Form 10-K
period 1993-12-31
HARLEY DAVIDSON INC
filed 1994-03-30
CIK 793952

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: DECEMBER 31, 1993

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to ________________

Commission file number 1-10793
                       -------



                             HARLEY-DAVIDSON, INC.
             (Exact name of registrant as specified in its charter)

               WISCONSIN                                39-1382325
         (State of organization)            (I.R.S. Employer Identification No.)

         3700 WEST JUNEAU AVENUE,                           53208
          MILWAUKEE, WISCONSIN                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number:  (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each Exchange
         Title of each class                               on which registered
- --------------------------------------                   -----------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE                   NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                          NEW YORK STOCK EXCHANGE



Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the
past 90 days.  Yes  X  No    .
                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 17, 1994:
                               $1,835,127,446.

Number of shares of the registrant's common stock outstanding at March 17, 1994:
                               38,091,491 shares.
Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 14, 1994.

================================================================================

                                     PART I
  Item 1. Business
  ----------------
  Summary
  -------

  Harley-Davidson, Inc. (the "Company") was incorporated in 1981, at which time it purchased the Harley-Davidson Motorcycle Business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, the Company became publicly held. The Company operates in two segments:
  Motorcycles and Related Products and Transportation Vehicles.

  The Company's Motorcycles and Related Products segment designs, manufactures and sells primarily heavyweight (engine displacement of 751cc or above) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company generally holds much smaller market shares in international markets.

  The Transportation Vehicles segment consists entirely of the Company's wholly owned subsidiary Holiday Rambler Corporation and its subsidiaries ("Holiday Rambler"). Holiday Rambler manufactures recreational vehicles, principally motorhomes and travel trailers, and specialized commercial vehicles. Holiday Rambler was acquired by the Company in December 1986. Holiday Rambler's Recreational Vehicle division competes primarily in the mid to premium segment of the recreational vehicle market. Holiday Rambler's commercial vehicles (marketed under the Utilimaster(R) brand name), which include walk-in vans and parcel delivery trucks, are built for a diverse range of specialized commercial uses. Holiday Rambler's Commercial Vehicle division is one of a small number of commercial vehicle manufacturers with the resources to satisfy the volume requirements and specialized needs of fleet customers.

  Revenue, operating profit (loss) and identifiable assets attributable to each of the Company's segments are as follows (in thousands):
- -------------------------------------------------------------------------------

                            Motorcycles
                            and Related   Transportation
                             Products        Vehicles      Corporate
                            -----------   --------------   ---------
    1993
    ----
 Revenue                       $933,262        $284,166      $     -
 Operating income (loss)        136,217         (59,533)*     (6,878)
 Identifiable assets            437,813         134,699       10,773

    1992
    ----
 Revenue                       $822,929        $282,355      $     -
 Operating income (loss)        102,300           2,137       (7,240)
 Identifiable assets            341,940         178,252        1,972

    1991
    ----
 Revenue                       $701,969        $237,894      $     -
 Operating income (loss)         89,551         (13,427)      (7,479)
 Identifiable assets            281,790         189,326        3,117

  *Includes $57.0 million charge related primarily to the write-off of goodwill.
- --------------------------------------------------------------------------------

  The heavyweight motorcycle market continued to expand in 1993. The recreational vehicle industry also reported volume increases during 1993, primarily in the middle to low price segments of the market. The Recreational Vehicles division generally targets its products toward the middle to upper price segment of the market.

  Quarterly revenue and operating income (loss) (in thousands), by segment, and motorcycle shipment information, are as follows:


- ----------------------------------------------------------------------------------------------------
                                             First     Second      Third      Fourth       Total
                                            Quarter    Quarter    Quarter    Quarter        Year
                                           ---------  ---------  ---------  ----------  ------------
 1993
 Revenue by segment:
   Motorcycles and Related Products         $205,328   $256,870   $220,778   $250,286     $  933,262
   Transportation Vehicles                    64,257     77,508     63,598     78,803        284,166
                                            --------   --------   --------   --------     ----------
                                            $269,585   $334,378   $284,376   $329,089     $1,217,428
 Operating income (loss) by segment:
   Motorcycles and Related Products         $ 27,505   $ 41,604   $ 31,175   $ 35,933     $  136,217
   Transportation Vehicles                      (589)       301     (2,137)   (57,108)*      (59,533)
   Corporate                                  (1,746)    (1,840)    (1,183)    (2,109)        (6,878)
                                            --------   --------   --------   --------     ----------
                                            $ 25,170   $ 40,065   $ 27,855   $(23,284)    $   69,806
 Units:
   Motorcycles                                19,502     22,951     17,963     21,280         81,696

   *Includes $57.0 million charge related primarily to the write-off of goodwill.
- ----------------------------------------------------------------------------------------------------
 1992
 Revenue by segment:
   Motorcycles and Related Products         $179,010   $203,929   $201,408   $238,582     $  822,929
   Transportation Vehicles                    68,412     70,020     70,342     73,581        282,355
                                            --------   --------   --------   --------     ----------
                                            $247,422   $273,949   $271,750   $312,163     $1,105,284

 Operating income (loss) by segment:
   Motorcycles and Related Products         $ 18,292   $ 32,772   $ 25,311   $ 25,925     $  102,300
   Transportation Vehicles                       138      1,144        106        749          2,137
   Corporate                                  (1,719)    (2,270)    (1,416)    (1,835)        (7,240)
                                            --------   --------   --------   --------     ----------
                                            $ 16,711   $ 31,646   $ 24,001   $ 24,839     $   97,197
 Units:
   Motorcycles                                17,186     18,771     17,977     22,561         76,495
- ----------------------------------------------------------------------------------------------------
 1991
 Revenue by segment:
   Motorcycles and Related Products         $145,429   $191,939   $177,896   $186,705     $  701,969
   Transportation Vehicles                    50,772     73,385     62,730     51,007        237,894
                                            --------   --------   --------   --------     ----------
                                            $196,201   $265,324   $240,626   $237,712     $  939,863

 Operating income (loss) by segment:
   Motorcycles and Related Products         $ 14,756   $ 31,061   $ 21,783   $ 21,951     $   89,551
   Transportation Vehicles                    (3,267)       790     (4,018)    (6,932)       (13,427)
   Corporate                                  (1,659)    (2,313)    (1,497)    (2,010)        (7,479)
                                            --------   --------   --------   --------     ----------
                                            $  9,830   $ 29,538   $ 16,268   $ 13,009     $   68,645
 Units:
   Motorcycles                                14,334     18,706     16,747     18,839         68,626

  MOTORCYCLES AND RELATED PRODUCTS

  The primary business of the Motorcycles and Related Products segment is to produce and sell premium heavyweight motorcycles. The Company's motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical Harley-Davidson(R) motorcycle owner is a male in his late-thirties, with a household income of approximately $53,700, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Approximately two-thirds of the Company's sales are to buyers with at least one year of higher education beyond high school.

  The heavyweight class of motorcycles is comprised of four types: standard, which emphasizes simplicity and cost; performance, which emphasizes racing and speed; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. Touring and custom models are the primary class of heavyweight motorcycle the Company manufactures. The Company presently manufactures and sells 18 models of touring and custom heavyweight motorcycles, with suggested retail prices ranging from approximately $5,000 to $16,200. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Paks(R). The custom segment of the market includes motorcycles featuring the distinctive styling associated with certain classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The Company's motorcycles are based on variations of five basic chassis designs and are powered by one of three air cooled, twin cylinder engines of "V" configuration which have displacements of 883cc, 1200cc and 1340cc. The Company manufactures its own engines and frames.

  During 1993, the Company acquired a 49 percent interest in Buell Motorcycle Company (Buell), a manufacturer of performance motorcycles. This investment in Buell offers the Company the possibility of gradually gaining entry into select niches within the performance motorcycle market. Buell will begin the distribution of a limited number of Buell motorcycles during 1994 to select dealers within the Company's dealer network.

  Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors', suggested retail prices are generally comparable. The top of the Company's custom product line is typically priced at approximately twice that of its competitors' custom motorcycles. The custom portion of the product line represents the Company's highest unit volumes and continues to command a price premium because of its features, styling and high resale value. The Company's smallest displacement custom motorcycle (the 883cc Sportster(R)) is directly price competitive with competitors' comparable motorcycles. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from competitive-brand motorcycles or are people new to the sport of motorcycling. Since 1988, the Company's research has consistently shown a repurchase intent in excess of 92% on the part of purchasers of its motorcycles, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. Domestically, motorcycle sales generated 51.4%, 52.8% and 50.6% of revenues in the Motorcycles and Related Products segment during 1993, 1992 and 1991, respectively.

  The major product categories for the Motorcycle Parts and Accessories business are replacement parts, mechanical accessories, rider accessories (MotorClothes(R) and collectibles) and specially formulated oil and other lubricants. The Company's replacement parts include original equipment parts, generally made in the United States, and a less expensive line of imported parts introduced in 1983 to compete against foreign-sourced aftermarket suppliers. Domestic motorcycle parts and accessories sales comprised 17.4%, 15.3% and 14.9% of net sales in the Motorcycles and Related Products segment in 1993, 1992 and 1991, respectively. Net sales from domestic motorcycle parts and accessories have grown 77% over the last three years (since 1990).

  The Company also provides a variety of services to its dealers and retail customers including service training schools, delivery of its motorcycles, motorcycling vacations, memberships in an owners club and customized software packages for dealers. The Company has had recent success under a program emphasizing modern store design and display techniques in the merchandising of parts and accessories by its dealers. Currently, 307 domestic and 75 international dealerships have completed store design renovation projects.

  Licensing. In recent years, the Company has endeavored to create an awareness of the brand among the nonriding public by licensing its trademark "Harley-Davidson(R)" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts and other clothing, jewelry, small leather goods and numerous other products and is expanding its licensing activity in the toy category. Although the majority of licensing activity occurs in the U.S., the Company has expanded into international markets.

  This licensing activity provides the Company with a valuable source of advertising. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks thereby protecting the brand and its use by authorized motorcycle dealers. Royalty revenues from licensing accounted for approximately 1% of the net sales from the Motorcycles and Related Products segment during each of the three years in the period ended December 31, 1993. While royalty revenues from licensing activities are small, the profitability of this business is relatively high.

  Marketing and Distribution. The Company's basic channel of United States distribution for its motorcycles and related products consists of approximately 600 independently owned full-service dealerships. With respect to sales of new motorcycles, approximately 75% of the dealerships sell Harley-Davidson motorcycles exclusively. All dealerships carry the Company's replacement parts and aftermarket accessories and perform servicing of Harley-Davidson motorcycle products.

  The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson dealers. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies. In an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling, the Company formed a riders club in 1983. The Harley Owners Group(R), or "HOG(R)" currently has approximately 250,000 members worldwide and is the industry's largest company-sponsored enthusiast organization. In addition, since 1980 the Company has been a national sponsor of the Muscular Dystrophy Association. In 1984, the Company became the first motorcycle manufacturer to use a national program of demonstration rides. The Company's expenditures on domestic marketing and advertising were approximately $53.8 million, $45.2 million and $36.1 million during 1993, 1992 and 1991, respectively.

  Retail Customer and Dealer Financing. Among the factors affecting the volume of the Company's motorcycle sales are the availability and cost of credit to both retail purchasers and Harley-Davidson dealers.

    On January 5, 1993, the Company invested $10 million for a 49% interest in Eagle Credit Corporation ("Eagle"). Eagle was formed to provide a source for wholesale and retail motorcycle financing to dealers and customers, respectively. Also on January 5, 1993, Eagle assumed the motorcycle floor-plans and parts and accessories arrangements previously held by ITT Commercial Finance Corp. Eagle has initiated programs that have allowed it to offer retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eagle has established a proprietary credit card for use in the Company's independent dealerships.

  A majority of dealer purchases of the Company's motorcycles are financed by Eagle. Under the terms of the Company's agreement with Eagle, participating dealers finance with Eagle 100% of the motorcycle invoice price. The Company has agreed to indemnify Eagle for certain losses that might be incurred by Eagle upon the sale or disposition of motorcycles repossessed by Eagle. Historically, the Company has experienced insignificant losses under this program.

  The Company encourages its motorcycle dealers to purchase and maintain adequate inventories of the Company's parts and accessories during the winter months in anticipation of the Christmas and spring selling season by offering its dealers special discounts and delayed billing terms. Under this program, payments to Eagle by dealers are due on June 1. The Company enters into an annual trade acceptance agreement with Eagle to provide the Company with the ability to sell its receivables from dealers. Under the terms of the agreement, the Company receives cash from Eagle in the amount of 100% of certain eligible accounts receivable at the time of sale to the dealer. On June 1 of each year, the date by which payments to Eagle are due from dealers, the Company is obligated to repurchase all unpaid balances from Eagle. Historically, the Company has experienced insignificant losses under this program.

  International Sales. International sales were $263 million, $240 million and $205 million, accounting for approximately 28%, 29% and 29% of net sales of the Motorcycles and Related Products segment, during 1993, 1992 and 1991, respectively. The Company believes that the international heavyweight market is growing and is significantly larger than the U.S. heavyweight market. The Company estimates, using data reasonably available to the Company, that it holds an average market share of approximately 14% in the heavyweight export markets in which it competes.

  The Company has wholly owned subsidiaries located in Germany, Japan and the United Kingdom. The German subsidiary also serves Austria and France. The combined foreign subsidiaries have a network of 129 dealers of which approximately 44% sell the Company's motorcycles exclusively. Distribution through these subsidiaries allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets. Elsewhere, sales are managed through 16 distributors in 14 countries. These distributors service approximately 251 additional dealers, of which approximately 92% sell Harley-Davidson motorcycles exclusively. The Company has representatives in 5 additional countries who primarily seek fleet sales and parts orders. Japan, Germany, Canada and France, in that order, represent the Company's largest export markets and account for approximately 63% of export sales. See Note 11 to the consolidated financial statements for additional information regarding foreign operations.

  Competition. The U.S. and international heavyweight motorcycle markets are highly competitive. The Company's major competitors generally have financial and marketing resources which are substantially greater than those of the Company. The Company's principal competitors have larger overall sales volumes and are more diversified than the Company. The Company believes that the heavyweight motorcycle market is the most profitable segment of the U.S. motorcycle market.

  During 1993, the heavyweight segment represented 34% of the total U.S. motorcycle market in terms of new units registered.

  The Company first began to experience significant competition in the domestic heavyweight motorcycle market from Japanese manufacturers in the early 1970's, and prior to 1984, the Company's U.S. market share declined almost continuously. Domestically, the Company competes in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 75%, 73% and 72% of total heavyweight retail unit sales in the U.S. during 1993, 1992 and 1991, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market.

  For the last 8 years, the Company has led the industry in domestic sales of heavyweight motorcycles. The Company has increased its share of the heavyweight market from 22% in 1983 to 58% in 1993.



                 Shares of U.S. Heavyweight Motorcycle Market*
                       (Above 750cc Engine Displacement)

                                                        Year Ended December 31,
                                                 --------------------------------------
                                                  1993    1992    1991    1990    1989
                                                 ------  ------  ------  ------  ------

 New U.S. Registrations (thousands of units):
   Total new registrations                       101.4    86.4    74.3    78.5    71.4
   Harley-Davidson new registrations              59.3    52.2    45.1    46.9    41.0

   Percentage Market Share:
     Harley-Davidson                              58.4%   60.4%   60.7%   59.7%   57.4%
     Honda                                        17.7    16.4    17.3    18.7    17.3
     Suzuki                                        9.4     9.4     7.6     5.7     6.6
     Kawasaki                                      6.2     5.6     6.4     6.5     7.4
     Yamaha                                        4.4     4.1     4.7     6.9     8.8
     Other                                         3.9     4.1     3.3     2.5     2.5
                                                 -----   -----   -----   -----   -----

   Total                                         100.0%  100.0%  100.0%  100.0%  100.0%
                                                 =====   =====   =====   =====   =====

     * Information in this report regarding motorcycle registrations and market shares has been derived from data published by R.L. Polk & Co.

  On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

- --------------------------------------------------------------------------------

               Worldwide Heavyweight Motorcycle Registration Data
                       (Above 750cc Engine Displacement)

                                               (Units in Thousands)
                                               1993    1992    1991
                                              ------  ------  ------
 North America(1):
   Total registrations                        109.5    92.3    80.7
   Harley-Davidson registrations               63.4    56.0    48.3
   Harley-Davidson market share percentage     57.9%   60.6%   59.9%

 Europe(2):
   Total registrations                        129.4   128.0   104.9
   Harley-Davidson registrations               13.0    12.5    10.7
   Harley-Davidson market share percentage     10.1%    9.7%   10.2%

 Japan/Australia(3):
   Total registrations                         31.8    28.2    24.6
   Harley-Davidson registrations                6.6     5.2     5.2
   Harley-Davidson market share percentage     20.9%   18.4%   21.1%

  (1)  Includes the United States and Canada
  (2)  Includes Austria, Belgium, France, Germany, Italy,
       Netherlands, Spain, Switzerland and United Kingdom.
  (3)  Data for Queensland, Northern Territory and South Australia
       not available prior to 1993.
- -------------------------------------------------------------------------------

  Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. The Company emphasizes quality, reliability and styling in its products and offers warranties which are generally comparable to those of its competitors. In general, resale prices of Harley-Davidson motorcycles, as a percentage of price when new, are significantly higher than resale prices of motorcycles sold by the Company's competitors.

  Although domestic heavyweight registrations increased 17% and 14% during 1993 and 1992, respectively, the Company expects only modest market growth in the future. The Company's ability to maintain its current domestic sales levels will depend primarily on its ability to maintain or increase its share of the market.

  Motorcycle Manufacturing. Since 1982, in an effort to achieve cost and quality parity with its competitors, the Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles and statistical process control, have significantly improved quality, productivity and asset utilization.

  The Company's use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, as well as scrap and rework costs. This system also allows quicker reaction to engineering design changes, quality improvements and market demands. The Company has trained the majority of its manufacturing employees in problem solving and statistical methods.

  During 1993, the Company completed a comprehensive motorcycle manufacturing strategy designed to, among other things, achieve the goal of a 100,000 units per year production rate in 1996. The Company began implementing the strategy in 1993 and estimates that it will be completed during 1996. The strategy calls for the enhancement of the Motorcycle division's ability to increase capacity, adjust to changes in the market place and further improve quality while reducing costs. The strategy calls for the achievement of the increased capacity within the existing facilities (with minor additions) without a significant change in personnel.

  Raw Material and Purchased Components. The Company has endeavored to establish with its suppliers long-term informal "partnership" relationships, directly assisting them in the implementation of the manufacturing techniques employed by the Company through training sessions and plant evaluations. In furtherance of the Company's "partnership" philosophy, the Company reduced the number of its manufacturing suppliers in recent years and is conducting more business with suppliers that have implemented these same manufacturing techniques in their manufacturing operations.

  The Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheet and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. Certain of these components are secured from one of a limited number of suppliers. Interruptions from certain of these suppliers could adversely affect the Company's production pending the establishment of substitute supply arrangements. The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

  Research and Development. The Company believes that research and development is a significant factor in the Company's ability to continuously improve its competitive position. The Motorcycles and Related Products segment incurred research and development expenses of approximately $19.3 million, $14.6 million and $8.0 million during 1993, 1992 and 1991, respectively.

  Patents and Trademarks. The Company owns certain patents which relate to its motorcycles and related products and processes for their production. The Company believes that the loss of any of its patents would not have a material effect upon its business.

  Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous program of trademark registration and enforcement to prevent the unauthorized use of its trademarks, strengthen the value of its trademarks and improve its image and customer goodwill. The Company believes that its "Harley-Davidson(R)" registered United States trademark is its most significant trademark. The Company's Bar and Shield design is also highly recognizable by the general public. Additionally, the Company has numerous other registered trademarks, trade names and logos, both in the United States and abroad. The Company has used the "Harley-Davidson" trademark continuously since 1903.

  Seasonality. The Company, in general, does not experience seasonal fluctuations in production. This is primarily the result of a strong demand for the Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its independent dealers. Floor plan financing allows many dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

  Regulation. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution which affect the business and operations of the Company.

  The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

  To ensure compliance with lower European Union noise standards (80dba), which are scheduled to take effect in calendar year 1994, the Company began a product development program during late 1990. Most of the design changes related to this program will be incorporated into the 1995 model year motorcycles (production beginning in July 1994). While these models are subject to European Union Certification procedures, testing performed by the Company to date indicates that the design changes will bring 1995 model year motorcycles within the required limits. Near the end of the decade, there may be a further reduction of European Union noise standards (to 77dba). Accordingly, the Company anticipates that it will continue to incur some level of research and development costs related to this matter over the next several years.

  The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (ARB) with respect to the ARB's more stringent emissions standards. The Company's motorcycle products have been certified to comply fully with all such applicable standards. The Company's motorcycles are subject to additional ARB tailpipe and evaporation emissions standards requiring that unique vehicles be built for sale exclusively in California.

  The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act (Safety Act), which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has acknowledged to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.

  In accordance with NHTSA policies the Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 11 voluntary recalls at a total cost of approximately $7.8 million. The Company fully reserves for all estimated costs associated with recalls in the period that they are announced.

  Federal, state, and local authorities have adopted various control standards relating to air, water and noise pollution which affect the business and operations of the Motorcycles and Related Product segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.


  Employees. As of December 31, 1993, the Motorcycles and Related Products segment had approximately 4,100 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa and Tomahawk, Wisconsin, are represented principally by the United Paperworkers International Union (UPIU) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The current collective bargaining agreement with the UPIU as been extended to expire on April 11, 1994. The collective bargaining agreement with the Wisconsin-IAM will expire on March 2, 1997, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 1997.

  TRANSPORTATION VEHICLES

     Recreational Vehicles
     ---------------------

  The Recreational Vehicle division's motorhomes and travel trailers are designed to appeal to people interested in travel and outdoor recreational activities. These recreational vehicles are distinct from mobile homes, which are manufactured housing designed for permanent and semipermanent dwelling.

  Principal types of recreational vehicles produced by the Recreational Vehicle division include Class A or "conventional" motorhomes, Class C or "mini" motorhomes (discontinued with the 1994 model year), and travel trailers. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (RVIA).

  A motorhome is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom, dining, and sleeping areas. Motorhomes are self-contained, with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities so that they can be lived in without being attached to utilities. As such, they generally qualify as second homes for income tax purposes. Although they generally are not designed to provide complete facilities for permanent or semipermanent living, motorhomes do provide comfortable living facilities for short periods of time.

  Class A motorhomes are constructed on medium-duty truck chassis, which are purchased with engine and drive train components. The living area and driver's compartment are designed, manufactured, and installed by the Recreational Vehicle division.

  Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pick-up trucks, sport utility vehicles or vans. They are otherwise similar to motorhomes in features and use. The Company produces both "conventional" and "fifth wheel" travel trailers. Conventional travel trailers are towed by means of a bumper or frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pick-up trucks, are constructed with a raised forward section that is attached to the bed area of the pick-up truck. This design allows a bi-level floor plan and additional living space.

  The Company's premium lines of recreational vehicles are marketed under the Navigator(R) and Imperial(TM) brand names. Models in these lines are manufactured with premium quality materials and components, including entertainment centers, solid oak cabinetry and brass fixtures, and may be equipped with luxury features such as microwave-convection ovens, washer/dryers and built-in vacuum cleaner systems. These models are generally purchased by persons who previously have owned recreational vehicles. The Navigator is a bus-style motorhome that carries a suggested retail price of $193,000 to $220,000. In the Company's Imperial line, suggested retail prices of motorhomes generally range between $108,000 and $183,000, while travel trailers retail between $38,200 and $67,000.

  The Company also produces motorhomes under the Aluma-Lite(R) brand name, and travel trailers under the Aluma-Lite and Free Spirit(R) brand names, for the mid-range market. These models are produced with fewer standard features than the Navigator or Imperial. Suggested retail prices for the Aluma-Lite motorhome range between $68,000 and $123,000 while Aluma-Lite and Free Spirit travel trailers range between $18,000 and $58,000. Also in the mid-range market, the Company produces Endeavor(R) and Vacationer(R) motorhome models. Suggested retail prices in these lines range between $50,000 and $112,000.

  Holiday Rambler continues to emphasize product development. Its major thrust is threefold: to develop competitive floorplans; to update existing models; and to bring innovation into the product line along with increased quality. In achieving these goals, Holiday Rambler does not plan to vary from its traditional aluminum frame construction or stray from its existing product boundaries.

  The following table presents information regarding wholesale sales of the Company's recreational vehicles during the periods indicated:

- --------------------------------------------------------------------------------

                      Wholesale Recreational Vehicle Sales

                                               Year Ended December 31,
                                            -----------------------------
                                                    (in thousands)
                                               1993      1992      1991
                                               Sales     Sales     Sales
                                              --------  --------  --------
 Premium lines                                $ 53,041  $ 58,460  $ 41,246
 Mid-range lines                                83,677    89,601    79,788
                                              --------  --------  --------
 Total                                        $136,718  $148,061  $121,034
                                              ========  ========  ========

- --------------------------------------------------------------------------------

  In addition to wholesale sales of the recreational vehicle products shown above, sales by the Recreational Vehicle division also include retail sales by its wholly owned Holiday World(R) stores, discussed below.

  The Recreational Vehicle division's sales (including retail, wholesale and other sales) were $192.7 million, $202.1 million and $170.6 million in 1993, 1992 and 1991, respectively. Sales of the Recreational Vehicle division accounted for 67.8%, 71.6% and 71.7% of the Transportation Vehicles segment's revenues for the years ended December 31, 1993, 1992 and 1991, respectively.

  Competition and Other Business Considerations - The recreational vehicle market is highly competitive with a number of other manufacturers selling products in competition with the Company. Competition is based upon price, design, quality and service. The Company believes that it provides service comparable to that provided by its competitors and that the design and quality of its products compare favorably with similarly priced products of its competitors.

  The Company believes that the primary external factors affecting the recreational vehicle industry are the consumer's perception of the health of the economy, interest rates, availability of retail financing and the availability of gasoline.

  Fifteen manufacturers accounted for approximately 82% of total units sold during 1993 in the recreational vehicle market classifications in which the Recreational Vehicle division competes. The remaining units included products manufactured by approximately fifty additional manufacturers. During 1993, Fleetwood Enterprises, Inc. (Fleetwood) accounted for approximately 34% and 26% of the Class A and Travel Trailer markets, respectively. During the same period, the Company's shares of the Class A and Travel Trailer markets were 4.8% and 2.4%, respectively. The Company ranks fourth in Class A market share and ninth in Travel Trailer market share.

  As a result of the Company's emphasis on sales of premium vehicles, the Company's market share in the premium market is significantly higher than its share of the overall market. While definitive market share statistics with respect to this market do not exist, the Company believes that its Recreational Vehicle division is one of the largest producers of premium recreational vehicles. The largest manufacturer in the recreational vehicle industry, Fleetwood, does not have significant market share in the premium segment. Although the Company manufactures Class A motorhomes and travel trailers with lower prices, the Recreational Vehicle division's strategy in manufacturing recreational vehicles outside of the premium market is to offer a broad range of recreational vehicles to purchasers who may subsequently purchase premium recreational vehicles.

  Marketing and Distribution - The Recreational Vehicle division markets its recreational vehicle products through a network of approximately 150 dealers located throughout the continental United States, including fourteen company-owned Holiday World dealers. Holiday World dealers also stock previously owned vehicles and new recreational vehicles manufactured by certain of Holiday Rambler's competitors. The Holiday World dealers provide Holiday Rambler with valuable knowledge regarding consumer preferences and information regarding products of its competitors, as well as other marketing information. Holiday Rambler's sales and service agreements require dealers to maintain a service department and a supply of recreational vehicle parts, supplies and accessories. These agreements are subject to renewal on an annual basis.

  Holiday Rambler's new owner questionnaires indicate that approximately 68% of purchasers of Holiday Rambler's new recreational vehicles are 56 years or older, a growing segment of the U.S. population.

  Customer loyalty is reinforced by Holiday Rambler's sponsorship of the Holiday Rambler Recreational Vehicle Club, Inc., a not-for-profit Indiana corporation. The club is open only to owners of Holiday Rambler's recreational vehicles and has approximately 11,600 members. The club holds 31 club-sponsored rallies and caravans each year and is provided with administrative and promotional assistance by Holiday Rambler. Holiday Rambler receives valuable feedback from its customers at these events.

  Holiday Rambler is focusing its marketing effort to be more responsive to its customers' needs. During 1993, Holiday Rambler replaced or filled several key positions including that of the chief operating officer and the vice presidents of sales, marketing and engineering. The Company believes that these positions are vital to the success of the Transportation Vehicles segment's strategies surrounding the renewed customer focus.

  Dealer Financing - Substantially all of the Recreational Vehicle division's recreational vehicle sales to dealers are made on terms requiring payment within ten days of the dealer's receipt of the unit. Most dealers are financed under "floor plan" arrangements with banks or finance companies under which the lender advances all, or substantially all, of the purchase price of the vehicle being purchased. The loan is collateralized by a lien on the vehicle. In certain instances, consistent with industry practice, Holiday Rambler has entered into repurchase agreements with these lenders which provide that, in the event of default by the dealer in repaying the loan, Holiday Rambler will either repay the loan or repurchase the financed vehicles. In general, the repurchase agreements provide that, for up to twelve months after a unit is financed, Holiday Rambler will repurchase the unit upon a determination by the lender to repossess the unit. Holiday Rambler's loss exposure on repurchase is limited to the difference between the net realized resale value of the vehicle and the amount required to be paid the lending institution at the time of repurchase. On January 5, 1993, Eagle purchased the Notes Payable obligations (floor plan financing) of the Company's wholly owned Holiday World Stores. For further information on dealer financing programs, see Notes 5 and 7 to the 1993 consolidated financial statements.

    Commercial Vehicles
    -------------------

  The Company, through its Utilimaster Corporation subsidiary (Utilimaster), builds truck bodies for specialized commercial uses. Sales of the Company's commercial vehicles and truck bodies accounted for 27.8%, 24.0% and 23.4% of the Transportation Vehicles segment's revenues in 1993, 1992 and 1991, respectively.

  Utilimaster currently installs the truck bodies on chassis of various sizes supplied by third parties. The truck bodies are offered in aluminum or fiberglass reinforced plywood (FRP) construction and are available in lengths of 9 to 28 feet. The Company's products (excluding chassis) range in price from $2,600 to $34,000 although special service vehicles can sell as high as $60,000.

  The principal types of commercial bodies are as follows:

     Parcel Delivery Vans - Aluminum or FRP parcel delivery van bodies are installed on chopped van chassis supplied by the major Detroit truck manufacturers. These parcel delivery van bodies that are manufactured by the Company range in length from 10 to 16 feet and are primarily used for local delivery of parcels, freight and perishables.

     Standard Walk-In Vans - Utilimaster manufactures its standard walk-in vans (step-vans) on a truck chassis supplied with engine and drive train components, but without a cab. The Company fabricates the driver's compartment and body using aluminum panels. Uses for these vans include the distribution of food products and small packages.

     Truck Bodies - Utilimaster's truck bodies are typically fabricated up to 28 feet in length with prepainted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors, and various door configurations to accommodate end-user loading and unloading requirements. These products are used for diversified dry freight transportation. The Company installs its truck bodies on chassis supplied with a finished cab.

     Mobile Rescue and Special Use Emergency Vehicles - Utilimaster builds a variety of high cube and walk-in specialty use vehicles for the fire and rescue industry. These vehicles range in lengths from 10 to 22 feet and usually require extensive customization to meet the needs of the local emergency agencies.

     Aeromate(R) - The Aeromate was developed for customers needing a mid-size delivery vehicle that offered maneuverability, front-wheel drive, fuel efficiency, a large cargo area and driver comfort, features not available from production vans and larger delivery vans. Its six-cylinder engine, automatic transmission and drive train are purchased from a third party in the automotive industry and retrofitted to the Company-built chassis. The all-aluminum truck body can hold 317 cubic feet of cargo, weighing up to one ton.

  Marketing and Distribution - Utilimaster markets its commercial vehicles and bodies directly to 450 fleet accounts and to single commercial vehicle purchasers through a network of 900 automobile and truck dealers. This network is distinct from the Company's recreational vehicle dealer network. The Company does not provide financing to these dealers or fleet accounts. For Aeromate dealers, the

  Company makes financing available through lenders with which the Company has repurchase agreements.

  Competition - While the Commercial Vehicle division experiences some competition from the large automotive manufacturers, which traditionally have offered a narrow selection of standardized commercial vehicle body options for their truck chassis, its principal competition is from a small number of manufacturers with the resources to satisfy the volume requirements and specialized needs of commercial vehicle fleet customers. These manufacturers include Grumman Corp., Union City Body Company, Inc., and Supreme Corp. Competition among manufacturers is based upon price, quality, and responsiveness to customer requirements both in design and timing of delivery. Sales of commercial vehicles to fleet customers generally are either the result of direct competition with other manufacturers or a competitive bidding process. Because of the specialized needs of each customer, the relative importance of each individual factor varies from customer to customer. The Company believes that it has been able to compete successfully on the basis of all of these factors.

     Other Products
     --------------

  The Transportation Vehicles segment's Creative Dimensions division produces a broad line of contemporary office furniture. Creative Dimensions products are marketed through a network of approximately 750 office suppliers and designers nationwide. The Transportation Vehicles segment's Nappanee Wood Products division is a custom cabinetmaker which produces high quality, solid wood cabinets and wood components primarily for the Company's recreational vehicles. The Transportation Vehicles segment's B & B Molders division designs and manufactures a diverse range of custom or standard tooling and injection molded plastic pieces.

  Other products accounted for 4.4%, 4.4% and 4.9% of the Transportation Vehicles segment revenues for the years ended December 31, 1993, 1992 and 1991, respectively.

     All Divisions
     -------------

  Production. Holiday Rambler's products are built utilizing an assembly line process. Holiday Rambler has designed and built its own fabricating and assembly equipment for the majority of its manufacturing processes. Holiday Rambler believes that the manufacturing systems and technology enables it to produce high quality products on an efficient basis. In addition to assembling its products and installing various options and accessories, Holiday Rambler manufactures a majority of its plastic components and other installed products, such as draperies, bathtubs, holding tanks, wheel covers, and wiring harnesses.

  Holiday Rambler currently operates one production shift. Capacity increases can be achieved at relatively low cost on the existing shifts, largely by increasing the number of production employees, or by adding a shift. Holiday Rambler's plant facilities can be easily expanded, contracted, or converted to reflect changing product demand.

  The manufacturing processes, facilities, and equipment used to make Holiday Rambler's recreational vehicles and commercial vehicles are similar and, in most respects, interchangeable. The required employee skills are applicable to the production of either type of vehicle. As a result, the Company has the flexibility to shift employees and resources in order to meet changing demands in its markets. A portion of production employees' compensation consists of production group incentives, which can permit an employee to increase his total compensation by increasing productivity and meeting quality standards.

  Production Materials. The principal raw materials and other components used in the production of recreational and commercial vehicles are purchased from third parties. With the exception of the chassis, these materials, including aluminum, plywood, lumber, plastic and fiberglass, are generally available from numerous sources.

  Holiday Rambler obtains its chassis from several automobile or truck manufacturers under either consignment agreements or secured financing agreements with interest subsidies by the manufacturers. Subject to certain time limitations, Holiday Rambler pays for a recreational vehicle chassis upon making an alteration or addition to the chassis. Upon sale of a recreational vehicle to a dealer, Holiday Rambler invoices the purchasing dealer for the completed vehicle, including the chassis.

  The agreements relating to commercial vehicle chassis contemplate that Holiday Rambler will make alterations or additions to a chassis upon the order of dealers affiliated with the chassis manufacturer. In this situation, Holiday Rambler delivers completed vehicles to the purchasing dealer and invoices the dealer for Holiday Rambler's additions and alterations only. The dealer is invoiced for the chassis directly by the chassis manufacturer (which has reacquired title to the chassis from Holiday Rambler under an interest subsidized secured financing arrangement). The commercial vehicle chassis agreements also permit Holiday Rambler to purchase the chassis from the manufacturer through an affiliated dealer, in which case Holiday Rambler takes title, and is obligated to pay for the chassis.

  Holiday Rambler's Class A motorhomes are generally built on Chevrolet, Ford and Spartan chassis, and its commercial vehicles are generally built on GM and Ford chassis. If any of these manufacturers were to cease manufacturing or otherwise reduce the availability of these chassis, the business of Holiday Rambler could be adversely affected, although Class A chassis supplied by Oshkosh Truck Corporation could lessen the impact. In general, Holiday Rambler has not experienced any substantial shortages of raw materials or components. However, the industry has occasionally experienced short-term chassis shortages.

  Patents and Trademarks. The Transportation Vehicles segment owns various patents and know-how which relate to its recreational vehicles and other products and the processes for their production. The Company believes that the loss of any of these patents would not have a material effect upon its business.

  Trademarks are important to the Transportation Vehicles segment's recreational and commercial vehicle business. The Transportation Vehicles segment's Holiday Rambler(R) trademark is its most significant trademark. Additionally, the Transportation Vehicle segment has numerous other valuable registered trademarks, trade names, and logos used in its business.

  Seasonality. The recreational vehicle market is generally subject to seasonal fluctuations. Retail sales are generally stronger during the spring and late summer months. The availability of retail floor plan financing to the Recreational Vehicle division's independent dealers, as well as the use of specialized sales programs during the winter months, help to mitigate some of the effects of seasonality on the Recreational Vehicle division's production schedule.

  Regulation. The manufacture, distribution, and sale of the Transportation Vehicle segment's vehicles are subject to governmental regulations in the United States at the federal, state, and local levels. The most extensive regulations are promulgated under the Safety Act which, among other things, enables the NHTSA to require a manufacturer to remedy vehicles containing "defects related to motor vehicle safety" or vehicles which fail to conform to all applicable federal motor vehicle safety standards. Pursuant to the Safety Act and related regulations, the Transportation Vehicles segment from time to time has initiated voluntary recalls of its recreational and commercial vehicles. Since the beginning of 1990, recalls by the Transportation Vehicles segment initiated under the Safety Act, all of which have been voluntary, have involved an aggregate cost to the Company of approximately $3.8 million.

  Federal, state, and local authorities have adopted various control standards relating to air, water and noise pollution which affect the business and operations of the Transportation Vehicle segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

  Employees. As of December 31, 1993, the Transportation Vehicles segment employed approximately 1,900 people. None of the segment's personnel are represented by labor unions.

  Item 2. Properties
  ------------------

  The following is a summary of the principal properties of the Company as of March 17, 1994.

  Motorcycles and Related Products Segment
  ----------------------------------------

Type of Facility             Location             Square Feet  Status
- ----------------             --------             -----------  ------

 Executive Offices,
  Engineering & Warehouse    Milwaukee, WI            502,720  Owned
 Manufacturing               Wauwatosa, WI            357,734  Owned
 Manufacturing               Tomahawk, WI              70,327  Owned
 Manufacturing               York, PA                 949,380  Owned
 Motorcycle Testing          Talladega, AL             11,500  Lease expiring
                                                                1996
 Office and Warehouse        Morfelden-Walldorf,       50,859  Lease expiring
                              Germany                           2001
 Office                      Tokyo, Japan               7,015  Lease expiring
                                                                1995
 Warehouse                   Yokohama, Japan            7,460  Lease expiring
                                                                1995
 Office                      Brackley, England          2,845  Lease expiring
                                                                2005
 Warehouse                   Brackley, England          1,122  Lease expiring
                                                                2005

  The Motorcycles and Related Products segment has three facilities that perform manufacturing operations: Wauwatosa, Wisconsin, a suburb of Milwaukee (motorcycle power train production); Tomahawk, Wisconsin (fiberglass parts production and painting); and York, Pennsylvania (motorcycle parts fabrication, painting and assembly).

  The results of a comprehensive manufacturing strategy completed by the Company during 1993 indicated that generally the size of the existing facilities with minor additions would be adequate to meet its current goal of being able to produce 100,000 motorcycles, annually, in 1996.

Transportation Vehicles Segment
- -------------------------------

Type of Facility                 Location       Square Feet  Status
- ----------------                 --------       -----------  ------
 Executive Offices               Wakarusa, IN        51,178  Owned
 Manufacturing and Warehouse     Wakarusa, IN       842,367  Owned
 Factory Service Center          Wakarusa, IN        41,138  Owned
 Data Processing                 Wakarusa, IN        23,850  Owned
 Research and Development/
   Purchasing                    Wakarusa, IN        38,120  Owned
 Sales Facilities                Various              2,069  Owned
 Manufacturing and Offices       Nappanee, IN       169,711  Owned
 Manufacturing                   Mishawaka, IN       16,180  Owned
 Retail Dealership Facilities    Various            201,900  Owned
 Retail Dealership Facilities    Various             18,328  Leased

  The Transportation Vehicles segment's units are manufactured in approximately 30 separate buildings. Additionally, the Segment owns 20 buildings used for administrative, storage, and other purposes. Substantially all of the facilities are located on three sites at or near the Transportation Vehicles segment's corporate headquarters in Wakarusa, Indiana. The Company owns all of the production facilities and the underlying parcels of land. Because recreational and commercial vehicles are produced largely through a labor-intensive assembly process, the facilities do not house extensive capital equipment. The Transportation Vehicles segment's present facilities are generally adequate for their current intended use. Capacity increases may be achieved at a relatively low cost, largely by adding production employees.

  Item 3.  Legal proceedings
  --------------------------

  The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources. The Company is currently pursuing cost recovery litigation against the Navy and believes that the Navy, by virtue of its ownership and operation of the Facility, will ultimately be responsible for a substantial portion of the environmental remediation costs at the Facility. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its investigation and remediation costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's estimate of the probable liability of the Navy, and the settlement agreement with Minstar, the Company estimates that it will incur approximately $4 million of additional remediation and related costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

  The Company self-insures its product liability loss exposure. The Company accrues for claim exposures which are probable of occurrence and reasonably estimable.

  Item 4.  Submission of matters to a vote of security holders

  No matters were submitted to a vote of stockholders of the Company in the fourth quarter of 1993.

                      Executive officers of the registrant
                      ------------------------------------


  The following sets forth, as of March 17, 1994, the name, age and business experience for the last five years of each of the executive officers of Harley-Davidson.

                               Executive Officers
                               ------------------

Name                                            Age
- ----                                            ---
 Richard F. Teerlink                             57
 President and Chief Executive Officer

 Jeffrey L. Bleustein                            54
 President and Chief Operating Officer -
 Motorcycle Division

 James M. Brostowitz                             42
 Vice President, Controller and Treasurer

 Thomas A. Gelb                                  58
 Vice President, Continuous Improvement

 C. William Gray                                 52
 Vice President, Human Resources
 Motorcycle Division

 Timothy K. Hoelter                              47
 Vice President, General Counsel and
 Secretary

 Martin R. Snoey                                 50
 President & Chief Operating Officer,
 Holiday Rambler Corporation

 James L. Ziemer                                 44
 Vice President, Chief Financial Officer and
 Assistant Treasurer

  All of these individuals have been employed by the Company in an executive capacity for more than five years, except C. William Gray and Martin R. Snoey.

  Mr. Gray has been Vice President of Human Resources for the Motorcycle Division since joining the Company in 1990. Prior to that time, he was Senior Vice President, Human Resources for Champion International Corp., a manufacturer of paper products, and from 1986 to 1988 Vice President, Human

  Resources and Vice President, Strategic Planning for B. F. Goodrich Company, a leading manufacturer serving the chemical and aerospace industries.

  Mr. Snoey has been President and Chief Operating Officer of Holiday Rambler Corporation since joining the Company in January 1993. Prior to that time he held, from January 1992 to December 1992, a general management consulting agreement with Precision Castparts Corporation, a specialty manufacturer supplying the transportation industry. From July 1989 to March 1991 he was the President and CEO of Geostar Corporation, an entrepreneurial, global satellite communications company, serving the transportation industry. In February 1991, Geostar Corporation filed a voluntary Chapter 11 bankruptcy petition. From March 1984 to July 1989, he was an executive with the Kenworth Truck Division of PACCAR, Inc., a leading manufacturer of transportation equipment, where his last position was General Manager for U.S. Operations.

                                    PART II
                                    -------

  Item 5. Market for Harley-Davidson, Inc. common stock and related stockholder matters

  Harley-Davidson, Inc., common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

              1993                                          Low     High
              ----                                        -------  -------

         First quarter                                    $31-1/5  $38-3/4
         Second quarter                                    33-1/4   39-1/2
         Third quarter                                     38-1/4   46-3/4
         Fourth quarter                                    39-3/4   47-1/2

              1992
              ----

         First quarter                                    $21-3/4  $32-1/2
         Second quarter                                    23-1/4   31-3/8
         Third quarter                                     23-3/4   29
         Fourth quarter                                    26-1/2   38-3/4

 The Company paid the following dividends during 1993.

         First quarter                                    $     -
         Second quarter                                         -
         Third quarter                                        .06
         Fourth quarter                                       .06

  Prior to the declaration of its first quarterly dividends during 1993, the Company had not paid cash dividends on its common stock.

  As of March 17, 1994, there were approximately 19,300 shareholders of record of Harley-Davidson, Inc. common stock.


Item 6. Selected financial data
                                               1993         1992        1991       1990       1989
                                            ----------   -----------  ---------  ---------  ---------
                                                     (In thousands, except per share amounts)
Income statement data:
 Net sales                                  $1,217,428   $1,105,284   $939,863   $864,600   $790,967
 Cost of goods sold                            880,269      808,871    706,140    635,551    596,940
                                            ----------   ----------   --------   --------   --------
 Gross profit                                  337,159      296,413    233,723    229,049    194,027

 Selling, administrative, and engineering      267,353*     199,216    165,078    145,674    127,606
                                            ----------   ----------   --------   --------   --------
 Income from operations                         69,806       97,197     68,645     83,375     66,421

 Other income (expense):
  Interest expense, net                           (831)      (4,912)    (7,312)    (9,701)   (14,322)
  Lawsuit judgement                                  -        2,200          -     (7,200)         -
  Other                                         (2,460)      (5,676)    (3,239)    (3,857)       910
                                            ----------   ----------   --------   --------   --------
                                                (3,291)      (8,388)   (10,551)   (20,758)   (13,412)
                                            ----------   ----------   --------   --------   --------
 Income from continuing operations before
   income taxes, extraordinary items
   and accounting changes                       66,515       88,809     58,094     62,617     53,009
 Provision for income taxes                     48,072       34,636     21,122     24,309     20,399
                                            ----------   ----------   --------   --------   --------
 Income from continuing operations before
   extraordinary items and
   accounting changes                           18,443       54,173     36,972     38,308     32,610
 Discontinued operation, net of tax                  -            -          -          -      3,590
                                            ----------   ----------   --------   --------   --------
 Income before extraordinary items
   and accounting changes                       18,443       54,173     36,972     38,308     36,200

 Extraordinary items, net of tax                     -         (388)         -       (478)    (3,258)
                                            ----------   ----------   --------   --------   --------

 Income before accounting changes               18,443       53,785     36,972     37,830     32,942
 Cumulative effect of accounting changes,
  net of tax                                   (30,328)           -          -          -          -
                                            ----------   ----------   --------   --------   --------


 Net income (loss)                          $  (11,885)  $   53,785   $ 36,972   $ 37,830   $ 32,942
                                            ==========   ==========   ========   ========   ========

 Weighted average common
  shares assuming no dilution                   37,950       35,889     35,580     35,576     34,548
                                            ==========   ==========   ========   ========   ========

Per common share:
 Income from continuing operations                $.49        $1.51      $1.04      $1.08      $ .94
 Discontinued operation                              -            -          -          -        .10
 Extraordinary items                                 -         (.01)         -       (.02)      (.09)
 Accounting changes                               (.80)           -          -          -          -
                                                 -----        -----      -----      -----      -----

 Net income (loss)                              $( .31)       $1.50      $1.04      $1.06      $ .95
                                                ======        =====      =====      =====      =====

Balance sheet data:
 Working capital                            $  142,996   $   96,232   $ 64,212   $ 50,152   $ 51,313
 Total assets                                  583,285      522,164    474,233    407,467    378,929
 Short-term debt, including current
  maturities of long-term debt                  21,369       16,965     41,089     23,859     26,932
 Long-term debt, less current maturities         3,429        2,360     46,906     48,339     74,795
                                            ----------   ----------   --------   --------   --------
 Total debt                                     24,798       19,325     87,995     72,198    101,727
 Stockholders' equity                          324,912      335,380    238,000    198,775    156,247

 *Includes a $57.0 million charge related primarily to the write-off of goodwill at the Transportation Vehicles segment (Holiday Rambler).

  Item 7. Management's discussion and analysis of financial condition and results of operations

  OVERALL
  The Company's Motorcycles and Related Products segment was responsible for virtually all of the growth in 1993 revenue and earnings. Demand for the segment's motorcycles continued to exceed supply during 1993 and its parts and accessories business generated a 27.8% revenue increase over 1992. The motorcycle business also significantly benefitted from a more predictable and efficient manufacturing process.

  The Transportation Vehicles segment, in total, recorded disappointing results in 1993. The segment's Recreational Vehicles business did not participate, to the extent of other recreational vehicles manufacturers, in the industry recovery. During the fourth quarter of 1993, the Company determined that an impairment of goodwill related to the Transportation Vehicles segment had occurred, and accordingly, recorded a $57.0 million ($1.46 per share) write-off of goodwill and certain other assets.

  In addition to the goodwill write-off, the Company changed its methods of accounting both for postretirement health care benefits and for income taxes during 1993, resulting in a $30.3 million ($0.80 per share) charge to earnings, net of tax. Excluding the effect of the goodwill write-off and accounting changes, the Company would have reported earnings during 1993 of $74.1 million ($1.95 per share) compared to $53.8 million ($1.50 per share) during 1992.

  RESULTS OF OPERATIONS
  1993 COMPARED TO 1992

              MOTORCYCLE UNIT SHIPMENTS AND CONSOLIDATED NET SALES

                                                1993      1992    Change   %Change
Motorcycle unit shipments                       81,696    76,495   5,201       6.8%
==================================================================================
Net sales (in millions):
  Motorcycles                                 $  734.3  $  667.2  $ 67.1      10.0%
  Motorcycle Parts and Accessories               199.0     155.7    43.3      27.8
    Total Motorcycles and Related Products       933.3     822.9   110.4      13.4
  Recreational Vehicles                          192.7     202.1    (9.4)     (4.6)
  Commercial Vehicles                             78.9      67.9    11.0      16.2
  Other                                           12.5      12.4     0.1       1.1
    Total Transportation Vehicles                284.1     282.4     1.7       0.6
Consolidated Harley-Davidson, Inc.            $1,217.4  $1,105.3  $112.1      10.1%
==================================================================================

  The Company reported record consolidated revenue during 1993 of $1.2 billion compared to $1.1 billion during 1992. The Motorcycles and Related Products segment was responsible for virtually all of the change in consolidated revenue as the result of increases in both motorcycle unit shipments and parts and accessories sales.

  During 1992, the motorcycle production schedule began the year at 280 units per day and increased throughout the year to a scheduled rate of 345 units per day in December. The scheduled motorcycle production rate remained steady at 345-350 units per day throughout 1993. Accordingly, the Company reported only a 6.8% increase in unit shipments compared to 1992.

  In October 1993, the Company announced that it would increase its scheduled production rate to 365 units per day beginning January 3, 1994. Since the beginning of 1994, that rate has been exceeded several times. The Company may increase the rate during 1994 if the current production conditions continue.

  Year-end data indicate that the domestic (United States) motorcycle market continued to grow throughout 1993. Compared to 1992, industry registrations of heavyweight (engine displacements in excess of 750cc) motorcycles were up 17.4% (data provided by R.L. Polk). The Company ended 1993 with a market share of 58.4% compared to 60.4% in 1992. This decrease is primarily a reflection of the Company's constrained capacity in a growing motorcycle market. Demand for the Company's motorcycles continues to exceed supply with nearly all of the Company's independent domestic dealers reporting retail orders on their remaining 1994 model year motorcycle allocations (production through June, 1994).

  In total, international demand remains strong. Export revenues totaled $262.8 million during 1993, an increase of approximately $23.4 million (9.8%) over 1992. The Company exported approximately 30% of motorcycle units in both 1993 and 1992 and expects to maintain approximately the same percentage during 1994. The Company distributes approximately one-half of exported units through its wholly owned subsidiaries in Germany, Japan and England, which allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets. While definitive market share information does not exist in many foreign countries, the Company believes that it generally holds an approximate 14% overall market share in the foreign markets in which it competes.

  Parts and accessories revenues exceeded management's expectations during 1993, increasing 27.8% over 1992. Fourth quarter results were especially strong, with revenues increasing 39.7% compared to the same period in 1992. Several factors including media exposure surrounding the Company's 90th anniversary celebration in June 1993, the popularity of the MotorClothes line and a strong holiday selling season contributed to the growth. While pleased with the results, the Company does not believe that the parts and accessories business growth will continue at these rates.

  The Transportation Vehicles segment's Recreational Vehicle division did not realize the same level of improvement as the overall recreational vehicle industry. During 1993, industry registrations increased 13.1% overall, while the division's wholesale unit shipments decreased in both "Class A" (motorized) and towable (fifth wheel and travel trailers) product lines compared to 1992. The division's 1993 market shares for Class A motorhomes and towables were 4.8% and 2.3%, respectively, compared to 5.3% and 2.9% during 1992. Much of the industry improvement (especially with respect to travel trailers) has occurred in the lower end of the market, where the division generally does not compete.

  During 1993, the division added several employees from outside of the organization to fill key leadership positions in product development, marketing and sales areas. In addition, the Company replaced, in January 1993, the President and Chief Operating Officer position of the Transportation Vehicles segment. The entire leadership group at the Recreational Vehicles division has renewed their focus on providing more customer responsive products to the marketplace.

  A 16.2% revenue increase in the Commercial Vehicles division was primarily the result of large fleet contracts completed during 1993. Although it is too early to determine whether the Commercial Vehicles division will be able to match its success in 1994, its ability to attract large fleet contracts in a competitive market positions it well for future growth.

                           CONSOLIDATED GROSS PROFIT
                             (Dollars in Millions)

                                                                Percent    Percent
                                                               of Sales   of Sales
                                       1993    1992   Change     1993       1992
- ----------------------------------------------------------------------------------
Motorcycles and Related Products      $292.0  $250.0   $42.0       31.3%      30.4%
Transportation Vehicles                 45.2    46.4    (1.2)      15.9       16.4
==================================================================================
Consolidated Harley-Davidson, Inc.    $337.2  $296.4   $40.8       27.7%      26.8%
==================================================================================

  The $40.8 million increase in consolidated gross profit was generated entirely by the Motorcycles and Related Products segment. Volume increases in both motorcycle units and parts and accessories provided the majority of the increase. The improvement in gross profit as a percent of sales reflects, primarily, efficiencies realized in the manufacturing process. Motorcycle volume increases realized during 1992 resulted in substantial overtime and caused significant manufacturing inefficiencies. Accordingly, the manufacturing focus in 1993 was on process improvement rather than on dramatic production increases. The result was a more predictable manufacturing process, a substantial decrease in overtime and an efficient transition to production of 1994 models. The improvement in gross profit percentage occurred despite a shift in mix toward lower-margin Sportster models. Approximately 27% of 1993 motorcycle unit shipments were Sportster models compared to approximately 23% during 1992. The Company's long-term goal is a product mix consisting of approximately 25% Sportsters. The Company currently anticipates that approximately 28% of calendar 1994 production will consist of the Sportster models.

  Gross profit at the Transportation Vehicles segment decreased slightly during 1993. Volume decreases in the Recreational Vehicles division were largely offset by volume increases in the Commercial Vehicles division. However, most of the volume increase at the Commercial Vehicles division was the result of fleet contracts which generally carry lower margins.


                        CONSOLIDATED OPERATING EXPENSES
                             (Dollars in Millions)

                                       1993    1992   Change   %Change
- ----------------------------------------------------------------------
Motorcycles and Related Products      $155.8  $147.7   $ 8.1       5.5%
Transportation Vehicles                 47.7    44.3     3.4       7.6
Goodwill and restructuring charges      57.0       -    57.0         -
Corporate                                6.9     7.2    (0.3)     (5.0)
======================================================================
Consolidated Harley-Davidson, Inc.    $267.4  $199.2   $68.2      34.2%
======================================================================

  The Motorcycles and Related Products segment's operating expenses increased approximately 5.5% during 1993, although 1992's operating expenses included a $5.5 million charge in the Motorcycle division related to two voluntary recalls. In general, the increase in operating expense was the result of spending required to support the growing business, including international operations. Other areas of increase in 1993 include incentive compensation and engineering costs, while areas of decrease included product liability and warranty costs.

  During the fourth quarter of 1993, the Company recorded a $57.0 million charge to operations related to its Transportation Vehicles segment. $53.5 million ($1.41 per share) of the charge related to nondeductible goodwill associated with the Company's purchase of Holiday Rambler Corporation during 1986. Since the acquisition, the markets in which the Transportation Vehicles segment operates have become increasingly competitive, and the segment itself did not react appropriately to changes in market conditions, resulting in lower profit than initially anticipated. The Company considered these and other factors in concluding that an impairment of the goodwill asset had occurred. The Company measured the impairment by discounting estimated future cash flows of the Transportation Vehicles segment over the remaining goodwill amortization period, using a targeted cost of capital discount rate. In addition, the Company recorded a $3.5 million pretax ($0.05 per share) restructuring charge related to strategic decisions made with respect to certain operating units of the Transportation Vehicles segment.

  Excluding the effect of the goodwill and restructuring charge, the Transportation Vehicles segment recorded a $3.4 million (7.6%) increase in operating expenses related primarily to increased marketing costs, rising fringe benefit costs and incremental costs generated by two new Holiday World retail showroom and service centers. 1993 operating expenses included goodwill amortization of $2.2 million. Although the segment will not incur goodwill amortization during 1994, it expects operating costs in the areas of marketing, engineering and research and development to more than offset any reduction related to the elimination of goodwill amortization.

                          CONSOLIDATED OTHER EXPENSES

  Consolidated other expense decreased $3.2 million during 1993 compared to 1992, primarily as the result of approximately $3.7 million related to foreign exchange gain recognized during 1993. In addition, the third quarter of 1992 included an unusual $1.9 million product recall in the Recreational Vehicles division related to units that had been produced eight to ten years earlier, prior to the purchase of Holiday Rambler Corporation by the Company. During the fourth quarter of 1993, the Company accrued $2.0 million toward the initial funding of the Harley-Davidson Foundation. The Foundation was established to administer the Company's charitable contributions.

                       CONSOLIDATED NET INTEREST EXPENSE

  Consolidated net interest expense of $0.8 million decreased $4.1 million (83.1%) compared to 1992. The conversion of the Company's 7 1/4% convertible subordinated debentures during the fourth quarter of 1992 and generally lower short-term debt levels were the primary factors in the decrease of consolidated interest expense.

                           CONSOLIDATED INCOME TAXES

  The Company's effective tax rate during 1993 was 72.3% due primarily to the effect of a $53.5 million nondeductible goodwill write-off during 1993. Excluding the effect of the write-off, the Company's effective tax rate would have been 40.0% compared to 39.0% during 1992.

1992 COMPARED TO 1991

             MOTORCYCLE UNIT SHIPMENTS AND CONSOLIDATED NET SALES

                                                            1992      1991     Change  %Change
- ----------------------------------------------------------------------------------------------
Motorcycle unit shipments                                     76,495   68,626   7,869     11.5%
==============================================================================================
Net sales (in millions):
  Motorcycles                                               $  667.2  $ 571.7  $ 95.5     16.7%
  Motorcycle Parts and Accessories                             155.7    130.3    25.4     19.5
    Total Motorcycles and Related Products                     822.9    702.0   120.9     17.2
  Recreational Vehicles                                        202.1    170.6    31.5     18.4
  Commercial Vehicles                                           67.9     55.7    12.2     21.9
  Other                                                         12.4     11.6     0.8      7.1
    Total Transportation Vehicles                              282.4    237.9    44.5     18.7
Harley-Davidson, Inc. Consolidated Net Sales                $1,105.3  $ 939.9  $165.4     17.6%
==============================================================================================

  The Company reported worldwide net sales during 1992 of $1.1 billion. Worldwide motorcycle demand continued to outpace production during 1992 and net sales at the Transportation Vehicles segment increased $44.5 million (18.7%) related primarily to an increase in volume in the Recreational Vehicle division.

  Total 1992 shipments included additional motorcycles shipped from planned year-end inventories, similar to the year ago quarter. This resulted in a shift of 1,400 units, intended for the first quarter of 1993, into the fourth quarter of 1992.

  The Company held approximately 60% of the heavyweight segment of the domestic motorcycle market during 1992 and 1991. United States market registrations of heavyweight motorcycles increased approximately 12,100 units (16%) during 1992. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates that it holds an average market share of approximately 13% in the heavyweight segment of the foreign markets in which it competes.

  Total export revenues in the Motorcycles and Related Products segment increased 16.6% to $239.5 million during 1992. Revenue from export motorcycle sales and parts and accessories sales increased 17.1% and 13.5%, respectively, during 1992, despite reported consumer concerns regarding worldwide economic conditions. Over the past three years approximately 30-31% of all motorcycle unit production has been allocated and shipped to non domestic markets.

  Worldwide, the motorcycle parts and accessories business reported a 19.5% revenue increase over 1991. The MotorClothes line of rider accessories increased $15.3 million (approximately 45%) during the same period. The MotorClothes line has begun to attract "non-traditional" customers and is increasing floor traffic at dealerships. Margins on the MotorClothes line are slightly lower than the margins generated by the other major parts and accessories lines.

  Motorcycle production during a normal eight-hour day increased to 345 units by the end of 1992, compared to 280 units in January, 1992. The production ramp-up required additional overtime during 1992 to achieve the schedule.

  The Transportation Vehicles segment reported a $44.5 million (18.7%) revenue increase compared to 1991. The Recreational Vehicle division provided the majority of the increase. Improvements in market conditions, as well as introductions of several new products during the year contributed to the Recreational Vehicle division's revenue increase. The division began shipping the new "bus style"

  Navigator motorhome at the end of the second quarter which generated the division's largest single source of revenue increase during 1992. Revenue also benefited from a $16.6 million increase in total sales at the division's 12 retail Holiday World stores. Approximately $9.4 million of this increase was the result of two new retail Holiday World stores, in California, which opened at the beginning of 1992.

  The Commercial Vehicle division reported a $12.2 million (21.9%) improvement in revenue over the prior year. This increase was primarily the result of additional volume from progress on two large fleet contracts awarded in 1991. During the second half of 1992, the Commercial Vehicle division was awarded two additional fleet contracts totaling approximately $17 million. Production on these contracts began during the first quarter of 1993.

                           CONSOLIDATED GROSS PROFIT
                            (Dollars in Millions)

                                                               Percent    Percent
                                                              of Sales   of Sales
                                       1992    1991   Change    1992       1991
- ---------------------------------------------------------------------------------
Motorcycles and Related Products      $250.0  $201.2   $48.8      30.4%      28.8%
Transportation Vehicles                 46.4    32.5    13.9      16.4       13.6
=================================================================================
Consolidated Harley-Davidson, Inc.    $296.4  $233.7   $62.7      26.8%      24.9%
=================================================================================

  The Motorcycles and Related Products segment reported a $48.8 million (24.2%) increase in gross profit compared to 1991. Motorcycle volume increases accounted for approximately one-half of the change. Improvement in the gross profit percentage was primarily the result of a shift in motorcycle mix toward higher margin custom units. The shift in product mix accounted for approximately one-third of the segment's increase in gross profit. Gross margins during both 1992 and 1991 were negatively impacted by costs associated with a number of manufacturing issues. These issues included the production ramp-up process and paint facility transition during 1991 and 1992, and inefficiencies caused by a two week work stoppage and voluntary brake recall in 1991.

  The Transportation Vehicles segment reported a $13.9 million (42.8%) increase in gross profit compared to 1991. The gross profit percentage for the segment improved to 16.4% during 1992 from 13.6% in 1991. Gross profit in the Recreational Vehicle division showed improvement due, in part, to the introduction of the Navigator motorhome. The division also benefited from a shift in product mix within the towable lines toward higher margin fifth wheel products. The gross profit percentage at the Commercial Vehicle division increased during 1992, due to higher sales volume and lower warranty costs.

                        CONSOLIDATED OPERATING EXPENSES
                             (Dollars in Millions)

                                       1992    1991   Change   %Change
- ----------------------------------------------------------------------

Motorcycles and Related Products      $147.7  $112.3   $35.4      31.5%
Transportation Vehicles                 44.3    45.9    (1.6)     (3.5)
Corporate                                7.2     6.9     0.3       5.2
======================================================================
Consolidated Harley-Davidson, Inc.    $199.2  $165.1   $34.1      20.7%
======================================================================

  The entire increase in operating expenses during 1992 occurred in the Motorcycles and Related Products segment. Significant financial resources were allocated in 1992 to both supporting increased sales levels over 1991 and preparing for additional revenue advances in the future. Operating cost increases occurred in almost every area, but more significantly in marketing and employee services and training areas. Additionally, the engineering group continued its on-going effort to meet more stringent motorcycle noise regulations which take effect as early as 1994 in the European Community, and also concentrated on new product development programs. In total, engineering costs increased approximately $6 million in 1992 compared to 1991. Another area of increase related to two voluntary motorcycle recalls totaling $5.5 million, initiated in the fourth quarter of 1992.

  The Transportation Vehicles segment reduced its operating expenses during 1992 by 3.5%, despite an 18.7% increase in revenues. This reduction occurred primarily in the Commercial Vehicle division where operating costs were decreased by approximately $1.1 million in several areas, including promotion, research and development, and employment.

                          CONSOLIDATED OTHER EXPENSES
  Consolidated other expenses in 1992 include a $1.9 million charge related to a voluntary product recall announced in September at the Recreational Vehicle division. This unusual recall covered units produced eight to ten years earlier, prior to the purchase of Holiday Rambler Corporation by Harley-Davidson, Inc.

                       CONSOLIDATED NET INTEREST EXPENSE
  Consolidated net interest expense of $5.9 million during 1992 decreased $2.4 million (29.0%) compared to 1991. Lower short-term borrowings during 1992, combined with the retirement of the remaining $7.8 million of Holiday Rambler 12 1/2% subordinated notes during May 1992, were the primary factors in the decrease. Interest expense in 1991 was reported net of capitalized interest incurred during the construction of the paint facility in York, Pennsylvania. No interest was capitalized during 1992. During December 1992, the remaining $36.3 million of Harley-Davidson, Inc. 7 1/4% convertible subordinated debentures outstanding were converted into shares of the Company's common stock.

                           CONSOLIDATED INCOME TAXES
  The Company's consolidated effective tax rate of 39.0% compares to an effective rate of 36.4% during 1991. The 1991 effective rate was impacted by the settlement of various tax matters with the Internal Revenue Service related to the final audit of prior tax years.

  OTHER MATTERS

                              ACCOUNTING CHANGES
  On January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 106 resulted in the recognition of a $32.1 million charge (net of tax) representing the cumulative effect of adopting the standard. The adoption of the standard resulted in additional expense to continuing operations of approximately $4.6 million during 1993.

  The adoption of SFAS No. 109 resulted in the recognition of a cumulative effect adjustment of $1.8 million. Other than the cumulative effect adjustment recorded on January 1, 1993, the adoption of SFAS No. 109 had no significant effect on 1993 earnings. Virtually all of the adjustment relates to the accounting treatment applied to inventory balances at the date of the Company's initial purchase in 1981 as required under the then current provisions of Accounting Principles Board Opinions No. 11 and No. 16. In addition to the effect on earnings of adopting SFAS No. 109, the standard resulted in a $7.7 million valuation increase in inventory and a related $5.9 million short-term deferred tax liability.

  In considering the necessity of establishing a valuation allowance on deferred tax assets, management considered: the levels of taxes paid in prior years that would be available for carryback; its ability to offset reversing deferred tax assets against reversing deferred tax liabilities; and, the Company's prospects for future earnings. Accordingly, it is the opinion of management that it is more likely than not that the gross deferred tax assets included in the consolidated balance sheet at December 31, 1993 will be realized in their entirety. It is the intent of management to evaluate the realizability of deferred tax assets on a quarterly basis.

  The adoption of these standards had no impact on cash flows.

                             MANUFACTURING STRATEGY

  During the third quarter of 1993, the Company announced that its Board of Directors approved a comprehensive manufacturing strategy designed to, among other things, achieve the goal of a 100,000 units-per-year production rate in 1996. The strategy calls for the enhancement of the Motorcycle division's ability to increase capacity, adjust to changes in the marketplace and further improve quality while reducing costs. The strategy calls for the achievement of the increased capacity within the existing facilities (with minor additions) without a significant change in personnel.

                             ENVIRONMENTAL MATTERS
  The Company's policy is to comply with applicable environmental laws and regulations. The Company has a compliance program in place to monitor, and report on, environmental issues. The Company is currently involved with its former parent (Minstar) and the U.S. Navy in cost recovery litigation surrounding the remediation of the Company's manufacturing facility in York, PA. The Company currently estimates that it will be responsible for approximately $4 million related to the remediation of the York facility. The Company has established reserves for this amount.

  Recurring costs associated with managing hazardous substances and pollution in on-going operations are not material.

  The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of environmental compliance. During 1993, the Company spent approximately $1 million on equipment used to limit hazardous substances/ pollutants. The Company anticipates that capital expenditures for these matters during 1994 will approximate $2 million. The Company does not expect that expenditures related to environmental matters will have a material effect on future operating results or cash flows.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company recorded cash flows from operating activities of $96.2 million in 1993 compared to $87.9 million during 1992. Earnings before the noncash effects of the goodwill write-off and accounting changes added approximately $21 million to 1993 cash flow from operating activities compared to 1992. Decreases in Motorcycles and Related Products segment receivable balances occurred primarily as the result of a reduced shipping schedule near the close of the fourth quarter of 1993 compared to 1992. FIFO inventories in the Motorcycles and Related Products segment increased $24 million related primarily to the timing of motorcycle shipments to its foreign subsidiaries and to volume related increases in its Parts and Accessories business. The Transportation Vehicles segment reported a $16 million inventory increase related primarily to the advance receipt of chassis for first quarter 1994 orders at the Commercial Vehicles division and to additional recreational vehicles at two new Holiday World retail locations. As mentioned earlier, the adoption of SFAS No. 109 also had the effect of increasing inventory balances by approximately $7.7 million.

  Investing activities utilized approximately $67.0 million during 1993. Capital expenditures amounted to $55.2 million and $47.2 million during 1993 and 1992, respectively. The Company anticipates 1994 capital expenditures will approximate $80-$90 million. As discussed earlier, the Company's Board of Directors approved a manufacturing strategy plan during the third quarter of 1993. The Company estimates the cost of capital expenditures for new initiatives under this plan will be approximately $80 million through 1996, with $5.0 million incurred in 1993. This estimate is in addition to capital expenditures to maintain existing equipment and for new product development. The Company anticipates funding all capital expenditures with internally generated funds.

  On January 5, 1993, the Company invested $10.0 million for a noncontrolling interest in Eagle Credit Corporation (Eagle). The Company accounts for its investment in Eagle using the equity method. Eagle was formed primarily to provide wholesale and retail financing to the Company's dealer networks and customers. Upon completion of its capitalization on January 5, 1993, Eagle purchased all of Holiday Rambler's floor plan obligations (Notes payable) from a third party finance company. Eagle also began providing wholesale financing to the Motorcycle division's independent dealers, on that date, by purchasing a wholesale motorcycle floor plan financing portfolio from the third party finance company.

  The Company currently has nominal levels of long-term debt and has available lines of credit of approximately $44 million, of which approximately $40 million remained available at year-end.

  The Company's Board of Directors declared two quarterly cash dividends of $.06 each during 1993. On February 6, 1994, the Company's Board of Directors declared a cash dividend of $.06 per share payable February 28, 1994 to shareholders of record February 14.

  Item 8.  Consolidated financial statements and supplementary data
  -------  --------------------------------------------------------

                                                            Page
                                                            ----
          Report of Ernst & Young, independent auditors    34

          Consolidated statements of operations            35

          Consolidated balance sheets                      36

          Consolidated statements of cash flows            37

          Consolidated statements of changes in
            stockholders' equity                           38

          Notes to consolidated financial statements       39

          Supplementary data
            Quarterly financial data (unaudited)           53


                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


  The Board of Directors and
   Stockholders
  Harley-Davidson, Inc.

  We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in notes 6 and 9 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                                            ERNST & YOUNG


  Milwaukee, Wisconsin
  January 28, 1994

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1993, 1992 and 1991
                    (In thousands, except per share amounts)

                                                           1993         1992        1991
                                                        -----------  -----------  ---------

 Net sales                                              $1,217,428   $1,105,284   $939,863
 Cost of goods sold                                        880,269      808,871    706,140
                                                        ----------   ----------   --------
 Gross profit                                              337,159      296,413    233,723

 Selling, administrative and engineering                   210,329      199,216    165,078
 Goodwill and restructuring charges                         57,024            -          -
                                                        ----------   ----------   --------
 Income from operations                                     69,806       97,197     68,645

 Interest income                                             1,214          956        950
 Interest expense                                           (2,045)      (5,868)    (8,262)
 Lawsuit judgement reversal                                      -        2,200          -
 Other - net                                                (2,460)      (5,676)    (3,239)
                                                        ----------   ----------   --------

 Income before provision for income taxes,
     extraordinary item and accounting changes              66,515       88,809     58,094
 Provision for income taxes                                 48,072       34,636     21,122
                                                        ----------   ----------   --------

 Income before extraordinary item and
     accounting changes                                     18,443       54,173     36,972
 Extraordinary item, loss on debt
     repurchases, net of tax                                     -         (388)         -
                                                        ----------   ----------   --------
 Income before accounting changes                           18,443       53,785     36,972

 Cumulative effect of accounting changes:
     Postretirement health care benefits, net of tax       (32,124)           -          -
     Income taxes                                            1,796            -          -
                                                        ----------   ----------   --------

 Net income (loss)                                      $  (11,885)  $   53,785   $ 36,972
                                                        ==========   ==========   ========

 Earnings (loss) per common share assuming no dilution:
     Income before extraordinary item and
        accounting changes                                   $ .49        $1.51      $1.04
         Extraordinary item                                      -         (.01)         -
         Accounting changes                                   (.80)           -          -
                                                              -----       -----      -----
         Net income (loss)                                   $(.31)       $1.50      $1.04
                                                              =====       =====      =====

 Earnings (loss) per common share assuming full dilution:
     Income before extraordinary item and
        accounting changes                                   $ .49       $1.46      $1.04
         Extraordinary item                                      -        (.01)         -
         Accounting changes                                   (.80)          -          -
                                                              -----      -----      -----
         Net income (loss)                                   $(.31)      $1.45      $1.04
                                                              =====       =====      =====
 Cash dividends per common share                             $ .12       $   -      $   -
                                                             ======      ======     ======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                      (In thousands, except share amounts)

     ASSETS                                                         1993            1992
     ------                                                       --------        --------
 Current assets:
   Cash and cash equivalents                                      $ 77,709        $ 44,122
   Accounts receivable, net of allowance for doubtful accounts      86,031          93,178
   Inventories                                                     140,151          94,428
   Deferred income taxes                                            20,296          24,120
   Prepaid expenses                                                  9,571           9,617
                                                                  --------        --------
   Total current assets                                            333,758         265,465

 Property, plant, and equipment, net                               205,768         183,787
 Goodwill, net                                                           -          56,710
 Deferred income taxes                                              11,676               -
 Other assets                                                       32,083          16,202
                                                                  --------        --------
                                                                  $583,285        $522,164
                                                                  ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
 Current liabilities:
   Notes payable                                                  $ 20,580        $ 15,933
   Accounts payable                                                 56,350          58,004
   Accrued expenses and other liabilities                          113,043          94,264
   Current maturities of long-term debt                                789           1,032
                                                                  --------        --------
   Total current liabilities                                       190,762         169,233


 Long-term liabilities                                              12,612           7,224
 Deferred income taxes                                                   -          10,327
 Postretirement health care benefits                                54,999               -

 Commitments and contingencies (Note 7)

 Stockholders' equity:
   Series A Junior Participating preferred stock, none issued            -               -
   Common stock, 38,452,490 shares issued in 1993 and 1992             385             385
   Additional paid-in capital                                      137,150         131,053
   Retained earnings                                               189,410         205,850
   Cumulative foreign currency translation adjustment                  186             757
                                                                  --------        --------
                                                                   327,131         338,045
   Less:
     Treasury stock (456,464 and 567,284 shares in 1993
       and 1992, respectively), at cost                             (1,583)         (1,028)
     Unearned compensation                                            (636)         (1,637)
                                                                  --------        --------

   Total stockholders' equity                                      324,912         335,380
                                                                  --------        --------
                                                                  $583,285        $522,164
                                                                  ========        ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)

                                                                     1993       1992       1991
                                                                   --------   --------   --------

 Cash flows from operating activities:
  Net income (loss)                                                $(11,885)  $ 53,785   $ 36,972
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Goodwill and restructuring charges                               57,024          -          -
    Depreciation and amortization                                    33,272     29,410     22,603
    Deferred income taxes                                           (25,922)      (993)    (2,981)
    Lawsuit:
     Reversal                                                             -     (2,200)         -
     Settlement paid                                                      -     (5,000)         -
    Long-term employee benefits                                      57,386      1,369      1,258
    Loss on disposal of long-term assets                                626      1,164      1,346
    Equity in net loss of joint ventures                              1,427          -          -
    Net changes in other current assets and current liabilities     (15,756)    10,380     (9,772)
                                                                   --------   --------   --------
  Total adjustments                                                 108,057     34,130     12,454
                                                                   --------   --------   --------
  Net cash provided by operating activities                          96,172     87,915     49,426

 Cash flows from investing activities:
  Net capital expenditures                                          (55,202)   (47,229)   (47,766)
  Investment in joint ventures                                      (10,350)         -          -
  Other - net                                                        (1,484)    (2,727)      (766)
                                                                   --------   --------   --------
  Net cash used in investing activities                             (67,036)   (49,956)   (48,532)

 Cash flows from financing activities:
  Net increase (decrease) in notes payable                            4,647    (23,593)    17,175
  Payments on long-term debt                                         (1,183)    (9,420)    (1,771)
  Dividends paid                                                     (4,555)         -          -
  Issuance of stock under employee stock plans                        5,542      8,257        620
                                                                   --------   --------   --------
  Net cash provided by (used in) financing activities                 4,451    (24,756)    16,024
                                                                   --------   --------   --------

 Net increase in cash and cash equivalents                           33,587     13,203     16,918

 Cash and cash equivalents:
  At beginning of year                                               44,122     30,919     14,001
                                                                   --------   --------   --------
  At end of year                                                   $ 77,709   $ 44,122   $ 30,919
                                                                   ========   ========   ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1993, 1992 and 1991
                      (In thousands, except share amounts)

                                                                                        Cumulative
                                             Common Stock                                foreign
                                          -------------------   Additional              currency
                                            Issued               paid-in    Retained   translation   Treasury     Unearned
                                            shares    Balance    capital    earnings    adjustment     stock    compensation
                                          ----------  -------   ----------  --------   -----------   --------   ------------

Balance December 31, 1990                 18,310,000   $183      $ 87,115   $115,093      $  995      $  (771)     $(3,840)

Net income                                         -      -             -     36,972           -            -            -

Amortization of unearned compensation,
    net of cancellations                           -      -             -          -           -         (218)       1,280

Exercise of stock options                          -      -           615          -           -            5            -

Foreign currency translation
    adjustment                                     -      -             -          -         571            -            -
                                          ----------   ----      --------   --------      ------      -------      -------

Balance December 31, 1991                 18,310,000    183        87,730    152,065       1,566         (984)      (2,560)

Two-for-one common stock split            18,310,000    183          (183)         -           -            -            -

Net income                                         -      -             -     53,785           -            -            -

Amortization of unearned compensation,
    net of cancellations                           -      -             -          -           -          (73)         923

Exercise of stock options                          -      -         2,757          -           -           29            -

Tax benefit of restricted shares and
    stock options                                  -      -         5,471          -           -            -            -

Conversions of subordinated
    debentures                             1,832,490     19        35,278          -           -            -            -

Foreign currency translation
    adjustment                                     -      -             -          -        (809)           -            -
                                          ----------   ----      --------   --------      ------      -------      -------

Balance December 31, 1992                 38,452,490    385       131,053    205,850         757       (1,028)      (1,637)

Net loss                                           -      -             -    (11,885)          -            -            -

Dividends declared                                 -      -             -     (4,555)          -            -            -

Amortization of unearned compensation,
    net of cancellations                           -      -             -          -           -         (566)       1,001

Exercise of stock options                          -      -         2,044          -           -           11            -

Tax benefit of restricted shares and
    stock options                                  -      -         4,053          -           -            -            -

Foreign currency translation
    adjustment                                     -      -             -          -        (571)           -            -
                                          ----------   ----      --------   --------      ------      -------      -------

Balance December 31, 1993                 38,452,490   $385      $137,150   $189,410      $  186      $(1,583)     $  (636)
                                          ==========   ====      ========   ========      ======      =======      =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1993


1. Summary of significant accounting policies

   Principles of consolidation - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its wholly owned subsidiaries (the Company), including the accounts of Holiday Rambler Corporation (Holiday Rambler). All significant intercompany accounts and transactions are eliminated.

   The Company has investments in certain entities which are accounted for using the equity method. Accordingly, the Company's share of the net earnings (losses) of these entities is included in consolidated net income
   (loss).

   Cash and cash equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories - Inventories are valued at the lower of cost or market. Motorcycle and new transportation vehicle inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories, $26.5 million in 1993 and $16.4 million in 1992, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

   Depreciation - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

   Product warranty - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

   Goodwill - Goodwill represented the excess of the purchase price over the fair value of tangible net assets acquired. Goodwill was amortized principally over 25 years using the straight-line method. Accumulated amortization was $18.3 million at December 31, 1992. See footnote 2.

   Research and development expenses - Research and development expenses were approximately $22.7 million, $17.6 million and $11.1 million for 1993, 1992 and 1991, respectively.

   Environmental - The Company accrues for environmental loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company does not use discounting in determining its environmental liabilities.

   Earnings (loss) per share - Earnings (loss) per common share assuming no dilution is calculated by dividing elements of net income (loss) by the weighted average number of common shares outstanding during the period, as adjusted for the stock split described in Note 10. The weighted average number of common shares outstanding during 1993, 1992 and 1991 were 38.0 million, 35.9 million and 35.6 million, respectively.

   Earnings (loss) per common share assuming full dilution include shares generated by the assumed conversion of convertible debt at the beginning of the period as well as the dilutive effect of stock options. 1992 net income has been adjusted (for purposes of this calculation) to reflect the interest savings of approximately $1.6 million (net of tax) associated with the assumed conversion. Shares used in computing earnings per common share assuming full dilution during 1992 were 38.3 million. Neither stock options nor convertible debt were materially dilutive, alone or in combination, during 1993 or 1991.

2. Goodwill and restructuring charges

   During the fourth quarter of 1993, the Company recorded a $53.5 million nondeductible charge to operations resulting from the write-off of the remaining goodwill associated with the Company's purchase of Holiday Rambler in 1986. Since 1986, the markets in which Holiday Rambler operates have become increasingly competitive, resulting in lower profitability than initially anticipated. The Company considered these factors, as well as estimated future operating results, during the fourth quarter in concluding that an impairment had occurred. The Company measured the impairment and, based on the results of that measurement, recorded a $53.5 million charge against earnings. In measuring the impairment, the Company calculated the discounted value of estimated Holiday Rambler cash flows, over the approximate remaining goodwill amortization period, using a targeted cost of capital discount rate.

   In addition, the Company recorded a pretax restructuring charge of approximately $3.5 million related to strategic decisions made with respect to certain operating units of Holiday Rambler.

   Goodwill and restructuring charges, in total, had the effect of reducing 1993 earnings per share by $1.46.


3. Additional balance sheet and cash flows information

   Accounts receivable consist of the following:

                                                    December 31
                                                 ----------------
                                                  1993     1992
                                                 -------  -------
                                                  (In thousands)
    Motorcycles and Related Products segment:
     Domestic                                    $27,854  $30,901
     Foreign                                      46,686   48,421

    Transportation Vehicles segment               11,491   13,856
                                                 -------  -------

                                                 $86,031  $93,178
                                                 =======  =======

   Domestic motorcycle and transportation vehicle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account except for sales to European distributors, which are typically backed by letters of credit.

      ---------------------------------------------------------------

    The allowance for doubtful accounts deducted from accounts receivable was $1.8 million and $1.6 million at December 31, 1993 and 1992, respectively.

                                                         December 31
                                                      ------------------
                                                        1993      1992
                                                      --------  --------
                                                        (In thousands)
Inventories:
   Components at the lower of FIFO cost or market:
       Raw materials and work in process              $ 54,155  $ 43,885
       Finished goods                                   66,865    41,973
       Parts and accessories                            35,366    30,635
                                                      --------  --------
                                                       156,386   116,493
   Excess of FIFO over LIFO inventories                 16,235    22,065
                                                      --------  --------
                                                      $140,151  $ 94,428
                                                      ========  ========

     Adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes," resulted in a $7.7 million increase in the Company's LIFO inventory valuation. The increase was the result of breaking out the effect of an imbedded deferred tax liability, as required by the standard.

                                                          December 31
                                                       ------------------
                                                         1993      1992
                                                       --------  --------
                                                         (In thousands)
Property, plant, and equipment, at cost:
   Land and land improvements                          $ 11,260  $ 11,168
   Buildings and improvements                            79,666    74,367
   Machinery and equipment                              252,857   212,191
                                                       --------  --------
                                                        343,783   297,726
    Less accumulated depreciation and
     amortization                                       138,015   113,939
                                                       --------  --------
                                                       $205,768  $183,787
                                                       ========  ========
Accrued expenses and other current liabilities:
   Payroll, bonuses, and related expenses              $ 41,226  $ 25,612
   Warranty/recalls                                     16,446    21,000
   Dealer incentive programs                             13,089    11,684
   Product liability                                     11,408    15,073
   Other taxes payable                                    3,960     3,352
   Income taxes payable                                   3,729     5,192
   Other current liabilities                             23,185    12,351
                                                       --------  --------
                                                       $113,043  $ 94,264
                                                       ========  ========

   ---------------------------------------------------------------

   Supplemental cash flow information is as follows:

                                                                      1993       1992       1991
                                                                    ---------  ---------  ---------
                                                                            (In thousands)
    Net changes in other current assets and current liabilities:
     Receivables                                                    $  7,147   $(21,661)  $(19,620)
     Inventories                                                     (37,980)    12,255      3,195
     Prepaid expenses                                                     46       (940)    (2,217)
     Accounts payable and accrued expenses                            15,031     20,726      8,870
                                                                    --------   --------   --------
                                                                    $(15,756)  $ 10,380   $ (9,772)
                                                                    ========   ========   ========

    Cash paid during the period for interest and income taxes is as follows:

                     1993     1992     1991
                    -------  -------  -------
                         (In thousands)

    Interest        $ 1,959  $ 5,940  $ 9,170
                    =======  =======  =======
    Income taxes    $53,277  $28,092  $22,624
                    =======  =======  =======

    In December 1992, the Company issued approximately 1.8 million shares of its common stock in exchange for the remaining $36.3 million of Harley-Davidson, Inc. 7-1/4% convertible subordinated debentures.

    During 1991, the Company incurred $9.4 million of interest expense of which approximately $1.1 million was capitalized. No interest was capitalized in 1993 or 1992.

4.  Investments
    -----------

    On January 5, 1993, the Company invested $10.0 million for a 49% interest in Eagle Credit Corporation (Eagle). Eagle was formed to provide wholesale and retail financing to the Company's dealer networks and customers. Upon the completion of its capitalization on January 5, 1993, Eagle purchased all of Holiday Rambler's floor plan obligations (Notes payable) from a third party finance company. Eagle also began providing wholesale financing to the Company's independent dealers, on that date, by purchasing a wholesale motorcycle floor plan financing portfolio from the third party finance company.

    The Company accounts for this and another investment using the equity method. As of December 31, 1993, the Company's carrying value of its investments in these unconsolidated affiliates totaled $8.9 million which is included in other assets. In addition, accounts receivable includes a $9.4 million amount due from Eagle.

5.  Notes payable
    -------------

    Notes payable represent, primarily, floor plan obligations of Holiday Rambler which are secured by specific units held for sale (approximately $17 million of the finished goods inventory at December 31, 1993).

    As of December 31, 1993, the Company had unsecured lines of credit available totaling approximately $44.0 million, of which approximately $40.0 million remained available.

6. Income taxes
   ------------

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which became effective for fiscal years beginning after December 15, 1992. The Company adopted this standard on a prospective basis effective January 1, 1993. The adoption resulted in additional income of $1.8 million related primarily to the accounting treatment applied to inventory LIFO reserves calculated at the date of the Company's initial purchase in 1981 as required under the then current provisions of Accounting Principles Board Opinion Nos. 11 and 16.

    Details of income before provision for income taxes are as follows:

                                                      1993       1992     1991
                                                    ---------  --------  -------
                                                           (In thousands)
    Income before taxes, extraordinary
     item and accounting changes:
      Domestic                                      $ 55,709   $77,802   $45,835
      Foreign                                         10,806    11,007    12,259
    Extraordinary item                                     -      (644)        -
    Accounting changes                               (52,661)        -         -
                                                    --------   -------   -------
                                                    $ 13,854   $88,165   $58,094
                                                    ========   =======   =======

    Provision for income taxes consists of the following:

    Income tax (benefit) applicable to:
     Income before taxes, extraordinary item and
      accounting changes                            $ 48,072   $34,636   $21,122
     Extraordinary item                                    -      (256)        -
     Accounting changes                              (22,333)        -         -
                                                    --------   -------   -------
                                                    $ 25,739   $34,380   $21,122
                                                    ========   =======   =======
 Provision for income taxes:
   Current:
     Federal                                        $ 38,031   $22,968   $12,494
     State                                             9,368     6,981     5,657
     Foreign                                           4,262     5,424     5,952
                                                    --------   -------   -------
                                                      51,661    35,373    24,103
   Deferred:
     Federal                                         (24,780)   (1,140)   (3,646)
     State                                            (2,573)     (121)      (84)
     Foreign                                           1,431       268       749
                                                    --------   -------   -------
                                                     (25,922)     (993)   (2,981)
                                                    --------   -------   -------
   Total                                            $ 25,739   $34,380   $21,122
                                                    ========   =======   =======

   ------------------------

   The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate of 35%, 34% and 34% during 1993, 1992 and 1991, respectively, due to the following items:

                                            1993      1992      1991
                                          --------  --------  --------
                                                 (In thousands)
   Provision at statutory rate            $ 4,849   $29,976   $19,752
   Write-off of goodwill                   18,746         -         -
   Foreign income taxes                     1,484     2,033     2,533
   Foreign tax credits                     (1,100)   (1,600)   (1,500)
   State taxes, net of federal benefit      3,687     4,171     3,614
   Settlement of tax issues                     -         -    (2,106)
   Foreign sales corporation               (1,405)     (613)     (613)
   Other                                     (522)      413      (558)
                                          -------   -------   -------
   Provision for income taxes             $25,739   $34,380   $21,122
                                          =======   =======   =======

   Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31, 1993 include the following:

                                                1993
                                           --------------
                                           (In thousands)
   Deferred tax asset:
    Accruals not yet tax deductible             $ 29,874
    Postretirement benefit obligation             21,834
    Other, net                                       956
                                                --------
                                                  52,664

   Deferred tax liability:
    Depreciation, tax in excess of book          (12,124)
    Inventory adjustments                         (6,453)
    Pension obligation                            (2,115)
                                                --------
                                                 (20,692)
                                                --------

   Net deferred tax asset                       $ 31,972
                                                ========

   The deferred tax provision for 1992 and 1991 resulted principally from accelerated depreciation ($1.3 million and $1.7 million, respectively), warranty accrual increases ($3.6 million and $1.4 million, respectively), product liability accrual increase ($2.2 million during 1991) a lawsuit judgement ($2.7 million during 1992) and foreign tax credits ($1.5 million during 1991).

 7. Commitments and contingencies
    -----------------------------

    The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources. The Company is currently pursuing cost recovery litigation against the Navy and believes that the Navy, by virtue of its ownership and operation of the Facility, will ultimately be responsible for a substantial portion of the environmental remediation costs at the Facility. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its investigation and remediation costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's estimate of the probable liability of the Navy, and the settlement agreement with Minstar, the Company estimates that it will incur approximately $4 million of additional remediation and related costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

    The Company self-insures its product liability loss exposure. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

    The Company enters into forward exchange contracts to hedge against sales transactions denominated principally in European currencies. At December 31, 1993, the Company had forward exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. Dollars or German Deutsche Marks. These contracts represent a combined U.S. dollar equivalent commitment of approximately $45.5 million. The contracts mature at various dates through August, 1994. Unrealized gains and losses associated with these contracts are deferred and accounted for as part of the hedged transaction. At December 31, 1993 and 1992, these contracts had a fair value (deferred contract gains) of approximately $1.0 million and $1.6 million, respectively, based on published exchange rates.

    At December 31, 1993, the Motorcycles and Related Products segment (the Motorcycle segment) and the Transportation Vehicles segment (the Transportation segment) estimated that they were contingently liable under repurchase agreements for a maximum of $31.8 million and $31.7 million, respectively, to lending institutions that provide wholesale floor plan financing to their dealers. These agreements are customary in both the motorcycle and recreational vehicle industry. The Company's loss exposure on repurchase is limited to the difference between the resale value of the vehicle and the amount required to be paid the lending institution at the time of repurchase.

    The Motorcycle segment has a trade acceptance agreement with Eagle (see note 4) which expires on June 1, 1994, and is subject to annual renewal. Under the terms of the agreement, the Motorcycle segment receives cash from Eagle in the amount of 100% of certain eligible accounts receivable at the time of sale. On June 1, 1994, the Motorcycle segment is obligated to repurchase all unpaid balances from Eagle. At December 31, 1993, trade acceptances of $15.4 million were subject to this agreement. The Company has not incurred any material losses from the foregoing repurchase agreements and currently anticipates no material losses.

     -----------------------------------------

     At December 31, 1993, the Company was contingently liable for $13.0 million related to letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

 8.  Employee benefit plans
     ----------------------

    The Company has several noncontributory defined benefit pension plans or profit sharing plans covering substantially all employees of the Motorcycle segment. The Company's policy with respect to the pension plans is to fund pension benefits to the extent contributions are deductible for tax purposes.

    The following data is provided for the pension plans for the years indicated:

Components of net periodic pension cost
- ---------------------------------------
                                                             December 31,
                                                     ----------------------------
                                                        1993      1992       1991
                                                     -------   -------   --------
                                                             (In thousands)
   Service cost - benefits earned during the year    $ 3,384   $ 2,580   $  2,298
   Interest cost on projected benefit obligations      8,188     7,364      6,315
   Actual return on plan assets                       (7,327)   (3,367)   (15,758)
   Net amortization and deferral                        (606)   (4,173)     8,908
                                                     -------   -------   --------
    Net periodic pension cost                        $ 3,639   $ 2,404   $  1,763
                                                     =======   =======   ========

   Reconciliation of funded status

                                                                     September 30, 1993
                                                                 -------------------------
                                                                      Assets   Accumulated
                                                                      Exceed      Benefits
                                                                 Accumulated        Exceed   December 31,
                                                                    Benefits        Assets           1992
                                                                    --------      --------       --------
                                                                               (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                      $ 29,687      $ 50,877       $ 66,431
  Nonvested benefit obligation                                      4,058         5,363          8,126
                                                                 --------      --------       --------
  Accumulated benefit obligation                                 $ 33,745      $ 56,240       $ 74,557
                                                                 ========      ========       ========

Projected benefit obligations for service rendered to date       $ 48,015      $ 72,096       $ 97,701
Plan assets at fair value, consisting primarily of debt
  securities, bank common trust funds, common stock,
  and an immediate participation guarantee contract                38,805        51,662         83,127
                                                                 --------      --------       --------

Projected benefit obligation in excess of plan assets               9,210        20,434         14,574
Unrecognized net loss from past experience different
  from that assumed and changes in assumptions                    (15,271)      (17,200)       (18,636)
Unrecognized prior service cost                                       (50)       (2,602)        (2,936)
Unrecognized transition asset                                         866         1,344          2,559
Additional minimum liability                                            -         2,602              -
                                                                 --------      --------       --------

Accrued (prepaid) pension cost  (September 30, 1993;
  December 31, 1992)                                               (5,245)        4,578         (4,439)
Fourth quarter contribution                                          (482)         (159)             -
                                                                 --------      --------       --------
Accrued (prepaid) pension cost, December 31                      $ (5,727)     $  4,419       $ (4,439)
                                                                 ========      ========       ========

In 1993, the Company elected to change the measurement date for pension plan assets and liabilities from December 31 to September 30. The change in measurement date had no effect on 1993, or prior years', pension expense.

The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1993, the Company recorded an adjustment of $2.6 million which was required to reflect the Company's minimum pension liability. The Company recorded an intangible asset in the same amount.

                                                            1993   1992   1991
                                                            -----  -----  -----
Weighted average assumptions used in determining
  actuarial present value of plan benefit obligations:
     Discount rate                                           7.8%   8.5%   9.0%
     Rate of increase in future compensation levels          5.0%   5.0%   5.0%
     Assumed long-term rate of return on plan assets        10.3%  10.3%  10.3%

   Certain of the Company's plans relating to hourly employees were amended during 1993, 1992 and 1991 to increase the scheduled benefits.

   The Company also has thrift incentive plans for both salaried and hourly Motorcycle segment employees. The Company accrued for a matching contribution to the plan during 1993 of $1.2 million. The Company did not contribute to these plans in 1992 or 1991. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.

   The Transportation segment has a defined contribution employee benefit plan which covers substantially all full-time employees. The plan is funded partly by employee wage deferrals in accordance with section 401(k) of the Internal Revenue Code. The Transportation segment accrued for a discretionary matching contribution of $0.4 million during 1992. The Company did not contribute to this plan in 1993 or 1991.

9. Postretirement health care benefits

   The Company has several postretirement health care benefit plans covering substantially all employees of the Motorcycle segment. Employees are eligible to receive benefits upon attaining age 55 after rendering at least 10 years of service to the Company.

   On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires companies to accrue the cost of postretirement benefits during the employees' active service period. The Company elected to immediately recognize the accumulated postretirement benefit obligation upon adoption of SFAS 106. The Company recorded an accumulated obligation of $32.1 million, net of tax. In prior years, the Company accounted for postretirement benefits on a cash basis.

   The Company uses September 30 as the measurement date for valuing its postretirement health care obligation.

   The Company's postretirement health care plans are currently funded as claims are submitted ($1.6 million in 1993). Some of the plans require employee contributions to offset benefit costs. The status of the plans at December 31, 1993 was as follows (in thousands):

   Accumulated postretirement benefit obligation:

    Retirees                                    $19,538
    Fully eligible active plan participants      12,776
    Other active plan participants               26,640
                                                -------
                                                 58,954
    Unrecognized net loss                        (3,528)
    Fourth quarter contribution                    (427)
                                                -------
    Accrued postretirement benefit liability    $54,999
                                                =======

      -----------------------------------------------

     The net periodic postretirement benefit cost for the year ended December 31, 1993 includes the following (in thousands):

      Service cost - benefits earned during the year $1,967 Interest cost on projected benefit obligation 4,277
                                                      ------
      Net periodic postretirement benefit cost        $6,244

     The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was 15%. The per capita health care cost rate was assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. This assumption can have a significant effect on the amounts reported. If the weighted average health care cost trend rate were to increase by 1%, the accumulated postretirement benefit obligation as of January 1, 1994 and aggregate of service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 would increase by $7.1 million and $1.1 million, respectively. The weighted average discount rate used to determine the accumulated postretirement benefit obligation of the health care plan as of September 30, 1993 was 7.75%. The Company used a weighted average discount rate of 8.5% in establishing the transition obligation at January 1, 1993.

     Pretax postretirement benefits expense was $1.6 million and $1.9 million for the years ended December 31, 1992 and 1991, respectively.

 10.  Capital stock
      -------------

     On May 9, 1992, shareholders approved an increase in the number of authorized shares of common stock from 25 million to 100 million. Upon approval, the Company's Board of Directors declared a two-for-one stock split effected in the form of a dividend to shareholders of record on June 5, 1992, payable on June 26, 1992.

     Stock options, and all other agreements payable in the Company's common stock, have been amended to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares, except shares authorized, in the notes to the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

     On May 9, 1992, the shareholders also approved an increase in the number of authorized Series A Junior Participating preferred stock (Preferred Stock) from 1 million to 2 million. The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock is entitled to receive, when as and if declared, a quarterly dividend in an amount equal to the greater of $1 per share or 100 times the dividends declared on the Company's common stock. Each preferred share is entitled to 100 votes. In the event of liquidation, the holders of the Preferred Stock will be entitled to receive a liquidation payment in the amount equal to the greater of $1 per share or 100 times the payment made per share of common stock.

     The Company has reserved 1 million shares of Preferred Stock for issuance in connection with Preferred Stock Purchase Rights (Rights). Each of the Rights entitles a stockholder to buy one one-hundredth of a newly issued share of the Company's Preferred Stock at an exercise price of $50. The Rights are only exercisable upon certain changes in Company ownership as defined by the Rights Agreement.

    -------------------------

    The Company has a restricted stock plan in which plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding eight years. Participants may vest in certain amounts of the restricted stock upon death, disability or retirement as described in the plan.

    Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

    Information with respect to restricted stock outstanding is as follows:

                                                    1993       1992       1991
                                                  ---------  ---------  --------
    Outstanding at beginning of year at
     $8.92 to $10.09 per share                     712,284    958,288   980,612
    Restricted shares vested at
     $8.92 to $10.09 per share                    (170,911)  (238,432)        -
    Restricted shares cancelled at
     $9.30 to $10.06 per share                     (58,336)    (7,572)  (22,324)
                                                  --------   --------   -------
    Total shares outstanding at end of year at
     $8.92 to $10.09 per share                     483,037    712,284   958,288
                                                  ========   ========   =======

    Expense in 1993, 1992, and 1991 associated with the restricted stock plan was $.4 million, $.9 million and $1.1 million, respectively.

    The Company has Stock Option Plans under which the Board of Directors may grant to employees of the Company nonqualified stock options with or without appreciation rights. The options may be exercised one year after the date of grant, not to exceed 25 percent of the shares in the first year with an additional 25 percent to be exercisable in each of the three following years. The options expire ten years from the date of grant. The maximum number of shares of common stock available for grants under such plans are
    3.0 million at December 31, 1993 of which 1.0 million shares remain available for future grants. The exercise price of outstanding options at December 31, 1993 ranged from $2.95 to $37.13. A summary of option activity is as follows:

                                                        1993        1992        1991
                                                     ----------  ----------  ----------
     Options outstanding at beginning of year        1,510,890   1,723,710   1,383,388
     Options granted                                     8,000     314,522     463,754
     Options exercised or cancelled                   (227,149)   (527,342)   (123,432)
                                                     ---------   ---------   ---------
     Options outstanding at end of year              1,291,741   1,510,890   1,723,710
                                                     =========   =========   =========

     Number of options exercisable at end of year      734,356     511,378     616,124
                                                     =========   =========   =========

    Historically, the Company granted stock options in December of each year. In order to review all elements of compensation at the same time, the Human Resources Committee of the Board of Directors decided in February 1993 to consider annual stock option grants in February of each year, beginning with February 1994. Stock options issued during 1993 represent grants to certain new executives.

11. Business segments and foreign operations

    (a) Business segments

        The Company operates in two business segments: Motorcycles and Related Products and Transportation Vehicles.

        Information by industry segment is set forth below (in thousands):

                                                                        1993              1992             1991
                                                                        ----              ----             ----
Net sales:
    Motorcycles and Related Products                              $  933,262        $  822,929         $701,969
    Transportation Vehicles                                          284,166           282,355          237,894
                                                                  ----------        ----------         --------
                                                                  $1,217,428        $1,105,284         $939,863
                                                                  ==========        ==========         ========

Income (loss) from operations:
    Motorcycles and Related Products                              $  136,217        $  102,300         $ 89,551
    Transportation Vehicles (1)                                      (59,533)            2,137          (13,427)
    General corporate expenses                                        (6,878)           (7,240)          (7,479)
                                                                  ----------        ----------         --------
                                                                      69,806            97,197           68,645

Interest expense, net                                                   (831)           (4,912)          (7,312)

Other:
    Motorcycles and Related Products:
     Lawsuit judgement reversal                                            -             2,200                -
     Other                                                            (3,249)           (3,811)          (1,355)
    Transportation Vehicles                                              789            (1,865)          (1,884)
                                                                  ----------        ----------         --------
                                                                      (2,460)           (3,476)          (3,239)
                                                                  ----------        ----------         --------
Income before provision for income taxes,
     extraordinary item and accounting changes                    $   66,515        $   88,809         $ 58,094
                                                                  ==========        ==========         ========

(1) Includes a $57.0 million charge related primarily to the write-off of goodwill in 1993.

                                          Motorcycles
                                          and Related       Transportation
                                           Products           Vehicles          Corporate       Consolidated
                                          -----------       --------------       ---------       ------------
  1993
  Identifiable assets                        $437,813             $134,699         $10,773           $583,285
  Depreciation and amortization                27,225                5,813             234             33,272
  Net capital expenditures                     52,324                2,766             112             55,202

  1992
  Identifiable assets                        $341,940             $178,252         $ 1,972           $522,164
  Depreciation and amortization                22,630                6,639             141             29,410
  Net capital expenditures                     42,276                4,754             199             47,229

  1991
  Identifiable assets                        $281,790             $189,326         $ 3,117           $474,233
  Depreciation and amortization                15,404                7,058             141             22,603
  Net capital expenditures                     43,621                2,987           1,158             47,766


There were no sales between business segments for the years ended December 31, 1993, 1992 or 1991.

  --------------------------------------------------------

      (b) Foreign operations
          ------------------

      Included in the consolidated financial statements are the following amounts relating to foreign affiliates:

                      1993      1992     1991
                    --------  --------  -------
                          (In thousands)

     Assets         $ 49,109  $ 37,962  $31,081
     Liabilities      40,769    27,716   15,882
     Net sales       144,639   132,557   99,441
     Net income        5,113     5,315    5,558

      Export sales of domestic subsidiaries to nonaffiliated customers were $117.6 million, $106.9 million and $105.7 million in 1993, 1992 and 1991, respectively.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)
(In millions, except per share data)

                                                  1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
                                                ---------------  ---------------  --------------  ---------------
                                                 1993     1992    1993    1992     1993    1992    1993     1992
                                                -------  ------  ------  -------  ------  ------  -------  ------

Net sales                                       $269.5   $247.4  $334.4  $273.9   $284.4  $271.8  $329.1   $312.2

Gross profit                                      75.4     62.3    90.9    72.1     76.2    72.6    94.7     89.4

Income before extraordinary item
 and accounting changes (a)                       15.1      8.7    23.8    17.8     16.4    13.2   (36.9)    14.5
Extraordinary item                                   -        -       -     (.4)       -       -       -        -
Accounting changes                               (30.3)       -       -       -        -       -       -        -
Net income (loss)                                (15.2)     8.7    23.8    17.4     16.4    13.2   (36.9)    14.5

Earnings (loss) per common share
 assuming no dilution:
  Income before extraordinary item
    and accounting changes (a)                     .40      .24     .63     .50      .43     .37    (.97)     .40
  Extraordinary item                                 -        -       -    (.01)       -       -       -        -
  Accounting changes                              (.80)       -       -       -        -       -       -        -
  Net income (loss)                               (.40)     .24     .63     .49      .43     .37    (.97)     .40

Earnings (loss) per common share
 assuming full dilution (b):
  Income before extraordinary item
    and accounting changes (a)                     .40      .24     .62     .48      .43     .36    (.97)     .38
  Extraordinary item                                 -        -       -    (.01)       -       -       -        -
  Accounting changes                              (.80)       -       -       -        -       -       -        -
  Net income (loss)                               (.40)     .24     .62     .47      .43     .36    (.97)     .38



(a) 1993 fourth quarter results include a $57.0 million charge related primarily to the write-off of goodwill, which reduced earnings per share by $1.46.

(b) Earnings (loss) per common share assuming full dilution generally includes the dilutive effect of outstanding stock options. During the first and fourth quarters of 1993, the effect of stock options was antidilutive, and therefore, was excluded from the calculations.

  Item 9.  Changes in and disagreements with accountants on accounting and
  -------  ---------------------------------------------------------------
  financial disclosure
  --------------------

           None.

                                    PART III
                                    --------

  Item 10.  Directors and executive officers of the registrant
  -------   --------------------------------------------------

  Information with respect to the Directors of the registrant will be included in the Company's definitive proxy statement for the 1994 annual meeting of shareholders (the "Proxy Statement"), which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1993, and is hereby incorporated by reference to such Proxy Statement.

  Item 11.  Executive compensation
  -------   ----------------------

  This information will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1993, and is hereby incorporated by reference to such Proxy Statement.

  Item 12.  Security ownership of certain beneficial owners and management
  -------   --------------------------------------------------------------

  This information will be included in the Proxy Statement, which will be filed within 120 days after the close of Harley-Davidson's fiscal year ended December 31, 1993, and is hereby incorporated by reference to such Proxy Statement.

  Item 13.  Certain relationships and related transactions
  -------   ----------------------------------------------

  This information will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1993, and is hereby incorporated by reference to such Proxy Statement.

  Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K
  -------   ----------------------------------------------------------------

       (A)  1.  Financial statements - The financial statements listed in the
                --------------------
                accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

            2.  Financial statement schedules - The financial statement
                -----------------------------
                schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

            3.  Exhibits - The exhibits listed on the accompanying List of
                --------
                Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

       (B)    Reports on Form 8-K
              -------------------
              The Company filed a current report on Form 8-K on December 20, 1993 to report under Item 5 the write down of goodwill and certain other assets in its Holiday Rambler Corporation subsidiary.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       AND FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

                              [Item 14(A) 1 and 2]

                                                                Page
                                                                ----

 Consolidated statements of operations for each of the
  three years in the period ended December 31, 1993             35

 Consolidated balance sheets at December 31, 1993 and 1992      36

 Consolidated statements of cash flows for each of the
  three years in the period ended December 31, 1993             37

 Consolidated statements of changes in stockholders' equity
  for each of the three years in the period ended
  December 31, 1993.                                            38

 Notes to consolidated financial statements                     39

 Consolidated financial statement schedules for each of the three years in the period ended December 31, 1993

   V    - Property, plant and equipment                         59

   VI   - Accumulated depreciation and amortization of
          property, plant and equipment                         60

   VIII - Valuation and qualifying accounts                     61

   IX   - Short-term borrowings                                 62

   X    - Supplementary income statement information            63


  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                LIST OF EXHIBITS
                                ----------------
                                [Item 14(A)(3)]

  Exhibit No.    Description
  -----------    -----------
    3.1          Restated Articles of Incorporation of the Registrant

    3.2          By-Laws of the Registrant

    3.3          Form of Certificate of Designation relating to Series A Junior
                 Participating Preferred Stock

    4.6          Form of Rights Agreement between Harley-Davidson, Inc. and
                 Firstar Trust Company

    4.6(a)       First Amendment to Rights Agreement, dated as of June 21, 1991

    10.1*        Form of Employment Agreement for Executive Officers

    10.2(a)*     1986 Stock Option Plan of the Registrant

    10.2(b)*     1988 Stock Option Plan of the Registrant

    10.2(c)*     1990 Stock Option Plan of the Registrant

    10.2(d)*     Form of Stock Option Agreement for use under the Harley-
                 Davidson, Inc. 1986 Stock Option Plan

    10.2(e)*     Form of Stock Option Agreement for use under the Harley-
                 Davidson, Inc. 1988 Stock Option Plan

    10.2(f)*     Form of Stock Option Agreement for use under the Harley-
                 Davidson, Inc. 1990 Stock Option Plan

    10.3(a)      Ford Authorized Converter Pool Agreement between Ford Motor
                 Company and Holiday Rambler Corporation dated June 11, 1990

    10.3(b)      First Amendment to the Ford Authorized Converter Pool
                 Agreement between Ford Motor Company and Holiday Rambler Corporation dated July 1, 1990

    10.4* Consulting Agreement, dated May 19, 1989 between the Registrant and Vaughn L. Beals, Jr.

    10.5(a)*     Restated Long-Term Incentive Plan II, as amended, of the
                 Registrant


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                LIST OF EXHIBITS
                                ----------------
                                [Item 14(A)(3)]

  Exhibit No.               Description
  -----------               -----------
    10.5(b)*      Growth Unit Cancellation Agreement of the Registrant

    10.6*         Form of Transition Agreement for Executive Officers

    10.7*         Transition Agreement, dated October 22, 1989 between the
                  Registrant and Richard F. Teerlink

    10.8*         Harley-Davidson, Inc. Deferred Compensation Plan

    10.9*         Description of supplemental executive retirement benefits.

    10.10*        Form of Split Dollar Life Insurance Agreement.

    11            Computation of Primary and Fully Diluted Earnings Per Share.

    22            List of subsidiaries

    23            Consent of Ernst & Young, Independent Auditors


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                                      Schedule V
                                                                      ----------

                             HARLEY-DAVIDSON, INC.

                  CONSOLIDATED PROPERTY, PLANT, AND EQUIPMENT
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)

                                 Balance at                              Balance
                                 beginning     Additions    Retirement    at end
Classification                    of year       at cost      or sales    of year
- --------------                   ----------  -------------  -----------  --------
Year ended December 31, 1993:
  Land and land improvements       $ 11,168     $    92       $     -    $ 11,260
  Buildings and improvements         74,367       6,943        (1,644)     79,666
  Machinery and equipment           212,191      48,167        (7,501)    252,857
                                   --------     -------       -------    --------
       Total                       $297,726     $55,202       $(9,145)   $343,783
                                   ========     =======       =======    ========

Year ended December 31, 1992:
  Land and land improvements       $ 11,131     $    52       $   (15)   $ 11,168
  Buildings and improvements         67,729       6,699           (61)     74,367
  Machinery and equipment           179,292      40,315        (7,416)    212,191
                                   --------     -------       -------    --------
       Total                       $258,152     $47,066       $(7,492)   $297,726
                                   ========     =======       =======    ========

Year ended December 31, 1991:
  Land and land improvements       $ 11,075     $   200       $  (144)   $ 11,131
  Buildings and improvements         51,428      17,323        (1,022)     67,729
  Machinery and equipment           150,201      30,633        (1,542)    179,292
                                   --------     -------       -------    --------

       Total                       $212,704     $48,156(1)    $(2,708)   $258,152
                                   ========     =======       =======    ========

(1) Includes approximately $12.3 million during 1991 related to a new paint facility in York, PA.

                                                                     Schedule VI
                                                                     -----------


                             HARLEY-DAVIDSON, INC.

                   CONSOLIDATED ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)



                                 Balance at  Depreciation             Balance
                                 beginning    Additions  Retirement    at end
Classification                    of year      at cost    or sales    of year
- -------------------------------  ----------   ---------  -----------  --------

Year ended December 31, 1993:
 Land improvements                 $     90     $     -     $     -   $     90
 Buildings and improvements          23,186       6,247        (272)    29,161
 Machinery and equipment             90,663      24,550      (6,449)   108,764
                                   --------     -------     -------   --------

    Total                          $113,939     $30,797     $(6,721)  $138,015
                                   ========     =======     =======   ========

Year ended December 31, 1992:
 Land improvements                 $     90     $     -     $     -   $     90
 Buildings and improvements          18,310       4,896         (20)    23,186
 Machinery and equipment             76,066      20,422      (5,825)    90,663
                                   --------     -------     -------   --------

       Total                       $ 94,466     $25,318     $(5,845)  $113,939
                                   ========     =======     =======   ========


Year ended December 31, 1991:
 Land improvements                 $     47     $    43     $     -   $     90
 Buildings and improvements          14,653       3,811        (154)    18,310
 Machinery and equipment             61,952      15,338      (1,224)    76,066
                                   --------     -------     -------   --------

       Total                       $ 76,652     $19,192     $(1,378)  $ 94,466
                                   ========     =======     =======   ========



 Depreciation of property, plant and equipment is determined on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives used in computing depreciation are as follows:

                                                Years
                                                -----
          Land improvements                        10
          Buildings and improvements            10-40
          Machinery and equipment                3-20

                                                                   Schedule VIII
                                                                   -------------


                             HARLEY-DAVIDSON, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1993, 1992 and 1991
                                 (In thousands)


                       Balance at    Additions                         Balance
                       beginning     charged to                        at end
Classification          of year       expense     Deductions/(1)/      of year
- ----------------       ----------    ----------   ---------------      -------

Receivables -
 Allowance for doubtful accounts:

     1993                  $1,611          $322             $(147)      $1,786
                           ======          ====             =====       ======

     1992                  $1,643          $260             $(292)      $1,611
                           ======          ====             =====       ======

     1991                  $  974          $872             $(203)      $1,643
                           ======          ====             =====       ======





Inventories -
 Allowance for obsolescence
     and loss (2):

     1993                  $2,736        $2,095        $(2,048)       $2,783
                           ======        ======        =======        ======

     1992                  $2,683        $1,790        $(1,737)       $2,736
                           ======        ======        =======        ======

     1991                  $2,802        $  241        $  (360)       $2,683
                           ======        ======        =======        ======




  (1)Represents amounts written off to the reserve, net of recoveries.

  (2)Stated in last-in, first-out (LIFO) cost.

                                                                     Schedule IX
                                                                     -----------


                             HARLEY-DAVIDSON, INC.

                       CONSOLIDATED SHORT-TERM BORROWINGS

                  Years ended December 31, 1993, 1992 and 1991
             (In thousands, except weighted average interest rates)

                                                       Maximum      Average        Weighted
                                          Weighted     amount        amount        average
                                  Balance   average   outstanding  outstanding   interest rate
                                  at end   interest     during      during the     during the
Classification                    of year    rate     the period    period (3)     period (4)
- -------------------------------   -------  ---------  -----------  ------------  --------------

Year ended December 31, 1993:
 Floorplan obligations (1)        $16,984      7.02%      $16,987      $15,201            8.46%
 Notes payable to bank (2)          3,596      2.00         5,170          942            1.49

Year ended December 31, 1992:
 Floorplan obligations (1)        $15,933      7.53%      $15,933      $13,366            9.34%
 Notes payable to bank (2)              -      5.88        27,978       11,030            6.55

Year ended December 31, 1991:
 Floorplan obligations (1)        $11,559      9.50%      $12,780      $10,837           10.30%
 Notes payable to bank (2)         27,967      7.89        42,460       26,178            8.02




 (1) Floorplan obligations are secured by specific inventory units.

 (2) Notes payable to bank represent borrowings under lines of credit.

 (3) Computed by averaging the month-end balances during the year.

 (4) Computed by dividing the interest expense by the average amount outstanding during the period.

                                                                      Schedule X
                                                                      ----------


                             HARLEY-DAVIDSON, INC.

            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  Years ended December 31, 1993, 1992 and 1991


                                                Charged to costs and expenses
                                                -----------------------------


                                                 1993      1992      1991
                                                 ----      ----      ----
                                                    (In thousands)
Classification
- --------------

  Maintenance and repairs                       $31,594   $26,370   $22,700
                                                =======   =======   =======


  Advertising costs                             $17,962   $16,507   $14,743
                                                =======   =======   =======

  Amounts for depreciation and amortization of intangible assets, taxes, other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of net revenues or such information is included in the consolidated financial statements or the notes thereto.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1994.

  HARLEY-DAVIDSON, INC.

  By:  /S/ Richard F. Teerlink
       -------------------------------------------
       Richard F. Teerlink
       President, Chief Executive Officer
       (Principal executive officer) and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1994.

      Name                           Title
      ----                           -----

  /S/ Richard F. Teerlink            President, Chief Executive Officer
  ---------------------------------
  Richard F. Teerlink                (Principal executive officer) and Director

  /S/ James L. Ziemer                Vice-President and Chief Financial Officer
  ---------------------------------
  James L. Ziemer                    (Principal financial officer)

  /S/ James M. Brostowitz            Vice-President/Controller (Principal
  ---------------------------------
  James M. Brostowitz                accounting officer and Treasurer)

  /S/ Vaughn L. Beals                Chairman and Director
  ----------------------------------
  Vaughn L. Beals, Jr.

  /S/ Barry K. Allen                 Director
  ----------------------------------
  Barry K. Allen

  /S/ William F. Andrews             Director
  ----------------------------------
  William F. Andrews

  /S/ Fred L. Brengel                Director
  ----------------------------------
  Fred L. Brengel

  /S/ Richard J. Hermon-Taylor       Director
  ----------------------------------
  Richard J. Hermon-Taylor

  /S/ Donald A. James                Director
  ----------------------------------
  Donald A. James

  /S/ Richard G. LeFauve             Director
  ----------------------------------
  Richard G. LeFauve

  /S/ James A. Norling               Director
  ----------------------------------
  James A. Norling

  /S/ William B. Potter              Director
  ----------------------------------
  William B. Potter

                               INDEX TO EXHIBITS
                               -----------------
                                [Item 14(A)(3)]


Exhibit No.          Description                                          Page
- -----------          -----------                                          ----

   3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-B dated June 24, 1991 (File No. 1-10793 (the "Form 8-B")).

   3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

   3.3 Form of Certificate of Designation relating to Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Form 8-B).

   4.6 Form of Rights Agreement between Harley-Davidson, Inc. and Firstar Trust Company (incorporated herein by reference to Exhibit 4.6 to the Registrants' Quarterly Report on Form 10-Q for the period ended September 30, 1990
             (File No. 1-9183)).

   4.6(a) First Amendment to Rights Agreement, dated as of June 21, 1991, (incorporated herein by reference to Exhibit 4.8 to the Form 8-B).

  10.1*      Form of Employment Agreement for Executive Officers
             (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
             (File No. 33-5871)).

  10.2(a)*   1986 Stock Option Plan of the Registrant
             (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1
             (File No. 33-5871)).

  10.2(b)* 1988 Stock Option Plan of the Registrant (incorporated by reference to Annex A to the Registrants' 1988 Proxy
             Statement (File No. 1-9183)).

  10.2(c)* 1990 Stock Option Plan of the Registrant (incorporated by reference to Annex A to the Registrants' 1989 Proxy Statement (File No. 1-9183)).

  10.2(d)* Form of Stock Option Agreement for use under the Harley-Davidson, Inc. 1986 Stock Option Plan (incorporated herein by reference from Exhibit 4.1(c) to the Registrant's registration statement on Form S-8 (File
             No. 33-33449)).

  10.2(e)* Form of Stock Option Agreement for use under the Harley-Davidson, Inc. 1988 Stock Option Plan (incorporated herein by reference from Exhibit 4.1(e) to the Registrant's registration statement on Form S-8
             (File No. 33-33449)).

  10.2(f)* Form of Stock Option Agreement for use under the Harley-Davidson, Inc. 1990 Stock Option Plan (incorporated herein by reference from Exhibit 10 to the Registrants' Quarterly Report on Form 10-Q for the period ended
             September 26, 1993 (File No. 1-9183)).


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                               INDEX TO EXHIBITS
                               -----------------
                                [Item 14(A)(3)]


Exhibit No.          Description                                          Page
- -----------          -----------                                          ----

  10.3(a) Ford Authorized Converter Pool Agreement between Ford Motor Company and Holiday Rambler Corporation dated June 11, 1990 (incorporated herein by reference to Exhibit 10.27(a) to Holiday Rambler's Quarterly Report on Form 10-Q for the period ending September 30, 1990 (File No. 33-12743)). (Replaces Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

  10.3(b) First Amendment to the Ford Authorized Converter Pool Agreement between Ford Motor Company and Holiday Rambler Corporation dated July 1, 1990 (incorporated herein by reference from Exhibit 10.27(b) to Holiday Rambler's Quarterly Report on Form 10-Q for the period ended September 30, 1990 (File No. 33-12743)).

  10.4* Consulting Agreement, dated May 19, 1989 between the Registrant and Vaughn L. Beals, Jr. (incorporated herein by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.5(a)* Restated Long-Term Incentive Plan II, as amended, of the Registrant (incorporated herein by reference from Exhibit
             10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.5(b)*   Growth Unit Cancellation Agreement of the Registrant
             (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.6* Form of Transition Agreement for Executive Officers (other than Mr. Teerlink) (incorporated herein by reference from
             Exhibit 10.2 to the Registrants' Annual Report on Form
             10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.7* Transition Agreement, dated October 22, 1989 between the Registrant and Richard F. Teerlink (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File
             No. 1-9183)).

  10.8*      Harley-Davidson, Inc. Deferred Compensation Plan              68

  10.9*      Description of supplemental executive retirement benefits.    79

 10.10*      Form of Split Dollar Life Insurance Agreement.                80


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                               INDEX TO EXHIBITS
                               -----------------
                                [Item 14(A)(3)]

Exhibit No.                            Description                           Page
- -----------                            -----------                           ----
  11           Computation of Primary and Fully Diluted Earnings Per Share.    83
  22           List of subsidiaries                                            85
  23           Consent of Ernst & Young, Independent Auditors                  86

  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                            Exhibit  10.8

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

  Concept Harley-Davidson, Inc. created this Plan, effective as of October 1, 1988, to assist eligible employees in deferring income until their retirement, death, or other termination of employment.


  Administrator   The Vice President--Human Resources of Harley-Davidson, Inc.
                  is the Administrator for employees of Harley-Davidson, Inc.
                  participating in the Plan. If the Administrator is also a participant, then the Chief Executive Officer of Harley-
                  Davidson, Inc. is the Administrator as to that person.


  Eligibility     Participation in the Plan is limited to a select group of
                  management or highly compensated employees. These employees are defined as persons whose combined base salary, target bonus potential, and restricted stock awards are equal to or greater than $100,000. The Administrator determines eligibility and may increase the entry level compensation requirement if necessary to assure that the Plan continues to be exempt from the eligibility, vesting, and funding requirements of the Employee Retirement Income Security Act of
                  1974, as amended.


  Participation   Eligible persons must complete Deferred Compensation
  Requirements    Agreements in order to participate.  Agreements completed by newly-eligible participants within 30 days of becoming eligible will be effective either immediately, or as of a later designated date, but only as to compensation payable after the date of the Agreement.


                  --An eligible person may complete more than one Deferred Compensation Agreement. Each Participation Agreement will be treated as a separate program under the Plan and the person completing an additional Agreement will be treated as a newly-eligible participant as to each Agreement.


                  --A person who ceases to be eligible has no further right to complete additional Deferred Compensation Agreements. Agreements in effect at the time eligibility is lost will remain in effect subject to the terms of the Plan.

                  --The Administrator makes all final decisions regarding eligibility and compliance with the participation requirements.


  Compensation    Each Participation Agreement must designate either a flat
  Deferral        dollar amount of deferral or a percentage amount of deferral, and whether the amount is to be deducted from salary or bonus, or from both. Each Agreement shall also specify the time period during which the deferral is to take place. The Company will make the

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

                  corresponding reductions in compensation and credit the Deferred Benefit Account of the participant.


  Minimum and     Each Deferred Compensation Agreement must provide for an
  Maximum         aggregate deferral that is not less than $21,000 over 7
  Deferrals       years from the effective date of the Agreement.  Only whole percentages may be elected as percentage deferrals.  The
                  Administrator may adjust this minimum and establish and/or revise maximums in the Administrator's discretion.


  Deferral        A participant's deferral election is irrevocable except for
  Elections are   Hardship.  The Administrator, in his or her discretion, upon
  Irrevocable     demonstration of Hardship, which is substantial financial
  Except for      need by a participant due to family health, education, or
  Hardship        housing needs, may permit reduction of the participant's
                  compensation deferral election for subsequent years. A request for change must be submitted in writing, with evidence of Hardship, to the Administrator before January 1 of the year in which the requested reduction is to take effect. If the request for change is approved it shall be effective for all future periods of deferral. The participant's benefits under the Plan will be adjusted to reflect the reduced deferral. The method of adjustment is as described and illustrated in Schedule A to the Plan.



  Makeup of       A participant whose deferral has been reduced for Hardship may
  Deferrals       elect, prior to termination of employment to reinstate his
  Reduced         or her original deferral by paying to the Company the
  for Hardship    difference between the reduced deferrals actually paid and the originally scheduled amount as described in the participant's original Deferred Compensation Agreement.


  Effect of       All deferral elections under the Plan shall automatically
  Change of       terminate as of the last day of the month preceding the
  Control Event   occurrence of a Change of Control Event. The benefits of each
  on Deferral     participant affected by the automatic termination of deferrals will be adjusted to reflect the reduced deferral. The method of adjustment is as described and illustrated in Schedule A to the Plan. The definition of Change of Control Event is as set forth in Schedule B to the Plan, which shall be revised from time to time, by the Administrator, to reflect the same definition of this term used by Harley-Davidson, Inc. for its general corporate purposes.


  Deferred        The Company will establish on its books a Deferred Benefit
  Benefit         Account for each Plan participant.
  Account

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

                  --Deferred compensation shall be credited to this Account as of the last day of the month in which the participant would otherwise have received the compensation.


                  --As of the last day of each month interest at the Plan's Interest Yield will be credited to the account. Interest will be calculated by applying the Interest Yield to the balances of the Account on such date including contributions or distributions to be credited or deducted on that date.


                  --Distributions shall be charged to this Account as they are made.


                  The Company may deduct from non-deferred compensation any taxes it is required to withhold on deferred amounts.


  Special 401(k)  The Company will also credit to the Deferred Benefit Account
  Matching Con-   of each participant a Company matching contribution in the
  tribution       same relative amount and in the same manner as is made to the
  Supplement      participant's IRC 401(k) plan account on amounts the
                  participant has elected to defer under that Plan. This credit will be made as of the last day of the month in which the Company matching contribution is deposited to the IRC 401(k) plan for a year. The credit, and the earnings attributed to it, are subject to the rules of the IRC 401(k) plan only as to vesting. Such amount shall not be deemed to be a Company matching contribution to the IRC 401(k) plan for any nondiscrimination testing purposes. A participant will not, under any circumstances, be credited with an aggregate Company matching amount under this Plan and the IRC 401(k) plan that is larger than the rate of matching applicable for the year under the IRC 401(k) plan multiplied by 6% of the participant's current and deferred compensation for such year.


  No Trust        A participant's Deferred Benefit Account is a means of
  Fund Created    measuring the value of the participant's deferred
                  compensation. The Account does not create a trust fund of any kind. Any assets earmarked by the Company to pay benefits under this Plan do at all times remain in the Company. A participant has no property interest in specific assets of the Company because of the Plan. The rights of the participant, a beneficiary, or an estate to benefits under the Plan shall be solely those of an unsecured creditor of the Company.


  Statement       Following the close of each year the Administrator will
  of Account      provide statements of account to each participant.

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

  Interest        Interest Yield means, for each 12 consecutive calendar months
  Yield           ending after September 1, the Moody's Long Term Bond Rate in effect on such September 1 (or the last business day immediately preceding such date if it is a Saturday, Sunday, or holiday) divided by 12.


  Payment of      Upon a participant's termination of employment, for any reason
  Benefits        other than death, the Company will pay to the participant, as
  Other Than      compensation for prior services, an amount equal to the
  Upon Death      participant's Deferred Benefit Account measured as of the
                  last day of the month in which employment terminated.

  Benefits        Upon the death of a participant prior to termination of
  Upon Death      employment, and before any periodic payments have started,
  Before          the Company will pay to the participant's Designated
  Termination     Beneficiary as compensation for services rendered prior to
  of Employment   the date of death, a pre-retirement benefit that is equal to the participant's Deferred Benefit Account measured as of the last day of the month coincident with or immediately following the date of death or, if greater, a pre-retirement benefit determined as follows:

HARLEY-DAVIDSON, INC.

DEFERRED COMPENSATION PLAN SPECIFICATIONS
- -----------------------------------------


                        Age at            Multiple of
                       Deferral       Deferral Commitment
                       Thru 45                5.0
                          46                  4.8
                          47                  4.6
                          48                  4.4
                          49                  4.2
                          50                  4.0

                          51                  3.8
                          52                  3.6
                          53                  3.4
                          54                  3.2
                          55                  3.0

                          56                  2.8
                          57                  2.6
                          58                  2.4
                          59                  2.2
                          60                  2.0

                          61                  1.8
                          62                  1.6
                          63                  1.4
                          64                  1.2
                      65 and over             1.0

         Example:

         Participant age 49 elects to defer $10,000 for 7 years

         Stated Deferral ($10,000) x Deferral Period (7)
                                   = Total Deferral ($70,000)

         Total Deferral ($70,000) x Deferral Commitment Multiple (4.2)
                                  = Total Benefit Commitment ($294,000)

         Total deferral commitment ($294,000) divided by number of years pre-retirement benefit promised (10)
                                  = $29,400/year for 10 years

         Where the compensation deferred includes bonus or other non-periodic compensation, the "Deferral Commitment" applicable to such non-periodic

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

             compensation shall be based on the average amount of such bonus or other non-periodic compensation during the 3 consecutive calendar years immediately preceding the date of death during which the participant was an eligible person. If a participant has been an eligible person for fewer than 3 consecutive calendar years immediately preceding the date of death, the "Deferral Commitment" applicable to such non-periodic compensation shall be based on the person's average amount of such bonus or other non-periodic compensation during his completed calendar years as an eligible person.

             If there is a reduction in the deferral amount or a premature distribution due to Hardship, the Administrator will advise the participant as to the corresponding effect on the participant's pre-retirement benefit. If a participant has made more than one deferral commitment, the participant's pre-retirement benefit will be separately determined for each commitment.

             A special rule applies, however, for any participant who is not insurable for a death benefit larger than the "guaranteed issue" amount available to the Company at standard rates when the participant completes a Deferred Compensation Agreement. In that case, the affected participant's pre-retirement benefit will be limited to the greater of (i) the balance in the participant's Deferred Benefit Account, or (ii) the amount of death benefit able to be insured by the Company at standard rates at the time the participant completed his or her Deferred Compensation Agreement.


             Example:


                   Assume that the maximum guaranteed issue life insurance available to the Company is $600,000 per person.


                   Assume that an "uninsurable at standard rates" 45-year old participant elects to defer $100,000 over 7 years.


                   The participant's formula pre-retirement benefit of $700,000 is not available because of the lack of insurability.


                   Instead, the participant's pre-retirement benefit is $600,000 divided by 10 years, or $60,000 per year for 10 years. (Of course, in the event that the participant's Deferred Benefit Account paid over 10 years would produce a larger benefit, that larger amount would then be paid.)

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

  Forms of
  --------
  Benefit
  -------
  Payment:
  --------

  --Termination
    -----------
    of Employment Unless a participant elects an alternative benefit payment ------------- period as part of the participant's Deferred Compensation
    At or After    Agreement, a participant will receive payment of his or her
    -----------    benefits upon termination of employment at or after age 55 in
    Age 55         annual installments of the Deferred Benefit Account,
    --------       commencing within 30 days of the date of termination of
                   employment, over not more than 10 years, as determined by the Administrator. At the time a participant completes a Deferred Compensation Agreement the participant is entitled to select the number of years over which benefits are to be paid to the participant, up to a maximum of 15 years. The payment period selected shall not thereafter be subject to change by the participant. The amount to be distributed annually is determined by multiplying the aggregate balance of the participant's Account by a fraction, the numerator of which is one (1) and the denominator of which is the number of years remaining for the payments to be made (e.g., 1/10, 1/9, 1/8, etc.). Additional earnings are to be credited to the Account during the installment payment period in the same way that earnings are credited while the participant is employed.



  --Other Termina- A participant whose benefit is payable for a reason other
    -------------- than retirement or death will receive payment in a single
    tions of       lump sum amount within 30 days following termination of
    --------       employment.
    Employment
    ----------
    Except Due
    ----------
    to Death
    --------

  --Pre-retirement If a participant's Deferred Benefit Account is to be paid as
    -------------- the participant's pre-retirement benefit, payment will be
    Benefit        made in 10 approximately level annual installments
    -------        (calculated by the Administrator using reasonable earnings assumptions) commencing within 30 days of the date of death.
                   Additional earnings are to be credited to the Account during the installment payment period in the same way earnings are credited while a participant is employed. If a participant's pre-retirement benefit is the formula amount, described earlier in the Plan, payment of the formula amount will be made in 10 equal annual installments commencing within 30 days of the date of death. No additional earnings are credited during the installment payment period when the death benefit amount is determined by the Plan formula.


  Designated       All payments by the Company will be made to the participant,
  ----------       if living. If the participant has died, then any payment
  Beneficiary      under the Plan will be made to the Designated Beneficiary
  -----------      of the participant. If a beneficiary dies before receiving all payments due, the remaining payments will be made to the beneficiary's estate. All beneficiary designations must be made in writing and acknowledged by the

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------

                  Administrator. If there is no beneficiary designation in force when Plan benefits become payable to a beneficiary, the deemed beneficiary shall be the participant's spouse, or if no spouse is then living, the participant's estate.


  Hardship        The Administrator may, in his or her sole discretion, upon the
  --------        finding that the participant has suffered a Hardship,
  Payments        distribute to the participant any portion of the participant's
  --------        Deferred Benefit Account as of such date.


  Assignment      No participant or beneficiary may assign the right to receive
  ----------      benefits under the Plan.


  Not An Employ- This Plan may not be construed as giving any person right to -------------- be retained as an employee of the Company.
  ment Contract
  -------------


  Effect on       The Company will supplement the defined benefit pension
  ---------       benefit that may be provided to each participant under the
  Pension         Company's pension plan with an amount equal to the pension
  -------         benefit that would have been earned by the participant on the
  Benefits        amount of compensation deferred by the participant under this
  --------        Plan, had such amount been received as compensation by the participant rather than deferred. Such amount is subject to all pension plan rules and regulations regarding determination of amount, vesting, method of payment, and so forth. Under no circumstance will this provision be construed to permit payment to a participant of an aggregate pension benefit, including this supplemental pension benefit, that is larger than the pension benefit the participant otherwise would have received if there had been no deferral election under this Plan.


  Taxes           The Company will withhold from all benefit payments all
  -----           required taxes.


  Amendment and   Harley-Davidson, Inc. may, at any time, amend the Plan by
  -------------   action of the Board of Directors of the Company, or by the
  Termination     Human Resources Committee of the Board. The Company may,
                  at any time, terminate the Plan as to its employees.
                  The Company may not, however, reduce any benefit payment to a participant based on deferrals already made, without the participant's consent. Plan amendments adopted pursuant to this section shall govern all Deferred Compensation Agreements and Deferred Benefit Accounts uniformly except to the extent otherwise specifically provided by such amendment.


  Construction    The Plan is to be construed under the laws of the State of
  ------------    Wisconsin.

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------


  Binding         This Plan is binding upon the Company and participants and
  -------         their respective successors, assigns, heirs, executors, and
  Agreement       beneficiaries.
  ---------




  (Rev. 11/18/93 - g)

  HARLEY-DAVIDSON, INC.

  DEFERRED COMPENSATION PLAN SPECIFICATIONS
  -----------------------------------------


                                   SCHEDULE A
                                   ----------
     Assumptions:

         X is healthy and under age 45.
         X elects to defer $10,000/year for 7 years.
         X's pre-retirement benefit is             $10,000 x 7 years = $ 70,000
         Times Deferral Commitment Multiple                                 x 5
                                                                       --------
         Pre-retirement Benefit                                        $350,000

     Further Assume:

         After 4 years of deferral X stops contributing either because of hardship or change of control event.

         X's adjusted pre-retirement benefit is based on his actual deferrals:
                                                   $10,000 x 4 years = $ 40,000
         Times Deferral Multiple Commitment                                 x 5
                                                                       --------

         Pre-retirement Benefit                                        $200,000

     Further Assume:

         After 4 years of deferral X did not stop all deferrals but had them reduced by one-half due to hardship.

         X's adjusted pre-retirement benefit is based on his actual deferrals:
                                                    $5,000 x 7 years = $ 35,000
                                                                            x 5
                                                                       --------
                                                                       $175,000

         PLUS

                                                    $5,000 x 4 years = $ 20,000
                                                                            x 5
                                                                       --------
                                                                       $100,000

            Total Adjusted Pre-retirement Benefit                      $275,000
                                                                       ========

                                   SCHEDULE B
                                   ----------

  Change of Control Event means any one of the following:

  (a) Continuing directors no longer constitute at least 2/3 of the directors of Harley-Davidson, Inc. (the "Corporation");

  (b) Any person or group of persons (as defined in Rule 13d-5 under the Securities Exchange Act of 1934), together with its affiliates, become the beneficial owner, directly or indirectly, of 20% of the Corporation's then outstanding Common Stock or 20% or more of the voting power of the Corporation's then outstanding securities entitled generally to vote for the election of the Corporation's directors;

  (c) The approval by the Corporation's stockholders of the merger or consolidation of the Corporation with any other corporation, the sale of substantially all of the assets of the Corporation or the liquidation or dissolution, of the Corporation, unless, in the case of a merger or consolidation, the then continuing directors in office immediately prior to such merger or consolidation will constitute at least 2/3 of the directors of the surviving corporation of such merger or consolidation and any parent (as such term is defined in Rule 12b-1 under the Securities Exchange Act of 1934) of such corporation; or

  (d) At least 2/3 of the then continuing directors in office immediately prior to any other action proposed to be taken by the Corporation's stockholders or by the Corporation's Board of Directors determines that such proposed action, if taken, would constitute a change of control of the Corporation and such action is taken.

  DESCRIPTION OF SUPPLEMENTAL EXECUTIVE RETIREMENT BENEFITS      Exhibit 10.9

  The Board of Directors of the Company has established certain supplemental retirement arrangements for certain executive officers of the Company. Pursuant to these arrangements, (1) the Company will pay executive officers amounts that would have been payable under the Retirement Annuity Plan for Salaried Employees of Harley-Davidson, Inc. (the "Salaried Plan") but for limitations imposed by the Internal Revenue Code, (2) if Messrs. Teerlink, Bleustein, Gelb, Gray and Ziemer retire at or after age 55 with 15 years of service, they will be entitled to receive a yearly retirement benefit payment equal to 35% of their final average earnings at age 55 increasing in equal increments to 50% of final average earnings at age 62, reduced by the amount of any Company pension or other defined benefit plan payments and by the amount of certain social security benefits, and (3) Messrs. Teerlink and Gelb have been credited with 5 and 6 additional years of service for purposes of the Salaried Plan and the above supplemental retirement arrangements.

                                                                   Exhibit 10.10

            FORM OF SPLIT DOLLAR LIFE INSURANCE AGREEMENT (The Plan)
            --------------------------------------------------------


     THIS AGREEMENT is entered into this ______, by and between HARLEY-DAVIDSON, INC., a Wisconsin Corporation ("Company") and ____, residing at ________ (the "Executive").

     WHEREAS, the Company has agreed to provide certain life insurance benefits to the Executive equal to three times the Executive's Base Compensation, as defined herein; and

     WHEREAS, the Company heretofore has provided such life insurance benefits through group term life insurance; and

     WHEREAS, all parties believe that it is in their best interests to replace such term insurance Policy with both a term and a whole life policy on the Executive's life; and

     WHEREAS, the parties believe that it is in the best interest of the Executive to be able to name the beneficiary under the Policy with respect to the insurance proceeds as described herein, but to vest all other incidents of ownership of the Policy in the Company.

     NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

                               SECTION 1.  POLICY
                               ------------------

     Effective _____, the Company shall procure policies (the "Policy") on the life of the Executive.

                         SECTION 2.  EXECUTIVE'S RIGHTS
                         ------------------------------

     The Executive's rights under the Policy shall be limited to the right to have his beneficiary(ies) (or estate, if there is no effective designation of beneficiary(ies) as of the date of his death) to receive a specified portion of the proceeds thereof upon the Executive's death and the right to designate and change the direct and contingent beneficiary(ies) with respect to each such specified portion of the proceeds, subject to the terms of the Policy. The rights of the Executive hereunder may not be assigned or alienated, except with the prior written consent of the Company.

     The amount of such specified portion of the proceeds shall be equal to three times the Executive's Annual Base Salary (excluding bonus).

                 SECTION 3.  RIGHTS AND OBLIGATIONS OF COMPANY
                 ---------------------------------------------

     Except as provided in Section 2 hereof, the Company shall be the owner of the Policy and shall possess all of the rights in and under such Policy. Such rights shall include, but shall not be limited to, the right with respect to the split dollar policy, to apply Policy dividends in the manner determined by the Company, the right to borrow against the cash value of the Policy, the right to assign, pledge, transfer or exchange the Policy, and the right to receive any proceeds under the Policy in excess of those described in Section 2 hereof; provided, however, that in no event may the exercise of any such rights by the Company impair the benefits due to the Executive under Section 2, except with prior written consent of the Executive or except as otherwise provided in this Agreement.

     The Company shall pay each premium under the Policy as it becomes due.

                               SECTION 4.  TAXES
                               -----------------

     The Company shall "gross up" the pay of the Executive in respect of each calendar year or partial calendar year during which this Agreement is in effect, by the amount of any federal or state income taxes required to be paid by the Executive by the reason of the current economic benefit derived by him under the Policy pursuant to Section 2, hereof.

     Except as provided in the foregoing paragraph, the Company shall have no responsibility or liability for any estate or other taxes that may become due as a consequence of the Executive's rights under this Agreement or the Policy.

                         SECTION 5.  TERM OF AGREEMENT
                         -----------------------------

     This Agreement may be terminated without any liability to the Company by the Executive Committee of the Motorcycle Division of Harley-Davidson (the "Committee") at any time in its sole discretion. Unless so terminated by the Committee, or unless extended by mutual written agreement of the parties hereto, this Agreement shall remain in force so long as the Executive remains employed with the Company including all subsidiaries of Harley-Davidson, Inc. Upon Termination of employment, all rights of the Executive under Section 2 and under the Policy shall cease. Notwithstanding the foregoing, the Company, in its sole discretion (but subject to any applicable terms of the Policy), may offer the Executive the right to purchase the Policy upon the termination of this Agreement, at a price determined by the Company.

                     SECTION 6.  AMENDMENT AND TERMINATION
                     -------------------------------------

     This Agreement may only be amended in writing, signed by the Executive and an officer of the Company other than the Executive. This Agreement may be terminated at any time without liability by either party and without the consent of the other, by giving 30 days advance written notice thereof.

                              SECTION 7.  NOTICES
                              -------------------

     Any notice hereunder shall be in writing and hand delivered or mailed, postage pre-paid, certified or registered mail, return receipt requested. Any notice that is mailed from the Company to the Executive shall be mailed to the address set forth above or to the most recent home address of the executive that is on file with the Company. The Executive shall promptly notify the Company of any change of address. Any notice that is mailed from the Executive to the Company shall be mailed to the Vice President, Human Resources, Harley-Davidson, Inc., 3700 West Juneau Avenue, Milwaukee, Wisconsin 53208.

                        SECTION 8.  ENTIRE UNDERSTANDING
                        --------------------------------

     This Agreement contains the entire understanding of the parties with regard to the subject matter, and the parties acknowledge that there are no representations, warranties or covenants of either party, express or implied, except as expressly set forth herein.

                           SECTION 9.  BINDING EFFECT
                           --------------------------

     This Agreement shall bind in benefit the parties hereto in their successors and assigns.

                             SECTION 10.  WAIVERS
                             --------------------

     The failure of either party to complain of any act or omission on the part of the other party or any waiver, express or implied, of any breach of any of the provisions of this Agreement, shall not be deemed a waiver of the party's right to complain of any subsequent act, omission or breach.

                           SECTION 11.  SEVERABILITY
                           -------------------------

     The invalidity of any provision of this Agreement, as determined by a court of competent jurisdiction, shall in no way affect any other provision of this Agreement as long as the performance by either party of its obligations under this Agreement is not eliminated by such determination.

                           SECTION 12.  RATIFICATION
                           -------------------------

     Nothing contained in this Agreement shall be construed as an employment agreement between Harley-Davidson, Inc. and the Executive. Therefore, nothing contained in the Plan or otherwise shall interfere with or limit in any respect whatsoever, the right of the Company or any subsidiary, branch, affiliate or division thereof to terminate the employment of any participant in this Plan, for any reason and at any time, nor confer upon any Plan participant any right to continue in the employ of the Company or any subsidiary, branch, affiliate or division thereof.

                        SECTION 13.  DUPLICATE ORIGINALS
                        --------------------------------

     This Agreement shall be executed in duplicate, and both copies of the Agreement shall be deemed originals.

                           SECTION 14.  GOVERNING LAW
                           --------------------------

     This Agreement shall be governed by and construed in accordance with the laws of the State of Wisconsin.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                                    Harley-Davidson, Inc.
                                    By:

                                    --------------------------------------------
                                    OFFICER/  TITLE



                                    --------------------------------------------
                                    EXECUTIVE

                                                          Exhibit 11

                             HARLEY-DAVIDSON, INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                              ASSUMING NO DILUTION
                                  (Unaudited)

                    (In thousands, except per share amounts)

                                                               Year Ended December 31,
                                                                1993      1992      1991
                                                            --------   -------   -------
 Computation of net income (loss)
 --------------------------------
 Income before extraordinary item and accounting changes    $ 18,443   $54,173   $36,972
 Extraordinary item, net of tax                                    -      (388)        -
 Accounting changes, net of tax                              (30,328)        -         -
                                                            --------   -------   -------
 Net income (loss) used in computing earnings
  per common share assuming no dilution                     $(11,885)  $53,785   $36,792
                                                            ========   =======   =======


 Weighted average common shares outstanding and shares
  used in computing earnings (loss) per common share
  assuming no dilution                                        37,950    35,889    35,580
                                                            ========   =======   =======

 Earnings (loss) per common share assuming no dilution:
  Income before extraordinary item and accounting changes   $    .49   $  1.51   $  1.04
  Extraordinary item, net of tax                                   -      (.01)        -
  Accounting changes, net of tax                                (.80)        -         -
                                                            --------   -------   -------
  Net income (loss)                                         $   (.31)  $  1.50   $  1.04
                                                            ========   =======   =======

                             HARLEY-DAVIDSON, INC.

                   COMPUTATION OF EARNINGS PER COMMON SHARE
                            ASSUMING FULL DILUTION
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                             Year Ended December 31,
                                                            1993       1992      1991
                                                            ----       ----      ----
Computation of net income (loss)
- ---------------------------------
Income before extraordinary item and accounting changes   $ 18,443   $54,173   $36,972
Interest expense on Harley-Davidson, Inc. 7 1/4%
  convertible subordinated debentures outstanding,
  net of tax                                                     -     1,538     1,691
                                                          --------   -------   -------
Income used in computing earnings per common share
  assuming full dilution before extraordinary item
  and accounting changes                                    18,443    55,711    38,663
Extraordinary item, net of tax                                   -      (388)        -
Accounting changes, net of tax                             (30,328)        -         -
                                                          --------   -------   -------
Net income (loss) used in computing earnings per
  common share assuming full dilution                     $(11,885)  $55,323   $38,663
                                                          ========   =======   =======


Computation of shares
- ---------------------
Weighted average common shares outstanding                  37,950    35,889    35,580
Incremental shares created assuming exercise at the
  beginning of the period of stock options outstanding
  at the end of the period using period-end market
  price when higher than average                                 -*      611       550
Shares issuable upon conversion of outstanding Harley-
  Davidson, Inc. 7 1/4% convertible subordinated
  debentures                                                     -     1,756     1,832
                                                            ------    ------    ------
Shares used in computing earnings (loss) per common
  share assuming full dilution                              37,950    38,256    37,962
                                                            ======    ======    ======

Earnings (loss) per common share assuming full dilution:
  Income before extraordinary item                           $ .49     $1.46     $1.02
  Extraordinary item, net of tax                                 -      (.01)        -
  Accounting changes, net of tax                              (.80)        -         -
                                                             -----     -----     -----
  Net income (loss)                                          $(.31)    $1.45     $1.02
                                                             =====     =====     =====

* Earnings (loss) per common share assuming full dilution generally includes the dilutive effect of outstanding stock options. During 1993, the effect of stock options had an antidilutive effect and, accordingly, was excluded from the calculations.

                                                                      Exhibit 22
                                                                      ----------


                             HARLEY-DAVIDSON, INC.

                                  SUBSIDIARIES

                                                      State/Country
                                                            of
      Name                                            Incorporation
      ----                                            -------------
  Harley-Davidson Transportation Co., Inc.            Delaware
  Harley-Davidson Foreign Sales Corporation           Barbados
  Cycom Business Systems, Inc.                        Ohio
  Harley-Davidson Holding Co., Inc.                   Delaware
    Harley-Davidson GmbH                              Germany
    Harley-Davidson Japan, KK                         Japan
    Harley-Davidson UK, Limited                       England
  Holiday Rambler Corporation                         Indiana
     Utilimaster Corporation                          Indiana
     Holiday Holding Corp.                            Texas
       Holiday World, Inc.                            Indiana
       Holiday World, Inc.                            Washington
       Holiday World, Inc.                            Texas
       Holiday World, Inc.                            Florida
       Holiday World, Inc.                            New Mexico
       Holiday World, Inc.                            Oregon
       Holiday World, Inc.                            California
       RV Holiday World, Inc.                         Massachusetts

                                                                    Exhibit  23



  Consent of Ernst & Young, Independent Auditors



  We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-33449, No. 33-35311, and No. 33-48581) pertaining to (a) the
  Harley-Davidson, Inc. 1986 Stock Option Plan and the Harley-Davidson, Inc. 1988 Stock Option Plan; (b) the Harley-Davidson, Inc. Thrift Incentive Plan for Salaried Employees, the Harley-Davidson, Inc. Thrift Incentive Plan for Milwaukee and Tomahawk Hourly Bargaining Unit Employees, and the Holiday Rambler Corporation Employees Retirement Plan; and (c) the Harley-Davidson, Inc. 1990 Stock Option Plan of our report dated January 28, 1994, with respect to the consolidated financial statements and schedules of Harley-Davidson, Inc. included in this Annual Report (Form 10-K) for the year ended
  December 31, 1993.



                                                                   ERNST & YOUNG

  Milwaukee, Wisconsin
  March 29, 1994