Form 10-Q
period 1994-03-27
HARLEY DAVIDSON INC
filed 1994-05-11
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 27, 1994
      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
   For the transition period from ____________________ to ____________________


Commission File Number 1-10793


                               Harley-Davidson, Inc.
               ------------------------------------------------------
               (Exact name of registrant as specified in its Charter)

          Wisconsin                                          39-1382325
- - -------------------------------                           ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin                  53208
- - ---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)


(Registrant's telephone number, including area code)  (414) 342-4680


                                     None
                  -----------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 8, 1994                38,095,176 Shares
                             HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                      For the Quarter Ended March 27, 1994




                                                                      Page
Part I.  Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations           3

             Condensed Consolidated Balance Sheets                     4

             Condensed Consolidated Statements of Cash Flows           5

             Notes to Condensed Consolidated Financial Statements      6-7


  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-11








Part II.  Other Information


  Item 1. Legal Proceedings                                            12


  Item 6. Exhibits and Reports on Form 8-K                             12

  Signatures                                                           13

                          PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Operations
                                    (Unaudited)
                     (In thousands, except per share amounts)


                                                          Three months ended
                                                         March 27,   March 28,
                                                           1994        1993

Sales                                                   $343,705     $269,585
Cost of goods sold                                       253,416      194,130
                                                        --------     --------
Gross profit                                              90,289       75,455

Selling, administrative and engineering
 expenses                                                 57,169       50,285
                                                        --------     --------
Income from operations                                    33,120       25,170

Interest expense - net                                      (311)        (481)
Other income - net                                         1,343          338
                                                        --------     --------
Income from operations before provision
 for income taxes and accounting changes                  34,152       25,027
Provision for income taxes                                13,320        9,886
                                                        --------     --------
Income before accounting changes                          20,832       15,141
Cumulative effect of accounting changes:
  Postretirement health care benefits,
    net of tax                                                 -      (32,124)
  Income taxes                                                 -        1,796
                                                        --------     --------
Net income (loss)                                       $ 20,832    ($ 15,187)
                                                        ========     ========
Weighted average common shares outstanding,
   assuming no dilution                                   38,073       37,901

Earnings (loss) per common share, assuming no dilution:
  Income before cumulative effect of accounting changes    $0.55        $0.40
 Cumulative effect of accounting changes:
  Postretirement benefits                                     -        (0.85)
  Income taxes                                                -         0.05
                                                          -----        -----
 Net income (loss)                                        $0.55       ($0.40)
                                                          =====       ======

Cash dividends per share                                  $0.06       $    -

                                   Harley-Davidson, Inc.
                          Condensed Consolidated Balance Sheets
                           (In thousands, except share amounts)
                                           ASSETS

                                              March 27,   Dec. 31,   March 28,
                                                1994       1993*       1993
                                             (Unaudited)            (Unaudited)
Current assets:
 Cash and cash equivalents                    $ 38,593   $ 77,709    $ 27,387
 Accounts receivable, net of allowance
  for doubtful accounts                        146,565     86,031     112,678
 Inventories (Note 2)                          147,097    140,151     121,569
 Deferred income taxes                          20,296     20,296      18,105
 Prepaid expenses                                7,882      9,571       9,131
                                               -------    -------     -------
  Total current assets                         360,433    333,758     288,870
Property, plant and equipment, net             204,916    205,768     181,048
Deferred income taxes                           11,676     11,676      10,306
Goodwill                                             -          -      55,907
Other assets                                    33,591     32,083      29,944
                                              --------   --------    --------
                                              $610,616   $583,285    $566,075
                                              ========   ========    ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                $ 23,985   $ 20,580    $ 16,336
 Current maturities of long-term debt              726        789       1,033
 Accounts payable                               55,366     56,350      57,379
 Accrued expenses and other liabilities        113,648    113,043     106,775
                                               -------    -------     -------
  Total current liabilities                    193,725    190,762     181,523

Postretirement health care benefits             56,356     54,999      51,481
Other long-term liabilities                     14,307     12,612      11,859

Contingencies (Note 3)

Stockholders' equity:
 Common stock                                      385        385         385
 Additional paid-in capital                    140,187    137,150     131,709
 Retained earnings                             207,960    189,410     190,663
 Cumulative foreign currency translation
  adjustment                                       599        186         895
                                              --------   --------    --------
                                               349,131    327,131     323,652
 Less treasury stock, at cost                   (1,582)    (1,583)     (1,024)
 Unearned compensation                          (1,321)      (636)     (1,416)
                                              --------   --------    --------
  Total stockholders' equity                   346,228    324,912     321,212
                                              --------   --------    --------
                                              $610,616   $583,285    $566,075
                                              ========   ========    ========
*Condensed from audited financial statements.
                                       Page 4
                                Harley-Davidson, Inc.
                  Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (In thousands)

                                                          Three months ended
                                                         March 27,   March 28,
                                                           1994        1993

Cash flows from operating activities:
 Net income (loss)                                        $20,832    ($15,187)
 Depreciation and amortization                              9,644       8,850
 Long-term employee benefits                                2,091      52,223
 Deferred income taxes                                          -     (22,333)
 Loss on disposal of long-term assets                          11          14
 Other                                                       (432)          -
Change in current assets and current liabilities:
  Accounts receivable                                     (60,534)    (19,500)
  Inventory                                                (6,946)    (19,398)
  Prepaid expenses                                          1,689         486
  Accounts payable and accrued liabilities                   (379)     11,886
                                                          -------     -------
Net cash used in operating activities                     (34,024)     (2,959)

Cash flows from investing activities:
 Purchase of property and equipment                        (8,748)     (5,326)
 Investment in Eagle Credit Corporation                         -     (10,000)
 Other - net                                                 (688)        755
                                                          -------     -------
Net cash used in investing activities                      (9,436)    (14,571)

Cash flows from financing activities:
 Increase (reduction) of long-term debt                       183        (267)
 Net increase in notes payable                              3,405         403
 Dividends paid                                            (2,282)          -
 Issuance of stock under employee stock plans               3,038         659
                                                          -------     -------
Net cash provided by financing activities                   4,344         795
                                                          -------     -------
Net decrease in cash and cash equivalents                 (39,116)    (16,735)

Cash and cash equivalents:
 At beginning of period                                    77,709      44,122
                                                          -------     -------
 At end of period                                         $38,593     $27,387
                                                          =======     =======
                                     Page 5PAGE

                           HARLEY-DAVIDSON, INC.
           Notes to Condensed Consolidated Financial Statements
                   (In thousands, except share amounts)


Note 1 - Basis of Presentation
The condensed interim consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 27, 1994 and March 28, 1993, and the results of operations for the three month periods then ended.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended
December 31, 1993.

Note 2 - Inventories
The Company values its inventories at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories consist of the following:

                                                March 27,  Dec. 31,  March 28,
                                                  1994       1993      1993
Components at the lower of cost, first-in,
 first-out (FIFO), or market:
   Raw material & work-in-process               $ 56,965  $ 54,155   $ 47,227
   Finished goods                                 69,068    66,865     56,469
   Parts & accessories                            37,888    35,366     32,765
                                                 163,921   156,386    136,461
Excess of FIFO over LIFO                          16,824    16,235     14,892
Inventories as reflected in the
 accompanying condensed consolidated
 balance sheets                                 $147,097  $140,151   $121,569

Note 3 - Contingencies
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources. The Company is currently pursuing cost recovery litigation against the Navy and believes that the Navy, by virtue of its ownership and operation of the Facility, will ultimately be responsible for a substantial portion of the environmental remediation costs at the Facility. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its investigation and remediation costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's estimate of the probable liability of the Navy, and the settlement agreement withMinstar, the Company estimates that it will incur approximately $4 million of additional remediation and related costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

Note 4 - Investments
The Company holds 49% investments in Eagle Credit Corporation (Eagle) and another investment. The Company accounts for these investments using the equity method. As of March 27, 1994, the Company's carrying value of its investment in these unconsolidated affiliates totaled $9.4 million which is included in the other assets classification in the accompanying condensed consolidated financial statements. The summarized information below represents an aggregation of the Company's unconsolidated affiliates.

                                                  Three months ended
                                                       March 27,
                                                         1994
                                                       --------
 Earnings data
   Revenue                                             $4,181
   Gross profit                                         3,331
   Operating income                                       882
   Net income                                             882

   Company's equity in net income                         432

                                                       March 27,
                                                         1994
                                                       --------
Balance sheet data
   Current assets                                     107,669
   Noncurrent assets                                    3,324
   Current liabilities                                (27,834)
   Noncurrent liabilities                             (81,014)


                                        Page 7PAGE

Item 2.                        HARLEY-DAVIDSON, INC.
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

          Results of Operations for the Three Months Ended March 27, 1994
                 Compared to the Three Months Ended March 28, 1993


                    Motorcycle Units and Consolidated Net Sales
       For the Three Month Periods Ended March 27, 1994  and March 28, 1993


                                                                 Incr.
                                                1994     1993   (Decr.)   %
                                              ------   ------   ------  ----
Motorcycle units                              23,056   19,502    3,554  18.2%

Net sales (in millions):
  Motorcycles                                 $209.1   $168.2    $40.9  24.3%
  Motorcycle Parts and Accessories              49.5     37.1     12.4  33.4
    Total Motorcycles and Related Products     258.6    205.3     53.3  25.9

  Recreational Vehicles                         59.3     46.0     13.3  29.0
  Commercial Vehicles                           22.8     15.2      7.6  50.0
  Other                                          3.0      3.1     (0.1) (3.2)
    Total Transportation Vehicles               85.1     64.3     20.8  32.4

Harley-Davidson, Inc. Consolidated Net Sales  $343.7   $269.6    $74.1  27.5%


The Company recorded record first quarter consolidated net sales. Both the Motorcycles and Related Products segment and the Transportation Vehicles segment contributed to the increase.

Net sales increases in the Motorcycles and Related Products segment were primarily volume related. Motorcycle unit shipments increased 18.2% over the first quarter of 1993 due to production increases (daily scheduled build rate of 345 during the first quarter of 1993 compared to 365 during the first quarter of 1994) and a decrease in motorcycle unit inventories compared to the end of the fourth quarter of 1993.

During the first quarter of 1994, motorcycle production met or exceed the scheduled 365 units per day build rate. Accordingly, the Company announced that it had increased the scheduled build rate to 380 units per day effective as of the beginning of the second quarter.

Despite the increase in unit production, demand for the Company's motorcycles continues to exceed supply. The Company's independent domestic dealers have reported customer orders on all remaining 1994 model year allocations and in some cases are reporting customer orders for all of their anticipated 1995 model year (production beginning in July, 1994) allocations.

The Parts and Accessories business revenues grew 33.4% compared to the first quarter of 1993, due primarily to the MotorClothes product line. The MotorClothes product line comprised approximately 35% of all revenues generated by the Parts and Accessories business during 1993 and is currently the fastest growing portion of the parts and accessories product line.

The Transportation Vehicles segment recorded strong revenue growth for the first quarter of 1994. The Recreational Vehicles division's revenue increases were generated by volume increases, primarily in the motorized "Class A" products. During the most recent six month period for which data is available (September 1993 - February 1994), the Recreational Vehicle division reported a 41.6% increase in Class A registrations compared to a 21.6% industry-wide increase during the same period. This higher increase was largely the result of new marketing and distribution initiatives implemented over the last year.

The Commercial Vehicles division also reported strong growth compared to the first quarter of 1993. First quarter revenues were enhanced by a substantial backlog at the close of 1993 that was carried into the first quarter of 1994. The Commercial Vehicle division reported that it was awarded a contract to manufacture 1,875 units of various configurations for Federal Express. This contract represents the largest contract in the division's history and is expected to generate revenues of approximately $20 million over the remainder of the year.


                           Consolidated Gross Profit
     For the Three Month Periods Ended March 27, 1994 and March 28, 1993
                             (Dollars in Millions)

                                                           Percent   Percent
                                                           of sales  of sales
                                      1994    1993  Change   1994      1993
                                      ----    ----  ------ --------  --------
Motorcycles and Related Products     $76.8   $63.9   $12.9   29.7%     31.1%
Transportation Vehicles               13.5    11.6     1.9   15.9      18.1
Consolidated Harley-Davidson, Inc.   $90.3   $75.5   $14.8   26.3%     28.0%



Consolidated gross profit increased $14.8 million (19.7%) compared to the first quarter of 1993. The Motorcycles and Related Products segment was responsible for a majority of the increase. The Motorcycles and Related Products segment's gross profit percentage decreased slightly compared to the first quarter of 1993. Several factors contributed to the change including, additional costs associated with progress on the reorganization and enhancements of the York, Pennsylvania and Wauwatosa, Wisconsin manufacturing facilities and overtime from weather related make-up days. The respective manufacturing facility reorganizations are a part of the Company's comprehensive three year manufacturing strategy announced during the third quarter of 1993.

The Transportation Vehicles segment also recorded a volume related increase in gross profit compared to the first quarter of 1993. The Recreational Vehicles division experienced a shift in product mix within the "Class A" products toward lower margin units, largely offsetting its volume related increases. The Commercial Vehicles division's gross profit percentage remained unchanged compared to the first quarter of 1993.
                                      Page 9PAGE

                         Consolidated Operating Expenses
       For the Three Month Periods Ended March 27, 1994 and March 28, 1993
                              (Dollars in Millions)


                                          1994   1993   Change    %
                                          ----   ----   ------  -----
Motorcycles and Related Products         $41.8  $36.4     $5.4  14.9%
Transportation Vehicles                   13.3   12.2      1.1   9.2
Corporate                                  2.1    1.7       .4  19.5
Consolidated Harley-Davidson, Inc.       $57.2  $50.3     $6.9  13.7%


Consolidated operating expenses increased 13.7% compared to the first quarter of 1993 and compared favorably to a consolidated revenue increase of 27.5%. Increases in the Motorcycles and Related Products segment were largely related to increased motorcycle and parts and accessories volumes. There were no significant areas of unusual expense increase during the period.

Operating expenses in the Recreational Vehicles division increased moderately compared to the first quarter of 1993. Increases in research and development costs and selling and promotional programs were partially offset by the reduction of goodwill amortization and lower product related costs compared to the first quarter of 1993. The reduction in goodwill amortization resulted from the goodwill writedown recorded by the Company during the fourth quarter of 1993. The Recreational Vehicles division has been investing heavily in research and development and has added engineering expertise to its workforce. The increased engineering costs and new marketing initiatives should have a long-term benefit, but will have a negative impact on current year earnings performance.

CONSOLIDATED INCOME TAXES
The Company's effective income tax rate for the first quarter of 1994 approximated 39.0% compared to 39.5% during the first quarter of 1993.

ENVIRONMENTAL
The Company's policy is to comply with applicable environmental laws and regulations. The Company has a compliance program in place to monitor, and report on, environmental issues. The Company is currently involved with its former parent (Minstar) and the U.S. Navy in cost recovery litigation surrounding the remediation of the Company's manufacturing facility in York, PA. The Company currently estimates that it will be responsible for approximately $4 million related to the remediation of the York facility. The Company has established reserves for this amount (refer to footnote 3 to the accompanying condensed consolidated financial statements).

Recurring costs associated with managing hazardous substances and pollution in on-going operations are not material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of environmental compliance. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 1994 will approximate $2 million.



           Liquidity and Capital Resources as of March 27, 1994

The Company reported negative cash flows from operating activities of approximately $34 million during the quarter compared to approximately
$3 million of negative cash flows during the first quarter of 1993. Cash flows from higher earnings compared to 1993 were offset primarily by increases in receivable and inventory balances. Motorcycles and Related Products segment receivable balances increased during the first quarter of 1994 as a result of volume increases in both motorcycles and parts and accessories. In addition, the Company generally experiences an increase in receivable balances during the first quarter as a result of their comparison to lower balances at the close of the fourth quarter that result from a normal holiday shut-down. Inventory increases occurred primarily in the Recreational Vehicles division where its wholly owned retail stores added approximately $6.5 million of additional inventory during the first quarter of 1994 in preparation for the spring selling season.

Investing activities utilized approximately $9.4 million during the first quarter of 1994. Capital expenditures amounted to $8.7 million and $5.3 million during the first quarters of 1994 and 1993, respectively. The Company anticipates 1994 capital expenditures will approximate $90 million. The
Company anticipates funding these expenditures with internally generated funds.

The Company currently has nominal levels of long-term debt and lines of credit of approximately $45 million. As of March 27, 1994, approximately $38 million of the lines of credit remained available.

On February 6, 1994, the Company's Board of Directors declared a cash dividend of $.06 per share payable February 28, 1994 to shareholders of record
February 14.

                                       Page 11PAGE

                          Part II - OTHER INFORMATION

                             HARLEY-DAVIDSON, INC.
                                   FORM 10-Q
                                March 27, 1994

Item 1.  Legal Proceedings
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 3 to the accompanying condensed consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K
        (a)  Exhibits
             None.

        (b)  Reports on Form 8-K
             None.









                                        Page 12PAGE

                            Part II - Other Information

                               HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                  March 27, 1994




                                    Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         HARLEY-DAVIDSON, INC.





   Date:    5/11/94                         /s/  James L. Ziemer
        ----------------                   -------------------------
                                           James L.  Ziemer
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)



            5/11/94                         /s/  James M. Brostowitz
         ---------------                   -------------------------
                                           James M. Brostowitz
                                           Vice President, Controller
                                           (Principal Accounting Officer) and
                                           Treasurer






                                       Page 13PAGE