Form 10-Q
period 1994-06-26
HARLEY DAVIDSON INC
filed 1994-08-09
CIK 793952

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             ------------------------------------------------
                           WASHINGTON, D.C.  20549


                                     FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 26, 1994
       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
     --------------     --------------


Commission File Number 1-9183



                             HARLEY-DAVIDSON, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its Charter)

          Wisconsin                                              39-1382325
- - -------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin                      53208
- - ----------------------------------------------                  -----------
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code)  (414) 342-4680
                                                      --------------


                                      None
                 -----------------------------------------
                  (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 1, 1994     38,115,762 Shares
                                                  ------------------

                              HARLEY-DAVIDSON, INC.

                                FORM 10-Q INDEX
                      FOR THE QUARTER ENDED JUNE 26, 1994




                                                                    Page
                                                                    ----
Part I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Income              3

            Condensed Consolidated Balance Sheets                    4

            Condensed Consolidated Statements of Cash Flows          5

            Notes to Condensed Consolidated Financial Statements     6-7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8-14








Part II.  Other Information


    Item 1. Legal Proceedings                                        15

    Item 4. Submission of Items to a Vote of Security Holders        15

    Item 6. Exhibits and Reports on Form 8-K                         15

    Signatures                                                       16

    Exhibit Index                                                    17

                         PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                      Three months ended   Six months ended
                                      ------------------   ----------------
                                      June 26,  June 27,   June 26,   June 27,
                                        1994      1993       1994       1993
                                      --------  --------  ---------  ---------
Sales                                $401,372   $334,378    $745,077  $603,963
Cost of goods sold                    288,013    243,525     541,429   437,655
                                      --------  --------    --------   --------
Gross profit                          113,359     90,853     203,648   166,308

Selling, administrative and
  engineering expenses                 64,724     50,788     121,893   101,073
                                      --------  --------    --------   --------
Income from operations                 48,635     40,065      81,755    65,235

Interest expense - net                    (56)      (261)       (367)     (742)
Other income - net                        617        352       1,960       690
                                      --------  --------    --------   --------
Income from operations before
  provision for income taxes
  and accounting changes               49,196     40,156      83,348    65,183
Provision for income taxes             14,594     16,361      27,914    26,247
                                      --------  --------    --------   --------

Income before accounting changes       34,602     23,795      55,434    38,936
Cumulative effect of accounting changes:
  Postretirement health care
    benefits, net of tax                    -          -           -   (32,124)
  Income taxes                              -          -           -     1,796
                                      --------  --------    --------   --------

Net income                           $ 34,602   $ 23,795    $ 55,434  $  8,608
                                     ========   ========    ========   ========

Weighted average common shares
  outstanding                          38,081     37,953      38,057    37,929

Earnings per common share:
  Income before cumulative effect of
    accounting changes                  $0.91      $0.63       $1.46     $1.03
  Cumulative effect of accounting
    changes:
      Postretirement health care
        benefits                            -          -           -     (0.85)
      Income taxes                          -          -           -      0.05
                                        -----      -----       -----      -----
  Net income                            $0.91      $0.63       $1.46     $0.23
                                        =====      =====       =====      =====

Cash dividends per share                $0.06      $0.06       $0.12     $0.06
                                        =====      =====       =====      =====

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                     ASSETS

                                            June 26,      Dec. 31,     June 27,
                                             1994           1993*       1993
                                           --------     --------      --------
                                          (Unaudited)               (Unaudited)
Current assets:
  Cash and cash equivalents                 $97,740      $ 77,709     $ 55,529
  Accounts receivable, net of allowance
    for doubtful accounts                   143,639        86,031      115,888
  Inventories (Note 2)                      141,610       140,151      119,640
  Deferred income taxes                      20,296        20,296       18,105
  Prepaid expenses                            7,624         9,571        8,611
                                            --------     --------      --------
    Total current assets                    410,909       333,758      317,773
Property, plant and equipment, net          212,592       205,768      183,916
Deferred income taxes                        16,276        11,676       10,306
Goodwill                                          -             -       55,116
Other assets                                 36,632        32,083       31,794
                                            --------     --------      --------
                                           $676,409      $583,285     $598,905
                                            ========     ========      ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $ 24,986      $ 20,580     $ 14,692
  Current maturities of long-term debt          573           789          921
  Accounts payable                           55,168        56,350       53,680
  Accrued expenses and other liabilities    142,067       113,043      121,767
                                            --------     --------      --------
    Total current liabilities               222,794       190,762      191,060

Postretirement health care benefits          57,653        54,999       52,633
Other long-term liabilities                  15,383        12,612       12,039

Contingencies (Note 3)

Stockholders' equity:
  Common stock                                  385           385          385
  Additional paid-in capital                140,467       137,150      132,283
  Retained earnings                         240,276       189,410      212,178
  Cumulative foreign currency translation
    adjustment                                1,203           186        1,011
                                            --------     --------      --------
                                            382,331       327,131      345,857
  Less treasury stock, at cost               (1,581)       (1,583)      (1,587)
  Unearned compensation                        (171)         (636)      (1,097)
                                            --------     --------      --------
    Total stockholders' equity              380,579       324,912      343,173
                                            --------     --------      --------
                                           $676,409      $583,285     $598,905
                                            ========     ========      ========
*Condensed from audited financial statements.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           Six months ended
                                                         -------------------
                                                           June 26,    June 27,
                                                             1994        1993
                                                           --------    --------

Cash flows from operating activities:
  Net income                                               $55,434     $ 8,608
  Depreciation and amortization                             17,595      17,601
  Long-term employee benefits                                4,864      53,971
  Deferred income taxes                                     (4,600)    (22,333)
  Change in current assets and current liabilities:
    Accounts receivable                                    (57,608)    (22,710)
    Inventory                                               (1,459)    (17,469)
    Prepaid expenses                                         1,947       1,006
    Accounts payable and accrued liabilities                27,842      20,871
                                                           -------     -------
Net cash provided by operating activities                   44,015      39,545

Cash flows from investing activities:
  Purchase of property and equipment                       (24,156)    (16,223)
  Investment in joint ventures                                   -     (10,350)
  Other - net                                               (2,810)        669
                                                           -------     -------
Net cash used in investing activities                      (26,966)    (27,092)

Cash flows from financing activities:
  Reduction of long-term debt                                 (175)       (476)
  Net increase (decrease) in notes payable                   4,406      (1,241)
  Dividends paid                                            (4,568)          -
  Issuance of stock under employee stock plans               3,319         671
                                                           -------     -------
Net cash provided by (used in) financing activities          2,982      (1,046)
                                                           -------     -------
Net increase in cash and cash equivalents                   20,031      11,407

Cash and cash equivalents:
    At beginning of period                                  77,709      44,122
                                                           -------     -------
    At end of period                                       $97,740     $55,529
                                                           =======     =======

                              HARLEY-DAVIDSON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION
The condensed interim consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 26, 1994 and June 27, 1993, and the results of operations for the three and six month periods then ended.

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

NOTE 2 - INVENTORIES
The Company values its inventories at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories consist of the following:

                                     June 26,    Dec. 31,   June 27,
                                       1994        1993       1993
                                     --------    --------   --------
Components at the lower of cost, first-in,
  first-out (FIFO), or market:
     Raw material & work-in-process   $ 51,007    $54,155    $ 46,291
     Finished goods                     68,012     66,865      55,426
     Parts & accessories                40,689     35,366      33,377
                                      --------    -------    --------
                                       159,708    156,386     135,094
Excess of FIFO over LIFO                18,098     16,235      15,454
                                      --------    -------    --------
Inventories as reflected in the
  accompanying condensed consolidated
  balance sheets                      $141,610   $140,151    $119,640
                                      ========   ========    ========
NOTE 3 - CONTINGENCIES
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources. The Company is currently pursuing cost recovery litigation against the Navy and believes that the Navy, by virtue of its ownership and operation of the Facility, will ultimately be responsible for a substantial portion of the environmental remediation costs at the Facility. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its investigation and remediation costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's estimate of the probable liability of the Navy, and the settlement agreement with Minstar, the Company estimates that it will incur approximately $4 million of additional remediation and related costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

NOTE 4 - INVESTMENTS
Company holds 49% investments in Eagle Credit Corporation (Eagle) and another investment. The Company accounts for these investments using the equity method. As of June 26, 1994, the Company's carrying value of its investment in these unconsolidated affiliates totaled $9.8 million which is included in the other assets classification in the accompanying condensed consolidated balance sheets. The summarized information below represents an aggregation of the Company's unconsolidated affiliates.

                                        Six months ended
                                            June 26,
                                              1994
                                        ----------------
   Earnings data:
        Revenue                              $9,337
        Gross profit/ net interest margin     7,898
        Operating income                      1,720
        Net income                            1,720

        Company's equity in net income          843

                                            June 26,
                                             1994
                                           --------
     Balance sheet data:
        Total assets                        $91,401
        Total liabilities                    69,307

ITEM 2.
                              HARLEY-DAVIDSON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 26, 1994
               COMPARED TO THE THREE MONTHS ENDED JUNE 27, 1993


                 MOTORCYCLE UNITS AND CONSOLIDATED NET SALES
    FOR THE THREE MONTH PERIODS ENDED JUNE 26, 1994 AND JUNE 27, 1993



                                                                  Incr
                                               1994      1993    (Decr)     %
                                             ------    ------   ------    ----
  Motorcycle units                           25,006    22,951    2,055     9.0%

  Net sales (in millions):
    Motorcycles                              $232.5    $205.3    $27.2    13.2%
    Motorcycle Parts and Accessories           64.4      51.6     12.8    24.8
                                              -----    ------    -----    ----
      Total Motorcycles and Related Products  296.9     256.9     40.0    15.6

    Recreational Vehicles                      74.9      51.2     23.7    46.1
    Commercial Vehicles                        26.3      23.0      3.3    14.3
    Other                                       3.3       3.3        -     2.7
                                              -----     -----    -----    ----
      Total Transportation Vehicles           104.5      77.5     27.0    34.9
                                              -----     -----    -----    ----
  Harley-Davidson, Inc. Consolidated
    Net Sales                                $401.4    $334.4    $67.0    20.0%
                                             ======    ======    =====    ====

The Company reported record consolidated net sales of $401.4 million during the second quarter of 1994, a $67.0 million (20.0%) increase over the second quarter of 1993. Both the Motorcycles and Related Products segment (the "Motorcycle segment") and the Transportation Vehicles segment contributed to the increase.

Net sales increases in the Motorcycle segment were primarily volume related. Motorcycle unit shipments increased 9.0% compared to the same quarter in 1993. The Motorcycle division met, and periodically exceeded, its 380 units-per-day production schedule throughout the second quarter. In addition, Motorcycle assembly operations worked three Saturdays and some daily overtime during the quarter to help satisfy strong demand in the marketplace.

While the Motorcycle division shipped 25,006 units during the quarter, similar results should not be projected to the final quarters of 1994. The Motorcycle division has fewer working days in the second half of the year, which includes
eleven of the year's thirteen holidays and a week of shut-down.   If production
continues at the scheduled rate of 380 units-per-day for the rest of the year, motorcycle production should approximate 93,000 units during 1994 (compared to 81,696 during 1993). The Motorcycle division remains on schedule and on budget to attain its goal of manufacturing at a rate of 425 units-per-day (100,000 units-per-year) sometime in 1996.

The Parts and Accessories division contributed approximately $12.8 million to the overall consolidated net sales increase. This change represents a 24.8% percent increase in parts and accessories net sales compared to the second quarter of 1993. The division recorded improvements in each of its major product categories.


The Transportation Vehicles segment recorded 1994 second quarter net sales of $104.5 million, a $27.0 million (34.9%) increase over the same period during 1993. The Recreational Vehicles division generated $23.7 million of the change primarily through volume increases. Higher priced "Class A" (motorized) units comprised a majority of the increase. The Company is pleased with this quarter's performance of the Recreational Vehicles division, but remains cautious pending customer acceptance of the 1995 models. New model introductions are scheduled for the division's dealer meeting at the end of August. The manufacturing phase-in of the new models begins in July and runs through October. Accordingly, many of the new models will not be available for shipment until the end of the third quarter.

The Commercial Vehicles division recorded a $3.3 million (14.3%) net sales increase over the second quarter of 1993. During the second quarter of 1994, the division reported that it had been awarded a contract to manufacture 550 walk-in vans for Frito-Lay beginning during the fourth quarter of 1994 and running into early 1995.



                          CONSOLIDATED GROSS PROFIT
     FOR THE THREE MONTH PERIODS ENDED JUNE 26, 1994  AND JUNE 27, 1993
                              (Dollars in Millions)


                                                              Percent   Percent
                                                             of sales  of sales
                                      1994     1993   Change    1994     1993
                                     -----    -----   ------  -------   -------
 Motorcycles and Related Products    $93.6    $79.2    $14.4    31.5%    30.8%
 Transportation Vehicles              19.8     11.7      8.1    18.9     15.1
                                     -----    -----    -----    ----     ----
 Consolidated Harley-Davidson, Inc. $113.4    $90.9    $22.5    28.2%    27.2%
                                    ======    =====    =====    ====     ====

Consolidated gross profit increased $22.5 million (24.8%) compared to the second quarter of 1993. Both segments contributed to the increase.

The Motorcycle segment contributed $14.4 million to the second quarter increase in consolidated gross profit related primarily to volume increases in motorcycle unit shipments and parts and accessories business. Compared to the second quarter of 1993, the segment's gross profit margin benefited from increased volume and favorable mix.

The Transportation Vehicles segment recorded an $8.1 million improvement in gross profit during the second quarter of 1994 compared to the same quarter in 1993. The Recreational Vehicles division was responsible for a majority of the increase, primarily on volume increases. The volume increases occurred primarily in the motorized Class A products resulting in a favorable shift in product mix (away from lower margin towable products) for the quarter.





                         CONSOLIDATED OPERATING EXPENSES
        FOR THE THREE MONTH PERIODS ENDED JUNE 26, 1994 AND JUNE 27, 1993
                              (Dollars in Millions)


                                                                      Percent
                                          1994      1993    Change    Change
                                         -----     -----    ------    ------
 Motorcycles and Related Products        $46.5     $37.6     $8.9     23.8%
 Transportation Vehicles                  15.0      11.4      3.6     31.7
 Corporate                                 3.2       1.8      1.4     74.8
                                         -----     -----    -----     ----
 Consolidated Harley-Davidson, Inc.      $64.7     $50.8    $13.9     27.4%
                                         =====     =====    =====     ====

Consolidated operating expenses increased $13.9 million (27.4%) over the second quarter of 1993.

Increases in the Motorcycle segment were primarily volume related. Other areas of increased spending included MotorClothes advertising costs, the VR Racing (road racing) program, and variable compensation.

The Transportation Vehicles segment recorded a $3.6 million (31.7%) increase in operating expenses during the second quarter of 1994 compared to the second quarter of 1993. Primary areas of increase included research and development costs and selling and promotional programs. The Recreational Vehicles division has been investing heavily in research and development and has added engineering expertise to its workforce. 1994 second quarter operating expense benefitted from the elimination of goodwill amortization ($.7 million during the second quarter of 1993) that resulted from the goodwill write-down recorded by the Company during the fourth quarter of 1993.


Consolidated income taxes
- - -------------------------
The Company's second quarter tax provision includes a one-time benefit of $4.6 million related to the legal reorganization and recapitalization of the Transportation Vehicles segment. Excluding this benefit, the Company's effective tax rate in the second quarter of 1994 would have been 39% compared to 40% for all of 1993.





















           RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 26, 1994
                 COMPARED TO THE SIX MONTHS ENDED JUNE 27, 1993


                  MOTORCYCLE UNITS AND CONSOLIDATED NET SALES
         FOR THE SIX MONTH PERIODS ENDED JUNE 26, 1994 AND JUNE 27, 1993


                                                                  Incr
                                               1994      1993    (Decr)    %
                                              -----     -----    -----    ----
  Motorcycle units                           48,062    42,453    5,609    13.2%

  Net sales (in millions):
    Motorcycles                              $441.6    $373.5    $68.1    18.2%
    Motorcycle Parts and Accessories          113.9      88.7     25.2    28.4
                                             ------    ------    -----    ----
      Total Motorcycles and Related Products  555.5     462.2     93.3    20.2

    Recreational Vehicles                     134.2      97.3     36.9    38.0
    Commercial Vehicles                        49.1      38.2     10.9    28.6
    Other                                       6.3       6.3        -       -
                                             ------    ------   ------    ----
      Total Transportation Vehicles           189.6     141.8     47.8    33.8
                                             ------    ------   ------    ----
  Harley-Davidson, Inc. Consolidated
    Net Sales                                $745.1    $604.0   $141.1    23.4%
                                             ======    ======   ======    ====

The Company reported record net sales for the first six months of $745.1 million, an increase of $141.1 million (23.4%) compared to the first six months of 1993. Net sales increases were generated by both the Motorcycle segment and the Transportation Vehicles segment.

Worldwide demand within the Motorcycle segment continues to outweigh supply. Dealer inventories of motorcycles in most major markets remain virtually non-existent. The most recent information available (through April) indicates a U.S. heavyweight (751+cc) market share of 59.8% compared to 63.6% for the same period in 1993. The decrease in market share is attributable to the division's capacity constraints in a growing market.

Parts and accessories net sales also exhibited strong growth during the first two quarters of 1994. Overall, net sales of parts and accessories increased 28.4% compared to the first six months of 1993. The MotorClothes product continues to be the fastest growing portion of the parts and accessories' product line, currently comprising approximately 35% of parts and accessories net sales.

The Transportation Vehicles segment recorded net sales of $189.6 million during the first six months of 1994, an increase of $47.8 million (33.8%) compared to the first six months of 1993. The Recreational Vehicles division generated the majority of the increase, primarily on volume increases. The most recent Class A market share information available (through April) indicates that industry registrations have increased 24% compared to registrations of the Recreational Vehicles division's products which are up 39.5% during the same period. Most of the volume increases were generated by the division's lower-end Endeavor and Vacationer models. The division has not seen the same result in its towable product registrations which are up 12.4% for the first four months of 1994 compared to industry registrations which are up 17.7%.

The Commercial Vehicles division recorded a $10.9 million (28.6%) increase in net sales during the first six months of 1994 compared to the same period in 1993. The division benefited from a 6% volume increase and a shift in mix to its higher priced walk-in units. A majority of the increase occurred during the first quarter which benefitted from a substantial backlog at the end of 1993. Industry wide demand for commercial vehicle chassis has resulted in major domestic chassis manufacturers putting their customers (including the Commercial Vehicles division) on an allocation system. The Commercial Vehicles division has recently experienced minor delays in the allocation of chassis as a result of these systems but does not currently anticipate significant delays during the remainder of the year.


                             CONSOLIDATED GROSS PROFIT
           FOR THE SIX MONTH PERIODS ENDED JUNE 26, 1994  AND JUNE 27, 1993
                              (Dollars in Millions)

                                                               Percent  Percent
                                                              of sales  of sales
                                       1994    1993    Change    1994     1993
                                       ----    ----    ------  -------  -------
 Motorcycles and Related Products    $170.4   $143.0    $27.4    30.7%   30.9%
 Transportation Vehicles               33.3     23.3     10.0    17.5    16.4
                                     ------   ------    -----    ----    ----
 Consolidated Harley-Davidson, Inc.  $203.7   $166.3    $37.4    27.3%   27.5%
                                     ======   ======    =====    ====    ====

Consolidated gross profit for the first six months of 1994 totaled $203.7 million, an increase of $37.4 million (22.5%) over the same period in 1993.

The Motorcycle segment reported a $27.4 million (19.1%) increase for the period. The segment's gross profit margin remained essentially unchanged at 30.7% for the period compared to the first six months of 1993. The margin benefitted from increased volume and a shift in product mix. These benefits were largely offset by weather related overtime during the first quarter and additional costs during both quarters associated with the reorganizations and enhancements of the Motorcycle segment's manufacturing facilities. The reorganizations and enhancements are part of the Company's three year manufacturing strategy announced during the third quarter of 1993.

The Transportation Vehicles segment recorded gross profit of $33.3 million during the first six months of 1994, an increase of $10.0 million (42.8%) compared to the first six months of 1993. The Recreational Vehicles division generated the majority of the increase, primarily on volume increases. The Commercial Vehicles division benefitted from an increase in volume and a shift in mix toward higher-margin walk-in units.











                         CONSOLIDATED OPERATING EXPENSES
         FOR THE SIX MONTH PERIODS ENDED JUNE 26, 1994 AND JUNE 27, 1993
                              (Dollars in Millions)

                                                                    Percent
                                          1994      1993   Change    Change
                                         -----     -----   ------   -------
 Motorcycles and Related Products        $88.3     $73.9    $14.4     19.4%
 Transportation Vehicles                  28.3      23.6      4.7     20.1
 Corporate                                 5.3       3.6      1.7     47.9
                                        ------    ------    -----     ----
 Consolidated Harley-Davidson, Inc.     $121.9    $101.1    $20.8     20.6%
                                        ======    ======    =====     ====

Consolidated Operating expenses of $121.9 million for the first six months of 1994 increased $20.8 million (20.6%) compared to the first six months of 1993. The Motorcycle segment generated the majority of the increase related primarily to volume increases. The Transportation Vehicles segment increase was generally the result of additional research and development and promotional programs as discussed earlier.

Consolidated income taxes
- - -------------------------
The Company's tax provision includes a one-time benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment. Excluding this benefit, the Company's effective tax rate would have been 39% compared to 40% for all of 1993.

Environmental
- - -------------
The Company's policy is to comply with applicable environmental laws and regulations. The Company has a compliance program in place to monitor, and report on, environmental issues. The Company is currently involved with its former parent (Minstar) and the U.S. Navy in cost recovery litigation surrounding the remediation of the Company's manufacturing facility in York, PA. The Company currently estimates that it will be responsible for approximately $4 million related to the remediation of the York facility. The Company has established reserves for this amount (refer to footnote 3 to the accompanying condensed consolidated financial statements).

Recurring costs associated with managing hazardous substances and pollution in on-going operations are not material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of environmental compliance. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/ pollutants during 1994 will approximate $2 million.







LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 26, 1994
- - ---------------------------------------------------

The Company generated $44.0 million of cash from operating activities during the first six months of 1994 compared to $39.5 million during the same period in 1993. Cash flow from higher earnings during the first two quarters of 1994 was largely offset by a net increase in working capital items, primarily accounts receivable. A majority of the increase in accounts receivable is the result of typical shipping patterns during the year. Accounts receivable as of the end of the second quarter of 1994 increased approximately 24% over the balance at the close of the second quarter of 1993. This increase is comparable to the 20% increase in net sales recorded during the second quarter of 1994 versus the similar period during 1993.

Investing activities utilized approximately $27.0 million during the first six months of 1994, compared to $27.1 million for the same period in 1993. Capital expenditures amounted to $24.2 million and $16.2 million during the first six months of 1994 and 1993, respectively. The Company anticipates 1994 capital expenditures will approximate $90-100 million. The Company anticipates funding these expenditures with internally generated funds.

The Company believes that available cash, cash flow from operations and existing lines of credit will be sufficient to meet its normal operating requirements.

The Company's Board of Directors declared two cash dividends during the first six months of 1994 including, most recently, a $.06 cash dividend declared on May 14, 1994 payable June 7, 1994 to shareholders of record May 24.

                             PART II OTHER INFORMATION

                               HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  JUNE 26, 1994

Item 1.  Legal Proceedings
- - --------------------------
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 3 to the accompanying condensed consolidated financial statements.

Item 4.  Submission of Items to a Vote of Security Holders
- - ----------------------------------------------------------

  (a)  The Company's Annual Meeting of Shareholders was held on May 14, 1994.

  (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 1997 by the vote indicated:
                                                                     Shares
                                                    Shares Voted  Withholding
                                                    in Favor of    Authority
                                                    ------------  -----------
           Vaughn L. Beals, Jr.                      31,816,420       99,008
           Donald A. James                           31,818,931       96,497
           James A. Norling                          31,803,997      111,431

  (c) Matters other than election of directors and approval of auditors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the note indicated.
                                                   Shares Voted
                                               --------------------
                                                   For      Against  Abstained
                                               ---------   --------- ---------
     Amendments to the Harley-Davidson, Inc.
       1986, 1988 and 1990 stock option plans  30,323,101  1,472,596   119,731

     Approval of the Harley-Davidson, Inc.
       Corporate Short-Term Incentive Plan     30,681,624  1,091,156   142,648

     Approval of the Harley-Davidson, Inc.
       restructuring of the motorcycle
       division*                               24,111,665    292,689   145,060

     * Broker non votes related to this matter totaled 7,366,014 shares.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
         (a)  Exhibits

         10.1 Harley-Davidson, Inc. 1986 Stock Option Plan (as amended)
         10.2 Harley-Davidson, Inc. 1988 Stock Option Plan (as amended)
         10.3 Harley-Davidson, Inc. 1990 Stock Option Plan (as amended)

         (b)  Reports on Form 8-K

         None.

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                    FORM 10-Q

                                  JUNE 26, 1994




                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HARLEY-DAVIDSON, INC.





      Date:  8/9/94                           /s/  James L. Ziemer
           ------------                       ------------------------
                                              James L.  Ziemer
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer)


             8/9/94                           /s/  James M. Brostowitz
           ------------                       ------------------------
                                              James M. Brostowitz
                                              Vice President, Controller
                                              (Principal Accounting Officer)
                                              and Treasurer

                                  EXHIBIT INDEX




Exhibit No.   Description                                 Page
- - -----------   -----------                                 ----



    10.1     Harley-Davidson, Inc. 1986 Stock
                Option Plan (as amended).                  18

    10.2     Harley-Davidson, Inc. 1988 Stock
                Option Plan (as amended).                  25

    10.3     Harley-Davidson, Inc. 1990 Stock
                Option Plan (as amended).                  32