Form 10-Q
period 1994-09-25
HARLEY DAVIDSON INC
filed 1994-11-09
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 25, 1994
                or
   (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from ______________ to ______________


                         Commission File Number 1-10793

                              Harley-Davidson, Inc.
             (Exact name of registrant as specified in its Charter)

           Wisconsin                                           39-1382325
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)
   Identification No.)


   3700 West Juneau Avenue, Milwaukee, Wisconsin                      53208
    (Address of principal executive offices)                       (Zip Code)

                                 (414) 342-4680
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
   No  ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of November 1, 1994:      76,294,901 Shares

                               Page 1 of 27 Pages
                           Exhibit index is on page 17

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                    For the Quarter Ended September 25, 1994




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

                         PART I - FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements


                                                       Harley-Davidson, Inc.
                                            Condensed Consolidated Statements of Income
                                                            (Unaudited)
                                             (In thousands, except per share amounts)

                                                      Three months ended               Nine months ended
                                                    Sept. 25,      Sept. 26,        Sept 25,        Sept 26,
                                                      1994            1993            1994            1993

   Sales                                            $384,026        $284,376       $1,129,103       $888,339
   Cost of goods sold                                277,514         208,201          818,943        645,856
                                                    --------       ---------        ---------        -------
   Gross profit                                      106,512          76,175          310,160        242,483
   Selling, administrative and engineering
     expenses                                         68,745          48,320          190,638        149,393
                                                     -------         -------          -------        -------
   Income from operations                             37,767          27,855          119,522         93,090
   Interest expense - net                                137             (73)            (230)          (815)
   Other expense - net                                    61            (696)           2,021             (6)
                                                     -------        --------          -------        -------
   Income from operations before provision
     for income taxes, extraordinary item,
     and accounting changes                           37,965          27,086          121,313         92,269
   Provision for income taxes                         14,192          10,661           42,106         36,908
                                                     -------        --------         --------       --------
   Income before accounting changes                   23,773          16,425           79,207         55,361
   Cumulative effect of accounting changes:
    Postretirement benefits other than
     pensions, net of tax                                  -               -                -        (32,124)
    Income taxes                                           -               -                -          1,796
                                                     -------        --------        ---------       --------
   Net income                                       $ 23,773        $ 16,425       $   79,207       $ 25,033
                                                     =======         =======        =========       ========

   Weighted average common shares outstanding,
     assuming no dilution                             76,249          75,936           76,160         75,884

   Earnings per common share, assuming no
    dilution:
     Income before cumulative effect of
       accounting changes                              $0.31           $0.22            $1.04          $0.73
     Cumulative effect of accounting changes:
       Post-retirement benefits, net of tax                -               -                -          (0.42)
       Income taxes                                        -               -                -           0.02
                                                      ------          ------           ------         ------
     Net income                                        $0.31           $0.22            $1.04          $0.33
                                                      ======          ======           ======         ======
     Cash dividends per share                          $0.04           $0.03            $0.10          $0.06
                                                      ======          ======           ======         ======

                                                       Harley-Davidson, Inc.
                                               Condensed Consolidated Balance Sheets
                                                          (In thousands)

                                                              ASSETS
                                                    Sept. 25,         Dec. 31,<F1>      Sept. 26,
                                                      1994             1993                1993
                                                  (Unaudited)                          (Unaudited)

   Current assets:
      Cash and cash equivalents                     $ 63,293         $ 77,709           $ 49,836
      Accounts receivable, net of allowance
        for doubtful accounts                        156,754           86,031            110,059
      Inventories (Note 2)                           159,473          140,151            138,293
      Deferred income taxes                           20,296           20,296             18,105
      Prepaid expenses                                 8,261            9,571              8,879
                                                    --------         ---------          ---------
        Total current assets                         408,077          333,758            325,172
   Property, plant and equipment, net                228,339          205,768            190,390
   Deferred income taxes                              16,276           11,676             10,306
   Goodwill                                                -                -             54,318
   Other assets                                       43,393           32,083             31,534
                                                   ---------        ---------          ---------
                                                    $696,085         $583,285           $611,720
                                                   =========        =========           ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Notes payable                                  15,103            20,580           $ 13,450
      Current maturities of long-term debt              433               789                497
      Accounts payable                               64,083            56,350             64,320
      Accrued expenses and other liabilities        133,015           113,043            104,847
                                                    -------          --------           --------
        Total current liabilities                   212,634           190,762            183,114

   Postretirement benefits                           58,985            54,999             53,953
   Other long-term liabilities                       22,230            12,612             12,129

   Contingencies (Note 3)

   Stockholders' equity:
      Common stock                                      771               385                385
      Additional paid-in capital                    141,565           137,150            134,545
      Retained earnings                             260,997           189,410            228,603
      Cumulative foreign currency
       translation ajustment                          1,500               186              1,453
                                                    -------          --------           --------
                                                    404,833           327,131            364,986
      Less treasury stock, at cost                   (1,581)           (1,583)            (1,584)
      Unearned compensation                          (1,016)             (636)              (878)
                                                   --------          --------           --------
        Total stockholders' equity                  402,236           324,912            362,524
                                                   --------          --------           ---------
                                                   $696,085          $583,285           $611,720
                                                   ========          ========           ========

   <F1>Condensed from audited financial statements.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)


                                                      Nine months ended
                                                    Sept. 25,       Sept. 26,
                                                      1994            1993

   Cash flows from operating activities:
      Net income                                     $79,207       $25,033
      Depreciation and amortization                   26,846        25,974
      Long-term employee benefits                      5,661        55,717
      Deferred income taxes                           (4,600)      (22,333)
      Other                                              162           454
      Change in current assets and
         current liabilities:
       Accounts receivable                           (70,723)      (16,881)
       Inventory                                     (19,322)      (36,122)
       Prepaid expenses                                1,310           738
       Accounts payable and accrued liabilities       27,705        16,871
                                                     -------       -------
   Net cash provided by operating activities          46,246        49,451

   Cash flows from investing activities:
      Purchase of property and equipment             (49,090)      (30,712)
      Investments in joint ventures                        0       (10,350)
      Other - net                                     (3,076)          169
                                                     -------      --------
   Net cash used in investing activities             (52,166)      (40,893)

   Cash flows from financing activities:
      Reductions of long-term debt                      (328)       (1,017)
      Net decrease in notes payable                   (5,477)       (2,483)
      Dividends paid                                  (7,620)       (2,280)
      Issuance of stock under employee
       stock plans                                     4,929         2,936
                                                     -------        ------
   Net cash used in by financing activities           (8,496)       (2,844)
                                                     -------        ------
   Net increase (decrease) in cash and cash
    equivalents                                      (14,416)        5,714

   Cash and cash equivalents:
      At beginning of period                          77,709        44,122
                                                     -------       -------
      At end of period                               $63,293       $49,836
                                                     =======       =======

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                      (In thousands, except share amounts)

   Note 1 - Basis of Presentation
   ------------------------------
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the Company) without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 25, 1994 and September 26, 1993, and the results of operations for the three and nine month periods then ended.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

   On August 17, 1994, The Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on August 29, 1994, payable on September 12, 1994. Stock options agreements, have been adjusted to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares, except shares authorized, have been adjusted to reflect the stock split on a retroactive basis.


   Note 2 - Inventories
   --------------------
   The Company values its inventories at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories consist of the following:

                                         Sept. 25,    Dec. 31,  Sept. 26,
                                            1994        1993       1993
   Components at the lower of cost,
    first-in, first-out, (FIFO),
    or market:
       Raw material & work-in-process    $ 60,910    $ 54,155     $ 58,474
       Finished goods                      68,607      66,865       59,112
       Parts & accessories                 49,069      35,366       36,763
                                          -------     -------      -------
                                          178,586     156,386      154,349
   Excess of FIFO over LIFO                19,113      16,235       16,056
                                          -------    --------     --------
   Inventories as reflected in the
     accompanying condensed
     consolidated balance sheets         $159,473    $140,151     $138,293
                                          =======     =======      =======

   Note 3 - Contingencies
   -----------------------
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources. The Company is currently pursuing cost recovery litigation against the Navy and believes that the Navy, by virtue of its ownership and operation of the Facility, will ultimately be responsible for a substantial portion of the environmental remediation costs at the Facility. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its investigation and remediation costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's estimate of the probable liability of the Navy, and the settlement agreement with Minstar, the Company estimates that it will incur approximately $4 million of additional remediation and related costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations for the Three Months Ended September 25, 1994
            Compared to the Three Months Ended September 26, 1993

                   Motorcycle Units and Consolidated Net Sales
              For the Three Month Periods Ended September 25, 1994
                              and September 26, 1993

                                                             Incr
                                          1994      1993    (Decr)       %

    Motorcycle units                    22,503    17,963    4,540      25.3%

    Net sales (in millions):
      Motorcycles                       $213.6    $161.7     $51.9     32.1%
      Motorcycle Parts and
       Accessories                        78.3      59.1      19.2     32.5
        Total Motorcycles and
          Related Products               291.9     220.8      71.1     32.2

      Recreational Vehicles               68.0      43.7      24.3     55.5

      Commercial Vehicles                 20.8      16.8       4.0     24.0

      Other                                3.3       3.1        .2      7.0
        Total Transportation
          Vehicles                        92.1      63.6      28.5     44.9

    Harley-Davidson, Inc.
     Consolidated Net Sales             $384.0    $284.4     $99.6     35.0%

   The Company reported third quarter consolidated net sales of $384.0 million, a $99.6 million (35.0%) increase over the same quarter in 1993. Both the Motorcycles and Related Products segment (the Motorcycle segment) and the Transportation Vehicles segment contributed to the increase.

   The Motorcycle segment's third quarter net sales increased 32.2% on approximately 32% increases in both motorcycle unit and parts and accessories sales. Motorcycle unit shipments increased 25.3% over the same quarter in 1993, primarily as the result of a higher production rate during the third quarter of 1994 ( 380 units-per-day) compared to the third quarter of 1993 (365 units-per-day). The third quarter of 1994 also benefitted from three additional work days, compared to the same quarter in 1993.

   The Motorcycle division recently announced that it would increase its daily production rate to 395 motorcycle units per day early in the fourth quarter. Although scheduled daily motorcycle production rates are ahead of plan, this does not necessarily indicate that the Company is significantly ahead of its plan to attain a daily production rate of 425 units per day (100,000 units per year) sometime in 1996.

   The Parts and Accessories division recorded a 32.5% increase in net sales during the third quarter of 1994 compared to the same quarter in 1993. A portion of the increase reflects an improvement in the timing of shipments, over the prior year, for orders received in July at the Motorcycle segment's annual dealer show.

   The Transportation Vehicles segment recorded 1994 third quarter net sales of $92.1 million, a $28.5 million (44.8%) increase over the same period during 1993. The Recreational Vehicles division generated $24.3 million of the change primarily through volume increases. Higher priced "Class A" (motorized) units comprised a majority of the increase. The Company continues to be pleased with the performance of the Recreational Vehicles division, but remains cautious pending customer reaction to the 1995 models introduced at the Recreational Vehicles division's dealer meeting at the end of August. The 1995 model introductions represent the largest new model launch in recent history.The manufacturing phase-in of the new models began in July and runs through November. Accordingly, many of the new models were not available for shipment until the end of the third quarter or early in the fourth quarter.

   The Commercial Vehicles division recorded third quarter net sales of $20.8 million, a $4.0 million (24.0%) increase over the third quarter of 1993. The division was awarded two large contracts during the third quarter totaling $17.6 million. Production under these contracts is expected to occur during the first and second quarters of 1995.


                            Consolidated Gross Profit
              For the Three Month Periods Ended September 25, 1994
                              and September 26, 1993
                              (Dollars in Millions)
                                                            Gross     Gross
                                                           Profit    Profit
                           Dollars    Dollars              Percent   Percent
                             1994       1993    Change      1994      1993

   Motorcycles and
    Related Products         $90.3      $66.7   $23.6        30.9%     30.2%
   Transportation
    Vehicles                  16.2        9.5     6.7        17.6      14.9
   Consolidated Harley-
    Davidson, Inc.          $106.5      $76.2   $30.3        27.7%     26.8%

   The Company recorded consolidated third quarter gross profit of $106.5 million, a $30.3 million (39.8%) increase.

   The Motorcycle segment contributed $23.6 million to the third quarter increase in consolidated gross profit related primarily to volume increases in motorcycle unit shipments and parts and accessories business.

   The Transportation Vehicles segment recorded a $6.7 million improvement in gross profit during the third quarter of 1994 compared to the same quarter in 1993. The Recreational Vehicles division was responsible for a majority of this improvement, which relates primarily to volume increases. Third quarter volume increases occurred primarily in the motorized Class A products resulting in a favorable shift in product mix (away from lower margin towable products).

                         Consolidated Operating Expenses
              For the Three Month Periods Ended September 25, 1994
                             and September 26, 1993
                              (Dollars in Millions)

                          Dollars    Dollars            Percent
                           1994        1993   Change    Change
   Motorcycles and
    Related Products       $52.5      $35.5    $17.0     47.8%
   Transportation
    Vehicles                14.1       11.6      2.5     21.4
   Corporate                 2.1        1.2      0.9     79.9
   Consolidated Harley-
    Davidson, Inc.         $68.7      $48.3    $20.4     42.3%

   Consolidated operating expenses increased $20.4 million (42.3%) over the third quarter of 1993, primarily in the Motorcycle segment.

   Increases in the Motorcycle segment were primarily volume related. Specific areas of increase beyond general volume related spending included product warranty and liability, variable compensation, MotorClothes advertising costs, and the VR Racing (road racing) program.

   The Transportation Vehicles segment recorded a $2.5 million (21.4%) increase in operating expenses during the third quarter of 1994 compared to the third quarter of 1993. The primary area of increase was selling and promotional programs. 1994 third quarter operating expense benefitted from the elimination of goodwill amortization ($.7 million during the third quarter of 1993) that resulted from the goodwill write-down recorded by the Company during the fourth quarter of 1993.

       Results of Operations for the Nine Months Ended September 25, 1994
              Compared to the Nine Months Ended September 26, 1993

                   Motorcycle Units and Consolidated Net Sales
   For the Nine Month Periods Ended September 25, 1994 and September 26, 1993


                                                    Incr
                                   1994     1993   (Decr)     %

    Motorcycle units             70,565   60,416   10,149   16.8%

    Net sales (in
     millions):
      Motorcycles                $655.1   $535.2   $119.9   22.4%
      Motorcycle Parts
       and Accessories            192.3    147.8     44.5   30.1
        Total Motorcycles
       and Related Products       847.4    683.0    164.4   24.1
      Recreational
       Vehicles                   202.2    140.9     61.3   43.4
      Commercial Vehicles          69.9     55.0     14.9   27.2
      Other                         9.6      9.4      0.2    2.2
        Total Transportation
        Vehicles                  281.7    205.3     76.4   37.2
    Harley-Davidson, Inc.
     Consolidated Net Sales    $1,129.1   $888.3   $240.8   27.1%


   The Company reported record nine month consolidated net sales results of $1.1 billion compared to $888.3 million during the same period in 1993. The Motorcycle segment and the Transportation Vehicles segment both contributed to the net sales improvement.

   The Motorcycle segment recorded net sales of $847.4 million during the first nine months of 1994 compared to $683.0 million during the same period in 1993. Worldwide demand for the Company's motorcycles continues to outweigh supply. Dealer inventories of motorcycles in most major markets remain virtually non-existent. The most recent information available (through August) indicates a U.S. heavyweight (751+cc) market share of 53.7% compared to 56.1% for the same period in 1993. The decrease in market share is attributable to the Motorcycle division's capacity constraints in a growing market. As mentioned earlier, the Motorcycle division increased its daily motorcycle unit production rate to 395 units early in the fourth quarter of 1994. Including this most recent increase, the Motorcycle division has increased its daily motorcycle production rate by over 40% since the beginning of 1992.

   Parts and accessories net sales also exhibited strong growth during the first three quarters of 1994. Overall, net sales of parts and accessories increased 30.1% compared to the first nine months of 1993. The MotorClothes products continue to be the fastest growing portion of the parts and accessories' product lines, currently comprising approximately 35% of parts and accessories net sales.

   The Transportation Vehicles segment recorded net sales of $281.7 million during the first nine months of 1994, an increase of $76.4 million (37.2%) compared to the first nine months of 1993. The Recreational Vehicles division generated the majority of the increase, primarily through volume increases. The most recent Class A market share information available (through July) indicates that industry registrations have increased 21.3% compared to registrations of the Recreational Vehicles division's products which are up 43.8% during the same period. Most of the volume increases were generated by the division's lower-end Class A Endeavor and Vacationer models. The division has not seen the same result in its towable product registrations, which are up 14.5% for the first seven months of 1994, compared to industry registrations, which are up 19.9%.

   The Commercial Vehicles division generated net sales of $69.9 million during the first three quarters of 1994, a $14.9 million (27.2%) increase over the same period in 1993. The division benefitted from a 9.1% volume increase and a shift in mix toward higher priced walk-in units.

                            Consolidated Gross Profit
   For the Nine Month Periods Ended September 25, 1994 and September 26, 1993
                              (Dollars in Millions)

                                                          Gross     Gross
                                                          Profit    Profit
                         Dollars    Dollars               Percent   Percent
                           1994      1993      Change      1994      1993

   Motorcycles and
    Related Products       $260.7    $209.7     $51.0       30.8%    30.7%

   Transportation
    Vehicles                 49.4      32.8      16.6      17.6     16.0

   Consolidated Harley-
    Davidson, Inc.         $310.1    $242.5     $67.6       27.5%    27.3%

   The Company recorded consolidated gross profit of $310.1 million during the first nine months of 1994, an increase of $67.6 million (27.9%).

   The Motorcycle segment reported a $51.0 million (24.3%) increase for the period. The segment's gross profit percentage remained virtually unchanged at 30.8% for the period compared to the first nine months of 1993. This margin stability occurred despite weather related overtime during the first quarter of 1994 and additional costs throughout all of 1994 associated with the reorganizations and enhancements of the Motorcycle segment's manufacturing facilities. The reorganizations and enhancements are part of the Company's three year manufacturing strategy announced during the third quarter of 1993.

   The Transportation Vehicles segment recorded gross profit of $49.4 million during the first six months of 1994, an increase of $16.6 million (50.8%) compared to the first nine months of 1993. The Recreational Vehicles division generated the majority of the increase, primarily through volume increases. The Commercial Vehicles division benefitted from an increase in volume and a shift in mix toward higher-margin walk-in units.

                         Consolidated Operating Expenses
   For the Nine Month Periods Ended September 25, 1994 and September 26, 1993
                              (Dollars in Millions)

                              Dollars  Dollars             Percent
                                1994     1993    Change    Change
   Motorcycles and
    Related Products           $140.8   $109.4    $31.4      28.7%
   Transportation
    Vehicles                     42.4     35.2      7.2      20.5
   Corporate                      7.4      4.8      2.6      55.8
   Consolidated Harley-
    Davidson, Inc.             $190.6   $149.4    $41.2      27.6%


   Consolidated Operating expenses of $190.6 million for the first nine months of 1994 increased $41.2 million (27.6%) compared to the first nine months of 1993. The Motorcycle segment generated the majority of the increase.

   The Motorcycle segment recorded a $31.4 million (28.7%) increase in operating expenses related primarily to volume increases. Other areas of increase include product warranty, product liability and the VR Racing (road racing) program.

   The Transportation Vehicles segment increase was generally the result of additional research and development and promotional programs. The Recreational Vehicles division has been investing in research and development and has added engineering expertise to its workforce in an effort to update its current product lines. 1994 operating expense benefitted from the elimination of approximately $2 million of goodwill amortization related to the write-off of goodwill in the fourth quarter of 1993.

   Consolidated income taxes
   --------------------------
   The Company's 1994 tax provision includes a one-time benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment which resulted in an effective tax rate for the first nine months of 1994 of 34.7%. Excluding this benefit, the Company's effective tax rate would have been approximately 38.5% compared to 40% for all of 1993.

   Environmental
   -------------
   The Company's policy is to comply with applicable environmental laws and regulations. The Company has a compliance program in place to monitor, and report on, environmental issues. The Company is currently involved with its former parent (Minstar) and the U.S. Navy in cost recovery litigation surrounding the remediation of the Company's manufacturing facility in York, PA. The Company currently estimates that it will be responsible for approximately $4 million related to the remediation of the York facility. The Company has established reserves for this amount (refer to footnote 3 to the accompanying condensed consolidated financial statements).

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



                              Harley-Davidson, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


            Liquidity and Capital Resources as of September 25, 1994

   Liquidity and Capital Resources as of September 25, 1994
   --------------------------------------------------------
   The Company generated $46.2 million of cash from operating activities during the first nine months of 1994 compared to $49.5 million during the same period in 1993. Cash flow from higher earnings during the first nine months of 1994 was largely offset by a net increase in working capital items, primarily accounts receivable. A majority of the increase in accounts receivable is the result of typical shipping patterns during the year. Accounts receivable as of the end of the third quarter of 1994 increased approximately 42% over the balance at the close of the third quarter of 1993. This increase is the result of a 27% increase in consolidated revenues and additional foreign receivables which generally have longer terms. Additionally, during August, 1994, the Motorcycle segment discontinued the practice of granting a 2% cash discount on domestic parts and accessories sales. This change has resulted in the slower collection of domestic parts and accessories balances.

   Investing activities utilized approximately $52.2 million during the first nine months of 1994, compared to $40.9 million for the same period in 1993. Capital expenditures amounted to $49.1 million and $30.7 million during the first nine months of 1994 and 1993, respectively. The Company anticipates 1994 capital expenditures will approximate $75-85 million. The Company anticipates funding these expenditures with internally generated funds.

   The Company believes that available cash, cash flow from operations and existing lines of credit will be sufficient to meet its normal operating requirements.

   The Company's Board of Directors declared three cash dividends during the first nine months of 1994 including, most recently, a $.08 ($.04 on a post-split basis) cash dividend declared on August 17, 1994, paid September 12, 1994 to shareholders of record on August 29.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 25, 1994

   Item 1.  Legal Proceedings
   --------------------------
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania motorcycle production facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar Corporation), from whom the Company was purchased in 1981. The Company has been investigating environmental contamination at certain areas of the Facility in conjunction with the Pennsylvania Department of Environmental Resources and believes it will be required to investigate further and remediate contamination at these areas, and possibly at other areas, of the Facility. Although considerable uncertainty remains over the nature and scope of environmental remediation that will ultimately be required at the Facility, based on the information currently available to the Company, the Company does not believe its potential liability relating to this matter will have a material effect on the Company's financial condition. In addition, the Company has continued to litigate against the Navy and Minstar/AMF over the extent of their liability to the Company for this matter. While ultimate shares of responsibility have not yet been established, the Company believes that the Navy and Minstar/AMF will be liable for a substantial portion of the on-going investigation and future cleanup of the Facility.



   Item 6.  Exhibits and Reports on Form 8-K
            (a)     Exhibits
             3.1    Bylaws of the Registrant
             27     Financial Data Schedules

            (b)  Reports on Form 8-K
            None

                                                  Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                  Form 10-Q

                               September 25, 1994




                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HARLEY-DAVIDSON, INC.





   Date:   November 8, 1994    /s/  James L. Ziemer
                               James L.  Ziemer
                               Vice President and Chief Financial
                               Officer (Principal Financial Officer)


           November 8, 1994    /s/  James M. Brostowitz
                               James M. Brostowitz
                               Vice President, Controller (Principal
                               Accounting Officer) and Treasurer

                                  Exhibit Index


   Exhibit No.   Description                                             Page

       3         Bylaws of the Registrant                                 18-

       27        Financial Data Schedules                                ____