Form 10-K
HARLEY DAVIDSON INC
filed 1995-03-30
CIK 793952

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: DECEMBER 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to ________________


Commission file number 1-9183
                       ------



                             HARLEY-DAVIDSON, INC.
             (Exact name of registrant as specified in its charter)

                WISCONSIN                              39-1382325
        (State of organization)           (I.R.S. Employer Identification No.)

            3700 WEST JUNEAU AVENUE,
              MILWAUKEE, WISCONSIN                         53208
  (Address of principal executive offices)              (Zip code)

Registrant's telephone number:  (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
         Title of each class                            on which registered
--------------------------------------             ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 21, 1995: $1,689,758,527.

Number of shares of the registrant's common stock outstanding at March 21, 1995:
                               74,739,769 shares.

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 6, 1995.

================================================================================

                                      PART I
  ITEM 1. BUSINESS
  ------- --------
  SUMMARY
  -------

  Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson Motorcycle Business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, Harley-Davidson, Inc. (the "Company") includes all of its subsidiaries and other wholly owned affiliates. The Company operates in two segments: Motorcycles and Related Products and Transportation Vehicles.

  The Motorcycles and Related Products ("Motorcycles") segment consists primarily of the Company's wholly owned subsidiary H-D Michigan, Inc. and its wholly owned subsidiary Harley-Davidson Motor Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 751cc or above) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company generally holds much smaller market shares in international markets.

  The Transportation Vehicles ("Holiday Rambler") segment consists of the Company's wholly owned affiliate Holiday Rambler LLC (formerly Holiday Rambler Corporation) and its Holiday World(R) store affiliates. Holiday Rambler manufactures recreational vehicles, principally motorhomes and travel trailers, and specialized commercial vehicles. Holiday Rambler was acquired by the Company in December 1986. Holiday Rambler's Recreational Vehicles division competes primarily in the mid to premium price segment of the recreational vehicle market. Holiday Rambler's commercial vehicles (marketed under the Utilimaster/(R)/ brand name), which include walk-in vans and parcel delivery trucks, are built for a diverse range of specialized commercial uses. Holiday Rambler's Commercial Vehicles division is one of a small number of commercial vehicle manufacturers with the resources to satisfy the volume requirements and specialized needs of fleet customers.

  Revenue, operating income (loss) and identifiable assets attributable to each of the Company's segments are as follows (in thousands):

                             Motorcycles
                             and Related   Transportation
                              Products        Vehicles      Corporate
                             -----------  ----------------  ----------
  1994
  ----
  Revenue                     $1,158,887        $382,909      $     -
  Operating income (loss)        163,510           6,745       (9,948)
  Identifiable assets            502,267         165,533       71,415

  1993
  ----
  Revenue                     $  933,262        $284,166      $     -
  Operating income (loss)        136,217         (59,533)*     (6,878)
  Identifiable assets            367,794         134,699       80,792

  1992
  ----
  Revenue                     $  822,929        $282,355      $     -
  Operating income (loss)        102,300           2,137       (7,240)
  Identifiable assets            313,953         178,252       29,959

  ----------
  *Includes $57.0 million charge related primarily to the write-off of goodwill.

  The domestic heavyweight motorcycle market continued to expand in 1994. The domestic recreational vehicle industry also reported volume increases during 1994. Worldwide quarterly revenue and operating income (loss) (in thousands), by segment, and motorcycle shipment information, are as follows:

                                             First     Second      Third      Fourth      Total
                                            Quarter    Quarter    Quarter    Quarter       Year
                                           --------   --------   --------   --------    ----------
  1994
  Revenue by segment:
     Motorcycles and Related Products      $258,607   $296,843   $291,927   $311,510    $1,158,887
     Transportation Vehicles                 85,098    104,530     92,098    101,183       382,909
                                           --------   --------   --------   --------    ----------
                                           $343,705   $401,373   $384,025   $412,693    $1,541,796

  Operating income (loss) by segment:
     Motorcycles and Related Products      $ 34,984   $ 47,134   $ 37,832   $ 43,560    $  163,510
     Transportation Vehicles                    222      4,718      2,063       (258)        6,745
     Corporate                               (2,086)    (3,217)    (2,128)    (2,517)       (9,948)
                                           --------   --------   --------   --------    ----------
                                           $ 33,120   $ 48,635   $ 37,767   $ 40,785    $  160,307
  Units:
     Motorcycles                             23,056     25,006     22,503     25,246        95,811


  1993
  Revenue by segment:
    Motorcycles and Related Products       $205,328   $256,870   $220,778   $250,286    $  933,262
    Transportation Vehicles                  64,257     77,508     63,598     78,803       284,166
                                           --------   --------   --------   --------    ----------
                                           $269,585   $334,378   $284,376   $329,089    $1,217,428
  Operating income (loss) by segment:
    Motorcycles and Related Products       $ 27,505   $ 41,604   $ 31,175   $ 35,933    $  136,217
    Transportation Vehicles                    (589)       301     (2,137)   (57,108)*     (59,533)
    Corporate                                (1,746)    (1,840)    (1,183)    (2,109)       (6,878)
                                           --------   --------   --------   --------    ----------
                                           $ 25,170   $ 40,065   $ 27,855   $(23,284)   $   69,806

  Units:
    Motorcycles                              19,502     22,951     17,963     21,280        81,696

*Includes $57.0 million charge related primarily to the write-off of goodwill.


  1992
  Revenue by segment:
    Motorcycles and Related Products       $179,010   $203,929   $201,408   $238,582    $  822,929
    Transportation Vehicles                  68,412     70,020     70,342     73,581       282,355
                                           --------   --------   --------   --------    ----------
                                           $247,422   $273,949   $271,750   $312,163    $1,105,284

  Operating income (loss) by segment:
    Motorcycles and Related Products       $ 18,292   $ 32,772   $ 25,311   $ 25,925    $  102,300
    Transportation Vehicles                     138      1,144        106        749         2,137
    Corporate                                (1,719)    (2,270)    (1,416)    (1,835)       (7,240)
                                           --------   --------   --------   --------    ----------
                                           $ 16,711   $ 31,646   $ 24,001   $ 24,839    $   97,197
  Units:
    Motorcycles                              17,186     18,771     17,977     22,561        76,495


  MOTORCYCLES AND RELATED PRODUCTS

  The primary business of the Motorcycles segment is to produce and sell premium heavyweight motorcycles. The Company's motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical U.S. Harley-Davidson/(R)/ motorcycle owner is a male in his early forties, with a household income of approximately $65,200, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Over two-thirds of the Company's sales are to buyers with at least one year of higher education beyond high school.

  The heavyweight class of motorcycles is comprised of four types: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and speed; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. Touring and custom models are the primary classes of heavyweight motorcycles the Company manufactures. The Company presently manufactures and sells 20 models of touring and custom heavyweight motorcycles, with suggested retail prices ranging from approximately $5,000 to $17,500. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Paks/(R)/. The custom segment of the market includes motorcycles featuring the distinctive styling associated with certain classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The Company's motorcycles are based on variations of four basic chassis designs and are powered by one of three air cooled, twin cylinder engines of "V" configuration which have displacements of 883cc, 1200cc and 1340cc. The Company manufactures its own engines and frames.

  During 1993, the Company acquired a 49 percent interest in Buell Motorcycle Company ("Buell"), a manufacturer of performance motorcycles. This investment in Buell offers the Company the possibility of gradually gaining entry into select niches within the performance motorcycle market. Buell began distribution of a limited number of Buell motorcycles during 1994 to select Harley-Davidson dealers.

  Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors', suggested retail prices are generally comparable. The top of the Company's custom product line is typically priced at almost twice that of its competitors' custom motorcycles. The custom portion of the product line represents the Company's highest unit volumes and continues to command a premium price because of its features, styling and high resale value. The Company's smallest displacement custom motorcycle (the 883cc Sportster(R)) is directly price competitive with competitors' comparable motorcycles. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from competitive-brand motorcycles or are people new to the sport of motorcycling. Since 1988, the Company's research has consistently shown a repurchase intent in excess of 92% on the part of purchasers of its motorcycles, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. Domestic motorcycle sales generated 50.3%, 51.4% and 52.8% of revenues in the Motorcycles segment during 1994, 1993 and 1992, respectively.

  The major product categories for the Parts and Accessories business are replacement parts, mechanical accessories, rider accessories (MotorClothes(R) and collectibles) and specially formulated oil and other lubricants. The Company's replacement parts include original equipment parts, generally made in the United States, and a less expensive line of imported parts introduced in 1983 to compete against foreign-sourced aftermarket suppliers. Domestic motorcycle Parts and Accessories sales comprised 17.8%, 17.4% and 15.3% of net sales in the Motorcycles segment in 1994, 1993 and 1992, respectively. Net sales from domestic motorcycle Parts and Accessories have grown 97.3% over the last three years (since 1991).

  The Company also provides a variety of services to its dealers and retail customers including service training schools, delivery of its motorcycles, motorcycling vacations, memberships in an owners club and customized software packages for dealers. The Company has had success under a program emphasizing modern store design and display techniques in the merchandising of parts and accessories by its dealers. Currently, 375 domestic and 90 international dealerships have completed store design renovation projects.

  Licensing.  In recent years, the Company has endeavored to create an awareness
  ---------
  of the brand among the non-riding public by licensing its trademark "Harley-Davidson(R)" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts and other clothing, jewelry, small leather goods and numerous other products and is expanding its licensing activity in the toy category. Although the majority of licensing activity occurs in the U.S., the Company has expanded into international markets.

  This licensing activity provides the Company with a valuable source of advertising. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks thereby protecting the brand and its use by authorized motorcycle dealers. Royalty revenues from licensing accounted for approximately 2% of the net sales from the Motorcycles segment during 1994 (1% during 1993 and 1992). While royalty revenues from licensing activities are small, the profitability of this business is relatively high.

  Marketing and Distribution.  The Company's basic channel of United States
  --------------------------
  distribution for its motorcycles and related products consists of approximately 600 independently owned full-service dealerships to whom the Company sells direct. With respect to sales of new motorcycles, approximately 75% of the dealerships sell Harley-Davidson motorcycles exclusively. All dealerships carry Genuine Harley-Davidson replacement parts and aftermarket accessories and perform servicing of Harley-Davidson motorcycle products.

  The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson dealers. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies. In an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling, the Company formed a riders club in 1983. The Harley Owners Group(R), or "HOG(R)", currently has approximately 270,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. In 1984, the Company became the first motorcycle manufacturer to use a national program of demonstration rides. The Company's expenditures on domestic marketing and advertising were approximately $65.6 million, $53.8 million and $45.2 million during 1994, 1993 and 1992, respectively.

  Retail Customer and Dealer Financing.  Among the factors affecting the volume
  ------------------------------------
  of the Company's motorcycle sales are the availability and cost of credit to both retail purchasers and Harley-Davidson dealers.

  In January, 1993, the Company invested $10 million for a 49% interest in Eaglemark Financial Services, Inc., formerly Eagle Credit Corporation ("Eagle"). Eagle provides motorcycle floor planning and parts and accessories financing arrangements to the Company's U.S. dealers. Eagle also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eagle has established a proprietary credit card for use in the Company's independent dealerships.

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

  The Company encourages its motorcycle dealers to purchase and maintain adequate inventories of the Company's parts and accessories during the winter months in anticipation of the Christmas and spring selling season by offering its dealers special discounts and delayed billing terms. Under this program, payments to Eagle by dealers are due on June 1. The Company enters into an annual trade acceptance agreement with Eagle to provide the Company with the ability to sell its receivables from dealers. Under the terms of the agreement, the Company receives cash from Eagle in the amount of 100% of certain eligible accounts receivable at the time of sale to the dealer. On June 1 of each year, the date by which payments to Eagle are due from dealers, the Company is obligated to repurchase all unpaid balances from Eagle. Historically, the Company has experienced insignificant losses under this program. For further information on dealer financing programs, see Notes 4 and 6 to the 1994 consolidated financial statements.

  International Sales.  International sales were $331 million, $263 million and
  -------------------
  $240 million, accounting for approximately 29%, 28% and 29% of net sales of the Motorcycles segment, during 1994, 1993 and 1992, respectively. The Company believes that the international heavyweight market is growing and is significantly larger than the U.S. heavyweight market. The Company estimates, using data reasonably available to the Company, that it holds an average market share of approximately 15% in the heavyweight export markets in which it competes.

  The Company has wholly owned subsidiaries located in Germany, Japan and the United Kingdom. The German subsidiary also serves Austria, France, Denmark, Czech Republic, Hungary and Poland. The combined foreign subsidiaries have a network of 135 dealers of which approximately 45% sell the Company's motorcycles exclusively. Distribution through these subsidiaries allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets. The Company is represented throughout the rest of the world by an independent network of distributors and direct sales dealers. At the end of 1994, this network included 15 distributors serving 16 country markets with approximately 243 dealers. The remainder of the network includes 14 direct sales dealers serving 14 country markets. Germany, Japan, Canada and Australia, in that order, represent the Company's largest export markets and account for approximately 60% of export sales. See Note 11 to the consolidated financial statements for additional information regarding foreign operations.

  Competition.  The U.S. and international heavyweight motorcycle markets are
  -----------
  highly competitive. The Company's major competitors generally have financial and marketing resources which are substantially greater than those of the Company. The Company's principal competitors have larger overall sales volumes and are more diversified than the Company. The Company believes that the heavyweight motorcycle market is the most profitable segment of the U.S. motorcycle market. During 1994, the heavyweight segment represented approximately 35% of the total U.S. motorcycle market in terms of new units registered.

  The Company first began to experience significant competition in the domestic heavyweight motorcycle market from Japanese manufacturers in the early 1970's, and prior to 1984, the Company's U.S. market share declined almost continuously. Domestically, the Company competes in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 76%, 75% and 73% of total heavyweight retail unit sales in the U.S. during 1994, 1993 and 1992, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market.

  For the last 9 years, the Company has led the industry in domestic sales of heavyweight motorcycles. The Company's share of the heavyweight market was 56.1% in 1994; down slightly from 58.4% in 1993. This is primarily a result of constrained production capacity in a growing market. The Company has implemented a manufacturing strategy to, among other things, increase capacity to 100,000 and 115,000 units by 1995 and 1997, respectively.



                 Shares of U.S. Heavyweight Motorcycle Market*
                       (Above 750cc Engine Displacement)

                                                         Year Ended December 31,
                                                  --------------------------------------
                                                 1994    1993    1992    1991    1990
                                                ------  ------  ------  ------  ------
New U.S. Registrations (thousands of units):
  Total new registrations                       116.2   101.4    86.4    74.3    78.5
  Harley-Davidson new registrations              65.2    59.3    52.2    45.1    46.9

  Percentage Market Share:
   Harley-Davidson                               56.1%   58.4%   60.4%   60.7%   59.7%
   Honda                                         19.1    17.7    16.4    17.3    18.7
   Suzuki                                         8.7     9.4     9.4     7.6     5.7
   Kawasaki                                       7.1     6.2     5.6     6.4     6.5
   Yamaha                                         3.9     4.4     4.1     4.7     6.9
   Other                                          5.1     3.9     4.1     3.3     2.5
                                                -----   -----   -----   -----   -----

Total                                           100.0%  100.0%  100.0%  100.0%  100.0%
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

  On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:


               Worldwide Heavyweight Motorcycle Registration Data
                       (Above 750cc Engine Displacement)

                                                 (Units in Thousands)
                                                 1994    1993    1992
                                                ------  ------  ------
  North America/(1)/:
     Total registrations                        124.9   109.5    92.3
     Harley-Davidson registrations               69.5    63.4    56.0
     Harley-Davidson market share percentage     55.7%   57.9%   60.6%

  Europe/(2)/:
     Total registrations                        128.7   129.8   128.0
     Harley-Davidson registrations               14.2    13.1    12.5
     Harley-Davidson market share percentage     11.0%   10.1%    9.7%


  Japan/Australia/(3)/:
     Total registrations                         34.0    31.8    28.2
     Harley-Davidson registrations                7.6     6.6     5.2
     Harley-Davidson market share percentage     22.3%   20.9%   18.4%

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

  Domestic heavyweight registrations increased 15% and 17% during 1994 and 1993, respectively, the Company doesn't expect the market to grow at these rates in the future. The Company's ability to maintain its current domestic sales levels will depend primarily on its ability to increase its annual production capacity as discussed below.

  To enhance international growth, the Company completed, in 1994, a study of Europe, the world's largest heavyweight motorcycle market, and began implementation of new strategies to improve the quality of its distribution systems, dealer network and customer support activities there. In addition, the Company will begin a similar study of our current and future potential in the Asia/Pacific region, to determine the levels of commitment required to adequately serve the needs of motorcycle customers in this region.

  Motorcycle Manufacturing.  In an effort to achieve cost and quality parity
  ------------------------
  with its competitors, the Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles and statistical process control, have significantly improved quality, productivity and asset utilization.

  The Company's use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, as well as scrap and rework costs. This system also allows quicker reaction to engineering design changes, quality improvements and market demands. The Company has trained the majority of its manufacturing employees in problem solving and statistical methods.

  During 1993, the Company adopted a comprehensive motorcycle manufacturing strategy designed to, among other things, achieve the goal of a 100,000 units per year production rate in 1996. The strategy calls for the enhancement of the Motorcycles segment's ability to increase capacity, adjust to changes in the market place and further improve quality while reducing costs. The strategy calls for the achievement of the increased capacity within the existing facilities (with minor additions) without a significant change in personnel. The Company began implementing the strategy in 1993 and estimates that it will reach the production goal of 100,000 units in 1995, more than one year ahead of schedule. In addition, the Company plans to increase annual production capacity to 115,000 units by 1997.

  Raw Material and Purchased Components.  The Company has endeavored to
  -------------------------------------
  establish with its suppliers long-term informal "partnership" relationships, directly assisting them in the implementation of the manufacturing techniques employed by the Company through training sessions and plant evaluations. In furtherance of the Company's "partnership" philosophy, the Company reduced the number of its manufacturing suppliers in recent years and is conducting more business with suppliers that have implemented these same manufacturing techniques in their manufacturing operations.

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

  Research and Development.  The Company believes that research and development
  ------------------------
  is a significant factor in the Company's ability to continuously improve its competitive position. The Motorcycles segment incurred research and development expenses of approximately $22.1 million, $19.3 million and $14.6 million during 1994, 1993 and 1992, respectively.

  Patents and Trademarks.  The Company owns certain patents which relate to its
  -----------------------
  motorcycles and related products and processes for their production. The Company believes that the loss of any of its patents would not have a material effect upon its business.

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

  Seasonality. The Company, in general, does not experience seasonal
  ------------
  fluctuations in production. This is primarily the result of a strong demand for the Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its independent dealers. Floor plan financing allows many dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

  Regulation.  Both federal and state authorities have various environmental
  -----------
  control requirements relating to air, water and noise pollution which affect the business and operations of the Company. The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

  To ensure compliance with lower European Union noise standards (80dba), which took effect in calendar year 1994, the Company began a product development program during late 1990. The design changes were implemented in July 1994 (1995 model year start-up) after European Union Certification procedures were completed. Near the end of the decade there may be a further reduction of European Union noise standards (to 77dba). Accordingly, the Company anticipates that it will continue to incur some level of research and development costs related to this matter over the next several years.

  The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (ARB) with respect to the ARB's more stringent emissions standards. The Company's motorcycle products have been certified to comply fully with all such applicable standards. The Company's motorcycles are subject to additional ARB tailpipe and evaporative emissions standards requiring that unique vehicles be built for sale exclusively in California.

  The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act (Safety Act), which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has acknowledged to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.

  In accordance with NHTSA policies the Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 8 voluntary recalls at a total cost of approximately $6.0 million. The Company fully reserves for all estimated costs associated with recalls in the period that they are announced.

  Federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

  Employees.  As of December 31, 1994, the Motorcycles segment had approximately
  ---------
  4,300 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa and Tomahawk, Wisconsin, are represented principally by the United Paperworkers International Union (UPIU) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the UPIU and the

  Wisconsin-IAM will expire on April 14, 1997, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 1997.


  TRANSPORTATION VEHICLES

  RECREATIONAL VEHICLES
  ---------------------

  The Recreational Vehicles division's motorhomes and travel trailers are designed to appeal to people interested in travel and outdoor recreational activities. These recreational vehicles are distinct from mobile homes, which are manufactured housing designed for permanent and semipermanent dwelling.

  Principal types of recreational vehicles produced by the Recreational Vehicles division include Class A or "conventional" motorhomes and travel trailers. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association (RVIA).

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

  Class A motorhomes are constructed on medium-duty truck chassis, which are purchased with engine and drive train components. The living area and driver's compartment are designed, manufactured, and installed by the Recreational Vehicles division.

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

  The Company's premium lines of recreational vehicles are marketed under the Navigator(R) and Imperial(TM) brand names. Models in these lines are manufactured with premium quality materials and components, including entertainment centers, solid oak cabinetry and brass fixtures, and may be equipped with luxury features such as microwave-convection ovens, washer/dryers and built-in vacuum cleaner systems. These models are generally purchased by persons who previously have owned recreational vehicles. The Navigator is a bus-style motorhome that carries a suggested retail price of $224,000 to $282,000. In the Company's Imperial line, suggested retail prices of motorhomes generally range between $166,000 and $187,000, while travel trailers retail between $46,800 and $72,500.

  The Company also produces motorhomes under the Endeavor(R) and Vacationer(R) brand names, and travel trailers under the Aluma-Lite(R) brand name, for the mid-range market. These models are produced with fewer standard features than the Navigator or Imperial. Suggested retail prices for the Endeavor and Vacationer motorhomes range between $53,600 and $113,000 while Aluma-Lite travel trailers range between $19,000 and $53,000. Models produced under the Free Spirit(R) brand name were discontinued during 1994.

  Holiday Rambler's product development is divided into three efforts: to develop competitive floorplans; to update existing models; and to bring innovation into the product line along with increased quality. In achieving these goals, Holiday Rambler does not plan to vary from its traditional aluminum frame construction or stray from its existing product boundaries.

  The following table presents information regarding wholesale sales of the Company's recreational vehicles during the periods indicated:



                     Wholesale Recreational Vehicles Sales

                          Year Ended December 31,
                        ----------------------------
                               (in thousands)
                          1994      1993      1992
                        --------  --------  --------
  Premium lines         $ 69,197  $ 53,041  $ 58,460
  Mid-range lines        135,696    83,677    89,601
                        --------  --------  --------
  Total                 $204,893  $136,718  $148,061
                        ========  ========  ========

  In addition to wholesale sales of the recreational vehicle products shown above, sales by the Recreational Vehicles division also include retail sales by its wholly owned Holiday World stores, discussed below.

  The Recreational Vehicles division's sales (including retail, wholesale and other sales) were $274.5 million, $192.7 million and $202.1 million in 1994, 1993 and 1992, respectively. Sales of the Recreational Vehicles division accounted for 71.7%, 67.8% and 71.6% of the Transportation Vehicles segment's revenues for the years ended December 31, 1994, 1993 and 1992, respectively.

  Competition and Other Business Considerations.  The recreational vehicle
  ----------------------------------------------
  market is highly competitive with a number of other manufacturers selling products in competition with the Company. Competition is based upon price, design, quality and service. The Company believes that it provides service comparable to that provided by its competitors and that the design and quality of its products compare favorably with similarly priced products of its competitors.

  The Company believes that the primary external factors affecting the recreational vehicle industry are the consumer's perception of the health of the economy, interest rates, price of fuel and the availability of retail financing.

  During 1994, ten manufacturers accounted for approximately 85% and 80% of total units registered in the Class A and Towable markets, respectively. The remaining units included products manufactured by approximately twenty-six Class A and sixty-four Towable manufacturers. During 1994, Fleetwood Enterprises, Inc. (Fleetwood) accounted for approximately 30% and 25% of the Class A and Towable markets, respectively. During the same period, the Company's shares of the Class A and Towable markets were 5.5% and 2.2%, respectively. The Company ranks fourth in Class A market share and tenth in Towable market share.

  The Company concentrates on the mid-range to premium segment of the market. While definitive market share statistics with respect to this segment do not exist, the Company's Recreational Vehicles division is one of the largest producers of this segment of recreational vehicles. The Holiday Rambler line of recreational vehicles consists of four model brands of both trailers and motorhomes.

  Marketing and Distribution.  The Recreational Vehicles division markets its
  ---------------------------
  recreational vehicle products through a network of over 120 dealers located throughout the continental United States, including fourteen company-owned Holiday World dealers. Holiday World dealers also stock previously owned vehicles and new recreational vehicles manufactured by certain of Holiday Rambler's competitors. The Holiday World dealers provide Holiday Rambler with valuable knowledge regarding consumer preferences and information regarding products of its competitors, as well as other marketing information. Holiday Rambler's sales and service agreements require dealers to maintain a service department and a supply of recreational vehicle parts, supplies and accessories. These agreements are subject to renewal on an annual basis.

  Holiday Rambler's new owner research indicates that approximately 66% of purchasers of Holiday Rambler's new recreational vehicles are 56 years or older, a growing segment of the U.S. population.

  Customer loyalty is reinforced by Holiday Rambler's sponsorship of the Holiday Rambler Recreational Vehicles Club, Inc., a not-for-profit Indiana corporation. The club is open only to owners of Holiday Rambler's recreational vehicles and has approximately 11,600 members. The club holds 31 club-sponsored rallies and caravans each year and is provided with administrative and promotional assistance by Holiday Rambler. Holiday Rambler receives valuable feedback from its customers at these events.

  Dealer Financing.  Substantially all of the Recreational Vehicles division's
  -----------------
  recreational vehicle sales to dealers are made on terms requiring payment within ten days of the dealer's receipt of the unit. Most dealers are financed under "floor plan" arrangements with banks or finance companies under which the lender advances all, or substantially all, of the purchase price of the vehicle being purchased. The loan is collateralized by a lien on the vehicle. In certain instances, consistent with industry practice, Holiday Rambler has entered into repurchase agreements with these lenders which provide that, in the event of default by the dealer in repaying the loan, Holiday Rambler will either repay the loan or repurchase the financed vehicles. In general, the repurchase agreements provide that, for up to twelve months after a unit is financed, Holiday Rambler will repurchase the unit upon a determination by the lender to repossess the unit. Holiday Rambler's loss exposure on repurchase is limited to the difference between the net realizable resale value of the vehicle and the amount required to be paid the lending institution at the time of repurchase. The Company's losses over the last five years under these programs have been less than $100,000 in the aggregate. For further information on dealer financing programs, see Notes 4 and 6 to the 1994 consolidated financial statements.

  COMMERCIAL VEHICLES
  -------------------

  The Company, through its Utilimaster division, builds a variety of commercial body configurations for special uses. Sales of the Commercial Vehicles division accounted for 24.8%, 27.8% and 24.0% of the Transportation Vehicles segment's revenues in 1994, 1993 and 1992, respectively.

  Utilimaster currently installs its bodies on chassis of various sizes supplied by third parties. The Company's products are offered in aluminum or fiberglass reinforced plywood (FRP) construction and are available in lengths of 9 to 28 feet. The Company's products (excluding chassis) range in price from $2,800 to $35,000 although special service vehicles can sell as high as $60,000.

  The principal types of commercial bodies are as follows:

     Parcel Delivery Vans - Aluminum or FRP parcel delivery van bodies are
     --------------------
     installed on chopped van chassis supplied by the major Detroit truck manufacturers. These parcel delivery van bodies range in length from 10 to 16 feet and are primarily used for local delivery of parcels, freight and perishables.

     Standard Walk-In Vans - Utilimaster manufactures its standard walk-in vans
     ---------------------
     (step-vans) on a truck chassis supplied with engine and drive train components, but without a cab. The Company fabricates the driver's compartment and body using aluminum panels. Uses for these vans include the distribution of food products and small packages.

     Truck Bodies - Utilimaster's truck bodies are typically fabricated up to 28
     ------------
     feet in length with prepainted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors, and various door configurations to accommodate end-user loading and unloading requirements. These products are used for diversified dry freight transportation. The Company installs its truck bodies on chassis supplied with a finished cab.

     Mobile Rescue and Special Use Emergency Vehicles -  Utilimaster builds a
     ------------------------------------------------
     variety of high cube and walk-in specialty use vehicles for the fire and rescue industry. These vehicles range in lengths from 10 to 22 feet and usually require extensive customization to meet the needs of the local emergency agencies.

  Marketing and Distribution.  Utilimaster markets its products directly to 450
  ---------------------------
  fleet accounts and to single commercial vehicle purchasers through a network of 900 automobile and truck dealers. This network is distinct from the Company's recreational vehicle dealer network. The Company does not provide financing to these dealers or fleet accounts.

  Competition.  While the Commercial Vehicles division experiences some
  ------------
  competition from the large automotive manufacturers, which traditionally have offered a narrow selection of standardized commercial vehicle body options for their truck chassis, its principal competition is from a small number of manufacturers with the resources to satisfy the volume requirements and specialized needs of commercial vehicle fleet customers. These manufacturers include Grumman-Olsen Corp., Union City Body Company, Inc., and Supreme Corp. Competition among manufacturers is based upon price, quality, and responsiveness to customer requirements both in design and timing of delivery. Sales of commercial vehicles to fleet customers generally are either the result of direct competition with other manufacturers or a competitive bidding process. Because of the specialized needs of each customer, the relative importance of each individual factor varies from customer to customer. The Company believes that it has been able to compete successfully on the basis of all of these factors.

  OTHER PRODUCTS
  --------------

  The Transportation Vehicles segment's Creative Dimensions division produces a broad line of contemporary office furniture. Creative Dimensions products are marketed through a network of approximately 750 office suppliers and designers nationwide. The Transportation Vehicles segment's Nappanee Wood Products division is a custom cabinetmaker which produces high quality, solid wood components primarily for the Company's recreational vehicles. In the fourth quarter of 1994, the custom kitchen product line at the Nappanee Wood Products division was discontinued. The Transportation Vehicles segment's B & B Molders division designs and manufactures a diverse range of custom or standard tooling and injection molded plastic pieces.

  Other products accounted for 3.5%, 4.4% and 4.4% of the Transportation Vehicles segment revenues for the years ended December 31, 1994, 1993 and 1992, respectively.

  ALL DIVISIONS
  -------------

  Production - Holiday Rambler's products are built utilizing an assembly line
  ----------
  process. Holiday Rambler has designed and built its own fabricating and assembly equipment for the majority of its manufacturing processes. Holiday Rambler believes that the manufacturing systems and technology enable it to produce high quality products on an efficient basis. In addition to assembling its products and installing various options and accessories, Holiday Rambler manufactures a majority of its plastic components and other installed products, such as draperies, bathtubs, holding tanks, wheel covers, and wiring harnesses.

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

  Production Materials.  The principal raw materials and other components used
  ---------------------
  in the production of recreational and commercial vehicles are purchased from third parties. With the exception of the chassis, these materials, including aluminum, plywood, lumber, plastic and fiberglass, are generally available from numerous sources.

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

  Holiday Rambler's Class A motorhomes are generally built on Chevrolet, Ford and Spartan chassis, and its commercial vehicles are generally built on GM and Ford chassis. If any of these manufacturers were to cease manufacturing or otherwise reduce the availability of these chassis, the business of Holiday Rambler could be adversely affected. Class A chassis could be resourced from other suppliers such as Oshkosh Truck Corporation. In general, Holiday Rambler has not experienced any substantial shortages of raw materials or components. However, the industry has occasionally experienced short-term chassis shortages.

  Patents and Trademarks.  The Transportation Vehicles segment owns various
  -----------------------
  patents and know-how which relate to its recreational vehicles and other products and the processes for their production. The Company believes that the loss of any of these patents would not have a material effect upon its business.

  Trademarks are important to the Transportation Vehicles segment's recreational and commercial vehicle business. The Transportation Vehicles segment's "Holiday Rambler(R)" trademark is its most significant trademark. Additionally, the Transportation Vehicles segment has numerous other valuable registered trademarks, trade names, and logos used in its business.

  Seasonality.  The recreational vehicle market is generally subject to seasonal
  ------------
  fluctuations. Retail sales are generally stronger during the spring and late summer months. The availability of retail floor plan financing to the Recreational Vehicles division's independent dealers helps to mitigate some of the effects of seasonality on the Recreational Vehicles division's production schedule. The market for Commercial Vehicles generally does not experience seasonal fluctuations.

  Regulation.  The manufacture, distribution, and sale of the Transportation
  -----------
  Vehicles segment's vehicles are subject to governmental regulations in the United States at the federal, state, and local levels. The most extensive regulations are promulgated under the Safety Act which, among other things, enables the NHTSA to require a manufacturer to remedy vehicles containing "defects related to motor vehicle safety" or vehicles which fail to conform to all applicable federal motor vehicle safety standards. Pursuant to the Safety Act and related regulations, the Transportation Vehicles segment from time to time has initiated voluntary recalls of its recreational and commercial vehicles. Since the beginning of 1992, recalls by the Transportation Vehicles segment initiated under the Safety Act, all of which have been voluntary, have involved an aggregate cost to the Company of approximately $3.5 million.

  Federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Transportation Vehicles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

  Employees.  As of December 31, 1994, the Transportation Vehicles segment
  ----------
  employed approximately 2,400 people. None of the segment's personnel are represented by labor unions.

  Item 2.  Properties
  -------  ----------

  The following is a summary of the principal properties of the Company as of March 21, 1995.

  Motorcycles and Related Products Segment
  ----------------------------------------

Type of Facility                   Location        Square Feet      Status
----------------------------  -------------------  -----------  ---------------

  Executive Offices,
   Engineering & Warehouse    Milwaukee, WI            512,100  Owned
  Manufacturing               Wauwatosa, WI            407,780  Owned
  Manufacturing               Tomahawk, WI              75,744  Owned
  Manufacturing               York, PA                 998,185  Owned
  Motorcycle Testing          Talladega, AL             23,500  Leases expiring
                                                                  1998-1999
  Office                      Ann Arbor, MI                800  Lease expiring
                                                                  1997
  Office and Warehouse        Morfelden-Walldorf,       50,859  Lease expiring
                                Germany                           2001
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

  The Motorcycles segment has three facilities that perform manufacturing operations: Wauwatosa, Wisconsin, a suburb of Milwaukee (motorcycle power train production); Tomahawk, Wisconsin (fiberglass parts production and painting); and York, Pennsylvania (motorcycle parts fabrication, painting and assembly).

  As a result of the implementation of a comprehensive manufacturing strategy (which was begun during 1993), the Company estimates that generally the size of the existing facilities, with minor additions, would be adequate to meet its current goal of being able to produce 115,000 motorcycles annually by 1997.

  Transportation Vehicles Segment
  -------------------------------

  Type of Facility                    Location     Square Feet  Status
  --------------------------------  -------------  -----------  ------
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

  The Transportation Vehicles segment's units are manufactured in approximately 30 separate buildings. Additionally, the Segment owns 20 buildings used for administrative, storage, and other purposes. Substantially all of the facilities are located on three sites at or near the Transportation Vehicles segment's corporate headquarters in Wakarusa, Indiana. The Company owns all of the production facilities and the underlying parcels of land. Because recreational and commercial vehicles are produced largely through a labor-intensive assembly process, the facilities do not house extensive capital equipment. The Transportation Vehicles segment's present facilities are generally adequate for their current intended use; however, planning has begun for a new Class A motorhome facility to increase manufacturing capacity. In addition, plans are in place to relocate the towables production to a newly expanded existing facility in 1997. To increase the paint capacity and eliminate a production bottleneck, Utilimaster is in the process of expanding its paint facility which is expected to be completed during the second quarter of 1995.

  Item 3.  Legal proceedings
  -------  -----------------

  The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. Subsequent to the end of the year, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. The Navy has also agreed to reimburse the Company for response costs the Company had incurred up to the date of the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

  The Company self-insures its product liability loss exposure. The Company accrues for claim exposures which are probable of occurrence and reasonably estimable.

  The Company has been named as a defendant in a lawsuit filed in late February 1995 by Lorillard Tobacco Company ("Lorillard") in the United States District Court for the Southern District of New York. Lorillard alleges that the Company acted in "bad faith" by attempting to terminate a 1986 license agreement that grants Lorillard the right to use the Harley-Davidson name in the marketing of cigarettes. Lorillard seeks rescission and claims restitutionary damages of $70 million, unspecified lost profits and punitive damages of $250 million; alternatively, it seeks injunctive relief to prevent termination of the license agreement. The Company has denied any wrongdoing and is vigorously contesting Lorillard's claims in this action. The Company filed an answer to the complaint on March 21, 1995, together with a counterclaim seeking to terminate the license agreement. The Company asserts that Lorillard breached the license agreement by failing to verify its financial condition as contractually required, and depleted its assets through dividends to its parent company, Loews, Inc., thereby compromising Lorillard's ability to meet its indemnification obligations to the Company. The Company also disputes Lorillard's entitlement to punitive damages under governing law and to restitutionary damages, based on a release of damage claims amounting to approximately $50 million, which release Lorillard gave to the Company in 1993. As this litigation is in a very preliminary stage, the Company cannot predict the outcome of this matter with a reasonable degree of certainty.

  Item 4.  Submission of matters to a vote of security holders
  -------  ---------------------------------------------------

  No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1994.

                      Executive officers of the registrant
                      ------------------------------------

  The following sets forth, as of March 21, 1995, the name, age and business experience for the last five years of each of the executive officers of Harley-Davidson.

                               Executive Officers
                               ------------------

  Name                                             Age
  -----------------------------------------------  ---
  Richard F. Teerlink                              58
  President and Chief Executive Officer

  Jeffrey L. Bleustein                             55
  President and Chief Operating Officer -
  Motor Company

  James M. Brostowitz                              43
  Vice President, Controller and Treasurer

  Thomas A. Gelb                                   59
  Vice President, Continuous Improvement

  C. William Gray                                  53
  Vice President, Human Resources

  Timothy K. Hoelter                               48
  Vice President, General Counsel and
  Secretary

  Martin R. Snoey                                  51
  President & Chief Operating Officer,
  Holiday Rambler

  James L. Ziemer                                  45
  Vice President, Chief Financial Officer and
  Assistant Treasurer

  All of these individuals have been employed by the Company in an executive capacity for more than five years, except C. William Gray and Martin R. Snoey.

  Mr. Gray has been Vice President, Human Resources of the Company since December 1994 and was Vice President, Human Resources of the Motorcycle Division from 1990 to November 1994. Prior to that time, he was Senior Vice President, Human Resources for Champion International Corp., a manufacturer of paper products.

  Mr. Snoey has been President and Chief Operating Officer of Holiday Rambler since joining the Company in January 1993. Prior to that time, he held, from January 1992 to December 1992, a general management consulting assignment with Precision Castparts Corporation, a specialty manufacturer supplying the transportation industry. From July 1989 to March 1991, he was the President and CEO of Geostar Corporation, an entrepreneurial, global satellite communications company, serving the transportation industry. From March 1984 to July 1989, he was an executive with the Kenworth Truck Division of PACCAR, Inc., a leading manufacturer of transportation equipment, where his last position was General Manager for U.S. Operations.

                                    PART II
                                    -------

  Item 5.  Market for Harley-Davidson, Inc. common stock and related shareholder
  -------  ---------------------------------------------------------------------
  matters
  -------

  Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

            1994                                 Low       High
            ----                               --------  --------
            First quarter                      $ 21-5/8  $25-1/16
            Second quarter                       21-7/8    25-1/2
            Third quarter                       22-9/16    29-7/8
            Fourth quarter                       24-1/2    28-3/8

            1993
            ----
            First quarter                      $ 15-3/4  $ 19-3/8
            Second quarter                       16-5/8    19-3/4
            Third quarter                        19-1/8    23-3/8
            Fourth quarter                       19-7/8    23-3/4

  The Company paid the following dividends:


                                                   1994      1993
                                               --------  --------
            First quarter                      $    .03  $      -
            Second quarter                           03         -
            Third quarter                           .04       .03
            Fourth quarter                          .04       .03



  Prior to the declaration of its first quarterly dividends during 1993, the Company had not paid cash dividends on its common stock.

  On March 9, 1995, the Company announced plans to repurchase up to 4 million shares of its common stock pursuant to authority previously granted by its Board of Directors and, subsequently, has made repurchases pursuant to this announcement. The repurchases are authorized to be made from time to time in the open market or in privately negotiated transactions.

  As of March 21, 1995, there were approximately 28,135 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6.  Selected financial data
-------  -----------------------
                                                1994        1993         1992        1991       1990
                                             ----------  -----------  -----------  ---------  ---------
                                                      (In thousands, except per share amounts)
Income statement data:
  Net sales                                  $1,541,796  $1,217,428   $1,105,284   $939,863   $864,600
  Cost of goods sold                          1,120,332     880,269      808,871    706,140    635,551
                                             ----------  ----------   ----------   --------   --------
  Gross profit                                  421,464     337,159      296,413    233,723    229,049

  Selling, administrative, and engineering      261,157    267,353*      199,216    165,078    145,674
                                             ----------  ----------   ----------   --------   --------
  Income from operations                        160,307      69,806       97,197     68,645     83,375

  Interest income (expense), net                     44        (831)      (4,912)    (7,312)    (9,701)
  Other income (expense), net                     1,718      (2,460)      (3,476)    (3,239)   (11,057)
                                             ----------  ----------   ----------   --------   --------
  Income before provision for
   income taxes, extraordinary items
   and accounting changes                       162,069      66,515       88,809     58,094     62,617
  Provision for income taxes                     57,797      48,072       34,636     21,122     24,309
                                             ----------  ----------   ----------   --------   --------
  Income before extraordinary items
   and accounting changes                       104,272      18,443       54,173     36,972     38,308

  Extraordinary items, net of tax                     -           -         (388)         -       (478)
                                             ----------  ----------   ----------   --------   --------

  Income before accounting changes              104,272      18,443       53,785     36,972     37,830
  Cumulative effect of accounting changes,
   net of tax**                                       -     (30,328)           -          -          -
                                             ----------  ----------   ----------   --------   --------


  Net income (loss)                          $  104,272  $  (11,885)  $   53,785   $ 36,972   $ 37,830
                                             ==========  ==========   ==========   ========   ========

  Weighted average common
   shares assuming no dilution                   76,198      75,900       71,778     71,160     71,152
                                             ==========  ==========   ==========   ========   ========

Per common share:
  Income before extraordinary items
   and accounting changes                         $1.37  $      .24   $      .76       $.52       $.54
  Extraordinary items, net of tax                     -           -         (.01)         -       (.01)
  Accounting changes, net of tax                      -       ( .40)           -          -          -
                                             ----------  ----------   ----------   --------   --------

  Net income (loss)                               $1.37  $    ( .16)  $      .75       $.52       $.53
                                             ==========  ==========   ==========   ========   ========

  Dividends paid                                   $.14  $      .14   $      .06   $      -   $      -
                                             ==========  ==========   ==========   ========   ========


Balance sheet data:
  Working capital                            $  189,358  $  142,996   $   96,232   $ 64,212   $ 50,152
  Total assets                                  739,215     583,285      522,164    474,233    407,467
  Short-term debt, including current
   maturities of long-term debt                  18,303      21,369       16,965     41,089     23,859
  Long-term debt, less current maturities         9,410       3,429        2,360     46,906     48,339
                                             ----------  ----------   ----------   --------   --------
  Total debt                                     27,713      24,798       19,325     87,995     72,198
  Shareholders' equity                          433,232     324,912      335,380    238,000    198,775

 *Includes a $57.0 million charge related primarily to the write-off of goodwill at the Transportation Vehicles segment (Holiday Rambler).
**During 1993, the Company adopted accounting standards related to postretirement health care benefits and income taxes.

  Item 7.  Management's discussion and analysis of financial condition and
  -------  ---------------------------------------------------------------
  results of operations
  ---------------------

  RESULTS OF OPERATIONS
  1994 COMPARED TO 1993

  OVERALL
  Net sales and earnings were at record levels in 1994, driven by improvements at both Harley-Davidson Motor Company and Holiday Rambler. Consolidated net sales for 1994 of $1.5 billion were $324.4 million, or 26.6% higher than net sales for 1993. Net income and earnings per share were $104.3 million and $1.37, respectively, for 1994 as compared with $74.1 million and $.98, respectively, for 1993, excluding the $57.0 million Write-down of goodwill ($55.6 million after tax) at Holiday Rambler and a $30.3 million (after tax) one-time charge for accounting changes in 1993.

  As a result of the improved performance and to share its financial success with its investors, the Company increased its dividend in September from $.03 per share to $.04 per share which resulted in a total year payout of $.14 per share.


              MOTORCYCLE UNIT SHIPMENTS AND CONSOLIDATED NET SALES

                                                1994      1993    Change   %Change
                                              --------  --------  -------  -------
Motorcycle unit shipments                       95,811    81,696   14,115     17.3%

Net sales (in millions):

  Motorcycles                                 $  902.6  $  734.3  $ 168.3     22.9%

  Motorcycle Parts and Accessories               256.3     199.0     57.3     28.8

    Total Motorcycles and Related Products     1,158.9     933.3    225.6     24.2



  Recreational Vehicles                          274.5     192.7     81.8     42.4

  Commercial Vehicles                             95.1      78.9     16.2     20.5

  Other                                           13.3      12.5      0.8      6.1

    Total Transportation Vehicles                382.9     284.1     98.8     34.7


Consolidated Harley-Davidson, Inc.            $1,541.8  $1,217.4  $ 324.4     26.6%

  The Motorcycles and Related Products (Motorcycles) segment's net sales increased 24.2% over 1993 due to a 14,115 unit (17.3%) increase in motorcycle shipments, as well as a 28.8% increase in its Parts and Accessories business. The increase in motorcycle shipments is the result of ongoing implementation of the Company's manufacturing strategy to increase capacity, adjust to changes in the market place and further improve product quality while reducing costs.

  The Company began 1994 at a scheduled production rate of 365 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 395 units per day by the end of the year. The Company plans on producing 100,000 units during 1995, more than one year ahead of the original schedule.

  Year-end data indicates that the domestic (United States) motorcycle market continued to grow throughout 1994. Compared to 1993, industry registrations of heavyweight (engine displacements in excess of 750cc) motorcycles were up 14.5% (data provided by R.L. Polk). The Company ended 1994 with a market share of 56.1% compared to 58.4% in 1993. This decrease is a reflection of the Company's constrained capacity in a growing motorcycle market. Demand for the Company's motorcycles continues to exceed supply with nearly all of the Company's independent domestic dealers reporting retail orders on all of their remaining 1995 model year motorcycle allocations (production through June, 1995).

  Overall, international demand remains strong. Export revenues totaled $331.2 million during 1994, an increase of approximately $68.4 million (26.0%) over 1993. The Company exported approximately 30% of motorcycle units in both 1994 and 1993 and expects to maintain approximately the same percentage during 1995. The Company distributes approximately one-half of exported units through its wholly owned subsidiaries in Germany, Japan and England, which allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets. While definitive market share information does not exist in many foreign countries, the Company believes that it generally holds an approximate 15% overall market share in the foreign markets in which it competes.

  During 1994, the Parts and Accessories business generated $256.3 million in revenues, an increase of 28.8% over 1993. The MotorClothes line increased 32.6% due in part to the introduction of the Biker Blues denim clothing line which contributed an incremental $3.7 million. Sales of Genuine Parts and Accessories, which outpaced aftermarket competitors, increased 26.8% over 1993. To continue to grow the Parts and Accessories business, the Company is working towards improving distribution and increasing the scope and quality of the product offerings. During the fourth quarter of 1994, the company established a relationship with a distribution facility operated by a third party in Rotterdam, Holland. The facility will receive all motorcycles, parts and accessories shipped to Europe and is expected, among other things, to reduce response time on international dealer orders.

  The Transportation Vehicles segment's net sales increased 34.7% over 1993 due primarily to a 42.4% increase in the Recreational Vehicles division. "Class A" (motorized) motorhome retail sales outperformed the growing market and resulted in an increased market share for the Company of 5.5% as compared to 4.8% in the prior period. Sales of towable products (fifth wheel and travel trailers) grew, but less than the industry and, therefore, dropped slightly to 2.2% in 1994 from 2.4% in 1993. Based on February 1995 internally generated data, Holiday Rambler sales are currently on track to result in 1995 Recreational Vehicles sales at the same level as 1994.

  The Commercial Vehicles division had a 20.5% revenue increase in 1994 due primarily to large fleet contracts such as Federal Express, Frito Lay, Inc. and Ryder Truck Rental, Inc. The Commercial Vehicles division is in the process of significantly increasing the size and output of its paint facility, as well as running some second shifts to keep up with demand and positioning itself for future growth.


                           CONSOLIDATED GROSS PROFIT
                             (Dollars in Millions)

                                                               Percent    Percent
                                                              of Sales   of Sales
                                       1994    1993   Change    1994       1993
                                      ------  ------  ------  --------   --------

Motorcycles and Related Products      $358.4  $292.0   $66.4      30.9%      31.3%
Transportation Vehicles                 63.1    45.2    17.9      16.4       15.9
                                      ------  ------   -----      ----       ----
Consolidated Harley-Davidson, Inc.    $421.5  $337.2   $84.3      27.3%      27.7%

  Consolidated gross profit increased $84.3 million, or 25% in 1994 as compared with 1993 primarily due to an increase in volume. The consolidated gross profit margin was 27.3% in 1994 as compared with 27.7% in 1993.

  The Motorcycles segment's gross profit margin was negatively affected by the continued investment (approximately $10 million) in the manufacturing strategy designed to increase capacity, improve quality, and reduce costs. In addition, approximately 28% of 1994 unit shipments were lower-margin Sportster models compared to approximately 27% in 1993. The Company's long-term goal is a product mix consisting of approximately 25% Sportsters.

  The Transportation Vehicles segment's gross profit margin increased due to additional volume in both the Recreational Vehicles and Commercial Vehicles divisions. Gross profit margin in the Recreational Vehicles division increased primarily on volume increases which were offset, somewhat, by additional volume of higher-priced diesel motorhomes which generally carry a smaller mark-up. The Commercial Vehicles division also benefited from volume increases as well as a shift in mix toward higher margin walk-in units.


                        CONSOLIDATED OPERATING EXPENSES
                             (Dollars in Millions)

                                       1994    1993   Change   %Change
                                      ------  ------  ------   -------

Motorcycles and Related Products      $194.8  $155.8  $ 39.0     25.1%

Transportation Vehicles                 56.4    47.7     8.7     18.3
Corporate                               10.0     6.9     3.1     44.6

Consolidated Harley-Davidson, Inc.
     before unusual charges            261.2   210.4    50.8     24.2
Goodwill and restructuring charges         -    57.0   (57.0)  (100.0)

Consolidated Harley-Davidson, Inc.    $261.2  $267.4  $ (6.2)   (2.3)%


  Consolidated operating expenses for 1994, increased $50.8 million, or 24.2%, over 1993, excluding the $57.0 million charge to operations in 1993 related to the Transportation Vehicles segment. The Motorcycles segment's increase was primarily volume related. MotorClothes advertising costs, variable compensation, and product liability were other areas of increased spending in the Motorcycles segment.

  The Transportation Vehicles segment's increase was also primarily volume related in both the Recreational Vehicles and Commercial Vehicles divisions. The increase in the Corporate charges is primarily due to a one-time charge related to the legal reorganization of Harley-Davidson, Inc. and its Holiday Rambler subsidiaries.

                          CONSOLIDATED OTHER EXPENSES

  Consolidated other expense for 1994 decreased $4.2 million as compared to 1993 due primarily to a $2.0 million contribution in 1993 for the initial funding of the Harley-Davidson Foundation which administers the Company's charitable contributions.

                           CONSOLIDATED INCOME TAXES
                           -------------------------

  The Company's effective tax rate decreased in 1994 to 35.7% from 40.0% in 1993, excluding the effect of the $53.5 million goodwill write-off at Holiday Rambler that was not deductible during 1993. The decrease is attributable primarily to a one-time benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment. Excluding the effect of the reorganization, the effective rate would have been 38.5% in 1994.

  RESULTS OF OPERATIONS
  1993 COMPARED TO 1992

  OVERALL
  The Company's Motorcycles and Related Products segment was responsible for virtually all of the growth in 1993 revenue and earnings. Demand for the segment's motorcycles exceeded supply during 1993 and its Parts and Accessories business generated a 27.8% revenue increase over 1992. The motorcycle business also significantly benefitted from a more predictable and efficient manufacturing process.

  The Transportation Vehicles segment, in total, recorded disappointing results in 1993. The segment's Recreational Vehicles business did not participate, to the extent of other recreational vehicles manufacturer, in the industry recovery. During the fourth quarter of 1993, the Company determined that an impairment of goodwill related to the Transportation Vehicles segment had occurred, and accordingly, recorded a %57.0 million ($.74 per share) write-off of goodwill and certain other assets.

  In addition to the goodwill write-off, the Company changed its methods of accounting both for postretirement health care benefits and for income taxes during 1993, resulting in a $30.3 million ($.0 per share) charge to earnings, net of tax. Excluding the effect of the goodwill write-off and accounting changes, the Company would have reported earnings during 1993 of $74.1 million ($.98 per share) compared to $53.8 million ($.75 per share) during 1992.


              MOTORCYCLE UNIT SHIPMENTS AND CONSOLIDATED NET SALES

                                                1993      1992    Change   %Change
                                              --------  --------  ------   -------
Motorcycle unit shipments                       81,696    76,495   5,201      6.8%

Net sales (in millions):

  Motorcycles                                 $  734.3  $  667.2  $ 67.1     10.0%

  Motorcycle Parts and Accessories               199.0     155.7    43.3     27.8

    Total Motorcycles and Related Products       933.3     822.9   110.4     13.4

  Recreational Vehicles                          192.7     202.1    (9.4)     (4.6)

  Commercial Vehicles                             78.9      67.9    11.0      16.2

  Other                                           12.5      12.4     0.1       1.1

    Total Transportation Vehicles                284.1     282.4     1.7       0.6

 Consolidated Harley-Davidson, Inc.           $1,217.4  $1,105.3  $112.1      10.1%

  The Company reported record consolidated revenue during 1993 of $1.2 billion compared to $1.1 billion during 1992. The Motorcycles segment was responsible for virtually all of the change in consolidated revenue as the result of increases in both motorcycle unit shipments and Parts and Accessories sales.

  During 1992, the motorcycle production schedule began the year at 280 units per day and increased throughout the year to a scheduled rate of 345 units per day in December (increased to 365 units effective January 3, 1994). The scheduled motorcycle production rate remained steady at 345-350 units per day throughout 1993. Accordingly, the Company reported only a 6.8% increase in unit shipments compared to 1992.

  Year-end data indicate that the domestic motorcycle market continued to grow throughout 1993. Compared to 1992, industry registrations of heavyweight motorcycles were up 17.4%. The Company ended 1993 with a market share of 58.4% compared to 60.4% in 1992. This decrease is a reflection of the Company's constrained capacity in a growing motorcycle market.

  Overall, international demand remained strong. Export revenues totaled $262.8 million during 1993, an increase of approximately $23.4 million (9.8%) over 1992. The Company exported approximately 30% of motorcycle units in both 1993 and 1992. The Company distributes approximately one-half of exported units through its wholly owned subsidiaries.

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

  The Transportation Vehicles segment's Recreational Vehicles division did not realize the same level of improvement as the overall recreational vehicle industry. During 1993, industry registrations increased 13.1% overall, while the division's wholesale unit shipments decreased in both Class A and towable product lines compared to 1992. The division's 1993 market shares for Class A motorhomes and towables were 4.8% and 2.4%, respectively, compared to 5.3% and 2.9% during 1992. Much of the industry improvement (especially with respect to travel trailers) has occurred in the lower end of the market, where the division generally does not compete.

  The Company replaced, in January 1993, the President and Chief Operating Officer of the Transportation Vehicles segment. Also during 1993, the Recreational Vehicles division added several employees from outside of the organization to fill key leadership positions in product development, marketing and sales areas.

  A 16.2% revenue increase in the Commercial Vehicles division was primarily the result of large fleet contracts completed during 1993. The Commercial Vehicles division's ability to attract large fleet contracts in a competitive market positions it well for future growth.


                           CONSOLIDATED GROSS PROFIT
                             (Dollars in Millions)

                                                                Percent    Percent
                                                               of Sales   of Sales
                                       1993    1992   Change     1993       1992
                                      ------  ------  ------   --------   --------
Motorcycles and Related Products      $292.0  $250.0   $42.0       31.3%      30.4%
Transportation Vehicles                 45.2    46.4    (1.2)      15.9       16.4

Consolidated Harley-Davidson, Inc.    $337.2  $296.4   $40.8       27.7%      26.8%

  The $40.8 million increase in consolidated gross profit was generated entirely by the Motorcycles segment. Volume increases in both motorcycle units and parts and accessories provided the majority of the increase. The improvement in gross profit as a percent of sales reflects, primarily, efficiencies realized in the manufacturing process. Motorcycle volume increases realized during 1992 resulted in substantial overtime and caused significant manufacturing inefficiencies. Accordingly, the manufacturing focus in 1993 was on process improvement rather than on dramatic production increases. The result was a more predictable manufacturing process, a substantial decrease in overtime and an efficient transition to production of 1994 models. The improvement in gross profit percentage occurred despite a shift in mix toward lower-margin Sportster models. Approximately 27% of 1993 motorcycle unit shipments were Sportster models compared to approximately 23% during 1992.

  Gross profit at the Transportation Vehicles segment decreased slightly during 1993. Volume decreases in the Recreational Vehicles division were largely offset by volume increases in the Commercial Vehicles division. However, most of the volume increase at the Commercial Vehicles division was the result of fleet contracts which generally carry lower margins.


                        CONSOLIDATED OPERATING EXPENSES
                             (Dollars in Millions)

                                       1993    1992   Change   %Change
                                      ------  ------  ------   -------
Motorcycles and Related Products      $155.8  $147.7   $ 8.1       5.5%

Transportation Vehicles                 47.7    44.3     3.4       7.6
Corporate                                6.9     7.2    (0.3)     (5.0)

Consolidated Harley-Davidson, Inc.
     before unusual charges            210.4   199.2    11.2       5.6
Goodwill and restructuring charges      57.0       -    57.0         -

Consolidated Harley-Davidson, Inc.    $267.4  $199.2   $68.2      34.2%

  The Motorcycles segment's operating expenses increased approximately 5.5% during 1993, although 1992's operating expenses included a $5.5 million charge in the Motorcycle division related to two voluntary recalls. In general, the increase in operating expense was the result of spending required to support the growing business, including international operations. Other areas of increase in 1993 include incentive compensation and engineering costs, while areas of decrease included product liability and warranty costs.

  During the fourth quarter of 1993, the Company recorded a $57.0 million charge to operations related to its Transportation Vehicles segment. $53.5 million ($.71 per share) of the charge related to goodwill associated with the Company's purchase of Holiday Rambler LLC (formerly Holiday Rambler Corporation) during 1986. Since the acquisition, the markets in which the Transportation Vehicles segment operates have become increasingly competitive, and the segment itself did not react appropriately to changes in market conditions, resulting in lower profit than initially anticipated. The Company considered these and other factors in concluding that an impairment of the goodwill asset had occurred. The Company measured the impairment by discounting estimated future cash flows of the Transportation Vehicles segment over the remaining goodwill amortization period, using a targeted cost of capital discount rate. In addition, the Company recorded a $3.5 million pretax ($0.03 per share) restructuring charge related to strategic decisions made with respect to certain operating units of the Transportation Vehicles segment.

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

                          CONSOLIDATED OTHER EXPENSES

  Consolidated other expense decreased $3.2 million during 1993 compared to 1992, primarily as the result of approximately $3.7 million of net foreign exchange gain recognized during 1993. In addition, the third quarter of 1992 included an unusual $1.9 million product recall in the Recreational Vehicles division related to units that had been produced eight to ten years earlier, prior to the purchase of Holiday Rambler by the Company. During the fourth quarter of 1993, the Company contributed $2.0 million toward the initial funding of the Harley-Davidson Foundation.

                       CONSOLIDATED NET INTEREST EXPENSE

  Consolidated net interest expense of $.8 million decreased $4.1 million (83.1%) compared to 1992. The conversion of the Company's 7 1/4% convertible subordinated debentures during the fourth quarter of 1992 and generally lower short-term debt levels were the primary factors in the decrease of consolidated interest expense.

                           CONSOLIDATED INCOME TAXES

  The Company's effective tax rate during 1993 was 72.3% due primarily to the effect of a $53.5 million goodwill write-off that was not deductible during 1993. Excluding the effect of the write-off, the Company's effective tax rate would have been 40.0% compared to 39.0% during 1992.

  OTHER MATTERS

                              ACCOUNTING CHANGES

  On January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 106 resulted in the recognition of a $32.1 million charge (net of tax) representing the cumulative effect of adopting the standard. The adoption of SFAS No. 109 resulted in the recognition of a cumulative effect adjustment of $1.8 million. The adoption of these standards had no impact on cash flows.

                             NET DEFERRED TAX ASSET

  The Company had a net deferred tax asset of approximately $43 million and $32 million at December 31, 1994 and 1993, respectively. In considering the necessity of establishing a valuation allowance on deferred tax assets, management considered: the levels of taxes paid in prior years that would be available for carryback; its ability to offset reversing deferred tax assets against reversing deferred tax liabilities; and, the Company's prospects for future earnings. Accordingly, it is the opinion of management that it is more likely than not that the gross deferred tax assets included in the consolidated balance sheet at December 31, 1994 will be realized in their entirety. It is the intent of management to evaluate the realizability of deferred tax assets on a quarterly basis.

                                FOREIGN CURRENCY

  As discussed in Note 6 of the notes to the consolidated financial statements, the Company attempts to limit its foreign currency exposure (primarily against European currencies) by entering into forward exchange contracts. The recent decline in the dollar against the German Deutsche Mark is not expected to have a material impact on 1995 earnings.

                            ENVIRONMENTAL MATTERS

  The Company's policy is to comply with all applicable environmental laws and regulations and has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar) and the U.S. Navy regarding the remediation of the Company's manufacturing facility in York, PA and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation of the York facility. The Company has established reserves for this amount.

  Recurring costs associated with managing hazardous substances and pollution in on-going operations are not material.

  The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of environmental compliance. During 1994, the Company spent approximately $1 million on equipment used to limit hazardous substances/pollutants and anticipates approximately the same in 1995. The Company does not expect that expenditures related to environmental matters will have a material effect on future operating results or cash flows.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company recorded cash flows from operating activities of $80.8 million in 1994 compared to $96.2 million during 1993. Cash flow from higher earnings during 1994 was largely offset by a net increase in working capital items, primarily accounts receivable and inventories. Accounts receivable at December 31, 1994 increased approximately $57.4 million, or 66.7% over the balance at December 31, 1993. This increase is primarily the result of a 26.6% increase in consolidated revenues and additional foreign receivables which generally have longer terms. Additionally, during 1994, the Motorcycles segment discontinued the granting of a 2% cash discount on domestic parts and accessories sales which has resulted in the slower collection of these balances. In addition, the Transportation Vehicles segment reported an increase in December sales from $23 million in 1993 to $42 million in 1994 increasing receivables accordingly. Inventories at December 31, 1994 increased approximately $33.3 million, or 23.7% over the balance at December 31, 1993. The primary increase is a result of the increase in demand for parts and accessories (revenues up 28.8%) and the Company's effort to increase fill rates on dealer orders. Fill rates have increased to 95% and the Company is evaluating the appropriate parts and accessories inventory mix required to continue to meet this fill rate. In addition, the Recreational Vehicles division reported increases in work-in-process inventories due to minor part shortages that prevented the shipment of some units at year-end. Finished goods inventories at the Transportation Vehicles segment's Holiday World retail stores increased compared to 1993 due primarily to the recent introduction of '95 model-year Imperial units.

  Capital expenditures amounted to $94.7 million and $55.2 million during 1994 and 1993, respectively. The Company anticipates 1995 capital expenditures will approximate $100-$110 million. As discussed earlier, the Company's Board of Directors approved a manufacturing strategy during the third quarter of 1993. The Company estimated the cost of capital expenditures for new initiatives under this plan would be approximately $80 million through 1996 of which approximately $37 million has been incurred as of December 31, 1994. An estimated additional $30 million of capital expenditures during 1995 and 1996 should increase annual production capacity to 115, 000 units by 1997. These estimates are in addition to capital expenditures to maintain existing equipment and for new product development. The Company anticipates funding all capital expenditures with internally generated funds.

  The Company currently has nominal levels of long-term debt and has available lines of credit of approximately $46 million, of which approximately $29 million remained available at year-end.

  The Company's Board of Directors declared quarterly cash dividends during 1994 totaling $.14 per share and two quarterly cash dividends totaling $.06 per share during 1993 (adjusted for the 1994 stock split).

  Item 8.  Consolidated financial statements and supplementary data
  -------  --------------------------------------------------------

              Report of Ernst & Young LLP, independent auditors

              Consolidated statements of operations

              Consolidated balance sheets

              Consolidated statements of cash flows

              Consolidated statements of shareholders' equity

              Notes to consolidated financial statements

              Supplementary data
                Quarterly financial data (unaudited)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


  The Board of Directors and
   Shareholders
  Harley-Davidson, Inc.


  We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in notes 5 and 8 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                                ERNST & YOUNG LLP


  Milwaukee, Wisconsin
  January 21, 1995

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1994, 1993 and 1992
                    (In thousands, except per share amounts)


                                                            1994         1993         1992
                                                         -----------  -----------  -----------

  Net sales                                              $1,541,796   $1,217,428   $1,105,284
  Cost of goods sold                                      1,120,332      880,269      808,871
                                                         ----------   ----------   ----------
  Gross profit                                              421,464      337,159      296,413

  Selling, administrative and engineering                   261,157      210,329      199,216
  Goodwill and restructuring charges                              -       57,024            -
                                                         ----------   ----------   ----------
  Income from operations                                    160,307       69,806       97,197

  Interest income                                             2,430        1,214          956
  Interest expense                                           (2,386)      (2,045)      (5,868)
  Other - net                                                 1,718       (2,460)      (3,476)
                                                         ----------   ----------   ----------

  Income before provision for income taxes,
      extraordinary item and accounting changes             162,069       66,515       88,809
  Provision for income taxes                                 57,797       48,072       34,636
                                                         ----------   ----------   ----------

  Income before extraordinary item and
      accounting changes                                    104,272       18,443       54,173
  Extraordinary item, loss on debt
      repurchases, net of tax                                     -            -         (388)
                                                         ----------   ----------   ----------
  Income before accounting changes                          104,272       18,443       53,785

  Cumulative effect of accounting changes:
      Postretirement health care benefits, net of tax             -      (32,124)           -
      Income taxes                                                -        1,796            -
                                                         ----------   ----------   ----------

  Net income (loss)                                      $  104,272   $  (11,885)  $   53,785
                                                         ==========   ==========   ==========

  Earnings (loss) per common share assuming no dilution:
    Income before extraordinary item and accounting
     changes                                                  $1.37        $ .24        $ .76
      Extraordinary item                                         -             -         (.01)
      Accounting changes                                         -          (.40)           -
                                                              -----        -----        -----
      Net income (loss)                                       $1.37        $(.16)       $ .75
                                                              =====        =====        =====

  Earnings (loss) per common share assuming full dilution:
    Income before extraordinary item and accounting
     changes                                                  $1.37        $ .24        $ .73
      Extraordinary item                                         -             -         (.01)
      Accounting changes                                         -          (.40)           -
                                                              -----        -----        -----
      Net income (loss)                                       $1.37        $(.16)       $ .72
                                                              =====        =====        =====

  Cash dividends per common share                             $ .14        $ .06        $   -
                                                              =====        =====        =====

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                      (In thousands, except share amounts)

      ASSETS                        1994       1993
      ------                      ---------  ---------
  Current assets:
    Cash and cash equivalents     $ 59,285   $ 77,709
    Accounts receivable, net of
     allowance for doubtful
     accounts                      143,396     86,031
    Inventories                    173,420    140,151
    Deferred income taxes           20,111     20,296
    Prepaid expenses                 9,424      9,571
                                  --------   --------
   Total current assets            405,636    333,758

  Property, plant, and
   equipment, net                  262,787    205,768
  Deferred income taxes             22,924     11,676
  Other assets                      47,868     32,083
                                  --------   --------
                                  $739,215   $583,285
                                  ========   ========

      LIABILITIES AND
       SHAREHOLDERS' EQUITY
--------------------------------
  Current liabilities:
    Notes payable                 $ 17,890   $ 20,580
    Accounts payable                63,988     56,350
    Accrued expenses and other     133,987    113,043
    Current maturities of
     long-term debt                    413        789
                                  --------   --------
    Total current liabilities      216,278    190,762

  Long-term liabilities             29,422     12,612
  Postretirement health care
   benefits                         60,283     54,999

  Commitments and contingencies
   (Note 6)

  Shareholders' equity:
    Series A Junior
     Participating preferred
     stock, none issued                  -          -
    Common stock, 77,156,252
     and 38,452,490 shares
     issued
      in 1994 and 1993,
       respectively                    772        385
    Additional paid-in capital     150,728    137,150
    Retained earnings              283,010    189,410
    Cumulative foreign currency
     translation adjustment          1,174        186
                                  --------   --------
                                   435,684    327,131
    Less:
      Treasury stock (836,328
       and 456,464 shares in
       1994
        and 1993,
         respectively), at cost     (1,581)    (1,583)
      Unearned compensation           (871)      (636)
                                  --------   --------

    Total shareholders' equity     433,232    324,912
                                  --------   --------
                                  $739,215   $583,285
                                  ========   ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)

                                                                       1994       1993       1992
                                                                     ---------  ---------  ---------

  Cash flows from operating activities:
   Net income (loss)                                                 $104,272   $(11,885)  $ 53,785
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Goodwill and restructuring charges                                    -     57,024          -
      Depreciation and amortization                                    36,942     33,272     29,410
      Deferred income taxes                                           (11,063)   (25,922)      (993)
      Long-term employee benefits                                      11,993     57,386      1,369
      Loss on disposal of long-term assets                                611        626      1,164
      Equity in net (income) loss of joint ventures                       (56)     1,427          -
      Other                                                                 -          -     (7,200)
      Net changes in other current assets and current liabilities     (61,905)   (15,756)    10,380
                                                                     --------   --------   --------
   Total adjustments                                                  (23,478)   108,057     34,130
                                                                     --------   --------   --------
   Net cash provided by operating activities                           80,794     96,172     87,915

  Cash flows from investing activities:
   Net capital expenditures                                           (94,670)   (55,202)   (47,229)
   Investment in joint ventures                                             -    (10,350)         -
   Other - net                                                         (1,907)    (1,484)    (2,727)
                                                                     --------   --------   --------
   Net cash used in investing activities                              (96,577)   (67,036)   (49,956)

  Cash flows from financing activities:
   Net increase (decrease) in notes payable                            (2,690)     4,647    (23,593)
   Payments on long-term debt                                          (1,481)    (1,183)    (9,420)
   Dividends paid                                                     (10,672)    (4,555)         -
   Issuance of stock under employee stock plans                        12,202      5,542      8,257
                                                                     --------   --------   --------
   Net cash provided by (used in) financing activities                 (2,641)     4,451    (24,756)
                                                                     --------   --------   --------

  Net increase (decrease) in cash and cash equivalents                (18,424)    33,587     13,203

  Cash and cash equivalents:
   At beginning of year                                                77,709     44,122     30,919
                                                                     --------   --------   --------
   At end of year                                                    $ 59,285   $ 77,709   $ 44,122
                                                                     ========   ========   ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1994, 1993 and 1992
                      (In thousands, except share amounts)


                                                                                        Cumulative
                                             Common Stock                                foreign
                                          -------------------  Additional                currency
                                            Issued               paid-in    Retained   translation   Treasury     Unearned
                                            shares    Balance    capital    earnings    adjustment     stock    compensation
                                          ----------  -------  -----------  ---------  ------------  ---------  -------------

Balance December 31, 1991                 18,310,000     $183    $ 87,730   $152,065        $1,566    $  (984)       $(2,560)

Two-for-one common stock split            18,310,000      183        (183)         -             -          -              -

Net income                                         -        -           -     53,785             -          -              -

Amortization of unearned compensation,
    net of cancellations                           -        -           -          -             -        (73)           923

Exercise of stock options                          -        -       2,757          -             -         29              -

Tax benefit of restricted shares and
    stock options                                  -        -       5,471          -             -          -              -

Conversions of subordinated
    debentures                             1,832,490       19      35,278          -             -          -              -

Foreign currency translation
    adjustment                                     -        -           -          -          (809)         -              -
                                          ----------  -------    --------   --------   -----------   --------   ------------

Balance December 31, 1992                 38,452,490      385     131,053    205,850           757     (1,028)        (1,637)

Net loss                                           -        -           -    (11,885)            -          -              -

Dividends                                          -        -           -     (4,555)            -          -              -

Amortization of unearned compensation,
    net of cancellations                           -        -           -          -             -       (566)         1,001

Exercise of stock options                          -        -       2,044          -             -         11              -

Tax benefit of restricted shares and
    stock options                                  -        -       4,053          -             -          -              -

Foreign currency translation
    adjustment                                     -        -           -          -          (571)         -              -
                                          ----------  -------    --------   --------   -----------   --------   ------------

Balance December 31, 1993                 38,452,490      385     137,150    189,410           186     (1,583)          (636)

Two-for-one common stock split            38,452,490      385        (385)         -             -          -              -

Net income                                         -        -           -    104,272             -          -              -

Dividends                                          -        -           -    (10,672)            -          -              -

Restricted stock issuance                          -        -       1,763          -             -          2         (1,765)

Amortization of unearned compensation              -        -           -          -             -          -          1,530

Exercise of stock options                    251,272        2       1,870          -             -          -              -

Tax benefit of restricted shares and
   stock options                                   -        -      10,330          -             -          -              -

Foreign currency translation
    adjustment                                     -        -           -          -           988          -              -
                                          ----------  -------    --------   --------   -----------   --------   ------------

Balance December 31, 1994                 77,156,252     $772    $150,728   $283,010        $1,174    $(1,581)       $  (871)
                                          ==========  =======    ========   ========   ===========   ========   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1994


1. Summary of significant accounting policies
   ------------------------------------------

   Principles of consolidation - The consolidated financial statements include
   ---------------------------
   the accounts of Harley-Davidson, Inc. and all of its wholly owned subsidiaries (the Company), including the accounts of Harley-Davidson Motor Company (HDMC) and Holiday Rambler LLC (Holiday Rambler). All significant intercompany accounts and transactions are eliminated.

   The Company has investments in certain entities which are accounted for using the equity method. Accordingly, the Company's share of the net earnings (losses) of these entities is included in consolidated net income
   (loss).

   Cash and cash equivalents - The Company considers all highly liquid
   -------------------------
   investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories - Inventories are valued at the lower of cost or market.
   -----------
   Motorcycle and new transportation vehicle inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories, $33.3 million in 1994 and $26.5 million in 1993, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

   Depreciation - Depreciation of plant and equipment is determined on the
   ------------
   straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

   Product warranty - Product warranty costs are charged to operations based
   ----------------
   upon the estimated warranty cost per unit sold.

   Research and development expenses - Research and development expenses were
   ---------------------------------
   approximately $29.5 million, $22.7 million and $17.6 million for 1994, 1993 and 1992, respectively.

   Environmental - The Company accrues for environmental loss contingencies
   -------------
   when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company does not use discounting in determining its environmental liabilities. See Note 6.

   Earnings (loss) per share - Earnings (loss) per common share assuming no
   -------------------------
   dilution is calculated by dividing elements of net income (loss) by the weighted average number of common shares outstanding during the period, as adjusted for the stock split described in Note 9. The weighted average number of common shares outstanding during 1994, 1993 and 1992 were 76.2 million, 75.9 million and 71.8 million, respectively.

   Earnings (loss) per common share assuming full dilution includes shares generated by the assumed conversion of convertible debt at the beginning of the period as well as the dilutive effect of stock options in 1992. Shares used in computing earnings per common share assuming full dilution during 1992 were 76.5 million. Stock options were not materially dilutive during 1994 or 1993.

2.  Additional balance sheet and cash flows information
    ---------------------------------------------------

    Accounts receivable consist of the following:

                                                      December 31
                                                   -----------------
                                                     1994     1993
                                                   --------  -------
                                                    (In thousands)
      Motorcycles and Related Products segment:
       Domestic                                    $ 58,107  $27,854
       Foreign                                       58,154   46,686

      Transportation Vehicles segment                27,135   11,491
                                                   --------  -------

                                                   $143,396  $86,031
                                                   ========  =======

    Domestic motorcycle and transportation vehicle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account except for sales to European distributors, which are typically backed by letters of credit.

    The allowance for doubtful accounts deducted from accounts receivable was $2.0 million and $1.8 million at December 31, 1994 and 1993, respectively.


                                                          December 31
                                                       ------------------
                                                         1994      1993
                                                       --------  --------
                                                         (In thousands)
    Inventories:
      Components at the lower of FIFO cost or market:
        Raw materials and work in process              $ 70,685  $ 54,155
        Finished goods                                   69,745    66,865
        Parts and accessories                            52,554    35,366
                                                       --------  --------
                                                        192,984   156,386
      Excess of FIFO over LIFO inventories               19,564    16,235
                                                       --------  --------
                                                       $173,420  $140,151
                                                       ========  ========

    Property, plant and equipment, at cost:
      Land and land improvements                       $ 11,587  $ 11,260
      Buildings and improvements                         93,725    79,666
      Machinery and equipment                           329,679   252,857
                                                       --------  --------
                                                        434,991   343,783
      Less accumulated depreciation                     172,204   138,015
                                                       --------  --------
                                                       $262,787  $205,768
                                                       ========  ========

      ---------------------------------------------------------------

                                                 December 31
                                              ------------------
                                                1994      1993
                                              --------  --------
                                                (In thousands)
  Accrued expenses and other:
    Payroll, bonuses, and related expenses    $ 51,659  $ 41,226
    Warranty/recalls                            15,856    16,446
    Dealer incentive programs                   14,653    14,614
     Product liability                           9,941    11,408
      Other taxes payable                        2,131     3,729
    Income taxes payable                        18,136     3,960
    Other                                       21,611    21,660
                                              --------  --------

                                              $133,987  $113,043
                                              ========  ========

      Supplemental cash flow information is as follows:

                                                  1994       1993       1992
                                                ---------  ---------  ---------
                                                        (In thousands)
   Net changes in other current assets and
    current liabilities:
     Receivables                                $(57,365)  $  7,147   $(21,661)
     Inventories                                 (33,269)   (37,980)    12,255
     Prepaid expenses                                147         46       (940)
     Accounts payable and accrued expenses        28,582     15,031     20,726
                                                --------   --------   --------
                                                $(61,905)  $(15,756)  $ 10,380
                                                ========   ========   ========


    Cash paid during the period for interest and income taxes is as follows:


         Interest                               $  2,308   $  1,959   $  5,940
                                                ========   ========   ========
         Income taxes                            $47,612    $53,277    $28,092
                                                 =======    =======    =======

    In December 1992, the Company issued approximately 3.6 million shares of its common stock in exchange for the remaining $36.3 million of Harley-Davidson, Inc. 7-1/4% convertible subordinated debentures.

3.  Investments
    -----------

    On January 5, 1993, the Company invested $10.0 million for a 49% interest in Eaglemark Financial Services, Inc., formerly Eagle Credit Corporation, (Eagle). Eagle was formed to provide wholesale and retail financing to the Company's dealer networks and customers. Upon the completion of its capitalization on January 5, 1993, Eagle purchased all of Holiday Rambler's floor plan obligations (Notes payable) from a third party finance company. Eagle also began providing wholesale financing to the Company's independent dealers on that date, by purchasing a wholesale motorcycle floor plan financing portfolio from the third party finance company.

    The Company accounts for this and another investment using the equity method. As of December 31, 1994 and 1993, respectively, the Company's carrying value of its investments in these unconsolidated affiliates totaled $9.0 and $8.9 million which is included in other assets. In addition, accounts receivable includes a $16.8 million and $9.4 million amount due from Eagle as of December 31, 1994 and 1993, respectively.

4.  Notes payable
    -------------

    Notes payable primarily represent floor plan obligations of Holiday Rambler which are secured by specific units held for sale (approximately $23 million of the finished goods inventory at December 31, 1994).

    As of December 31, 1994, the Company had unsecured lines of credit totaling approximately $45.7 million, of which approximately $28.5 million remained
    available after consideration of borrowings and   outstanding   letters of
    credit.

5.  Income taxes
    ------------

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company adopted this standard on a prospective basis effective January 1, 1993. The adoption resulted in additional income of $1.8 million related primarily to the accounting treatment applied to inventory.

    Details of income before provision for income taxes are as follows:

                                            1994      1993       1992
                                          --------  ---------  --------
                                                   (In thousands)
    Income before taxes, extraordinary
     item and accounting changes:
       Domestic                           $147,638  $ 55,709   $77,802
       Foreign                              14,431    10,806    11,007
    Extraordinary item                           -         -      (644)
    Accounting changes                           -   (52,661)        -
                                          --------  --------   -------
                                          $162,069  $ 13,854   $88,165
                                          ========  ========   =======

    Provision for income taxes consists of the following:

    Income tax (benefit) applicable to:
      Income before taxes, extraordinary
       item and accounting changes        $ 57,797  $ 48,072   $34,636
      Extraordinary item                         -         -      (256)
      Accounting changes                         -   (22,333)        -
                                          --------   --------   -------
                                          $ 57,797   $ 25,739   $34,380
                                          ========   ========   =======

    Provision for income taxes:
      Current:
       Federal                            $ 50,356   $ 38,031   $22,968
       State                                11,380      9,368     6,981
       Foreign                               7,124      4,262     5,424
                                          --------   --------   -------
                                            68,860     51,661    35,373
      Deferred:
       Federal                              (9,292)   (24,780)   (1,140)
       State                                (1,457)    (2,573)     (121)
       Foreign                                (314)     1,431       268
                                          --------   --------   -------
                                           (11,063)   (25,922)     (993)
                                          --------   --------   -------
    Total                                 $ 57,797   $ 25,739   $34,380
                                          ========   ========   =======

    ------------------------

     The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate due to the following items:


                                              1994      1993      1992
                                            --------  --------  --------
                                                   (In thousands)
     Provision at statutory rate            $56,724   $ 4,849   $29,976
     Write-off of goodwill                        -    18,746         -
     Foreign income taxes                     1,618     1,484     2,033
     Foreign tax credits                     (1,560)   (1,100)   (1,600)
     State taxes, net of federal benefit      6,563     3,687     4,171
     Legal reorganization                    (4,600)        -         -
     Foreign sales corporation               (1,549)   (1,405)     (613)
     Other                                      601      (522)      413
                                            -------   -------   -------
      Provision for income taxes            $57,797   $25,739   $34,380
                                            =======   =======   =======

     The Company's 1994 tax provision includes a one-time benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment.

     Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31 include the following:

                                                         1994      1993
                                                       --------  ---------
                                                         (In thousands)
     Deferred tax assets:
      Accruals not yet tax deductible                  $23,785   $ 29,874
      Postretirement health care benefit obligation     23,932     21,834
      Other, net                                         3,271        956
                                                       -------   --------
                                                        50,988     52,664

     Deferred tax liabilities:
      Depreciation, tax in excess of book               (4,463)   (12,124)
      Inventory adjustments                             (2,461)    (6,453)
      Pension obligation                                (1,029)    (2,115)
                                                       -------   --------
                                                        (7,953)   (20,692)
                                                       -------   --------

      Net deferred tax asset                           $43,035   $ 31,972
                                                       =======   ========

6.  Commitments and contingencies
    -----------------------------

    The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. Subsequent to the end of the year, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the

--  -----------------------------------------

    Agreement. The Navy has also agreed to reimburse the Company for response costs the Company had incurred up to the date of the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

    The Company self-insures its product liability loss exposure. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

    The Company enters into forward exchange contracts to hedge against sales transactions denominated principally in European currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to foreign subsidiaries will be adversely affected by changes in exchange rates. At December 31, 1994, the Company had forward exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. Dollars or German Deutsche Marks. These contracts represent a combined U.S. dollar equivalent commitment of approximately $59.2 million and $45.5 million at December 31, 1994 and 1993, respectively. The current contracts mature at various dates through August, 1995. Unrealized gains and losses associated with these contracts are deferred and recognized at the time of, and as part of, the hedged sale transaction. At December 31, 1994 and 1993, these contracts had a deferred contract loss of approximately $.2 million and a deferred contract gain of approximately $1.0 million, respectively, based on published exchange rates. In the event of nonperformance by counterparties on foreign exchange contracts, the Company could be exposed to credit loss; however, the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains on such contracts.

    At December 31, 1994, the Motorcycles and Related Products segment (the Motorcycles segment) and the Transportation Vehicles segment (the Transportation segment) estimated that they were contingently liable under repurchase agreements for a maximum of $39.2 million and $42.2 million, respectively, to lending institutions, principally Eagle, that provide wholesale floor plan financing to their dealers. These agreements are customary in both the motorcycle and recreational vehicle industry. The Company's loss exposure on repurchase is limited to the difference between the resale value of the vehicle and the amount required to be paid the lending institution at the time of repurchase.

    The Motorcycles segment has a trade acceptance agreement with  Eagle (see
    Note 3) that expires on June 1, 1995, and is subject to annual renewal. Under the terms of the agreement, the Motorcycle segment receives cash from Eagle in the amount of 100% of certain eligible accounts receivable at the time of sale. On June 1, 1995, the Motorcycle segment is obligated to repurchase all unpaid balances from Eagle. At December 31, 1994, trade acceptances of $19.9 million were subject to this agreement. The Company has not incurred any material losses from the foregoing repurchase agreements and currently anticipates no material losses.

    -----------------------------------------

    At December 31, 1994, the Company was contingently liable for $17.2 million related to letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

7.  Employee benefit plans
    ----------------------

    The Company has several noncontributory defined benefit pension plans or profit sharing plans covering substantially all employees of the Motorcycles segment. The Company's policy with respect to the pension plans is to fund pension benefits to the extent contributions are deductible for tax purposes.

    The following data is provided for the pension plans for the years indicated:

                                                            Year Ended December 31,
                                                      -------------------------------------
                                                          1994          1993        1992
                                                      ------------  ------------  ---------
Components of net periodic pension cost:
 Service cost - benefits earned during the year          $  5,324      $  3,384   $  2,580
 Interest cost on projected benefit obligations            10,284         8,188      7,364
 Actual return on plan assets                              (2,028)       (7,327)    (3,367)
 Net amortization and deferral                             (5,208)         (606)    (4,173)
                                                         --------      --------   --------
 Net periodic pension cost                               $  8,372      $  3,639   $  2,404
                                                         ========      ========   ========

Reconciliation of funded status:
                                                                  September 30, 1994          September 30, 1993
                                                               -------------------------   ------------------------
                                                                 Assets      Accumulated      Assets    Accumulated
                                                                 Exceed        Benefits       Exceed      Benefits
                                                               Accumulated      Exceed     Accumulated     Exceed
                                                                 Benefits       Assets       Benefits      Assets
                                                               -----------   -----------   -----------   ----------
Actuarial present value of benefit obligations:
 Vested benefit obligation                                       $ 34,790      $ 59,562      $ 29,687     $ 50,877
 Nonvested benefit obligation                                       4,622         6,050         4,058        5,363
                                                                 --------      --------      --------     --------
 Accumulated benefit obligation                                  $ 39,412      $ 65,612      $ 33,745     $ 56,240
                                                                 ========      ========      ========     ========

Projected benefit obligations for service rendered to date       $ 56,214      $ 81,271      $ 48,015     $ 72,096
Plan assets at fair value, consisting primarily of debt
 securities, bank common trust funds, common stock,
 and an immediate participation guarantee contract                 40,427        52,825        38,805       51,662
                                                                 --------      --------      --------     --------

Projected benefit obligation in excess of plan assets              15,787        28,446         9,210       20,434
Unrecognized net loss from past experience different
 from that assumed and changes in assumptions                     (14,062)      (16,724)      (15,271)     (17,200)
Unrecognized prior service cost                                    (5,783)       (7,675)          (50)      (2,602)
Unrecognized transition asset                                         743         1,119           866        1,344
Additional minimum liability                                            -         7,620             -        2,602
                                                                 --------      --------      --------     --------

Accrued (prepaid) pension cost, September 30                       (3,315)       12,786        (5,245)       4,578
Fourth quarter contribution                                          (482)         (222)         (482)        (159)
                                                                 --------      --------      --------     --------
Accrued (prepaid) pension cost, December 31                      $ (3,797)     $ 12,564      $ (5,727)    $  4,419
                                                                 ========      ========      ========     ========

    ----------------------------------

    In 1993, the Company elected to change the measurement date for pension plan assets and liabilities from December 31 to September 30. The change in measurement date had no effect on 1993, or prior years', pension expense.

    The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1994, the adjustment required to reflect the Company's minimum pension liability was $7.6 million. The Company has recorded an intangible asset in the same amount.

    The assumptions used in determining pension expense (for the following year) and funded status information shown above were as follows:

                                                 1994     1993    1992
                                                -----    -----   -----

    Discount rate                                8.3%     7.8%    8.5%
    Rate of increase in future compensation
     levels                                      5.0%     5.0%    5.0%
    Assumed long-term rate of return on plan
     assets                                     10.3%    10.3%   10.3%

    Certain of the Company's plans relating to hourly employees were amended during 1994, 1993 and 1992 to increase the scheduled benefits. The Company's plan relating to salaried employees was also amended during 1994 to increase the scheduled benefits.

    The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $2.7, $1.2 and $.4 million for matching contributions during 1994, 1993 and 1992, respectively.

8.  Postretirement health care benefits
    -----------------------------------

    The Company has several postretirement health care benefit plans covering substantially all employees of the Motorcycles segment. Employees are eligible to receive benefits upon attaining age 55 after rendering at least 10 years of service to the Company.

    On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires companies to accrue the cost of postretirement benefits during the employees' active service period.
    The Company elected to immediately recognize the accumulated postretirement benefit obligation upon adoption of SFAS 106. The Company recorded a cumulative effect adjustment of $32.1 million, net of tax, related to the transition obligation. In prior years, the Company accounted for postretirement benefits on a cash basis.

    The Company uses September 30 as the measurement date for valuing its postretirement health care obligation.

    ----------------------------------------------

    The Company's postretirement health care plans are currently funded as claims are submitted ($1.6 million in 1994 and 1993). Some of the plans require employee contributions to offset benefit costs. The status of the plans was as follows:

                                                          September 30
                                                       ------------------
                                                         1994      1993
                                                       --------  --------
                                                         (In thousands)
     Accumulated postretirement benefit obligation:
      Retirees                                         $16,759   $19,538
      Fully eligible active plan participants            8,501    12,776
      Other active plan participants                    22,580    26,640
                                                       -------   -------
                                                        47,840    58,954
      Unrecognized net gain (loss)                      10,033    (3,528)
      Unrecognized prior service cost                    2,860         -
      Fourth quarter contribution                         (450)     (427)
                                                       -------   -------
      Accrued postretirement benefit liability,
       December 31                                     $60,283   $54,999
                                                       =======   =======


     The net periodic postretirement benefit cost includes the following:

                                                    Year Ended December 31
                                                    -----------------------
                                                          1994      1993
                                                       -------   -------
                                                          (In thousands)
      Service cost - benefits earned during
       the year                                        $ 2,384   $ 1,967
      Interest cost on projected benefit obligation      4,504     4,277
                                                       -------   -------
      Net periodic postretirement benefit cost         $ 6,888   $ 6,244
                                                       =======   =======

     The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was 10%. The per capita health care cost trend rate was assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. This assumption can have a significant effect on the amounts reported. If the weighted average health care cost trend rate were to increase by 1%, the accumulated postretirement benefit obligation as of September 30, 1994 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 would increase by $3.5 million and $.5 million, respectively. The weighted average discount rate used to determine the accumulated postretirement benefit obligation of the health care plan as of September 30, 1994 and 1993 was 8.25% and 7.75%, respectively. The Company used a weighted average discount rate of 8.5% in establishing the transition obligation at January 1, 1993.

     Pretax postretirement benefits expense was $1.6 million for the year ended December 31, 1992.


9.   Capital stock
     -------------

     The Company has 100 million authorized shares of $.01 par value common stock.

     On August 17, 1994 the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on August 29, 1994, payable on September 12, 1994. Outstanding stock options and shares available under option plans have been amended to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares, except shares authorized, in the notes to the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

     -------------------------

     The Company has designated .5 million of the authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 400 votes per share (subject to adjustment) and other rights such that the value of a one one-hundredth interest in a share of Preferred Stock should approximate the value of four shares of common stock.

     The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights). Each outstanding share of common stock entitles its holder to one-quarter Right. Under certain conditions, each Right entitles the holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $100, subject to adjustment. The Rights are only exercisable if a person or group has acquired 15% or more of the outstanding common stock or has announced an intention to acquire 25% or more of the outstanding common stock. If there is a 15% acquiring party, each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, common stock having a market value of two times the exercise price.

     The Company has a restricted stock plan in which plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding eight years. Participants may vest in certain amounts of the restricted stock upon death, disability or retirement as described in the plan.

     Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     Information with respect to restricted stock outstanding is as follows:

                                                      1994        1993        1992
                                                  --------   ---------    --------
    Outstanding at beginning of year at
     $4.46 to $5.05 per share                      966,074   1,424,568   1,916,576
    Restricted shares vested at
     $4.46 to $5.05 per share                     (931,874)   (341,822)   (476,864)
    Restricted shares cancelled at
     $4.65 to $5.03 per share                            -    (116,672)    (15,144)
                                                  --------   ---------   ---------
    Total shares outstanding at end of year at
     $4.73 to $5.05 per share                       34,200     966,074   1,424,568
                                                  ========   =========   =========

    Expense in 1994, 1993 and 1992 associated with this restricted stock plan was $.6 million, $.4 million and $.9 million, respectively.

    -------------------------

    The Company has Stock Option Plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options may be exercised one year after the date of grant, not to exceed 25 percent of the shares in the first year with an additional 25 percent to be exercisable in each of the three following years. The options expire ten years from the date of grant. The maximum number of shares of common stock available for grants under such plans are 6.0 million at December 31, 1994 of which 1.2 million shares remain available for future grants. The exercise price of outstanding options at December 31, 1994 ranged from $1.48 to $26.16. A summary of option activity is as follows:


                                                         1994        1993        1992
                                                      ----------  ----------  -----------

      Options outstanding at beginning of year        2,583,482   3,021,780    3,447,420
      Options granted                                   728,410      16,000      629,044
      Options exercised or cancelled                   (293,834)   (454,298)  (1,054,684)
                                                      ---------   ---------   ----------
      Options outstanding at end of year              3,018,058   2,583,482    3,021,780
                                                      =========   =========   ==========

      Number of options exercisable at end of year    1,806,038   1,468,712    1,022,756
                                                      =========   =========   ==========

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


10.  Goodwill and restructuring charges
     ----------------------------------

     During the fourth quarter of 1993, the Company recorded a $53.5 million charge to operations resulting from the write-off of the remaining goodwill associated with the Company's purchase of Holiday Rambler in 1986. Since 1986, the markets in which Holiday Rambler operates have become increasingly competitive, resulting in lower profitability than initially anticipated. The Company considered these factors, as well as estimated future operating results, during the fourth quarter of 1993 in concluding that an impairment had occurred. The Company measured the impairment and, based on the results of that measurement, recorded a $53.5 million charge against earnings. In measuring the impairment, the Company calculated the discounted value of estimated Holiday Rambler cash flows, over the approximate remaining goodwill amortization period, using a targeted cost of capital discount rate.

     In 1993, the Company also recorded a pretax restructuring charge of approximately $3.5 million related to strategic decisions made with respect to certain operating units of Holiday Rambler.

     Goodwill and restructuring charges, in total, had the effect of reducing 1993 earnings per share by $.74.

11.  Business segments and foreign operations
     ----------------------------------------

     (a) BUSINESS SEGMENTS

     The Company operates in two business segments: Motorcycles and Related Products and Transportation Vehicles.

     Information by industry segment is set forth below (in thousands):


                                                  1994          1993         1992
                                            ----------    ----------   ----------
 Net sales:
  Motorcycles and Related Products          $1,158,991    $  933,262   $  822,929
  Transportation Vehicles                      382,805       284,166      282,355
                                            ----------    ----------   ----------
                                            $1,541,796    $1,217,428   $1,105,284
                                            ==========    ==========   ==========

 Income (loss) from operations:
  Motorcycles and Related Products          $  163,510    $  136,217   $  102,300
  Transportation Vehicles (1)                    6,745       (59,533)       2,137
  General corporate expenses                    (9,948)       (6,878)      (7,240)
                                            ----------    ----------   ----------
                                               160,307        69,806       97,197

 Interest income (expense), net                     44          (831)      (4,912)

 Other:
  Motorcycles and Related Products               1,196        (3,249)      (1,611)
  Transportation Vehicles                          522           789       (1,865)
                                            ----------    ----------   ----------
                                                 1,718        (2,460)      (3,476)
                                            ----------    ----------   ----------
 Income before provision for
  income taxes, extraordinary item and
   accounting changes                       $  162,069    $   66,515   $   88,809
                                            ==========    ==========   ==========

(1) Includes a $57.0 million charge related primarily to the write-off of goodwill in 1993.

                                    Motorcycles
                                    and Related    Transportation
                                     Products         Vehicles      Corporate    Consolidated
                                    -----------    --------------   ----------   ------------
1994
----
Identifiable assets                 $  502,267         $165,533     $   71,415    $  739,215
Depreciation and amortization           32,617            4,079            246        36,942
Net capital expenditures                88,542            6,004            124        94,670

1993
----
Identifiable assets                 $  367,794         $134,699     $   80,792    $  583,285
Depreciation and amortization           27,225            5,813            234        33,272
Net capital expenditures                52,324            2,766            112        55,202

1992
----
Identifiable assets                 $  313,953         $178,252     $   29,959    $  522,164
Depreciation and amortization           22,630            6,639            141        29,410
Net capital expenditures                42,276            4,754            199        47,229

There were no sales between business segments for the years ended December 31, 1994, 1993 or 1992.

    ----------------------------------------------------

    (b) FOREIGN OPERATIONS

        Included in the consolidated financial statements are the following amounts relating to foreign affiliates:

                       1994      1993      1992
                     --------  --------  --------
                            (In thousands)

        Assets       $ 57,626  $ 49,109  $ 37,962
        Net sales     176,521   144,639   132,557
        Net income      7,621     5,113     5,315

        Export sales of domestic subsidiaries to nonaffiliated customers were $155.2 million, $117.6 million and $106.9 million in 1994, 1993 and 1992, respectively.

SUPPLEMENTARY DATA
------------------

Quarterly financial data (unaudited)
------------------------------------
(In millions, except per share data)



                                           1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
                                         ---------------  --------------  --------------  ---------------
                                          1994    1993     1994    1993    1994    1993    1994    1993
                                         ------  -------  ------  ------  ------  ------  ------  -------

Net sales                                $343.7  $269.5   $401.4  $334.4  $384.0  $284.4  $412.7  $329.1

Gross profit                               90.3    75.4    113.4    90.9   106.5    76.2   111.3    94.7

Income before accounting changes (a)       20.8    15.1     34.6    23.8    23.8    16.4    25.1   (36.9)
Accounting changes                            -   (30.3)       -       -       -       -       -       -
Net income (loss)                          20.8   (15.2)    34.6    23.8    23.8    16.4    25.1   (36.9)

Earning (loss) per common share
assuming no dilution:
 Income before accounting changes (a)       .27     .20      .46     .31     .31     .22     .33    (.49)
 Accounting changes                           -    (.40)       -       -       -       -       -       -
 Net income (loss)                          .27    (.20)     .46     .31     .31     .22     .33    (.49)



(a) 1993 fourth quarter results include a $57.0 million charge related primarily to the write-off of goodwill, which reduced earnings per share by $.74.

Item 9.   Changes in and disagreements with accountants on accounting and
-------   ---------------------------------------------------------------
financial disclosure
--------------------

              None.

                                    PART III
                                    --------

  Item 10.  Directors and executive officers of the registrant
  -------   --------------------------------------------------

  Information with respect to the Directors of the registrant will be included in the Company's definitive proxy statement for the 1995 annual meeting of shareholders (the "Proxy Statement"), which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1994, and is hereby incorporated by reference to such Proxy Statement.

  Certain information with respect to the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be included in the Company's proxy statement for 1995 which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1994, and is hereby incorporated by reference to such proxy statement.

  Item 11.  Executive compensation
  -------   ----------------------

  This information will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1994, and is hereby incorporated by reference to such Proxy Statement.

  Item 12.  Security ownership of certain beneficial owners and management
  -------   --------------------------------------------------------------

  This information will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31,1994, and is hereby incorporated by reference to such Proxy Statement.

  Item 13.  Certain relationships and related transactions
  -------   ----------------------------------------------

  This information will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1994, and is hereby incorporated by reference to such Proxy Statement.

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

            2.  Financial statement schedules - The financial statement schedule
                -----------------------------
                listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                       AND FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

                             [Item 14(A) 1 and 2]


  Consolidated statements of operations for each of the three years in the period ended December 31, 1994

  Consolidated balance sheets at December 31, 1994 and 1993

  Consolidated statements of cash flows for each of the three years in the period ended December 31, 1994

  Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1994

  Notes to consolidated financial statements

  Consolidated financial statement schedules for each of the three years in the period ended December 31, 1994

     II -  Valuation and qualifying accounts

  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

                                LIST OF EXHIBITS
                                ----------------
                                [Item 14(A)(3)]

  Exhibit No.    Description
  -----------    -----------

     3.1        Restated Articles of Incorporation

     3.2        By-Laws

     4.1        Form of Rights Agreement between the Registrant and Firstar
                Trust Company

     4.2        Amendment to Rights Agreement

    10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter and Teerlink

    10.2*       1986 Stock Option Plan

    10.3*       1988 Stock Option Plan

    10.4*       1990 Stock Option Plan

    10.5*       Consulting Agreement between the Registrant and Mr. Beals

    10.6*       Restated Long-Term Incentive Plan II, as amended

    10.7* Form of Growth Unit Cancellation Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Teerlink and Ziemer

    10.8* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter, Snoey and Ziemer

    10.9*       Transition Agreement between the Registrant and Mr. Teerlink

    10.10*      Deferred Compensation Plan

    10.11*      Description of supplemental executive retirement benefits

    10.12* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Teerlink and Ziemer

    10.13* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein and Gelb

    10.14* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Snoey, Teerlink and Ziemer

                                LIST OF EXHIBITS
                                ----------------
                                [Item 14(A)(3)]

  Exhibit No.               Description
  -----------               -----------

    10.15*      Harley-Davidson, Inc. Corporate Short Term Incentive Plan

    11          Computation of Primary and Fully Diluted Earnings Per Share

    21          List of Subsidiaries

    23          Consent of Ernst & Young LLP, Independent Auditors

    27          Financial Data Schedule



  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                                     Schedule II
                                                                     -----------


                             HARLEY-DAVIDSON, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                       Balance at  Additions                    Balance
                        beginning  charged to                   at end
Classification           of year    expense    Deductions/(1)/  of year
--------------          ---------  ----------  --------------   --------
Receivables -
 Allowance for doubtful accounts:
    1994                  $1,786      $  363       $  (122)     $2,027
                          ======      ======       =======      ======

    1993                  $1,611      $  322       $  (147)     $1,786
                          ======      ======       =======      ======

    1992                  $1,643      $  260       $  (292)     $1,611
                          ======      ======       =======      ======


Inventories -
 Allowance for obsolescence
    and loss (2):

    1994                  $2,783      $1,608       $(1,971)     $2,420
                          ======      ======       =======      ======

    1993                  $2,736      $2,095       $(2,048)     $2,783
                          ======      ======       =======      ======

    1992                  $2,683      $1,790       $(1,797)     $2,736
                          ======      ======       =======      ======




(1) Represents amounts written off to the reserve, net of recoveries.

(2) Stated in last-in, first-out (LIFO) cost.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1995.

HARLEY-DAVIDSON, INC.

  By:  /S/ Richard F. Teerlink
       -------------------------------------------
       Richard F. Teerlink
       President, Chief Executive Officer
       (Principal executive officer) and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1995.

      Name                           Title
      ----                           -----

  /S/ Richard F. Teerlink            President, Chief Executive Officer
  --------------------------------- (Principal executive officer) and Director Richard F. Teerlink


  /S/ James L. Ziemer                Vice-President and Chief Financial Officer
  ---------------------------------  (Principal financial officer)
  James L. Ziemer


  /S/ James M. Brostowitz            Vice-President/Controller (Principal
  ---------------------------------  accounting officer) and Treasurer
  James M. Brostowitz


  /S/ Vaughn L. Beals                Chairman and Director
  ---------------------------------
  Vaughn L. Beals, Jr.


  /S/ Barry K. Allen                 Director
  ---------------------------------
  Barry K. Allen


  /S/ William F. Andrews             Director
  ---------------------------------
  William F. Andrews


  /S/ Richard J. Hermon-Taylor       Director
  ---------------------------------
  Richard J. Hermon-Taylor


  /S/ Donald A. James                Director
  ---------------------------------
  Donald A. James


  ---------------------------------  Director
  Richard G. LeFauve


  /S/ James A. Norling               Director
  ---------------------------------
  James A. Norling


  /S/ William B. Potter              Director
  ---------------------------------
  William B. Potter

                               INDEX TO EXHIBITS
                               -----------------
                                [Item 14(A)(3)]

  Exhibit No.    Description
  -----------    -----------

      3.1       Restated Articles of Incorporation.

      3.2       By-Laws.

      4.1 Form of Rights Agreement between the Registrant and Firstar Trust Company (incorporated herein by reference to Exhibit 4.6 to the Registrants' Quarterly Report on Form 10-Q for the period ended September 30, 1990 (File No. 1-9183)).

      4.2 Amendment to Rights Agreement (incorporated herein by reference to Exhibit 4.8 to the Registrants's Registration Statement on Form 8-B dated June 24, 1991 (File No. 1-9183 (the "Form 8-B")).

     10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter and Teerlink (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-5871)).

     10.2*      1986 Stock Option Plan.

     10.3*      1988 Stock Option Plan.

     10.4*      1990 Stock Option Plan.

     10.5* Consulting Agreement between the Registrant and Mr. Beals (incorporated herein by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

     10.6* Restated Long-Term Incentive Plan II, as amended (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

     10.7* Growth Unit Cancellation Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Teerlink and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

     10.8* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter, Snoey and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                               INDEX TO EXHIBITS
                               -----------------
                                [Item 14(A)(3)]

  Exhibit No.               Description
  -----------               -----------

     10.9* Transition Agreement between the Registrant and Mr. Teerlink (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

     10.10* Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.8 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

     10.11* Description of supplemental executive retirement benefits (incorporated herein by reference from Exhibit 10.9 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

     10.12* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Teerlink and Ziemer (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

     10.13* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein and Gelb.

     10.14* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Snoey, Teerlink and Ziemer.

     10.15* Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference from Exhibit A to the Registrants' 1993 Proxy Statement for the May 14, 1994 Annual Meeting of Shareholders)

     11         Computation of Primary and Fully Diluted Earnings Per Share.

     21         List of Subsidiaries.

     23         Consent of Ernst & Young LLP, Independent Auditors.

     27         Financial Data Schedule.


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.