Form 10-K/A
period 1994-12-31
HARLEY DAVIDSON INC
filed 1995-04-13
CIK 793952

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: DECEMBER 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to ________________


Commission file number 1-9183
                       ------



                             HARLEY-DAVIDSON, INC.
             (Exact name of registrant as specified in its charter)

                WISCONSIN                              39-1382325
        (State of organization)           (I.R.S. Employer Identification No.)

            3700 WEST JUNEAU AVENUE,
              MILWAUKEE, WISCONSIN                         53208
  (Address of principal executive offices)              (Zip code)

Registrant's telephone number:  (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
         Title of each class                            on which registered
- --------------------------------------             ---------------------------
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

================================================================================

The undersigned Registrant hereby amends Item 6 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to modify the dividends paid line for years 1993 and 1992; as amended, such Item reads in its entirety as follows:

Item 6.  Selected financial data
- -------  -----------------------
                                                1994        1993         1992        1991       1990
                                             ----------  -----------  -----------  ---------  ---------
                                                      (In thousands, except per share amounts)
Income statement data:
  Net sales                                  $1,541,796  $1,217,428   $1,105,284   $939,863   $864,600
  Cost of goods sold                          1,120,332     880,269      808,871    706,140    635,551
                                             ----------  ----------   ----------   --------   --------
  Gross profit                                  421,464     337,159      296,413    233,723    229,049

  Selling, administrative, and engineering      261,157    267,353*      199,216    165,078    145,674
                                             ----------  ----------   ----------   --------   --------
  Income from operations                        160,307      69,806       97,197     68,645     83,375

  Interest income (expense), net                     44        (831)      (4,912)    (7,312)    (9,701)
  Other income (expense), net                     1,718      (2,460)      (3,476)    (3,239)   (11,057)
                                             ----------  ----------   ----------   --------   --------
  Income before provision for
   income taxes, extraordinary items
   and accounting changes                       162,069      66,515       88,809     58,094     62,617
  Provision for income taxes                     57,797      48,072       34,636     21,122     24,309
                                             ----------  ----------   ----------   --------   --------
  Income before extraordinary items
   and accounting changes                       104,272      18,443       54,173     36,972     38,308

  Extraordinary items, net of tax                     -           -         (388)         -       (478)
                                             ----------  ----------   ----------   --------   --------

  Income before accounting changes              104,272      18,443       53,785     36,972     37,830
  Cumulative effect of accounting changes,
   net of tax**                                       -     (30,328)           -          -          -
                                             ----------  ----------   ----------   --------   --------


  Net income (loss)                          $  104,272  $  (11,885)  $   53,785   $ 36,972   $ 37,830
                                             ==========  ==========   ==========   ========   ========

  Weighted average common
   shares assuming no dilution                   76,198      75,900       71,778     71,160     71,152
                                             ==========  ==========   ==========   ========   ========

Per common share:
  Income before extraordinary items
   and accounting changes                         $1.37       $ .24        $ .76       $.52       $.54
  Extraordinary items, net of tax                     -           -         (.01)         -       (.01)
  Accounting changes, net of tax                      -        (.40)           -          -          -
                                             ----------  ----------   ----------   --------   --------

  Net income (loss)                               $1.37       $(.16)       $ .75       $.52       $.53
                                             ==========  ==========   ==========   ========   ========

  Dividends paid                                   $.14       $ .06        $   -       $  -       $  -
                                             ==========  ==========   ==========   ========   ========


Balance sheet data:
  Working capital                            $  189,358  $  142,996   $   96,232   $ 64,212   $ 50,152
  Total assets                                  739,215     583,285      522,164    474,233    407,467
  Short-term debt, including current
   maturities of long-term debt                  18,303      21,369       16,965     41,089     23,859
  Long-term debt, less current maturities         9,410       3,429        2,360     46,906     48,339
                                             ----------  ----------   ----------   --------   --------
  Total debt                                     27,713      24,798       19,325     87,995     72,198
  Shareholders' equity                          433,232     324,912      335,380    238,000    198,775

 *Includes a $57.0 million charge related primarily to the write-off of goodwill at the Transportation Vehicles segment (Holiday Rambler).
**During 1993, the Company adopted accounting standards related to postretirement health care benefits and income taxes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                HARLEY-DAVIDSON, INC.


Date:  April 13, 1995           By:  /s/James L. Ziemer
       --------------               ---------------------------------
                                     James L. Ziemer
                                     Vice President and Chief Financial Officer