Form 10-Q
period 1995-03-26
HARLEY DAVIDSON INC
filed 1995-05-09
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended March 26, 1995
                or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
             For the transition period from _______________ to
             ______________


                         Commission File Number 1-9183


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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of May 5, 1995:          74,749,048   Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                     For the Quarter Ended March 26, 1995


                                                                       Page
   Part I.  Financial Information

            Item 1.  Financial Statements

                    Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Balance Sheets                   4

                    Condensed Consolidated Statements of Cash Flows         5

                    Notes to Condensed Consolidated Financial Statements  6-8


            Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 9-12


   Part II.  Other Information


            Item 1. Legal Proceedings                                      13

            Item 6. Exhibits and Reports on Form 8-K                       13

            Signatures                                                     14

            Exhibit Index                                                  15

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                               Three months ended
                                         March 26,             March 27,
                                          1995                   1994

   Sales                                 $389,689              $343,705
   Cost of goods sold                     285,092               253,416
                                          -------             ---------
   Gross profit                           104,597                90,289
   Selling, administrative and
    engineering expenses                   65,585                57,169
                                         --------             ---------
   Income from operations                  39,012                33,120
   Interest expense - net                    (377)                 (311)
   Other income (expense) - net            (1,122)                1,343
                                        ---------             ---------
   Income before provision
         for income taxes                  37,513                34,152
   Provision for income taxes              13,875                13,320
                                       ----------             ---------
   Net income                            $ 23,638              $ 20,832
                                        =========             =========
   Weighted average common shares
    outstanding                            76,060                76,146
                                        =========             =========
   Net income per common share              $0.31                 $0.27
                                        =========             =========
   Cash dividends per share                 $0.04                 $0.03
                                        =========             =========

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                         March 26,    Dec. 31,      March 27,
                                           1995         1994*         1994
                                       (Unaudited)                (Unaudited)

   Current assets:
         Cash and cash equivalents       $ 19,152    $ 59,285       $ 38,593
         Accounts receivable, net         171,975     143,396        146,565
         Inventories (Note 2)             199,263     173,420        147,097
         Deferred income taxes             20,111      20,111         20,296
         Prepaid expenses                   8,877       9,424          7,882
                                         --------    --------       --------
           Total current assets           419,378     405,636        360,433
   Property, plant and equipment, net     269,025     262,787        204,916
   Deferred income taxes                   22,924      22,924         11,676
   Other assets                            48,619      47,868         33,591
                                         --------    --------      ---------
                                         $759,946    $739,215       $610,616
                                        =========   =========      =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
         Notes payable                   $ 47,351    $ 17,890       $ 23,985
         Current maturities of
          long-term debt                      282         413            726
         Accounts payable                  69,035      63,988         55,366
         Accrued expenses and other       134,100     133,987        113,648
                                        ---------   ---------      ---------
           Total current liabilities      250,768     216,278        193,725

   Postretirement health care
    benefits                               61,273      60,283         56,356
   Other long-term liabilities             31,602      29,422         14,307

   Contingencies (Note 4)

   Shareholders' equity:
         Common stock                         772         772            385
         Additional paid-in capital       151,226     150,728        140,187
         Retained earnings                303,593     283,010        207,960
         Cumulative foreign currency
          translation adjustment            3,380       1,174            599
                                         --------    --------       --------

                                          458,971     435,684        349,131
         Less treasury stock, at cost     (41,869)     (1,581)        (1,582)
         Unearned compensation               (799)       (871)        (1,321)
                                         --------     -------      ---------
           Total shareholders' equity     416,303     433,232        346,228
                                        ---------    --------      ---------
                                         $759,946    $739,215       $610,616
                                         ========    ========     ==========

   *Condensed from audited financial statements.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                   Three months ended
                                                   March 26,       March 27,
                                                     1995            1994

   Cash flows from operating activities:
     Net income                                     $23,638         $20,832
     Depreciation and amortization                    9,994           9,644
     Long-term employee benefits                      1,805           2,091
     (Gain) loss on disposal of long-term
      assets                                            (84)             11
     Equity in net income of joint ventures             (43)           (432)
   Change in current assets and current
    liabilities:
        Accounts receivable                         (28,579)        (60,534)
        Inventory                                   (25,843)         (6,946)
        Prepaid expenses                                547           1,689
        Accounts payable and accrued liabilities      5,160            (379)
                                                    -------        --------
   Net cash used in operating activities            (13,405)        (34,024)

   Cash flows from investing activities:
     Purchase of property and equipment             (16,204)         (8,748)
     Other - net                                      2,644            (688)
                                                   --------       ---------
   Net cash used in investing activities            (13,560)         (9,436)

   Cash flows from financing activities:
     Increase (reduction) of long-term debt             (48)            183
     Net increase in notes payable                   29,461           3,405
     Dividends paid                                  (3,055)         (2,282)
     Stock repurchases                              (39,972)              -
     Issuance of stock under employee stock
      and option plans                                  446           3,038
                                                  ---------        --------
   Net cash provided by (used in) financing
    activities                                      (13,168)          4,344
                                                   --------        --------
   Net decrease in cash and cash equivalents        (40,133)        (39,116)

   Cash and cash equivalents:
     At beginning of period                          59,285          77,709
                                                    -------        --------
     At end of period                               $19,152         $38,593
                                                    =======        ========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   Note 1 - Basis of Presentation

   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 26, 1995 and March 27, 1994, and the results of operations for the three month periods then ended.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

   Note 2 - Inventories

   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                          March 26,   Dec. 31,     March 27,
                                          1995          1994        1994
   Components at the lower of cost,
    first-in, first-out (FIFO), or
    market:
        Raw material & work-in-process     $67,294     $70,685      $ 56,965
        Finished goods                      93,260      69,745        69,068
        Parts & accessories                 59,240      52,554        37,888
                                          --------    --------       -------
                                           219,794     192,984       163,921
   Excess of FIFO over LIFO                 20,531      19,564        16,824
                                          --------    --------       -------
   Inventories as reflected in the
      accompanying condensed
      consolidated balance sheets         $199,263    $173,420      $147,097
                                          ========    ========      ========


   Note 3 - Capital Stock

   On August 17, 1994, The Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on August 29, 1994, payable on September 12, 1994. Outstanding stock options and shares available under option plans have been adjusted to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares, except shares authorized, have been adjusted to reflect the stock split on a retroactive basis.

   The Company announced on March 9, 1995 that it intended to repurchase up to 4 million shares of its outstanding common stock pursuant to authority previously granted by its Board of Directors. During the first quarter, the Company repurchased 1,650,000 shares of its common stock for approximately $40 million. Related to this purchase, the Company borrowed $20 million under a note due June, 1995.

   Note 4 - Contingencies

   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. The Navy has also agreed to reimburse the Company for response costs the Company had incurred up to the date of the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations for the Three Months Ended March 26, 1995
                Compared to the Three Months Ended March 27, 1994


                   Motorcycle Units and Consolidated Net Sales
      For the Three Month Periods Ended March 26, 1995  and March 27, 1994


                                                       Incr
                                      1995     1994   (Decr)      %

    Motorcycle units                 23,651   23,056     595      2.6%

    Net sales (in millions):
      Motorcycles                    $224.8   $207.3   $17.5      8.4%
      Motorcycle Parts and
       Accessories                     65.5     49.5    16.0     32.1
      Other                             4.6      1.8     2.8    149.6
        Total Motorcycles
         and Related Products         294.9    258.6    36.3     14.0

      Recreational Vehicles            62.6     59.3     3.3      5.6
      Commercial Vehicles              29.6     22.8     6.8     29.5
      Other                             2.6      3.0    (0.4)   (10.8)
        Total Transportation
          Vehicles                     94.8     85.1     9.7     11.4
    Harley-Davidson, Inc.
     Consolidated Net Sales          $389.7   $343.7   $46.0     13.4%

   The Company reported record first quarter consolidated net sales. Both the Motorcycles and Related Products segment (the "Motorcycles segment") and the Transportation Vehicles segment contributed to the increase.

   Net sales increases in the Motorcycles segment were primarily driven by a 32.1% increase in its Parts and Accessories business and a 2.6% increase in motorcycle unit shipments. The increase in motorcycle unit shipments over the first quarter of 1994 was due to production increases. An increase in Buell motorcycle unit shipments also contributed approximately $3.6 million in additional revenue (classified in "Other" in the above table). The Company has a 49% interest in Buell Motorcycle Company, a manufacturer of performance motorcycles. Buell motorcycles are distributed, beginning in the third quarter of 1994, to select Harley-Davidson dealers through the Company's wholly-owned subsidiary, Buell Distribution Corporation.

   During the first quarter of 1995, motorcycle production met or exceeded the scheduled production rate of 395 units per day. Accordingly, the Company announced that it plans to increase daily motorcycle production to an average of 420 units per day for the second quarter and at least 420 units per day for the balance of the year. As a result, the Company plans to attain 1995 shipments of at least 100,000 units.

   The Parts and Accessories revenue grew 32.1% compared to the first quarter of 1994, due primarily to the MotorClothes product line, which posted a 37.2% increase. The introduction of the women's Biker Blues denim clothing line was the primary contributor to the $3 million of Biker Blues revenue in the first quarter of 1995. The MotorClothes product line comprised approximately 37% of all revenues generated by the Parts and Accessories business during 1994 and was the fastest growing portion of the Parts and Accessories product line during the first quarter of 1995.

   The Transportation Vehicles segment's net sales increased 11.4% over the first quarter of 1994. The Recreational Vehicles division's revenue increased 5.6%, which was below management's initial expectations based on 1994 industry-wide recreational vehicle market growth. As a result, the Company announced production adjustments and implemented promotional programs in March, including rebates and interest rate buy-downs, to drive retail demand. In addition to these programs, the Company is continuing to invest in new product development in the Recreational Vehicles division.

   The Commercial Vehicles division had a 29.5% revenue increase compared to the first quarter of 1994 due primarily to large fleet contracts that were awarded during 1994. The Commercial Vehicles division was awarded a new fleet contract in the first quarter of 1995, the largest contract in the division's history, that is expected to generate revenues of approximately $35 million over the remainder of the year.

                            Consolidated Gross Profit
      For the Three Month Periods Ended March 26, 1995 and March 27, 1994
                              (Dollars in Millions)


                                                    Percent    Percent
                                                    of sales   of sales
                              1995    1994  Change    1995       1994

   Motorcycles and
     Related Products         $90.4   $76.8  $13.6      30.7%      29.7%
   Transportation
     Vehicles                  14.2    13.5     .7      15.0       15.9
   Consolidated Harley-
    Davidson, Inc.           $104.6   $90.3  $14.3      26.8%      26.3%



   Consolidated gross profit increased $14.3 million, or 15.8%, compared to the first quarter of 1994. The Motorcycles segment was responsible for a majority of the increase primarily due to increased volume in the Parts and Accessories business, motorcycle shipments and favorable foreign exchange. Foreign sales, especially in Europe, contributed to the increase due to the weakening U.S. dollar relative to European currencies. Offsetting these increases were expenses related to continued machinery rearrangement in the Company's three motorcycle manufacturing facilities in support of the production capacity and product quality increases.

   The Transportation Vehicles segment recorded a volume related increase in gross profit compared to the first quarter of 1994. The Recreational Vehicles division experienced a shift in product mix toward the lower margin towables units from the "Class A" motorhomes, as well as an increase in labor costs due to a new factory pay system initiated in the fourth quarter of 1994, largely offsetting its volume related increases. The Commercial Vehicles division's gross profit percentage increased compared to the first quarter of 1994 due primarily to volume increases and a shift in mix to higher margin walk-in units.

                         Consolidated Operating Expenses
       For the Three Month Periods Ended March 26, 1995 and March 27, 1994
                              (Dollars in Millions)


                                                    Incr
                                 1995     1994     (Decr)      %

   Motorcycles and Related
     Products                     $49.9    $41.8     $8.1      19.5%
   Transportation Vehicles         13.9     13.3       .6       4.4
   Corporate                        1.8      2.1      (.3)    (14.1)
   Consolidated Harley-
     Davidson, Inc.               $65.6    $57.2     $8.4      14.7%



   Consolidated operating expenses increased $8.4 million, or 14.7%, compared to the first quarter of 1994. Increases in the Motorcycles segment were largely related to increased motorcycle and parts and accessories volumes. Catalog costs, product warranty, engineering and other marketing costs were additional areas of increased spending during the period.

   Operating expenses in the Transportation Vehicles segment increased moderately compared to the first quarter of 1994. The favorable margin achieved from the higher sales volume was offset by increased spending related to research and development, dealer training and other marketing expenses in the Recreational Vehicles division. Increases in field and yard inventory in the Recreational Vehicles division are expected to result in higher promotional expenses for the second and third quarters. The first promotion program was introduced in March.

   Consolidated income taxes
   -------------------------
   The Company's effective income tax rate for the first quarter of 1995 approximated 37.0% compared to 39.0% during the first quarter of 1994. The decrease is primarily due to a recent corporate restructuring which resulted in lower state income taxes.

   Environmental
   -------------
   The Company's policy is to comply with all applicable environmental laws and regulations and has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar) and the U.S. Navy regarding the remediation of the Company's manufacturing facility in York, PA and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation of the York facility. The Company has established reserves for this amount. See Note 4 of the notes to condensed consolidated financial statements.

   Recurring costs associated with managing hazardous substances and pollution in on-going operations are not material.

   The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of environmental compliance. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/ pollutants during 1995 will approximate $1 million. The Company does not expect that expenditures related to environmental matters will have a material effect on future operating results or cash flows.


                         Liquidity and Capital Resources

   The Company typically reports negative cash flows from operating activities during the first quarter. The Motorcycles segment generally experiences increases in receivable and inventory balances during the first quarter over prior year-end balances due to the annual holiday shut-downs. The Motorcycles segment's receivable balances also increased as a result of volume increases in both motorcycles and parts and accessories. Finished goods inventory in the Motorcycles segment increased due to higher in-transit inventory to our foreign subsidiaries. Parts and accessories inventory increased due to the increased demand for parts and accessories (revenues up 16%). The Transportation Vehicles segment had increases in both raw material and finished goods inventories. The Recreational Vehicles division's finished goods inventory increased approximately $18 million compared to December 31, 1994 to prepare for anticipated 1995 industry-wide recreational vehicle market growth. The Commercial Vehicles division had an increase in its raw material inventory as a result of preparation for the recently awarded $35 million fleet contract.

   Capital expenditures amounted to $16.2 million and $8.7 million during the first quarters of 1995 and 1994, respectively. The Company anticipates 1995 capital expenditures will approximate $100-$110 million. The Company anticipates funding these expenditures with internally generated funds.

   The Company announced on March 9, 1995 that it intended to repurchase up to 4 million shares of its outstanding common stock pursuant to authority previously granted by its Board of Directors. During the first quarter, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings.

   The Company currently has nominal levels of long-term debt and has existing lines of credit of approximately $47 million, of which approximately $43 million remained available at year-end.

   On February 2, 1995, the Company's Board of Directors declared a cash dividend of $.04 per share payable March 5, 1995 to shareholders of record February 17.

                            Part II - OTHER INFORMATION
                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q

                                 March 26, 1995

   Item 1.  Legal Proceedings

   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 4 to the accompanying condensed consolidated financial statements.


   Item 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
             27   Financial Data Schedule

             (b)  Reports on Form 8-K
             None.

                           Part II - OTHER INFORMATION
                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q

                                 March 26, 1995

                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HARLEY-DAVIDSON, INC.





   Date:    May 9, 1995                      /s/  James L. Ziemer
                                             James L.  Ziemer
                                             Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)


            May 9, 1995                      /s/  James M. Brostowitz
                                             James M. Brostowitz
                                             Vice President, Controller
                                             (Principal Accounting Officer)
                                             and Treasurer

                             Exhibit Index





   Exhibit No. Description                              Page

       27      Financial Data Schedule                  16