Form 10-Q
period 1995-06-25
HARLEY DAVIDSON INC
filed 1995-08-08
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 25, 1995
                or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the transition period from ______________________ to
           ______________________


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
     Yes  X   No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of August 1, 1995          74,773,821   Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                      For the Quarter Ended June 25, 1995




                                                        Page
   Part I.  Financial Information

            Item 1.  Financial Statements

                    Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Balance Sheets                   4

                    Condensed Consolidated Statements of Cash Flows         5

                    Notes to Condensed Consolidated Financial Statements  6-8


            Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  9-15





   Part II.  Other Information

            Item 1. Legal Proceedings                                      16

            Item 4. Submission of Items to a Vote of Security Holders      16

            Item 6. Exhibits and Reports on Form 8-K                       17

            Signatures                                                     18

            Exhibit Index                                                  19

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                   Three months ended      Six months ended
                                   June 25,    June 26,   June 25,  June 26,
                                    1995        1994       1995      1994

   Sales                           $486,548   $401,372   $876,237  $745,077
   Cost of goods sold               357,461    288,013    642,553   541,429
                                   --------   --------   --------  --------
   Gross profit                     129,087    113,359    233,684   203,648
   Selling, administrative
    and engineering expenses         75,366     64,724    140,951   121,893
                                   --------   --------    -------  --------
   Income from operations            53,721     48,635     92,733    81,755
   Interest expense - net            (1,034)       (56)    (1,411)     (367)
   Other income (expense)
    - net                               225        617       (897)    1,960
                                  ---------  ---------   --------  --------
   Income before provision
    for income taxes                 52,912     49,196     90,425    83,348
   Provision for income taxes        19,561     14,594     33,436    27,914
                                   --------   --------   --------  --------
   Net income                      $ 33,351   $ 34,602   $ 56,989  $ 55,434
                                   ========   ========   ========  ========
   Weighted average common
    shares outstanding               74,751     76,162     75,379    76,114
                                    =======     ======     ======    ======
   Net income per common share        $0.45      $0.46      $0.76     $0.73
                                    =======     ======     ======    ======
   Cash dividends per share           $0.04      $0.03      $0.08     $0.06
                                    =======     ======     ======    ======

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                        June 25,     Dec. 31,      June 26,
                                         1995          1994*        1994
                                      (Unaudited)                (Unaudited)
   Current assets:
      Cash and cash equivalents         $ 43,663     $ 59,285      $ 97,740
      Accounts receivable, net           189,143      143,396       143,639
      Inventories (Note 2)               156,376      173,420       141,610
      Deferred income taxes               20,111       20,111        20,296
      Prepaid expenses                    11,081        9,424         7,624
                                         -------      -------      --------
         Total current assets            420,374      405,636       410,909
   Property, plant and equipment, net    279,616      262,787       212,592
   Deferred income taxes                  22,924       22,924        16,276
   Other assets                           52,703       47,868        36,632
                                        --------     --------      --------
                                        $775,617     $739,215      $676,409
                                        ========     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Notes payable                     $ 30,500     $ 17,890      $ 24,986
      Current maturities of
       long-term debt                        279          413           573
      Accounts payable                    57,985       63,988        55,168
      Accrued expenses and other         142,817      133,987       142,067
                                        --------     --------      --------
         Total current liabilities       231,581      216,278       222,794

   Postretirement health care
    benefits                              61,960       60,283        57,653
   Other long-term liabilities            34,679       29,422        15,383

   Contingencies (Note 4)

   Stockholders' equity:
      Common stock                           772          772           385
      Additional paid-in capital         152,560      150,728       140,467
      Retained earnings                  333,954      283,010       240,276
      Cumulative foreign currency
        translation adjustment             3,525        1,174         1,203
                                        --------     --------      --------
                                         490,811      435,684       382,331
      Less treasury stock, at cost       (41,899)      (1,581)       (1,581)
      Unearned compensation               (1,515)        (871)         (171)
                                        --------    ---------     ---------
         Total stockholders' equity      447,397      433,232       380,579
                                        --------     --------      --------
                                        $775,617     $739,215      $676,409
                                        ========     ========     =========

   *Condensed from audited financial statements.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                    Six months ended
                                                   June 25,     June 26,
                                                    1995         1994

   Cash flows from operating activities:
      Net income                                   $56,989      $55,434
      Depreciation and amortization                 21,328       17,595
      Long-term employee benefits                    2,423        4,864
      (Gain) loss on disposal of
         long-term assets                              (68)          15
      Equity in net income of joint ventures           (13)        (843)
      Deferred income taxes                              -       (4,600)
      Change in current assets and current
       liabilities:
         Accounts receivable                       (45,747)     (57,608)
         Inventories                                17,044       (1,459)
         Prepaid expenses                           (1,657)       1,947
         Accounts payable and accrued
          liabilities                                2,827       27,842
                                                   -------    ---------
   Net cash provided by operating activities        53,126       43,187

   Cash flows from investing activities:
      Purchase of property and equipment           (38,240)     (24,156)
      Other - net                                    1,658       (1,982)
                                                 ---------    ---------
   Net cash used in investing activities           (36,582)     (26,138)

   Cash flows from financing activities:
      Proceeds from issuance of long-term
          debt                                         221            -
      Reduction of long-term debt                     (810)        (175)
      Net increase in notes payable                 12,610        4,406
      Dividends paid                                (6,045)      (4,568)
      Stock repurchases                            (39,972)           -
      Issuance of stock under employee
          stock and option plans                     1,830        3,319
                                                  --------     --------
   Net cash provided by (used in)
    financing activities                           (32,166)       2,982
                                                  --------     --------
   Net increase (decrease) in cash and
    cash equivalents                               (15,622)      20,031

   Cash and cash equivalents:
         At beginning of period                     59,285       77,709
                                                  --------    ---------
         At end of period                          $43,663      $97,740
                                                  ========    =========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation
   ------------------------------
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 25, 1995 and June 26, 1994, and the results of operations for the three- and six-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

   Note 2 - Inventories
   --------------------
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                          June 25,     Dec. 31,   June 26,
                                            1995         1994       1994
   Components at the lower of cost,
    first-in, first-out (FIFO),
    or market:
        Raw material & work-in-process     $ 58,253    $ 70,685    $ 51,007
        Finished goods                       66,719      69,745      68,012
        Parts & accessories                  53,513      52,554      40,689
                                           --------    --------    --------
                                            178,485     192,984     159,708
   Excess of FIFO over LIFO                  22,109      19,564      18,098
                                           --------    --------    --------
   Inventories as reflected in the
     accompanying condensed
     consolidated balance sheets           $156,376    $173,420    $141,610
                                           ========    ========    ========


   Note 3 - Capital Stock
   ----------------------
   On August 17, 1994, The Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on August 29, 1994, payable on September 12, 1994. Outstanding stock options and shares available under option plans have been adjusted to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares, except shares authorized, have been adjusted to reflect the stock split on a retroactive basis.

   The Company announced on March 9, 1995 that it intended to repurchase up to 4 million shares of its outstanding common stock pursuant to authority previously granted by its Board of Directors. During the first quarter, the Company repurchased 1,650,000 shares of its common stock for approximately $40 million. Related to this purchase, the Company borrowed $20 million under a note which was repaid in full in June, 1995.

   Note 4 - Contingencies
   -----------------------
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. The Navy has also agreed to reimburse the Company for response costs the Company had incurred up to the date of the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

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

   The Company (including its wholly-owned subsidiaries Harley-Davidson Motor Company and H-D Michigan, Inc.), filed a lawsuit in May, 1995 against Motorcycle Equities, Inc. ("MEI") in the United States District court for the Eastern District of Wisconsin. The Company seeks a determination of the parties' respective rights and obligations under a license agreement with MEI for the Harley-Davidson Cafe in New York City. MEI has asserted numerous counterclaims in the action and seeks damages of $500 million, contending, among other things, that the Company breached the license agreement and acted in bad faith by exercising its contractual right to decide against expansion of the restaurant business in the continental United States. The Company will vigorously contest MEI's counterclaims and continue to seek a judgment declaring the parties rights and obligations from the Court. As this litigation is in a very preliminary stage, the Company cannot predict the outcome of this matter with a reasonable degree of certainty.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations for the Three Months Ended June 25, 1995
                Compared to the Three Months Ended June 26, 1994


                   Motorcycle Units and Consolidated Net Sales
        For the Three-Month Periods Ended June 25, 1995 and June 26, 1994


                                                       Incr         %
                                  1995       1994     (Decr)     Change
    Motorcycle units            28,167     25,006      3,161      12.6%

    Net sales (in millions):

      Motorcycles               $274.8     $231.1      $43.7      18.9%
      Motorcycle Parts and
       Accessories                75.1       64.4       10.7      16.7
      Other                        5.7        1.4        4.3     307.1

        Total Motorcycles and
         Related Products        355.6      296.9       58.7      19.8

      Recreational Vehicles       90.2       74.9       15.3      20.4
      Commercial Vehicles         38.3       26.3       12.0      45.8
      Other                        2.4        3.3       (0.9)    (27.5)

        Total Transportation
         Vehicles                130.9      104.5       26.4      25.2

    Harley-Davidson, Inc.
     Consolidated Net Sales     $486.5     $401.4      $85.1      21.2%


   The Company reported consolidated net sales of $486.5 million during the second quarter of 1995, a $85.1 million (21.2%) increase over the second quarter of 1994. Both the Motorcycles and Related Products segment (the "Motorcycles segment") and the Transportation Vehicles segment contributed to the increase.

   Net sales increases in the Motorcycles segment were driven primarily by motorcycle production and shipment increases as well as a 16.7% increase in the Parts and Accessories business. Motorcycle unit shipments increased 12.6% compared to the same quarter in 1994 due to an average production rate for the quarter of 430 units per day (compared to approximately 380 units in 1994). An increase in Buell motorcycle unit shipments also contributed approximately $3.7 million in additional revenue (included in "Other" in the above table).

   The Company's second quarter average production rate of 430 units per day exceeded the scheduled production rate of 420 units per day. Accordingly, the Company announced that it plans to increase daily motorcycle production to an average of 430 units per day for the remainder of the year and attain 1995 shipments of at least 103,000 units.

   The Parts and Accessories business contributed approximately $10.7 million to the overall consolidated net sales increase. This change represents a 16.7% percent increase in Parts and Accessories net sales compared to the second quarter of 1994. Although this rate of growth is lower than the growth experienced on a quarterly basis over the last year, management believes it is a better indicator of the long-term growth potential of the Parts and Accessories business.

   The Transportation Vehicles segment recorded 1995 second quarter net sales of $130.9 million, a $26.4 million (25.2%) increase over the same period during 1994. The Recreational Vehicles division generated $15.3 million of the change primarily through volume increases.

   The Commercial Vehicles division recorded record quarterly sales of $38.3 million during the second quarter of 1995, a $12.0 million (45.8%) increase over the second quarter of 1994. The increase is due to fleet contracts awarded in late 1994, as well as a $35 million fleet contract with Federal Express Corporation which was started in April, 1995 and will be completed by year-end.


                            Consolidated Gross Profit
       For the Three-Month Periods Ended June 25, 1995  and June 26, 1994
                              (Dollars in Millions)

                                                          Percent   Percent
                                                  Incr   of sales   of sales
                               1995      1994    (Decr)    1995      1994

   Motorcycles and
    Related Products         $109.7     $93.6    $16.1      30.9%     31.5%

   Transportation
    Vehicles                   19.4      19.8      (.4)     14.8      18.9

   Consolidated Harley-
    Davidson, Inc.           $129.1    $113.4    $15.7      26.5%     28.2%


   Consolidated gross profit increased $15.7 million (13.8%) compared to the second quarter of 1994. The Motorcycles segment gross profit increased primarily due to volume increases in motorcycle unit shipments. Compared to the second quarter of 1994, the segment's gross profit percentage was negatively impacted by the mix of motorcycle shipments, which included a higher percentage of entry level Sportsters, as well as touring models.

   The Transportation Vehicles segment's gross profit remained relatively constant but its gross profit percentage decreased 4.1% during the second quarter of 1995 compared to the same quarter in 1994. The Recreational Vehicles division was responsible for a majority of the decrease, primarily due to operating inefficiencies caused by previously announced production cutbacks. In addition, a shift in mix to lower margin towables units from "Class A" motorhomes had a negative impact on gross margins. The Commercial Vehicles division also incurred production inefficiencies in preparation of the heavy upcoming production schedule.


                         Consolidated Operating Expenses
        For the Three-Month Periods Ended June 25, 1995 and June 26, 1994
                              (Dollars in Millions)

                                                       Incr          %
                              1995        1994        (Decr)      Change

   Motorcycles and
    Related Products           $55.5       $46.5      $9.0         19.3%
   Transportation
    Vehicles                    18.3        15.0       3.3         22.0
   Corporate                     1.6         3.2      (1.6)       (50.3)
   Consolidated Harley-
    Davidson, Inc.             $75.4       $64.7     $10.7         16.4%



   Consolidated operating expenses increased $10.7 million, or 16.4%, compared to the second quarter of 1994. Increases in the Motorcycles segment were primarily volume related. Other areas of increased spending included engineering and international operations.

   The Transportation Vehicles segment recorded a $3.3 million, or 22.0% increase in operating expenses during the second quarter of 1995 compared to the second quarter of 1994. The primary area of increase was the promotional programs launched in March in response to weaker than expected market conditions in the recreational vehicles industry.

   Consolidated income taxes
   -------------------------
   The Company's effective income tax rate for the second quarter of 1995 approximated 37.0% compared to 39.0%, excluding a one-time benefit of $4.6 million related to the legal reorganization and recapitalization of the Transportation Vehicles segment, during the second quarter of 1994. The decrease is primarily due to a 1994 corporate restructuring which resulted in lower income taxes.

          Results of Operations for the Six Months Ended June 25, 1995
                 Compared to the Six Months Ended June 26, 1994


   Motorcycle Units and Consolidated Net Sales
   For the Six-Month Periods Ended June 25, 1995 and June 26, 1994

                                                       Incr         %
                                 1995       1994      (Decr)     Change

    Motorcycle units           51,818      48,062      3,756       7.8%

    Net sales (in
     millions):
      Motorcycles              $499.6      $438.4      $61.2      14.0%
      Motorcycle Parts
        and Accessories         140.6       113.9       26.7      23.4

      Other                      10.3         3.2        7.1     221.9

        Total Motorcycles
          and Related
          Products              650.5       555.5       95.0      17.1

      Recreational
        Vehicles                152.8       134.2       18.6      13.8

      Commercial Vehicles        67.9        49.1       18.8      38.2

      Other                       5.0         6.3       (1.3)    (19.7)
        Total Transportation
         Vehicles               225.7       189.6       36.1      19.0


    Harley-Davidson, Inc.
      Consolidated Net Sales   $876.2      $745.1     $131.1      17.6%


   The Company reported record net sales for the first six months of $876.2 million, an increase of $131.1 million (17.6%) compared to the first six months of 1994. Net sales increases were generated by both the Motorcycles segment and the Transportation Vehicles segment.

   Worldwide demand within the Motorcycles segment continues to outweigh supply in virtually all markets in which the Company competes. The most recent information available (through May) indicates a U.S. heavyweight (751cc+) market share of 54.4% compared to 56.7% for the same period in 1994. The decrease in market share is attributable to the Company's capacity constraints in a growing market.

   Sales of Buell motorcycles (which have been distributed to select Harley-Davidson dealers through the Company's wholly-owned subsidiary, Buell Distribution Corporation, beginning in the third quarter of 1994) contributed approximately $7 million of additional revenues in the first six months of 1995 as compared to the same period in 1994. (Included in the "Other" category).

   Overall, net sales of the Parts and Accessories business increased 23.4% compared to the first six months of 1994. The increase is primarily volume related.

   The Transportation Vehicles segment recorded net sales of $225.7 million during the first six months of 1995, an increase of $36.1 million (19.0%) compared to the first six months of 1994. The Recreational Vehicles
   division  increased primarily due to volume increases.   The Recreational
   Vehicles division is outperforming the recreational vehicle industry in a difficult year. Industry-wide, Class A motorhome registrations are down 6.2% and towable registrations are down 1.1% through April. During the same period, Holiday Rambler's Class A unit retail sales are up 4.0% and market share is 5.5% versus 4.9% in 1994. Holiday Rambler's towable retail unit sales are up 13.0% and market share is 2.5% versus 2.2% in 1994.

   The Commercial Vehicles division recorded an $18.8 million (38.2%) increase in net sales during the first six months of 1995 compared to the same period in 1994. The division benefited from volume increases and a shift in mix to its higher priced walk-in units as a result of several large fleet contracts.


                            Consolidated Gross Profit
        For the Six-Month Periods Ended June 25, 1995  and June 26, 1994
                              (Dollars in Millions)

                                                         Percent   Percent
                                                 Incr   of sales   of sales
                              1995      1994    (Decr)    1995       1994

   Motorcycles and Related  $200.1    $170.4    $29.7      30.8%      30.7%
    Products

   Transportation Vehicles    33.6      33.3       .3      14.9       17.5

   Consolidated Harley-
    Davidson, Inc.          $233.7    $203.7    $30.0      26.7%      27.3%

   Consolidated gross profit for the first six months of 1995 totaled $233.7 million, an increase of $30.0 million (14.7%) over the same period in 1994.

   The Motorcycles segment reported a $29.7 million (17.4%) increase for the period. The segment's gross profit percentage remained essentially unchanged at 30.8% for the period compared to the first six months of 1994. The gross profit percentage benefitted primarily from the increase in volume. This benefit was offset by additional costs related to continued machinery rearrangement in the Company's three motorcycle manufacturing facilities in support of the production capacity and product quality increases, as well as a shift in mix toward lower-margin touring models and entry level Sportsters.

   The Transportation Vehicles segment recorded gross profit of $33.6 million during the first six months of 1995 which was basically unchanged compared to the first six months of 1994. The segment's gross profit margin was 14.9% for the six-month period ended June 25, 1995 as compared with 17.5% for the same period last year. The Recreational Vehicles division's margin decreased primarily due to operating inefficiencies caused by previously announced production cutbacks. The Commercial Vehicles division's margin decreased due to production inefficiencies in preparation of the heavy upcoming production schedule. These inefficiencies offset the benefits from an increase in volume and a favorable shift in mix toward higher-margin walk-in units in the Commercial Vehicles division.

                         Consolidated Operating Expenses
         For the Six-Month Periods Ended June 25, 1995 and June 26, 1994
                              (Dollars in Millions)


                                                      Incr         %
                             1995         1994       (Decr)     Change
   Motorcycles and
    Related Products       $105.4        $88.3      $17.1       19.4%
   Transportation
    Vehicles                 32.2         28.3        3.9       13.7
   Corporate                  3.4          5.3       (1.9)     (36.1)
   Consolidated Harley-
    Davidson, Inc.         $141.0       $121.9      $19.1       15.6%



   Consolidated Operating expenses of $141.0 million for the first six months of 1995 increased $19.1 million (15.6%) compared to the first six months of 1994. The Motorcycles segment generated the majority of the increase related primarily to volume increases, as well as increases in warranty, marketing, engineering and international operations. The Transportation Vehicles segment increase was generally the result of product development, quality, advertising and promotional programs discussed earlier.

   Consolidated income taxes
   -------------------------
   The Company's effective income tax rate approximated 37.0% compared to 39.0%, excluding a one-time benefit of $4.6 million related to the legal reorganization and recapitalization of the Transportation Vehicles segment, in the same period in 1994 as previously discussed.

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

   Liquidity and Capital Resources as of June 25, 1995
   ---------------------------------------------------
   The Company generated $53.1 million of cash from operating activities during the first six months of 1995. Working capital items had a negative impact on cash flows. The Motorcycles segment's raw material and work-in-process inventories decreased due to the completion of the 1995 model year production before the normal July shutdown. The Transportation Vehicles segment's inventory balances decreased approximately $9 million. The net decrease is a result of a decrease in raw material and work-in-process in the Recreational Vehicles division due to the end of the 1995 model year and an increase in same categories in the Commercial Vehicles division due to the increase of large fleet contracts. Accounts receivable increased in both segments primarily due to volume increases and heavy June shipments.

   Capital expenditures amounted to $38.2 million and $24.2 million during the first six months of 1995 and 1994, respectively. The Company anticipates 1995 capital expenditures will approximate $100-$110 million. The Company anticipates funding these expenditures with internally generated funds.

   The Company announced on March 9, 1995 that it intended to repurchase up to 4 million shares of its outstanding common stock pursuant to authority previously granted by its Board of Directors. During the first quarter, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings. The note was repaid in full in June, 1995.

   The Company currently has nominal levels of long-term debt and has existing lines of credit of approximately $48 million, of which approximately $22 million remained available at June 25, 1995.

   The Company's Board of Directors declared two cash dividends during the first six months of 1995 including, most recently, a $.04 cash dividend declared on May 6, 1995 payable June 5, 1995 to shareholders of record May 24.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  June 25, 1995

   Item 1.  Legal Proceedings
   --------------------------
   The Company (including its wholly-owned subsidiaries Harley-Davidson Motor Company and H-D Michigan, Inc.), filed a lawsuit in May, 1995 against Motorcycle Equities, Inc. ("MEI") in the United States District court for the Eastern District of Wisconsin. The Company seeks a determination of the parties' respective rights and obligations under a license agreement with MEI for the Harley-Davidson Cafe in New York City. MEI has asserted numerous counterclaims in the action and seeks damages of $500 million, contending, among other things, that the Company breached the license agreement and acted in bad faith by exercising its contractual right to decide against expansion of the restaurant business in the continental United States. The Company will vigorously contest MEI's counterclaims and continue to seek a judgment declaring the parties rights and obligations from the Court. As this litigation is in a very preliminary stage, the Company cannot predict the outcome of this matter with a reasonable degree of certainty.

   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

   The Company is a defendant in a lawsuit filed by Lorillard Tobacco Company alleging that the Company acted in "bad faith" by attempting to terminate a license agreement that grants Lorillard the right to use the Harley-Davidson name in the marketing of cigarettes.

   See footnote 4 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.


   Item 4.  Submission of Items to a Vote of Security Holders
   ----------------------------------------------------------

          (a) The Company's Annual Meeting of Shareholders was held on May 6, 1995.

          (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 1998 by the vote indicated:

                                                             Shares
                                           Shares Voted    Withholding
                                           in Favor of      Authority

                 Barry K. Allen              62,631,058        403,783

                 Richard G. LeFauve          62,618,492        416,349



          (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.

                                                   Shares Voted
                                               For         Against  Abstained

     Amendment to the Harley-Davidson, Inc.
      Restated Articles of Incorporation     58,831,460  3,954,985    248,396

     Adoption of the Harley-Davidson, Inc.
      1995 Stock Option Plan                 58,175,707  4,519,074    340,060

     Ratification of Ernst & Young LLP
      as the Company's independent
      auditors                               62,536,398    154,438    344,005

     There were no broker non-votes with respect to the foregoing matters.

   Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             10.1  Harley-Davidson, Inc. 1995 Stock Option Plan
             27    Financial Data Schedule

             (b)  Reports on Form 8-K

             None.

                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HARLEY-DAVIDSON, INC.





   Date:     8/8/95                               /s/  James L. Ziemer
                                                  James L.  Ziemer
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial
                                                   Officer)

             8/8/95                               /s/  James M. Brostowitz
                                                  James M. Brostowitz
                                                  Vice President, Controller
                                                  (Principal Accounting
                                                  Officer) and Treasurer

                                  Exhibit Index



   Exhibit No.              Description                                  Page



       10.1    Harley-Davidson, Inc. 1995 Stock Option Plan
               (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated March 31,
               1995)                                                       -

       27      Financial Data Schedule                                    20