Form 10-Q
period 1995-09-24
HARLEY DAVIDSON INC
filed 1995-10-27
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 24, 1995
                or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of October 20, 1995     77,269,617   Shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                    For the Quarter Ended September 24, 1995


                                                                     Page
   Part I.  Financial Information

            Item 1.  Financial Statements

                    Condensed Consolidated Statements
                    of Income                                        3

                    Condensed Consolidated Balance Sheets            4

                    Condensed Consolidated Statements of
                    Cash Flows                                       5

                    Notes to Condensed Consolidated
                    Financial Statements                           6-8


            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                9-15



   Part II.  Other Information


            Item 1. Legal Proceedings                             16

            Item 6. Exhibits and Reports on Form 8-K              16

            Signatures                                            17

            Exhibit Index                                         18

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)




                                   Three months ended     Nine months ended
                                   Sept 24,  Sept 25,     Sept 24,  Sept 25,
                                    1995      1994         1995      1994

   Sales                          $427,005   $384,026  $1,303,242 $1,129,103
   Cost of goods sold              316,205    277,514     958,758    818,943
                                   -------   --------  ---------- ----------
   Gross profit                    110,800    106,512     344,484    310,160
   Selling, administrative
   and engineering expenses         74,497     68,745     215,448    190,638
                                   --------   -------   --------- ----------
   Income from operations           36,303     37,767     129,036    119,522
   Interest income
     (expense) - net                   198        137      (1,213)      (230)
   Other income - net                1,276         61         379      2,021
                                   --------  ---------  ----------  ---------
   Income before provision
     for income taxes               37,777     37,965     128,202    121,313
   Provision for income taxes       14,064     14,192      47,500     42,106
                                   --------   --------  ----------  ---------
   Net income                     $ 23,713   $ 23,773  $   80,702 $   79,207
                                   ========  =========  ========== ==========
   Weighted average common
    shares outstanding              74,776     76,249      75,173     76,160
                                    ======     ======      ======     ======
   Net income per common share       $0.32      $0.31       $1.07      $1.04
                                     =====      =====       =====      =====
   Cash dividends per share          $0.05      $0.04       $0.13      $0.10
                                     =====      =====       =====      =====

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                         Sept 24,   Dec. 31,    Sept 25,
                                          1995        1994*      1994
                                      (Unaudited)              (Unaudited)
   Current assets:
      Cash and cash equivalents          $ 25,514   $ 59,285    $ 63,293
      Accounts receivable, net            191,714    143,396     156,754
      Inventories (Note 2)                180,329    173,420     159,473
      Deferred income taxes                20,111     20,111      20,296
      Prepaid expenses                     11,168      9,424       8,261
                                         --------    -------     -------
         Total current assets             428,836    405,636     408,077
   Property, plant and equipment, net     303,286    262,787     228,339
   Deferred income taxes                   22,924     22,924      16,276
   Other assets                            58,777     47,868      43,393
                                          -------    -------     -------
                                         $813,823   $739,215    $696,085
                                         ========   =========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Notes payable                      $ 21,794   $ 17,890    $ 15,103
      Current maturities of
       long-term debt                         314        413         433
      Accounts payable                     85,903     63,988      64,083
      Accrued expenses and other          135,130    133,987     133,015
                                          -------    -------     -------
         Total current liabilities        243,141    216,278     212,634

   Postretirement health care benefits     62,768     60,283      58,985
   Other long-term liabilities             41,638     29,422      22,230

   Contingencies (Note 4)

   Stockholders' equity:
      Common stock                            778        772         771
      Additional paid-in capital          153,131    150,728     141,565
      Retained earnings                   353,928    283,010     260,997
      Cumulative foreign currency
         translation adjustment             1,781      1,174       1,500
                                         --------    -------     -------
                                          509,618    435,684     404,833
      Less:
         Treasury stock, at cost          (41,899)    (1,581)     (1,581)
         Unearned compensation             (1,443)      (871)     (1,016)
                                          -------    -------    --------
      Total stockholders' equity          466,276    433,232     402,236
                                          -------    -------     -------
                                         $813,823   $739,215    $696,085
                                         ========   ========    ========

   * Condensed from audited financial statements.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                    Nine months ended
                                                   Sept 24,     Sept 25,
                                                    1995         1994
   Cash flows from operating activities:
      Net income                                   $80,702      $79,207
      Depreciation and amortization                 31,862       26,846
      Long-term employee benefits                    3,944        5,661
      Loss on disposal of long-term assets             233           21
      Equity in net loss of joint ventures             414          141
      Deferred income taxes                              -       (4,600)
      Change in current assets and
      current liabilities:
         Accounts receivable                       (48,318)     (70,723)
         Inventories                                (6,909)     (19,322)
         Prepaid expenses                           (1,744)       1,310
         Accounts payable and
          accrued liabilities                       23,058       27,705
                                                   -------       ------
   Net cash provided by operating activities        83,242       46,246

   Cash flows from investing activities:
      Purchase of property and equipment           (73,443)     (49,090)
      Other - net                                      617       (3,076)
                                                    ------       ------
   Net cash used in investing activities           (72,826)     (52,166)

   Cash flows from financing activities:
      Proceeds from issuance of long-term debt         441            -
      Reduction of long-term debt                     (838)        (328)
      Net increase (decrease) in notes payable       3,904       (5,477)
      Dividends paid                                (9,784)      (7,620)
      Stock repurchases                            (40,318)           -
      Issuance of stock under employee
         stock and option plans                      2,408        4,929
                                                     -----       ------
   Net cash used in financing activities           (44,187)      (8,496)
                                                   -------       ------

   Net decrease in cash and cash equivalents       (33,771)     (14,416)

   Cash and cash equivalents:
         At beginning of period                     59,285       77,709
                                                   -------       ------
         At end of period                          $25,514      $63,293
                                                   =======      =======

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



   Note 1 - Basis of Presentation
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 24, 1995 and September 25, 1994, and the results of operations for the three- and nine-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

   Note 2 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                           Sept 24,    Dec. 31,   Sept 25,
                                             1995        1994       1994
   Components at the lower of cost,
     first-in, first-out (FIFO),
     or market:
        Raw material & work-in-process     $ 73,984    $ 70,685   $ 60,910
        Finished goods                       69,423      69,745     68,607
        Parts & accessories                  60,305      52,554     49,069
                                            -------     -------    -------
                                            203,712     192,984    178,586
   Excess of FIFO over LIFO                  23,383      19,564     19,113
                                            -------     -------    -------
   Inventories as reflected in the
     accompanying condensed consolidated
     balance sheets                        $180,329    $173,420   $159,473
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

   The Company and Lorillard Tobacco Company settled their trademark license dispute by agreeing to discontinue the use of Harley-Davidson trademarks on cigarettes by September 2001. The lawsuit brought by Lorillard in which the Company had filed counterclaims was also dismissed. The settlement does not involve the payment of compensatory amounts.

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


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations for the Three Months Ended September 24, 1995
              Compared to the Three Months Ended September 25, 1994

                   Motorcycle Units and Consolidated Net Sales
                      For the Three-Month Periods Ended
                  September 24, 1995 and September 25, 1994


                                                       Incr          %
                                  1995        1994     (Decr)      Change
    Motorcycle units
    (excluding Buell)            25,012     22,503     2,509       11.1%

    Net sales (in millions):

      Motorcycles                $247.3     $209.8     $37.5       17.9%

      Motorcycle Parts and
       Accessories                 75.9       78.3      (2.4)      (3.2)

      Other                         3.9        3.8        .1        2.6

        Total Motorcycles
        and Related Products      327.1      291.9      35.2       12.0

      Recreational Vehicles        65.3       68.0      (2.6)      (3.9)

      Commercial Vehicles          33.2       20.8      12.4       59.8

      Other                         1.4        3.3      (2.0)     (59.3)

        Total Transportation
        Vehicles                   99.9       92.1       7.8        8.5

      Harley-Davidson, Inc.
      Consolidated Net Sales     $427.0     $384.0     $43.0       11.2%



   The Company reported consolidated net sales of $427.0 million during the third quarter of 1995, a $43.0 million (11.2%) increase over the third quarter of 1994. Both the Motorcycles and Related Products segment (the "Motorcycles segment") and the Transportation Vehicles segment contributed to the increase.

   Net sales increases in the Motorcycles segment were driven primarily by motorcycle production and shipment increases. Motorcycle unit shipments increased 11.1% compared to the same quarter in 1994 due to an average production rate for the quarter of 430 units per day (compared to approximately 380 units in 1994).

   The manufacturing capacity improvements at the two major facilities continue to be ahead of schedule. Accordingly, the Company announced that it plans to increase daily motorcycle production to an average of 455 units per day for the remainder of the year and attain 1995 and 1996 shipments of at least 104,000 and 115,000 units, respectively.

   Parts and Accessories sales totaled $75.9 million during the third quarter of 1995, a $2.4 million (3.2%) decrease from the same period last year. MotorClothes (and collectibles) sales were down $5.6 million or 18.7%. While orders for Genuine Motor Accessories (mechanical accessories) during the third quarter of 1995 were in line with expectations, revenue growth was below expectations. Genuine Motor Parts (service parts) revenues during the third quarter of 1995 were in line with expectations.

   MotorClothes has historically been the fastest growing part of the Parts and Accessories business. Management believes that the decrease in MotorClothes sales and a corresponding drop in MotorClothes orders taken at the July 1995 dealer show are largely attributable to declines in retail floor traffic in U.S. Harley-Davidson dealerships and customer buying habits that have led to the general slowdown in the U.S. retail apparel industry. Floor traffic has been negatively affected by the lack of new motorcycle inventory in the dealerships. Without new motorcycles on display, many potential customers are not being drawn into the dealerships. The maturation of the Company's designer store program is also having an impact on MotorClothes sales growth. The opening of new designer stores typically results in increased floor traffic and a
   substantial increase in MotorClothes orders.   414 domestic dealers out of
   594 have already completed at least one designer store remodeling. The Company does not anticipate that the rate of new designer store openings will significantly increase for the foreseeable future.

   Sales of Genuine Motor Accessories (and to a lesser extent sales of MotorClothes) were constrained by shipping delays. Although the orders taken at the July 1995 dealer show met our expectations, some of the most popular products were not originally scheduled to be available for shipping until between 30 and 180 days after the show. In addition, in some cases the Company and its suppliers have been unable to meet the original schedule. Since many dealers were waiting for delivery of their July dealer show orders, reorder activity in the third quarter of 1995 was reduced. In the third quarter of 1994, substantially all of the products for which orders were taken at the July dealer show were immediately available for shipping.

   The Company initiated several promotional programs and product incentives in the third quarter of 1995 that will run through the fourth quarter to encourage dealers to build floor traffic. Management is developing an improved system to better monitor dealer inventories and retail traffic so that the Company can be more responsive to changes in retail demand and dealer needs.

   The Transportation Vehicles segment recorded 1995 third quarter net sales of $99.9 million, a $7.8 million (8.5%) increase over the same period during 1994. The Recreational Vehicles division's sales decreased $2.6 million (3.9%) primarily due to a shift in mix from the high end "Class A" motorhomes to the low end towables units.

   The Commercial Vehicles division recorded quarterly sales of $33.2 million during the third quarter of 1995, a $12.4 million (59.8%) increase over the third quarter of 1994. The increase is largely a result of the continuing work on the major contract with Federal Express Corporation. Although the Commercial Vehicles division had an excellent third quarter, the division is feeling the negative impact of the nearly five-week-long Teamsters strike against Ryder Automotive Carrier Group Inc., the trucking company that delivers truck chassis used to make walk-in vans, such as those built for Federal Express. The strike ended early in the fourth quarter and will have an effect on the Commercial Vehicles division's fourth quarter results since the division lost three weeks of production on its major product lines.


                            Consolidated Gross Profit
                         For the Three-Month Periods Ended
                     September 24, 1995  and September 25, 1994
                              (Dollars in Millions)

                                                         Percent     Percent
                                               Incr      of sale     of sales
                             1995      1994    (Decr)     1995         1994
   Motorcycles and
   Related Products        $ 96.8    $ 90.3    $6.5       29.6%        30.9%

   Transportation
   Vehicles                  14.0      16.2    (2.2)      14.0         17.6

   Consolidated Harley-
   Davidson, Inc.          $110.8    $106.5    $4.3       25.9%        27.7%


   Consolidated gross profit increased $4.3 million (4.0%) compared to the third quarter of 1994. The Motorcycles segment gross profit increased primarily due to volume increases in motorcycle unit shipments. Compared to the third quarter of 1994, the segment's gross profit percentage was negatively impacted by an additional $3 million in new model year start-up costs, approximately $3 million in lost margin from lower than anticipated Parts and Accessories sales and additional costs from the continuation of the manufacturing expansion strategy.

   The Transportation Vehicles segment's gross profit decreased $2.2 million (13.5%) and its gross profit percentage decreased to 14.0% during the third quarter of 1995 from 17.6% in the same quarter in 1994. Both the Recreational Vehicles division and the Commercial Vehicles division were responsible for the decrease in the gross profit percentage. The Commercial Vehicles division's gross margin decreased primarily due to operating inefficiencies incurred in adding production capacity. The Recreational Vehicles division incurred a shift in mix to lower margin towables units from "Class A" motorhomes which had a negative impact on gross margins. In addition, the previously announced travel trailer recall resulted in a charge of approximately $1 million in the third quarter.

                         Consolidated Operating Expenses
              For the Three-Month Periods Ended September 24, 1995
                             and September 25, 1994
                              (Dollars in Millions)

                                                Incr        %
                             1995      1994    (Decr)    Change

   Motorcycles and
   Related Products         $58.9     $52.5     $6.4       12.3%

   Transportation
   Vehicles                  13.5      14.1      (.6)      (4.1)
   Corporate                  2.1       2.1        -          -

   Consolidated Harley-
   Davidson, Inc.           $74.5     $68.7     $5.8        8.4%


   Consolidated operating expenses increased $5.8 million, or 8.4%, compared to the third quarter of 1994. Increases in the Motorcycles segment were primarily volume related. Other areas of increased spending included engineering, information services, international operations and product warranty.

   The Transportation Vehicles segment operating expenses decreased slightly during the third quarter of 1995 compared to the third quarter of 1994. Promotional programs covering the high end "Class A" motorhomes will be in place for the fourth quarter and are expected to result in higher promotional expenses for the fourth quarter of 1995 compared to the same quarter last year.


       Results of Operations for the Nine Months Ended September 24, 1995
              Compared to the Nine Months Ended September 25, 1994


                   Motorcycle Units and Consolidated Net Sales
                       For the Nine-Month Periods Ended
                    September 24, 1995 and September 25, 1994

                                                     Incr          %
                                 1995       1994     (Decr)       Change
    Motorcycle units
    (excluding Buell)            76,830    70,565     6,265        8.9%

    Net sales (in millions):

      Motorcycles                $747.0    $648.2     $98.8       15.2%

      Motorcycle Parts and
      Accessories                 216.5     192.3      24.2       12.6

      Other                        14.1       6.9       7.2      104.3

      Total Motorcycles
      and Related Products        977.6     847.4     130.2       15.4

      Recreational
      Vehicles                    218.1     202.2      15.9        7.9

      Commercial Vehicles         101.1      69.9      31.2       44.6
      Other                         6.4       9.6      (3.2)     (33.3)

        Total Transportation
         Vehicles                 325.6     281.7      43.9       15.6

    Harley-Davidson, Inc.
    Consolidated Net Sales     $1,303.2  $1,129.1    $174.1       15.4%



   The Company reported record net sales for the first nine months of $1.3 billion, an increase of $174.1 million (15.4%) compared to the first nine months of 1994. Net sales increases were generated by both the Motorcycles segment and the Transportation Vehicles segment.

   Worldwide demand within the Motorcycles segment continues to outweigh supply in virtually all markets in which the Company competes. The most recent information available (through July) indicates a U.S. heavyweight (751cc+) market share of 52.6% compared to 54.2% for the same period in 1994. The decrease in market share is attributable to the Company's capacity constraints in a growing market. The U.S. heavyweight market is up 12% through July and is continuing to grow faster than the Company's production capacity.

   Sales of Buell motorcycles (which have been distributed to select Harley-Davidson dealers through the Company's wholly-owned subsidiary, Buell Distribution Corporation, beginning in the third quarter of 1994) contributed approximately $8 million of additional revenues in the first nine months of 1995 as compared to the same period in 1994. (Included in the "Other" category).

   Overall, net sales of the Parts and Accessories business increased 12.6% compared to the first nine months of 1994. The rate of increase is lower than experienced last year due to the same factors that affected the third quarter results described above. Management believes that the Parts and Accessories business, in the aggregate, should grow at a rate similar to the annual growth in motorcycle unit shipments for the foreseeable future.

   The Transportation Vehicles segment recorded net sales of $325.6 million during the first nine months of 1995, an increase of $43.9 million (15.6%) compared to the first nine months of 1994. The Recreational Vehicles division's net sales increased primarily due to volume increases in the
   first and second quarters.   The Recreational Vehicles division's retail
   sales are outperforming the recreational vehicle industry in a difficult year. Industry-wide, Class A motorhome registrations are down 5.8% and towable registrations are down .8% through July. During the same period, Holiday Rambler's Class A unit retail sales are up 6.0% and market share is 6.2% versus 5.5% in 1994. Holiday Rambler's towable retail unit sales are up 15.4% and market share is 2.5% versus 2.1% in 1994.

   The Commercial Vehicles division recorded a $31.2 million (44.6%) increase in net sales during the first nine months of 1995 compared to the same period in 1994. The division benefited from a shift in mix to its higher priced walk-in units as a result of several large fleet contracts (including Federal Express Corporation).


                            Consolidated Gross Profit
               For the Nine-Month Periods Ended September 24, 1995
                             and September 25, 1994
                              (Dollars in Millions)

                                                       Percent     Percent
                                            Incr       of sales    of sales
                        1995       1994     (Decr)      1995        1994
   Motorcycles and
   Related Products    $296.9     $260.7    $36.2      30.4%       30.8%

   Transportation
   Vehicles              47.6       49.4     (1.8)     14.6        17.6

   Consolidated
   Harley-Davidson,
   Inc.                $344.5     $310.1    $34.4      26.4%       27.5%


   Consolidated gross profit for the first nine months of 1995 totaled $344.5 million, an increase of $34.4 million (11.1%) over the same period in 1994.

   The Motorcycles segment reported a $36.2 million (13.9%) increase for the period. The segment's gross profit percentage remained essentially unchanged at 30.4% for the period compared to the first nine months of 1994. Gross profit benefited primarily from the increase in volume. This benefit was offset by additional costs related to continued machinery rearrangement in the Company's three motorcycle manufacturing facilities in support of the production capacity and product quality increases, as well as a shift in mix toward touring models.

   The Transportation Vehicles segment recorded gross profit of $47.6 million during the first nine months of 1995 which was down slightly compared to the first nine months of 1994. The segment's gross profit margin was 14.6% for the nine-month period ended September 24, 1995 as compared with 17.6% for the same period last year. The Recreational Vehicles division's margin decreased primarily due to operating inefficiencies caused by previously announced production cutbacks in the first and second quarters of 1995. The Commercial Vehicles division's margin decreased due to production inefficiencies in preparation of the heavy production schedule due to the large contracts as well as lost production caused by the Teamsters strike. The inefficiencies (such as a new leased facility, new employees, training, etc.) offset the benefits from an increase in volume and a favorable shift in mix toward higher-margin walk-in units in the Commercial Vehicles division.


                         Consolidated Operating Expenses
               For the Nine-Month Periods Ended September 24, 1995
                             and September 25, 1994
                              (Dollars in Millions)

                                                         Incr          %
                                     1995       1994     (Decr)      Change

   Motorcycles and Related         $164.3     $140.8     $23.5        16.7%
   Products
   Transportation Vehicles           45.7       42.4       3.3         7.8

   Corporate                          5.4        7.4      (2.0)      (27.1)

   Consolidated Harley-            $215.4     $190.6     $24.8        13.0%
   Davidson, Inc.

   Consolidated Operating expenses of $215.4 million for the first nine months of 1995 increased $24.8 million (13.0%) compared to the first nine months of 1994. The Motorcycles segment generated the majority of the increase due to increases in volume, product warranty, information services, marketing and international operations. The Transportation Vehicles segment increase was generally the result of product development, quality, advertising and promotional program expenses.

   Consolidated income taxes
   The Company's effective income tax rate approximated 37.0% in 1995 compared to 38.5%, excluding a one-time benefit of $4.6 million related to the legal reorganization and recapitalization of the Transportation Vehicles segment, during 1994. The reorganization and recapitalization resulted in lower income taxes.

   Environmental
   The Company's policy is to comply with all applicable environmental laws and regulations and has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar) and the U.S. Navy regarding the remediation of the Company's manufacturing facility in York, PA and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation of the York facility. The Company has established reserves for this amount. See Note 4 of the notes to condensed consolidated financial statements.

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

   Liquidity and Capital Resources as of September 24, 1995

   The Company generated $83.2 million of cash from operating activities during the first nine months of 1995. Working capital items, primarily accounts receivable, had a negative impact on cash flows. Consolidated accounts receivable at September 24, 1995 increased approximately 34% over the balance at December 31, 1994. The increase is the result of an approximate increase of 15% in consolidated revenues and approximately $10 million of additional foreign receivables which generally have longer terms. Additionally, the Motorcycles segment, which was responsible for a majority of the increase, had a 35% increase in September shipments compared to December 31, 1994. This is significant because domestic motorcycle shipments generally have thirty-day terms.

   Capital expenditures amounted to $73.4 million and $49.1 million during the first nine months of 1995 and 1994, respectively. The Company anticipates 1995 capital expenditures will approximate $110 million. The Company anticipates funding these expenditures with internally generated funds.

   The Company announced on March 9, 1995 that it intended to repurchase up to 4 million shares of its outstanding common stock pursuant to authority previously granted by its Board of Directors. During the first quarter, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings. The note was repaid in full in June, 1995. No purchases were made in the second or third quarters.

   The Company currently has nominal levels of long-term debt and has existing lines of credit of approximately $48 million, of which approximately $26 million remained available at September 24, 1995.

   The Company's Board of Directors declared three cash dividends during the first nine months of 1995 including, most recently, a $.05 cash dividend declared on August 23, 1995 payable September 11, 1995 to shareholders of record September 1 ( a 25% increase over the prior dividend).


                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 24, 1995

   Item 1.  Legal Proceedings
   The Company and Lorillard Tobacco Company settled their trademark license dispute by agreeing to discontinue the use of Harley-Davidson trademarks on cigarettes by September 2001. The lawsuit brought by Lorillard in which the Company had filed counterclaims was also dismissed. The settlement does not involve the payment of compensatory amounts.

   The Company (including its wholly-owned subsidiaries Harley-Davidson Motor Company and H-D Michigan, Inc.), filed a lawsuit in May, 1995 against Motorcycle Equities, Inc. ("MEI") seeking a determination of the parties' respective rights and obligations under a license agreement for the Harley-Davidson Cafe in New York City.

   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

   See footnote 4 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.


   Item 6.  Exhibits and Reports on Form 8-K
            (a)  Exhibits
            4     Amendment to Rights Agreement
            27    Financial Data Schedule

           (b)  Reports on Form 8-K
           None.

                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HARLEY-DAVIDSON, INC.



   Date:   10/27/95           /s/  James L. Ziemer
                              James L.  Ziemer
                              Vice President and Chief Financial
                              Officer (Principal Financial Officer)

           10/27/95           /s/  James M. Brostowitz
                              James M. Brostowitz
                              Vice President, Controller (Principal
                              Accounting Officer) and Treasurer

                                  Exhibit Index



   Exhibit No.      Description                   Page

       4       Amendment to Rights Agreement      19

       27      Financial Data Schedule            21