Form 10-Q/A
period 1995-09-24
HARLEY DAVIDSON INC
filed 1995-10-31
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-Q/A
                               AMENDMENT NO. 1 TO

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

   Common Stock Outstanding as of  October 20, 1995        74,797,415  Shares

   The undersigned registrant hereby amends the cover sheet of its Form 10-Q for the quarterly period ended September 24, 1995 to correct the number of shares of the registrant's common stock outstanding at October 20, 1995.






                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HARLEY-DAVIDSON, INC.



   Date:        October 31, 1995                  By: /s/James L. Ziemer
                                                  James L.  Ziemer
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial
                                                  Officer)