Form 10-K
period 1995-12-31
HARLEY DAVIDSON INC
filed 1996-04-01
CIK 793952

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended: DECEMBER 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to ________________

Commission file number 1-9183
                       ------


                             HARLEY-DAVIDSON, INC.
            (Exact name of registrant as specified in its charter)

     WISCONSIN                                       39-1382325
  (State of organization)                (I.R.S. Employer Identification No.)

  3700 WEST JUNEAU AVENUE,
    MILWAUKEE, WISCONSIN                                53208
(Address of principal executive offices)              (Zip code)

Registrant's telephone number:  (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange
     Title of each class                             on which registered
- --------------------------------------              ----------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE             NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE



Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the
past 90 days.  Yes  X  No    .
                   ___    ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 22, 1996: $2,853,020,520.

Number of shares of the registrant's common stock outstanding at March 22, 1996:
                              75,395,375 shares.

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 4, 1996.

================================================================================

                                    PART I

ITEM 1. BUSINESS
- ------- --------
SUMMARY
- -------

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson Motorcycle Business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, Harley-Davidson, Inc. (the "Company") includes all of its subsidiaries and other wholly owned affiliates. The Company operates in two segments (excluding discontinued operations): Motorcycles and Related Products, and Financial Services.

The Motorcycles and Related Products ("Motorcycles") segment consists primarily of its wholly-owned subsidiary Harley-Davidson Motor Company (the "Motor Company"). The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 751cc or above) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. While definitive market share information (engine displacement of 751cc or above) is not available in many foreign countries, the Company believes it holds an approximate 11% market share in the European markets in which it competes and a 22% market share in the Pacific Rim (Japan and Australia).

The Financial Services segment consists of the Company's majority-owned subsidiary, Eaglemark Financial Services, Inc.("Eaglemark"). Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American dealers. Eaglemark also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eaglemark has established a proprietary credit card for use in the Company's independent dealerships. Eaglemark also provides property and casualty insurance for motorcycles as well as extended warranty contracts. A smaller portion of its customers are in other leisure products businesses.

In January, 1996, the Company announced its strategic decision to discontinue the operations of its Transportation Vehicles segment in order to concentrate its financial and human resources on its core motorcycle business. On March 6, 1996, the Company completed the sale of substantially all of the assets of its Holiday Rambler Recreational Vehicle Division (the "RV Division") to Monaco Coach Corporation ("Monaco"). Monaco acquired the RV Division's manufacturing operations located in Wakarusa, Indiana and 10 of its 14 Holiday World Recreational Vehicle Dealerships. The sale of the remainder of the Transportation Vehicles segment is expected to be finalized during 1996. The Company does not anticipate a loss on the discontinuance of the Transportation Vehicles segment. The results of the Transportation Vehicles segment have been reported separately as discontinued operations. Prior year financial information has been restated to present the Transportation Vehicles segment as a discontinued operation. See Note 3 to the 1995 consolidated financial statements for further information.

Revenue, operating income (loss) and identifiable assets attributable to each of the Company's segments are as follows (in thousands):

- -------------------------------------------------------------------------------------
                             Motorcycles
                             and Related   Transportation     Financial
                              Products       Vehicles(1)     Services(2)   Corporate
                             -----------  -----------------  ------------  ----------
     1995
     ----
  Revenue                     $1,350,466        $    n/a      $    n/a       $     -
  Operating income (loss)        184,475             n/a         3,620        (7,299)
  Identifiable assets            595,118         111,556       269,461        24,535

     1994
     ----
  Revenue                     $1,158,887        $    n/a      $    n/a       $     -
  Operating income (loss)        163,510             n/a           n/a        (9,948)
  Identifiable assets            494,362         110,886           n/a        71,415

     1993
     ----
  Revenue                     $  933,262        $    n/a      $    n/a       $     -
  Operating income (loss)        136,217             n/a           n/a        (6,878)
  Identifiable assets            367,794          79,372           n/a        80,792
- -------------------------------------------------------------------------------------

(1) The Transportation Vehicles segment was reported as discontinued operations in 1995. Prior year results have been reclassified in order to conform to this presentation. See note 3 to the 1995 consolidated financial statements for further information.

(2) The Financial Services segment's 1995 results of operations are included in operating income. During 1994 and 1993, the equity in earnings of the Financial Services subsidiary was included in other income. See note 4 to the 1995 consolidated financial statements for further information.

The domestic heavyweight motorcycle market continued to expand in 1995. Worldwide quarterly revenue and operating income (loss) (in thousands), by segment, and motorcycle shipment information, are as follows:

- -----------------------------------------------------------------------------------------------
                                           First     Second      Third     Fourth       Total
                                          Quarter    Quarter    Quarter    Quarter      Year
                                          -------    -------    -------    -------      ----
  1995
  Revenue by segment:
     Motorcycles and Related Products    $294,886   $355,631   $327,096   $372,853   $1,350,466
     Financial Services                       n/a        n/a        n/a        n/a          n/a
                                         --------   --------   --------   --------   ----------
                                         $294,886   $355,631   $327,096   $372,853   $1,350,466

  Operating income (loss) by segment:
     Motorcycles and Related Products    $ 40,473   $ 53,732   $ 38,421   $ 51,849   $  184,475
     Financial Services                       651      1,001        771      1,197        3,620
     Corporate                             (1,867)    (1,330)    (2,210)    (1,892)      (7,299)
                                         --------   --------   --------   --------   ----------
                                         $ 39,257   $ 53,403   $ 36,982   $ 51,154   $  180,796
  Units:
     Harley-Davidson Motorcycles           23,651     28,167     25,012     28,274      105,104
- -----------------------------------------------------------------------------------------------

  1994
  Revenue by segment:
     Motorcycles and Related Products    $258,607   $296,843   $291,927   $311,510   $1,158,887
     Financial Services                       n/a        n/a        n/a        n/a          n/a
                                         --------   --------   --------   --------   ----------
                                         $258,607   $296,843   $291,927   $311,510   $1,158,887

  Operating income (loss) by segment:
     Motorcycles and Related Products    $ 34,984   $ 47,134   $ 37,832   $ 43,560   $  163,510
     Financial Services                       n/a        n/a        n/a        n/a          n/a
     Corporate                             (2,086)    (3,217)    (2,128)    (2,517)      (9,948)
                                         --------   --------   --------   --------   ----------
                                         $ 32,898   $ 43,917   $ 35,704   $ 41,043   $  153,562
  Units:
     Harley-Davidson Motorcycles           23,056     25,006     22,503     25,246       95,811
- -----------------------------------------------------------------------------------------------

  1993
  Revenue by segment:
    Motorcycles and Related Products     $205,328   $256,870   $220,778   $250,286   $  933,262
    Financial Services                        n/a        n/a        n/a        n/a          n/a
                                         --------   --------   --------   --------   ----------
                                         $205,328   $256,870   $220,778   $250,286   $  933,262
  Operating income (loss) by segment:
    Motorcycles and Related Products     $ 27,505   $ 41,604   $ 31,175   $ 35,933   $  136,217
    Financial Services                        n/a        n/a        n/a        n/a          n/a
    Corporate                              (1,746)    (1,840)    (1,183)    (2,109)      (6,878)
                                         --------   --------   --------   --------   ----------
                                         $ 25,759   $ 39,764   $ 29,992   $ 33,824   $  129,339

  Units:
    Harley-Davidson Motorcycles            19,502     22,951     17,963     21,280       81,696

- -----------------------------------------------------------------------------------------------

MOTORCYCLES AND RELATED PRODUCTS

The primary business of the Motorcycles segment is to produce and sell premium heavyweight motorcycles. The Company's motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical U.S. Harley-Davidson(R) motorcycle owner is a male in his early forties, with a household income of approximately $66,000, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Over two-thirds of the Company's sales are to buyers with at least one year of higher education beyond high school, and 34% of the buyers have college degrees. Approximately 9% of the Company's U.S. retail sales are to female buyers.

The heavyweight class of motorcycles is comprised of four types: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and speed; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. Touring and custom models are the primary classes of heavyweight motorcycles the Company manufactures. The Company presently manufactures and sells 23 models of touring and custom heavyweight motorcycles, with suggested retail prices ranging from approximately $5,100 to $18,200. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Paks(R). The custom segment of the market includes motorcycles featuring the distinctive styling associated with certain classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The Company's motorcycles are based on variations of four basic chassis designs and are powered by one of three air cooled, twin cylinder engines of "V" configuration which have displacements of 883cc, 1200cc and 1340cc. The Company manufactures its own engines and frames.

During 1993, the Company acquired a 49 percent interest in Buell Motorcycle Company ("Buell"), a manufacturer of performance motorcycles. This investment in Buell offers the Company the possibility of gradually gaining entry into select niches within the performance motorcycle market. Buell began distribution of a limited number of Buell motorcycles during 1994 to select domestic Harley-Davidson dealers.

Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors', suggested retail prices are generally comparable. The top of the Company's custom product line is typically priced as much as 50% more than its competitors' custom motorcycles. The custom portion of the product line represents the Company's highest unit volumes and continues to command a premium price because of its features, styling and high resale value. The Company's smallest displacement custom motorcycle (the 883cc Sportster(R)) is directly price competitive with competitors' comparable motorcycles. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from competitive-brand motorcycles, are people completely new to the sport of motorcycling or have not participated in the sport for at least five years. Since 1988, the Company's research has consistently shown a repurchase intent in excess of 92% on the part of purchasers of its motorcycles, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. Domestic motorcycle sales generated 49.3%, 50.3% and 51.4% of revenues in the Motorcycles segment during 1995, 1994 and 1993, respectively.

The major product categories for the Parts and Accessories business are replacement parts (Genuine Motor Parts(TM)), mechanical accessories (Genuine Motor Accessories(TM)), rider accessories

(MotorClothes(R) clothing and collectibles) and specially formulated oil and other lubricants. Domestic motorcycle Parts and Accessories sales comprised 17.4%, 17.8% and 17.4% of net sales in the Motorcycles segment in 1995, 1994 and 1993, respectively. Net sales from domestic motorcycle Parts and Accessories have grown 86.6% over the last three years (since 1992).

The Company also provides a variety of services to its dealers and retail customers including service training schools, delivery of its motorcycles, motorcycling vacations, memberships in an owners club and customized software packages for dealers. The Company has had success under a program emphasizing modern store design and display techniques in the merchandising of parts and accessories by its dealers. Currently, 425 domestic and 130 international dealerships have completed store design renovation projects.

Licensing. In recent years, the Company has endeavored to create an awareness of the brand among the non-riding public and provide a wide range of product for enthusiasts by licensing its trademark "Harley-Davidson(R)" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts and other clothing, jewelry, small leather goods and numerous other products and is expanding its licensing activity in the toy category. In 1993, the licensed Harley-Davidson Cafe opened in Manhattan, New York. In 1995, the Company entered into an agreement for licensing three additional restaurants with the Cafe owners. Although the majority of licensing activity occurs in the U.S., the Company has expanded into international markets in coordination with international marketing efforts.

This licensing activity provides the Company with a valuable source of advertising and goodwill. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks, thereby protecting the brand and its use. Royalty revenues from licensing were approximately $24 million, $22 million and $14 million during 1995, 1994 and 1993, respectively. While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

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

The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson dealers. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies. In an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling, the Company formed a riders club in 1983. The Harley Owners Group(R), or "HOG(R)", currently has approximately 292,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. The Company's expenditures on domestic marketing and advertising were approximately $71.5 million, $65.6 million and $53.8 million during 1995, 1994 and 1993, respectively.

Retail Customer and Dealer Financing. Among the factors affecting the volume of the Motor Company's parts and accessory, and to a lesser extent motorcycle, sales are the availability and cost of credit to both retail purchasers and Harley-Davidson dealers. The Motor Company believes that Eaglemark and other financial services companies provide adequate retail and wholesale financing to the Motor Company's dealers and customers. In addition, to encourage its dealers to carry sufficient parts and accessories inventories and to counteract the seasonality of the parts and accessories business, the Motor Company from time to time offers its domestic dealers quarterly special discounts and/or 120 day delayed billing terms through Eaglemark.

International Sales. International sales were $395 million, $331 million and $263 million, accounting for approximately 29%, 29% and 28% of net sales of the Motorcycles segment, during 1995, 1994 and 1993, respectively. The Company believes the international heavyweight market is growing and is significantly larger than the U.S. heavyweight market. The Company estimates, using data reasonably available to the Company, that it holds an approximate 11% market share in the European markets in which it competes and an approximate 22% market share in the Pacific Rim (Japan and Australia).

The Company has three wholly owned foreign subsidiaries located in Germany, Japan and the United Kingdom. The German subsidiary also serves Austria, France, Denmark, Czech Republic, Hungary and Poland. The combined foreign subsidiaries have a network of 133 dealers of which approximately one-half sell the Company's motorcycles exclusively. Distribution through these subsidiaries allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets. The Company is represented throughout the rest of the world by an independent network of distributors and direct sales dealers. At the end of 1995, this network included 15 distributors serving 17 country markets with approximately 275 dealers. The remainder of the network includes 19 direct sales dealers serving 17 country markets. Germany, Japan, Canada and Australia, in that order, represent the Company's largest export markets and account for approximately 60% of export sales. See Note 12 to the consolidated financial statements for additional information regarding foreign operations.

During 1994, the Company established its European Distribution Centre in Rotterdam which consolidated the motorcycle and Parts and Accessories distribution. In 1995, the Company established the Harley-Davidson European headquarters in the United Kingdom which created an in-country management team dedicated to improving the relationships between the Company and its distributors, dealers and customers. The focus in 1996 will be on gradual expansion of the dealer network, improved management information systems, better product availability and development of new markets.

In the Asia/Pacific region, the findings of an intensive market study that the Company conducted, the early stages of which were completed in 1995, show that short-term growth opportunities will come from existing markets, led by Japan and Australia, with long-term growth coming from developing new markets. The focus of 1996 is to ensure consistency among our dealer network with special emphasis on increasing technical service competencies.

Competition. The U.S. and international heavyweight motorcycle markets are highly competitive. The Company's major competitors generally have financial and marketing resources which are substantially greater than those of the Company. The Company's principal competitors have larger overall sales volumes and are more diversified than the Company. The Company believes that the heavyweight motorcycle market is the most profitable segment of the U.S. motorcycle market. During 1995, the heavyweight segment represented approximately 36% of the total U.S. motorcycle market in terms of new units registered.

The Company first began to experience significant competition in the domestic heavyweight motorcycle market from Japanese manufacturers in the early 1970's, and prior to 1984, the Company's U.S. market share declined almost continuously. Domestically, the Company competes in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 78%, 76% and 75% of total heavyweight retail unit sales in the U.S. during 1995, 1994 and 1993, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market.

For the last 10 years, the Company has led the industry in domestic sales of heavyweight motorcycles. The Company's share of the heavyweight market was 55.8% in 1995; down slightly from 56.1% in 1994. This is primarily a result of the Company's constrained production capacity in a growing market. The Company is currently reviewing alternative sites for the construction of a new manufacturing facility to enable it to achieve its long-term goal of nearly doubling motorcycle production capacity by 2003. The Company currently estimates it will have the capacity to produce at least 115,000 units in 1996, 125,000-130,000 units in 1997 and 145,000-150,000 units in 1998.

- ----------------------------------------------------------------------------------------

                 Shares of U.S. Heavyweight Motorcycle Market*
                    (Engine Displacement of 751cc or Above)

                                                         Year Ended December 31,
                                                  --------------------------------------
                                                   1995    1994    1993    1992    1991
                                                   ----    ----    ----    ----    ----
  New U.S. Registrations (thousands of units):
    Total new registrations                       129.3   116.2   101.4    86.4    74.3
    Harley-Davidson new registrations              72.1    65.2    59.3    52.2    45.1

    Percentage Market Share:
     Harley-Davidson                               55.8%   56.1%   58.4%   60.4%   60.7%
     Honda                                         17.6    19.1    17.7    16.4    17.3
     Suzuki                                         7.9     8.7     9.4     9.4     7.6
     Kawasaki                                       8.5     7.1     6.2     5.6     6.4
     Yamaha                                         3.6     3.9     4.4     4.1     4.7
     Other                                          6.6     5.1     3.9     4.1     3.3
                                                  -----   -----   -----   -----   -----

  Total                                           100.0%  100.0%  100.0%  100.0%  100.0%
                                                  =====   =====   =====   =====   =====

     * Information in this report regarding motorcycle registrations and market shares has been derived from data published by R.L. Polk & Co.

- ------------------------------------------------------------------------------

On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

- ----------------------------------------------------------------------

              Worldwide Heavyweight Motorcycle Registration Data
                    (Engine Displacement of 751cc or Above)

                                                 (Units in Thousands)
                                                 1995    1994    1993
                                                 ----    ----    ----
  North America/(1)/:
     Total registrations                        140.3   124.9   109.5
     Harley-Davidson registrations               77.0    69.5    63.4
     Harley-Davidson market share percentage     54.9%   55.7%   57.9%

  Europe/(2)/:
     Total registrations                        139.9   128.7   129.8
     Harley-Davidson registrations               15.3    14.2    13.1
     Harley-Davidson market share percentage     10.9%   11.0%   10.1%

  Japan/Australia:
     Total registrations                         35.5    34.0    31.8
     Harley-Davidson registrations                7.9     7.6     6.6
     Harley-Davidson market share percentage     22.3%   22.3%   20.9%

  (1)  Includes the United States and Canada
  (2)  Includes Austria, Belgium, France, Germany, Italy,
       Netherlands, Spain, Switzerland and United Kingdom.

- ----------------------------------------------------------------------

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

Domestic heavyweight registrations increased 11% and 15% during 1995 and 1994, respectively. The Company believes its ability to maintain its current market share will depend primarily on its ability to increase its annual production capacity as discussed below.

To enhance international growth, the Company completed, in 1994, a study of Europe, the world's largest heavyweight motorcycle market, and began implementation of new strategies to improve the quality of its distribution systems, dealer network and customer support activities there. In addition, the Company has begun a similar study of its current and future potential in the Asia/Pacific region, to determine the levels of commitment required to adequately serve the needs of motorcycle customers in this region.

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

The Company is in the process of completing a comprehensive motorcycle manufacturing strategy designed to, among other things, enable further increases in annual motorcycle production in order to nearly double its production capacity by 2003. "Plan 2003" calls for the enhancement of the Motorcycles segment's ability to increase capacity, adjust to changes in the market place and further improve quality while reducing costs. The strategy calls for the achievement of the increased capacity (up to 150,000 units) at the existing facilities (with some additions) and construction of a new assembly plant. The Company expects to begin implementing Plan 2003 in 1996 and estimates that it will reach the production goal of at least 115,000 units in 1996. In addition, the Company currently estimates it will have the capacity to produce 125,000-130,000 units in 1997 and 145,000-150,000 units in 1998.

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

The Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. Certain of these components are secured from one of a limited number of suppliers. Interruptions from certain of these suppliers could adversely affect the Company's production pending the establishment of substitute supply arrangements. The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

Research and Development. The Company believes that research and development are significant factors in the Company's ability to continuously improve its competitive position. As a result, the Company began construction of a new 200,000 square foot Product Development Center in 1995. The cost is estimated at approximately $25 million, and construction is scheduled to be completed in December, 1996. The Motorcycles segment incurred research and development expenses of approximately $27.2 million, $22.1 million and $19.2 million during 1995, 1994 and 1993, respectively.

Patents and Trademarks. The Company owns certain patents which relate to its motorcycles and related products and processes for their production. The Company believes that the loss of any of its patents would not have a material effect upon its business.

Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of its trademarks, prevent the unauthorized use of its trademarks and improve its image and customer goodwill. The Company believes that its "Harley-Davidson(R)" trademark is highly recognizable by the general public and one of its most valuable assets. The Company's Bar and Shield design trademark is also highly recognizable by the general public. Additionally, the Company has numerous trademarks, trade names and logos, registered both in the United States and abroad. The Company has continuously used the "Harley-Davidson" trademark since 1903 and the Bar and Shield trademark since 1910.

Seasonality. The Company, in general, does not experience significant seasonal fluctuations in motorcycle production. This is primarily the result of a strong demand for the Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American independent dealers. Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

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

The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (ARB) with respect to the ARB's more stringent emissions standards. The Company's motorcycles are subjected to the additional ARB tailpipe and evaporative emissions standards that require the Company to build unique vehicles for sale exclusively in California. The Company's motorcycle products have been certified to comply fully with all such applicable standards.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act (Safety Act), which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has acknowledged to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.

In accordance with NHTSA policies, the Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 6 voluntary recalls at a total cost of approximately $3.1 million. The Company fully reserves for all estimated costs associated with recalls in the period that they are announced.

Federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

Employees. As of December 31, 1995, the Motorcycles segment had approximately 4,800 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa and Tomahawk, Wisconsin, are represented principally by the United Paperworkers International Union (UPIU) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the UPIU and the Wisconsin-IAM will expire on April 14, 2001, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 1997.

FINANCIAL SERVICES

Eaglemark Financial Services, Inc. provides private label financial services programs to leisure product manufacturers, their dealers and customers in the United States and Canada. The Company acquired a 49% interest in Eaglemark in 1993 and acquired substantially all of the remaining shares in 1995.
Eaglemark commenced doing business in 1993 with the purchase of the Harley-Davidson wholesale financing portfolio from ITT Commercial Finance Corporation.

Harley-Davidson. Eaglemark's largest division provides both wholesale and retail financial services to Harley-Davidson dealers and customers and operates under the trade names Harley-Davidson(R) Credit and Harley-Davidson(R) Insurance. Wholesale financial services include floorplan financing of motorcycles, trade acceptance financing of motorcycle parts and accessories, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products, including property and casualty, general liability and special events insurance policies. Eaglemark's wholesale financial services are offered to all Harley-Davidson dealers in the United States and Canada and during 1995 were utilized one or more times by approximately 90% of such dealers. Eaglemark's wholesale finance operations are located in Plano, Texas.

Retail financial services include installment lending for new and used Harley-Davidson motorcycles, the Harley Card(TM), an exclusive credit card for use only in Harley-Davidson dealerships, and the brokerage of a range of motorcycle insurance products, including liability, casualty, and credit life and disability insurance policies, and extended warranty agreements. Eaglemark's retail financial services are available through virtually all Harley-Davidson dealers in the United States and Canada. Eaglemark's retail finance operations are located in Carson City, Nevada.

Other Manufacturers. Eaglemark also provides private label wholesale and retail financial services (other than extended warranty agreements) through manufacturer participation programs to Holiday Rambler(R), Boston Whaler(R), Skeeter(R), Mastercraft(TM) and WetJet(TM) dealers and customers. These programs are similar to the Harley-Davidson program described above.

Funding. Eaglemark's growth has been funded through a combination of capital contributions from the Company, commercial paper borrowings, revolving credit facility borrowings and securitization of its retail installment loans. Future growth is expected to be financed by using similar sources as well as internally generated funds. Eaglemark acts only as an insurance agent and does not assume any underwriting risk with regard to the various insurance policies and extended warranty agreements that it sells.

Competition. Eaglemark believes that its ability to offer a package of wholesale and retail financial services utilizing the name of the manufacturer provides a significant competitive advantage over its competitors. Its competitors compete for business based largely on price and, to a lesser extent, service. Eaglemark competes based on convenience, service and, to a lesser extent, price.

The only significant national retail financing competitor for Harley-Davidson motorcycle installment loans is Greentree Financial. Greentree Financial does not offer insurance products, extended warranty, or the private-label credit card and focuses on high volume Harley-Davidson dealers. In contrast, competition to provide retail financial services to recreational vehicle and watercraft dealers is substantial, with many competitors being much larger than Eaglemark. These competitors include The CIT Group, Ganis Credit Corp, BankOne and Key Bank USA. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in their local markets.

Eaglemark faces little national competition for the Harley-Davidson wholesale finance business. Competitors are primarily banks and other financial institutions who provide wholesale financing to Harley-Davidson dealers in their local markets. In contrast, competition to provide wholesale financial services to recreational vehicle and watercraft dealers is substantial, with many competitors being much larger than Eaglemark. These competitors include Deutsche Financial, NationsCredit, Bombardier and Transamerica. They typically offer manufacturer sponsored programs similar to Eaglemark's programs.

Patents and Trademarks. Eaglemark has applied for federal trademark registrations for the name "Eaglemark" and the Eaglemark logo. All the other trademarks or trade names used by Eaglemark, such as Harley-Davidson Credit and MasterCraft Credit, are licensed from the manufacturer.

Seasonality. The leisure products for which Eaglemark currently provides financial services are primarily used only during the warmer months of the year in the northern United States and Canada, generally March through August. As a result, the business experiences significant seasonal variations. From September until mid-March dealer inventories build and turn more slowly, increasing wholesale financing volume substantially. During this same time there is a corresponding decrease in the retail financing volume. Customers typically do not buy motorcycles, watercraft and recreational vehicles until they can use them. From about mid-March through August retail financing volume increases and wholesale financing volume decreases.

Employees. As of December 31, 1995, the Financial Services segment had approximately 180 employees. None of Eaglemark's personnel are represented by labor unions.

TRANSPORTATION VEHICLES (DISCONTINUED OPERATIONS)

As previously discussed, on January 22, 1996, the Company announced its strategic decision to discontinue the operations of the Transportation Vehicles segment in order to concentrate its financial and human resources on its core motorcycle business. The Transportation Vehicles segment is comprised of the Commercial Vehicles division and B & B Molders, a manufacturer of custom or standard tooling and injection molded plastic pieces and formerly included the Recreational Vehicles division. The Company does not anticipate a loss on the discontinuance of the Transportation Vehicles segment, which is expected to be finalized during 1996. The results of the Transportation Vehicles segment have been reported separately as discontinued operations. Prior year financial information has been restated to present the Transportation Vehicles segment as a discontinued operation.

COMMERCIAL VEHICLES
- -------------------

The Company, through its Utilimaster division, builds a variety of commercial body configurations for special uses. Sales of the Commercial Vehicles division accounted for 29.7%, 24.8% and 27.8% of the Transportation Vehicles segment's revenues in 1995, 1994 and 1993, respectively.

Utilimaster currently installs its bodies on chassis of various sizes supplied by third parties. The Company's products are offered in aluminum or fiberglass reinforced plywood (FRP) construction and are available in lengths of 9 to 28 feet. The Company's products (excluding chassis) range in price from $2,800 to $16,000 although special service vehicles can sell as high as $80,000.

The principal types of commercial bodies are as follows:

   Parcel Delivery Vans - Aluminum or FRP parcel delivery van bodies are installed on chopped van chassis supplied by the major Detroit truck manufacturers. These parcel delivery van bodies range in length from 10 to 16 feet and are primarily used for local delivery of parcels, freight and perishables.

   Walk-In Vans - Utilimaster manufactures its walk-in vans (step-vans) on a truck chassis supplied with engine and drive train components, but without a cab. The Company fabricates the driver's compartment and body using aluminum panels. Uses for these vans include the distribution of food products and small packages.

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

RECREATIONAL VEHICLES
- ---------------------

On March 6, 1996, the Company completed the sale of substantially all of the assets of its Holiday Rambler Recreational Vehicles Division to Monaco Coach Corporation ("Monaco"). Monaco acquired the Recreational Vehicles division's manufacturing operations located in Wakarusa, Indiana and 10 of its 14 Holiday World Recreational Vehicle Dealerships. The Company is in the process of disposing of the remaining 4 dealerships.

Principal types of recreational vehicles produced by the Recreational Vehicles division included Class A or "conventional" motorhomes, fifth wheel travel trailers and conventional travel trailers. Recreational vehicle classifications are based upon standards established by the Recreation Vehicle Industry Association. The Recreational Vehicles division marketed its recreational vehicle products through a network of over 115 dealers located throughout the continental United States, including fourteen company-owned Holiday World dealerships.

The Recreational Vehicles division's sales (including retail, wholesale and other sales) were $304.1 million, $274.5 million and $192.7 million in 1995, 1994 and 1993, respectively. Sales of the Recreational Vehicles division accounted for 68.5%, 71.7% and 67.8% of the Transportation Vehicles segment's revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

OTHER PRODUCTS
- --------------

The Transportation Vehicles segment's B & B Molders division designs and manufactures a diverse range of custom or standard tooling and injection molded plastic pieces. The Transportation Vehicles segment's Creative Dimensions division produced a broad line of contemporary office furniture. The Creative Dimensions division was sold in the second quarter of 1995.

Other products accounted for 1.8%, 3.5% and 4.4% of the Transportation Vehicles segment revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

ALL DIVISIONS
- -------------

Production - Holiday Rambler's products are built utilizing an assembly line process. Holiday Rambler has designed and built its own fabricating and assembly equipment for the majority of its manufacturing processes. In addition to assembling its products and installing various options and accessories, Holiday Rambler manufactures a majority of its plastic components and other installed products, such as draperies, bathtubs, holding tanks, wheel covers, and wiring harnesses.

Production Materials. The principal raw materials and other components used in the production of commercial vehicles are purchased from third parties. With the exception of the chassis, these materials, including aluminum, plywood, lumber, plastic and fiberglass, are generally available from numerous sources. In general, Holiday Rambler has not experienced any substantial shortages of raw materials or components. However, the industry has occasionally experienced short-term chassis shortages.

Patents and Trademarks. The Transportation Vehicles segment owns various patents and know-how which relate to its recreational vehicles and other products and the processes for their production. The Company believes that the loss of any of these patents would not have a material effect upon its business.

Trademarks are important to the Transportation Vehicles segment's commercial vehicle business. The Transportation Vehicles segment has several valuable registered trademarks, trade names, and logos used in its business.

Regulation. The manufacture, distribution, and sale of the Transportation Vehicles segment's vehicles are subject to governmental regulations in the United States at the federal, state, and local levels. The most extensive regulations are promulgated under the Safety Act which, among other things, enables the NHTSA to require a manufacturer to remedy vehicles containing "defects related to motor vehicle safety" or vehicles which fail to conform to all applicable federal motor vehicle safety standards. Pursuant to the Safety Act and related regulations, the Transportation Vehicles segment from time to time has initiated voluntary recalls of its recreational and commercial vehicles. Since the beginning of 1993, recalls by the Transportation Vehicles segment initiated under the Safety Act, all of which have been voluntary, have involved an aggregate cost to the Company of approximately $1.0 million.

Federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Transportation Vehicles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

Employees. As of December 31, 1995, the Transportation Vehicles segment had approximately 2,400 employees. None of the segment's personnel are represented by labor unions.

Item 2. Properties
- ------- ----------

The following is a summary of the principal properties of the Company as of March 22, 1996.

Motorcycles and Related Products Segment
- ----------------------------------------

Type of Facility              Location            Square Feet   Status
- ----------------              --------            -----------   ------

Executive Offices,
 Engineering & Warehouse      Milwaukee, WI           512,100   Owned
Manufacturing                 Wauwatosa, WI           443,000   Owned
Manufacturing                 Tomahawk, WI             90,744   Owned
Manufacturing                 York, PA                998,185   Owned
Motorcycle Testing            Talladega, AL            23,500   Leases expiring
                                                                 1998-1999
Office                        Mukwanago, WI             4,800   Lease expiring
                                                                 1998
Office                        Ann Arbor, MI               800   Lease expiring
                                                                 1997
Office and Warehouse          Morfelden-Walldorf,      50,859   Lease expiring
                               Germany                           2001
Office                        Tokyo, Japan              7,145   Lease expiring
                                                                 1997
Warehouse                     Yokohama, Japan           7,460   Lease expiring
                                                                 1997
Office                        Brackley, England         2,845   Lease expiring
                                                                 2005
Warehouse                     Brackley, England         1,122   Lease expiring
                                                                 2005

The Motorcycles segment has three facilities that perform manufacturing operations: Wauwatosa, Wisconsin, a suburb of Milwaukee (motorcycle power train production); Tomahawk, Wisconsin (fiberglass parts production and painting); and York, Pennsylvania (motorcycle parts fabrication, painting and assembly).

The Company estimates that generally the size of the existing facilities, with some additions, would be adequate to meet its current goal of being able to produce 145,000-150,000 motorcycles annually by 1998. The Company is currently reviewing alternative sites for the construction of a new manufacturing facility to enable it to achieve its long-term goal of nearly doubling motorcycle production capacity by 2003.

Financial Services Segment
- ----------------------------

Type of Facility               Location           Square Feet   Status
- ----------------               --------           -----------   ------
Office                         Chicago, IL              4,825   Lease expiring
                                                                 1996
Office                         Carson City, Nevada     18,500   Lease expiring
                                                                 1996
Office                         Plano,TX                 7,164   Lease expiring
                                                                 1996

The Financial Services segment has three office facilities: Chicago, Illinois, (corporate headquarters); Carson City, Nevada, (retail and insurance operations); and Plano, Texas (wholesale operations).


Transportation Vehicles Segment
- -------------------------------

Type of Facility               Location           Square Feet   Status
- ----------------               --------           -----------   ------
Executive Offices              Wakarusa, IN            54,528   Owned
Manufacturing and Warehouse    Wakarusa, IN           510,341   Owned
Manufacturing and Warehouse    Wakarusa, IN            82,000   Leased
Factory Service Center         Wakarusa, IN            24,374   Owned
Manufacturing                  Mishawaka, IN           43,853   Owned
Retail Dealership Facilities   Various                 17,600   Owned
Retail Dealership Facilities   Various                 25,036   Leased


The above table does not reflect property sold to Monaco Coach Corporation on March 6, 1996. The Transportation Vehicles segment's units are manufactured in approximately 17 separate buildings. Additionally, the Segment owns 9 buildings used for administrative, storage, and other purposes. Substantially all of the facilities are located on three sites at or near the Transportation Vehicles segment's corporate headquarters in Wakarusa, Indiana. Because commercial vehicles are produced largely through a labor-intensive assembly process, the facilities do not house extensive capital equipment. The Transportation Vehicles segment's present facilities are generally adequate for their current intended use.

Item 3.  Legal proceedings
- -------  -----------------

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement,

Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $5 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

In the fourth quarter of 1995, the Company settled its trademark license dispute with Motorcycle Equities, Inc. ("MEI") by agreeing to extend MEI licenses for three additional restaurants. The lawsuit, including all counterclaims asserted by MEI, was dismissed. The settlement does not involve the payment of compensatory amounts.

Item 4.  Submission of matters to a vote of security holders
- -------  ---------------------------------------------------

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1995.

                     Executive officers of the registrant
                     ------------------------------------

The following sets forth, as of March 22, 1996, the name, age and business experience for the last five years of each of the executive officers of Harley-Davidson.

                              Executive Officers
                              ------------------

        Name                                                       Age
        ----                                                       ---
Richard F. Teerlink                                                59
President and Chief Executive Officer

Jeffrey L. Bleustein                                               56
President and Chief Operating Officer -
Motor Company

James M. Brostowitz                                                44
Vice President, Controller and Treasurer

Thomas A. Gelb                                                     60
Vice President, Continuous Improvement

C. William Gray                                                    54
Vice President, Human Resources

Timothy K. Hoelter                                                 49
Vice President, General Counsel and
Secretary

Martin R. Snoey                                                    52
President & Chief Operating Officer,
Holiday Rambler

James L. Ziemer                                                    46
Vice President, Chief Financial Officer and
Assistant Treasurer

All of these individuals have been employed by the Company in an executive capacity for more than five years, except Martin R. Snoey. Mr. Snoey has been President and Chief Operating Officer of Holiday Rambler since joining the Company in January 1993. Prior to that time, he held, from January 1992 to December 1992, a general management consulting assignment with Precision Castparts Corporation, a specialty manufacturer supplying the transportation industry. From July 1989 to March 1991, he was the President and CEO of Geostar Corporation, an entrepreneurial, global satellite communications company, serving the transportation industry.

                                    PART II
                                    -------

Item 5.  Market for Harley-Davidson, Inc. common stock and related shareholder
- -------  ---------------------------------------------------------------------
         matters
         -------

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

          1995                  Low        High
          ----                -------    -------
          First quarter       $22        $28
          Second quarter       22-3/4     26-3/4
          Third quarter        23         30-1/8
          Fourth quarter       24         28-7/8

          1994                  Low        High
          ----                -------    --------

          First quarter       $21-5/8    $25-1/16
          Second quarter       21-7/8     25-1/2
          Third quarter        22-9/16    29-7/8
          Fourth quarter       24-1/2     28-3/8

The Company paid the following dividends:

                              1995     1994     1993
                              -----    -----    -----
          First quarter       $.04     $.03     $  -
          Second quarter       .04      .03        -
          Third quarter        .05      .04      .03
          Fourth quarter       .05      .04      .03


Prior to the declaration of its first quarterly dividends during 1993, the Company had not paid cash dividends on its common stock.

The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. The repurchases are authorized to be made from time to time in the open market or in privately negotiated transactions. During 1995, the Company repurchased 1,650,000 shares of its common stock.

As of March 22, 1996, there were approximately 36,170 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6. Selected financial data
- -------------------------------

                                                                1995         1994         1993        1992        1991
                                                             ----------   ----------   ---------   ---------   ---------
                                                                      (In thousands, except per share amounts)
Income statement data:
Net sales                                                    $1,350,466   $1,158,887   $ 933,262   $ 822,929   $ 701,969
Cost of goods sold                                              939,067      800,548     641,248     572,927     500,715
                                                             ----------   ----------   ---------   ---------   ---------
Gross profit                                                    411,399      358,339     292,014     250,002     201,254

Operating income from financial services                          3,620            -           -           -           -
Selling, administrative and engineering                        (234,223)    (204,777)   (162,675)   (154,942)   (119,182)
                                                             ----------   ----------   ---------   ---------   ---------
Income from operations                                          180,796      153,562     129,339      95,060      82,072

Interest income (expense), net                                       96        1,682         994      (2,259)     (3,381)
Other income (expense), net                                      (4,903)       1,196      (3,249)     (1,611)     (1,355)
                                                             ----------   ----------   ---------   ---------   ---------
Income from continuing operations before
  provision for income taxes, extraordinary
  items and accounting changes                                  175,989      156,440     127,084      91,190      77,336
Provision for income taxes                                       64,939       60,219      50,765      34,530      29,045
                                                             ----------   ----------   ---------   ---------   ---------
Income from continuing operations before
  extraordinary items and accounting changes                    111,050       96,221      76,319      56,660      48,291
Income (loss) from discontinued
  operations, net of tax*                                         1,430        8,051     (57,904)     (2,487)    (11,319)
                                                             ----------   ----------   ---------   ---------   ---------
Income before extraordinary items
  and accounting changes                                        112,480      104,272      18,415      54,173      36,972
Extraordinary items, net of tax                                       -            -           -        (388)          -
                                                             ----------   ----------   ---------   ---------   ---------
Income before accounting changes                                112,480      104,272      18,415      53,785      36,972
Cumulative effect of accounting changes,
  net of tax**                                                        -            -     (30,300)          -           -
                                                             ----------   ----------   ---------   ---------   ---------

Net income (loss)                                            $  112,480   $  104,272   $ (11,885)  $  53,785   $  36,972
                                                             ==========   ==========   =========   =========   =========

Weighted average common
  shares assuming no dilution                                    75,085       76,198      75,900      71,778      71,160
                                                             ==========   ==========   =========   =========   =========

Per common share:
Income from continuing operations before
  extraordinary items and accounting changes                 $     1.48   $     1.26   $    1.00   $     .79   $     .68
Income (loss) from discontinued
  operations, net of tax                                            .02          .11        (.76)       (.03)       (.16)
Extraordinary items, net of tax                                       -            -           -        (.01)          -
Accounting changes, net of tax                                        -            -        (.40)          -           -
                                                             ----------   ----------   ---------   ---------   ---------
Net income (loss)                                            $     1.50   $     1.37   $    (.16)  $     .75   $     .52
                                                             ==========   ==========   =========   =========   =========

Dividends paid                                               $      .18   $      .14   $     .06   $       -   $       -
                                                             ==========   ==========   =========   =========   =========

Balance sheet data:
Working capital                                              $  104,028   $  189,358   $ 142,996   $  96,232   $  64,212
Finance receivables, net                                        213,444            -           -           -           -
Total assets                                                  1,000,670      676,663     527,958     475,026     424,045
Short-term debt, including current
  maturities of long-term debt                                    2,691        1,431       4,190         912      29,062
Long-term debt, less current maturities                          18,207        9,021       2,919       1,453      38,130
Finance debt                                                    164,330            -           -           -           -
                                                             ----------   ----------   ---------   ---------   ---------
Total debt                                                      185,228       10,452       7,109       2,365      67,192
Shareholders' equity                                            494,569      433,232     324,912     335,380     238,000

 *1993 includes a $57.0 million charge related primarily to the write-off of goodwill at Holiday Rambler.
**During 1993, the Company adopted accounting standards related to postretirement health care benefits and income taxes.

Item 7.  Management's discussion and analysis of financial condition and
- -------  ---------------------------------------------------------------
         results of operations
         ---------------------

RESULTS OF OPERATIONS
1995 COMPARED TO 1994

OVERALL
Net sales for 1995 of $1.4 billion were $191.6 million, or 16.5%, higher than net sales for 1994. Net income and earnings per share from continuing operations were $111.1 million and $1.48, respectively, for 1995 as compared with $96.2 million and $1.26, respectively, for 1994. Net income and earnings per share from discontinued operations were $1.4 million and $.02, respectively, for 1995 as compared with $8.0 million and $.11, respectively, for 1994, which included a $4.6 million, or $.06 per share, one-time tax benefit related to the legal reorganization of Holiday Rambler.

On January 22, 1996, the Company announced its strategic decision to discontinue the operations of the Transportation Vehicles segment in order to concentrate its financial and human resources on its core motorcycle business. The Company does not anticipate a loss on the discontinuance of the Transportation Vehicles segment. The results of the Transportation Vehicles segment have been reported separately as discontinued operations for each year presented.

On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark Financial Services, Inc. (Eaglemark) that it did not already own. The purchase price was approximately $45 million, which was paid from internally generated funds and short-term borrowings. The Company has included the results of operations of the Financial Services segment ($3.6 million) in its statement of operations for the year ended December 31, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense.

The Company increased its quarterly dividend in September from $.04 per share to $.05 per share which resulted in a total year payout of $.18 per share.

                    MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                                                       Increase/
                                                1995        1994      (Decrease)    %Change
                                               -------    --------    ----------    -------
Motorcycle units (excluding Buell)             105,104      95,811       9,293       9.7%
                                              ========    ========      ======      =====
Net sales (in millions):
  Motorcycles                                 $1,038.3    $  890.6      $147.7      16.6%
  Motorcycle Parts and Accessories               292.3       256.3        36.0      14.0
  Other                                           19.9        12.0         7.9      65.0
                                              --------    --------      ------      -----
    Total Motorcycles and Related Products    $1,350.5    $1,158.9      $191.6      16.5%
                                              ========    ========      ======      =====

The Motorcycles and Related Products (Motorcycles) segment's net sales increased 16.5% over 1994 primarily due to a 9,293 unit (9.7%) increase in motorcycle shipments, as well as a 14.0% increase in its Parts and Accessories business. The increase in motorcycle shipments is the result of ongoing implementation of the Company's manufacturing strategy and efforts to satisfy demand. The manufacturing strategy is designed to increase capacity, adjust to changes in the market place and further improve product quality while reducing costs.

Sales of Buell motorcycles (which are distributed through select Harley-Davidson dealers) increased to $14 million in 1995 as compared to $6 million in 1994. (Included in "Other" in the above table.)

The Company began 1995 at a scheduled motorcycle production rate of 395 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 470 units per day by the end of the year. The Company exceeded its production goal of 100,000 units in 1995 and anticipates 1996 production will reach at least 115,000 units. The Company is currently reviewing alternative sites for the construction of a new manufacturing facility to enable it to achieve its long-term goal of doubling motorcycle production by 2003.

Year-end data indicates that the domestic (United States) motorcycle market continued to grow throughout 1995. Compared to 1994, industry registrations of domestic heavyweight (engine displacements in excess of 751cc) motorcycles were up 11.3% (data provided by R.L. Polk). The Company ended 1995 with a domestic market share of 55.8% compared to 56.1% in 1994. This decrease is a reflection of the Company's constrained production capacity in a growing heavyweight motorcycle market. Demand for the Company's motorcycles continues to exceed supply with nearly all of the Company's independent domestic dealers reporting retail orders on all of their remaining 1996 model year motorcycle allocations (production through June, 1996).

Export revenues totaled $394.8 million during 1995, an increase of approximately $63.6 million (19.2%) over 1994. The Company has exported approximately 30% of its motorcycle unit shipments since 1990 and expects to maintain approximately the same percentage during 1996. The Company distributes approximately one-half of its exported units through its wholly owned subsidiaries in Germany, Japan and the United Kingdom, which allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets. While definitive market share information (engine displacements in excess of 751cc) is not available in many foreign countries, the Company believes it holds an approximate 11% market share in the European markets in which it competes and a 22% market share in the Pacific Rim (Japan and Australia).

During 1995, the Parts and Accessories business generated $292.3 million in revenues, an increase of 14.0% over 1994. The rate of increase is lower than experienced in recent years, however, management believes the 1995 increase is more indicative of the long-term growth potential of the Parts and Accessories business. The Motorclothes business, which accounted for approximately $100 million of Parts and Accessories sales in 1995, is expected to remain stable in 1996, while the Motor Parts and Motor Accessories businesses are expected to increase. The Parts and Accessories business is expected to grow at an annual rate similar to the annual growth rate in motorcycle shipments.

The Company is developing an improved system to better monitor domestic dealer inventories and retail traffic. In addition, the Company initiated several promotional programs in the fourth quarter of 1995 to increase dealer floor traffic and plans to continue this promotional strategy in 1996. To further strengthen its ability to process and fill orders for the Parts and Accessories business, the Company plans to construct a new distribution center (at an approximate cost of $17 million). Construction is scheduled to begin in the second quarter of 1996, and the facility should be fully operational by the first quarter of 1997.

                                 GROSS PROFIT

Gross profit increased $53.1 million, or 14.8%, in 1995 as compared with 1994 primarily due to an increase in volume. The gross profit margin was 30.5% in 1995 as compared with 30.9% in 1994. The gross profit margin was negatively affected by the overtime incurred to produce additional motorcycle units and make up for production time lost because production employees were involved in numerous strategic planning sessions during 1995.

                              OPERATING EXPENSES
                             (Dollars in Millions)

                                                     Increase/
                                     1995    1994    (Decrease)  % Change
                                    ------  ------   ----------  --------
Motorcycles and Related Products    $226.9  $194.8      $32.1      16.5%
Corporate                              7.3    10.0       (2.7)    (27.0)
                                    ------  ------      -----     -----
  Total operating expenses           234.2  $204.8      $29.4      14.4%
                                    ======  ======      =====     =====

Operating expenses for 1995 increased $29.4 million, or 14.4%, over 1994. The increase was primarily volume related. Engineering, information services and international operations were other principal areas of increased spending. The decrease in the Corporate charges is primarily due to a one-time charge in 1994 related to the legal reorganization of Harley-Davidson, Inc. and its Holiday Rambler subsidiaries.

                   OPERATING INCOME FROM FINANCIAL SERVICES

The results of operations of the Financial Services segment for the year ended December 31, 1995 of $3.6 million have been included in operating profit and the preacquisition earnings have been deducted as part of non-operating expense. Prior to 1995, the Company accounted for its investment in Eaglemark using the equity method and included its share of earnings in other income.

                                 OTHER EXPENSE

Other expense for 1995 of $4.9 million is primarily comprised of Eaglemark preacquisition earnings of $1.9 million, charitable donations of $1.9 million and loss on sale of machinery and equipment due to the ongoing manufacturing reorganization of $1.2 million.

                           CONSOLIDATED INCOME TAXES

The Company's effective tax rate decreased in 1995 to 37.0% from 38.5% in 1994. The decrease is attributable primarily to the full year effect of a 1994 corporate restructuring.

                            DISCONTINUED OPERATIONS

The operations for the Transportation Vehicles segment have been classified as discontinued operations. The results of operations, net of applicable income taxes, were net income of $1.4 million and $8.0 million in 1995 and 1994, respectively. 1994 included a one-time tax benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment. The sale of the Recreational Vehicles division and ten of the fourteen Holiday World stores was completed in the first quarter of 1996 (the remaining four stores will be disposed of by the Company in due course). The disposition of the remaining businesses (Commercial Vehicles division and B&B Molders) is expected to be finalized during 1996.

RESULTS OF OPERATIONS
1994 COMPARED TO 1993

OVERALL
Net sales for 1994 of $1.2 billion were $225.6 million, or 24.2%, higher than net sales for 1993. Net income and earnings per share from continuing operations were $96.2 million and $1.26, respectively, for 1994 as compared with $76.3 million and $1.00, respectively, for 1993, excluding the $30.3 million (after tax) one-time charge for accounting changes in 1993. Net income and earnings per share form discontinued operations were $8.0 million and $.11, respectively, for 1994 as compared with a net loss of $57.9 million and loss per share of $.76 for 1993 ($53.5 million, $.70 per share, of the 1993 loss was due to the write-off of goodwill).

The Company increased its quarterly dividend in September, 1994 from $.03 per share to $.04 per share which resulted in a total year payout of $.14 per share.

                    MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                                                 Increase/
                                                1994     1993    (Decrease)  % Change
                                              --------   ------  ----------  --------
Motorcycle units (excluding Buell)              95,811   81,696    14,115      17.3%
                                              ========   ======    ======     =====
Net sales (in millions):
  Motorcycles                                 $  890.6   $729.2    $161.4      22.1%
  Motorcycle Parts and Accessories               256.3    199.0      57.3      28.8
  Other                                           12.0      5.1       6.9     135.3
                                              --------   ------    ------     -----
    Total Motorcycles and Related Products    $1,158.9   $933.3    $225.6      24.2%
                                              ========   ======    ======     =====

The Motorcycles and Related Products (Motorcycles) segment's net sales increased 24.2% over 1993 due to a 14,115 unit (17.3%) increase in motorcycle shipments, as well as a 28.8% increase in its Parts and Accessories business. The increase in motorcycle shipments was the result of ongoing implementation of the Company's manufacturing strategy to increase capacity, adjust to changes in the market place and further improve product quality while reducing costs.

The Company began 1994 at a scheduled motorcycle production rate of 365 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 395 units per day by the end of the year.

Year-end data indicates that the domestic (United States) motorcycle market continued to grow throughout 1994. Compared to 1993, industry registrations of domestic heavyweight motorcycles were up 14.5%. The Company ended 1994 with a domestic market share of 56.1% compared to 58.4% in 1993. This decrease is a reflection of the Company's constrained production capacity in a growing heavyweight motorcycle market.

Overall, international demand remained strong. Export revenues totaled $331.2 million during 1994, an increase of approximately $68.4 million (26.0%) over 1993. The Company has exported approximately 30% of its motorcycle unit shipments since 1990. The Company distributed approximately one-half of its exported units through its wholly owned subsidiaries.

During 1994, the Parts and Accessories business generated $256.3 million in revenues, an increase of 28.8% over 1993. The MotorClothes line increased 32.6% due in part to the introduction of the Biker Blues denim clothing line which contributed an incremental $3.7 million. Sales of Genuine Parts and Accessories, which outpaced aftermarket competitors, increased 26.8% over 1993.

                                 GROSS PROFIT

Gross profit increased $66.4 million, or 23% in 1994 as compared with 1993 primarily due to an increase in volume. The gross profit margin was 30.9% in 1994 as compared with 31.3% in 1993. The gross profit margin was negatively affected by the continued investment (approximately $10 million) in the manufacturing strategy designed to increase capacity, improve quality, and reduce costs. In addition, approximately 28% of 1994 unit shipments were lower-margin Sportster models compared to approximately 27% in 1993.

                              OPERATING EXPENSES
                             (Dollars in Millions)

                                                     Increase/
                                     1994    1993    (Decrease)  % Change
                                    ------  ------   ----------  --------
Motorcycles and Related Products    $194.8  $155.8      $39.0      25.1%
Corporate                             10.0     6.9        3.1      44.6
                                    ------  ------      -----      ----
  Total operating expenses          $204.8  $162.7      $42.1      25.9%
                                    ======  ======      =====      ====

Operating expenses for 1994 increased $42.1 million, or 25.9%, over 1993. The increase was primarily volume related. MotorClothes advertising costs and product liability were other areas of increased spending. The increase in the Corporate charges is primarily due to a one-time charge related to the legal reorganization of Harley-Davidson, Inc. and its Holiday Rambler subsidiaries.

                                 OTHER EXPENSE

Other expense for 1994 decreased $4.4 million as compared to 1993 due primarily to a $2.0 million contribution in 1993 for the initial funding of the Harley-Davidson Foundation which administers the Company's charitable contributions.

                           CONSOLIDATED INCOME TAXES

The Company's effective tax rate decreased in 1994 to 38.5% from 39.5% in 1993.

                            DISCONTINUED OPERATIONS

The operations for the Transportation Vehicles segment have been classified as discontinued operations to conform to the 1995 presentation. The results of operations, net of applicable income taxes, were a net income of $8.0 million and a net loss of $57.9 million in 1994 and 1993, respectively. 1994 included a one-time tax benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment. 1993 included a $53.5 million charge to operations resulting from the write-off of the remaining goodwill associated with the Transportation Vehicles segment.

OTHER MATTERS

                              ACCOUNTING CHANGES

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation," which become effective January 1, 1996. Adopting SFAS No. 121 will have no effect. As is permitted under SFAS No. 123, the Company has decided to continue accounting for employee stock compensation under the APB 25 rules, but will disclose pro forma results using the new standard's alternative accounting treatment.

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

                            NET DEFERRED TAX ASSET

The Company had a net deferred tax asset of approximately $42 million and $33 million at December 31, 1995 and 1994, respectively. In considering the necessity of establishing a valuation allowance on deferred tax assets, management considered: the levels of taxes paid in prior years that would be available for carryback; its ability to offset reversing deferred tax assets against reversing deferred tax liabilities; and, the Company's prospects for future earnings. Accordingly, it is the opinion of management that it is more likely than not that the gross deferred tax assets included in the consolidated balance sheet at December 31, 1995 will be realized in their entirety. Management evaluates the realizability of deferred tax assets on a quarterly basis.

                               FOREIGN CURRENCY

As discussed in Note 11 of the notes to the consolidated financial statements, the Company attempts to limit its foreign currency exposure (primarily against German Deutsche Marks and Canadian Dollars) by entering into forward exchange contracts.

                            ENVIRONMENTAL MATTERS

The Company's policy is to comply with all applicable environmental laws and regulations and, the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $5 million of net additional costs related to the remediation effort. The Company has established reserves for this amount.

Recurring costs associated with managing hazardous substances and pollution in ongoing operations are not material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. During 1995, the Company spent approximately $1 million on equipment used to limit hazardous substances/pollutants and anticipates approximately the same level of spending in 1996. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company recorded cash flows from operating activities of $169.1 million in 1995 compared to $83.0 million during 1994. Working capital items increased cash by approximately $12.1 million in 1995 as compared to decreasing cash by approximately $37 million in 1994. A 15.4% increase in accounts receivable in 1995 when compared to 1994, was primarily the result of accelerated international shipments in the fourth quarter and the associated extended winter terms on international receivables. Depreciation and amortization also increased approximately $10 million from continued investment in the manufacturing strategy.

Capital expenditures amounted to $113 million and $89 million during 1995 and 1994, respectively. The Company anticipates 1996 capital expenditures will approximate $150-$175 million. The Company currently estimates it will have the capacity to produce at least 115,000 units in 1996, 125,000-130,000 units in 1997 and 145,000-150,000 units in 1998. Although the Company does not know the exact range of capital it will incur to implement the program, it estimates the capital required in 1997 and 1998 will be in the range of $175-$225 million per year. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $46 million, of which approximately $29 million remained available at year-end.

On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark Financial Services, Inc. that it did not already own. The purchase price was approximately $45 million, which was paid from internally generated funds and short-term borrowings.

Eaglemark finances its business, without guarantees from the Parent Company (Harley-Davidson, Inc.), through commercial paper, a revolving credit facility and by securitizing its retail installment loans. Eaglemark issues short-term commercial paper secured by wholesale finance receivables with maximum issuance available of $155 million of which $132 million was outstanding at year-end. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place a $60 million revolving credit facility provided by a syndicate of banks to fund primarily the United States and Canadian retail loan originations of which $32.5 million was outstanding at December 31, 1995. Borrowings under the facility are secured by and limited to a percentage of eligible receivables ranging from 75% to 95% of the outstanding loan balances. The amount of net eligible receivables at December 31, 1995 was approximately $80.5 million. During 1995, Eaglemark securitized and sold $154 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects the future growth of Eaglemark will be financed from additional capital contributions from the Parent Company and a continuation of its programs of commercial paper and securitizations.

The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings of $40 million.

The Company's Board of Directors declared quarterly cash dividends during 1995 and 1994 totaling $.18 and $.14 per share, respectively.

Item 8.  Consolidated financial statements and supplementary data
- -------  --------------------------------------------------------

                                                                           Page
                                                                           ----

         Report of Ernst & Young LLP, independent auditors                  31

         Report of Arthur Andersen LLP, independent public accountants      32

         Consolidated statements of operations                              33

         Consolidated balance sheets                                        34

         Consolidated statements of cash flows                              35

         Consolidated statements of shareholders' equity                    36

         Notes to consolidated financial statements                         37

         Supplementary data
          Quarterly financial data (unaudited)                              52

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and
 Shareholders
Harley-Davidson, Inc.


We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1995 financial statements of Eaglemark Financial Services, Inc. (Eagle), a majority-owned subsidiary effective November 14, 1995, which statements reflect total assets of $227.3 million at December 31, 1995, and operating income of $3.6 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Eagle, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and, for 1995, the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1995, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes 6 and 9 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.


                                           ERNST & YOUNG LLP


Milwaukee, Wisconsin
January 20, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Eaglemark Financial Services, Inc.:


We have audited the accompanying consolidated balance sheet of EAGLEMARK FINANCIAL SERVICES, INC. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Eaglemark Financial Services, Inc. and Subsidiaries as of December 31, 1993, were audited by other auditors whose report dated January 21, 1994, expresses an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eaglemark Financial Services, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP


Chicago, Illinois
January 19, 1996

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993
                    (In thousands, except per share amounts)

                                                           1995         1994         1993
                                                        -----------  -----------  ----------
  Net sales                                             $1,350,466   $1,158,887   $ 933,262
  Cost of goods sold                                       939,067      800,548     641,248
                                                        ----------   ----------   ---------
  Gross profit                                             411,399      358,339     292,014

  Operating income from financial services                   3,620            -           -
  Selling, administrative and engineering                 (234,223)    (204,777)   (162,675)
                                                        ----------   ----------   ---------
  Income from operations                                   180,796      153,562     129,339

  Interest income                                            1,446        2,363       1,393
  Interest expense                                          (1,350)        (681)       (399)
  Other - net                                               (4,903)       1,196      (3,249)
                                                        ----------   ----------   ---------
  Income from continuing operations before provision
    for income taxes and accounting changes                175,989      156,440     127,084

  Provision for income taxes                                64,939       60,219      50,765
                                                        ----------   ----------   ---------
  Income from continuing operations before
    accounting changes                                     111,050       96,221      76,319

  Discontinued operations (Note 3):
    Income (loss) from operations, net of applicable
     income taxes                                            1,430        8,051     (57,904)
                                                        ----------   ----------   ---------

  Income before accounting changes                         112,480      104,272      18,415

  Cumulative effect of accounting changes:
    Postretirement health care benefits, net of tax              -            -     (32,096)
    Income taxes                                                 -            -       1,796
                                                        ----------   ----------   ---------
  Net income (loss)                                     $  112,480   $  104,272   $ (11,885)
                                                        ==========   ==========   =========
  Earnings (loss) per common share:

    Income from continuing operations before
     accounting changes                                 $     1.48   $     1.26   $    1.00

    Income (loss) from discontinued operations                 .02          .11        (.76)
                                                        ----------   ----------   ---------

    Income before accounting changes                          1.50         1.37         .24

    Accounting changes                                           -            -        (.40)
                                                        ----------   ----------   ---------

    Net income (loss)                                   $     1.50   $     1.37   $    (.16)
                                                        ==========   ==========   =========

  Cash dividends per common share                       $      .18   $      .14   $     .06
                                                        ==========   ==========   =========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                      (In thousands, except share amounts)

                  ASSETS                                             1995        1994
                  ------                                          -----------  ---------
  Current assets:
    Cash and cash equivalents                                     $   31,462   $ 57,884
    Accounts receivable, net                                         134,210    116,261
    Inventories                                                       84,427     89,880
    Deferred income taxes                                             19,805     14,347
    Prepaid expenses                                                  10,786      8,499
    Net assets from discontinued operations                           56,548     57,256
                                                                  ----------   --------
    Total current assets                                             337,238    344,127

  Finance receivables, net                                           213,444          -
  Property, plant, and equipment, net                                284,775    214,038
  Deferred income taxes                                               22,415     19,054
  Goodwill                                                            43,256          -
  Other assets                                                        44,534     45,814
  Net assets from discontinued operations                             55,008     53,630
                                                                  ----------   --------
                                                                  $1,000,670   $676,663
                                                                  ==========   ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
  Current liabilities:
    Notes payable                                                 $    2,327   $  1,086
    Accounts payable                                                 102,563     48,828
    Accrued expenses and other                                       127,956    104,510
    Current maturities of long-term debt                                 364        345
                                                                  ----------   --------
    Total current liabilities                                        233,210    154,769

  Finance debt                                                       164,330          -
  Long-term liabilities                                               44,991     28,379
  Postretirement health care benefits                                 63,570     60,283

  Commitments and contingencies (Note 7)

  Shareholders' equity:
    Series A Junior Participating preferred stock, none issued             -          -
    Common stock, 77,356,688 and 77,156,252 shares issued
      in 1995 and 1994, respectively                                     773        772
    Additional paid-in capital                                       154,533    150,728
    Retained earnings                                                381,897    283,010
    Cumulative foreign currency translation adjustment                   593      1,174
                                                                  ----------   --------
                                                                     537,796    435,684
    Less:
      Treasury stock (2,472,304 and 836,328 shares in 1995
        and 1994, respectively), at cost                             (41,903)    (1,581)
      Unearned compensation                                           (1,324)      (871)
                                                                  ----------   --------

    Total shareholders' equity                                       494,569    433,232
                                                                  ----------   --------
                                                                  $1,000,670   $676,663
                                                                  ==========   ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                                      1995       1994       1993
                                                                   ----------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                                $ 112,480   $104,272   $(11,885)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                    42,329     32,863     27,459
     Deferred income taxes                                            (6,284)    (4,689)   (23,289)
     Long-term employee benefits                                       4,201     11,993     57,386
     Loss on disposal of long-term assets                              1,413        611        570
     Equity in net (income) loss of joint ventures                       276        (56)     1,427
     Net change in discontinued operations                             2,525    (25,025)    52,574
     Net changes in other current assets and current liabilities      12,132    (37,006)    (7,996)
                                                                   ---------   --------   --------
  Total adjustments                                                   56,592    (21,309)   108,131
                                                                   ---------   --------   --------
  Net cash provided by operating activities                          169,072     82,963     96,246

Cash flows from investing activities:
  Net capital expenditures                                          (112,985)   (88,666)   (52,436)
  Investment in joint ventures                                       (44,113)         -    (10,350)
  Finance receivables, net                                           (17,922)         -          -
  Net change in discontinued operations                               (8,449)    (6,055)    (3,134)
  Other - net                                                         (1,547)    (1,856)    (1,116)
                                                                   ---------   --------   --------
  Net cash used in investing activities                             (185,016)   (96,577)   (67,036)

Cash flows from financing activities:
  Net increase (decrease) in notes payable                             1,241     (2,510)     3,596
  Net increase in Finance debt                                        33,267          -          -
  Payments on long-term debt                                            (731)    (1,227)      (861)
  Dividends paid                                                     (13,593)   (10,672)    (4,555)
  Stock repurchases                                                  (39,972)         -          -
  Issuance of stock under employee stock plans                         2,716     12,202      5,542
  Net change in discontinued operations                                6,594       (434)       729
                                                                   ---------   --------   --------
  Net cash provided by (used in) financing activities                (10,478)    (2,641)     4,451
                                                                   ---------   --------   --------
Net increase (decrease) in cash and cash equivalents                 (26,422)   (16,255)    33,661
Cash and cash equivalents:
  At beginning of year                                                57,884     74,139     40,478
                                                                   ---------   --------   --------
  At end of year                                                   $  31,462   $ 57,884   $ 74,139
                                                                   =========   ========   ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993
                      (In thousands, except share amounts)

                                                                                        Cumulative
                                             Common Stock                                foreign
                                          -------------------  Additional                currency
                                            Issued               paid-in    Retained   translation   Treasury     Unearned
                                            shares    Balance    capital    earnings    adjustment     stock    compensation
                                          ----------  -------  -----------  ---------  ------------  ---------  -------------
Balance December 31, 1992                 38,452,490     $385    $131,053   $205,850        $  757   $ (1,028)       $(1,637)
Net loss                                           -        -           -    (11,885)            -          -              -
Dividends                                          -        -           -     (4,555)            -          -              -
Amortization of unearned compensation,
    net of cancellations                           -        -           -          -             -       (566)         1,001
Exercise of stock options                          -        -       2,044          -             -         11              -
Tax benefit of restricted shares and
    stock options                                  -        -       4,053          -             -          -              -
Foreign currency translation
    adjustment                                     -        -           -          -          (571)         -              -
                                          ----------     ----    --------   --------         -----   --------         ------
Balance December 31, 1993                 38,452,490      385     137,150    189,410           186     (1,583)          (636)
Two-for-one common stock split            38,452,490      385        (385)         -             -          -              -
Net income                                         -        -           -    104,272             -          -              -
Dividends                                          -        -           -    (10,672)            -          -              -
Restricted stock issuance                          -        -       1,763          -             -          2         (1,765)
Amortization of unearned compensation              -        -           -          -             -          -          1,530
Exercise of stock options                    251,272        2       1,870          -             -          -              -
Tax benefit of restricted shares and
   stock options                                   -        -      10,330          -             -          -              -
Foreign currency translation
    adjustment                                     -        -           -          -           988          -              -
                                          ----------     ----    --------   --------        ------   --------         ------
Balance December 31, 1994                 77,156,252      772     150,728    283,010         1,174     (1,581)          (871)
Net income                                         -        -           -    112,480             -          -              -
Dividends                                          -        -           -    (13,593)            -          -              -
Restricted stock issuance                          -        -         740          -             -          1           (741)
Stock repurchase                                   -        -           -          -             -    (39,972)             -
Amortization of unearned compensation,
   net of cancellations                            -        -           -          -             -       (351)           288
Exercise of stock options                    200,436        1       1,715          -             -          -              -
Tax benefit of restricted shares and
   stock options                                   -        -       1,350          -             -          -              -
Foreign currency translation
    adjustment                                     -        -           -          -          (581)         -              -
                                          ----------     ----    --------   --------        ------   --------        -------
Balance December 31, 1995                 77,356,688     $773    $154,533   $381,897        $  593   $(41,903)       $(1,324)
                                          ==========     ====    ========   ========        ======   ========        =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1995


 1.  Summary of significant accounting policies
     ------------------------------------------

    Principles of consolidation and basis of presentation - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its wholly owned subsidiaries (the Company), including the accounts of Harley-Davidson Motor Company (HDMC), Holiday Rambler LLC (Holiday Rambler) and Eaglemark Financial Services, Inc. (Eagle). All significant intercompany accounts and transactions are eliminated. As disclosed in Note 3, the operations of Holiday Rambler are classified as discontinued operations. As such, certain prior-year balances have been reclassified in order to conform to current-year presentation.

    The Company has an investment which is accounted for using the equity method. Accordingly, the Company's share of the net earnings (losses) of this entity is included in consolidated net income (loss).

    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash and cash equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less and restricted cash balances held in connection with commercial paper programs to be cash equivalents. At December 31, 1995, the Company had $1.1 million in restricted cash balances. No similar balances existed at December 31, 1994.

    Finance receivables income recognition - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables. Certain loan origination costs are deferred and amortized over the estimated life of the related receivable as a reduction in financing revenue.

    Finance receivables credit losses - The provision for credit losses on finance receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company's wholesale loan charge-off policy is based on a loan-by-loan review. Retail revolving charge receivables are charged off at the earlier of 180 days contractually past due or when otherwise deemed to be uncollectible. Retail installment receivables are generally charged off upon repossession and sale of the underlying collateral or at 120 days contractually past due.

    Retail installment loans sold with limited recourse; securitization and servicing income - During 1995, Eagle securitized and sold $154 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eagle. These transactions were treated as sales. As such, the receivables are removed from the balance sheet upon sale and a gain is recognized for the difference between the carrying value of the receivables and the adjusted sales price. The adjusted sales price is determined based on a present value estimate of future cash flows on each loan pool sold.

    Inventories - Inventories are valued at the lower of cost or market. Inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories, $16.9 million in 1995 and $19.4 million in 1994, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

    Depreciation - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

     ------------------------------------------------------
     Product warranty - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

     Research and development expenses - Research and development expenses from continuing operations were approximately $27.2 million, $22.1 million and $19.2 million for 1995, 1994 and 1993, respectively.

     Environmental - The Company accrues for environmental loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company does not use discounting in determining its environmental liabilities. See Note 7.

     Earnings (loss) per share - Earnings (loss) per common share assuming no dilution is calculated by dividing elements of net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during 1995, 1994 and 1993 were 75.1 million, 76.2 million, and 75.9 million, respectively. Stock options were not materially dilutive during 1995, 1994 or 1993.

     Stock compensation - The Company accounts for employee stock compensation (e.g., restricted stock and stock options) in accordance with APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price at the measurement date.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is effective January 1, 1996. As is permitted under SFAS No. 123, the Company has decided to continue accounting for employee stock compensation under the APB 25 rules, but will disclose pro forma results using the new standard's alternative accounting treatment, which calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all awards.

     Impairment - The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. Adopting SFAS No. 121 will have no effect.

 2.  Additional balance sheet and cash flows information
     ---------------------------------------------------

     Accounts receivable consist of the following:

                                                      December 31
                                                   ------------------
                                                     1995      1994
                                                   --------  --------
                                                     (In thousands)
      Motorcycles and Related Products segment:
       Domestic                                    $ 58,876  $ 58,107
       Foreign                                       75,334    58,154
                                                   --------  --------

                                                   $134,210  $116,261
                                                   ========  ========

    Domestic motorcycle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account except for sales to European distributors, which are typically backed by letters of credit.

    The allowance for doubtful accounts deducted from accounts receivable was $1.5 million and $1.8 million at December 31, 1995 and 1994, respectively.

 2.  Additional balance sheet and cash flows information (continued)

                                                                                       December 31
                                                                                   -------------------
                                                                                     1995       1994
                                                                                   --------   --------
                                                                                     (In thousands)
  Inventories:
    Components at the lower of FIFO cost or market:
        Raw materials and work in process                                          $ 32,284   $ 31,613
        Finished goods                                                               19,290     26,307
        Parts and accessories                                                        52,182     49,346
                                                                                   --------   --------
                                                                                    103,756    107,266
    Excess of FIFO over LIFO inventories                                             19,329     17,386
                                                                                   --------   --------
                                                                                   $ 84,427   $ 89,880
                                                                                   ========   ========

  Property, plant and equipment, at cost:
    Land and land improvements                                                     $  2,139   $    813
    Buildings and improvements                                                       84,150     59,773
    Machinery and equipment                                                         381,722    299,394
                                                                                   --------   --------
                                                                                    468,011    359,980
    Less accumulated depreciation                                                   183,236    145,942
                                                                                   --------   --------
                                                                                   $284,775   $214,038
                                                                                   ========   ========

  Accrued expenses and other:
    Payroll, bonuses, and related expenses                                         $ 47,001   $ 43,094
    Warranty/recalls                                                                 12,058     12,396
    Dealer incentive programs                                                        16,153     12,892
    Product liability                                                                 8,338      8,129
    Income taxes payable                                                              8,978     12,267
    Eagle acquisition cost                                                            9,400          -
    Other                                                                            26,028     15,732
                                                                                   --------   --------

                                                                                   $127,956   $104,510
                                                                                   ========   ========

  Supplemental cash flow information is as follows:
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
                                                                                (In thousands)
   Net changes in other current assets and current liabilities:
     Accounts receivable                                                $(38,428)  $(41,721)  $  4,783
     Inventories                                                           5,453    (13,137)   (22,356)
     Prepaid expenses                                                     (2,287)       481         83
     Accounts payable and accrued expenses                                47,394     17,371      9,494
                                                                        --------   --------   --------
                                                                        $ 12,132   $(37,006)  $ (7,996)
                                                                        ========   ========   ========

  Cash paid during the period for interest and income taxes is as follows:
    Interest                                                            $  1,143   $    702   $    469
                                                                        ========   ========   ========
    Income taxes                                                        $ 60,444   $ 47,612   $ 53,277
                                                                        ========   ========   ========

 3.  Discontinued operations
     -----------------------

     On January 22, 1996, the Company announced its strategic decision to discontinue the operations of the Transportation Vehicles segment in order to concentrate its financial and human resources on its core motorcycle business. The Transportation Vehicles segment is comprised of the Recreational Vehicles division, the Commercial Vehicles division and B & B Molders, a manufacturer of custom or standard tooling and injection molded plastic pieces. The Company also announced on January 22, 1996, the proposed sale of the manufacturing operations of the Recreational Vehicles division as well as the sale of ten of the division's fourteen Holiday World RV dealerships to Monaco Coach Corporation. The purchase price for the division will be approximately $50 million, consisting of cash, a new series of Monaco preferred stock and a note. Monaco will also assume certain liabilities. The sale is subject to antitrust clearance and Monaco's securing of financing. The transaction is expected to close by the end of March, 1996. The sale of the remaining operations comprising the Transportation Vehicles segment is expected to be completed by the end of June, 1996. The Company does not anticipate a loss on the discontinuance of the Transportation Vehicles segment. The results of the Transportation Vehicles segment have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the Transportation Vehicles segment as a discontinued operation.

     The components of net assets of discontinued operations included in the balance sheets at December 31, are as follows:

                                           1995        1994
                                         --------    --------
     Current assets (mainly trade
       receivables and inventory)        $105,459    $118,765
     Accounts payable, accrued
       expenses and other                 (48,911)    (61,509)
                                         --------    --------
     Net current assets                  $ 56,548    $ 57,256
                                         ========    ========

     Property, plant and equipment, net  $ 51,982    $ 48,749
     Other non-current assets               3,026       5,924
     Non-current liabilities                    -      (1,043)
                                         --------    --------
     Net long-term assets                $ 55,008    $ 53,630
                                         ========    ========


     The condensed statement of operations relating to the discontinued operations for the years ended December 31, are presented below:

                                           1995        1994       1993
                                         --------    --------   --------
     Net sales                           $443,950    $382,805   $284,166
     Costs and expenses                   441,388     377,176    344,763
                                         --------    --------   --------
     Income (loss) before income taxes      2,562       5,629    (60,597)
     Provision (benefit) for income
      taxes                                 1,132      (2,422)    (2,693)
                                         --------    --------   --------
     Net income (loss)                   $  1,430    $  8,051   $(57,904)
                                         ========    ========   ========

    In 1994, the Company's tax provision includes a one-time benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment. In 1993, the Company recorded a $53.5 million charge to operations resulting from the write-off of the remaining goodwill associated with the Transportation Vehicles segment.

    It is the Company's policy to allocate interest on debt (to be assumed by the buyer) to discontinued operations, which was approximately $2.5 million, $1.6 million, and $1.3 million for 1995, 1994 and 1993, respectively.

 4.  Eaglemark Financial Services, Inc.
     ----------------------------------

On January 5, 1993, the Company invested $10.0 million for a 49% interest in Eaglemark Financial Services, Inc., formerly Eagle Credit Corporation, (Eagle). Eagle was formed to provide wholesale and retail financing to the Company's dealer networks and customers.

On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eagle that it did not already own. The transaction was accounted for as a step acquisition under the purchase method. The purchase price for the shares and equivalents was approximately $45 million, which was paid from internally generated funds and short-term borrowings. The excess of the acquisition cost over the fair value of the net assets purchased resulted in approximately $43 million of goodwill which is being amortized on a straight-line basis over twenty years.

The Company has included the results of operations of Eagle in its statement of operations for the year ended December 31, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense. Prior to 1995, the Company accounted for its investment in Eagle using the equity method. The carrying value of its investment in Eagle was approximately $9.5 million and is included in other assets at December 31, 1994. The results of operations for 1995 and 1994 on a pro forma basis, would not have been materially different from the reported amounts for 1995 or 1994 if the acquisition were assumed to have taken place at the beginning of 1994.

Finance receivables originated or purchased by Eagle were as follows at December 31, 1995 (in thousands):

                     Wholesale                       $119,817
                     Retail                            84,574
                     Other                             12,412
                                                     --------
                                                      216,803
                     Allowance for credit losses        3,359
                                                     --------
                                                     $213,444
                                                     ========

Eagle's finance receivables include wholesale loans to dealers for the purpose of inventory financing and retail loans to consumers in the form of installment sales contracts and revolving charge receivables. The Company holds titles to vehicles financed, and certain revolving charge receivables are cross-collateralized when the customer also has an installment contract. The Company generates finance receivables in the United States and Canada and has a geographically diversified loan portfolio.

Wholesale finance receivables are primarily motorcycles and related parts and accessories which are contractually due within one year. Retail finance receivables are primarily motorcycles and revolving credit card balances. On December 31, 1995, contractual maturities of finance receivables were as follows (in thousands):

                       1996                    $142,689
                       1997                      16,225
                       1998                      14,590
                       1999                      14,562
                       2000                      15,119
                       Thereafter                13,618
                                               --------
                       Total                   $216,803
                                               ========

     ----------------------------------------------

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses for the year ended December 31, 1995, is as follows (in thousands):

                                                         1995
                                                        ------
                                            Wholesale   Retail   Total
                                            ---------   ------   ------
        Balance at beginning of year            $882    $1,756   $2,638
        Provision                                 97     1,178    1,275
        Charge-offs                               (4)     (550)    (554)
                                                ----    ------   ------
        Balance at end of year                  $975    $2,384   $3,359
                                                ====    ======   ======

Eagle serviced with limited recourse $160.2 million of retail installment loans as of December 31, 1995.

Eagle's debt as of December 31, consisted of the following (in thousands):

                                                            1995
                                                           --------
                    Commercial paper                       $131,830
                    Revolving credit facility                32,500
                                                           --------
                    Total finance debt                     $164,330
                                                           ========

As of December 31, 1995, Eagle has in place a $60 million revolving credit facility provided by a syndicate of banks to fund primarily the United States and Canadian retail loan originations. This facility expires on October 31, 1996. Borrowings under the facility are secured by and limited to a percentage of eligible receivables ranging from 75% to 95% of the outstanding loan balances. The amount of net eligible receivables at December 31, 1995 was approximately $80.5 million.

Eagle also issues short-term commercial paper secured by wholesale finance receivables with maximum issuance available of $155 million. Maturities of commercial paper issued range from 1 to 60 days, and the current commercial paper program expires in December, 1996. The weighted average interest rate on outstanding commercial paper balances was 5.81% at December 31, 1995.

 5.  Notes payable
     -------------

As of December 31, 1995, the Company had unsecured lines of credit totaling approximately $49.9 million, of which approximately $26.9 million remained available after consideration of borrowings and outstanding letters of credit.

 6.  Income taxes
     ------------

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company adopted this standard on a prospective basis effective January 1, 1993. The adoption resulted in additional income of $1.8 million.

Details of income from continuing operations before provision for income taxes and accounting changes are as follows:

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                         (In thousands)
  Income from continuing operations before
   taxes and accounting changes:
    Domestic                                      $159,046  $142,009  $116,278
    Foreign                                         16,943    14,431    10,806
  Accounting changes                                     -         -   (52,661)
                                                  --------  --------  --------
                                                  $175,989  $156,440  $ 74,423
                                                  ========  ========  ========

Provision for income taxes consists of the following:

  Income tax (benefit) applicable to:
    Income from continuing operations before
     taxes and accounting changes                  $64,939   $60,219   $ 50,765
    Accounting changes                                   -         -    (22,361)
                                                   -------   -------   --------
                                                   $64,939   $60,219   $ 28,404
                                                   =======   =======   ========
  Provision for income taxes:
    Current:
      Federal                                      $56,384   $46,442   $ 38,916
      State                                          7,308    10,682      8,516
      Foreign                                        8,279     7,124      4,262
                                                   -------   -------   --------
                                                    71,971    64,248     51,694
    Deferred:
      Federal                                       (5,895)   (3,275)    (2,080)
      State                                           (780)     (440)      (280)
      Foreign                                         (357)     (314)     1,431
                                                   -------   -------   --------
                                                    (7,032)   (4,029)      (929)
                                                   -------   -------   --------
    Total                                          $64,939   $60,219   $ 50,765
                                                   =======   =======   ========

The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate due to the following items:

                                                1995       1994       1993
                                                -----      -----      -----
     Provision at statutory rate                35.0%      35.0%      35.0%
     Foreign income taxes                        1.2        1.0        1.2
     Foreign tax credits                        (1.2)      (1.0)       (.9)
     State taxes, net of federal benefit         2.6        4.0        4.0
     Foreign sales corporation                   (.8)      (1.0)      (1.1)
     Other                                        .2         .5        1.3
                                                ----       ----       ----
       Provision for income taxes               37.0%      38.5%      39.5%
                                                ====       ====       ====

     ------------------------

Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31 include the following:

                                                         1995       1994
                                                       --------   --------
                                                          (In thousands)
    Deferred tax assets:
      Accruals not yet tax deductible                  $ 25,409   $ 21,066
      Postretirement health care benefit obligation      25,935     23,932
      Other, net                                          6,116      1,508
                                                       --------   --------
                                                         57,460     46,506
    Deferred tax liabilities:
      Depreciation, tax in excess of book               (10,665)    (8,784)
      Inventory adjustments                              (2,808)    (3,292)
      Pension obligation                                 (1,767)    (1,029)
                                                       --------   --------
                                                        (15,240)   (13,105)
                                                       --------   --------

      Net deferred tax asset                           $ 42,220   $ 33,401
                                                       ========   ========

 7.  Commitments and contingencies
     -----------------------------

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $5 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company has also put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

The Company self-insures its product liability losses in the United States up to $3 million (catastrophic coverage is maintained for individual claims in excess of $3 million up to $25 million). Outside the United States, the Company is insured for product liability up to $25 million per individual claim and in the aggregate. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

     -----------------------------------------

     At December 31, 1995, the Company was contingently liable for $23.0 million related to letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

 8.  Employee benefit plans
     ----------------------

     The Company has several noncontributory defined benefit pension plans covering substantially all employees of the Motorcycles segment. Benefits are based primarily on years of service and, for certain plans, levels of compensation. The Company's policy with respect to the pension plans is to fund pension benefits to the extent contributions are deductible for tax purposes.

     The following data is provided for the pension plans for the years indicated (in thousands):

                                                                                           Year Ended December 31,
                                                                                        ------------------------------
                                                                                          1995       1994       1993
                                                                                        --------   --------   --------
     Components of net periodic pension cost:
       Service cost - benefits earned during the year                                   $  5,184   $  5,324   $  3,384
       Interest cost on projected benefit obligations                                     11,237     10,284      8,188
       Actual return on plan assets                                                      (16,547)    (2,028)    (7,327)
       Net amortization and deferral                                                       7,523     (5,208)      (606)
                                                                                        --------   --------   --------
       Net periodic pension cost                                                        $  7,397   $  8,372   $  3,639
                                                                                        ========   ========   ========

     Reconciliation of funded status:

                                                                    September 30, 1995          September 30, 1994
                                                                 -------------------------   -------------------------
                                                                   Assets      Accumulated     Assets      Accumulated
                                                                   Exceed       Benefits       Exceed       Benefits
                                                                 Accumulated     Exceed      Accumulated     Exceed
                                                                  Benefits       Assets       Benefits       Assets
                                                                 -----------   -----------   -----------   -----------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                                  $ 38,648      $ 69,003      $ 34,790      $ 59,562
       Nonvested benefit obligation                                  5,706         7,071         4,622         6,050
                                                                  --------      --------      --------      --------
       Accumulated benefit obligation                             $ 44,354      $ 76,074      $ 39,412      $ 65,612
                                                                  ========      ========      ========      ========

     Projected benefit obligations for service rendered to date   $ 63,611      $ 90,010      $ 56,214      $ 81,271
     Plan assets at fair value, consisting primarily of debt
      securities, bank common trust funds, common stock,
      and an immediate participation guarantee contract             46,899        68,012        40,427        52,825
                                                                  --------      --------      --------      --------

     Projected benefit obligation in excess of plan assets          16,712        21,998        15,787        28,446
     Unrecognized net loss from past experience different
      from that assumed and changes in assumptions                 (13,033)      (13,711)      (14,062)      (16,724)
     Unrecognized prior service cost                                (5,327)       (6,999)       (5,783)       (7,675)
     Unrecognized transition asset                                     619           894           743         1,119
     Additional minimum liability                                        -         5,880             -         7,620
                                                                  --------      --------      --------      --------

     Accrued (prepaid) pension cost, September 30                   (1,029)        8,062        (3,315)       12,786
     Fourth quarter contribution                                         -          (510)         (482)         (222)
                                                                  --------      --------      --------      --------
     Accrued (prepaid) pension cost, December 31                  $ (1,029)     $  7,552      $ (3,797)     $ 12,564
                                                                  ========      ========      ========      ========

     In 1993, the Company elected to change the measurement date for pension plan assets and liabilities from December 31 to September 30. The change in measurement date had no effect on 1993, or prior years', pension expense.

     ----------------------------------

     The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1995, the adjustment required to reflect the Company's minimum pension liability was $5.9 million. The Company has recorded an intangible asset in the same amount.

     The assumptions used in determining pension expense (for the following year) and funded status information shown above were as follows:

                                                      1995     1994     1993
                                                      -----    -----    -----

     Discount rate                                     8.3%     8.3%     7.8%
     Rate of increase in future compensation levels    5.0%     5.0%     5.0%
     Assumed long-term rate of return on plan assets  10.3%    10.3%    10.3%

     Certain of the Company's plans relating to hourly employees have been amended to increase the scheduled benefits. The Company's plan relating to salaried employees was also amended to increase the scheduled benefits.

     The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $1.5, $1.4 and $1.2 million for matching contributions during 1995, 1994 and 1993, respectively.

 9.  Postretirement health care benefits
     -----------------------------------

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

     -----------------------------------------------

     The Company's postretirement health care plans are currently funded as claims are submitted ($1.8 million in 1995 and $1.6 million in 1994). Some of the plans require employee contributions to offset benefit costs. The status of the plans was as follows:

                                                                    September 30
                                                              ----------------------
                                                                1995           1994
                                                              -------        -------
                                                                   (In thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                               $15,317        $16,759
       Fully eligible active plan participants                  7,501          8,501
       Other active plan participants                          21,746         22,580
                                                              -------        -------
                                                               44,564         47,840
       Unrecognized net gain                                   16,843         10,033
       Unrecognized prior service cost                          2,621          2,860
       Fourth quarter contribution                               (458)          (450)
                                                              -------        -------
       Accrued postretirement benefit liability, December 31  $63,570        $60,283
                                                              =======        =======

     The net periodic postretirement benefit cost includes the following:

                                                              Year Ended December 31
                                                              ----------------------
                                                               1995            1994
                                                              ------          ------
                                                                  (In thousands)
       Service cost - benefits earned during the year         $1,751          $2,384
       Interest cost on projected benefit obligation           3,290           4,504
                                                              ------          ------
       Net periodic postretirement benefit cost               $5,041          $6,888
                                                              ======          ======

     The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was 10% in 1995. The per capita health care cost trend rate is assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. This assumption can have a significant effect on the amounts reported. If the weighted average health care cost trend rate were to increase by 1%, the accumulated postretirement benefit obligation as of September 30, 1995 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 would increase by $3.7 million and $.5 million, respectively. The weighted average discount rate used to determine the accumulated postretirement benefit obligation of the health care plans as of September 30, 1995 and 1994 was 8.25%. The Company used a weighted average discount rate of 8.5% in establishing the transition obligation at January 1, 1993.

10.  Capital stock
     -------------

     The Company has 200 million authorized shares of $.01 par value common stock.

     The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings.

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

     -------------------------

     The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights). Each outstanding share of common stock entitles its holder to one-quarter Right. Under certain conditions, each Right entitles the holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $300, subject to adjustment. The Rights are only exercisable if a person or group has acquired 15% or more of the outstanding common stock or has announced an intention to acquire 25% or more of the outstanding common stock. If there is a 15% acquiring party, each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, common stock having a market value of two times the exercise price.

     The Company has a restricted stock plan in which plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding ten years. Participants may vest in certain amounts of the restricted stock upon death, disability or retirement as described in the plan.

     Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     Information with respect to restricted stock outstanding is as follows:

                                                             1995         1994           1993
                                                             ----         ----           ----
     Outstanding at beginning of year at
       $4.46 to $5.05 per share                            34,200      966,074      1,424,568
     Restricted shares granted at
       $23.0625 to $26.94                                  67,500            -              -
     Restricted shares vested at
       $4.46 to $5.05 per share                                 -     (931,874)      (341,822)
     Restricted shares cancelled at
       $4.65 to $5.03 per share                                 -            -       (116,672)
                                                          -------     --------      ---------
     Total shares outstanding at end of year at
       $4.73 to $26.94 per share                          101,700       34,200        966,074
                                                          =======     ========      =========

     Expense in 1995, 1994 and 1993 associated with this restricted stock plan was $.3 million, $.7 million and $.4 million, respectively.

     The Company has Stock Option Plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options may be exercised one year after the date of grant, not to exceed 25 percent of the shares in the first year with an additional 25 percent to be exercisable in each of the three following years. The options expire ten years from the date of grant. The maximum number of shares of common stock available for grants under such plans were 9.3 million and 6.0 million at December 31, 1995 and 1994, respectively, of which 3.8 million and 1.2 million shares remained available for future grants at those dates, respectively. The exercise price of outstanding options at December 31, 1995 ranged from $1.48 to $26.94. A summary of option activity is as follows:

                                                          1995        1994        1993
                                                          ----        ----        ----

     Options outstanding at beginning of year        3,018,058   2,583,482   3,021,780
     Options granted                                   805,360     728,410      16,000
     Options exercised or cancelled                   (273,335)   (293,834)   (454,298)
                                                     ---------   ---------   ---------
     Options outstanding at end of year              3,550,083   3,018,058   2,583,482
                                                     =========   =========   =========

     Number of options exercisable at end of year    2,104,240   1,806,038   1,468,712
                                                     =========   =========   =========

11.  Fair value of financial instruments
     -----------------------------------

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, finance receivables, receivables from retail installment loan sales, debt and foreign currency exchange contracts. The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.

     The book value of receivables from retail installment loan sales is $12.4 million and is included with finance receivables on the balance sheet. The fair value of these receivables is estimated to be $13.5 million based on discounting future excess cash flows associated with these transactions. None of the Company's debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4, for the terms and carrying values of the Company's various debt instruments.

     The Company enters into forward exchange contracts to hedge against sales transactions denominated principally in European currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to foreign subsidiaries will be adversely affected by changes in exchange rates. At December 31, 1995, the Company had forward exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. Dollars or German Deutsche Marks. These contracts represent a combined U.S. dollar equivalent commitment of approximately $29.4 million and $59.2 million at December 31, 1995 and 1994, respectively. Eagle has also entered into Canadian forward contracts to hedge the Canadian dollar in connection with their wholesale finance program. At December 31, 1995, Eagle had $17.4 million of Canadian forward contracts outstanding. The current contracts mature at various dates through May, 1996. Unrealized gains and losses on these forward exchange contracts, which were not material at December 31, 1995 or 1994, are deferred and recognized at the time the hedged transaction is settled. The fair value of these contracts at December 31, 1995 and 1994 is not significant, and is estimated as the net unrealized gain or loss.

     Eagle has interest rate cap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. At December 31, 1995, Eagle had approximately $20 million in interest rate caps outstanding. At December 31, 1995, the amount Eagle would receive to terminate the interest rate cap agreements is approximately $.2 million.

12.  Business segments and foreign operations
     ----------------------------------------

     (a)  BUSINESS SEGMENTS

     The Company operates in two business segments (excluding discontinued operations): Motorcycles and Related Products and Financial Services.

     The Motorcycles and Related Products ("Motorcycles") segment consists primarily of the Company's wholly-owned subsidiary H-D Michigan, Inc. and its wholly owned subsidiary Harley-Davidson Motor Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 751cc or above) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company holds a smaller market share in the European market, which is a larger market than the United States.

     ----------------------------------------------------

     The Financial Services ("Eagle") segment consists of the Company's majority-owned subsidiary, Eaglemark Financial Services, Inc. Eagle provides motorcycle floor planning and parts and accessories financing arrangements to the Company's U.S. Dealers. Eagle also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eagle has established a proprietary credit card for use in the Company's independent dealerships. Eagle also provides property and casualty insurance for motorcycles as well as extended warranty contracts. A smaller portion of their customers are in other leisure products businesses. Prior to 1995, Eagle carried on business only in the United States. In 1995, Eagle expanded its operations to include Canada.

     Information by industry segment is set forth below (in thousands):

                                                             1995           1994         1993
                                                             ----           ----         ----
     Net sales:
       Motorcycles and Related Products                $1,350,466     $1,158,887     $933,262
       Financial Services (1)                                 n/a            n/a          n/a
                                                       ----------     ----------     --------
                                                       $1,350,466     $1,158,887     $933,262
                                                       ==========     ==========     ========
     Income (loss) from operations:
       Motorcycles and Related Products                $  184,475     $  163,510     $136,217
       Financial Services                                   3,620              -            -
       General corporate expenses                          (7,299)        (9,948)      (6,878)
                                                       ----------     ----------     --------
                                                       $  180,796     $  153,562     $129,339
                                                       ==========     ==========     ========

                                                Motorcycles
                                                and Related      Transportation      Financial
                                                 Products         Vehicles (2)       Services(1)      Corporate   Consolidated
                                                -----------      --------------      -----------      ---------   ------------
1995
- ----
Identifiable assets                                $595,118         $111,556          $269,461         $24,535     $1,000,670
Depreciation and amortization                        41,754            n/a                 320             255         42,329
Net capital expenditures                            112,579            n/a                 221             185        112,985

1994
- ----
Identifiable assets                                $494,362         $110,886             n/a           $71,415     $  676,663
Depreciation and amortization                        32,617            n/a               n/a               246         32,863
Net capital expenditures                             88,542            n/a               n/a               124         88,666

1993
- ----
Identifiable assets                                $367,794         $ 79,372             n/a           $80,792     $  527,958
Depreciation and amortization                        27,225            n/a               n/a               234         27,459
Net capital expenditures                             52,324            n/a               n/a               112         52,436

(1) During 1995, the results of operations for the majority-owned financial services subsidiary are included in Income from operations in the statements of operations. During 1994 and 1993, the equity in earnings of the financial services subsidiary was included in other income. See
       Note 4.

(2) The results of operations for the Transportation Vehicles segment are classified as discontinued operations in the statements of operations. Prior year results have been reclassified in order to conform to current year presentation. See Note 3.

There were no sales between business segments for the years ended December 31, 1995, 1994 or 1993.

     ----------------------------------------------------

     (b) FOREIGN OPERATIONS

     Included in the consolidated financial statements are the following amounts relating to foreign affiliates:


                                                  1995      1994      1993
                                                  ----      ----      ----
                                                     (In thousands)

       Assets                                 $ 66,658  $ 57,626  $ 49,109
       Net sales                               221,193   176,521   144,639
       Net income                                9,021     7,621     5,113

     Export sales of domestic subsidiaries to nonaffiliated customers were $172.9 million, $155.2 million and $117.6 million in 1995, 1994 and 1993, respectively.

SUPPLEMENTARY DATA
- ------------------


Quarterly financial data (unaudited)
- ------------------------------------
(In millions, except per share data)


                                                         1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
                                                       ---------------  --------------  --------------  --------------
                                                         1995     1994    1995    1994    1995    1994    1995    1994
                                                         ----     ----    ----    ----    ----    ----    ----    ----

Net sales                                              $294.9   $258.6  $355.6  $296.9  $327.1  $291.9  $372.9  $311.5

Gross profit                                             90.4     76.8   109.7    93.6    96.8    90.3   114.5    97.6

Income from continuing operations                        23.8     21.0    33.2    27.5    23.5    22.5    30.6    25.3
Income (loss) from discontinued
 operations, net of tax (a)                               (.2)       -      .2     7.1      .2     1.1     1.2     (.2)
Net income                                               23.6     21.0    33.4    34.6    23.7    23.6    31.8    25.1

Earnings per common share:
 Income from continuing operations                        .31      .27     .45     .36     .32     .30     .40     .33
 Income from discontinued
  operations, net of tax (a)                                -        -       -     .10       -     .01     .02       -
 Net income                                               .31      .27     .45     .46     .32     .31     .42     .33

Note: Amounts previously reported have been restated to reflect the Transportation Vehicles segment as discontinued operations.

(a) 1994 second quarter results include a one-time benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment.

Item 9.   Changes in and disagreements with accountants on accounting and
- -------   ---------------------------------------------------------------
          financial disclosure
          --------------------

            None.

                                   PART III
                                   --------

Item 10.  Directors and executive officers of the registrant
- -------   --------------------------------------------------

Information with respect to the Directors of the registrant will be included in the Company's definitive proxy statement for the 1996 annual meeting of shareholders (the "Proxy Statement"), which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1995, and is hereby incorporated by reference to such Proxy Statement.

Item 11.  Executive compensation
- -------   ----------------------

The information required by this section will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1995, and is hereby incorporated by reference to such Proxy Statement.

Item 12.  Security ownership of certain beneficial owners and management
- -------   --------------------------------------------------------------

The information required by this section will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1995, and is hereby incorporated by reference to such Proxy Statement.

Item 13.  Certain relationships and related transactions
- -------   ----------------------------------------------

The information required by this section will be included in the Proxy Statement, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1995, and is hereby incorporated by reference to such Proxy Statement.

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K
- -------   ----------------------------------------------------------------

     (A) 1. Financial statements - The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

          2. Financial statement schedules - The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

          3. Exhibits - The exhibits listed on the accompanying List of Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                       AND FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

                             [Item 14(a) 1 and 2]


                                                                                               Page
                                                                                               ----
Consolidated statements of operations for each of the three years in the period ended
 December 31, 1995                                                                              33

Consolidated balance sheets at December 31, 1995 and 1994                                       34

Consolidated statements of cash flows for each of the three years in the period ended
 December 31, 1995                                                                              35

Consolidated statements of shareholders' equity for each of the three years
 in the period ended December 31, 1995                                                          36

Notes to consolidated financial statements                                                      37

Consolidated financial statement schedules for each of the three years in the period ended December 31, 1995

   II -  Valuation and qualifying accounts                                                      58

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

                               LIST OF EXHIBITS
                               ----------------
                          [Items 14(a)(3) and 14(c)]



Exhibit No.           Description
- -----------           -----------

   2.1 Asset Purchase Agreement, dated as of March 4, 1996, among Harley-Davidson, Inc., Holiday Holding Corp., Holiday World, Inc. (California), Holiday World, Inc. (Texas), Holiday World, Inc. (Florida), Holiday World, Inc. (Oregon), Holiday World, Inc. (Indiana), Holiday World, Inc. (Washington), Holiday World, Inc. (New Mexico), Monaco Coach Corporation, and MCC Acquisition Corporation.

   2.2 Asset Purchase Agreement, dated as of January 21, 1996, among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach Corporation.

   2.3 Amendment No. 1 dated as of March 4, 1996 to Asset Purchase Agreement, dated as of January 21, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach Corporation.

   2.4 Subordinated Promissory Note, dated March 4, 1996 between MCC Acquisition Corporation and Holiday Holding Corp.

   3.1         Restated Articles of Incorporation

   3.2         By-Laws

   4.1         Form of Rights Agreement between the Registrant and Firstar Trust
               Company

   4.2         Amendment to Rights Agreement dated as of June 21,1991

   4.3         Amendment to Rights Agreement dated as of August 23, 1995

  10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter and Teerlink

  10.2*        1986 Stock Option Plan

  10.3*        1988 Stock Option Plan

  10.4*        1990 Stock Option Plan

  10.5*        1995 Stock Option Plan

  10.6*        Consulting Agreement between the Registrant and Mr. Beals

                               LIST OF EXHIBITS
                               ----------------
                           [Items 14(a)(3)and 14(c)]



Exhibit No.           Description
- -----------           -----------

  10.7*        Restated Long-Term Incentive Plan II, as amended

  10.8* Form of Growth Unit Cancellation Agreement between the Registrant and Mr. Brostowitz

  10.9* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter, Snoey and Ziemer

  10.10*       Transition Agreement between the Registrant and Mr. Teerlink

  10.11*       Deferred Compensation Plan

  10.12*       Description of supplemental executive retirement benefits

  10.13* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Teerlink and Ziemer

  10.14* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, Gelb and Gray

  10.15* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Snoey, Teerlink and Ziemer

  10.16*       Harley-Davidson, Inc. Corporate Short Term Incentive Plan

  11           Computation of Primary and Fully Diluted Earnings Per Share

  21           List of Subsidiaries

  23.1         Consent of Ernst & Young LLP, Independent Auditors

  23.2         Consent of Independent Accountants

  27           Financial Data Schedule for 1995

  27           Restated Financial Data Schedule for 1994


* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                                   Schedule II
                                                                   -----------


                             HARLEY-DAVIDSON, INC.

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1995, 1994 and 1993
                                (In thousands)




                                                  Balance at  Additions                    Balance
                                                  beginning   charged to                   at end
Classification                                     of year     expense    Deductions/(1)/  of year
- --------------                                    ----------  ----------  ---------------  -------
Accounts receivable -
  Allowance for doubtful accounts:

    1995                                              $1,750      $ (123)    $   (86)       $1,541
                                                      ======      ======     =======        ======

    1994                                              $1,532      $  253     $   (35)       $1,750
                                                      ======      ======     =======        ======

    1993                                              $1,234      $  291     $     7        $1,532
                                                      ======      ======     =======        ======
Finance receivables -
  Allowance for doubtful accounts:
    1995                                              $2,638      $1,275     $  (554)       $3,359
                                                      ======      ======     =======        ======
Inventories -
  Allowance for obsolescence
    and loss (2):
    1995                                              $1,961      $1,857     $(1,586)       $2,232
                                                      ======      ======     =======        ======
    1994                                              $2,783      $  830     $(1,652)       $1,961
                                                      ======      ======     =======        ======
    1993                                              $2,736      $2,095     $(2,048)       $2,783
                                                      ======      ======     =======        ======

(1)  Represents amounts written off to the reserve, net of recoveries.

(2)  Stated in last-in, first-out (LIFO) cost.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

HARLEY-DAVIDSON, INC.

  By:  /S/ Richard F. Teerlink
       ------------------------------
       Richard F. Teerlink
       President, Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

      Name                           Title
      ----                           -----

  /S/ Richard F. Teerlink            President, Chief Executive Officer
  --------------------------------
  Richard F. Teerlink                (Principal executive officer) and Director

  /S/ James L. Ziemer                Vice-President and Chief Financial Officer
  --------------------------------
  James L. Ziemer                    (Principal financial officer)

  /S/ James M. Brostowitz            Vice-President/Controller (Principal
  --------------------------------
  James M. Brostowitz                accounting officer) and Treasurer

  /S/ Vaughn L. Beals                Chairman and Director
  --------------------------------
  Vaughn L. Beals, Jr.

  /S/ Barry K. Allen                 Director
  --------------------------------
  Barry K. Allen

  /S/ William F. Andrews             Director
  --------------------------------
  William F. Andrews

  /S/ Richard J. Hermon-Taylor       Director
  --------------------------------
  Richard J. Hermon-Taylor

  /S/ Donald A. James                Director
  --------------------------------
  Donald A. James

  /S/ Richard G. LeFauve             Director
  --------------------------------
  Richard G. LeFauve

  /S/ Sara L. Levinson               Director
  --------------------------------
  Sara L. Levinson

  /S/ James A. Norling               Director
  --------------------------------
  James A. Norling

                               INDEX TO EXHIBITS
                               -----------------
                          [Items 14(a)(3) and 14(c)]

Exhibit No.          Description
- -----------          -----------

   2.1 Asset Purchase Agreement, dated as of March 4, 1996, among Harley-Davidson, Inc., Holiday Holding Corp., Holiday World, Inc. (California), Holiday World, Inc. (Texas), Holiday World, Inc. (Florida), Holiday World, Inc. (Oregon), Holiday World, Inc. (Indiana), Holiday World, Inc. (Washington), Holiday World, Inc. (New Mexico), Monaco Coach Corporation, and MCC Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrants's Current Report on Form 8-K dated March 6, 1996 (File No. 1-9183)).

   2.2 Asset Purchase Agreement, dated as of January 21, 1996, among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach Corporation (incorporated herein by reference to Exhibit 2.2 to the Registrants's Current Report on Form 8-K dated March 6, 1996 (File No. 1-9183)).

   2.3 Amendment No. 1 dated as of March 4, 1996 to Asset Purchase Agreement, dated as of January 21, 1996 among Harley-Davidson, Inc., Holiday Rambler LLC, State Road Properties L.P., and Monaco Coach Corporation (incorporated herein by reference to Exhibit
               2.3 to the Registrants's Current Report on Form 8-K dated March 6, 1996 (File No. 1-9183)).

   2.4 Subordinated Promissory Note, dated March 4, 1996 between MCC Acquisition Corporation and Holiday Holding Corp. (incorporated herein by reference to Exhibit 2.4 to the Registrants's Current Report on Form 8-K dated March 6, 1996 (File No. 1-9183)).

   3.1 Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183)).

   3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183)).

   4.1 Form of Rights Agreement between the Registrant and Firstar Trust Company (incorporated herein by reference to Exhibit 4.6 to the Registrants' Quarterly Report on Form 10-Q for the period ended September 30, 1990 (File No. 1-9183)).

   4.2         Amendment to Rights Agreement dated as of June 21,
               1991(incorporated herein by reference to Exhibit 4.8 to the Registrants's Registration Statement on Form 8-B dated June 24, 1991 (File No. 1-9183 (the "Form 8-B")).


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                               INDEX TO EXHIBITS
                               -----------------
                           [Items 14(a)(3) and 14(c)]

Exhibit No.          Description
- -----------          -----------

   4.3 Amendment to Rights Agreement dated as of August 23, 1995 (incorporated herein by reference to Exhibit 4 to the Registrants' Quarterly Report on Form 10-Q for the period ended September 24, 1995 (File No. 1-9183)).

  10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter and Teerlink (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-5871)).

  10.2* Harley-Davidson, Inc. 1986 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183)).

  10.3* Harley-Davidson, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183)).

  10.4* Harley-Davidson, Inc. 1990 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183)).

  10.5* Harley-Davidson, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated March 31, 1995 (File No. 1-9183))

  10.6* Consulting Agreement between the Registrant and Mr. Beals (incorporated herein by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.7* Restated Long-Term Incentive Plan II, as amended (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.8*        Growth Unit Cancellation Agreement between the Registrant and Mr.
               Brostowitz (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.9* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Hoelter, Snoey and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).


  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                               INDEX TO EXHIBITS
                               -----------------
                           [Items 14(a)(3) and 14(c)]

Exhibit No.          Description
- -----------          -----------

  10.10* Transition Agreement between the Registrant and Mr. Teerlink (incorporated herein by reference from Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.11*       Deferred Compensation Plan (incorporated herein by reference from
               Exhibit 10.8 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

  10.12* Description of supplemental executive retirement benefits (incorporated herein by reference from Exhibit 10.9 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

  10.13* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Teerlink and Ziemer (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

  10.14* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, Gelb and Gray.

  10.15* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gelb, Gray, Hoelter, Snoey, Teerlink and Ziemer.

  10.16* Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference from Exhibit A to the Registrants' 1993 Proxy Statement for the May 14, 1994 Annual Meeting of Shareholders)

  11           Computation of Primary and Fully Diluted Earnings Per Share.

  21           List of Subsidiaries.

  23.1         Consent of Ernst & Young LLP, Independent Auditors.

  23.2         Consent of Independent Public Accountants.

  27           Financial Data Schedule for 1995.

  27           Restated Financial Data Schedule for 1994.



  * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.