Form 10-Q
period 1996-03-31
HARLEY DAVIDSON INC
filed 1996-05-15
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1996

                or

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of May 3, 1996:            75,488,241   Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                     For the Quarter Ended March 31, 1996




                                                                         Page
   Part I.  Financial Information

            Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations         3

                    Condensed Consolidated Balance Sheets                   4

                    Condensed Consolidated Statements of Cash Flows         5

                    Notes to Condensed Consolidated Financial
                     Statements                                           6-7

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8-11



   Part II.  Other Information


            Item 1. Legal Proceedings                                      12

            Item 6. Exhibits and Reports on Form 8-K                       12

            Signatures                                                     13

            Exhibit Index                                                  14

                         PART I - FINANCIAL INFORMATION
   Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                     Three months ended

                                                  March 31,        March 26,
                                                   1996              1995

   Sales                                          $371,051         $294,886
   Cost of goods sold                              255,274          204,495
                                                  --------         --------
   Gross profit                                    115,777           90,391
   Operating income from financial services          1,732              651
   Selling, administrative and engineering
         expenses                                  (63,484)         (51,785)
                                                 ---------         --------
   Income from operations                           54,025           39,257
   Interest income (expense) - net                    (405)             339
   Other income (expense) - net                     (1,249)          (1,963)
                                                 ---------        ---------
   Income from continuing operations before
         provision for income taxes                 52,371           37,633
   Provision for income taxes                       19,377           13,818
                                                 ---------        ---------
   Income from continuing operations                32,994           23,815
   Loss from discontinued operations, net
     of tax                                              -             (184)
                                                ----------        ---------
   Net income                                     $ 32,994         $ 23,631
                                                  ========         ========
   Weighted average common shares
    outstanding                                     75,113           76,060
                                                    ======           ======
   Net income per common share:
      Income from continuing operations              $0.44            $0.31
      Loss from discontinued operations,
        net of tax                                       -                -
                                                    ------            -----
      Net income                                     $0.44            $0.31
                                                     =====            =====
   Cash dividends per share                          $0.05            $0.04
                                                     =====            =====

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                        March 31,     Dec. 31,      March 26,
                                          1996          1995          1995
                                      (Unaudited)                 (Unaudited)
   Current assets:
     Cash and cash equivalents       $    39,577  $    31,462       $ 19,295
     Accounts receivable, net            157,786      134,210        144,296
     Inventories (Note 2)                 85,758       84,427        101,957
     Notes receivable                     12,000            -              -
     Other current assets                 29,128       30,591         22,536
     Net assets from
      discontinued operations             22,833       56,548         56,848
                                        --------      -------       --------
        Total current assets             347,082      337,238        344,932
   Finance receivables, net              270,762      213,444              -
   Property, plant and equipment,
    net                                  293,270      284,775        219,188
   Goodwill                               42,643       43,256              -
   Other assets                           82,177       66,949         64,844
   Net assets from discontinued
    operations                            26,981       55,008         54,873
                                       ---------    ---------       --------
                                      $1,062,915   $1,000,670       $683,837
                                       =========    =========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Notes payable                   $     1,020  $     2,327       $ 23,761
     Current maturities of
      long-term debt                         278          364            218
     Accounts payable                     97,790      102,563         48,650
     Accrued expenses and other          118,877      127,956        103,693
                                       ---------    ---------      ---------
        Total current liabilities        217,965      233,210        176,322
   Finance debt                          196,657      164,330              -
   Postretirement health care benefits    63,980       63,570         61,273
   Other long-term liabilities            50,746       44,991         29,939

   Contingencies (Note 5)

   Total shareholders' equity            533,567      494,569        416,303
                                       ---------     --------       --------
                                      $1,062,915   $1,000,670       $683,837
                                      ==========    =========       ========

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                  Three months ended
                                                  March 31,       March 26,
                                                    1996            1995

   Cash flows from operating activities:
      Net income                                  $ 32,994        $ 23,631
      Depreciation and amortization                 12,122           8,949
      Long-term employee benefits                    1,258           2,119
      Other-net                                      1,490             (55)
      Net change in discontinued operations          4,953          (5,328)
      Net change in other current assets and
       current liabilities                         (37,296)        (40,797)
                                                   -------         -------
   Net cash provided by (used in)
    operating activities                            15,521         (11,481)

   Cash flows from investing activities:
      Purchase of property and equipment           (19,884)        (14,018)
      Finance receivables acquired or
       originated                                 (274,435)              -
      Finance receivables collected/sold           216,507               -
      Proceeds from disposition of
       discontinued segment                         23,350               -
      Net change in discontinued operations         (3,338)         (2,234)
      Other - net                                   (7,492)          2,758
                                                  --------         -------
   Net cash used in investing activities           (65,292)        (13,494)

   Cash flows from financing activities:
      Reduction of long-term debt                   (2,146)           (127)
      Net increase (decrease) in notes payable      (1,307)         22,675
      Net increase in finance debt                  32,327               -
      Dividends paid                                (3,899)         (3,048)
      Stock repurchases                                  -         (39,972)
      Issuance of stock under employee
       stock and option plans                       11,134             131
      Net change in discontinued operations         21,777           6,727
                                                  --------        --------
   Net cash provided by (used in)
      financing activities                          57,886         (13,614)
                                                  --------        --------
   Net increase (decrease) in cash and
    cash equivalents                                 8,115         (38,589)

   Cash and cash equivalents:
      At beginning of period                        31,462          57,884
                                                  --------        --------
      At end of period                            $ 39,577        $ 19,295
                                                  ========        ========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 31, 1996 and March 26, 1995, and the results of operations for the three-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   The operations of Holiday Rambler are classified as discontinued operations. As such, certain prior-year balances have been reclassified in order to conform to current-year presentation.

   On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark Financial Services, Inc. (Eaglemark) that it did not already own. The Company has included the results of operations of Eaglemark in its statement of operations for the three months ended March 26, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense. Prior to December 31, 1995, the Company accounted for its investment in Eaglemark using the equity method. The carrying value of its investment in Eaglemark was approximately $9.6 million and is included in other assets at March 26, 1995.

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

   Note 2 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                         March 31,   Dec. 31,      March 26,
   Components at the lower of cost,       1996         1995         1995
      first-in, first-out (FIFO),
      or market:
         Raw material & work-in-
           process                       $ 30,328    $ 32,284       $ 32,438
         Finished goods                    19,236      19,290         31,626
         Parts & accessories               56,023      52,182         56,027
                                         --------     -------      ---------
                                          105,587     103,756        120,091
   Excess of FIFO over LIFO                19,829      19,329         18,134
                                         --------     -------      ---------
   Inventories as reflected in the
      accompanying condensed
      consolidated balance sheets        $ 85,758    $ 84,427       $101,957
                                          =======     =======        =======

   Note 3 - Capital Stock
   The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During the first quarter of 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings.

   Note 4 - Supplemental noncash investing activities
   On March 6, 1996, the Company sold substantially all of the assets of its Holiday Rambler Recreational Vehicles Division to Monaco Coach Corporation ("Monaco"). Total consideration consisted of approximately $23 million in cash, $3 million in preferred stock of Monaco, a $12 million note from a Monaco subsidiary guaranteed by Monaco and assumption by Monaco of certain liabilities of the acquired operations in the approximate amount of $47 million.

   Note 5 - Contingencies
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $5 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years. The reserves established by the Company have not been reduced by potential insurance recoveries and are not discounted. The Company has put certain of its insurance carriers on notice that it intends to make claims relating to the environmental contamination at the Facility. However, the Company is currently unable to determine the probable amount of recovery available, if any, under insurance policies.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations for the Three Months Ended March 31, 1996
                Compared to the Three Months Ended March 26, 1995

   For the quarter ended March 31, 1996, consolidated net sales totaled $371.1 million, a $76.2 million or 25.8% increase over the same period last year. Net income and earnings per share for 1996 were $33.0 million and $.44 on 75.1 million shares outstanding versus $23.6 million and $.31 on 76.1 million shares outstanding in 1995, increases of 39.6% and 41.9%, respectively. All 1995 financial data have been restated to reflect the classification of the Company's Transportation Vehicles segment to that of a discontinued operation, as announced on January 22, 1996. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
       For the Three Month Periods Ended March 31, 1996 and March 26, 1995


                                               Incr
                             1996      1995   (Decr)     %
    Motorcycle units
     (excluding Buell)      30,071   23,651   6,420     27.1%
    Net sales (in
     millions):
      Motorcycles
         (excluding Buell)  $297.0   $224.8   $72.2     32.1%
      Motorcycle Parts and
         Accessories          68.1     65.5     2.6      4.0
      Other                    6.0      4.6     1.4     30.4
        Total Motorcycles
           and Related
           Products         $371.1   $294.9   $76.2     25.8%



   The Motorcycles segment reported record first quarter net sales. Net sales increases were primarily driven by a 27.1% increase in motorcycle unit shipments. The increase in motorcycle unit shipments over the first quarter of 1995 was due to more production days versus the same period last year and higher average daily production rates.

   Sales of Buell motorcycles (which are distributed through select Harley-Davidson dealers) increased to $4.6 million in 1996 as compared to $3.6 million in 1995. (Included in "Other" in the above table.)

   During the first quarter of 1996, motorcycle production averaged 470 units per day. The Company announced that it increased daily motorcycle production to an average of 485 units per day starting the first day of the second quarter.

   Parts and Accessories revenue of $68.1 million was up only $2.6 million or $4.0% compared to the first quarter of 1995. The combined sales of Genuine Motor Parts and Genuine Motor Accessories were up 23.0% compared to last year however, MotorClothes sales were down 23.0%. The Company anticipates that overall Parts and Accessories revenue growth for 1996 will approximate the growth rate in motorcycle unit shipments as the demand for Genuine Motor Parts and Genuine Motor Accessories remains strong. Due to the softening in demand for the MotorClothes product line, the Company expects 1996 MotorClothes sales to be down from 1995.


                                  Gross Profit

   Gross profit increased $25.4 million, or 28.1%, compared to the first quarter of 1995 primarily due to an increase in motorcycle volume. The gross profit margin was 31.2% in 1996 as compared with 30.7% in 1995. The increase in the gross profit percentage was due to a shift in mix from the lower margin Sportster model, a decrease in overtime and a shift in mix from MotorClothes to Genuine Motor Parts.

                               Operating Expenses
       For the Three Month Periods Ended March 31, 1996 and March 26, 1995
                              (Dollars in Millions)


                                                Incr
                              1996     1995    (Decr)     %
   Motorcycles and Related
    Products                   $61.0    $49.9  $11.1     22.2%
   Corporate                     2.5      1.9     .6     31.6
   Total operating
    expenses                   $63.5    $51.8  $11.7     22.6%


   Operating expenses increased $11.7 million, or 22.6%, compared to the first quarter of 1995. The increase was largely related to increased motorcycle volumes and an increase in engineering expenses when compared to the same period last year.

   Operating income from financial services
   The results of operations of the Financial Services segment were $1.7 million and $.7 million in 1996 and 1995, respectively.

   Consolidated income taxes
   The Company's effective income tax rate for the first quarter of 1996 approximated 37.0% compared to 36.7% during the first quarter of 1995.

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

   Environmental
   The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $5 million of net additional costs related to the remediation effort. The Company has established reserves for this amount. See Note 5 of the notes to condensed consolidated financial statements.

   Recurring costs associated with managing hazardous substances and pollution in on-going operations are not material.

   The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/ pollutants during 1996 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.


                         Liquidity and Capital Resources

   During the first quarter, the Company had an increase in cash of approximately $8 million compared to December 31, 1995. The Motorcycles segment generally experiences increases in receivable balances during the first quarter over prior year-end balances due to the annual December shut-downs. The Motorcycles segment's receivable balances also increased as a result of motorcycle volume increases. The results of discontinued operations, including the sale of the Recreational Vehicles Division, had a positive impact on cash flows of approximately $47 million. This was offset by the finance receivable activity which impacted cash flows for the first time since the acquisition of the remaining interest in Eaglemark in November, 1995. The related finance debt increased approximately $32 million as the motorcycle and marine retail activity began their seasonal increase.

   Capital expenditures amounted to $19.9 million and $14.0 million during the first quarter of 1996 and 1995, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri.

   The following are forward looking statements: Due in part to this strategy, the Company anticipates 1996 capital expenditures will approximate $180-$200 million, and the Company currently estimates that 1997 capital expenditures will be in the range of $160-$180 million and 1998 capital expenditures will be in the range of $120-$140 million. The Company currently estimates it will have the capacity to produce at least 117,000 motorcycles in 1996, 125,000-130,000 units in 1997 and 145,000-
   150,000 units in 1998. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

   The Company's ability to reach these production capacity levels will depend upon, among other factors, the Company's ability to (i) continue to realize efficiencies in the utilization of existing facilities through implementation of innovative manufacturing techniques and other means,
   (ii) implement additions and changes to existing facilities and (iii) construct the new manufacturing facility such that it will be operational in 1998. However, there is no assurance that the Company will continue to find means to realize additional efficiencies. In addition, the Company could experience delays in making additions and changes to existing facilities and/or constructing the new manufacturing facility as a result of risks normally associated with the construction and operation of new manufacturing facilities, including unanticipated problems in construction, delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs of the measures the Company intends to take to implement its strategy could also impact adversely the capital expenditure estimates referred to above. Moreover, there is no assurance that the Company will have the ability to sell all of the motorcycles it has the capacity to produce.

   The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $49 million, of which approximately $47 million remained available at March 31, 1996.

   Eaglemark finances its business, without guarantees from the Company, through commercial paper, through revolving credit facilities and by securitizing its retail installment loans. Eaglemark issues short-term commercial paper secured by wholesale finance receivables with maximum issuance available of $155 million of which $142.3 million was outstanding at March 31, 1996. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place two revolving credit facilities totalling $110 million to fund primarily the United States and Canadian retail loan originations of which approximately $56 million was outstanding at March 31, 1996. Borrowings under the facilities are secured by, and limited to a percentage of, eligible receivables ranging from 75% to 95% of the outstanding loan balances. During the first quarter, Eaglemark securitized and sold approximately $59 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects the future growth of Eaglemark will be financed from additional capital contributions from the Company and a continuation of its programs of commercial paper and securitizations.

   The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During the first quarter of 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings of $40 million.

   On February 19, 1996, the Company's Board of Directors declared a cash dividend of $.05 per share payable March 25, 1996 to shareholders of record March 15.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                 March 31, 1996

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 5 to the accompanying condensed consolidated financial statements.


   Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
         10.1  Harley-Davidson Pension Benefit Restoration Plan
         10.2 Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Gray, Hoelter, Teerlink, Werner and Ziemer
         27.1  Financial Data Schedule for March 31, 1996
         27.2  Restated Financial Data Schedule for March 26, 1995

         (b)  Reports on Form 8-K
         The Company filed a current report on Form 8-K dated March 6, 1996 to report under Item 2 the disposition of its Holiday Rambler Recreational Vehicle Division including 10 of its 14 Holiday World Recreational Vehicle Dealerships.

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                 March 31, 1996


                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARLEY-DAVIDSON, INC.





   Date:    May 14, 1996                /s/  James L. Ziemer
                                        James L.  Ziemer
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)



            May 14, 1996                /s/  James M. Brostowitz
                                        James M. Brostowitz
                                        Vice President, Controller
                                        (Principal Accounting Officer) and
                                        Treasurer

                             Exhibit Index





   Exhibit No.    Description

       10.1    Harley-Davidson Benefit Restoration Plan

       10.2 Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, Gelb, Gray, Hoelter, Teerlink, Werner and Ziemer

       27.1    Financial Data Schedule for March 31, 1996

       27.2    Restated Financial Data Schedule for March 26, 1995