Form 10-Q
period 1996-06-30
HARLEY DAVIDSON INC
filed 1996-08-07
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1996
                or
   (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ________________ to ______________


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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of August 2, 1996         75,551,273  Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                      For the Quarter Ended June 30, 1996




                                                                         Page
   Part I.  Financial Information

            Item 1.  Financial Statements

                    Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Balance Sheets                   4

                    Condensed Consolidated Statements of Cash Flows         5

                    Notes to Condensed Consolidated Financial Statements  6-7


            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               8-13



   Part II.  Other Information


            Item 1. Legal Proceedings                                      14

            Item 4. Submission of Items to a Vote of Security Holders      14

            Item 6. Exhibits and Reports on Form 8-K                       14

            Signatures                                                     15

            Exhibit Index                                                  16

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                   Three months ended   Six months ended
                                   June 30,  June 25,   June 30,   June 25,
                                     1996      1995       1996       1995

   Sales                           $392,804   $355,631  $763,855    $650,517
   Cost of goods sold               267,943    245,890   523,217     450,385
                                   --------    -------   -------     -------
   Gross profit                     124,861    109,741   240,638     200,132
   Operating income from
    financial services                1,990      1,001     3,722       1,652
   Selling, administrative and
    engineering expenses            (63,742)   (57,339) (127,226)   (109,124)
                                   --------   --------  --------    --------
   Income from operations            63,109     53,403   117,134      92,660
   Interest income (expense) -
    net                                 835       (281)      430          58
   Other income (expense) - net        (532)      (868)   (1,781)     (2,831)
                                   --------   --------  --------    --------
   Income from continuing
     operations before provision
     for income taxes                63,412     52,254   115,783      89,887
   Provision for income taxes        23,464     19,061    42,841      32,879
                                   --------   --------  --------    --------
   Income from continuing
    operations                       39,948     33,193    72,942      57,008
   Gain from discontinued
    operations, net of tax               -         189        -            4
                                    -------    -------   -------     -------
   Net income                      $ 39,948   $ 33,382  $ 72,942    $ 57,012
                                    =======    =======   =======     =======
   Weighted average common
    shares outstanding               75,475     74,751    75,294      75,379
                                     ======     ======    ======      ======
   Net income per common share:
     Income from continuing
     operations                       $0.53      $0.45     $0.97       $0.76
     Gain from discontinued
     operations, net of tax              -          -         -           -
                                      -----      -----     -----       -----
     Net income                       $0.53      $0.45     $0.97       $0.76
                                      =====      =====     =====       =====
   Cash dividends per share           $0.05      $0.04     $0.10       $0.08
                                      =====      =====     =====       =====

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                         June 30,   Dec. 31,    June 25,
                                          1996        1995       1995
                                        (Unaudited)            (Unaudited)
   Current assets:
      Cash and cash equivalents         $  96,273  $  31,462    $ 64,595
      Accounts receivable, net            159,256    134,210     161,390
      Inventories (Note 2)                 80,316     84,427      83,485
      Notes receivable                     10,689          -           -
      Other current assets                 29,715     30,591      24,393
      Net assets from discontinued
           operations                      15,752     56,548      36,481
                                          -------    -------     -------
         Total current assets             392,001    337,238     370,344
   Finance receivables, net               251,542    213,444           -
   Property, plant and equipment,
    net                                   308,186    284,775     229,325
   Goodwill                                42,029     43,256           -
   Other assets                            84,512     66,949      68,865
   Net assets from discontinued
    operations                             26,105     55,008      56,044
                                        ---------  ---------    --------
                                       $1,104,375 $1,000,670    $724,578
                                        =========  =========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Notes payable                     $   1,006  $   2,327    $  7,892
      Current maturities of
         long-term debt                       191        364         225
      Accounts payable                     96,565    102,563      63,247
      Accrued expenses and other          137,988    127,956     110,187
                                          -------    -------     -------
         Total current liabilities        235,750    233,210     181,551
   Finance debt                           180,089    164,330           -
   Postretirement health care
         benefits                          64,514     63,570      61,960
   Other long-term liabilities             51,006     44,991      33,670

   Contingencies (Note 5)

   Total shareholders' equity             573,016    494,569     447,397
                                        ---------  ---------     -------
                                       $1,104,375 $1,000,670    $724,578
                                        =========  =========     =======

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                  Six months ended
                                                   June 30,     June 25,
                                                    1996         1995

   Cash flows from operating activities:
      Net income                                  $ 72,942      $57,012
      Depreciation and amortization                 25,668       19,237
      Long-term employee benefits                    2,168        2,768
      Other-net                                      3,145           (9)
      Net change in discontinued operations         11,103       17,077
      Net change in other current assets
          and current liabilities                  (23,735)     (20,185)
                                                   -------      -------
   Net cash provided by operating activities        91,291       75,900

   Cash flows from investing activities:
      Purchase of property and equipment           (47,542)     (34,470)
      Finance receivables acquired or
          originated                              (548,530)           -
      Finance receivables collected/sold           517,590            -
      Proceeds from disposition of
          discontinued segment                      24,661            -
      Net change in discontinued operations         (1,207)      (4,498)
      Other - net                                  (13,956)       1,979
                                                   -------     --------
   Net cash used in investing activities           (68,984)     (36,989)

   Cash flows from financing activities:
      Reduction of long-term debt                     (173)        (233)
      Net increase (decrease) in notes
          payable                                   (1,321)       6,806
      Net increase in finance debt                  15,759            -
      Dividends paid                                (7,806)      (6,068)
      Stock repurchases                                  -      (39,972)
      Issuance of stock under employee
          stock and option plans                    14,592        1,485
      Net change in discontinued operations         21,453        5,782
                                                  --------      -------
   Net cash provided by (used in)
          financing activities                      42,504      (32,200)
                                                  --------      -------
   Net increase in cash and cash equivalents        64,811        6,711

   Cash and cash equivalents:
         At beginning of period                     31,462       57,884
                                                  --------      -------
         At end of period                         $ 96,273      $64,595
                                                  ========      =======

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 30, 1996 and June 25, 1995, and the results of operations for the three- and six-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   The operations of Holiday Rambler are classified as discontinued operations. As such, certain prior-year balances have been reclassified in order to conform to current-year presentation.

   On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark Financial Services, Inc. (Eaglemark) that it did not already own. The Company has included the results of operations of Eaglemark in its statement of operations for the six months ended June 25, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense. Prior to December 31, 1995, the Company accounted for its investment in Eaglemark using the equity method. The carrying value of its investment in Eaglemark was approximately $9.8 million and is included in other assets at June 25, 1995.

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

   Note 2 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):


                                       June 30,   Dec. 31,   June 25,
                                         1996       1995       1995
   Components at the lower of cost,
     first-in, first-out (FIFO),
     or market:
        Raw material & work-in-process  $ 28,458  $ 32,284  $ 27,696
        Finished goods                    18,492    19,290    24,497
        Parts & accessories               54,195    52,182    50,180
                                        --------   -------   -------
                                         101,145   103,756   102,373
   Excess of FIFO over LIFO               20,829    19,329    18,888
                                        --------   -------   -------
   Inventories as reflected in
     the accompanying condensed
     consolidated balance sheets        $ 80,316  $ 84,427  $ 83,485
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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations for the Three Months Ended June 30, 1996
                Compared to the Three Months Ended June 25, 1995

   For the quarter ended June 30, 1996, consolidated net sales totaled $392.8 million, a $37.2 million or 10.5% increase over the same period last year. Net income and earnings per share for 1996 were $39.9 million and $.53 on
   75.5 million shares outstanding versus $33.4 million and $.45 on 74.8 million shares outstanding in 1995, increases of 19.7% and 17.8%, respectively. All 1995 financial data have been restated to reflect the classification of the Company's Transportation Vehicles segment to that of a discontinued operation, as announced on January 22, 1996. Certain 1995 balances have also been reclassified to reflect the acquisition of substantially all of the remainder of Eaglemark Financial Services. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.


                     Motorcycle Unit Shipments and Net Sales
        For the Three-Month Periods Ended June 30, 1996 and June 25, 1995

                                                        Incr
                                    1996      1995     (Decr)      %
    Motorcycle units (excluding
     Buell)                         30,852    28,167     2,685      9.5%

    Net sales (in millions):

      Motorcycles (excluding
         Buell)                     $305.2    $274.8     $30.4     11.1%
      Motorcycle Parts and
         Accessories                  77.8      75.1       2.7      3.6

      Other                            9.8       5.7       4.1     71.9

         Total Motorcycles and
             Related Products       $392.8    $355.6     $37.2     10.5%


   The Motorcycles segment reported record second quarter net sales primarily driven by a 9.5% increase in motorcycle unit shipments. The increase in motorcycle unit shipments over the second quarter of 1995 was due to higher average daily production rates. During the second quarter of 1996, motorcycle production averaged 485 units per day versus 430 units per day in the same period last year. The Company announced that it expects daily motorcycle production to average approximately 490 units per day for the third quarter.

   Second quarter 1996 revenue from the Company's foreign subsidiaries was negatively impacted by the strengthening of the U.S. dollar, resulting in motorcycle and Parts and Accessories revenue decreases totaling approximately $7.3 million and $1.1 million, respectively, from the year-ago quarter. The potential negative effect on earnings was largely offset by the favorable impact of foreign exchange rates on foreign subsidiary operating expenses and foreign currency hedging programs.

   Sales of Buell motorcycles (which are distributed through select Harley-Davidson dealers) increased to $8.1 million in 1996 as compared to $4.1 million in 1995. (Included in "Other" in the above table.)

   Parts and Accessories revenue of $77.8 million was up only $2.7 million or $3.6% compared to the second quarter of 1995. The combined sales of Genuine Motor Parts and Genuine Motor Accessories totaled $59.3 million, a $3.8 million or 6.8% increase compared to last year; however, MotorClothes clothing and collectibles sales of $18.5 million were down $1.1 million or 5.4%. The Company anticipates that overall Parts and Accessories revenue growth for 1996 will approximate the growth rate in motorcycle unit shipments. The Company expects 1996 MotorClothes clothing and collectibles sales to be down from 1995. Some changes are being introduced in the third quarter at the annual dealer meeting to spur the MotorClothes clothing and collectibles business. These include altered product offerings and price points as well as increased retail promotions.

                                  Gross Profit

   Gross profit increased $15.1 million, or 13.8%, compared to the second quarter of 1995 primarily due to an increase in motorcycle volume. The gross profit margin was 31.8% in 1996 as compared with 30.9% in 1995. The increase in the gross profit percentage was due primarily to a shift in mix from the entry level Sportster models to the higher-margin custom models and from MotorClothes clothing and collectibles to Genuine Motor Accessories.


                               Operating Expenses
        For the Three-Month Periods Ended June 30, 1996 and June 25, 1995
                              (Dollars in Millions)


                                                     Incr
                                1996      1995      (Decr)        %
   Motorcycles and Related
     Products                   $61.7     $56.0      $5.7       10.2%

   Corporate                      2.0       1.3        .7       52.4

   Total operating
     expenses                   $63.7     $57.3      $6.4       11.1%


   Operating expenses increased $6.4 million, or 11.1%, compared to the second quarter of 1995. The increase was largely related to increased motorcycle volumes and increases in engineering and advertising and promotion expenses when compared to the same period last year.

   Operating income from financial services
   The operating income of the Financial Services (Eaglemark Financial Services) segment was $2.0 million and $1.0 million in 1996 and 1995, respectively. This increase was primarily due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables.

   Consolidated income taxes
   The Company's effective income tax rate for the second quarter of 1996 approximated 37.0% compared to 36.5% during the second quarter of 1995.


          Results of Operations for the Six Months Ended June 30, 1996
                 Compared to the Six Months Ended June 25, 1995


   For the six month period ended June 30, 1996, the Company recorded net sales of $763.9 million, a $113.4 million or 17.4% increase over the same period last year. Net income and earnings per share were $72.9 million and $.97 on 75.3 million shares outstanding versus $57.0 million and $.76 on 75.4 million shares, increases of 27.9% and 27.6%, respectively. All 1995 financial data have been restated to reflect the reclassification of the Company's Transportation Vehicles segment to that of a discontinued operation. Certain 1995 balances have also been reclassified to reflect the acquisition of substantially all of the remainder of Eaglemark Financial Services.

                     Motorcycle Unit Shipments and Net Sales
         For the Six-Month Periods Ended June 30, 1996 and June 25, 1995


                                                             Incr
                                     1996        1995        (Decr)       %
    Motorcycle units
     (excluding Buell)              60,923       51,818       9,105    17.6%

    Net sales (in millions):

      Motorcycles (excluding
         Buell)                     $602.2       $499.6      $102.6    20.5%
      Motorcycle Parts and
         Accessories                 145.9        140.6         5.3     3.8

      Other                           15.8         10.3         5.5    53.4

        Total Motorcycles
         and Related Products       $763.9       $650.5      $113.4    17.4%


   The 17.4% increase in revenue was primarily attributable to additional motorcycle unit shipments as worldwide demand for the Company's motorcycles continues to exceed supply. The most recent information available (through May) indicates a U.S. heavyweight (751cc+) market share of 54.3% compared to 54.4% for the same period in 1995. European data (through May) shows the Company with a 9.0% share of the heavyweight market, down from 10.0% for the same period in 1995.

   Sales of Buell motorcycles (which are distributed to select Harley-Davidson dealers) contributed approximately $5 million of additional revenues in the first six months of 1996 as compared to the same period in 1995. (Included in "Other" in the above table.)

   Overall, net sales of the Parts and Accessories business increased 3.8% compared to the first six months of 1995. The combination of Genuine Motor Parts and Genuine Motor Accessories increased $12.6 million or 13.4% while MotorClothes clothing and collectibles was down $7.3 million or 16.0%.

                                  Gross Profit

   Gross profit for the first six months of 1996 totaled $240.6 million, an increase of $40.5 million (20.2%) over the same period in 1995. The gross profit percentage was 31.5% in 1996 as compared with 30.8% for the first six months of 1995. A shift in mix away from the lower-margin Sportster models to the higher-margin custom models and from MotorClothes clothing and collectibles to Genuine Motor Parts and Genuine Motor Accessories contributed to the increase.

                               Operating Expenses
         For the Six-Month Periods Ended June 30, 1996 and June 25, 1995
                              (Dollars in Millions)

                                                    Incr
                                  1996      1995   (Decr)     %

  Motorcycles and Related
     Products                    $122.7    $105.9   $16.8    15.9%

  Corporate                         4.5       3.2     1.3    40.9

     Total operating expenses    $127.2    $109.1   $18.1    16.6%


   Operating expenses of $127.2 million for the first six months of 1996 increased $18.1 million (16.6%) compared to the first six months of 1995. The increase was largely related to increased motorcycle volumes, as well as increases in warranty, engineering and information systems expenses.

   Operating income from financial services
   The operating income of the Financial Services segment was $3.7 million and $1.7 million in 1996 and 1995, respectively. This increase was primarily due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables.

   Consolidated income taxes
   The Company's effective income tax rate approximated 37.0% in the first six months of 1996 compared to 36.6% in the same period in 1995.

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

   The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 1996 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.

   Liquidity and Capital Resources as of June 30, 1996
   The Company generated $91.3 million of cash from operating activities during the first six months of 1996 compared to $75.9 million in the same period in 1995. Net income contributed $15.9 million of the increase in cash from operating activities. The Motorcycles segment's receivable balances increased 18.7% compared to December 31, 1995 as a result of motorcycle volume increases, the annual shutdown during the last week of December and heavy shipments in the last two weeks of June reflecting the end of the 1996 model year. The results of discontinued operations, including the sale of the Recreational Vehicles Division, had a positive impact on total cash flows of approximately $56 million. This was partially offset by the Financial Services segment's activity which negatively impacted cash flow by approximately $15 million.

   Capital expenditures amounted to $47.5 million and $34.5 million during the first six months of 1996 and 1995, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri. During the second quarter, the Company signed an agreement to purchase a manufacturing facility in Menomonee Falls, Wisconsin to expand its powertrain operations; broke ground on the manufacturing facility in Kansas City; began construction of a 250,000 square foot Distribution Center in Franklin, Wisconsin; and announced a 15,000 square foot expansion of its fiberglass facility in Tomahawk, Wisconsin.

   The following are forward looking statements: Due in part to this long-term manufacturing strategy, the Company anticipates 1996 capital expenditures will approximate $180-$200 million, and the Company currently estimates that 1997 capital expenditures will be in the range of $180-$200 million and 1998 capital expenditures will be in the range of $120-$140 million. The Company currently estimates it will have the capacity to produce at least 118,000 motorcycles in 1996, 125,000-130,000 units in 1997 and 145,000-150,000 units in 1998. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

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

   The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $49 million, of which approximately $44 million remained available at June 30, 1996.

   Eaglemark finances its business, without guarantees from the Company, through commercial paper, through revolving credit facilities and by securitizing its retail installment loans. Eaglemark issues short-term commercial paper secured by either wholesale or retail motorcycle finance receivables with maximum issuance available of $225 million of which $103.2 million was outstanding at June 30, 1996. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place an $80 million revolving credit facility to fund primarily the United States and Canadian retail loan originations of which approximately $76.9 million was outstanding at June 30, 1996. Borrowings under the facility are secured by, and limited to a percentage of, eligible receivables ranging from 75% to 95% of the outstanding loan balances. During the second quarter, Eaglemark securitized and sold approximately $79.9 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects the future growth of Eaglemark will be financed from additional capital contributions from the Company and a continuation of its programs of commercial paper and securitizations.

   The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During the first quarter of 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings of $40 million.

   The Company's Board of Directors declared two cash dividends during the first six months of 1996 including, most recently, a $.05 per share cash dividend declared on May 4, 1996 payable June 24, 1996 to shareholders of record June 14.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  June 30, 1996

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

   See footnote 5 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.

   Item 4.  Submission of Items to a Vote of Security Holders

           (a) The Company's Annual Meeting of Shareholders was held on May 4, 1996.

           (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 1999 by the vote indicated:
                                                                  Shares
                                                  Shares Voted  Withholding
                                                  in Favor of    Authority
                 Richard J. Hermon-Taylor          65,300,497     685,053
                 Sara L. Levinson                  65,593,636     391,914
                 Richard F. Teerlink               65,577,909     407,641

           (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.



                                                 Shares Voted
                                              For        Against  Abstained

   Ratification of Ernst & Young LLP
    as the Company's independent auditors   65,673,649   119,629    192,272

               There were no broker non-votes with respect to the foregoing matters.

   Item 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
             27.1    Financial Data Schedule for June 30, 1996
             27.2    Restated Financial Data Schedule for June 25, 1995

             (b)  Reports on Form 8-K
             None

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                  June 30, 1996

                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARLEY-DAVIDSON, INC.



   Date:    8/7/96                      by: /s/  James L. Ziemer
                                        James L. Ziemer
                                        Vice President and Chief Financial
                                        Officer (Principal Financial
                                        Officer)


            8/7/96                      by: /s/  James M. Brostowitz
                                        James M. Brostowitz
                                        Vice President, Controller
                                        (Principal Accounting Officer) and
                                        Treasurer

                                  Exhibit Index



   Exhibit No.    Description                                            Page


       27.1       Financial Data Schedule for June 30, 1996               17
       27.2       Restated Financial Data Schedule for June 25, 1995      18