Form 10-Q
period 1996-09-29
HARLEY DAVIDSON INC
filed 1996-11-13
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended September 29, 1996
                or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

             For the transition period from __________ to ____________


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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of November 1, 1996         75,624,357  Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                   For the Quarter Ended September 29, 1996




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

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                                                        Harley-Davidson, Inc.
                                             Condensed Consolidated Statements of Income
                                                             (Unaudited)
                                              (In thousands, except per share amounts)


                                                  Three months ended
                                                                             Nine months ended
                                               Sept. 29,    Sept. 24,       Sept. 29,    Sept. 24,
                                                 1996         1995            1996         1995

   Sales                                       $385,843      $327,096     $1,149,698      $977,613
   Cost of goods sold                           265,375       230,317        788,592       680,702
                                               --------       -------      ---------       -------
   Gross profit                                 120,468        96,779        361,106       296,911
   Operating income from financial
    services                                      1,277           771          4,999         2,423
   Selling, administrative and
    engineering expenses                        (71,290)      (60,568)      (198,516)     (169,692)
                                                -------       -------      ---------      --------
   Income from operations                        50,455        36,982        167,589       129,642
   Interest income - net                          1,251           858          1,681           916
   Other income (expense) - net                     980            19           (801)       (2,812)
                                                -------      --------      ---------      --------
   Income from continuing operations
     before provision for income taxes           52,686        37,859        168,469       127,746
   Provision for income taxes                    19,482        14,416         62,323        47,295
                                                -------      --------      ---------      --------
   Income from continuing operations             33,204        23,443        106,146        80,451
   Gain from discontinued operations,
    net of tax                                        -           247              -           251
                                                -------      --------      ---------      --------
   Net income                                  $ 33,204      $ 23,690     $  106,146      $ 80,702
                                                =======      ========      =========      ========
   Weighted average common shares
    outstanding                                  75,555        74,776         75,381        75,173
                                                =======      ========      =========      ========
   Net income per common share:
     Income from continuing operations            $0.44         $0.32          $1.41         $1.07
     Gain from discontinued operations,
         net of tax                                   -             -              -             -
                                                -------      --------       --------      --------
     Net income                                   $0.44         $0.32          $1.41         $1.07
                                                =======      ========      =========      ========
   Cash dividends per share                       $0.06         $0.05          $0.16         $0.13
                                                =======      ========      =========      ========

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                       Sept. 29,     Dec. 31,      Sept. 24,
                                         1996          1995          1995

   (Unaudited)                                     (Unaudited)
   Current assets:
      Cash and cash equivalents      $   114,046  $    31,462       $ 47,796
      Accounts receivable, net           176,622      134,210        164,826
      Inventories (Note 2)                91,480       84,427         98,973
      Other current assets                32,230       30,591         25,350
      Net assets from discontinued
       operations                         11,830       56,548         43,424
                                       ---------    ---------       --------
         Total current assets            426,208      337,238        380,369
   Finance receivables, net              312,329      213,444              -
   Property, plant and equipment,
    net                                  330,567      284,775        251,578
   Goodwill                               41,454       43,256              -
   Other assets                           85,573       66,949         74,805
   Net assets from discontinued
    operations                            25,400       55,008         57,746
                                       ---------    ---------      ---------
                                      $1,221,531   $1,000,670       $764,498
                                       =========    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Notes payable                 $        837  $     2,327      $   3,762
      Current maturities of
         long-term debt                      109          364            269
      Accounts payable                   107,455      102,563         87,313
      Accrued expenses and other         150,286      127,956        103,330
                                       ---------    ---------       --------
         Total current liabilities       258,687      233,210        194,674
   Finance debt                          243,648      164,330              -
   Postretirement health care
    benefits                              64,957       63,570         62,768
   Other long-term liabilities            50,637       44,991         40,780

   Contingencies (Note 5)

   Total shareholders' equity            603,602      494,569        466,276
                                       ---------    ---------       --------
                                      $1,221,531   $1,000,670       $764,498
                                       =========    =========       ========

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                    Nine months ended
                                                  Sept. 29,    Sept. 24,
                                                    1996         1995

   Cash flows from operating activities:
      Net income                                 $ 106,146      $80,702
      Depreciation and amortization                 39,464       28,935
      Long-term employee benefits                    2,984        3,944
      Other-net                                      5,155          647
      Net change in discontinued operations         16,321       15,972
      Net change in other current assets and
          current liabilities                      (31,196)     (40,713)
                                                  --------     --------
   Net cash provided by operating activities       138,874       89,487

   Cash flows from investing activities:
      Purchase of property and equipment           (84,398)     (66,234)
      Finance receivables acquired or
         originated                               (816,578)           -
      Finance receivables collected/sold           723,788            -
      Proceeds from disposition of
         discontinued segment                       35,350            -
      Net change in discontinued operations         (1,779)      (7,377)
      Other - net                                  (15,615)         989
                                                  --------     --------
   Net cash used in investing activities          (159,232)     (72,622)

   Cash flows from financing activities:
      Reduction of long-term debt                     (255)        (912)
      Net increase (decrease) in notes payable      (1,490)       2,676
      Net increase in finance debt                  79,318            -
      Dividends paid                               (12,472)      (9,784)
      Stock repurchases                                  -      (39,972)
      Issuance of stock under employee
         stock and option plans                     16,407        2,062
      Net change in discontinued operations         21,434        1,121
                                                 ---------    ---------
   Net cash provided by (used in) financing
         activities                                102,942      (44,809)
                                                 ---------    ---------
   Net increase (decrease) in cash and
         cash equivalents                           82,584      (27,944)

   Cash and cash equivalents:
         At beginning of period                     31,462       75,740
                                                 ---------      -------
         At end of period                        $ 114,046      $47,796
                                                 =========      =======

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 29, 1996 and September 24, 1995, and the results of operations for the three- and nine-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

   The operations of Holiday Rambler are classified as discontinued operations. As such, certain prior-year balances have been reclassified in order to conform to current-year presentation.

   On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark Financial Services, Inc. (Eaglemark) that it did not already own. The Company has included the results of operations of Eaglemark in its statement of income for the nine months ended September 24, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense. Prior to December 31, 1995, the Company accounted for its investment in Eaglemark using the equity method. The carrying value of its investment in Eaglemark was approximately $9.8 million and is included in other assets at September 24, 1995.

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

   Note 2 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                       Sept. 29,    Dec. 31, Sept. 24,
                                          1996        1995      1995
   Components at the lower of cost,
    first-in, first-out (FIFO), or
    market:
        Raw material & work-in-process   $ 29,887   $ 32,284   $ 33,238
        Finished goods                     27,874     19,290     29,126
        Parts & accessories                55,298     52,182     56,248
                                          -------    -------    -------
                                          113,059    103,756    118,612
   Excess of FIFO over LIFO                21,579     19,329     19,639
                                          -------    -------    -------
   Inventories as reflected in
    the accompanying condensed
    consolidated balance sheets          $ 91,480   $ 84,427   $ 98,973
                                          =======    =======    =======

   Note 3 - Capital Stock
   The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During the first quarter of 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings. As a result, the Company has 2,350,000 million shares available to repurchase under this authorization.

   Note 4 - Supplemental noncash investing activities
   On March 6, 1996, the Company sold substantially all of the assets of its Holiday Rambler Recreational Vehicles Division to Monaco Coach Corporation ("Monaco"). Total consideration consisted of approximately $23 million in cash, $3 million in preferred stock of Monaco, a $12 million note from a Monaco subsidiary guaranteed by Monaco and assumption by Monaco of certain liabilities of the acquired operations in the approximate amount of $47 million. The note was paid in full during the third quarter of 1996.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition to those statements specifically identified as forward looking statements, statements that state the Company "expects," "plans," "anticipates," or "estimates" are forward looking statements. Actual results might differ materially from those projected in such forward looking statements. Actual results might be adversely affected by, among other things, the factors identified on page 14 of this quarterly report.

       Results of Operations for the Three Months Ended September 29, 1996
              Compared to the Three Months Ended September 24, 1995

   For the quarter ended September 29, 1996, consolidated net sales totaled $385.8 million, a $58.7 million or 18.0% increase over the same period last year. Net income and earnings per share for 1996 were $33.2 million and $.44 on 75.6 million shares outstanding versus $23.7 million and $.32 on 74.8 million shares outstanding in 1995, increases of 40.1% and 37.5%, respectively. All 1995 financial data have been restated to reflect the classification of the Company's Transportation Vehicles segment to that of a discontinued operation, as announced on January 22, 1996. Certain 1995 balances have also been reclassified to reflect the acquisition of substantially all of the stock of Eaglemark Financial Services not previously owned by the Company. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
              For the Three-Month Periods Ended September 29, 1996
                              and September 24, 1995


                                                     Incr
                                  1996      1995    (Decr)      %
    Motorcycle units
      (excluding Buell)           28,013    25,012    3,001     12.0%

    Net sales (in millions):

      Motorcycles (excluding
       Buell)                     $285.9    $247.3    $38.6     15.6%

      Motorcycle Parts and
       Accessories                  90.5      75.9     14.6     19.3

      Other                          9.4       3.9      5.5    141.0

      Total Motorcycles
       and Related Products       $385.8    $327.1    $58.7     18.0%



   The Motorcycles segment reported record third quarter net sales driven by a 12.0% increase in motorcycle unit shipments and a 19.3% increase in Parts and Accessories. The increase in motorcycle unit shipments over the third quarter of 1995 was due to higher average daily production rates. During the third quarter of 1996, motorcycle production averaged 490 units per day versus 430 units per day in the same period last year. The Company announced that it expects daily motorcycle production to average approximately 510 units per day in the fourth quarter.

   Third quarter 1996 revenue from the Company's foreign subsidiaries was negatively impacted by the strengthening of the U.S. dollar, resulting in revenue decreases totaling approximately $4 million from the year-ago quarter. The potential negative effect on earnings was largely offset by the favorable impact of foreign exchange rates on foreign subsidiary operating expenses and foreign currency hedging programs.

   Sales of Buell motorcycles (which are distributed in the U.S. and Japan through select Harley-Davidson dealers) increased to $7.4 million (846 units) in 1996 as compared to $2.5 million (222 units) in 1995. (Included in "Other" in the above table.) Buell motorcycles were introduced in the Japan market during the second quarter of 1996. Introduction into the European market is planned during the first quarter of 1997.

   The Company experienced a build-up of inventory (approximately 900 units) at its wholly owned French and German distributors primarily due to pricing disparities. In September, the Company adjusted prices in each European market to move toward more consistent country-to-country pricing and anticipates it will spend approximately $1.5 million on market specific promotions in the fourth quarter of 1996. The Company has adjusted the U.S. allocation of 1997 model year motorcycles to 72% of total production, up from 70% in previous years, to take advantage of the European inventory build-up to shorten the wait that many of its U.S. customers have to endure.

   Parts and Accessories revenue of $90.5 million increased $14.6 million or 19.3% compared to the third quarter of 1995. The combined sales of Genuine Motor Parts and Genuine Motor Accessories totaled $61.9 million, a $10.5 million or 20.4% increase compared to last year. MotorClothes clothing and collectibles sales totaled $28.6 million, a $4.2 million or 17.1% increase. These increases are a result of well executed product introductions, improved product delivery and shipping seasonal MotorClothes products earlier than in previous years. The new product offerings and price points introduced in the third quarter were well received. The third quarter of 1995 was hindered by a decline in demand for MotorClothes clothing and collectibles and backorder delays on Genuine Motor Parts and Genuine Motor Accessories.

   A comparison of Parts and Accessories sales for the fourth quarter of 1996 to the same period in 1995 will be unfavorable since the 1995 fourth quarter was favorably impacted by the reduction of the unusually high backlog carried over from the third quarter of 1995 and by four fewer shipping days in the fourth quarter of 1996. However, the Company anticipates that long-term Parts and Accessories revenue growth will approximate the growth rate in motorcycle unit shipments.

                                  Gross Profit

   Gross profit increased $23.7 million, or 24.5%, compared to the third quarter of 1995 primarily due to an increase in motorcycle volume. The gross profit margin was 31.2% in 1996 as compared with 29.6% in 1995. The increase in the gross profit percentage was due primarily to a shift in mix from the entry level Sportster models to the higher-margin custom models. In addition, the annual model year change-over was the smoothest in recent memory and overtime was considerably lower than in the third quarter of 1995.


                               Operating Expenses
              For the Three-Month Periods Ended September 29, 1996
                              and September 24, 1995
                              (Dollars in Millions)

                                                Incr
                             1996     1995     (Decr)      %
   Motorcycles and
    Related Products          $69.6    $58.4   $ 11.2      19.3%

   Corporate                    1.7      2.2     (0.5)    (24.2)

   Total operating
    expenses                  $71.3    $60.6    $10.7      17.7%


   Operating expenses increased $10.7 million, or 17.7%, compared to the third quarter of 1995. An early retirement program in connection with the new Parts and Accessories Distribution Center resulted in a charge of $2.5 million in the third quarter of 1996. A product recall on fuel valves resulted in a $1.1 million charge in 1996 for estimated repair costs. The remaining increase was related to increased motorcycle volumes and increases in engineering and information services expenses when compared to the same period last year.

   Operating income from financial services
   The operating income of the Financial Services (Eaglemark Financial Services) segment was $1.3 million and $.8 million in 1996 and 1995, respectively. This increase was primarily due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables.

   Capitalized interest
   The Company capitalized approximately $900,000 of interest during the third quarter of 1996 in connection with its manufacturing expansion initiatives. The Company anticipates approximately $1 million of capitalized interest will be incurred in the fourth quarter of 1996.


       Results of Operations for the Nine Months Ended September 29, 1996
              Compared to the Nine Months Ended September 24, 1995

   For the nine month period ended September 29, 1996, the Company recorded net sales of $1.2 billion, a $172.1 million or 17.6% increase over the same period last year. Net income and earnings per share were $106.1 million and $1.41 on 75.4 million shares outstanding versus $80.7 million and $1.07 on 75.2 million shares, increases of 31.5% and 31.8%, respectively. All 1995 financial data have been restated to reflect the reclassification of the Company's Transportation Vehicles segment to that of a discontinued operation. Certain 1995 balances have also been reclassified to reflect the acquisition of substantially all of the stock of Eaglemark Financial Services not previously owned by the Company.

                     Motorcycle Unit Shipments and Net Sales
   For the Nine-Month Periods Ended September 29, 1996 and September 24, 1995


                                                     Incr
                                 1996      1995     (Decr)     %
    Motorcycle units
     (excluding Buell)            88,936   76,830    12,106   15.8%

    Net sales (in
     millions):

      Motorcycles
      (excluding Buell)           $888.0   $747.0    $141.0   18.9%
      Motorcycle Parts and
      Accessories                  236.4    216.5      19.9    9.2

      Other                         25.3     14.1      11.2   79.4

        Total Motorcycles
          and Related
          Products              $1,149.7   $977.6    $172.1   17.6%

   The 17.6% increase in revenue was primarily attributable to additional motorcycle unit shipments as worldwide demand for the Company's motorcycles continues to exceed supply. The most recent information available (through August) indicates a U.S. heavyweight (751cc+) market share of 51.4% compared to 52.3% for the same period in 1995. This same market has grown at a 15.3% rate year-to-date. European data (through August) shows the Company with a 9.2% share of the heavyweight market, down from 10.6% for the same period in 1995. The European market (751cc+) has grown at a 13.3% rate year-to-date, while retail registrations for the Company's motorcycles are about the same as last year. While our year-to-date shipments in most European markets are up compared to last year, our shipments to Germany and France, which are two of our larger markets, are down, resulting in a 6.9% year-over-year increase in total European shipments.

   The Company experienced a build-up of inventory at its wholly owned French and German distributors primarily due to pricing disparities. In September, the Company adjusted prices in each European market to move toward more consistent country-to-country pricing and anticipates it will spend approximately $1.5 million on market specific promotions in the fourth quarter of 1996. The Company has adjusted the U.S. allocation of 1997 model year motorcycles to 72% of total production, up from 70% in previous years, to take advantage of the European inventory build-up to shorten the wait that many of its U.S. customers have to endure.

   Sales of Buell motorcycles (which are distributed in the U.S. and Japan through select Harley-Davidson dealers) contributed approximately $10 million of additional revenues in the first nine months of 1996 as compared to the same period in 1995. (Included in "Other" in the above table.)

   Overall, net sales of the Parts and Accessories business increased 9.2% compared to the first nine months of 1995. The combination of Genuine Motor Parts and Genuine Motor Accessories increased $23.1 million or 15.9% while MotorClothes clothing and collectibles was down $3.2 million or 4.4%.

                                  Gross Profit
   Gross profit for the first nine months of 1996 totaled $361.1 million, an increase of $64.2 million (21.6%) over the same period in 1995. The gross profit percentage was 31.4% in 1996 as compared with 30.4% for the first nine months of 1995. A shift in mix away from the lower-margin Sportster models to the higher-margin custom models and from MotorClothes clothing and collectibles to Genuine Motor Parts and Genuine Motor Accessories contributed to the increase.

                               Operating Expenses
   For the Nine-Month Periods Ended September 29, 1996 and September 24, 1995
                              (Dollars in Millions)


                                                        Incr
                                 1996        1995      (Decr)       %
   Motorcycles and Related
    Products                       $192.3     $164.3    $28.0        17.1%

   Corporate                          6.2        5.4       .8        14.3

     Total operating
      expenses                     $198.5     $169.7    $28.8        17.0%

   Operating expenses of $198.5 million for the first nine months of 1996 increased $28.8 million (17.0%) compared to the first nine months of 1995. The increase was largely related to increased motorcycle volumes, as well as increases in warranty, engineering, and information systems expenses. An early retirement program in connection with the new Parts and Accessories Distribution Center resulted in a charge of $2.5 million in the third quarter of 1996.

   Operating income from financial services
   The operating income of the Financial Services segment was $5.0 million and $2.4 million in 1996 and 1995, respectively. This increase was primarily due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables.

   Consolidated income taxes
   The Company's effective income tax rate approximated 37.0% in the first nine months of 1996 and 1995.

   Discontinued operations
   The operations for the Transportation Vehicles segment have been classified as discontinued operations. The sale of the Recreational Vehicles division and ten of the fourteen Holiday World stores was completed in the first quarter of 1996. The disposition of the remaining businesses (Commercial Vehicles division and B&B Molders) is expected to be finalized during 1996. The Company does not anticipate a loss on the discontinuance of the Transportation Vehicles segment.

   Environmental
   The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $5 million of net additional costs related to the remediation effort. The Company has established reserves for this amount. There is no assurance that actual remediation costs to the Company will not exceed the Company's current estimate of such costs. While the Company believes that its current estimate of remediation costs is reasonable, this estimate is based on preliminary information and is subject to revision as the ongoing remediation effort moves forward. See Note 5 of the notes to condensed consolidated financial statements.

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

   Liquidity and Capital Resources as of September 29, 1996
   The Company generated $138.9 million of cash from operating activities during the first nine months of 1996 compared to $89.5 million in the same period in 1995. Net income adjusted for depreciation contributed $36.0 million of the increase in cash from operating activities. The Motorcycles segment's receivable balance at September 29, 1996 increased $42.4 million compared to December 31, 1995 ($48.6 million at September 24, 1995 compared to December 31, 1994) as a result of motorcycle volume increases and the end of the year has traditionally lower receivables due to the annual shutdown during the last week of December. The results of discontinued operations, especially the sale of the Recreational Vehicles Division, had a positive impact on total cash flows of approximately $56 million. This was partially offset by the Financial Services segment's activity which negatively impacted cash flow by approximately $15 million.

   Capital expenditures amounted to $84.4 million and $66.2 million during the first nine months of 1996 and 1995, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri.

   The fourth quarter is expected to have heavy capital spending as evidenced by the month of October in which the Company incurred approximately $36 million in capital expenditures for continued construction on its manufacturing facility in Kansas City, the purchase of a manufacturing facility in Menomonee Falls, Wisconsin to expand its powertrain operations and manufacturing expansion initiatives at its other facilities.

   The following are forward looking statements: Due in part to this long-term manufacturing strategy, the Company anticipates 1996 capital expenditures will approximate $170-$190 million, and the Company currently estimates that 1997 capital expenditures will be in the range of $180-$210 million and 1998 capital expenditures will be in the range of $120-$140 million. To the extent that 1996 spending levels are lower than currently anticipated, planned 1997 expenditures will be correspondingly higher.
   The Company currently estimates it will have the capacity to produce at least 118,000 motorcycles in 1996, 127,000-130,000 units in 1997 and
   145,000-150,000 units in 1998. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

   The Company's ability to reach these production capacity levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases to its existing facilities and (iii) successfully construct and open the new manufacturing facility such that it will be fully operational in 1998. However, there is no assurance that the Company will continue to find means to realize additional efficiencies. In addition, the Company could experience delays in making additions and changes to existing facilities and/or constructing the new manufacturing facility as a result of risks normally associated with the construction and operation of new manufacturing facilities, including unanticipated problems in construction, delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs of the measures the Company intends to take to implement its strategy could also impact adversely the capital expenditure estimates referred to above. Moreover, there is no assurance that the Company will have the ability to sell all of the motorcycles it has the capacity to produce.

   The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $49 million, of which approximately $39 million remained available at September 29, 1996.

   Eaglemark finances its business through commercial paper, through revolving credit facilities and by securitizing its retail installment loans. Eaglemark issues short-term commercial paper secured by either wholesale or retail motorcycle finance receivables with maximum issuance available of $225 million of which $145.5 million was outstanding at September 29, 1996. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place a $120 million revolving credit facility to fund primarily the United States and Canadian retail loan originations of which approximately $101.6 million was outstanding at September 29, 1996. Borrowings under the facility are secured by, and limited to, a percentage of eligible receivables ranging from 75% to 95% of the outstanding loan balances. The Company expects the future growth of Eaglemark will be financed from additional capital contributions from the Company and a continuation of its programs of commercial paper and securitizations.

   The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During the first quarter of 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings of $40 million. As a result, the Company has 2,350,000 million shares available to repurchase under this authorization.

   The Company's Board of Directors declared three cash dividends during the first nine months of 1996 including, most recently, a $.06 per share cash dividend declared on August 28, 1996 payable September 26, 1996 to shareholders of record September 16 (a 20% increase over the prior dividend).

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 29, 1996

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

   See footnote 5 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.


   Item 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
             27.1    Financial Data Schedule for September 29, 1996
             27.2    Restated Financial Data Schedule for September 24, 1995

             (b)  Reports on Form 8-K
             None

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.

                                   Form 10-Q

                               September 29, 1996


                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HARLEY-DAVIDSON, INC.



   Date:  11/12/96                         by: /s/  James L. Ziemer
                                           James L.  Ziemer
                                           Vice President and Chief Financial
                                           Officer (Principal Financial
                                           Officer)


          11/12/96                         by: /s/  James M. Brostowitz
                                           James M. Brostowitz
                                           Vice President, Controller
                                           (Principal Accounting Officer) and
                                           Treasurer

                                  Exhibit Index



   Exhibit No. Description                                           Page


           27.1     Financial Data Schedule for
                      September 29, 1996                              18
           27.2     Restated Financial Data Schedule
                      for September 24, 1995                          19