Form 10-K
period 1996-12-31
HARLEY DAVIDSON INC
filed 1997-03-31
CIK 793952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to ____________________________

Commission file number 1-9183
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

                                                  Name of each Exchange
           Title of each class                     on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 21, 1997:
                                 $2,632,485,263.

Number of shares of the registrant's common stock outstanding at March 21, 1997:
                               75,733,097 shares.

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 3, 1997.

================================================================================

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS
SUMMARY

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson Motorcycle Business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates. The Company operates in two segments:
Motorcycles and Related Products, and Financial Services.

The Motorcycles and Related Products ("Motorcycles") segment consists primarily of the Company's wholly-owned subsidiary Harley-Davidson Motor Company (the "Motor Company"). The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories, riding apparel and collectibles. The Company, which is the only major American-based motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1987. The Company ended 1996 with an approximate 7% share of the European heavyweight (651+cc) market and an approximate 22% share of the Pacific Rim (Japan and Australia) heavyweight (651+cc) market.

The Financial Services segment consists of the Company's majority-owned subsidiary, Eaglemark Financial Services, Inc. and its subsidiaries ("Eaglemark"). Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American dealers. Eaglemark also offers retail financing opportunities to the Company's domestic retail motorcycle customers. In addition, Eaglemark has established a proprietary credit card for use in the Company's authorized dealerships. Eaglemark also provides property and casualty insurance for motorcycles as well as extended service contracts. A smaller portion of its customers are in other leisure products businesses.

The Company holds a 49% interest in, and is the exclusive distributor for, Buell Motorcycle Company, which manufactures motorcycles for select niches within the sport/performance market.

In January 1996, the Company announced its strategic decision to dispose of its Transportation Vehicles segment in order to concentrate on its core motorcycle business. During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million.
The results of the Transportation Vehicles segment have been reported separately as discontinued operations. See Note 3 to the 1996 consolidated financial statements for further information.

Revenue, operating income (loss) and identifiable assets attributable to each of the Company's segments are as follows (in thousands):

------------------------------------------------------------------------------------------------------
                                            Motorcycles
                                            and Related   Transportation     Financial
                                              Products      Vehicles(1)     Services(2)      Corporate
                                            -----------   --------------    -----------      ---------
  1996
  ----
Revenue                                      $1,531,227         $  n/a         $   n/a        $   n/a
Operating income (loss)                         228,093            n/a            7,801         (7,448)
Identifiable assets as of December 31           790,271            n/a          387,666        142,048

  1995
  ----
Revenue                                      $1,350,466         $  n/a         $   n/a        $   n/a
Operating income (loss)                         184,475            n/a            3,620         (7,299)
Identifiable assets as of December 31           595,118          111,556        269,461         24,535

  1994
  ----
Revenue                                      $1,158,887         $  n/a         $   n/a        $   n/a
Operating income (loss)                         163,510            n/a             n/a          (9,948)
Identifiable assets as of December 31           494,362          110,886           n/a          71,415
------------------------------------------------------------------------------------------------------

(1) The Transportation Vehicles segment was reported as discontinued operations commencing in 1995. Prior year results have been reclassified in order to conform to this presentation. See note 3 to the 1996 consolidated financial statements for further information.

(2) The Financial Services segment's 1996 and 1995 results of operations are included in operating income. During 1994, the equity in earnings of the Financial Services subsidiary was included in other income. See note 4 to the 1996 consolidated financial statements for further information.

Worldwide quarterly revenue and operating income (loss) (in thousands), by segment, and motorcycle shipment information (excluding Buell), are as follows:



                                                                 First         Second          Third         Fourth          Total
                                                               Quarter        Quarter        Quarter        Quarter           Year
                                                               -------        -------        -------        -------          -----
1996
Revenue by segment:
     Motorcycles and Related Products                         $371,051       $392,804       $385,843       $381,529     $1,531,227
     Financial Services                                          n/a            n/a            n/a            n/a           n/a
                                                              --------       --------       --------       --------     ----------
                                                              $371,051       $392,804       $385,843       $381,529     $1,531,227

Operating income (loss) by segment:
     Motorcycles and Related Products                         $ 54,771       $ 63,144       $ 50,853       $ 59,325     $  228,093
     Financial Services                                          1,732          1,990          1,277          2,802          7,801
     Corporate                                                  (2,477)        (2,025)        (1,675)        (1,271)        (7,448)
                                                              --------       --------       --------       --------     ----------
                                                              $ 54,026       $ 63,109       $ 50,455       $ 60,856     $  228,446
Units:
     Harley-Davidson Motorcycles                                30,071         30,852         28,013         29,835        118,771
----------------------------------------------------------------------------------------------------------------------------------

1995
Revenue by segment:
     Motorcycles and Related Products                         $294,886       $355,631       $327,096       $372,853     $1,350,466
     Financial Services                                          n/a            n/a            n/a            n/a           n/a
                                                              --------       --------       --------       --------     ----------
                                                              $294,886       $355,631       $327,096       $372,853     $1,350,466

Operating income (loss) by segment:
     Motorcycles and Related Products                         $ 40,473       $ 53,732       $ 38,421       $ 51,849     $  184,475
     Financial Services                                            651          1,001            771          1,197          3,620
     Corporate                                                  (1,867)        (1,330)        (2,210)        (1,892)        (7,299)
                                                              --------       --------       --------       --------     ----------
                                                              $ 39,257       $ 53,403       $ 36,982       $ 51,154     $  180,796
Units:
     Harley-Davidson Motorcycles                                23,651         28,167         25,012         28,274        105,104
--------------------------------------------------------------------------------------------------------------------------------

1994
Revenue by segment:
     Motorcycles and Related Products                         $258,607       $296,843       $291,927       $311,510     $1,158,887
     Financial Services                                          n/a            n/a            n/a            n/a           n/a
                                                              --------       --------       --------       --------     ----------
                                                              $258,607       $296,843       $291,927       $311,510     $1,158,887

Operating income (loss) by segment:
     Motorcycles and Related Products                         $ 34,984       $ 47,134       $ 37,832       $ 43,560     $  163,510
     Financial Services                                          n/a            n/a            n/a            n/a           n/a
     Corporate                                                  (2,086)        (3,217)        (2,128)        (2,517)        (9,948)
                                                              --------       --------       --------       --------     ----------
                                                              $ 32,898       $ 43,917       $ 35,704       $ 41,043     $  153,562
Units:
     Harley-Davidson Motorcycles                                23,056         25,006         22,503         25,246         95,811
---------------------------------------------------------------------------------------------------------------------------------

MOTORCYCLES AND RELATED PRODUCTS

The primary business of the Motorcycles segment is to produce and sell premium heavyweight motorcycles. The Company's motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical U.S. Harley-Davidson-Registered Trademark- motorcycle owner is a male in his mid forties, with a household income of approximately $68,000, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Over two-thirds of the Company's sales are to buyers with at least one year of higher education beyond high school, and 34% of the buyers have college degrees. Approximately 9% of the Company's U.S. retail sales are to female buyers.

The heavyweight class of motorcycles is comprised of four types: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and speed; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. Touring and custom models are the primary classes of heavyweight motorcycles the Company manufactures. The Company presently manufactures and sells 23 models of touring and custom heavyweight motorcycles, with suggested domestic retail prices ranging from approximately $5,200 to $18,500. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Paks-Registered Trademark-. The custom segment of the market includes motorcycles featuring the distinctive styling associated with certain classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The Company's motorcycles are based on variations of four basic chassis designs and are powered by one of three air cooled, twin cylinder engines of "V" configuration which have displacements of 883cc, 1200cc and 1340cc. The Company manufactures its own engines and frames.

During 1993, the Company acquired a 49 percent interest in Buell Motorcycle Company ("Buell"), a manufacturer of performance motorcycles. This investment in Buell offers the Company the possibility of gradually gaining entry into select niches within the performance motorcycle market. Buell sold 2,762 units and 1,407 units in 1996 and 1995, respectively. Buell motorcycles were introduced in Japan during the second quarter of 1996 and are being introduced in Europe during the first quarter of 1997.

Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable. The top of the Company's custom product line is typically priced as much as 50% more than its competitors' custom motorcycles. The custom portion of the product line represents the Company's highest unit volumes and continues to command a premium price because of its features, styling and high resale value. The Company's smallest displacement custom motorcycle (the 883cc Sportster-Registered Trademark-) is directly price competitive with competitors' comparable motorcycles. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from competitive-brand motorcycles, are people completely new to the sport of motorcycling or have not participated in the sport for at least five years. Since 1988, the Company's research has consistently shown a repurchase intent in excess of 92% on the part of purchasers of its motorcycles, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. Domestic motorcycle sales generated 53.0%, 49.3% and 50.3% of revenues in the Motorcycles segment during 1996, 1995 and 1994, respectively.

The major product categories for the Parts and Accessories business are replacement parts (Genuine Motor Parts-TM-), mechanical accessories (Genuine Motor Accessories-TM-) and specially formulated oil and other lubricants. Worldwide motorcycle Parts and Accessories sales comprised 13.7%, 14.2% and 14.0% of net sales in the Motorcycles segment in 1996, 1995 and 1994, respectively. Net sales from worldwide motorcycle Parts and Accessories have grown 64.5% over the last three years (since 1993).

Net sales from the worldwide General Merchandise business, which includes MotorClothes-Registered Trademark- clothing and collectibles, comprised 5.9%, 7.4% and 8.1% of net sales in the Motorcycles segment in 1996, 1995 and 1994, respectively.

The Company also provides a variety of services to its dealers and retail customers including service training schools, delivery of its motorcycles, motorcycling vacations, memberships in an owners club and customized software packages for dealers. The Company has had success under a program emphasizing modern store design and display techniques in the merchandising of parts and accessories by its dealers. Currently, 462 domestic and 149 international dealerships have completed store design renovation projects.

LICENSING. In recent years, the Company has endeavored to create an awareness of the brand among the non-riding public and provide a wide range of product for enthusiasts by licensing its trademark "Harley-Davidson-Registered Trademark-" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts and other clothing, jewelry, small leather goods and numerous other products, and is expanding its licensing activity in the toy category. In 1993, the licensed Harley-Davidson Cafe opened in Manhattan, New York. In 1995, the Company entered into an agreement for licensing three additional restaurants with the Cafe owners. Under this agreement, the Company anticipates the opening of a new Cafe in Las Vegas, Nevada during 1997. Although the majority of licensing activity occurs in the U.S., the Company has started to expand into international markets.

This licensing activity provides the Company with a valuable source of advertising and goodwill. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks, thereby protecting the brand and its use. Royalty revenues from licensing, included in Parts and Accessories revenue, were approximately $19 million, $24 million and $22 million during 1996, 1995 and 1994, respectively. While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

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

The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson dealers. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies. In an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling, the Company formed a riders club in 1983. The Harley Owners Group-Registered Trademark-, or "HOG-Registered Trademark-", currently has approximately 330,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. The Company's expenditures on domestic marketing, selling and advertising were approximately $75.4 million, $71.5 million and $65.6 million during 1996, 1995 and 1994, respectively.

RETAIL CUSTOMER AND DEALER FINANCING. The Motor Company believes that Eaglemark and other financial services companies provide adequate retail and wholesale financing to the Motor Company's dealers and customers. In addition, to encourage its dealers to carry sufficient parts and accessories inventories and to counteract the seasonality of the parts and accessories business, the Motor Company from time to time offers its domestic dealers quarterly special discounts and/or 120 day delayed billing terms through Eaglemark.

INTERNATIONAL SALES. International sales were $413 million, $395 million and $331 million, accounting for approximately 27%, 29% and 29% of net sales of the Motorcycles segment, during 1996, 1995 and 1994, respectively. The Company believes the international heavyweight market is growing and is significantly larger than the U.S. heavyweight market. The Company ended 1996 with an approximate 7% share of the European heavyweight (651+cc) market and an approximate 22% share of the Pacific Rim (Japan and Australia) heavyweight (651+cc) market. See Note 12 to the consolidated financial statements for additional information regarding foreign operations.

The Company has five wholly owned foreign subsidiaries located in France, Germany, Japan, The Netherlands and the United Kingdom. The combined foreign subsidiaries have a network of 160 dealers of which approximately one-half sell the Company's motorcycles exclusively. Distribution through these subsidiaries allows the Company flexibility in responding to changing economic conditions in a variety of foreign markets as well as being able to focus on value-added customer services in these markets. The Company is represented throughout the rest of the world by an independent network of distributors and direct sales dealers. At the end of 1996, this network included 12 distributors serving 17 country markets with approximately 255 dealers. The remainder of the network includes 13 direct sales dealers serving 17 country markets. Japan, Germany, Canada and Australia, in that order, represent the Company's largest export markets and account for approximately 60% of export sales.

During 1994, the Company established its European Distribution Centre in Rotterdam, The Netherlands, which consolidated the motorcycle and Parts and Accessories distribution. In 1995, the Company established Harley-Davidson's European headquarters in the United Kingdom which created a management team dedicated to improving the relationships between the Company and its distributors, dealers and customers. The management team's focus is on expansion of the dealer network, improved management information systems, better product development and the opening of new markets.

During 1996, the Company completed a strategic plan for the Asia/Pacific region outlining growth objectives for the region and strategies for achieving them. Short-term growth opportunities continue to come from existing markets, led by Japan and Australia, while long-term growth will come from new markets.

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

During 1996, the heavyweight segment represented approximately 45% of the total U.S. motorcycle market in terms of new units registered.

Domestically, the Company competes in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 80%, 78% and 76% of total heavyweight retail unit sales in the U.S. during 1996, 1995 and 1994, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market.

For the last 9 years, the Company has led the industry in domestic (United States) sales of heavyweight motorcycles. The Company's share of the heavyweight market was 48.2% in 1996; up from 47.7% in 1995.

The construction of a new manufacturing facility in Kansas City, Missouri is currently in process and is on schedule to be operational in 1998. In addition, expansion is also taking place at the Company's existing facilities to enable it to achieve its long-term goal of being able to produce more than 200,000 motorcycles per year by 2003. The Company currently estimates it will have the capacity to produce at least 130,000 motorcycles in 1997, more than 145,000 motorcycles in 1998 and more than 160,000 motorcycles in 1999, subject to the risks and uncertainties discussed with respect to this topic under Item 7 below.

--------------------------------------------------------------------------------
                  Shares of U.S. Heavyweight Motorcycle Market*
                         (Engine Displacement of 651+cc)

                                                  Year Ended December 31,
                                           ------------------------------------
                                           1996    1995    1994    1993    1992
                                           ----    ----    ----    ----    ----
New U.S. Registrations (thousands
  of units):
  Total new registrations                 165.7   151.2   140.8   123.8   104.2
  Harley-Davidson new registrations        79.9    72.1    65.2    59.3    52.2

  Percentage Market Share:
     Harley-Davidson                       48.2%   47.7%   46.3%   47.9%   50.1%
     Honda                                 18.8    20.2    22.5    20.1    17.9
     Suzuki                                 8.7     9.6    10.6    12.1    13.1
     Kawasaki                              12.2    10.6     9.8     9.7     9.1
     Yamaha                                 5.9     5.8     5.6     5.8     5.3
     Other                                  6.2     6.1     5.2     4.4     4.5
                                          -----   -----   -----   -----   -----
Total                                     100.0%  100.0%  100.0%  100.0%  100.0%
                                          -----   -----   -----   -----   -----
                                          -----   -----   -----   -----   -----

     * Information in this report regarding motorcycle registrations and market shares has been derived from data published by R.L. Polk & Co.
--------------------------------------------------------------------------------

On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

--------------------------------------------------------------------------------

               Worldwide Heavyweight Motorcycle Registration Data
                         (Engine Displacement of 651+cc)

                                                           (Units in Thousands)
                                                           1996    1995    1994
                                                           ----    ----    ----
North America(1):
     Total registrations                                  178.5   163.1   150.4
     Harley-Davidson registrations                         85.1    77.0    69.5
     Harley-Davidson market share percentage               47.6%   47.2%   46.2%

Europe(2):
     Total registrations                                  224.7   207.2   201.9
     Harley-Davidson registrations                         15.4    15.4    14.4
     Harley-Davidson market share percentage                6.9%    7.4%    7.1%

Japan/Australia(3):
     Total registrations                                   37.4    39.8    38.8
     Harley-Davidson registrations                          8.2     7.9     7.6
     Harley-Davidson market share percentage               21.9%   19.8%   19.6%

(1) Includes the United States and Canada
(2) Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. (Data provided by Giral S.A.)
(3) Data provided by JAMA and ABS.
--------------------------------------------------------------------------------

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

Domestic heavyweight registrations increased 10% and 7% during 1996 and 1995, respectively. The Company believes its ability to maintain its current market share will depend primarily on its ability to increase its annual production capacity as discussed below.

MOTORCYCLE MANUFACTURING. In an effort to further control costs and maintain quality, the Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, have significantly improved quality, productivity and asset utilization.

The Company's use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, as well as scrap and rework costs. This system also allows quicker reaction to engineering design changes, quality improvements and market demands. The Company has trained the majority of its manufacturing employees in problem solving and statistical methods. The York, Pennsylvania facility is transitioning to a high performance work organization which increases manufacturing flexibility through the maximization of employee involvement in planning and decision making.

The Company is implementing a comprehensive motorcycle manufacturing strategy designed to, among other things, enable further increases in annual motorcycle production in order to be able to produce more than 200,000 motorcycles per year by 2003. "Plan 2003" calls for the enhancement of the Motorcycles segment's ability to increase capacity, increase flexibility to adjust to changes in the market place, improve quality and reduce costs. The strategy calls for the achievement of the increased capacity at the existing facilities (with some additions), the acquisition of a new engine plant and the construction of a new assembly plant in Kansas City, Missouri which is currently in process and is on schedule to be operational in 1998. The Company began implementing Plan 2003 in 1996 and exceeded its production goal of 115,000 units (118,771 units). In addition, the Company currently estimates it will have the capacity to produce at least 130,000 units in 1997, more than 145,000 units in 1998 and more than 160,000 units in 1999, subject to the risks and uncertainties discussed with respect to this topic under Item 7 below.

RAW MATERIAL AND PURCHASED COMPONENTS. The Company is proceeding aggressively to establish with its suppliers long term mutually beneficial relationships. Through these relationships the Company is gaining access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.

The Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

RESEARCH AND DEVELOPMENT. The Company believes that research and development are significant factors in the Company's ability to continuously improve its competitive position. As a result, the Company completed construction of a new 210,000 square foot Product Development Center (PDC) in 1996. The PDC brings together employees from all areas of the product development cycle to speed the Company's time to market with new products. The Motorcycles segment incurred research and development expenses of approximately $37.7 million, $27.2 million and $22.1 million during 1996, 1995 and 1994, respectively.

PATENTS AND TRADEMARKS. The Company owns certain patents which relate to its motorcycles and related products and processes for their production. The Company believes that the loss of any protection the Company's patents afford would not have a material effect upon its business.

Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of its trademarks, prevent the unauthorized use of its trademarks and improve its image and customer goodwill. The Company believes that its "Harley-Davidson-Registered Trademark-" trademark is highly recognizable by the general public and one of its most valuable assets. The Company's Bar and Shield design trademark is also highly recognizable by the general public. Additionally, the Company has numerous trademarks, trade names and logos, registered both in the United States and abroad. The Company has continuously used the "Harley-Davidson" trademark since 1903 and the Bar and Shield trademark since 1910.

SEASONALITY. The Company, in general, has not experienced significant seasonal fluctuations in motorcycle production. This has primarily been the result of a strong demand for the Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American independent dealers. Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

REGULATION. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution which affect the business and operations of the Company. The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

European Union Certification procedures ensure that the Company's motorcycles comply with the lower European Union noise standards (80dba). At the beginning of the next decade there may be a further reduction of European Union noise standards (to 77dba). Accordingly, the Company anticipates that it will continue to incur some level of research and development costs related to this matter over the next several years.

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

In accordance with NHTSA policies, the Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 4 voluntary recalls at a total cost of approximately $3.0 million. The Company fully reserves for all estimated costs associated with recalls in the period that they are announced.

Federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

EMPLOYEES. As of December 31, 1996, the Motorcycles segment had approximately 5,200 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa, Menomonee Falls and Tomahawk, Wisconsin, are represented principally by the United Paperworkers International Union (UPIU) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers
(IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the UPIU and the Wisconsin-IAM will expire on March 31, 2001, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2002.

FINANCIAL SERVICES

Eaglemark provides private label financial services programs to leisure product manufacturers, their dealers and customers in the United States and Canada. The Company acquired a 49% interest in Eaglemark in 1993 and acquired substantially all of the remaining shares in 1995. Eaglemark commenced doing business in 1993 with the purchase of the Harley-Davidson wholesale financing portfolio from ITT Commercial Finance Corporation.

HARLEY-DAVIDSON. Eaglemark's largest division provides both wholesale and retail financial services to Harley-Davidson dealers and customers and operates under the trade names Harley-Davidson-Registered Trademark- Credit and Harley-Davidson-Registered Trademark-Insurance. Wholesale financial services include floorplan financing of motorcycles, trade acceptance financing of motorcycle parts and accessories, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products, including property and casualty, general liability and special events insurance policies. Eaglemark's wholesale financial services are offered to all Harley-Davidson dealers in the United States and Canada and during 1996 were utilized one or more times by approximately 95% of such dealers. Eaglemark's wholesale finance operations are located in Plano, Texas.

Retail financial services include installment lending for new and used Harley-Davidson motorcycles, the Harley Card-TM-, an exclusive credit card for use only in Harley-Davidson dealerships, and the brokerage of a range of motorcycle insurance products, including liability, casualty, and credit life and disability insurance policies, and extended service agreements. Eaglemark's retail financial services are available through virtually all Harley-Davidson dealers in the United States and Canada. Eaglemark's retail finance operations are located in Carson City, Nevada.

OTHER MANUFACTURERS. Eaglemark also provides private label wholesale and retail financial services through manufacturer participation programs to Holiday Rambler-Registered Trademark-, Boston Whaler-Registered Trademark-, Skeeter-Registered Trademark-, Mastercraft-TM- and WetJet-TM- dealers and customers. These programs are similar to the Harley-Davidson program described above.

FUNDING. Eaglemark's growth has been funded through a combination of capital contributions from the Company, secured commercial paper borrowings, revolving credit facility borrowings, commercial paper conduit facility borrowings and securitization of its retail installment loans. Future growth is expected to be financed by using similar sources as well as internally generated funds. Eaglemark acts only as an insurance agent and does not assume any underwriting risk with regard to the various insurance policies and extended service agreements that it sells.

COMPETITION. Eaglemark believes that its ability to offer a package of wholesale and retail financial services utilizing the name of the manufacturer provides a significant competitive advantage over its competitors. Its competitors compete for business based largely on price and, to a lesser extent, service. Eaglemark competes based on convenience, service and, to a lesser extent, price.

The only significant national retail financing competitor for Harley-Davidson motorcycle installment loans is Greentree Financial. Greentree Financial does not offer insurance products or extended service contracts and focuses primarily on high volume Harley-Davidson dealers. In contrast, competition to provide retail financial services to recreational vehicle and watercraft dealers is substantial, with many competitors being much larger than Eaglemark. These competitors include The CIT Group, Nations Credit, BankOne and Key Bank USA. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in their local markets.

Eaglemark faces little national competition for the Harley-Davidson wholesale finance business. Competitors are primarily banks and other financial institutions who provide wholesale financing to Harley-Davidson dealers in their local markets. In contrast, competition to provide wholesale financial services to recreational vehicle and watercraft dealers is substantial, with many competitors being much larger than Eaglemark. These competitors include Deutsche Financial, Nations Credit, Bombardier and Transamerica. They typically offer manufacturer sponsored programs similar to Eaglemark's programs.

PATENTS AND TRADEMARKS. Eaglemark has registered trademarks for the name "Eaglemark" and the Eaglemark logo. All the other trademarks or trade names used by Eaglemark, such as Harley-Davidson Credit and MasterCraft Credit, are licensed from the manufacturer.

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

EMPLOYEES. As of December 31, 1996, the Financial Services segment had approximately 270 employees. None of Eaglemark's personnel are represented by labor unions.

TRANSPORTATION VEHICLES (DISCONTINUED OPERATIONS)

As previously discussed, on January 22, 1996, the Company announced its strategic decision to dispose of its Transportation Vehicles segment in order to concentrate on its core motorcycle business. The Transportation Vehicles segment was comprised of the Recreational Vehicles division, the Commercial Vehicles division and B & B Molders, a manufacturer of custom or standard tooling and injection molded plastic pieces. During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million and recorded a gain on disposition of $22.6 million. The results of the Transportation Vehicles segment have been reported separately as discontinued operations. See Note 3 to the 1996 consolidated financial statements for further information.

RECREATIONAL VEHICLES

On March 6, 1996, the Company completed the sale of substantially all of the assets of its Holiday Rambler Recreational Vehicles Division to Monaco Coach Corporation ("Monaco"). Monaco acquired the Recreational Vehicles division's manufacturing operations located in Wakarusa, Indiana and 10 of its 14 Holiday World Recreational Vehicle Dealerships. During 1996, the remaining 4 dealerships were sold.

COMMERCIAL VEHICLES

On December 12, 1996, the Commercial Vehicles division was sold to senior management together with an investment group led by Kirkland Messina, a firm based in Los Angeles.

OTHER PRODUCTS

On December 12, 1996 B & B molders was sold to B & B management.

ITEM 2. PROPERTIES

The following is a summary of the principal properties of the Company as of March 21, 1997.

MOTORCYCLES AND RELATED PRODUCTS SEGMENT

Type of Facility                 Location             Square Feet     Status
----------------                 --------             -----------     ------
Executive Offices,
  Engineering & Warehouse        Milwaukee, WI            512,100     Owned
Product Development Center       Wauwatosa, WI            210,000     Owned
Manufacturing                    Wauwatosa, WI            443,000     Owned
Manufacturing                    Menomonee Falls, WI      448,000     Owned
Manufacturing                    Tomahawk, WI             112,250     Owned
Manufacturing                    York, PA               1,027,135     Owned
Distribution Center              York, PA                  84,000     Lease expiring 2004
Distribution Center              Franklin, WI             250,000     Owned
Motorcycle Testing               Talladega, AL             23,500     Leases expiring 1998-1999
Office                           Kansas City, MO           23,600     Lease expiring 1998
Office                           Mukwanago, WI              4,800     Lease expiring 1998
Office                           Ann Arbor, MI              2,300     Lease expiring 1999
Office and Service Area          Morfelden-Walldorf,       25,840     Lease expiring 2001
                                   Germany
Office                           Tokyo, Japan               7,145     Lease expiring 1997
Warehouse                        Yokohama, Japan            7,460     Lease expiring 1997
Office                           Brackley, England          2,845     Lease expiring 2005
Warehouse                        Brackley, England          1,122     Lease expiring 2005
Office                           Windsor, England          10,147     Lease expiring 2006
Office                           Liederdorp,                8,400     Lease expiring 2001
                                   The Netherlands
Office                           Paris, France              5,650     Lease expiring 2005

The Motorcycles segment has three facilities that perform manufacturing operations: Wauwatosa, Wisconsin, a suburb of Milwaukee (motorcycle power train production); Tomahawk, Wisconsin (fiberglass parts production and painting); and York, Pennsylvania (motorcycle parts fabrication, painting and assembly). The facility in Menomonee Falls, Wisconsin was purchased in 1996 and is expected to begin producing motorcycle power train components in 1997.

The construction of a new 330,000 square foot manufacturing facility in Kansas City, Missouri is currently in process and is on schedule to be operational in 1998. In addition, expansion is also taking place at the Company's powertrain operations in the Milwaukee area, its motorcycle assembly operations in York, Pennsylvania, and its fiberglass products plant in Tomahawk, Wisconsin to enable the Company to achieve its long-term goal of being able to produce more than 200,000 motorcycles per year by 2003, subject to the risks and uncertainties discussed with respect to this topic under Item 7 below.

FINANCIAL SERVICES SEGMENT

Type of Facility                 Location             Square Feet     Status
----------------                 --------             -----------     ------
Office                           Chicago, IL               12,723     Lease expiring 2007
Office                           Carson City, Nevada       50,367     Lease expiring 2001
Office                           Plano,TX                  13,283     Lease expiring 2007

The Financial Services segment has three office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada (retail and insurance operations); and Plano, Texas (wholesale operations).


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities, Response costs are expected to be incurred over a period of approximately 10 years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth, as of March 21, 1997, the name, age and business experience for the last five years of each of the executive officers of Harley-Davidson.

                               EXECUTIVE OFFICERS

      Name                                                       Age
      ----                                                       ---
Richard F. Teerlink                                              60
Chairman, President and Chief Executive Officer

Jeffrey L. Bleustein                                             57
President and Chief Operating Officer -
Motor Company

James M. Brostowitz                                              45
Vice President, Controller and Treasurer

C. William Gray                                                  55
Vice President, Human Resources

James L. Ziemer                                                  47
Vice President, Chief Financial Officer and
Assistant Treasurer

All of these individuals have been employed by the Company in an executive capacity for more than five years.

                                     PART II

ITEM 5. MARKET FOR HARLEY-DAVIDSON, INC. COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

                  1996                     Low             High
                  ----                     ---             ----
               First quarter             $26-3/8          $39-1/8
               Second quarter             37-3/4           49-1/2
               Third quarter              37-1/8           45-1/8
               Fourth quarter             41-1/4               47

                  1995                     Low             High
                  ----                     ---             ----

               First quarter                 $22              $28
               Second quarter             22-3/4           26-3/4
               Third quarter                  23           30-1/8
               Fourth quarter                 24           28-7/8

The Company paid the following dividends per share:


                                          1996     1995      1994
                                          ----     ----      ----
               First quarter              $.05     $.04      $.03
               Second quarter              .05      .04       .03
               Third quarter               .06      .05       .04
               Fourth quarter              .06      .05       .04


The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. The repurchases are authorized to be made from time to time in the open market or in privately negotiated transactions. During 1995, the Company repurchased 1,650,000 shares of its common stock. As a result, the Company has 2,350,000 shares available to repurchase under this authorization.

As of March 21, 1997, there were approximately 44,540 shareholders of record of Harley-Davidson, Inc. common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                              1996        1995        1994        1993        1992
                                                                              ----        ----        ----        ----        ----
                                                                                  (In thousands, except per share amounts)
Income statement data:
  Net sales                                                             $1,531,227  $1,350,466  $1,158,887   $ 933,262   $ 822,929
  Cost of goods sold                                                     1,041,133     939,067     800,548     641,248     572,927
                                                                        ----------  ----------  ----------   ---------   ---------
  Gross profit                                                             490,094     411,399     358,339     292,014     250,002

  Operating income from financial services*                                  7,801       3,620           -           -           -
  Selling, administrative and engineering                                 (269,449)   (234,223)   (204,777)   (162,675)   (154,942)
                                                                        ----------  ----------  ----------   ---------   ---------
  Income from operations                                                   228,446     180,796     153,562     129,339      95,060

  Interest income (expense), net                                             3,309          96       1,682         994      (2,259)
  Other income (expense), net                                               (4,133)     (4,903)      1,196      (3,249)     (1,611)
                                                                        ----------  ----------  ----------   ---------   ---------
  Income from continuing operations before
    provision for income taxes, extraordinary
    items and accounting changes                                           227,622     175,989     156,440     127,084      91,190
  Provision for income taxes                                                84,213      64,939      60,219      50,765      34,530
                                                                        ----------  ----------  ----------   ---------   ---------
  Income from continuing operations before
    extraordinary items and accounting changes                             143,409     111,050      96,221      76,319      56,660
  Income (loss) from discontinued
    operations, net of tax**                                                22,619       1,430       8,051     (57,904)     (2,487)
                                                                        ----------  ----------  ----------   ---------   ---------
  Income before extraordinary items
    and accounting changes                                                 166,028     112,480     104,272      18,415      54,173
  Extraordinary items, net of tax                                                -           -           -           -        (388)
                                                                        ----------  ----------  ----------   ---------   ---------
  Income before accounting changes                                         166,028     112,480     104,272      18,415      53,785
  Cumulative effect of accounting changes,
    net of tax***                                                                -           -           -     (30,300)          -
                                                                        ----------  ----------  ----------   ---------   ---------

  Net income (loss)                                                      $ 166,028  $  112,480  $  104,272   $ (11,885)  $  53,785
                                                                        ----------  ----------  ----------   ---------   ---------
                                                                        ----------  ----------  ----------   ---------   ---------
  Weighted average common
    shares assuming no dilution                                             75,457      75,085      76,198      75,900      71,778
                                                                        ----------  ----------  ----------   ---------   ---------
                                                                        ----------  ----------  ----------   ---------   ---------

Per common share:
  Income from continuing operations before
    extraordinary items and accounting changes                               $1.90       $1.48       $1.26       $1.00       $ .79
  Income (loss) from discontinued
    operations, net of tax                                                     .30         .02         .11        (.76)       (.03)
  Extraordinary items, net of tax                                                -           -           -           -        (.01)
  Accounting changes, net of tax                                                 -           -           -        (.40)          -
                                                                             -----       -----       -----       -----       -----
  Net income (loss)                                                          $2.20       $1.50       $1.37       $(.16)      $ .75
                                                                             -----       -----       -----       -----       -----
                                                                             -----       -----       -----       -----       -----

  Dividends paid                                                             $ .22       $ .18       $ .14       $ .06       $   -
                                                                             -----       -----       -----       -----       -----
                                                                             -----       -----       -----       -----       -----

Balance sheet data:
  Working capital                                                       $  165,727  $   98,773  $  189,358   $ 142,996   $  96,232
  Finance receivables, net*                                                338,072     213,444           -           -           -
  Total assets                                                           1,319,985   1,000,670     676,663     527,958     475,026
  Short-term debt, including current
    maturities of long-term debt                                             2,580       2,691       1,431       4,190         912
  Long-term debt, less current maturities                                   25,122      18,207       9,021       2,919       1,453
  Finance debt*                                                            258,065     164,330           -           -           -
                                                                        ----------  ----------  ----------   ---------   ---------
  Total debt                                                               285,767     185,228      10,452       7,109       2,365
  Shareholders' equity                                                     662,720     494,569     433,232     324,912     335,380

  *Due to the Acquisition of Eaglemark Financial Services, Inc. in 1995. **1993 includes a $57.0 million charge related primarily to the write-off of goodwill at Holiday Rambler.
***During 1993, the Company adopted accounting standards related to postretirement health care benefits and income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 COMPARED TO 1995

OVERALL
Net sales for 1996 of $1.53 billion were $180.7 million, or 13.4%, higher than net sales for 1995. Net income and earnings per share from continuing operations were $143.4 million and $1.90, respectively, for 1996 as compared with $111.1 million and $1.48, respectively, for 1995. The gain on disposition and earnings per share from discontinued operations were $22.6 million and $.30, respectively, for 1996 as compared with net income and earnings per share from discontinued operations of $1.4 million and $.02, respectively, for 1995.

On January 22, 1996, the Company announced its strategic decision to dispose of the Transportation Vehicles segment in order to concentrate on its core motorcycle business. During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million. The results of the Transportation Vehicles segment have been reported separately as discontinued operations for each year presented.

The Company increased its quarterly dividend payment in September, 1996 from $.05 per share to $.06 per share which resulted in a total year payout of $.22 per share.

RESULTS OF OPERATIONS

                     MOTORCYCLE UNIT SHIPMENTS AND NET SALES

================================================================================
                                                            Increase/
                                            1996      1995  (Decrease)  %Change
                                            ----      ----  ---------   -------
Motorcycle units (excluding Buell)       118,771   105,104     13,667      13.0%
================================================================================
Net sales (in millions):
  Motorcycles (excluding Buell)         $1,199.2  $1,038.3     $160.9      15.5%
  Motorcycle Parts and Accessories         210.2     192.1       18.1       9.4
  General Merchandise                       90.7     100.2       (9.5)     (9.5)
  Other                                     31.1      19.9       11.2      56.3
--------------------------------------------------------------------------------
    Total Motorcycles and
      Related Products                  $1,531.2  $1,350.5     $180.7      13.4%
================================================================================

The Motorcycles and Related Products (Motorcycles) segment's net sales increased 13.4% over 1995 primarily due to a 13,667 unit (13.0%) increase in motorcycle shipments. The increase in motorcycle shipments is the result of improved productivity and investment in additional capacity from the ongoing implementation of the Company's manufacturing strategy. The manufacturing strategy is designed to increase capacity, increase flexibility to adjust to changes in the market place, improve product quality and reduce costs.

Buell Distribution Corporation, a wholly-owned subsidiary of the Company, and the exclusive distributor of Buell Motorcycle Company (a 49% owned subsidiary), increased sales (included in "Other" in the above table) to approximately $24 million (2,762 units) in 1996 as compared to approximately $14 million (1,407 units) in 1995. Buell motorcycles were introduced in Japan during the second quarter of 1996 which resulted in the sale of 291 units for the year. Buell motorcycles are being introduced in Europe during the first quarter of 1997.

The Company began 1996 at a scheduled motorcycle production rate of 470 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 520 units per day by the end of the year. The Company exceeded its scheduled production goal of 115,000 units in 1996 and anticipates 1997 production capacity will be at least 130,000 units. The construction of a new manufacturing facility in Kansas City, Missouri is currently in process and is on schedule to be operational in 1998. In addition, expansion is also taking place at the Company's powertrain operations in the Milwaukee area, its motorcycle assembly operations in York, Pennsylvania, and its fiberglass products plant in Tomahawk, Wisconsin to enable the Company to achieve its long-term goal of being able to produce more than 200,000 motorcycles per year by 2003.

The following are forward-looking statements: The Company currently estimates it will have the capacity to produce at least 130,000 units in 1997, more than 145,000 units in 1998 and more than 160,000 units in 1999.

The Company's ability to reach these production capacity levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases to its existing facilities and (iii) successfully construct and open the new manufacturing facility such that it will be fully operational in 1998. However, there is no assurance that the Company will continue to realize additional efficiencies. In addition, the Company could experience delays in making additions and changes to existing facilities and/or constructing the new manufacturing facility as a result of risks normally associated with the construction and operation of new manufacturing facilities, including unanticipated problems in construction, delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs could also impact adversely the Company's capital expenditure estimates. Moreover, there is no assurance that the Company will have the ability to sell all of the motorcycles it has the capacity to produce.

Year-end data indicates that the domestic (United States) motorcycle market continued to grow throughout 1996. Compared to 1995, industry registrations of domestic heavyweight (651+cc) motorcycles were up 9.6% (data provided by R.L.
Polk), while retail registrations for the Company's motorcycles (excluding Buell motorcycles) increased 10.8%. The Company ended 1996 with a domestic market share of 48.2% compared to 47.7% in 1995. This increase is a reflection of the increased availability of the Company's motorcycles due to the increased capacity. European data (provided by Giral S.A.) shows the Company with a 6.8% share of the heavyweight (651+cc) market, down from 7.4% for the same period in 1995. The European market grew at an 8.4% rate in 1996, while retail registrations for the Company's motorcycles were down slightly from last year. Most of the growth in the European market occurred in the performance motorcycle segment, an area in which the Company does not currently compete. Asia/Pacific (Japan and Australia) data (provided by JAMA and ABS) shows the Company with a 21.9% share of the heavyweight (651+cc) market, up from 20.1% for the same period in 1995. The Asia/Pacific market decreased 4.9% in 1996, while retail registrations for the Company's motorcycles increased 3.4%.

Export revenues totaled $413.1 million during 1996, an increase of approximately $18.3 million (4.6%) over 1995. The Company has exported approximately 30% of its traditional motorcycle unit shipments since 1990. The Company has adjusted the international allocation of 1997 model year motorcycles to 28% of total production. The combination of continued strong demand in the United States and softening demand in Europe were the primary factors driving the allocation shift. In 1996, the Company distributed approximately 40% of its exported units through its wholly owned subsidiaries in Germany, United Kingdom, France, The Netherlands, and Japan.

During 1996, Parts and Accessories (P&A) sales totaled $210.2 million, an $18.1 million or 9.4% increase over 1995. P&A sales were adversely affected late in the fourth quarter by the transition to the new P&A distribution center and the inability to bring to market some new product introductions on schedule. The Company expects the long-term growth in P&A revenue to approximate the growth rate in motorcycle revenue.

General Merchandise sales, which includes clothing and collectibles, totaled $90.7 million, down 9.5% compared to 1995. The Company does not anticipate any General Merchandise growth in 1997.


                                  GROSS PROFIT
Gross profit increased $78.7 million, or 19.1%, in 1996 as compared with 1995 primarily due to an increase in volume. The gross profit margin was 32.0% in 1996 as compared with 30.5% in 1995. The 1996 gross profit margin was positively affected by a shift in mix away from the entry level Sportster models to the higher-margin models. 1996 margins were also positively impacted by the reduction of overtime compared to 1995 and increasing efficiencies in manufacturing. However, the Company incurred approximately $12.8 million in start-up and plant rearrangement costs in 1996, compared to $10.6 million in 1995.

                               OPERATING EXPENSES
                              (Dollars in Millions)

================================================================================
                                                            Increase/
                                            1996      1995  (Decrease)  %Change
                                            ----      ----  ---------   -------
Motorcycles and Related Products          $262.0    $226.9      $35.1      15.5%
Corporate                                    7.4       7.3         .1       2.0
--------------------------------------------------------------------------------
  Total operating expenses                $269.4    $234.2      $35.2      15.0%
================================================================================


Total operating expenses for 1996 increased $35.2 million, or 15.0%, over 1995. The increase was primarily related to volume, engineering and information services. During 1996, an early retirement program in connection with the new Parts and Accessories Distribution Center resulted in a charge of $2.5 million and a voluntary product recall on fuel valves resulted in a $1.1 million charge for estimated repair costs.

                    OPERATING INCOME FROM FINANCIAL SERVICES
The operating income of the Financial Services segment was $7.8 million and $3.6 million in 1996 and 1995, respectively. This increase was due to increased wholesale and retail origination volume with the greatest increase occurring in retail.

                                  OTHER EXPENSE
Other expense for 1996 decreased $.8 million as compared to 1995. 1996 includes a $3.5 million loss on the equity investment in Buell Motorcycle Company compared to a $1.2 million loss in 1995. Included in 1995 was $1.9 million of Eaglemark Financial Services, Inc. (Eaglemark) preacquisition earnings arising from the purchase of substantially all of the remaining interest in Eaglemark in November, 1995.

                            CONSOLIDATED INCOME TAXES
The Company's effective tax rate was 37.0% in 1996 and 1995.

                             DISCONTINUED OPERATIONS
The operations for the Transportation Vehicles segment have been classified as discontinued operations. The sale of the Transportation Vehicles segment resulted in a $22.6 million gain, net of applicable income taxes, or $.30 per share, which was recorded in the fourth quarter.


1995 COMPARED TO 1994

OVERALL
Net sales for 1995 of $1.35 billion were $191.6 million, or 16.5%, higher than net sales for 1994. Net income and earnings per share from continuing operations were $111.1 million and $1.48, respectively, for 1995 as compared with $96.2 million and $1.26, respectively, for 1994. Net income and earnings per share from discontinued operations were $1.4 million and $.02, respectively, for 1995 as compared with $8.0 million and $.11, respectively, for 1994, which included a $4.6 million, or $.06 per share, tax benefit related to the legal reorganization of Holiday Rambler.

On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark, a company in which it held a 49% interest since 1993. The purchase price was approximately $45 million, which was paid from internally generated funds and short-term borrowings. The Company included the results of operations of the Financial Services segment ($3.6 million) in its statement of operations for the year ended December 31, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense.

The Company increased its quarterly dividend payment in September, 1995 from $.04 per share to $.05 per share which resulted in a total year payout of $.18 per share.

RESULTS OF OPERATIONS

                     MOTORCYCLE UNIT SHIPMENTS AND NET SALES

================================================================================
                                                            Increase/
                                            1995      1994  (Decrease)  %Change
                                            ----      ----  ---------   -------
Motorcycle units (excluding Buell)       105,104    95,811      9,293       9.7%

================================================================================
Net sales (in millions):
Motorcycles (excluding Buell)           $1,038.3  $  890.6     $147.7      16.6%
Motorcycle Parts and Accessories           192.1     161.9       30.2      18.5
General Merchandise                        100.2      94.4        5.8       6.2
Other                                       19.9      12.0        7.9      65.8
--------------------------------------------------------------------------------
  Total Motorcycles and
    Related Products                    $1,350.5  $1,158.9     $191.6      16.5%
================================================================================


The Motorcycles and Related Products (Motorcycles) segment's net sales increased 16.5% over 1994 primarily due to a 9,293 unit (9.7%) increase in motorcycle shipments, as well as an 18.5% increase in its Parts and Accessories business. The increase in motorcycle shipments was the result of ongoing implementation of the Company's manufacturing strategy and efforts to satisfy demand.

Buell Distribution Corporation increased sales to approximately $14 million (1,407 units) in 1995 as compared to approximately $6 million (576 units) in 1994. (Included in "Other" in the above table.)

The Company began 1995 at a scheduled motorcycle production rate of 395 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 470 units per day by the end of the year.

Year-end data indicates that the domestic (United States) motorcycle market continued to grow throughout 1995. Compared to 1994, industry registrations of domestic heavyweight motorcycles were up 7.4%, while retail registrations of the Company's motorcycles increased 10.6%. The Company ended 1995 with a domestic market share of 47.7% compared to 46.3% in 1994. European data shows the Company with a 7.4% share of the heavyweight market, up from 7.1% for the same period in 1994. The European market grew at a 2.6% rate in 1995, while retail registrations for the Company's motorcycles increased 7.1%. Year-end data for the Asia/Pacific (Japan and Australia) market shows the company with a 20.1% share of the heavyweight market, up from 19.4% in 1994. The Asia/Pacific market increased .7% in 1995, while retail registrations for the Company's motorcycles increased 4.4%.

Export revenues totaled $394.8 million during 1995, an increase of approximately $63.6 million (19.2%) over 1994. The Company has exported approximately 30% of its traditional motorcycle unit shipments since 1990. The Company distributed approximately one-half of its exported units through its wholly owned subsidiaries.

During 1995, the Parts and Accessories business generated $192.1 million in revenue, an increase of 18.5% over 1994. General Merchandise sales totaled $100.2 million, an increase of 5.8% over 1994. The rate of increase was lower than experienced in recent years. The Company initiated several promotional programs in the fourth quarter of 1995 to increase dealer floor traffic in response to a slowdown in floor traffic in the fourth quarter.

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

                               OPERATING EXPENSES
                              (Dollars in Millions)

================================================================================
                                                            Increase/
                                            1995      1994  (Decrease)  %Change
                                            ----      ----  ---------   -------
Motorcycles and Related Products          $226.9    $194.8      $32.1      16.5%
Corporate                                    7.3      10.0       (2.7)    (27.0)
--------------------------------------------------------------------------------
  Total operating expenses                $234.2    $204.8      $29.4      14.4%
================================================================================

Total operating expenses for 1995 increased $29.4 million, or 14.4%, over 1994. The increase was primarily volume related. Engineering, information services and international operations were other principal areas of increased spending. The decrease in the Corporate charges was due to a one-time charge in 1994 related to the legal reorganization of Harley-Davidson, Inc. and its Holiday Rambler subsidiaries.

                    OPERATING INCOME FROM FINANCIAL SERVICES
The results of operations of the Financial Services segment for the year ended December 31, 1995 of $3.6 million were included in operating profit and the preacquisition earnings were deducted as part of non-operating expense. Prior to 1995, the Company accounted for its investment in Eaglemark using the equity method and included its share of earnings in other income.

                                  OTHER EXPENSE
Other expense for 1995 of $4.9 million was primarily comprised of Eaglemark preacquisition earnings of $1.9 million, charitable donations of $1.9 million and loss on sale of machinery and equipment due to the ongoing manufacturing reorganization of $1.2 million.

                            CONSOLIDATED INCOME TAXES
The Company's effective tax rate decreased in 1995 to 37.0% from 38.5% in 1994. The decrease was attributable primarily to the full year effect of a 1994 corporate restructuring.

                             DISCONTINUED OPERATIONS
The operations for the Transportation Vehicles segment were classified as discontinued operations. The results of operations, net of applicable income taxes, were net income of $1.4 million and $8.0 million in 1995 and 1994, respectively. 1994 included a tax benefit of $4.6 million related to the legal reorganization of the Transportation Vehicles segment.


OTHER MATTERS

                               ACCOUNTING CHANGES
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which becomes effective January 1, 1997. Adopting SFAS No. 125 will have an immaterial effect.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," which becomes effective January 1, 1997. Adopting SOP 96-1 will have an immaterial effect.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996. Adopting SFAS No. 121 had no effect. As is permitted under SFAS No. 123, the Company continued to account for employee stock compensation under the APB 25 rules.

                             NET DEFERRED TAX ASSET
The Company had a net deferred tax asset of approximately $51 million and $42 million at December 31, 1996 and 1995, respectively. In considering the necessity of establishing a valuation allowance on deferred tax assets, management considered: the levels of taxes paid in prior years that would be available for carryback; its ability to offset reversing deferred tax assets against reversing deferred tax liabilities; and the Company's prospects for future earnings. Accordingly, it is the opinion of management that it is more likely than not that the gross deferred tax assets included in the consolidated balance sheet at December 31, 1996 will be realized in their entirety. Management evaluates the realizability of deferred tax assets on a quarterly basis.

                                FOREIGN CURRENCY
As discussed in Note 11 of the notes to the consolidated financial statements, the Company attempts to limit its foreign currency exposure (primarily against German Deutsche Marks and Canadian Dollars) by entering into forward exchange contracts.

                              ENVIRONMENTAL MATTERS
The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years. See Note 7 of the notes to the consolidated financial statements.

Recurring costs associated with managing hazardous substances and pollution in ongoing operations are not material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. During 1996, the Company spent approximately $1 million on equipment used to limit hazardous substances/ pollutants and anticipates approximately the same level of spending in 1997. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

The Company recorded cash flows from operating activities of $228.3 million in 1996 compared to $171.9 million during 1995. Income from continuing operations added approximately $32.4 million to cash flow from operating activities compared to 1995. Depreciation and amortization increased approximately $13 million from continued investment in the manufacturing strategy. Accrued liabilities and inventories had significant impacts on cash flow from operations during 1996. Accrued liabilities at December 31, 1996 increased $32.4 million over the balance at December 31, 1995 related primarily to income taxes. Inventory levels at December 31, 1996 increased approximately $17 million over the balance at December 31, 1995. Approximately $10 million of this increase was due to an increase in Parts and Accessories inventory due to the 10.7% decline in fourth quarter sales combined with a planned increase of inventory to improve fill rates on forecasted sales. Also, inventory increased approximately $4 million due to the purchase of the Company's distributor in The Netherlands. In addition, inventory increased at the Company's wholly owned French and German distributors primarily due to softening demand in Europe.

During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million; approximately $100 million in cash and $5 million in notes and preferred stock. In addition, the discontinued operations contributed $28.9 million to cash flows from operating activities during 1996 as compared to $4.0 million in 1995.

Capital expenditures amounted to approximately $179 million and $113 million during 1996 and 1995, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri.

The following are forward looking statements: Due in part to this long-term manufacturing strategy, the Company anticipates 1997 capital expenditures will approximate $190-$210 million. Although the Company does not know the exact range of capital it will incur, it estimates the capital required in 1998 and 1999 will be in the range of $160-$180 million and $120-$140 million per year, respectively. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $50 million, of which approximately $46 million remained available at year-end.

On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark, a company in which it held a 49% interest since 1993. The purchase price was approximately $45 million, which was paid from internally generated funds and short-term borrowings.

Eaglemark finances its business through a secured commercial paper program, a revolving credit facility, a commercial paper conduit facility and asset-backed securitizations. Eaglemark issues short-term commercial paper secured by either wholesale or retail motorcycle finance receivables with maximum issuance available of $175 million of which approximately $134 million was outstanding at year-end. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place a $150 million revolving credit facility, of which approximately $104 million was outstanding at December 31, 1996, to fund primarily United States and Canadian retail loan originations. Borrowings under the facility are limited to 110% of the outstanding loan balance of eligible receivables. The amount of net eligible receivables at December 31, 1996 was approximately $132 million. Eaglemark also has a $75 million commercial paper conduit facility, of which approximately $20 million was outstanding at December 31, 1996, secured by the outstanding loan balance of eligible retail motorcycle receivables. The amount of net eligible receivables at December 31, 1996 was approximately $28 million. During 1996, Eaglemark securitized and sold approximately $238 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its commercial paper and securitization programs.

The Company has continuing authorization from its Board of Directors to repurchase up to 4 million shares of the Company's outstanding common stock. During 1995, the Company repurchased 1,650,000 shares of its common stock with cash on hand and short-term borrowings of $40 million. As a result, the Company has 2,350,000 shares available to repurchase under this authorization.

The Company's Board of Directors declared quarterly cash dividends during 1996 and 1995 totaling $.22 and $.18 per share, respectively.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----
          Report of Ernst & Young LLP, independent auditors           29

          Consolidated statements of operations                       30

          Consolidated balance sheets                                 31

          Consolidated statements of cash flows                       32

          Consolidated statements of shareholders' equity             33

          Notes to consolidated financial statements                  34

          Supplementary data
            Quarterly financial data (unaudited)                      49

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and
  Shareholders
Harley-Davidson, Inc.


We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 18, 1997

                              HARLEY-DAVIDSON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)

                                                             1996        1995        1994
                                                             ----        ----        ----
Net sales                                              $1,531,227  $1,350,466  $1,158,887
Cost of goods sold                                      1,041,133     939,067     800,548
                                                       ----------  ----------  ----------
Gross profit                                              490,094     411,399     358,339

Operating income from financial services                    7,801       3,620           -
Selling, administrative and engineering                  (269,449)   (234,223)   (204,777)
                                                       ----------  ----------  ----------
Income from operations                                    228,446     180,796     153,562

Interest income                                             3,309       1,446       2,363
Interest expense                                                -      (1,350)       (681)
Other - net                                                (4,133)     (4,903)      1,196
                                                       ----------  ----------  ----------
Income from continuing operations before
  provision for income taxes                              227,622     175,989     156,440

Provision for income taxes                                 84,213      64,939      60,219
                                                       ----------  ----------  ----------
Income from continuing operations                         143,409     111,050      96,221

Discontinued operations:
  Income from operations, net of applicable
    income taxes                                                -       1,430       8,051
  Gain on disposition of discontinued operations,
    net of applicable income taxes                         22,619           -           -
                                                       ----------  ----------  ----------

Net income                                             $  166,028  $  112,480  $  104,272
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------

Per common share:

  Income from continuing operations                         $1.90       $1.48       $1.26

  Income from discontinued operations                         .30         .02         .11
                                                            -----       -----       -----
  Net income                                                $2.20       $1.50       $1.37
                                                            -----       -----       -----
                                                            -----       -----       -----
Cash dividends per common share                             $ .22       $ .18       $ .14
                                                            -----       -----       -----
                                                            -----       -----       -----

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                      (In thousands, except share amounts)



ASSETS                                                       1996        1995
                                                             ----        ----
Current assets:
  Cash and cash equivalents                            $  142,479  $   31,462
  Accounts receivable, net                                141,315     128,955
  Inventories                                             101,386      84,427
  Deferred income taxes                                    25,999      19,805
  Prepaid expenses                                         18,142      10,786
  Net assets from discontinued operations                       -      56,548
                                                       ----------  ----------
  Total current assets                                    429,321     331,983

Finance receivables, net                                  338,072     213,444
Property, plant, and equipment, net                       409,434     284,775
Deferred income taxes                                      24,691      22,415
Goodwill                                                   40,900      43,256
Other assets                                               77,567      49,789
Net assets from discontinued operations                         -      55,008
                                                       ----------  ----------
                                                       $1,319,985  $1,000,670
                                                       ----------  ----------
                                                       ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                        $    2,580  $    2,691
  Accounts payable                                        100,699     102,563
  Accrued and other liabilities                           160,315     127,956
                                                       ----------  ----------
  Total current liabilities                               263,594     233,210

Finance debt                                              258,065     164,330
Long-term liabilities                                      69,805      44,991
Postretirement health care benefits                        65,801      63,570

Commitments and contingencies (Note 7)

Shareholders' equity:
  Series A Junior Participating preferred
    stock, none issued                                          -           -
  Common stock, 78,126,091 and 77,356,688 shares
    issued in 1996 and 1995, respectively                     781         773
  Additional paid-in capital                              175,152     154,533
  Retained earnings                                       530,782     381,897
  Cumulative foreign currency translation adjustment         (566)        593
                                                       ----------  ----------
                                                          706,149     537,796
  Less:
    Treasury stock (2,457,184 and 2,472,304 shares
      in 1996 and 1995, respectively), at cost            (41,933)    (41,903)
    Unearned compensation                                  (1,496)     (1,324)
                                                       ----------  ----------

  Total shareholders' equity                              662,720     494,569
                                                       ----------  ----------
                                                       $1,319,985  $1,000,670
                                                       ----------  ----------
                                                       ----------  ----------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                             1996        1995        1994
                                                             ----        ----        ----
Cash flows from operating activities:
  Net income                                          $   166,028    $112,480    $104,272
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        55,282      42,329      32,863
      Gain on disposition of discontinued operations      (22,619)          -           -
      Deferred income taxes                                (8,470)     (6,284)     (4,689)
      Long-term employee benefits                           7,089       4,201      11,993
      Equity in net (income) loss of joint ventures         3,486         276         (56)
      Other                                                 4,801       1,413         611
      Net change in discontinued operations                28,862       2,525     (25,025)
      Net changes in other current assets and
        current liabilities                                (6,180)     14,937     (35,620)
                                                      -----------    --------    --------
  Total adjustments                                        62,251      59,397     (19,923)
                                                      -----------    --------    --------
  Net cash provided by operating activities               228,279     171,877      84,349

Cash flows from investing activities:
  Net capital expenditures                               (178,771)   (112,985)    (88,666)
  Investment in joint ventures                             (8,778)    (46,918)     (1,386)
  Finance receivables, net                                      -     (17,922)          -
  Finance receivables acquired or originated           (1,086,949)          -           -
  Finance receivables collected                           722,825           -           -
  Finance receivables sold                                238,114           -           -
  Proceeds from disposition of
    discontinued operations                               100,313           -           -
  Net change in discontinued operations                         -      (8,449)     (6,055)
  Other - net                                                (519)     (1,547)     (1,856)
                                                      -----------    --------    --------
  Net cash used in investing activities                  (213,765)   (187,821)    (97,963)

Cash flows from financing activities:
  Net increase (decrease) in notes payable                   (111)      1,260      (2,759)
  Net increase in finance debt                             93,735      33,267           -
  Payments on long-term debt                                    -        (750)       (978)
  Dividends paid                                          (17,143)    (13,593)    (10,672)
  Stock repurchases                                             -     (39,972)          -
  Issuance of stock under employee stock plans             20,022       2,716      12,202
  Net change in discontinued operations                         -       6,594        (434)
                                                      -----------    --------    --------
  Net cash provided by (used in)
    financing activities                                   96,503     (10,478)     (2,641)
                                                      -----------    --------    --------

Net increase (decrease) in cash
  and cash equivalents                                    111,017     (26,422)    (16,255)

Cash and cash equivalents:
  At beginning of year                                     31,462      57,884      74,139
                                                      -----------    --------    --------
  At end of year                                      $   142,479    $ 31,462    $ 57,884
                                                      -----------    --------    --------
                                                      -----------    --------    --------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994
                      (In thousands, except share amounts)

                                                                                            Cumulative
                                           Common Stock                                       foreign
                                     ------------------------    Additional                  currency
                                       Issued                     paid-in        Retained   translation      Treasury    Unearned
                                       shares         Balance     capital        earnings   adjustment         stock   compensation
                                     ----------       -------    ----------      --------   -----------      --------  ------------
Balance December 31, 1993            38,452,490          $385      $137,150      $189,410       $   186      $ (1,583)      $  (636)
Two-for-one common stock split       38,452,490           385          (385)            -             -             -             -

Net income                                    -             -             -       104,272             -             -             -

Dividends                                     -             -             -       (10,672)            -             -             -

Restricted stock issuance                     -             -         1,763             -             -             2        (1,765)

Amortization of unearned
  compensation                                -             -             -             -             -             -         1,530

Exercise of stock options               251,272             2         1,870             -             -             -             -

Tax benefit of restricted
  shares and stock options                    -             -        10,330             -             -             -             -

Foreign currency translation
  adjustment                                  -             -             -             -           988             -             -
                                     ----------          ----      --------      --------       -------      --------       -------
Balance December 31, 1994            77,156,252           772       150,728       283,010         1,174        (1,581)         (871)

Net income                                    -             -             -       112,480             -             -             -

Dividends                                     -             -             -       (13,593)            -             -             -

Restricted stock issuance                     -             -           740             -             -             1          (741)

Stock repurchase                              -             -             -             -             -       (39,972)            -

Amortization of unearned compensation,
net of cancellations                          -             -             -             -             -          (351)          288

Exercise of stock options               200,436             1         1,715             -             -             -             -

Tax benefit of restricted
  shares and stock options                    -             -         1,350             -             -             -             -

Foreign currency translation
  adjustment                                  -             -             -             -          (581)            -             -
                                     ----------          ----      --------      --------       -------      --------       -------
Balance December 31, 1995            77,356,688           773       154,533       381,897           593       (41,903)       (1,324)

Net income                                    -             -             -       166,028             -             -             -

Dividends                                     -             -             -       (17,143)            -             -             -

Restricted stock issuance                     -             -           574             -             -             1          (575)

Amortization of unearned compensation,
  net of cancellations                        -             -             -             -             -           (31)          403

Exercise of stock options               769,403             8        12,211             -             -             -             -

Tax benefit of restricted
  shares and stock options                    -             -         7,834             -             -             -             -

Foreign currency translation
  adjustment                                  -             -             -             -        (1,159)            -             -
                                     ----------          ----      --------      --------       -------      --------       -------

Balance December 31, 1996            78,126,091          $781      $175,152      $530,782       $  (566)     $(41,933)      $(1,496)
                                     ----------          ----      --------      --------       -------      --------       -------
                                     ----------          ----      --------      --------       -------      --------       -------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1996


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its wholly owned subsidiaries (the Company), including the accounts of Harley-Davidson Motor Company (HDMC), Holiday Rambler LLC (Holiday Rambler) and Eaglemark Financial Services, Inc. (Eaglemark). All significant intercompany accounts and transactions are eliminated. As disclosed in
     Note 3, the operations of Holiday Rambler are classified as discontinued operations. Certain prior year balances have been reclassified in order to conform to current-year presentation.

     The Company has an investment which is accounted for using the equity method. Accordingly, the Company's share of the net earnings (losses) of this entity is included in consolidated net income.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less and restricted cash balances held in connection with commercial paper programs to be cash equivalents. At December 31, 1996 and 1995, the Company had $1.9 million and $1.1 million in restricted cash balances, respectively.

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

     RETAIL INSTALLMENT LOANS SOLD WITH LIMITED RECOURSE; SECURITIZATION AND SERVICING INCOME - During 1996, Eaglemark securitized and sold $238.1 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. These transactions were treated as sales. As such, the receivables are removed from the balance sheet upon sale and a gain is recognized for the difference between the carrying value of the receivables and the adjusted sales price. The adjusted sales price is determined based on a present value estimate of future cash flows on each loan pool sold.

     Eaglemark is required to adopt Statement of Financial Accounting Standards
     (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. Adopting SFAS No. 125 will have an immaterial effect.

     INVENTORIES - Inventories are valued at the lower of cost or market. Inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories, $25.5 million in 1996 and $16.9 million in 1995, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

     DEPRECIATION - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

     FACILITIES START-UP COSTS - Facilities start-up costs are expensed as incurred. During 1996, the Company incurred approximately $7.3 million in start-up costs at the Kansas City and Menomonee Falls facilities.

     PRODUCT WARRANTY - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses were approximately $37.7 million, $27.2 million, and $22.1 million for 1996, 1995 and 1994, respectively.

     ENVIRONMENTAL - The Company accrues for environmental loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated.

     The Company is required to adopt SOP 96-1, "Environmental Remediation Liabilities," effective January 1, 1997. Adopting SOP 96-1 will have an immaterial effect.

     EARNINGS PER SHARE - Earnings per common share assuming no dilution is calculated by dividing elements of net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during 1996, 1995 and 1994 were 75.5 million, 75.1 million, and 76.2 million, respectively. Stock options were not materially dilutive during 1996, 1995 or 1994.

     IMPAIRMENT- The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. Adopting SFAS No. 121 had no effect.

 2.  ADDITIONAL BALANCE SHEET AND CASH FLOWS INFORMATION

     Accounts receivable consist of the following:

                                                          December 31
                                                    -----------------------
                                                        1996           1995
                                                        ----           ----
                                                         (In thousands)
     Motorcycles and Related Products segment:
       Domestic                                     $ 49,888       $ 53,621
       Foreign                                        91,427         75,334
                                                    --------       --------
                                                    $141,315       $128,955
                                                    --------       --------
                                                    --------       --------

     Domestic motorcycle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance.

     The allowance for doubtful accounts deducted from accounts receivable was $1.9 million and $1.5 million at December 31, 1996 and 1995, respectively.

                                                                          December 31
                                                                   -----------------------
                                                                       1996           1995
                                                                       ----           ----
                                                                         (In thousands)
     Inventories:
       Components at the lower of FIFO cost or market:
       Raw materials and work in process                           $ 33,275       $ 32,284
       Finished goods                                                26,331         19,290
       Parts and accessories                                         62,502         52,182
                                                                   --------       --------
                                                                    122,108        103,756
       Excess of FIFO over LIFO inventories                          20,722         19,329
                                                                   --------       --------
                                                                   $101,386       $ 84,427
                                                                   --------       --------
                                                                   --------       --------
     Property, plant and equipment, at cost:
       Land and land improvements                                  $  3,727       $  2,139
       Buildings and improvements                                    92,328         72,752
       Machinery and equipment                                      406,062        312,535
       Construction in progress                                     138,612         80,585
                                                                   --------       --------
                                                                    640,729        468,011
       Less accumulated depreciation                                231,295        183,236
                                                                   --------       --------
                                                                   $409,434       $284,775
                                                                   --------       --------
                                                                   --------       --------
     Accrued and other liabilities:
       Payroll, performance incentives, and related expenses       $ 58,926       $ 47,001
       Warranty/recalls                                              11,221         12,058
       Dealer incentive programs                                     21,268         16,153
       Product liability                                              8,888          8,338
       Income taxes payable                                          29,416          8,978
       Eaglemark acquisition cost                                         -          9,400
       Other                                                         30,596         26,028
                                                                   --------       --------

                                                                   $160,315       $127,956
                                                                   --------       --------
                                                                   --------       --------


     Supplemental cash flow information is as follows:

                                                                       1996           1995           1994
                                                                       ----           ----           ----
                                                                                 (In thousands)
     Net changes in other current assets and current liabilities:
       Accounts receivable                                         $(12,360)      $(35,623)      $(40,335)
       Inventories                                                  (16,959)         5,453        (13,137)
       Prepaid expenses                                              (7,356)        (2,287)           481
       Accounts payable and accrued liabilities                      30,495         47,394         17,371
                                                                   --------       --------       --------
                                                                   $ (6,180)      $ 14,937       $(35,620)
                                                                   --------       --------       --------
                                                                   --------       --------       --------

     Cash paid during the period for interest and income taxes is as follows (in thousands):

       Interest                                                    $ 14,400       $  1,143       $    702
                                                                   --------       --------       --------
                                                                   --------       --------       --------
       Income taxes                                                $ 71,029       $ 60,444       $ 47,612
                                                                   --------       --------       --------
                                                                   --------       --------       --------

     Of the interest paid in 1996, approximately $2.1 million was capitalized.

 3.  DISCONTINUED OPERATIONS

     On January 22, 1996, the Company announced its strategic decision to discontinue the operations of the Transportation Vehicles segment in order to concentrate its financial and human resources on its core motorcycle business. The Transportation Vehicles segment was comprised of the Recreational Vehicles division, the Commercial Vehicles division and B & B Molders, a manufacturer of custom or standard tooling and injection molded plastic pieces. During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million; approximately $100 million in cash and $5 million in notes and preferred stock.

     The components of net assets of discontinued operations included in the balance sheet at December 31, 1995 are as follows:

          Current assets (mainly trade
            receivables and inventory)              $105,459
          Accounts payable, accrued
            liabilities and other                    (48,911)
                                                    --------
          Net current assets                        $ 56,548
                                                    --------
                                                    --------

          Property, plant and equipment, net        $ 51,982
          Other non-current assets                     3,026
                                                    --------
          Net long-term assets                      $ 55,008
                                                    --------
                                                    --------

     The condensed statements of operations relating to discontinued operations are presented below:

                                                    Year ended December 31,
                                                        1995           1994
                                                        ----           ----
          Net sales                                 $443,950       $382,805
          Costs and expenses                         441,388        377,176
                                                    --------       --------
          Income before income taxes                   2,562          5,629
          Provision (benefit) for income taxes         1,132         (2,422)
                                                    --------       --------
          Net income                                $  1,430       $  8,051
                                                    --------       --------
                                                    --------       --------

     In 1994, the Company's tax provision included a benefit of $4.6 million related to its legal reorganization. Included in the 1996 gain on disposition of discontinued operations is a net tax benefit of $2.0 million, including benefits related to the 1994 legal reorganization.

     It is the Company's policy to allocate interest on debt (to be assumed by the buyer) to discontinued operations, which was approximately $.7 million, $2.5 million, and $1.6 million for 1996, 1995 and 1994, respectively.

 4.  EAGLEMARK FINANCIAL SERVICES, INC.

     On November 14, 1995, the Company acquired substantially all of the common stock and common stock equivalents of Eaglemark, a company in which it held a 49% interest since 1993. The transaction was accounted for as a step acquisition under the purchase method. The purchase price for the shares and equivalents was approximately $45 million, which was paid from internally generated funds and short-term borrowings. The excess of the acquisition cost over the fair value of the net assets purchased resulted in approximately $43 million of goodwill which is being amortized on a straight-line basis over twenty years.

     The Company has included the results of operations of Eaglemark in its statement of operations for the year ended December 31, 1995 as though it had been acquired at the beginning of the year and deducted the preacquisition earnings as part of non-operating expense. Prior to 1995, the Company accounted for its investment in Eaglemark using the equity method. The results of operations for 1995 and 1994 on a pro forma basis, would not have been materially different from the reported amounts for 1995 or 1994 if the acquisition were assumed to have taken place at the beginning of 1994.

     Finance receivables originated or purchased by Eaglemark were as follows at December 31, (in thousands):

                                                   1996           1995
                                                   ----           ----
          Wholesale                            $147,925       $119,817
          Retail                                169,432         84,574
          Other                                  24,848         12,412
                                               --------       --------
                                                342,205        216,803
          Allowance for credit losses             4,133          3,359
                                               --------       --------
                                               $338,072       $213,444
                                               --------       --------
                                               --------       --------

     Eaglemark's finance receivables include wholesale loans to dealers for the purpose of inventory financing and retail loans to consumers in the form of installment sales contracts and revolving charge receivables. Eaglemark holds titles to vehicles financed, and certain revolving charge receivables are cross-collateralized when the customer also has an installment contract. Eaglemark generates finance receivables in the United States and Canada and has a geographically diversified loan portfolio.

     Wholesale finance receivables are primarily motorcycles and related parts and accessories which are contractually due within one year. Retail finance receivables are primarily motorcycles and personal watercraft. On December 31, 1996, contractual maturities of finance receivables were as follows (in thousands):

          1997                                 $183,808
          1998                                   24,143
          1999                                   21,220
          2000                                   20,423
          2001                                   20,996
          Thereafter                             71,615
                                               --------
          Total                                $342,205
                                               --------
                                               --------

     The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses for the year ended December 31, is as follows (in thousands):

                                                   1996           1995
                                                   ----           ----
          Balance at beginning of year           $3,359         $2,638
          Provision                               1,382          1,275
          Charge-offs                              (608)          (554)
                                                 ------         ------
          Balance at end of year                 $4,133         $3,359
                                                 ------         ------
                                                 ------         ------

     Eaglemark serviced with limited recourse $283.8 million and $160.2 million of retail installment loans as of December 31, 1996 and 1995, respectively.

     Eaglemark's debt as of December 31, consisted of the following (in thousands):

                                                   1996           1995
                                                   ----           ----
          Commercial paper                     $153,802       $131,830
          Revolving credit facility             104,263         32,500
                                               --------       --------
          Total finance debt                   $258,065       $164,330
                                               --------       --------
                                               --------       --------

     As of December 31, 1996, Eaglemark has in place a $150.0 million revolving credit facility provided by a diversified financial institutions group to primarily fund retail loan originations. This facility expires on October 31, 1997. Borrowings under this facility are limited to 110% of the outstanding loan balance of eligible receivables. The amount of net eligible receivables at December 31, 1996 was approximately $132.3 million.

     As of December 31, 1995, Eaglemark had in place a $60.0 million revolving credit facility provided by a syndicate of banks to fund primarily the United States and Canadian retail loan originations. This facility expired on October 31, 1996.

     During 1996, Eaglemark entered into a $75.0 million commercial paper conduit program with a large multi-national bank. The conduit issues commercial paper on behalf of the Company to provide short-term warehouse financing for United States retail motorcycle loan originations. This facility expires in March, 1997. Commercial paper borrowings under the facility are secured by the outstanding loan balance of eligible retail motorcycle receivables. The amount of net eligible receivables at December 31, 1996 was approximately $28.4 million.

     Eaglemark also issues short-term commercial paper secured by wholesale motorcycle finance receivables with maximum issuance available of $175.0 million. Maturities of commercial paper issued range from 1 to 60 days, and the current commercial paper program expires in December, 1997. The weighted average interest rate on outstanding commercial paper balances was 5.51% at December 31, 1996.

     During 1996, the Company entered into a support agreement with Eaglemark, whereby, the Company agrees to provide Eaglemark with certain financial support payments if required. The payment may be provided at the Company's option either as a capital contribution or as a loan.

 5.  NOTES PAYABLE

     As of December 31, 1996, the Company had unsecured lines of credit totaling approximately $50.0 million, of which approximately $45.7 million remained available after consideration of borrowings and outstanding letters of credit.

6.   INCOME TAXES

     Details of income from continuing operations before provision for income taxes are as follows:

                                                  1996        1995        1994
                                                  ----        ----        ----
                                                         (In thousands)
          Income from continuing operations
            before taxes:
          Domestic                            $217,700    $159,046    $142,009
          Foreign                                9,922      16,943      14,431
                                              --------    --------    --------
                                              $227,622    $175,989    $156,440
                                              --------    --------    --------
                                              --------    --------    --------

          Provision for income taxes
            consists of the following:
          Current:
            Federal                            $73,537     $56,384     $46,442
            State                               10,524       7,308      10,682
            Foreign                              6,254       8,279       7,124
                                               -------     -------     -------
                                                90,315      71,971      64,248
          Deferred:
            Federal                             (5,005)     (5,895)     (3,275)
            State                                 (667)       (780)       (440)
            Foreign                               (430)       (357)       (314)
                                               -------     -------     -------
                                                (6,102)     (7,032)     (4,029)
                                               -------     -------     -------
          Total                                $84,213     $64,939     $60,219
                                               -------     -------     -------
                                               -------     -------     -------

     The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate due to the following items:

                                                  1996        1995        1994
                                                  ----        ----        ----
          Provision at statutory rate             35.0%       35.0%       35.0%
          Foreign income taxes                     1.0         1.2         1.0
          Foreign tax credits                     (1.0)       (1.2)       (1.0)
          State taxes, net of federal benefit      2.9         2.6         4.0
          Foreign sales corporation               (1.3)        (.8)       (1.0)
          Other                                     .4          .2          .5
                                                  ----        ----        ----
          Provision for income taxes              37.0%       37.0%       38.5%
                                                  ----        ----        ----
                                                  ----        ----        ----

     Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31 include the following:

                                                              1996        1995
                                                              ----        ----
                                                               (In thousands)

          Deferred tax assets:
            Accruals not yet tax deductible               $ 30,921    $ 25,409
            Postretirement health care benefit obligation   27,719      25,935
            Other, net                                       8,319       6,116
                                                          --------    --------
                                                            66,959      57,460
          Deferred tax liabilities:
            Depreciation, tax in excess of book            (13,923)    (10,665)
            Inventory adjustments                           (1,206)     (2,808)
            Pension obligation                              (1,140)     (1,767)
                                                          --------    --------
                                                           (16,269)    (15,240)
                                                          --------    --------
          Net deferred tax asset                          $ 50,690    $ 42,220
                                                          --------    --------
                                                          --------    --------

 7.  COMMITMENTS AND CONTINGENCIES

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

     Under the terms of the sale of the Commercial Vehicles Division, the Company has agreed to indemnify Utilimaster Corporation, for 12 years, for certain claims related to environmental contamination present at the date of sale, up to $20 million. Based on the environmental studies done as part of the sale of the Transportation Vehicles segment, the Company does not expect to incur any material expenditure under this indemnification.

     Since June, 1996, the Company self-insures its product liability losses in the United States up to $2.5 million ($3.0 million between June, 1995 and June, 1996). Catastrophic coverage is maintained for individual claims in excess of $2.5 million ($3.0 million between June, 1995 and June, 1996) up to $25 million. Prior to June, 1995, the Company was self-insured for all product liability losses in the United States. Outside the United States, the Company is insured for product liability up to $25 million per individual claim and in the aggregate. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

     At December 31, 1996, the Company was contingently liable for $18.3 million related to letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

     The following data is provided for the pension plans for the years indicated (in thousands):

                                                                  Year Ended December 31,
                                                         --------------------------------------
                                                             1996           1995           1994
                                                             ----           ----           ----
     Components of net periodic pension cost:
       Service cost - benefits earned during the year    $  6,243       $  5,184        $ 5,324
       Interest cost on projected benefit obligations      12,540         11,237         10,284
       Actual return on plan assets                       (15,912)       (16,547)        (2,028)
       Net amortization and deferral                        5,245          7,523         (5,208)
                                                         --------       --------        -------
       Net periodic pension cost                         $  8,116       $  7,397        $ 8,372
                                                         --------       --------        -------
                                                         --------       --------        -------


     Reconciliation of funded status:

                                                          September 30, 1996            September 30, 1995
                                                      --------------------------    --------------------------
                                                        Assets       Accumulated      Assets       Accumulated
                                                        Exceed        Benefits        Exceed        Benefits
                                                      Accumulated       Exceed      Accumulated       Exceed
                                                       Benefits         Assets       Benefits         Assets
                                                      -----------    -----------    -----------    -----------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                          $42,716       $ 82,185       $ 38,648       $ 69,003
       Nonvested benefit obligation                         5,473         12,117          5,706          7,071
                                                          -------       --------       --------       --------
       Accumulated benefit obligation                     $48,189       $ 94,302       $ 44,354       $ 76,074
                                                          -------       --------       --------       --------
                                                          -------       --------       --------       --------

     Projected benefit obligations for
       service rendered to date                            68,785        107,834       $ 63,611       $ 90,010
     Plan assets at fair value, consisting primarily
       of debt securities, bank common trust funds,
       common stock, and an immediate participation
       guarantee contract                                  54,345         83,569         46,899         68,012
                                                          -------       --------       --------       --------

     Projected benefit obligation in excess
       of plan assets                                      14,440         24,265         16,712         21,998
     Unrecognized net loss from past experience
       different from that assumed and changes
       in assumptions                                      (9,952)       (11,589)       (13,033)       (13,711)
     Unrecognized prior service cost                       (4,871)       (12,309)        (5,327)        (6,999)
     Unrecognized transition asset                            495            669            619            894
     Additional minimum liability                               -          9,696              -          5,880
                                                          -------       --------       --------       --------

     Accrued (prepaid) pension cost, September 30             112         10,732         (1,029)         8,062
     Fourth quarter contribution                                -           (403)             -           (510)
                                                          -------       --------       --------       --------
     Accrued (prepaid) pension cost, December 31          $   112       $ 10,329       $ (1,029)      $  7,552
                                                          -------       --------       --------       --------
                                                          -------       --------       --------       --------

     The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1996, the adjustment required to reflect the Company's minimum pension liability was $9.7 million. The Company has recorded an intangible asset in the same amount.

     The assumptions used in determining pension expense (for the following year) and funded status information shown above were as follows:


                                                             1996   1995   1994
                                                             ----   ----   ----
          Discount rate                                       8.3%   8.3%   8.3%
          Rate of increase in future compensation levels      5.0%   5.0%   5.0%
          Assumed long-term rate of return on plan assets    10.3%  10.3%  10.3%


     Certain of the Company's plans relating to hourly employees have been amended to increase the scheduled benefits. The Company's plan relating to salaried employees was also amended to increase the scheduled benefits. During 1996, the Company accrued approximately $2.0 million related to early retirement benefits offered to some hourly employees.

     The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $2.0 million, $1.5 million and $1.4 million for matching contributions during 1996, 1995 and 1994, respectively.


 9.  POSTRETIREMENT HEALTH CARE BENEFITS

     The Company has several postretirement health care benefit plans covering substantially all employees of the Motorcycles segment. Employees are eligible to receive benefits upon attaining age 55 after rendering at least 10 years of service to the Company.

     The Company's postretirement health care plans are currently funded as claims are submitted ($2.3 million in 1996 and $1.8 million in 1995). Some of the plans require employee contributions to offset benefit costs. The status of the plans was as follows:


                                                               September 30
                                                           -------------------
                                                              1996        1995
                                                              ----        ----
                                                              (In thousands)
     Accumulated postretirement benefit obligation:
     Retirees                                              $16,134     $15,317
     Fully eligible active plan participants                 8,064       7,501
     Other active plan participants                         25,091      21,746
                                                           -------     -------
                                                            49,289      44,564
     Unrecognized net gain                                  14,611      16,843
     Unrecognized prior service cost                         2,382       2,621
     Fourth quarter contribution                              (481)       (458)
                                                           -------     -------
     Accrued postretirement benefit
       liability, December 31                              $65,801     $63,570
                                                           -------     -------
                                                           -------     -------


     The net periodic postretirement benefit cost includes the following:


                                                        Year Ended December 31
                                                        ----------------------
                                                              1996        1995
                                                              ----        ----
                                                             (In thousands)
     Service cost - benefits earned during the year        $ 2,036      $1,751
     Interest cost on projected benefit obligation           3,524       3,879
     Net amortization and deferral                          (1,065)       (589)
                                                           -------      ------
     Net periodic postretirement benefit cost              $ 4,495      $5,041
                                                           -------      ------
                                                           -------      ------

     The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was 9% in 1996. The per capita health care cost trend rate is assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. This assumption can have a significant effect on the amounts reported. If the weighted average health care cost trend rate were to increase by 1%, the accumulated postretirement benefit obligation as of September 30, 1996 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 would increase by $5.1 million and $.8 million, respectively. The weighted average discount rate used to determine the accumulated postretirement benefit obligation of the health care plans as of September 30, 1996 and 1995 was 8.25%.

10.  CAPITAL STOCK

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

     The Company has designated .5 million of the 2.0 million authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 400 votes per share (subject to adjustment) and other rights such that the value of a one one-hundredth interest in a share of Preferred Stock should approximate the value of four shares of common stock.

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

     Information with respect to restricted stock outstanding is as follows:

                                                   1996        1995        1994
                                                   ----        ----        ----
     Outstanding at beginning of year at
       $4.73 to $26.94 per share                101,700      34,200     966,074
     Restricted shares granted at
       $23.0625 to $35.06                        16,400      67,500           -
     Restricted shares vested at
       $4.46 to $5.05 per share                 (34,200)          -    (931,874)
                                                -------     -------    --------
     Total shares outstanding at end of year at
       $23.0625 to $35.06 per share              83,900     101,700      34,200
                                                -------     -------    --------
                                                -------     -------    --------
     Weighted-average fair value of
       shares granted during the year            $35.06
                                                 ------
                                                 ------

     Expense in 1996, 1995 and 1994 associated with this restricted stock plan was $.4 million, $.3 million, and $.7 million, respectively.

     The Company has Stock Option Plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options may be exercised one year after the date of grant, not to exceed 25 percent of the shares in the first year with an additional 25 percent to be exercisable in each of the three following years. The options expire ten years from the date of grant. The number of shares of common stock available for future grants under such plans were 3.3 million and 3.8 million at December 31, 1996 and 1995, respectively.

     The following table summarizes the transactions of the Company's Stock Option Plans for the three-year period ended December 31, 1996:

                                                      1996                     1995          1994
                                         -----------------------------      ---------      ---------
                                                      Weighted-Average
                                          Options      Exercise Price        Options        Options
                                         ---------    ----------------      ---------      ---------
Options outstanding at
  beginning of year                      3,550,083         $16.32           3,018,058      2,583,482
Options granted                            548,540          35.81             805,360        728,410
Options exercised                         (769,403)         13.05            (200,434)      (252,772)
Options cancelled                         (130,074)         25.78            ( 72,901)       (41,062)
                                         ---------                          ---------      ---------
Options outstanding at
  end of year                            3,199,146          20.07           3,550,083      3,018,058
                                         ---------                          ---------      ---------
                                         ---------                          ---------      ---------
Weighted-average fair value
  of options granted during
  the year                                  $14.26                             $10.89
                                            ------                             ------
                                            ------                             ------
Number of options exercisable
  at end of year                         1,824,938         $12.71           2,104,240      1,806,038
                                         ---------         ------           ---------      ---------
                                         ---------         ------           ---------      ---------

     Options outstanding at December 31, 1996:

     Price range $3.11 to $20; weighted
       average contractual life of
       4.2 years                         1,450,709         $ 9.41
     Price range $20.01 to $40;
       weighted average contractual
       life of 8.1 years                 1,748,437          28.87
                                         ---------
                                         3,199,146
                                         ---------
                                         ---------

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. As is permitted under SFAS No. 123, the Company elected to continue to account for employee stock compensation (e.g., restricted stock and stock options) in accordance with APB Opinion No. 25 (APB
     25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price at the measurement date. SFAS No. 123 calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all awards. The Company's net income would not have been materially different had compensation expense for employee stock compensation been recognized consistent with SFAS No. 123.

     In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1996: risk-free interest rate of approximately 5%, dividend yield of .5%; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of two years from the vesting date. These pro-forma calculations only include the effects of 1996 and 1995 grants.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, finance receivables, receivables from retail installment loan sales, debt and foreign currency exchange contracts. The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.

     The book value of receivables from retail installment loan sales is $24.8 million and is included with finance receivables on the balance sheet. The fair value of these receivables is estimated to be $26.0 million based on discounting future excess cash flows associated with these transactions. None of the Company's debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4, for the terms and carrying values of the Company's various debt instruments.

     The Company enters into forward exchange contracts to hedge against sales transactions denominated principally in European currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to foreign subsidiaries will be adversely affected by changes in exchange rates. At December 31, 1996, the Company had forward exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. Dollars or German Deutsche Marks. These contracts represent a combined U.S. dollar equivalent commitment of approximately $64.3 million and $29.4 million at December 31, 1996 and 1995, respectively. Eaglemark has also entered into Canadian forward contracts to hedge the Canadian dollar in connection with their wholesale finance program. At December 31, 1996 and 1995, respectively, Eaglemark had $19.0 million and $17.4 million of Canadian forward contracts outstanding. The current contracts have maturities of less than nine months. Unrealized gains and losses on these forward exchange contracts, which were not material at December 31, 1996 or 1995, are deferred and recognized at the time the hedged transaction is settled.

     Eaglemark has interest rate cap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. At December 31, 1996 and 1995, Eaglemark had approximately $20 million in interest rate caps outstanding. At December 31, 1996, the fair value of the caps, if Eaglemark were to terminate the agreements, was not material.

12.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     (a)  BUSINESS SEGMENTS

     The Company operates in two business segments (excluding discontinued operations): Motorcycles and Related Products and Financial Services.

     The Motorcycles and Related Products ("Motorcycles") segment consists primarily of the Company's wholly-owned subsidiary, H-D Michigan, Inc., and its wholly-owned subsidiary, Harley-Davidson Motor Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company holds a smaller market share in the European market, which is a larger market than the United States.

     The Financial Services ("Eaglemark") segment consists of the Company's majority-owned subsidiary, Eaglemark Financial Services, Inc. Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American dealers. Eaglemark also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eaglemark has established a proprietary credit card for use in the Company's independent dealerships. Eaglemark also provides property and casualty insurance for motorcycles as well as extended service contracts. A smaller portion of its customers are in other leisure products businesses. Prior to 1995, Eaglemark carried on business only in the United States. In 1995, Eaglemark expanded its operations to include Canada.

     Information by industry segment is set forth below (in thousands):

                                              1996          1995          1994
                                              ----          ----          ----
     Net sales:
       Motorcycles and Related Products $1,531,227    $1,350,466    $1,158,887
       Financial Services (1)               n/a           n/a           n/a
                                        ----------    ----------    ----------
                                        $1,531,227    $1,350,466    $1,158,887
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------
     Income from operations:
       Motorcycles and Related Products   $228,093      $184,475      $163,510
       Financial Services (1)                7,801         3,620             -
       General corporate expenses           (7,448)       (7,299)       (9,948)
                                          --------      --------      --------
                                          $228,446      $180,796      $153,562
                                          --------      --------      --------
                                          --------      --------      --------

                                     Motorcycles
                                     and Related  Transportation    Financial
                                       Products    Vehicles (2)    Services(1)     Corporate  Consolidated
                                     -----------  --------------   -----------     ---------  ------------
     1996
     Identifiable assets                $790,271           n/a        $387,666      $142,048    $1,319,985
     Depreciation and amortization        51,657           n/a           3,367           258        55,282
     Net capital expenditures            176,771           n/a           1,994             6       178,771

     1995
     Identifiable assets                $595,118        $111,556      $269,461       $24,535    $1,000,670
     Depreciation and amortization        41,754           n/a             320           255        42,329
     Net capital expenditures            112,579           n/a             221           185       112,985

     1994
     Identifiable assets                $494,362        $110,886         n/a         $71,415      $676,663
     Depreciation and amortization        32,617           n/a           n/a             246        32,863
     Net capital expenditures             88,542           n/a           n/a             124        88,666

     (1) During 1996 and 1995, the results of operations for the majority-owned financial services subsidiary are included in Income from operations in the statements of operations. During 1994, the equity in earnings of the financial services subsidiary was included in other income.
          See Note 4.

     (2) The results of operations for the Transportation Vehicles segment are classified as discontinued operations in the statements of operations. See Note 3.

     There were no sales between business segments for the years ended December 31, 1996, 1995 or 1994.

     (b)  FOREIGN OPERATIONS

     Included in the consolidated financial statements are the following amounts relating to foreign affiliates:

                                                  1996        1995        1994
                                                  ----        ----        ----
                                                         (In thousands)
          Assets                              $ 95,500    $ 66,658    $ 57,626
          Net sales                            216,957     221,193     176,521
          Net income                             4,098       9,021       7,621

     Export sales of domestic subsidiaries to nonaffiliated customers were $196.0 million, $172.9 million and $155.2 million in 1996, 1995 and 1994, respectively.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions, except per share data)


                                            1st Quarter            2nd Quarter              3rd Quarter             4th Quarter
                                        ------------------      ------------------      ------------------      ------------------
                                         1996        1995        1996        1995        1996        1995        1996        1995
                                         ----        ----        ----        ----        ----        ----        ----        ----
Net sales                               $371.1      $294.9      $392.8      $355.6      $385.8      $327.1      $381.5      $372.9

Gross profit                             115.8        90.4       124.8       109.7       120.5        96.8       129.0       114.5

Income from continuing operations         33.0        23.8        39.9        33.2        33.2        23.5        37.3        30.6
Income (loss) from discontinued
  operations, net of tax                     -         (.2)          -          .2           -          .2        22.6         1.2
Net income                                33.0        23.6        39.9        33.4        33.2        23.7        59.9        31.8

Per common share:
  Income from continuing operations        .44         .31         .53         .45         .44         .32         .49         .40
  Income from discontinued
    operations                               -           -           -           -           -           -         .30         .02
  Net income                               .44         .31         .53         .45         .44         .32         .79         .42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included or to be included in the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1996 (the "Proxy Statement"), under the captions "1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information included or to be included in the Proxy Statement under the caption "Executive Compensation" (except the information from and after the caption "Board of Directors Human Resources Committee Report on Executive Compensation") is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included or to be included in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included or to be included in the Proxy Statement under the caption "Certain Transactions" is incorporated by reference herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

                                                                            Page
                                                                            ----
Consolidated statements of operations for each of the three years
  in the period ended December 31, 1996                                       30

Consolidated balance sheets at December 31, 1996 and 1995                     31

Consolidated statements of cash flows for each of the three years
  in the period ended December 31, 1996                                       32

Consolidated statements of shareholders' equity for each of the
  three years in the period ended December 31, 1996                           33

Notes to consolidated financial statements                                    34

Consolidated financial statement schedules for each of the three years in the period ended December 31, 1996

     II -  Valuation and qualifying accounts                                  55

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

                                LIST OF EXHIBITS
                           [Items 14(a)(3) and 14(c)]

Exhibit No.            Description
-----------            -----------
   3.1         Restated Articles of Incorporation

   3.2         By-Laws

   4.1         Form of Rights Agreement between the Registrant and Firstar Trust
               Company

   4.2         Amendment to Rights Agreement dated as of June 21, 1991

   4.3         Amendment to Rights Agreement dated as of August 23, 1995

   10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, and Teerlink

   10.2*       1986 Stock Option Plan

   10.3*       1988 Stock Option Plan

   10.4*       1990 Stock Option Plan

   10.5*       1995 Stock Option Plan

   10.6*       Consulting Agreement between the Registrant and Mr. Beals

   10.7* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Teerlink and Ziemer

   10.8*       Deferred Compensation Plan

   10.9* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Teerlink and Ziemer

   10.10*      Harley-Davidson, Inc. Corporate Short Term Incentive Plan

   10.11* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein and Gray


   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                 LIST OF EXHIBITS
                            [Items 14(a)(3)and 14(c)]

Exhibit No.            Description
-----------            -----------
   10.12* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Teerlink and Ziemer

   10.13* Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, Gray and Teerlink

   10.14*      Harley-Davidson Pension Benefit Restoration Plan

   10.15*      Description of post-retirement life insurance equivalent

   11          Computation of Primary and Fully Diluted Earnings Per Share

   21          List of Subsidiaries

   23          Consent of Ernst & Young LLP, Independent Auditors

   27          Financial Data Schedule


   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                                     SCHEDULE II

                              HARLEY-DAVIDSON, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                  Balance at     Additions                        Balance
                                                   beginning     charged to                       at end
Classification                                      of year       expense    Deductions(1)        of year
--------------                                    ----------     ----------  -------------        -------
Accounts receivable -
  Allowance for doubtful accounts:
     1996                                             $1,541         $  377        $     0         $1,918
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
     1995                                             $1,750         $ (123)       $   (86)        $1,541
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
     1994                                             $1,532         $  253        $   (35)        $1,750
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
Finance receivables -
  Allowance for doubtful accounts:
     1996                                             $3,359         $1,382        $  (608)        $4,133
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
     1995                                             $2,638         $1,275        $  (554)        $3,359
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
Inventories -
  Allowance for obsolescence
    and loss (2):
     1996                                             $2,232         $3,846        $(1,444)        $4,634
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
     1995                                             $1,961         $1,857        $(1,586)        $2,232
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------
     1994                                             $2,783         $  830        $(1,652)        $1,961
                                                      ------         ------        -------         ------
                                                      ------         ------        -------         ------

  (1) Represents amounts written off to the reserve, net of recoveries.

  (2) Stated in last-in, first-out (LIFO) cost.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

HARLEY-DAVIDSON, INC.

     By:  /S/ Richard F. Teerlink
          ------------------------------
          Richard F. Teerlink
          Chairman, President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

     Name                          Title
     ----                          -----
     /S/ Richard F. Teerlink       Chairman, President, Chief Executive Officer
     ---------------------------- (Principal executive officer) and Director Richard F. Teerlink

     /S/ James L. Ziemer           Vice-President and Chief Financial Officer
     ----------------------------   (Principal financial officer)
     James L. Ziemer

     /S/ James M. Brostowitz       Vice-President/Controller (Principal
     ---------------------------- accounting officer) and Treasurer James M. Brostowitz

     /S/ Barry K. Allen            Director
     ----------------------------
     Barry K. Allen

     /S/ Vaughn L. Beals           Director
     ----------------------------
     Vaughn L. Beals, Jr.

     /S/ Richard I. Beattie        Director
     ----------------------------
     Richard I. Beattie

     /S/ Jeffrey L. Bleustein      Director
     ----------------------------
     Jeffrey L. Bleustein

     /S/ Richard J. Hermon-Taylor  Director
     ----------------------------
     Richard J. Hermon-Taylor

     /S/ Donald A. James           Director
     ----------------------------
     Donald A. James

     /S/ Richard G. LeFauve        Director
     ----------------------------
     Richard G. LeFauve

     /S/ Sara L. Levinson          Director
     ----------------------------
     Sara L. Levinson

     /S/ James A. Norling          Director
     ----------------------------
     James A. Norling

                                INDEX TO EXHIBITS
                           [Items 14(a)(3) and 14(c)]

Exhibit No.            Description
-----------            -----------
   3.1 Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
               9183)).

   3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183)).

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

   10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein and Teerlink (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-5871)).

   10.2* Harley-Davidson, Inc. 1986 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
               9183)).

   10.3* Harley-Davidson, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
               9183)).

   10.4* Harley-Davidson, Inc. 1990 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
               9183)).

   10.5*       Harley-Davidson, Inc. 1995 Stock Option Plan.

   10.6* Consulting Agreement between the Registrant and Mr. Beals (incorporated herein by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).



   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                INDEX TO EXHIBITS
                           [Items 14(a)(3) and 14(c)]

Exhibit No.            Description
-----------            -----------
   10.7* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Teerlink and Ziemer.

   10.8*       Deferred Compensation Plan (incorporated herein by reference from
               Exhibit 10.8 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

   10.9* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Teerlink and Ziemer (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).

   10.10* Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference from Exhibit A to the Registrants' 1993 Proxy Statement for the May 14, 1994 Annual Meeting of Shareholders).

   10.11* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, and Gray.

   10.12* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Teerlink and Ziemer.

   10.13* Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, Gray and Teerlink (incorporated herein by reference from Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183)).

   10.14* Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183)).

   10.15*      Description of post-retirement life insurance equivalent.

   11          Computation of Primary and Fully Diluted Earnings Per Share.

   21          List of Subsidiaries.

   23          Consent of Ernst & Young LLP, Independent Auditors.

   27          Financial Data Schedule.


   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.