Form 10-Q
period 1997-03-30
HARLEY DAVIDSON INC
filed 1997-05-14
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 30, 1997
                or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934   For the transition period from
           _______________ to ______________

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of May 9, 1997:         75,755,206  Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                     For the Quarter Ended March 30, 1997




                                                                       Page
   Part I.  Financial Information

            Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations     3

                    Condensed Consolidated Balance Sheets               4

                    Condensed Consolidated Statements of Cash Flows     5

                    Notes to Condensed Consolidated Financial
                      Statements                                        6-7


            Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     8-12

   Part II.  Other Information


            Item 1. Legal Proceedings                                   13

            Item 6. Exhibits and Reports on Form 8-K                    13

            Signatures                                                  14

            Exhibit Index                                               15

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                    Three months ended
                                                  March 30,      March 31,
                                                   1997            1996

   Sales                                          $427,095       $371,051
   Cost of goods sold                              288,881        255,274
                                                   -------        -------
   Gross profit                                    138,214        115,777
   Operating income from financial services          2,219          1,732
   Selling, administrative and engineering
     expenses                                      (77,785)       (63,484)
                                                   -------        -------
   Income from operations                           62,648         54,025
   Interest income (expense) - net                   1,574           (405)
   Other - net                                        (185)        (1,249)
                                                   -------        -------
   Income before provision for
     income taxes                                   64,037         52,371
   Provision for income taxes                       23,695         19,377
                                                   -------        -------
   Net income                                     $ 40,342       $ 32,994
                                                   =======        =======
   Weighted average common shares outstanding       75,699         75,113
                                                   =======        =======
   Net income per common share                       $0.53          $0.44
                                                   =======        =======
   Cash dividends per share                          $0.06          $0.05
                                                   =======        =======

                             See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                       March 30,     Dec. 31,     March 31,
                                         1997          1996         1996
                                     (Unaudited)                (Unaudited)
   Current assets:
    Cash and cash equivalents        $  113,548   $  142,479   $    39,577
    Accounts receivable, net            215,032      141,315       157,786
    Inventories (Note 2)                 93,440      101,386        85,758
    Notes receivable                          -            -        12,000
    Other current assets                 40,631       44,141        29,128
    Net assets from discontinued
       operations                             -            -        22,833
                                      ---------    ---------    ----------
       Total current assets             462,651      429,321       347,082
   Finance receivables, net             418,119      338,072       270,762
   Property, plant and equipment,
    net                                 418,175      409,434       293,270
   Goodwill                              40,349       40,900        42,643
   Other assets                         100,676      102,258        82,177
   Net assets from discontinued
    operations                                -            -        26,981
                                      ---------    ---------     ---------
                                     $1,439,970   $1,319,985    $1,062,915
                                      =========    =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
    Notes payable                 $           -  $     2,580   $     1,298
    Accounts payable                    110,874      100,699        97,790
    Accrued expenses and other          163,707      160,315       118,877
                                     ----------   ----------     ---------
       Total current liabilities        274,581      263,594       217,965
   Finance debt                         335,740      258,065       196,657
   Postretirement health care
    benefits                             66,635       65,801        63,980
   Other long-term liabilities           67,327       69,805        50,746

   Contingencies (Note 4)

   Total shareholders' equity           695,687      662,720       533,567
                                     ----------   ----------    ----------
                                     $1,439,970   $1,319,985    $1,062,915
                                     ==========   ==========    ==========



                             See accompanying notes.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                   Three months ended
                                                  March 30,    March 31,
                                                    1997         1996

   Cash flows from operating activities:
         Net income                               $ 40,342     $ 32,994
         Depreciation and amortization              16,631       12,122
         Long-term employee benefits                 1,073        1,258
         Other-net                                   1,931        1,490
         Net change in discontinued operations           -        4,953
         Net change in other current assets
           and current liabilities                 (48,694)     (42,551)
                                                   -------     --------
   Net cash provided by operating activities        11,283       10,266

   Cash flows from investing activities:
         Purchase of property and equipment        (24,625)     (19,884)
         Finance receivables acquired or
           originated                             (279,700)    (274,435)
         Finance receivables collected/sold        198,495      216,507
         Proceeds from disposition of
           discontinued segment                          -       23,350
         Net change in discontinued operations           -       (3,338)
         Other - net                                (6,089)      (4,297)
                                                  --------     --------
   Net cash used in investing activities          (111,919)     (62,097)

   Cash flows from financing activities:
         Net decrease in notes payable              (2,580)      (1,393)
         Net increase in finance debt               77,675       32,327
         Dividends paid                             (4,671)      (3,899)
         Issuance of stock under employee
           stock and option plans                    1,281       11,134
         Net change in discontinued
           operations                                    -       21,777
                                                  --------    ---------
   Net cash provided by financing
         activities                                 71,705       59,946
                                                  --------    ---------
   Net increase (decrease) in cash and
         cash equivalents                          (28,931)       8,115

   Cash and cash equivalents:
         At beginning of period                    142,479       31,462
                                                  --------     --------
         At end of period                         $113,548     $ 39,577
                                                  ========     ========


                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 30, 1997 and March 31, 1996, and the results of operations for the three-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

   Note 2 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                        March 30,  Dec. 31,     March 31,
   Components at the lower of cost,      1997        1996        1996
     first-in, first-out (FIFO),
     or market:
        Raw material & work-in-
           process                      $ 32,674   $ 33,275      $ 30,328
        Finished goods                    19,496     26,331        19,236
        Parts & accessories               62,619     62,502        56,023
                                        --------   --------      --------
                                         114,789    122,108       105,587
   Excess of FIFO over LIFO               21,349     20,722        19,829
                                        --------   --------      --------
   Inventories as reflected in the
     accompanying condensed
     consolidated balance sheets        $ 93,440   $101,386      $ 85,758
                                        ========   ========      ========

   Note 3 - Supplemental noncash investing activities
   During 1996, the Company completed the sale of the Transportation Vehicles segment resulting in a $22.6 million gain, net of applicable income taxes, or $.30 per share, which was recorded in the fourth quarter. During the first quarter of 1996, a division of the Transportation Vehicles segment was sold for approximately $23 million in cash, $3 million in preferred stock of the buyer, Monaco Coach Corporation ("Monaco"), a $12 million note from a Monaco subsidiary guaranteed by Monaco and assumption by Monaco of certain liabilities of the acquired operations in the approximate amount of $47 million. The note was paid in full during the third quarter of 1996.

   Note 4 - Contingencies
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the "Facility"). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years.


   Note 5 - Pending Accounting Change - Earnings per share
   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the quarters ended March 30, 1997 and March 31, 1996 is not expected to be material.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         Results of Operations for the Three Months Ended March 30, 1997
                Compared to the Three Months Ended March 31, 1996

   For the quarter ended March 30, 1997, consolidated net sales totaled $427.1 million, a $56.0 million or 15.1% increase over the same period last year. Net income and earnings per share for 1997 were $40.3 million and $.53 on 75.7 million shares outstanding versus $33.0 million and $.44 on 75.1 million shares outstanding in 1996, increases of 22.3% and 21.3%, respectively. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
       For the Three Month Periods Ended March 30, 1997 and March 31, 1996


                                                       Incr
                                    1997     1996     (Decr)      %
    Motorcycle units (excluding
     Buell)                         32,860   30,071    2,789       9.3%

    Net sales (in millions):

      Motorcycles (excluding
       Buell)                       $337.5   $297.0    $40.5      13.6%
      Motorcycle Parts and
       Accessories                    54.4     47.3      7.1      15.1

      General Merchandise             24.5     20.9      3.6      16.9

      Other                           10.7      5.9      4.8      83.4

        Total Motorcycles and
          Related Products          $427.1   $371.1    $56.0      15.1%

   The Motorcycles segment reported record first quarter net sales. Net sales increases were primarily driven by a 9.3% increase in motorcycle unit shipments. The increase in motorcycle unit shipments over the first quarter of 1996 was due to higher average daily production rates, improved productivity from the ongoing implementation of the Company's manufacturing strategy, and reduction of inventory at the Company's wholly owned French and German distributors that had built up during the fourth quarter of 1996.

   During the first quarter of 1997, motorcycle production averaged 527 units per day. The Company announced that it expects daily motorcycle production to average approximately 535 units per day in the second quarter.

   Parts and Accessories (P & A) revenue of $54.4 million was up $7.2 million or 15.1% compared to the first quarter of 1996. The Company had a successful dealer show in January which contributed to the increase. The transition to the new P & A distribution center is virtually complete.
   The Company anticipates that the P & A revenue growth for 1997 will approximate the growth rate in motorcycle revenue.

   General Merchandise sales, which includes clothing and collectibles, totaled $24.5 million, up $3.6 million, or 16.9%, compared to the first quarter of 1997. The increase was primarily due to filling backorders from the fourth quarter of 1996. The Company does not anticipate any General Merchandise growth in 1997.

   Buell Distribution Corporation, a wholly-owned subsidiary of the Company, and the exclusive distributor of Buell Motorcycle Company (a 49% owned subsidiary), increased sales (included in "Other" in the above table) to approximately $10 million (1,087 units) in the first quarter of 1997 as compared to approximately $5 million (522 units) during the same period in 1996. Buell motorcycles were introduced in Japan during the second quarter of 1996 and were introduced in Europe during the first quarter of 1997.

                                  Gross Profit
   Gross profit increased $22.4 million, or 19.4%, compared to the first quarter of 1996 primarily due to an increase in motorcycle volume. The gross profit margin was 32.4% in 1997 as compared with 31.2% in 1996. The increase in the gross profit percentage was due to a shift in mix from the lower margin Sportster model, a decrease in overtime and an unusual shift in international mix to our wholly-owned subsidiaries from our independent distributors which generate a lower margin. Offsetting the increase was a $2 million one-time expense associated with a signing bonus paid during the first quarter of 1997 to the union-represented employees at the Company's York, PA operations as part of a new five-year labor agreement.


                               Operating Expenses
       For the Three Month Periods Ended March 30, 1997 and March 31, 1996
                              (Dollars in Millions)


                                                         Incr
                                   1997       1996      (Decr)       %
   Motorcycles and Related
    Products                         $75.2      $61.0    $14.2       23.3%

   Corporate                           2.6        2.5       .1        4.4

   Total operating expenses          $77.8      $63.5    $14.3       22.5%

   Total operating expenses increased $14.3 million, or 22.5%, compared to the first quarter of 1996. The increase was largely related to increased motorcycle volumes as well as a $3 million increase in product liability expenses primarily due to an out-of-court settlement made during the first quarter of 1997. Other principal areas of increased spending were engineering, information services and international operations.

                    Operating income from financial services
   The operating income of the Financial Services segment was $2.2 million and $1.7 million in 1997 and 1996, respectively. This increase was due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables.

                              Capitalized interest
   The Company capitalized approximately $1.0 million of interest during the first quarter of 1997 in connection with its manufacturing expansion initiatives. The Company anticipates that it will capitalize approximately $2.7 million of additional interest during 1997.

                            Consolidated income taxes
   The Company's effective income tax rate was 37% for the first quarter of 1997 and 1996.

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

   The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 1997 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.

                         Liquidity and Capital Resources

   During the first quarter, the Company recorded cash flows from operating activities of $11.3 million compared to $10.3 million in the same period in 1996. Net income adjusted for depreciation contributed $57.0 million. This was offset by an increase in the Motorcycles segment accounts receivable of $73.7 million compared to December 31, 1996. The Motorcycles segment generally experiences increases in receivable balances during the first quarter over prior year-end balances due to the annual December shut-down. The Motorcycles segment's receivable balances also increased as a result of motorcycle volume increases, in particular, volume increases in the last month of the quarter. In addition, international receivables typically have longer terms. International sales during the first quarter of 1997 were approximately 29% of total revenue compared to 26% during the fourth quarter of 1996. Inventory decreased during the first quarter when compared to December 31, 1996 due to the reduction of inventory at the Company's wholly owned French and German distributors that had built up during the fourth quarter of 1996.

   Capital expenditures amounted to $24.6 million and $19.9 million during the first quarter of 1997 and 1996, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri.

   The following are forward looking statements: Due in part to this long-term manufacturing strategy, the Company anticipates 1997 capital expenditures will be in the range of $190-$210 million. Although the Company does not know the exact range of capital it will spend, it estimates the capital required in 1998 and 1999 will be in the range of $160-$180 million and $120-$140 million per year, respectively. The Company currently estimates it will have the capacity to produce at least 130,000 motorcycles in 1997, more than 145,000 motorcycles in 1998 and more than 160,000 motorcycles in 1999. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

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

   The Company (excluding Eaglemark Financial Services, Inc.) currently has nominal levels of long-term debt and has lines of credit of approximately $49 million, of which approximately $37 million remained available at March 30, 1997.

   Eaglemark finances its business through a secured commercial paper program, a revolving credit facility, a commercial paper conduit facility and asset-backed securitizations. Eaglemark issues short-term commercial paper secured by either wholesale or retail motorcycle finance receivables with maximum issuance available of $175 million of which approximately $145 million was outstanding at March 30, 1997. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place a $150 million revolving credit facility, of which approximately $116 million was outstanding at March 30, 1997, to fund primarily United States and Canadian retail loan originations. Borrowings under the facility are limited to 110% of the outstanding loan balance of eligible receivables. The amount of net eligible receivables at March 30, 1997 was approximately $147 million. Eaglemark also has a $75 million commercial paper conduit facility, of which approximately $75 million was outstanding at March 30, 1997, secured by the outstanding loan balance of eligible retail
   motorcycle receivables.   The amount of net eligible receivables at March
   30, 1997 was approximately $79 million. The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its commercial paper and securitization programs.

   The Company has continuing authorization from its Board of Directors to repurchase up to 2,350,000 shares of the Company's outstanding common stock.

   On February 19, 1997, the Company's Board of Directors declared a cash dividend of $.06 per share payable March 27, 1997 to shareholders of record March 17.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                 March 30, 1997

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 4 to the accompanying condensed consolidated financial statements.


   Item 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
             27  Financial Data Schedule for March 30, 1997

             (b)  Reports on Form 8-K
             None

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                 March 30, 1997




                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARLEY-DAVIDSON, INC.





    Date:   May 13, 1997                /s/  James L. Ziemer
                                        James L.  Ziemer
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)



            May 13, 1997                /s/  James M. Brostowitz
                                        James M. Brostowitz
                                        Vice President, Controller
                                        (Principal Accounting Officer) and
                                        Treasurer

                              Exhibit Index



   Exhibit No. Description

       27      Financial Data Schedule for March 30, 1997