Form 10-Q
period 1997-06-29
HARLEY DAVIDSON INC
filed 1997-08-13
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 29, 1997
               or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the transition period from _____________ to ______________


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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of August 1, 1997       75,888,881   Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                      For the Quarter Ended June 29, 1997




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

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                  Three months ended     Six months ended
                                   June 29,  June 30,    June 29,  June 30,
                                    1997      1996        1997      1996

   Sales                          $444,085   $392,804   $871,180   $763,855
   Cost of goods sold              293,766    267,943    582,647    523,217
                                   -------    -------    -------    -------
   Gross profit                    150,319    124,861    288,533    240,638
   Operating income from
    financial services               3,346      1,990      5,565      3,722
   Operating expenses              (79,875)   (63,742)  (157,660)  (127,226)
                                   -------    -------    -------    -------
   Income from operations           73,790     63,109    136,438    117,134
   Interest income - net             2,092        835      3,666        430
   Other income (expense) - net      2,188       (532)     2,003     (1,781)
                                   -------    -------    -------    -------
   Income before provision
    for income taxes                78,070     63,412    142,107    115,783
   Provision for income taxes       28,886     23,464     52,581     42,841
                                   -------    -------    -------    -------
   Net income                     $ 49,184   $ 39,948   $ 89,526   $ 72,942
                                   =======    =======    =======    =======

   Weighted average common
    shares outstanding              75,779     75,475     75,737     75,294
                                   =======    =======    =======    =======
   Net income per common share       $0.65      $0.53      $1.18      $0.97
                                      ====       ====       ====       ====
   Cash dividends per share          $0.07      $0.05      $0.13      $0.10
                                      ====       ====       ====       ====

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                    June 29,      Dec. 31,        June 30,
                                     1997           1996           1996
                                  (Unaudited)                    (Unaudited)
   Current assets:
      Cash and cash equivalents   $  144,474    $  142,479     $    96,273
      Accounts receivable, net       198,707       141,315         159,256
      Inventories (Note 2)           101,437       101,386          80,316
      Notes receivable                     -             -          10,689
      Other current assets            40,898        44,141          29,715
      Net assets from
       discontinued operations             -             -          15,752
                                     -------       -------         -------
         Total current assets        485,516       429,321         392,001
   Finance receivables, net          396,290       338,072         251,542
   Property, plant and
    equipment, net                   454,058       409,434         308,186
   Goodwill                           39,801        40,900          42,029
   Other assets                       97,708       102,258          84,512
   Net assets from
    discontinued operations                -             -          26,105
                                   ---------     ---------       ---------
                                  $1,473,373    $1,319,985      $1,104,375
                                   =========     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Notes payable              $         -   $     2,580     $     1,197
      Accounts payable               117,405       100,699          96,565
      Accrued expenses and
       other                         170,716       160,315         137,988
                                     -------       -------         -------
         Total current
           liabilities               288,121       263,594         235,750
   Finance debt                      306,325       258,065         180,089
   Postretirement health care
    benefits                          67,167        65,801          64,514
   Other long-term liabilities        70,021        69,805          51,006

   Contingencies (Note 4)

   Total shareholders' equity        741,739       662,720         573,016
                                   ---------     ---------       ---------
                                  $1,473,373    $1,319,985      $1,104,375
                                   =========     =========       =========

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                     Six months ended
                                                  June 29,        June 30,
                                                   1997            1996

   Cash flows from operating activities:
      Net income                                 $ 89,526        $ 72,942
      Depreciation and amortization                33,370          25,668
      Long-term employee benefits                   2,557           2,168
      Other-net                                     2,256           3,145
      Net change in discontinued operations             -          11,103
      Net change in other current assets
       and current liabilities                    (27,093)        (23,735)
                                                  -------         -------
   Net cash provided by operating
    activities                                    100,616          91,291

   Cash flows from investing activities:
      Purchase of property and equipment          (76,279)        (47,542)
      Finance receivables acquired or
       originated                                (577,542)       (548,530)
      Finance receivables collected/sold          518,042         517,590
      Proceeds from disposition of
       discontinued segment                             -          24,661
      Net change in discontinued operations             -          (1,207)
      Other - net                                  (2,914)        (13,956)
                                                  -------         -------
   Net cash used in investing activities         (138,693)        (68,984)

   Cash flows from financing activities:
      Net decrease in notes payable                (2,580)         (1,494)
      Net increase in finance debt                 48,260          15,759
      Dividends paid                              (10,108)         (7,806)
      Issuance of stock under employee
       stock and option plans                       4,500          14,592
      Net change in discontinued
       operations                                       -          21,453
                                                  -------         -------
   Net cash provided by financing
     activities                                    40,072          42,504
                                                  -------         -------
   Net increase in cash and cash
    equivalents                                     1,995          64,811

   Cash and cash equivalents:
         At beginning of period                   142,479          31,462
                                                  -------         -------
         At end of period                        $144,474        $ 96,273
                                                  =======         =======

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 29, 1997 and June 30, 1996, and the results of operations for the three- and six-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

   Note 2 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                         June 29,     Dec. 31,   June 30,
                                           1997         1996       1996
   Components at the lower of cost,
    first-in, first-out (FIFO), or
    market:
        Raw material & work-in-
           process                        $ 32,759    $ 33,275    $ 28,458
        Finished goods                      31,648      26,331      18,492
        Parts & accessories                 59,006      62,502      54,195
                                           -------     -------     -------
                                           123,413     122,108     101,145
   Excess of FIFO over LIFO                 21,976      20,722      20,829
                                           -------     -------     -------
   Inventories as reflected in
     the accompanying condensed
     consolidated balance sheets          $101,437    $101,386    $ 80,316
                                           =======     =======     =======


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


   Note 5 - Pending Accounting Change - Earnings per share
   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the quarters ended June 29, 1997 and June 30, 1996 is not expected to be material.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         Results of Operations for the Three Months Ended June 29, 1997
                Compared to the Three Months Ended June 30, 1996

   For the quarter ended June 29, 1997, consolidated net sales totaled $444.1 million, a $51.3 million or 13.1% increase over the same period last year. Net income and earnings per share for 1997 were $49.2 million and $.65 on
   75.8 million shares outstanding versus $39.9 million and $.53 on 75.5 million shares outstanding in 1996, increases of 23.1% and 22.6%, respectively. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
        For the Three-Month Periods Ended June 29, 1997 and June 30, 1996

                                                            Incr
                                        1997      1996     (Decr)      %
    Motorcycle units (excluding
     Buell)                             33,965    30,852    3,113      10.1%

    Net sales (in millions):

      Motorcycles (excluding Buell)     $351.3    $305.2    $46.1      15.1%
      Motorcycle Parts and
       Accessories                        63.0      59.8      3.2       5.3

      General Merchandise                 19.4      18.5       .9       4.5

      Other                               10.4       9.3      1.1      11.1

        Total Motorcycles and
         Related Products               $444.1    $392.8    $51.3      13.1%


   The Motorcycles segment reported record second quarter net sales primarily driven by a 10.1% increase in motorcycle unit shipments. The increase in motorcycle unit shipments over the second quarter of 1996 was due to higher average daily production rates and improved operating efficiencies. During the second quarter of 1997, motorcycle production averaged 535 units per day versus 485 units per day in the same period last year. The Company announced that it expects daily motorcycle production to average approximately 540 units per day starting in the third quarter.


   Parts and Accessories (P & A) revenue of $63.0 million was up $3.2 million or 5.3% compared to the second quarter of 1996. At the annual dealer meeting at the end of July, the largest P & A new product introduction was well received by the Company's dealer network. The Company anticipates that the P & A revenue growth for 1997 will approximate the growth rate in motorcycle revenue.

   General Merchandise sales, which includes clothing and collectibles, totaled $19.4 million, up $.9 million, or 4.5%, compared to the second quarter of 1997. The Company does not anticipate any further growth in General Merchandise in 1997.

   Buell Distribution Corporation, a wholly-owned subsidiary of the Company, and the exclusive distributor of Buell Motorcycle Company (a 49% owned subsidiary), increased sales (included in "Other" in the above table) to approximately $10 million (1,020 units) in the second quarter of 1997 as compared to approximately $8 million (899 units) during the same period in 1996. Buell motorcycles were introduced in Japan during the second quarter of 1996 and were introduced in Europe during the first quarter of 1997.

                                  Gross Profit
   Gross profit increased $25.5 million, or 20.4%, compared to the second quarter of 1996 primarily due to an increase in motorcycle volume. The gross profit margin was 33.8% in 1997 as compared with 31.8% in 1996. The increase in the gross profit percentage was primarily due to operating efficiencies and a favorable product and market mix. Motorcycle shipments had a greater mix of custom motorcycles as well as a greater mix of international units sold through wholly owned distributors both of which generate higher margins.

                               Operating Expenses
        For the Three-Month Periods Ended June 29, 1997 and June 30, 1996
                              (Dollars in Millions)


                                                  Incr
                                1997     1996    (Decr)      %
   Motorcycles and Related
    Products                     $77.9    $61.7   $16.2     26.1%

   Corporate                       2.0      2.0     0.0      0.0

   Total operating expenses      $79.9    $63.7   $16.2     25.3%


   Total operating expenses increased $16.2 million, or 25.3%, compared to the second quarter of 1996. The increase was largely related to increases in engineering of approximately $6 million, information systems of approximately $2 million, international operations of approximately $4 million and other increases due to motorcycle volume when compared to the same period last year. The Company is in the midst of the most extensive new product development program in the Company's history which is the primary reason for the increase in engineering expenses.

                  Operating income from financial services
   The operating income of the Financial Services (Eaglemark Financial Services) segment was $3.3 million and $2.0 million in 1997 and 1996, respectively. This increase was primarily due to increased retail origination volume and corresponding increases in outstanding retail receivables.

                             Other income (expense)
   Included in other income for the second quarter of 1997 is a one-time benefit related to the sale of the Monaco preferred stock which was acquired from the sale of the Transportation Vehicles segment.

                            Consolidated income taxes
   The Company's effective income tax rate was 37.0% for the second quarter of 1997 and 1996.


          Results of Operations for the Six Months Ended June 29, 1997
                 Compared to the Six Months Ended June 30, 1996


   For the six month period ended June 29, 1997, the Company recorded net sales of $871.2 million, a $107.3 million or 14.1% increase over the same period last year. Net income and earnings per share were $89.5 million and $1.18 on 75.8 million shares outstanding versus $72.9 million and $.97 on 75.3 million shares, increases of 22.7% and 21.6%, respectively.

                  Motorcycle Unit Shipments and Net Sales
         For the Six-Month Periods Ended June 29, 1997 and June 30, 1996


                                                        Incr
                                     1997     1996     (Decr)      %
    Motorcycle units (excluding
     Buell)                         66,825    60,923    5,902      9.7%

    Net sales (in millions):

      Motorcycles (excluding
       Buell)                       $688.8    $602.2    $86.6     14.4%
      Motorcycle Parts and
       Accessories                   117.5     107.1     10.4      9.7

      General Merchandise             43.8      39.4      4.4     11.1

      Other                           21.1      15.2      5.9     38.9

        Total Motorcycles and
         Related Products           $871.2    $763.9   $107.3     14.1%


   The 14.1% increase in revenue was primarily attributable to additional motorcycle unit shipments as worldwide demand for the Company's motorcycles continues to exceed supply. The most recent information available (through May) indicates a U.S. heavyweight (651+cc) market share of 46.6% compared to 44.7% for the same period in 1996. This same market has grown at a 9.5% rate year-to-date, while retail registrations for the Company's motorcycles (excluding Buell motorcycles) increased 14.1%. European data (through May) show the Company with a 5.8% share of the heavyweight (651+cc) market, down from 6.5% for the same period in 1996. The European market (651+cc) has grown at a 5.3% rate year-to-date, while retail registrations for the Company's motorcycles were down 6.5% compared to last year. The Company has focused, over the last two years, on upgrading the European infrastructure by installing new information systems, improving distribution, and developing a European management team. The Company's sales have plateaued in Europe and the Company believes it must provide more market specific products to increase its market share. As a result, the Company is implementing programs to deliver some market specific products by early 1998. Asia/Pacific (Japan and Australia) data (through May) show the Company with an 18.0% share of the heavyweight (651+cc) market, down from 20.2% for the same period in 1996. The Asia/Pacific market has grown at a 37.3% rate year-to-date, while retail registrations for the Company's motorcycles increased 23.2%.

   Parts and Accessories and General Merchandise sales increased 9.7% and 11.1% respectively, compared to the first six months of 1996.

   Buell Distribution Corporation increased sales (included in "Other" in the above table) to approximately $19 million (2,107 units) in the first six months of 1997 as compared to approximately $12 million (1,421 units) in the same period in 1996.

                                 Gross Profit
   Gross profit for the first six months of 1997 totaled $288.5 million, an increase of $47.9 million (19.9%) over the same period in 1996. The gross profit percentage was 33.1% in 1997 as compared with 31.5% for the first six months of 1996. The increase in the gross profit percentage was primarily due to operating efficiencies, a decrease in overtime, and a favorable product and market mix. Motorcycle shipments had a greater mix of custom motorcycles as well as a greater mix of international units sold through wholly owned distributors both of which generate higher margins.

                               Operating Expenses
         For the Six-Month Periods Ended June 29, 1997 and June 30, 1996
                              (Dollars in Millions)


                                                    Incr
                                1997      1996     (Decr)      %
   Motorcycles and Related
    Products                    $153.1     $122.7   $30.4      24.7%

   Corporate                       4.6        4.5     0.1       2.4

   Total operating expenses     $157.7     $127.2   $30.5      23.9%

   Total operating expenses of $157.7 million for the first six months of 1997 increased $30.5 million (23.9%) compared to the first six months of 1996. The increase was largely related to increases in engineering of approximately $7 million, information systems of approximately $3 million, international operations of approximately $6 million, product liability of approximately $3 million and other increases due to motorcycle volume when compared to the same period last year. The Company is in the midst of the most extensive new product development program in the Company's history which is the primary reason for the increase in engineering expenses.

                    Operating income from financial services
   The operating income of the Financial Services segment was $5.6 million and $3.7 million in 1997 and 1996, respectively. This increase was primarily due to increased retail origination volume and corresponding increases in outstanding retail receivables.

                             Other income (expense)
   Included in other income is a one-time benefit related to the sale of the Monaco preferred stock which was acquired from the sale of the Transportation Vehicles segment.

                              Capitalized interest
   The Company capitalized approximately $1.8 million of interest during the first six months of 1997 in connection with its manufacturing expansion initiatives. The Company anticipates that it will capitalize approximately $1.9 million of additional interest during 1997.

                            Consolidated income taxes
   The Company's effective income tax rate was 37.0% in the first six months of 1997 and 1996.

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

               Liquidity and Capital Resources as of June 29, 1997

   The Company generated $100.6 million of cash from operating activities during the first six months of 1997 compared to $91.3 million in the same period in 1996. Net income adjusted for depreciation contributed $122.9 million. This was offset by an increase in the Motorcycles segment's accounts receivable of $57.4 million compared to December 31, 1996. The following is a comparison of accounts receivable balances:

                June 29, 1997  Dec. 31, 1996   June 30, 1996  Dec. 31, 1995
    Domestic        $118.3         $ 59.5         $102.6          $ 53.6
    Foreign           80.4           81.8           56.7            75.3
                     -----          -----          -----           -----
                    $198.7         $141.3         $159.3          $128.9

   Historically, worldwide June accounts receivable are higher than worldwide December accounts receivable as a result of motorcycle volume increases, the annual shutdown during the last week of December and heavy shipments in June reflecting the end of the model year. Foreign accounts receivable increased $23.7 million when compared to June 30, 1996 primarily due to extended terms granted to European dealers. The Company is reviewing various European floorplanning programs which would be similar to those available in the United States.

   Capital expenditures amounted to $76.3 million and $47.5 million during the first six months of 1997 and 1996, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri. Construction of the Kansas City facility is on schedule and the first production is expected to occur in the first quarter of 1998.

   The following are forward looking statements: Due in part to this long-term manufacturing strategy, the Company anticipates 1997 capital expenditures will approximate $190-$210 million. Although the Company does not know the exact range of capital it will spend, it estimated the capital required in 1998 and 1999 will be in the range of $160-$180 million and $120-$140 million per year, respectively. The Company currently estimates it will have the capacity to produce at least 131,000 motorcycles in 1997, more than 145,000 motorcycles in 1998 and more than 160,000 motorcycles in 1999. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.

   The Company's ability to reach these production capacity levels will depend upon, among other factors, the Company's ability to (i) continue to realize efficiencies in the utilization of existing facilities through implementation of innovative manufacturing techniques and other means,
   (ii) implement additions and changes to existing facilities, (iii) construct the new manufacturing facility such that it will be operational in 1998 and (iv) work with existing and new suppliers to expand their capacity. However, there is no assurance that the Company will continue to find means to realize additional efficiencies. In addition, the Company could experience delays in making additions and changes to existing facilities and/or constructing the new manufacturing facility as a result of risks normally associated with the construction and operation of new manufacturing facilities, including unanticipated problems in construction, delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs of the measures the Company intends to take to implement its strategy could also impact adversely the capital expenditure estimates referred to above. Moreover, there is no assurance that the Company will have the ability to sell all of the motorcycles it has the capacity to produce.

   The Company (excluding Eaglemark Financial Services, Inc.) currently has nominal levels of long-term debt and has lines of credit of approximately $46 million, of which approximately $40 million remained available at June 29, 1997.

   Eaglemark finances its business through a secured commercial paper program, a revolving credit facility, a commercial paper conduit facility and asset-backed securitizations. Eaglemark issues short-term commercial paper secured by wholesale motorcycle finance receivables with maximum issuance available of $175 million of which approximately $101 million was outstanding at June 29, 1997. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place a $150 million revolving credit facility, of which approximately $139 million was outstanding at June 29, 1997, to fund primarily United States and Canadian retail loan originations. Borrowings under the facility are limited to 110% of the outstanding loan balance of eligible receivables. The amount of net eligible receivables at June 29, 1997 was approximately $166 million. Eaglemark also has a $75 million commercial paper conduit facility, of which approximately $66 million was outstanding at June 29, 1997, secured by the outstanding loan balance of eligible retail motorcycle receivables.
    The amount of net eligible receivables at June 29, 1997 was approximately $69 million. During the second quarter, Eaglemark securitized and sold approximately $100 million of its retail motorcycle installment loans to investors with limited recourse with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be primarily financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its commercial paper and securitization programs.

   The Company has continuing authorization from its Board of Directors to repurchase up to 2,350,000 shares of the Company's outstanding common stock.

   The Company's Board of Directors declared two cash dividends during the first six months of 1997 including, most recently, a $.07 per share cash dividend declared on May 3, 1997 payable June 27, 1997 to shareholders of record June 16.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  June 29, 1997

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 4 to the accompanying condensed consolidated financial statements.

   Item 4.  Submission of Items to a Vote of Security Holders

           (a) The Company's Annual Meeting of Shareholders was held on May 3, 1997.

           (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2000 by the vote indicated:
                                                                  Shares
                                              Shares Voted      Withholding
                                              in Favor of        Authority

                 Vaughn L. Beals, Jr.           64,552,189        2,520,498
                 Jeffrey L. Bleustein           64,569,241        2,503,446
                 Donald A. James                64,568,592        2,504,095
                 James A. Norling               64,691,750        2,380,937

           (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.



                                                 Shares Voted
                                               For      Against  Abstained
      Ratification of Ernst & Young LLP
       as the Company's independent
       auditors                             66,771,331   139,428    161,928

        There were no broker non-votes with respect to the foregoing matters.

   Item 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
             27    Financial Data Schedule for June 29, 1997

             (b)  Reports on Form 8-K
             None

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                  June 29, 1997




                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARLEY-DAVIDSON, INC.





   Date:     8/13/97                  by: /s/  James L. Ziemer
                                      James L.  Ziemer
                                      Vice President and Chief Financial
                                      Officer (Principal Financial Officer)


             8/13/97                  by: /s/  James M. Brostowitz
                                      James M. Brostowitz
                                      Vice President, Controller (Principal
                                      Accounting Officer) and Treasurer

                                  Exhibit Index



   Exhibit No.                        Description                    Page


        27          Financial Data Schedule for June 29, 1997        17