Form 10-Q
period 1997-09-28
HARLEY DAVIDSON INC
filed 1997-11-12
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 28, 1997
                or
   (  )    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of November 7, 1997      152,294,677   Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                   For the Quarter Ended September 28, 1997




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


                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                      Three months ended
                                                                                         Nine months ended
                                                   Sept. 28,        Sept. 29,         Sept. 28,     Sept. 29,
                                                     1997             1996              1997          1996

   Sales                                           $444,222          $385,843       $1,315,403     $1,149,698
   Cost of goods sold                               299,044           265,375          881,687        788,592
                                                    -------          --------       ----------      ---------
   Gross profit                                     145,178           120,468          433,716        361,106
   Operating income from financial services           3,460             1,277            9,025          4,999
   Operating expenses                               (83,925)          (71,290)        (241,587)      (198,516)
                                                   --------          --------       ----------      ---------
   Income from operations                            64,713            50,455          201,154        167,589
   Interest income - net                              1,928             1,251            5,594          1,681
   Other income (expense) - net                      (1,404)              980              597           (801)
                                                   --------          --------      -----------    -----------
   Income before provision for income taxes          65,237            52,686          207,345        168,469
   Provision for income taxes                        24,138            19,482           76,719         62,323
                                                   --------          --------      -----------    -----------
   Net income                                      $ 41,099          $ 33,204       $  130,626     $  106,146
                                                   ========          ========      ===========    ===========

   Weighted average common shares outstanding       151,938           151,110          151,629        150,762
                                                   ========          ========      ===========    ===========

   Net income per common share                        $0.27             $0.22            $0.86          $0.70
                                                   ========          ========      ===========    ===========

   Cash dividends per share                           $0.03             $0.03            $0.10          $0.08
                                                   ========          ========      ===========    ===========


                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                     ASSETS

                                    Sept. 28,      Dec. 31,      Sept. 29,
                                      1997           1996          1996
                                   (Unaudited)                  (Unaudited)
   Current assets:
      Cash and cash equivalents    $  105,365    $  142,479    $   114,046
      Accounts receivable, net
        (Note 2)                       99,601       141,315        176,622
      Finance receivables
        (Note 2)                      274,259       183,808        149,647
      Inventories (Note 3)            112,144       101,386         91,480
      Other current assets             42,030        44,141         32,230
      Net assets from
        discontinued operations             -             -         11,830
                                  -----------   -----------    -----------
         Total current assets         633,399       613,129        575,855
   Finance receivables, net           242,810       154,264        162,682
   Property, plant and equipment,
    net                               473,699       409,434        330,567
   Goodwill                            39,254        40,900         41,454
   Other assets                        97,280       102,258         85,573
   Net assets from
    discontinued operations                 -             -         25,400
                                  -----------   -----------    -----------
                                   $1,486,442    $1,319,985     $1,221,531
                                  -----------   -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Notes payable                $        -    $    2,580     $      946
      Accounts payable                109,793       100,699        107,455
      Accrued expenses and other      173,000       160,315        150,286
                                   ----------    ----------     ----------
         Total current liabilities    282,793       263,594        258,687
   Finance debt                       280,919       258,065        243,648
   Postretirement health
    care benefits                      67,819        65,801         64,957
   Other long-term liabilities         66,764        69,805         50,637

   Contingencies (Note 5)

   Total shareholders' equity         788,147       662,720        603,602
                                   ----------    ----------     ----------
                                   $1,486,442    $1,319,985     $1,221,531
                                   ==========    ==========     ==========

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                  Nine months ended
                                                    Sept. 28,     Sept. 29,
                                                      1997          1996

   Cash flows from operating activities:
      Net income                                  $  130,626      $ 106,146
      Depreciation and amortization                   51,305         39,464
      Long-term employee benefits                      3,893          2,984
      Other-net                                        4,173          5,155
      Net change in discontinued operations                -         16,321
      Net change in other current assets
        and current liabilities                       54,846        (29,137)
                                                  -----------    ----------
   Net cash provided by operating activities         244,843        140,933

   Cash flows from investing activities:
      Purchase of property and equipment             (112,886)      (84,398)
      Finance receivables acquired or
        originated                                 (1,075,482)     (823,892)
      Finance receivables collected/sold              893,705       723,788
      Proceeds from disposition of
        discontinued segment                               -         35,350
      Net change in discontinued operations                -         (1,779)
      Other - net                                      (5,778)      (10,360)
                                                   ----------    ----------
   Net cash used in investing activities             (300,441)     (161,291)

   Cash flows from financing activities:
      Reduction of long-term debt                        (610)         (255)
      Net increase in notes payable                    (2,580)       (1,490)
      Net increase in finance debt                     22,854        79,318
      Dividends paid                                  (15,569)      (12,472)
      Issuance of stock under employee
        stock and option plans                         14,389        16,407
      Net change in discontinued operations                -         21,434
                                                  -----------   -----------
   Net cash provided by financing activities           18,484       102,942
                                                  -----------   -----------
   Net increase (decrease) in cash and
     cash equivalents                                 (37,114)       82,584

   Cash and cash equivalents:
         At beginning of period                       142,479        31,462
                                                  -----------    ----------
         At end of period                          $  105,365     $ 114,046
                                                  ===========    ==========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 28, 1997 and September 29, 1996, and the results of operations for the three- and nine-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

   On August 20, 1997, the Company's Board of Directors declared a two-for-one stock split for shareholders of record on September 12, 1997, payable on September 26, 1997. Stock option agreements have been adjusted to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares have been adjusted to reflect the stock split on a retroactive basis.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Note 2 - Accounts receivable
   Effective September 1, 1997, Eaglemark Financial Services (Eaglemark), a majority-owned subsidiary, became responsible for all credit and collection activities for the Motorcycles segment's domestic receivables. As such, approximately $90 million of accounts receivable are classified as finance receivables as of September 28, 1997. The presentation of finance receivables has been changed to classify receivables representing wholesale motorcycle and parts and accessories receivables and retail finance receivables with maturities of less than one year as current.

   Note 3 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                         Sept. 28,      Dec. 31,   Sept. 29,
                                            1997          1996        1996
   Components at the lower
     of cost, first-in, first-out
     (FIFO), or market:
        Raw material & work-in-
          process                          $ 36,969     $ 33,275     $ 29,887
        Finished goods                       30,240       22,015       22,770
        Parts & accessories                  67,538       66,818       60,402
                                          ---------    ---------    ---------
                                            134,747      122,108      113,059
   Excess of FIFO over LIFO                  22,603       20,722       21,579
                                          ---------    ---------    ---------
   Inventories as reflected in the
     accompanying condensed consolidated
     balance sheets                        $112,144     $101,386     $ 91,480
                                           ========     ========     ========


   Note 4 - Supplemental noncash investing activities
   During 1996, the Company completed the sale of the Transportation Vehicles segment resulting in a $22.6 million gain, net of applicable income taxes, or $.15 per share, which was recorded in the fourth quarter. During the first quarter of 1996, a division of the Transportation Vehicles segment was sold for approximately $23 million in cash, $3 million in preferred stock of the buyer, Monaco Coach Corporation ("Monaco"), a $12 million note from a Monaco subsidiary guaranteed by Monaco and assumption by Monaco of certain liabilities of the acquired operations in the approximate amount of $47 million. The note was paid in full during the third quarter of 1996.

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

   Note 6 - Pending Accounting Change - Earnings per share
   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the quarters ended September 29, 1997 and September 28, 1996 is not expected to be material.

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

       Results of Operations for the Three Months Ended September 28, 1997
              Compared to the Three Months Ended September 29, 1996

   For the quarter ended September 28, 1997, consolidated net sales totaled $444.2 million, a $58.4 million or 15.1% increase over the same period last year. Net income and earnings per share for 1997 were $41.1 million and $.27 on 151.9 million shares outstanding versus $33.2 million and $.22 on 151.1 million shares outstanding in 1996, increases of 23.8% and 23.1%, respectively. All share and per share data have been adjusted to reflect the two-for-one stock split effective September 12, 1997. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
              For the Three-Month Periods Ended September 28, 1997
                             and September 29, 1996

                                                           Incr
                                   1997         1996      (Decr)      %

    Motorcycle units
      (excluding Buell)          31,503       28,013     3,490       12.5%
    Net sales (in millions):

      Motorcycles (excluding
        Buell)                   $332.0       $285.9     $46.1       16.1%

      Motorcycle Parts and
        Accessories                74.1         62.1      12.0       19.3

      General Merchandise          28.7         28.6        .1         .3

      Other                         9.4          9.2        .2        2.0

         Total Motorcycles and
           Related Products      $444.2       $385.8     $58.4       15.1%


   The Motorcycles segment reported record third quarter net sales driven by a 12.5% increase in motorcycle unit shipments and a 19.3% increase in Parts and Accessories. The increase in motorcycle unit shipments over the third quarter of 1996 was due to higher average daily production rates. The Company continues to ramp-up motorcycle production capacity according to plan. During the third quarter of 1997, motorcycle production averaged 540 units per day versus 490 units per day in the same period last year. The Company announced that it expects daily motorcycle production to average approximately 555 units per day in the fourth quarter.

   Revenue for the first nine months of 1997 from the Company's foreign subsidiaries was negatively impacted by the strengthening of the U.S. dollar resulting in revenue decreases totaling approximately $14 million compared to the same period of 1996. The third quarter impact alone accounted for approximately $5 milion of this decrease. The negative impact on pre-tax earnings, althouh lessened because of spending in foreign currency and hedging programs, was a decrease of approximately $9 million for the first nine months of 1997 compared to 1996 with the third quarter accounting for approximately $5 million of this decrease.

   Parts and Accessories (P&A) revenue, which consists of the Genuine Motor Parts and Genuine Motor Accessories brands, of $74.1 million was up $12.0 million or 19.3% compared to the third quarter of 1996. The record number of product introductions at the annual July dealer meeting contributed to the growth in the quarterly revenue. The Company anticipates that long-term P&A revenue growth will approximate the year-to-date growth rate of 13 percent.

   General Merchandise sales, which includes clothing and collectibles, totaled $28.7 million, approximately the same as the third quarter of 1996. Although the annual meeting generated better than expected orders for General Merchandise, many of the orders were forward-buys to be delivered in 1998.

   Buell Distribution Corporation, a wholly-owned subsidiary of the Company, and the exclusive distributor of Buell Motorcycle Company (a 49% owned subsidiary), increased sales (included in "Other" in the above table) to approximately $9 million (1,014 units) in the third quarter of 1997 as compared to approximately $7 million (846 units) during the same period in 1996. Buell motorcycles were introduced in Japan during the second quarter of 1996 and were introduced in Europe during the first quarter of 1997.

                                  Gross Profit
   Gross profit increased $24.7 million, or 20.5%, compared to the third quarter of 1996 primarily due to an increase in motorcycle volume. The gross profit margin was 32.7% in 1997 as compared with 31.2% in 1996. The increase in the gross profit percentage was primarily due to product mix and productivity improvements driven by continued investments in the manufacturing plants and by partnering efforts with the Company's employees and suppliers. In addition, the annual model year change-over went smoothly.


                               Operating Expenses
              For the Three-Month Periods Ended September 28, 1997
                             and September 29, 1996
                              (Dollars in Millions)
                                                             Incr
                                          1997     1996      (Decr)      %

   Motorcycles and Related Products       $82.4     $69.6    $12.8     18.4%

   Corporate                                1.5       1.7     (0.2)   (10.6)

   Total operating expenses               $83.9     $71.3    $12.6     17.7%


   Total operating expenses increased $12.6 million, or 17.7%, compared to the third quarter of 1996. The increase was largely related to increases in product development of approximately $4 million, information systems of approximately $1 million, international operations of approximately $3 million and other increases due to motorcycle volume when compared to the same period last year. An early retirement program in connection with the new Parts and Accessories Distribution Center resulted in a charge of $2.5 million in the third quarter of 1996. A product recall on fuel valves resulted in a $1.1 million charge in 1996 for estimated repair costs.

                  Operating income from financial services
   The operating income of the Financial Services (Eaglemark) segment was $3.5 million and $1.3 million in 1997 and 1996, respectively. This increase was primarily due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables. During the third quarter of 1997, Eaglemark introduced the Harley-Davidson VISA Chrome card as a replacement for the private label Harley Card which could only be used at Harley-Davidson dealerships. As of September 28, 1997, approximately 105,000 cards have been issued.


     Results of Operations for the Nine Months Ended September 28, 1997
              Compared to the Nine Months Ended September 29, 1996

   For the nine month period ended September 28, 1997, the Company recorded net sales of $1.3 billion, a $165.7 million or 14.4% increase over the same period last year. Net income and earnings per share were $130.6 million and $.86 on 151.6 million shares outstanding versus $106.1 million and $.70 on 150.8 million shares, increases of 23.1% and 22.4%, respectively.

                     Motorcycle Unit Shipments and Net Sales
   For the Nine-Month Periods Ended September 28, 1997 and September 29, 1996

                                                           Incr
                                  1997         1996       (Decr)       %

    Motorcycle units
    (excluding
     Buell)                     98,328        88,936     9,392       10.6%
    Net sales (in millions):

      Motorcycles (excluding
        Buell)                $1,020.8        $888.0    $132.8       15.0%

      Motorcycle Parts and
        Accessories              191.6         169.2      22.4       13.2

      General Merchandise         72.5          68.1       4.4        6.6

      Other                       30.5          24.4       6.1       25.0
        Total Motorcycles and
          Related Products    $1,315.4      $1,149.7    $165.7       14.4%


   The 14.4% increase in revenue was primarily attributable to additional motorcycle unit shipments as worldwide demand for the Company's motorcycles continues to exceed supply. The most recent information available (through September) indicates a U.S. heavyweight (651+cc) market share of 46.5% compared to 44.9% for the same period in 1996. This same market has grown at a 12.0% rate year-to-date while retail registrations for the Company's motorcycles (excluding Buell motorcycles) increased 16.2%. European data (through September) show the Company with a 6.1% share of the heavyweight (651+cc) market, down from 6.6% for the same period in 1996. The European market (651+cc) has grown at a 8.3% rate year-to-date, while retail registrations for the Company's motorcycles were about the same as last year. The Company has focused, over the last two years, on upgrading the European infrastructure by installing new information systems, improving distribution, and developing a European management team. The Company does not expect near-term growth in Europe and is therefore, continuing to implement country specific marketing and sales promotions. In addition, the Company recently unveiled two new motorcycles styled specifically for the European markets, which will be introduced in early 1998. Asia/Pacific (Japan and Australia) data (through September) show the Company with a 15.4% share of the heavyweight (651+cc) market, down from 20.6% for the same period in 1996. The Asia/Pacific market has grown at a 54.6% rate year-to-date, while retail registrations for the Company's motorcycles increased 15.2%.

   Parts and Accessories and General Merchandise sales increased 13.2% and 6.6% respectively, compared to the first nine months of 1996.

   Buell Distribution Corporation increased sales (included in "Other" in the above table) to approximately $28 million (3,121 units) in the first nine months of 1997 as compared to approximately $19 million (2,267 units) in the same period in 1996.

                              Gross Profit
   Gross profit for the first nine months of 1997 totaled $433.7 million, an increase of $72.6 million (20.1%) over the same period in 1996. The gross profit percentage was 33.0% in 1997 as compared with 31.4% for the first nine months of 1996. The increase in the gross profit percentage was primarily due to product mix and productivity improvements driven by continued investments in the manufacturing plants and by partnering efforts with the Company's employees and suppliers.

                               Operating Expenses
   For the Nine-Month Periods Ended September 28, 1997 and September 29, 1996
                              (Dollars in Millions)

                                                              Incr
                                        1997       1996      (Decr)     %

   Motorcycles and Related Products      $235.5     $192.3    $43.2    22.4%

   Corporate                                6.1        6.2      (.1)   (1.2)

     Total operating expenses            $241.6     $198.5    $43.1    21.7%


   Operating expenses of $241.6 million for the first nine months of 1997 increased $43.1 million (21.7%) compared to the first nine months of 1996. The increase was largely related to increases in product development of approximately $11 million, information systems of approximately $4 million, international operations of approximately $10 million, product liability of approximately $3 million and other increases due to motorcycle volume when compared to the same period last year. An early retirement program in connection with the new Parts and Accessories Distribution Center resulted in a charge of $2.5 million in the third quarter of 1996.

                  Operating income from financial services
   The operating income of the Financial Services segment was $9.0 million and $5.0 million in 1997 and 1996, respectively. This increase was primarily due to increased wholesale and retail origination volume and corresponding increases in outstanding wholesale and retail receivables. Through nine months, Eaglemark financed 19 percent of new Harley-Davidson motorcycles sold in the U.S., versus 16 percent in the same period last year.

                           Other income (expense)
   Included in other income is a one-time benefit related to the sale of the Monaco preferred stock which was acquired from the sale of the Transportation Vehicles segment.

                            Capitalized interest
   The Company capitalized approximately $2.8 million of interest during the first nine months of 1997 in connection with its manufacturing expansion initiatives. The Company anticipates approximately $.8 million of capitalized interest will be incurred in the fourth quarter of 1997.

                          Consolidated income taxes
   The Company's effective income tax rate approximated 37.0% in the first nine months of 1997 and 1996.

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

          Liquidity and Capital Resources as of September 28, 1997

   The Company generated $244.8 million of cash from operating activities during the first nine months of 1997 compared to $140.9 million in the same period in 1996. Net income adjusted for depreciation contributed $181.9 million. The Motorcycles segment's receivable balance at September 28, 1997 of $99.6 million was decreased by approximately $90 million due to the transfer of the Motorcycles segment's domestic receivables to Eaglemark (see Note 2). As such, finance receivables increased by this same amount.

   Capital expenditures amounted to $112.9 million and $84.4 million during the first nine months of 1996 and 1995, respectively. The Company is pursuing a long-term manufacturing strategy to increase its motorcycle production capacity with a goal of having the capacity to manufacture in excess of 200,000 units per year by 2003. The strategy includes expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri. Construction of the Kansas City facility is on schedule and the first production is expected to occur in the first quarter of 1998.

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

   The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has lines of credit of approximately $46 million, of which approximately $40 million remained available at September 28, 1997.

   Eaglemark finances its business through a secured commercial paper program, a revolving credit facility, a commercial paper conduit facility and asset-backed securitizations. Eaglemark issues short-term commercial paper secured by wholesale motorcycle finance receivables with maximum issuance available of $175 million of which approximately $107 million was outstanding at September 28, 1997. Maturities of commercial paper issued range from 1 to 60 days. Eaglemark has in place a $150 million revolving credit facility, of which approximately $110 million was outstanding at September 28, 1997, to fund primarily United States and Canadian retail loan originations. Borrowings under the facility are limited to 110% of the outstanding loan balance of eligible receivables. The amount of net eligible receivables at September 28, 1997 was approximately $186 million. Eaglemark also has a $75 million commercial paper conduit facility, of which approximately $64 million was outstanding at September 28, 1997, secured by the outstanding loan balance of eligible retail motorcycle
   receivables.   The amount of net eligible receivables at September 28,
   1997 was approximately $67 million. During the third quarter, Eaglemark securitized and sold approximately $100 million of its retail motorcycle installment loans to investors with limited recourse with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be primarily financed from internally generated funds, bank lines of credit, and continuation of its commercial paper and securitization programs.

   The Company has continuing authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock.

   The Company's Board of Directors declared three cash dividends during the first nine months of 1997 including, most recently, a $.07 per share ($.035 on a post-split basis) cash dividend declared on August 20, 1997, paid September 26, 1997 to shareholders of record on September 12.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 28, 1997

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

            (a)  Exhibits
            27    Financial Data Schedule for September 28, 1997

            (b)  Reports on Form 8-K
            None

                           Part II - Other Information

                             HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                               September 28, 1997




                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HARLEY-DAVIDSON, INC.


   Date:    11/12/97                          by: /s/  James L. Ziemer
                                              James L.  Ziemer
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer)


            11/12/97                          by: /s/  James M. Brostowitz
                                              James M. Brostowitz
                                              Vice President, Controller
                                              (Principal Accounting Officer)
                                              and Treasurer

                                  Exhibit Index



   Exhibit No.          Description                                  Page


        27          Financial Data Schedule for September 28, 1997   18