Form 10-K405
period 1997-12-31
HARLEY DAVIDSON INC
filed 1998-03-30
CIK 793952

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                         ----------   ---------
Commission file number 1-9183
                       ------


                            HARLEY-DAVIDSON, INC.
            (Exact name of registrant as specified in its charter)


        WISCONSIN                                        39-1382325
 (State of organization)                    (I.R.S. Employer Identification No.)


       3700 WEST JUNEAU AVENUE,
         MILWAUKEE, WISCONSIN                               53208
(Address of principal executive offices)                 (Zip code)


Registrants telephone number: (414) 342-4680


Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each Exchange
     Title of each class                                  on which registered
---------------------------------                        -----------------------
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
                                       ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 20, 1998:
                                $4,950,831,304

Number of shares of the registrant's common stock outstanding at March 20,
1998:
                             151,939,760   shares.

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 2, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS SUMMARY

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson motorcycle business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates. The Company operates in two segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles and Related Products ("Motorcycles") segment consists primarily of the Company's wholly-owned subsidiary H-D Michigan, Inc., and its wholly-owned subsidiary, Harley-Davidson Motor Company (the "Motor Company"). In February 1998, the Company acquired substantially all of the common stock of Buell Motorcycle Company ("BMC"), a company in which it held a 49% interest since 1993, in a stock-for-stock transaction, accounted for as a purchase. The Motor Company designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring and custom motorcycles and a broad range of related products which include motorcycle parts and
accessories, riding apparel and collectibles.   BMC designs, manufactures and
sells performance sport and sport-touring motorcycles powered by the Motor Company's 1200cc engines. The Motor Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986. The Motor Company ended 1997 with a domestic market share of approximately 49%. Internationally, the Motor Company ended 1997 with an approximate 6% share of the European heavyweight (651+cc) market and an approximate 17% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market. Buell Distribution Corporation, a wholly-owned subsidiary of the Company, and the exclusive distributor for BMC, sold 4,415, 2,762 and 1,407 units in 1997, 1996 and 1995, respectively.

The Financial Services segment consists of the Company's majority-owned subsidiary, Eaglemark Financial Services, Inc. and its subsidiaries ("Eaglemark"). Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American dealers. Eaglemark also offers retail financing opportunities to the Company's domestic and Canadian motorcycle customers. Eaglemark provides property and casualty insurance for motorcycles as well as extended service contracts. A smaller portion of its customers are in other leisure products businesses. In addition, Eaglemark entered into a joint venture agreement with Transamerica Distribution Finance Corporation, in January 1998, to provide wholesale financing to dealers supported by the Company's European subsidiaries.

In January 1996, the Company announced its strategic decision to dispose of its Transportation Vehicles segment in order to concentrate on its core motorcycle business. During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million. The results of the Transportation Vehicles segment have been reported separately as discontinued operations. See Note 3 to the 1997 consolidated financial statements for further information.

Revenue, operating income (loss) and identifiable assets attributable to each of the Company's segments are as follows (in thousands):

-----------------------------------------------------------------------------------------------------------
                                                Motorcycles
                                                and Related  Transportation   Financial
                                                 Products     Vehicles(1)     Services(2)    Corporate
                                                -----------  --------------   -----------    ---------
   1997
   ----
Revenue                                          $1,762,569     $  n/a          $   n/a       $   n/a
Operating income (loss)                             265,486        n/a             12,355       (7,838)
Identifiable assets as of December 31               856,779        n/a            598,514      143,608

   1996
   ----
Revenue                                          $1,531,227     $  n/a          $   n/a       $   n/a
Operating income (loss)                             228,093        n/a              7,801       (7,448)
Identifiable assets as of December 31               770,271        n/a            387,666      142,048

   1995
   ----
Revenue                                          $1,350,466     $  n/a          $   n/a       $   n/a
Operating income (loss)                             184,475        n/a              3,620       (7,299)
Identifiable assets as of December 31               595,118      111,556          269,461       24,535
-----------------------------------------------------------------------------------------------------------

(1) The Transportation Vehicles segment was reported as discontinued operations commencing in 1995. See Note 3 to the 1997 consolidated financial statements for further information.

(2) The Financial Services segment's results of operations are included in operating income. See Note 4 to the 1997 consolidated financial statements for further information.

Worldwide quarterly revenue and operating income (loss) (in thousands), by segment, and motorcycle shipment information (excluding Buell), are as follows:



                                                    First         Second         Third         Fourth         Total
                                                   Quarter       Quarter        Quarter        Quarter        Year
                                                 ----------     ----------     ----------     ----------   ------------
1997
Revenue by segment:
    Motorcycles and Related Products              $427,095       $444,085       $444,222       $447,167     $1,762,569
    Financial Services                               n/a            n/a            n/a            n/a           n/a
                                                 ----------     ----------     ----------     ----------   ------------
                                                  $427,095       $444,085       $444,222       $447,167     $1,762,569

Operating income (loss) by segment:
    Motorcycles and Related Products              $ 63,016       $ 72,465       $ 62,750       $ 67,255     $  265,486
    Financial Services                               2,219          3,346          3,002          3,788         12,355
    Corporate                                       (2,587)        (2,021)        (1,497)        (1,733)        (7,838)
                                                 ----------     ----------     ----------     ----------   ------------
                                                  $ 62,648       $ 73,790       $ 64,255       $ 69,310     $  270,003
Units:
    Harley-Davidson-Registered Trademark-
      Motorcycles                                   32,860         33,965         31,503         33,957        132,285
------------------------------------------------------------------------------------------------------------------------

                                                    First         Second         Third         Fourth         Total
                                                   Quarter       Quarter        Quarter        Quarter        Year
                                                 ----------     ----------     ----------     ----------   ------------
1996
Revenue by segment:
    Motorcycles and Related Products              $371,051       $392,804       $385,843       $381,529     $1,531,227
    Financial Services                               n/a            n/a            n/a            n/a           n/a
                                                 ----------     ----------     ----------     ----------   ------------
                                                  $371,051       $392,804       $385,843       $381,529     $1,531,227

Operating income (loss) by segment:
    Motorcycles and Related Products              $ 54,771       $ 63,144       $ 50,853       $ 59,325     $  228,093
    Financial Services                               1,732          1,990          1,277          2,802          7,801
    Corporate                                       (2,477)        (2,025)        (1,675)        (1,271)        (7,448)
                                                 ----------     ----------     ----------     ----------   ------------
                                                  $ 54,026       $ 63,109       $ 50,455       $ 60,856     $  228,446
Units:
    Harley-Davidson Motorcycles                     30,071         30,852         28,013         29,835        118,771
-----------------------------------------------------------------------------------------------------------------------

1995
Revenue by segment:
    Motorcycles and Related Products              $294,886       $355,631       $327,096       $372,853     $1,350,466
    Financial Services                               n/a            n/a            n/a            n/a           n/a
                                                 ----------     ----------     ----------     ----------   ------------
                                                  $294,886       $355,631       $327,096       $372,853     $1,350,466

Operating income (loss) by segment:
    Motorcycles and Related Products              $ 40,473       $ 53,732       $ 38,421       $ 51,849     $  184,475
    Financial Services                                 651          1,001            771          1,197          3,620
    Corporate                                       (1,867)        (1,330)        (2,210)        (1,892)        (7,299)
                                                 ----------     ----------     ----------     ----------   ------------
                                                  $ 39,257       $ 53,403       $ 36,982       $ 51,154     $  180,796
Units:
    Harley-Davidson Motorcycles                     23,651         28,167         25,012         28,274        105,104
-----------------------------------------------------------------------------------------------------------------------


MOTORCYCLES AND RELATED PRODUCTS

The primary business of the Motorcycles segment is to design, produce and sell premium heavyweight motorcycles. The Motor Company's motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical U.S. Harley-Davidson-Registered Trademark- motorcycle owner is a male in his mid-forties, with a household income of approximately $68,000, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Over two-thirds of the Motor Company's sales are to buyers with at least one year of higher education beyond high school, and 34% of the buyers have college degrees. Approximately 9% of the Motor Company's U.S. retail sales are to female buyers.

The heavyweight class of motorcycles is comprised of four types: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and acceleration; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. The Motor Company presently manufactures and sells 20 models of touring and custom heavyweight motorcycles, with suggested domestic retail prices ranging from approximately $5,200 to $19,300. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Paks-Registered Trademark-. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The Motor Company's motorcycles are based on variations of four basic chassis designs and are powered by one of three air cooled, twin cylinder engines of "V" configuration which have displacements of 883cc, 1200cc and 1340cc. The Motor Company manufactures its own engines and frames.

Although there are some accessory differences between the Motor Company's top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable. The prices for the high-end of the Motor Company's custom product line range from being competitive to 50% more than its competitors' custom motorcycles. The custom portion of the product line represents the Motor Company's highest unit volumes and continues to command a premium price because of its features, styling and high resale value. The Motor Company's smallest displacement custom motorcycle (the 883cc Sportster-Registered Trademark-) is directly price competitive with comparable motorcycles available in the market. The Motor Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from competitive-brand motorcycles, are people completely new to the sport of motorcycling or have not participated in the sport for at least five years. Since 1988, the Motor Company's research has consistently shown a repurchase intent in excess of 92% on the part of purchasers of Harley-Davidson motorcycles, and the Motor Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. The Motor Company's worldwide motorcycle sales generated 78.5%, 78.3% and 76.9% of revenues in the Motorcycles segment during 1997, 1996 and 1995, respectively.

The major product categories for the Parts and Accessories (P&A) business are replacement parts (Genuine Motor Parts-TM-) and mechanical accessories (Genuine Motor Accessories-TM-). Worldwide net P&A sales comprised 13.7%, 13.7% and 14.2% of net sales in the Motorcycles segment in 1997, 1996 and 1995, respectively. Worldwide P&A net sales have grown 49.3% over the last three years (since 1994).

Worldwide net sales of the General Merchandise business, which includes MotorClothes-Registered Trademark- apparel and collectibles, comprised 5.4%, 5.9% and 7.4% of net sales in the Motorcycles segment in 1997, 1996 and 1995, respectively.

The Motor Company also provides a variety of services to its dealers and retail customers including service training schools, customized software packages for dealers, delivery of its motorcycles, membership in an owners club and a Fly and Ride-TM- program through which a member can rent a motorcycle through a dealer at a vacation destination.

LICENSING. In recent years, the Company has endeavored to create an awareness of the Harley-Davidson brand among the non-riding public and provide a wide range of product for enthusiasts by licensing the name "Harley-Davidson" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts, jewelry, small leather goods, toys and numerous other products. In 1993, the licensed Harley-Davidson Cafe opened in Manhattan, New York. In 1995, the Company entered into an agreement to license three additional restaurants with the New York Cafe's owners. Under this agreement, a new Cafe in Las Vegas, Nevada was opened in September 1997. Although the majority of licensing activity occurs in the U.S., the Company continues to expand into international markets.

The Company's licensing activity provides it with a valuable source of advertising and goodwill. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks, thereby protecting the Harley-Davidson brand and its use. Royalty revenues from licensing, included in motorcycle revenue, were approximately $24 million, $19 million and $24 million during 1997, 1996 and 1995, respectively. While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

MARKETING AND DISTRIBUTION. The Company's basic channel of United States distribution for its motorcycles and related products consists of approximately 600 independently owned full-service dealerships to whom the Company sells direct. With respect to sales of new motorcycles, approximately 77% of the U.S. dealerships sell the Company's motorcycles exclusively. All dealerships carry the Company's genuine replacement parts and aftermarket accessories and perform servicing of the Company's motorcycle products.

The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson dealers. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies. In an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling, the Motor Company formed a riders club in 1983. The Harley Owners Group-Registered Trademark-, or "HOG-Registered Trademark-", currently has approximately 380,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. The Motor Company's expenditures on domestic marketing, selling and advertising were approximately $85.2 million, $75.4 million and $71.5 million during 1997, 1996 and 1995, respectively.

RETAIL CUSTOMER AND DEALER FINANCING. The Company believes Eaglemark and other financial services companies provide adequate retail and wholesale financing to the Motor Company's domestic and Canadian dealers and customers. In addition, to encourage its dealers to carry sufficient parts and accessories inventories and to counteract the seasonality of the parts and accessories business, the Motor Company from time to time offers its domestic dealers quarterly special discounts and/or 120 day delayed payment terms through Eaglemark. Eaglemark also began to provide wholesale financing to dealers supported by the Company's European subsidiaries through a joint venture agreement with Transamerica Distribution Finance Corporation. Previously the Company offered extended winter terms to certain European customers.

INTERNATIONAL SALES. International sales were approximately $458 million, $421 million and $401 million, accounting for approximately 26%, 27% and 30% of net sales of the Motorcycles segment, during 1997, 1996 and 1995, respectively. The international heavyweight (651+cc) market is growing and is significantly larger than the U.S. heavyweight market. The Motor Company ended 1997 with an approximate 6% share of the European heavyweight (651+cc) market and an approximate 17% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market. See Note 13 to the consolidated financial statements for additional information regarding foreign operations.

In total, the Motor Company is represented internationally by 577 independent dealers in 55 countries. Japan, Germany, and Canada, in that order, represent the Company's largest export markets and account for approximately 51% of export sales.

In the European Region (Europe/Middle East/Africa), there are currently 305 independent dealers serving 30 country markets. This network of dealers is served by nine independent distributors and four wholly-owned subsidiaries in France, Germany, The Netherlands and the United Kingdom. The Company has continued to build infrastructure in Europe, following the establishment of its United Kingdom based European Headquarters in 1995. New information systems, linking all the European subsidiary markets, were successfully installed and began operating in early 1997. The European management team is continuing to build and develop distributor, dealer and customer relationships. The Company's focus is to expand and improve the distribution network, tailor product development to market needs and attract new customers through coordinated Europe-wide and local marketing programs.

In the Asia/Pacific Region, there are currently 179 independent dealers serving 8 country markets. During 1996, the Company began to implement a strategic plan for the Asia/Pacific Region, which outlined growth objectives and strategies for achieving them. While the economic crisis in Southeast Asia has currently curtailed the Company's plans to open new markets in Southeast Asia, short-term growth will continue to come from existing markets in Japan and Australia. Long-term growth opportunities are expected to come from existing markets in Japan, Australia and Southeast Asia and new markets in the region.

The Americas markets include Canada and a separate Latin American distribution network. The Latin American market consists of 16 country markets managed from Milwaukee. The Latin American market has a diverse dealer network including 17 full line dealers, as well as 7 resort and mall stores focusing on selling General Merchandise. During 1997, the Company's distribution network was expanded in Mexico and Argentina. In the future, the focus will be on improving distribution and volumes within the two largest Latin American markets, Mexico and Brazil. The emphasis will be to expand further advertising and promotion, and investigation of regional sourcing of General Merchandise to extend the customer reach of our branded products in the region. In Canada, there are currently 76 full-line dealerships served by a single independent distributor.

COMPETITION. The U.S. and international heavyweight (651+cc) motorcycle markets are highly competitive. The Company's major competitors generally have financial and marketing resources which are substantially greater than those of the Company. The Company's principal competitors have larger overall sales volumes and are more diversified than the Company. The Company believes the heavyweight motorcycle market is the most profitable
segment of the U.S. motorcycle market.   During 1997, the heavyweight segment
represented approximately 54% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

Domestically, the Motor Company competes in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 80%, 80% and 78% of total heavyweight retail unit sales in the U.S. during 1997, 1996 and 1995, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market.

For the last 10 years, the Motor Company has led the industry in domestic (United States) sales of heavyweight motorcycles. The Motor Company's share of the heavyweight market was 49.1% in 1997; up from 48.2% in 1996. This is significantly greater than the Company's largest competitor domestically, which had an 18.5% market share at the end of 1997.

                  Market share of U.S. Heavyweight Motorcycles*
                        (Engine Displacement of 651+cc)


-------------------------------------------------------------------------------------------------------

                                                                 Year Ended December 31,
                                                   ----------------------------------------------------
                                                    1997         1996        1995      1994       1993
                                                   ------       ------      ------    ------     ------
New U.S. Registrations (thousands of units):
  Total new registrations                          190.2        165.7       151.2     140.8      123.8
  Harley-Davidson new registrations                 93.5         79.9        72.1      65.2       59.3
  Percentage Market Share:
     Harley-Davidson                                49.1%        48.2%       47.7%     46.3%      47.9%
     Buell                                           1.0          1.0         0.5       0.1        0.0
     Honda                                          18.5         18.8        20.2      22.5       20.1
     Suzuki                                         10.1          8.7         9.6      10.6       12.1
     Kawasaki                                       10.4         12.2        10.6       9.8        9.7
     Yamaha                                          5.4          5.9         5.8       5.6        5.8
     Other                                           5.5          5.2         5.6       5.1        4.4
                                                   ------       ------      ------    ------     ------
Total                                              100.0%       100.0%      100.0%    100.0%     100.0%
                                                   ------       ------      ------    ------     ------
                                                   ------       ------      ------    ------     ------

-------------------------------------------------------------------------------------------------------

     * Information in this report regarding motorcycle registrations and market shares has been derived from data published by R.L. Polk & Co. for the years 1993-1996. Data for 1997 was obtained from data published by the Motorcycle Industry Council.

On a worldwide basis, the Motor Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Motor Company estimates its worldwide competitive position, using data reasonably available to the Motor Company, to be as follows:

-------------------------------------------------------------------------------------------
           Worldwide Heavyweight Motorcycle Registration Data
                  (Engine Displacement of 651+cc)

                                                              (Units in Thousands)
                                                        1997          1996          1995
                                                       -------       -------      --------
North America(1):
     Total registrations                                205.4         178.5        163.1
     Harley-Davidson registrations                       99.3          85.1         77.0
     Harley-Davidson market share percentage             48.3%         47.6%        47.2%

Europe(2):
     Total registrations                                250.3         224.7        207.2
     Harley-Davidson registrations                       15.3          15.3         15.4
     Harley-Davidson market share percentage              6.1%          6.9%         7.4%

Japan/Australia(3):
     Total registrations                                 58.9          37.4         39.4
     Harley-Davidson registrations                        9.7           8.2          7.9
     Harley-Davidson market share percentage             16.5%         21.9%        20.1%

Total
     Total registrations                                514.6         440.6        409.7
     Harley-Davidson registrations                      124.3         108.6        100.3
     Harley-Davidson market share percentage             24.1%         24.7%        24.5%


(1)  Includes the United States and Canada
(2)  Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain,
     Switzerland and United Kingdom. (Data provided by Giral S.A.)
(3)  Data provided by JAMA and ABS.
-------------------------------------------------------------------------------------------

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. The Motor Company emphasizes quality, reliability and styling in its products and offers warranties for its motorcycles. The Motor Company regards its support of a motorcycling lifestyle in the form of events, rides, rallies and HOG as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company's competitors.

Domestic heavyweight registrations increased 15% and 10% during 1997 and 1996, respectively. The Company believes its ability to maintain its current market share will depend primarily on its ability to increase its annual production capacity as discussed below.

MOTORCYCLE MANUFACTURING. In an effort to further control costs and maintain quality, the Motor Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, have significantly improved quality, productivity and asset utilization.

The Motor Company's use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, as well as scrap and rework costs. This system also allows quicker reaction to engineering design changes, quality improvements and market demands. The Motor Company has trained the majority of its manufacturing employees in problem solving and statistical methods.

For the past two years, the Motor Company has been implementing a comprehensive motorcycle manufacturing strategy designed to, among other things, significantly increase its motorcycle production capacity. "Plan 2003" calls for the enhancement of the Motor Company's ability to increase capacity, increase flexibility to adjust to changes in the market place, improve product quality and reduce costs. The strategy calls for the achievement of the increased capacity at the existing facilities combined with some new additions. The transition into a new engine plant in Milwaukee and the construction of a new assembly plant in Kansas City, Missouri were both completed in 1997. The Motor Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its motorcycle production capacity to be able to sustain its annual double-digit unit growth. For 1998, the Motor Company's production target is 147,000 units, subject to the risks and uncertainties discussed with respect to this topic under Item 7 below.

In 1997, the Motor Company and Dr. Ing. h.c. Porsche AG of Stuttgart, Germany formed a joint venture to source and assemble powertrain components for use in potential new motorcycle products. The joint venture plans to operate out of one of the Motor Company's U.S. manufacturing facilities.

RAW MATERIAL AND PURCHASED COMPONENTS. The Motor Company is proceeding aggressively to establish with its suppliers long-term mutually beneficial relationships. Through these relationships the Motor Company is gaining access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.

The Motor Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. The Motor Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

RESEARCH AND DEVELOPMENT. The Motor Company believes research and development are significant factors in the Motor Company's ability to lead the market definition of touring and custom motorcycling. As a result, the Motor Company completed construction of a new 213,000 square foot Product Development Center (PDC) in 1996. The PDC brings together employees from styling, purchasing and manufacturing with regulatory professionals and supplier representatives to create a concurrent product and process development methodology. The Motor Company incurred research and development expenses of approximately $53.3 million, $37.7 million and $27.2 million during 1997, 1996 and 1995, respectively.

PATENTS AND TRADEMARKS. The Company owns certain patents which relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and to enforce those patents. The Company sees such actions as important as it moves forward with new technologies. The Company's goal is to make all of its intellectual property assets work together to achieve the greatest effect.

Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the "Harley-Davidson-Registered Trademark-" trademark is highly recognizable by the general public and a very valuable asset. The Bar and Shield Design trademark is also highly recognizable by the general public. Additionally, the Company uses numerous trademarks, trade names and logos, which are registered both in the United States and abroad. The "Harley-Davidson" trademark has been used since 1903 and the Bar and Shield trademark since 1907.

SEASONALITY. The Company, in general, has not experienced significant seasonal fluctuations in motorcycle production. This has primarily been the result of a strong demand for the Motor Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American independent dealers. Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons. Beginning in 1998, floorplanning for dealers supported by the Company's European subsidiaries became available.

REGULATION. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution which affect the business and operations of the Company. The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

European Union Certification procedures ensure that the Company's motorcycles comply with the lower European Union noise standards (80dba). At the beginning of the next decade there may be a further reduction of European Union noise standards. Accordingly, the Company expects that it will continue to incur some level of research and development costs related to this matter over the next several years.

The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (ARB) with respect to the ARB's more stringent emissions standards. The Company's motorcycles are subjected to the additional ARB tailpipe and evaporative emissions standards that require the Company to build unique vehicles for sale exclusively in California. The Company's motorcycle products have been certified to comply fully with all such applicable standards. The Company anticipates there will be further reductions in the ARB's, and potentially in the EPA's, motorcycle emissions standards in the coming years. Accordingly, the Company expects to incur some level of research and development costs related to this matter over the next several years.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act (Safety Act), which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has acknowledged to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.

In accordance with NHTSA policies, the Motor Company has from time to time initiated certain voluntary recalls. During the last three years, the Motor Company has initiated 5 voluntary recalls at a total cost of approximately $3.7 million. The Company fully reserves for all estimated costs associated with recalls in the period that they are announced.

Federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

EMPLOYEES. As of December 31, 1997, the Motorcycles segment had approximately 5,700 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa, Menomonee Falls, and Tomahawk, Wisconsin and Kansas City, Missouri are represented principally by the United Paperworkers International Union (UPIU) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the Wisconsin-UPIU and IAM will expire on March 31, 2001, the collective bargaining agreement with the Kansas City-UPIU and IAM will expire on December 31, 2003 and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2002.

FINANCIAL SERVICES

Eaglemark provides financial services programs to leisure product manufacturers, their dealers and customers in the United States and Canada. The Company acquired a 49% interest in Eaglemark in 1993 and acquired substantially all of the remaining shares in 1995. Eaglemark commenced doing business in 1993 with the purchase of the Harley-Davidson wholesale financing portfolio from ITT Commercial Finance Corporation. In January 1998, Eaglemark entered the European market through a joint venture agreement with Transamerica Distribution Finance Corporation, to provide wholesale financing to dealers supported by the Company's European subsidiaries.

HARLEY-DAVIDSON. Eaglemark's provides both wholesale and retail financial services to Harley-Davidson dealers and customers and operates under the trade names Harley-Davidson Credit and Harley-Davidson Insurance. Wholesale financial services include floorplan and open account financing of motorcycles, trade acceptance financing of motorcycle parts and accessories, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products, including property and casualty, general liability and special events insurance policies. Eaglemark's wholesale financial services are offered to all Harley-Davidson dealers in the United States and Canada and during 1997 were utilized one or more times by approximately 95% of such dealers. Eaglemark's wholesale finance operations are located in Plano, Texas.

Retail financial services include installment lending for new and used Harley-Davidson motorcycles, the Harley-Davidson Chrome-Registered Trademark-VISA-Registered Trademark- Card, the brokerage of a range of motorcycle insurance products, including liability, casualty, and credit life and disability insurance policies, and extended service agreements.
Eaglemark acts only as an insurance agent and does not assume any underwriting risk with regard to the various insurance policies and extended service agreements that it sells. Eaglemark's retail financial services are available through virtually all Harley-Davidson dealers in the United States and Canada. Eaglemark's retail finance operations are located in Carson City, Nevada.

OTHER MANUFACTURERS. Eaglemark also provides wholesale and retail financial services through manufacturer participation programs to certain aircraft, marine and recreational vehicle dealers and customers. These programs are similar to the Harley-Davidson program described above.

FUNDING. Eaglemark's growth has been funded through a combination of capital contributions from the Company, unsecured commercial paper borrowings, revolving credit facilities borrowings, senior subordinated notes borrowing and the securitization of its retail installment loans. Future growth is expected to be financed by using similar sources as well as internally generated funds.

COMPETITION. Eaglemark believes that its ability to offer a package of wholesale and retail financial services utilizing the name of the manufacturer provides a significant competitive advantage over its competitors. Its competitors compete for business based largely on price and, to a lesser extent, service. Eaglemark competes based on convenience, service and, to a lesser extent, price.

The only significant national retail financing competitor for Harley-Davidson motorcycle installment loans is Greentree Financial. During 1997, Eaglemark financed 19% of new Harley-Davidson motorcycles retailed in the U.S., up from 17% in 1996. In contrast, competition to provide retail financial services to aircraft, recreational vehicle and watercraft dealers is substantial, with many competitors being much larger than Eaglemark. These competitors include The CIT Group, Nations Credit, BankOne and Key Bank USA. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in their local markets.

Eaglemark faces little national competition for the Harley-Davidson wholesale finance business. Competitors are primarily banks and other financial institutions who provide wholesale financing to Harley-Davidson dealers in their local markets. In contrast, competition to provide wholesale financial services to aircraft, recreational vehicle and watercraft dealers is substantial, with many competitors being much larger than Eaglemark. These competitors include Deutsche Financial, Nations Credit, Bombardier and Transamerica. They typically offer manufacturer sponsored programs similar to Eaglemark's programs.

PATENTS AND TRADEMARKS. Eaglemark has registered trademarks for the name "Eaglemark" and the Eaglemark logo. All the other trademarks or trade names used by Eaglemark, such as Harley-Davidson Credit, are licensed from the manufacturer.

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

EMPLOYEES. As of December 31, 1997, the Financial Services segment had approximately 360 employees. None of Eaglemark's personnel are represented by labor unions.

ITEM 2. PROPERTIES
The following is a summary of the principal properties of the Company as of March 20, 1998.

MOTORCYCLES AND RELATED PRODUCTS SEGMENT


Type of Facility                          Location                Square Feet            Status
----------------                          --------                -----------            ------
Office and Warehouse                      Milwaukee, WI               512,100             Owned
Product Development Center                Wauwatosa, WI               213,000             Owned
Manufacturing                             Wauwatosa, WI               443,000             Owned
Manufacturing                             Menomonee Falls, WI         448,000             Owned
Manufacturing                             Tomahawk, WI                112,250             Owned
Manufacturing                             York, PA                  1,033,060             Owned
Manufacturing                             Kansas City, MO             330,000             Owned
Manufacturing                             East Troy, WI                40,000             Lease expiring
                                                                                           1999
Distribution Center                       York, PA                     84,000             Lease expiring
                                                                                           2004
Distribution Center                       Franklin, WI                250,000             Owned
Motorcycle Testing                        Talladega, AL                23,500             Leases expiring
                                                                                           1998-1999
Office                                    Kansas City, MO              23,600             Lease expiring
                                                                                           1998
Office                                    Mukwanago, WI                 4,800             Lease expiring
                                                                                           1998
Office                                    Ann Arbor, MI                 2,300             Lease expiring
                                                                                           1999
Office and Warehouse                      East Troy, WI                 8,044             Leases expiring
                                                                                           1998
Office and Service Area                   Morfelden-Walldorf,          25,840             Lease expiring
                                           Germany                                         2001
Office                                    Tokyo, Japan                 13,048             Lease expiring
                                                                                           1999
Warehouse                                 Yokohama, Japan              10,652             Lease expiring
                                                                                           1999
Office                                    Brackley, England             2,845             Lease expiring
                                                                                           2005
Warehouse                                 Brackley, England             1,122             Lease expiring
                                                                                           2005
Office                                    Windsor, England             10,147             Lease expiring
                                                                                           2006
Office                                    Liederdorp, The Netherlands   8,400             Lease expiring
                                                                                           2001
Office                                    Paris, France                 5,650             Lease expiring
                                                                                           2005

The Motor Company has five facilities that perform manufacturing operations:
Wauwatosa and Menomonee Falls, Wisconsin, suburbs of Milwaukee (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and assembly). The construction of a new 330,000 square foot manufacturing facility in Kansas City, Missouri was completed in 1997 and is expected to be producing all Sportster motorcycles by the end of the second quarter of 1998. In addition, as a result of the February acquisition of the remaining interest in BMC, the Company has a manufacturing facility in East Troy, Wisconsin dedicated to the production of Buell-Registered Trademark-motorcycles.

Expansion has also taken place at the Company's powertrain operations in the Milwaukee area, its motorcycle assembly operations in York, Pennsylvania, and its fiberglass products plant in Tomahawk, Wisconsin to enable the Company to achieve its long-term goal of increased motorcycle production capacity, subject to the risks and uncertainties discussed with respect to this topic under Item 7 below.

FINANCIAL SERVICES SEGMENT


Type of Facility         Location           Square Feet     Status
----------------         --------           -----------     ------
Office                   Chicago, IL             17,004     Lease expiring
                                                             2007
Office                   Carson City, Nevada     50,367     Lease expiring
                                                             2001
Office                   Plano,TX                15,788     Lease expiring
                                                             2007


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1997.

                     Executive officers of the registrant

The following sets forth, as of March 20, 1998, the name, age and business experience for the last five years of each of the executive officers of Harley-Davidson, Inc.

                              Executive Officers

     NAME                                                                  AGE

Jeffrey L. Bleustein                                                       58
President and Chief Executive Officer

James M. Brostowitz                                                        46
Vice President, Controller and Treasurer

C. William Gray                                                            56
Vice President, Human Resources

Ronald M. Hutchinson                                                       51
Vice President, Parts, Accessories and
 Customer Service-Motor Company

Gail A. Lione                                                              48
Vice President, General Counsel and Secretary

James A. McCaslin                                                          49
Vice President, Continuous Improvement-
 Motor Company

David J. Storm                                                             53
Vice President, Planning and Information
 Services-Motor Company

Richard F. Teerlink                                                        61
Chairman of the Board

Earl K. Werner                                                             52
Vice President, Engineering-
 Motor Company

Jerry G. Wilke                                                             46
Vice President-Motor Company
President and Chief Operating Officer-
 Buell Motorcycle Company

James L. Ziemer                                                            48
Vice President, Chief Financial Officer

                                       16

All of these individuals have been employed by the Company in an executive officer capacity for more than five years, except Ronald A. Hutchinson, Gail A. Lione, James A. McCaslin, David J. Storm, Earl K. Werner and Jerry G. Wilke.

Mr. Hutchinson has been Vice President, Parts, Accessories and Customer Service, Motor Company since May 1996. He served as Vice President, Customer Service and Parts, Motor Company from 1993 to 1996. Prior to that he served as Vice President, Customer Service, Motor Company.

Ms. Lione has been Vice President, General Counsel and Secretary since joining the Company in November 1997. Prior to that time she served as General Counsel and Secretary for U.S. News & World Report, General Counsel and Secretary of The Atlantic Monthly Company and Applied Printing Technologies L.P. and General Counsel and Assistant Secretary of Applied Graphics Technologies, Inc.

Mr. McCaslin has been Vice President, Continuous Improvement, Motor Company since October 1997. From 1994 to October 1997 he served as Vice President and General Manager, York Operations, Motor Company and from 1992 to 1994 he served as General Manager, York Operations, Motor Company.

Mr. Storm has served in his current position as Vice President, Planning and Information Services, Motor Company since 1996. Prior to that he served as Vice President, Planning, Logistics and Information Systems, Motor Company from 1994 and as Director, Operations Strategy and Systems, Motor Company from 1992 to 1994.

Mr. Werner has been Vice President, Engineering, Motor Company since 1995. Prior to that he was Director, Engineering, Motor Company from 1993 to 1995.

Mr. Wilke has been a Vice President of the Motor Company and President and Chief Operating Officer of BMC since July, 1997. From 1995 to July, 1997 he was Vice President, Marketing and Sales, the Americas, Motor Company; from 1994 to 1995 he was Vice President, Market Development/Sales, the Americas, Motor Company; and from 1992 to 1994 he was Vice President, Motorcycle/P&A Marketing, Motor Company.

                                    PART II

ITEM 5. MARKET FOR HARLEY-DAVIDSON, INC. COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

                1997                       Low                High
                ----                       ---                ----
               First quarter             $16-7/8            $23-3/16
               Second quarter           16-11/16            24-23/32
               Third quarter              23-1/2              29-7/8
               Fourth quarter            23-3/16              31-1/4

                1996                       Low                High
                ----                       ---                ----

               First quarter            $13-3/16            $19-9/16
               Second quarter             18-7/8              24-3/4
               Third quarter             18-9/16             22-9/16
               Fourth quarter             20-5/8              23-1/2


The Company paid the following dividends per share:

                                          1997        1996      1995
                                          ----        ----      ----


               First quarter             $.030       $.025     $.020
               Second quarter             .035        .025      .020
               Third quarter              .035        .030      .025
               Fourth quarter             .035        .030      .025


Share and per share data have been adjusted to reflect the two-for-one stock split during September 1997.

The Company has authorization from the Board of Directors to repurchase up to 4,700,000 shares of its common stock.

In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock splits.

As of March 20, 1998, there were approximately 52,578 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6.   Selected financial data
---------------------------------

                                                     1997           1996          1995           1994            1993
                                                     ----           ----          ----           ----            ----
                                                            (In thousands, except per share amounts)

Income statement data:
  Net sales                                      $1,762,569     $1,531,227     $1,350,466     $1,158,887       $933,262
  Cost of goods sold                              1,176,352      1,041,133        939,067        800,548        641,248
                                                ------------   -------------   -----------    -----------     ----------
  Gross profit                                      586,217        490,094        411,399        358,339        292,014
  Operating income from financial services(1)        12,355          7,801          3,620              -             -
  Selling, administrative and engineering          (328,569)      (269,449)      (234,223)      (204,777)      (162,675)
                                                ------------   ------------    -----------    -----------     ----------
  Income from operations                            270,003        228,446        180,796        153,562        129,339
  Interest income, net                                7,871          3,309             96          1,682            994
  Other income (expense), net                        (1,572)        (4,133)        (4,903)         1,196         (3,249)
                                                ------------   ------------    -----------    -----------     ----------
  Income from continuing operations before
    provision for income taxes
    and accounting changes                          276,302        227,622        175,989        156,440        127,084
  Provision for income taxes                        102,232         84,213         64,939         60,219         50,765
                                                ------------   ------------    -----------    -----------     ----------
  Income from continuing operations before
    accounting changes                              174,070        143,409        111,050         96,221         76,319
  Income (loss) from discontinued
    operations, net of tax(2)                             -         22,619          1,430          8,051        (57,904)
                                                ------------   ------------    -----------    -----------     ----------
  Income before  accounting changes                 174,070        166,028        112,480        104,272         18,415
  Cumulative effect of accounting changes,
    net of tax(3)                                         -               -             -              -        (30,300)
                                                ------------   ------------    -----------    -----------     ----------

  Net income (loss)                             $   174,070    $   166,028     $  112,480     $  104,272      $ (11,885)
                                                ------------   ------------    -----------    -----------     ----------
                                                ------------   ------------    -----------    -----------     ----------

Weighted average common shares:
    Basic                                           151,650        150,683        149,972        150,440        149,048
                                                ------------   ------------    -----------    -----------     ----------
                                                ------------   ------------    -----------    -----------     ----------
    Diluted                                         153,948        152,925        151,900        153,365        152,004
                                                ------------   ------------    -----------    -----------     ----------
                                                ------------   ------------    -----------    -----------     ----------
Earnings per common share
  from continuing operations:
    Basic                                             $1.15           $.95           $.74           $.64           $.51
                                                      -----           ----           ----           ----           ----
                                                      -----           ----           ----           ----           ----
    Diluted                                           $1.13           $.94           $.73           $.63           $.50
                                                      -----           ----           ----           ----           ----
                                                      -----           ----           ----           ----           ----

  Dividends paid                                      $.135           $.11           $.09           $.07           $.03
                                                      -----           ----           ----           ----           ----
                                                      -----           ----           ----           ----           ----

Balance sheet data:
  Working capital                                 $ 342,333      $ 362,031      $ 288,783       $189,358       $142,996
  Current finance receivables, net(1)               293,329        183,808        169,615              -              -
  Long-term finance receivables, net(1)             249,346        154,264         43,829              -              -
  Total assets                                    1,598,901      1,299,985        980,670        676,663        527,958
  Short-term debt, including current
     maturities of long-term debt                         -          2,580          2,691          1,431          4,190
  Long-term debt, less current maturities            20,934         25,122         18,207          9,021          2,919
  Short-term finance debt(1)                         90,638          8,065              -              -              -
  Long-term finance debt(1)                         280,000        250,000        164,330              -              -
                                                  ----------     ----------     ----------       --------       -------
  Total debt                                        391,572        285,767        185,228         10,452          7,109
  Shareholders' equity                              826,668        662,720        494,569        433,232        324,912


  Share and per share data have been adjusted to reflect the two-for-one stock split during September 1997.

(1)Due to the acquisition of Eaglemark Financial Services, Inc. in 1995.
(2)1993 includes a $57.0 million charge related primarily to the write-off of goodwill at Holiday Rambler.
(3)During 1993, the Company adopted accounting standards related to postretirement health care benefits and income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996

OVERALL
Net sales for 1997 of $1,762.6 million were $231.4 million, or 15.1%, higher than net sales for 1996. Net income and diluted earnings per share from continuing operations were $174.1 million and $1.13, respectively, for 1997 as compared with $143.4 million and $.94, respectively, for 1996. The gain on disposition and diluted earnings per share from discontinued operations were $22.6 million and $.15, respectively, for 1996.

The Company increased its quarterly dividend payment in June 1997 from $.03 per share to $.035 per share which resulted in a total year payout of $.135 per share.

RESULTS OF OPERATIONS


                                              MOTORCYCLE UNIT SHIPMENTS AND NET SALES


                                                      1997          1996          Increase           %Change
-------------------------------------------------------------------------------------------------------------
Motorcycle units (excluding Buell)                     132,285          118,771          13,514         11.4%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Net sales (in millions):
-------------------------------------------------------------------------------------------------------------
  Motorcycles (excluding Buell)                       $1,382.8         $1,199.2          $183.6         15.3%
-------------------------------------------------------------------------------------------------------------
  Motorcycle Parts and Accessories                       241.9            211.2            30.7         14.5
-------------------------------------------------------------------------------------------------------------
  General Merchandise                                     95.1             90.7             4.4          4.8
-------------------------------------------------------------------------------------------------------------
  Other                                                   42.8             30.1            12.7         42.2
-------------------------------------------------------------------------------------------------------------
    Total Motorcycles and Related Products            $1,762.6         $1,531.2          $231.4         15.1%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

The Motorcycles and Related Products (Motorcycles) segment's net sales increased 15.1% over 1996 primarily due to a 13,514 unit (11.4%) increase in traditional (excluding Buell) motorcycle shipments. The increase in motorcycle shipments is the result of improved productivity and investment in additional capacity from the ongoing implementation of the Company's manufacturing strategy. The manufacturing strategy is designed to increase capacity, increase flexibility to adjust to changes in the marketplace, improve product quality and reduce costs.

Buell Distribution Corporation, a wholly-owned subsidiary of the Company, and the exclusive distributor of Buell Motorcycle Company, increased sales (included in "Other" in the above table) to approximately $40 million (4,415 units) in 1997 as compared to approximately $23 million (2,762 units) in 1996. Buell motorcycles were introduced in Europe and Australia during the first and fourth quarters of 1997, respectively, and in Japan during the second quarter of 1996.

The Company began 1997 at a scheduled motorcycle production rate of 520 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 565 units per day by the end of the year. The Company exceeded its scheduled production goal of 130,000 units in 1997. During January 1998, the new manufacturing facility in Kansas City, Missouri began producing Sportster motorcycles, and the facility will take over building all Sportster motorcycles by the end of the second quarter of 1998. The manufacturing facility in York, Pennsylvania will use its Sportster capacity to produce more of the big twin cruiser and touring motorcycles. In addition, expansion initiatives continue at the Company's powertrain operations in the Milwaukee area and at its fiberglass products plant in Tomahawk, Wisconsin to enable the Company to achieve its long-term production targets.

The Company plans to continue to increase its motorcycle production capacity to be able to sustain its annual double-digit unit growth. For 1998, the Company's production target is 147,000 units.(1)

The Company's ability to reach these production levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its new and existing facilities, and
(iii) create sufficient demand for the Company's motorcycles. However, there is no assurance that the Company will continue to realize additional efficiencies. In addition, the Company could experience delays in making changes to existing facilities and the new manufacturing facilities as a result of risks normally associated with the operation of new and existing manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs could also impact adversely the Company's capital expenditure estimates. Moreover, there is no assurance that the Company will have the ability to sell all of the motorcycles it has the capacity to produce.

During 1997, the worldwide heavyweight (651+cc) motorcycle market grew 15.7% and the company's share of the market is 24.1% (excluding Buell). Compared to 1996, industry registrations of domestic (United States) heavyweight motorcycles were up 14.8% (data provided by the Motorcycle Industry Council), while retail registrations for the Company's traditional motorcycles increased 17.0%. The Company ended 1997 with a domestic market share of 49.1% compared to 48.2% in 1996. This increase is a reflection of the increased shipments of the Company's traditional motorcycles due to additional capacity and an increased allocation of motorcycles to the domestic market.

European data for 1997 (provided by Giral S.A.) shows the Company with a 6.1% share of the heavyweight (651+cc) market, down from 6.8% in 1996. The European market grew at an 11.4% rate in 1997, while retail registrations for the Company's traditional motorcycles were approximately the same as 1996.

Asia/Pacific (Japan and Australia) data for 1997 (provided by JAMA and ABS) shows the Company with a 16.5% share of the heavyweight (651+cc) market, down from 21.9% in 1996. While retail registrations for the Company's traditional motorcycles increased 18.3%, the Asia/Pacific market increased 57.5% in 1997. The increase in the Asia/Pacific market was primarily due to a change in the licensing requirements in Japan which made it easier for an individual to obtain a heavyweight motorcycle license. The greatest increase occurred in the performance motorcycle segment.

Export revenues totaled $457.8 million during 1997, an increase of approximately $37.1 million (8.8%) over 1996. The Company exported approximately 27% of its traditional motorcycle shipments in 1997, down from approximately 30% in 1996. The Company adjusted the international allocation of motorcycles during 1997 due primarily to the combination of continued strong demand in the United States and softening demand in Europe.

During 1997, Genuine Motor Parts and Genuine Motor Accessories (P&A) sales totaled $241.9 million, a $30.7 million, or 14.5% increase over 1996. The increase in 1997 is consistent with the Company's long-term growth target for the P&A business.(1)

General Merchandise sales, which consists of MotorClothes apparel and collectibles, totaled $95.1 million, up 4.8% compared to 1996. The Company considered 1997 a rebuilding year and anticipates higher growth in General Merchandise in 1998.(1)

                                  GROSS PROFIT

In 1997, gross profit increased $96.1 million, or 19.6%, as compared with 1996 primarily due to an increase in volume. The gross profit margin was 33.3% in 1997 as compared with 32.0% in 1996. The 1997 gross profit margin was positively affected by a shift in mix away from the entry level Sportster models to the higher-margin big twin cruiser and touring models and increased efficiencies in manufacturing arising from the implementation of our manufacturing strategy over the past two years. However, the Company incurred approximately $19.3 million in start-up and plant rearrangement costs in 1997, compared to $12.8 million in 1996.

                               OPERATING EXPENSES
                             (Dollars in Millions)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                         1997     1996     INCREASE  % CHANGE
-------------------------------------------------------------------------------
   Motorcycles and Related Products     $320.7   $262.0      $58.7     22.4%
-------------------------------------------------------------------------------
   Corporate                               7.8      7.4         .4      5.2
-------------------------------------------------------------------------------
     Total operating expenses           $328.5   $269.4      $59.1     21.9%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Total operating expenses for 1997 increased $59.1 million, or 21.9%, over 1996. The increase was primarily related to new product development, information systems, international operations development, product liability expenses and other increases due to motorcycle volume when compared to 1996.

                   OPERATING INCOME FROM FINANCIAL SERVICES

The operating income of the Financial Services segment was $12.4 million and $7.8 million in 1997 and 1996, respectively. This increase was due to increased wholesale and retail origination volume, corresponding increases in outstanding wholesale and retail receivables and an increase in insurance service revenues. During 1997, Eaglemark Financial Services, Inc. (Eaglemark) financed 19% of new Harley-Davidson motorcycles retailed in the U.S., up from 17% in 1996.

                            OTHER INCOME (EXPENSE)

Other expense for 1997 decreased $2.5 million as compared to 1996. 1997 includes a $1.3 million loss on the equity investment in Buell Motorcycle Company compared to a $3.5 million loss in 1996. During 1997, a foreign currency exchange loss of approximately $1.9 million (compared to an exchange gain of approximately $1.8 million in 1996) was offset by a $1.6 million one-time benefit related to the sale of preferred stock that was acquired from the sale of the Transportation Vehicles segment.

                             CAPITALIZED INTEREST

The Company capitalized approximately $3.5 million and $2.1 million of interest during 1997 and 1996, respectively, in connection with its manufacturing expansion initiatives.

                           CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 37.0% in 1997 and 1996.

                            DISCONTINUED OPERATIONS

The operations for the Transportation Vehicles segment have been classified as discontinued operations. In 1996, the sale of the Transportation Vehicles segment resulted in a $22.6 million gain, net of applicable income taxes, or $.15 per share.


1996 COMPARED TO 1995

OVERALL
Net sales for 1996 of $1,531.2 million were $180.7 million, or 13.4%, higher than net sales for 1995. Net income and diluted earnings per share from continuing operations were $143.4 million and $.94, respectively, for 1996 as compared with $111.1 million and $.73, respectively, for 1995. The gain on disposition and diluted earnings per share from discontinued operations were $22.6 million and $.15, respectively, for 1996 as compared with net income and diluted earnings per share from discontinued operations of $1.4 million and $.01, respectively, for 1995.

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

The Company increased its quarterly dividend payment in September 1996 from $.025 per share to $.03 per share which resulted in a total year payout of $.11 per share.

RESULTS OF OPERATIONS

                     MOTORCYCLE UNIT SHIPMENTS AND NET SALES

-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
                                                                       INCREASE/
                                                    1996        1995   (DECREASE)  % CHANGE
-------------------------------------------------------------------------------------------
 Motorcycle units (excluding Buell)               118,771    105,104     13,667       13.0%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
 Net sales (in millions):
-------------------------------------------------------------------------------------------
   Motorcycles (excluding Buell)                 $1,199.2   $1,038.3     $160.9       15.5%
-------------------------------------------------------------------------------------------
   Motorcycle Parts and Accessories                 211.2      192.1       19.1        9.9
-------------------------------------------------------------------------------------------
   General Merchandise                               90.7      100.2       (9.5)      (9.5)
-------------------------------------------------------------------------------------------
   Other                                             30.1       19.9       10.2       51.3
-------------------------------------------------------------------------------------------
     Total Motorcycles and Related Products      $1,531.2   $1,350.5     $180.7       13.4%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

The Motorcycles and Related Products (Motorcycles) segment's net sales increased 13.4% over 1995 primarily due to a 13,667 unit (13.0%) increase in traditional motorcycle shipments. The increase in motorcycle shipments was the result of improved productivity and investment in additional capacity from the ongoing implementation of the Company's manufacturing strategy.

Buell Distribution Corporation increased sales (included in "Other" in the above table) to approximately $23 million (2,762 units) in 1996 as compared to approximately $14 million (1,407 units) in 1995. Buell motorcycles were introduced in Japan during the second quarter of 1996 which resulted in the sale of 291 units for the year.

The Company began 1996 at a scheduled motorcycle production rate of 470 units per day. As the implementation of the manufacturing strategy continued, the rate increased to 520 units per day by the end of the year.

Year-end data indicates that the domestic (United States) motorcycle market continued to grow throughout 1996. Compared to 1995, industry registrations of domestic heavyweight (651+cc) motorcycles were up 9.6% (data provided by R.L. Polk), while retail registrations for the Company's traditional motorcycles increased 10.8%. The Company ended 1996 with a domestic market share of 48.2% compared to 47.7% in 1995. This increase was a reflection of the increased shipments of the Company's traditional motorcycles due to the increased capacity.

European data for 1996 (provided by Giral S.A.) shows the Company with a 6.8% share of the heavyweight (651+cc) market, down from 7.4% in 1995. The European market grew at an 8.4% rate in 1996, while retail registrations for the Company's traditional motorcycles were down slightly from 1995. Most of the growth in the European market occurred in the performance motorcycle segment, an area in which the Company did not compete.

Asia/Pacific (Japan and Australia) data for 1996 (provided by JAMA and ABS) shows the Company with a 21.9% share of the heavyweight (651+cc) market, up from 20.1% for the same period in 1995. The Asia/Pacific market decreased 4.9% in 1996, while retail registrations for the Company's traditional motorcycles increased 3.4%.

Export revenues totaled $420.7 million during 1996, an increase of approximately $19.6 million (4.9%) over 1995. The Company has exported approximately 30% of its traditional motorcycle shipments since 1990.

During 1996, Genuine Motor Parts and Genuine Motor Accessories (P&A) sales totaled $211.2 million, a $19.1 million or 9.9% increase over 1995. P&A sales were adversely affected late in the fourth quarter by the transition to the new P&A distribution center and the inability to bring to market some new product introductions on schedule.

General Merchandise sales, which consists of MotorClothes apparel and collectibles, totaled $90.7 million, down 9.5% compared to 1995.

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

                              OPERATING EXPENSES
                             (Dollars in Millions)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                         1996      1995     INCREASE    % CHANGE
--------------------------------------------------------------------------------
Motorcycles and Related Products        $262.0    $226.9      $35.1       15.5%
--------------------------------------------------------------------------------
Corporate                                  7.4       7.3         .1        2.0
--------------------------------------------------------------------------------
  Total operating expenses              $269.4    $234.2      $35.2       15.0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Total operating expenses for 1996 increased $35.2 million, or 15.0%, over 1995. The increase was primarily related to volume, product development and information services. During 1996, an early retirement program in connection with the new Parts and Accessories Distribution Center resulted in a charge of $2.5 million and a voluntary product recall on fuel valves resulted in a $1.1 million charge for estimated repair costs.

                   OPERATING INCOME FROM FINANCIAL SERVICES

The operating income of the Financial Services segment was $7.8 million and $3.6 million in 1996 and 1995, respectively. This increase was due to increased wholesale and retail origination volume with the greatest increase occurring in retail. During 1996, Eaglemark financed 17% of new Harley-Davidson motorcycles retailed in the U.S., up from 13% in 1995.

                                 OTHER EXPENSE

Other expense for 1996 decreased $.8 million as compared to 1995. 1996 includes a $3.5 million loss on the equity investment in Buell Motorcycle Company compared to a $1.2 million loss in 1995. Included in 1995 was $1.9 million of Eaglemark preacquisition earnings arising from the purchase of substantially all of the remaining interest in Eaglemark in November 1995.

                           CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 37.0% in 1996 and 1995.

                            DISCONTINUED OPERATIONS

The operations for the Transportation Vehicles segment have been classified as discontinued operations. The sale of the Transportation Vehicles segment resulted in a $22.6 million gain, net of applicable income taxes, or $.15 per share, which was recorded in the fourth quarter.


OTHER MATTERS

                              ACCOUNTING CHANGES

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any nonvested stock. Diluted earnings per share is very similar to the previously defined fully diluted earnings per share. During 1996 and 1995, stock options were not materially dilutive; therefore, the Company was not required to disclose fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which became effective January 1, 1998. Comprehensive income and its components will be required to be presented for each year for which an income statement is presented. Components to be included in comprehensive income for the Company are expected to consist primarily of translation adjustments related to the consolidation of foreign subsidiaries.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company elected to early adopt SFAS No. 131 effective December 31, 1997. Adoption of the Statement required the Company to change the disclosure of geographic information but did not require significant changes in the way segments were disclosed.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), "Accounting for Costs of Computer Software Developed or Obtained for Internal
Use," which becomes effective January 1, 1999.   The SOP will require the
Company to capitalize costs incurred in connection with developing or obtaining internal-use software. The Company expects to early adopt the SOP in 1998. Had the Company adopted the SOP in 1997, approximately $9 million of costs associated with internal-use software would have been capitalized.

                              IMPACT OF YEAR 2000

The Company has completed an assessment and will modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by mid-1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is estimated to be approximately $11 million of which approximately $2 million was incurred in 1997.(1)

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are forward-looking statements and are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                             ENVIRONMENTAL MATTERS

The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding soil and groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort.1 The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years. See Note 7 of the notes to the consolidated financial statements.

Recurring costs associated with managing hazardous substances and pollution in ongoing operations have not been material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. During 1997, the Company spent approximately $1 million on equipment used to limit hazardous substances/pollutants, and the Company anticipates approximately the same level of spending in 1998. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)


LIQUIDITY AND CAPITAL RESOURCES

The Company generated $309.7 million of cash from operating activities in 1997 compared to $228.3 million in 1996. Net income adjusted for depreciation and amortization contributed $244.2 million. Depreciation and amortization for 1997 increased approximately $15 million compared to 1996 from continued investment in the manufacturing strategy. The Motorcycles segment's receivable balance at December 31, 1997 of $102.8 million was decreased by approximately $69 million due to the transfer of the Motorcycles segment's domestic receivables to Eaglemark (see Note 2 of the notes to the consolidated financial statements). As such, finance receivables increased by this same amount and this increase is reflected in cash from investing activities.

During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million; approximately $100 million in cash and $5 million in notes and preferred stock.

Capital expenditures amounted to approximately $186 million and $179 million during 1997 and 1996, respectively. For the past two years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. The strategy included expansion in and near the Company's existing facilities and construction of a new manufacturing facility in Kansas City, Missouri. The construction of the new facility was completed in 1997, and is expected to be producing all Sportster motorcycles by the end of the second quarter of 1998. Additional expansion initiatives are still in process at the Wisconsin and Pennsylvania facilities to adjust to the shift in production between the Pennsylvania and Missouri facilities and to prepare for the planned increase in production.

Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital required in 1998 will be in the range of $180-$200 million and in 1999 will be in the range of $120-$140 million. The Company plans to continue to increase its motorcycle production capacity to be able to sustain its annual double-digit unit growth. For 1998, the Company's production target is 147,000 units. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $43 million, of which approximately $41 million remained available at year-end.

Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $500 million of which approximately
$307 million was outstanding at year-end. Maturities of commercial paper issued range from 1 to 270 days. Eaglemark has in place a $250 million 364-day revolving credit facility and a $250 million five-year revolving credit facility of which approximately $34 million was outstanding at December 31, 1997. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes which expire in 2007. During 1997, Eaglemark securitized and sold approximately $300 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs.(1) The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. Through February 1998, the Company repurchased 600,000 shares of its common stock under the latter authorization with cash on hand of approximately $15 million.

The Company's Board of Directors declared quarterly cash dividends during 1997 and 1996 totaling $.135 and $.11 per share (adjusted for the 1997 stock split), respectively.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for trading purposes. Sensitivity analysis is used to manage and monitor foreign exchange and interest rate risk.

A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements, and further disclosure relating to financial instruments is included in Note 12, Fair Value of Financial Instruments.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets. Forward foreign exchange contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 1997, these contracts represented a combined U.S. dollar equivalent of approximately $70 million and have maturities of less than one year. A uniform 10% strengthening/weakening in the value of the dollar relative to the currencies underlying these contracts would result in a foreign currency gain(loss) of approximately $7 million. As noted above, the Company's policy prohibits the trading of financial instruments for profit. It is important to note that the gain(loss) indicated above would be offset by gains and losses on receivables originating from the firm commitments for the sale of products to foreign customers. In addition, the Company's foreign currency exposure to the Japanese Yen is mitigated by the existence of a natural hedge, which is sustained through balancing Yen cash inflows from sales, with Yen cash outflows for motorcycle component purchases and other operating expenses.(1)

Eaglemark's earnings are affected by changes in short-term interest rates as a result of its borrowings under a bank credit facility and the issuance of commercial paper. Eaglemark enters into interest rate cap and swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense. The effects of the interest rate changes are limited due to the interest rate swap and cap agreements entered into by Eaglemark. Also, certain finance receivables of Eaglemark carry a variable rate of interest tied to short-term rate indices which will further limit the effect of interest rate changes. Based on year-end balances, it is estimated that a 1% increase in short-term interest rates will not have a material impact on interest expense or income before taxes. This analysis does not take into effect other changes that might occur in the economic environment as a whole due to such changes in short-term interest rates.(1)





(1)NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain matters discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7a, Quantitative and Qualitative Disclosures About Market Risk" are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                       PAGE
                                                                       ----
               Report of Ernst & Young LLP, independent auditors        31

               Consolidated statements of operations                    32

               Consolidated balance sheets                              33

               Consolidated statements of cash flows                    34

               Consolidated statements of shareholders' equity          35

               Notes to consolidated financial statements               36

               Supplementary data
                 Quarterly financial data (unaudited)                   54


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and
  Shareholders
Harley-Davidson, Inc.


We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
January 17, 1998

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended December 31, 1997, 1996 and 1995
                   (In thousands, except per share amounts)


                                                       1997           1996           1995
                                                       ----           ----           ----
Net sales                                        $1,762,569     $1,531,227     $1,350,466
Cost of goods sold                                1,176,352      1,041,133        939,067
                                                 ----------     ----------     ----------
Gross profit                                        586,217        490,094        411,399

Operating income from financial services             12,355          7,801          3,620
Selling, administrative and engineering            (328,569)      (269,449)      (234,223)
                                                 ----------     ----------     ----------
Income from operations                              270,003        228,446        180,796

Interest income                                       7,871          3,309          1,446
Interest expense                                          -              -         (1,350)
Other - net                                          (1,572)        (4,133)        (4,903)
                                                 ----------     ----------     ----------
Income from continuing operations before
 provision for income taxes                         276,302        227,622        175,989

Provision for income taxes                          102,232         84,213         64,939
                                                 ----------     ----------     ----------
Income from continuing operations                   174,070        143,409        111,050

Discontinued operations:
  Income from operations, net of applicable
   income taxes                                           -              -          1,430
  Gain on disposition of discontinued operations,
   net of applicable income taxes                         -         22,619              -
                                                 ----------     ----------     ----------
Net income                                       $  174,070     $  166,028    $   112,480
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Basic earnings per common share:
  Income from continuing operations                   $1.15          $ .95           $.74
  Income from discontinued operations                     -            .15            .01
                                                 ----------     ----------     ----------
  Net income                                          $1.15          $1.10           $.75
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------
Diluted earnings per common share:
  Income from continuing operations                   $1.13          $ .94           $.73
  Income from discontinued operations                     -            .15            .01
                                                 ----------     ----------     ----------
  Net income                                          $1.13          $1.09           $.74
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Cash dividends per common share                       $.135         $ .11           $.09
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                      (In thousands, except share amounts)


ASSETS                                                 1997           1996
------                                                 ----           ----
Current assets:
  Cash and cash equivalents                      $  147,462     $  142,479
  Accounts receivable, net                          102,797        141,315
  Finance receivables, net                          293,329        183,808
  Inventories                                       117,475        101,386
  Deferred income taxes                              24,941         25,999
  Prepaid expenses                                   18,017         18,142
                                                 ----------     ----------
  Total current assets                              704,021        613,129

Finance receivables, net                            249,346        154,264
Property, plant, and equipment, net                 528,869        409,434
Deferred income taxes                                 3,001          4,691
Goodwill                                             38,707         40,900
Other assets                                         74,957         77,567
                                                 ----------     ----------
                                                 $1,598,901     $1,299,985
                                                 ----------     ----------
                                                 ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  106,112     $  100,699
  Accrued and other liabilities                     164,938        142,334
  Current portion of finance debt                    90,638          8,065
                                                 ----------     ----------
  Total current liabilities                         361,688        251,098

Finance debt                                        280,000        250,000
Long-term liabilities                                62,131         70,366
Postretirement health care benefits                  68,414         65,801

Commitments and contingencies (Note 7)

Shareholders' equity:
  Series A Junior Participating preferred
   stock, none issued                                     -              -
  Common stock, 157,241,441 and 156,252,182
   shares issued  in 1997 and 1996,
    respectively                                      1,572          1,562
  Additional paid-in capital                        187,180        174,371
  Retained earnings                                 683,824        530,782
  Cumulative foreign currency translation
  adjustment                                         (2,835)          (566)
                                                 ----------     ----------
                                                    869,741        706,149
  Less:
  Treasury stock (4,916,488 and 4,914,368
   shares in 1997 and 1996, respectively),
    at cost                                         (41,959)       (41,933)
  Unearned compensation                              (1,114)        (1,496)
                                                 ----------     ----------
  Total shareholders' equity                        826,668        662,720
                                                 ----------     ----------
                                                 $1,598,901     $1,299,985
                                                 ----------     ----------
                                                 ----------     ----------


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                      1997           1996           1995
                                                                      ----           ----           ----
Cash flows from operating activities:
  Net income                                                    $  174,070     $  166,028       $112,480
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 70,178         55,282         42,329
      Provision for credit losses                                    6,547          1,382          1,275
      Gain on disposition of discontinued operations                     -        (22,619)             -
      Deferred income taxes                                          2,748         (8,470)        (6,284)
      Long-term employee benefits                                    1,275          7,089          4,201
      Equity in net loss of joint venture                            1,290          3,486            276
      Other                                                            476          3,419            138
      Net change in discontinued operations                              -         28,862          2,525
      Net changes in other current assets and current
        liabilities                                                 53,151         (6,180)        14,937
                                                                ----------     ----------       --------
  Total adjustments                                                135,665         62,251         59,397
                                                                ----------     ----------       --------
  Net cash provided by operating activities                        309,735        228,279        171,877

Cash flows from investing activities:
  Net capital expenditures                                        (186,171)      (178,771)      (112,985)
  Investment in joint venture                                       (1,526)        (8,778)       (46,918)
  Finance receivables, net                                               -              -        (17,922)
  Finance receivables acquired or originated                    (1,618,307)    (1,086,949)             -
  Finance receivables collected                                  1,107,157        722,825              -
  Finance receivables sold                                         300,000        238,114              -
  Proceeds from disposition of discontinued operations                   -        100,313              -
  Net change in discontinued operations                                  -              -         (8,449)
  Other - net                                                       (7,663)          (519)        (1,547)
                                                                ----------     ----------       --------
  Net cash used in investing activities                           (406,510)      (213,765)      (187,821)

Cash flows from financing activities:
  Net increase (decrease) in notes payable                          (2,580)          (111)         1,260
  Net increase in finance debt                                     112,573         93,735         33,267
  Payments on long-term debt                                             -              -           (750)
  Dividends paid                                                   (21,028)       (17,143)       (13,593)
  Stock repurchases                                                      -              -        (39,972)
  Issuance of stock under employee stock plans                      12,793         20,022          2,716
  Net change in discontinued operations                                  -              -          6,594
                                                                ----------     ----------       --------
  Net cash provided by (used in) financing activities              101,758         96,503        (10,478)
                                                                ----------     ----------       --------
Net increase (decrease) in cash and cash equivalents                 4,983        111,017        (26,422)

Cash and cash equivalents:
  At beginning of year                                             142,479         31,462         57,884
                                                                ----------     ----------       --------
  At end of year                                                $  147,462     $  142,479       $ 31,462
                                                                ----------     ----------       --------
                                                                ----------     ----------       --------


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995
                      (In thousands, except share amounts)


                                                                                       Cumulative
                                             Common Stock                               foreign
                                      ------------------------  Additional              currency
                                       Issued                    paid-in     Retained  translation    Treasury    Unearned
                                       shares          Balance   capital     earnings   adjustment     stock    compensation
                                      -----------      -------  ----------   --------  -----------    --------  ------------
Balance December 31, 1994             154,312,504       $1,543   $149,957    $283,010      $1,174     $(1,581)      $(871)

Net income                                      -            -          -     112,480           -           -           -

Dividends                                       -            -          -     (13,593)          -           -           -

Nonvested stock issuance                        -            -        740           -           -           1        (741)

Stock repurchase                                -            -          -           -           -     (39,972)          -

Amortization of unearned compensation,
  net of cancellations                          -            -          -           -           -        (351)        288

Exercise of stock options                 400,872            4      1,712           -           -           -           -

Tax benefit of nonvested shares and
  stock options                                 -            -      1,350           -           -           -           -

Foreign currency translation
  adjustment                                    -            -          -           -        (581)          -           -
                                      -----------      -------  ----------   --------  -----------    --------  ----------
Balance December 31, 1995             154,713,376        1,547    153,759     381,897         593     (41,903)     (1,324)

Net income                                      -            -          -     166,028           -           -           -

Dividends                                       -            -          -     (17,143)          -           -           -

Nonvested stock issuance                        -            -        574           -           -           1        (575)

Amortization of unearned compensation,
  net of cancellations                          -            -          -           -           -         (31)        403

Exercise of stock options               1,538,806           15     12,204           -           -           -           -

Tax benefit of nonvested shares and
  stock options                                -             -      7,834           -           -           -           -

Foreign currency translation
  adjustment                                   -             -          -           -      (1,159)          -           -
                                      -----------      -------  ----------   --------  -----------    --------  ----------
Balance December 31, 1996             156,252,182        1,562    174,371     530,782        (566)    (41,933)     (1,496)

Net Income                                     -             -          -     174,070           -           -           -

Dividends                                      -             -          -     (21,028)          -           -           -

Amortization of unearned compensation,
  net of cancellations                         -             -          -           -           -         (26)        382

Exercise of stock options                989,259            10      6,433           -           -           -           -

Tax benefit of nonvested shares and
  stock options                                -             -      6,376           -           -           -           -

Foreign currency translation
  adjustment                                   -             -          -           -      (2,269)          -           -
                                      -----------      -------  ----------   --------  -----------    --------  ----------
Balance December 31, 1997             157,241,441       $1,572   $187,180    $683,824     $(2,835)   $(41,959)    $(1,114)
                                      -----------      -------  ----------   --------  -----------    --------  ----------
                                      -----------      -------  ----------   --------  -----------    --------  ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its subsidiaries (the Company), including the accounts of Harley-Davidson Motor Company (HDMC), Eaglemark Financial Services, Inc. (Eaglemark), and Holiday Rambler LLC (Holiday Rambler). All significant intercompany accounts and transactions are eliminated. As disclosed in Note 3, the operations of Holiday Rambler are classified as discontinued operations.

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

     FINANCE RECEIVABLES CREDIT LOSSES - The provision for credit losses on finance receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover the losses of principal and interest in the existing portfolio. The Company's wholesale loan charge-off policy is based on a loan-by-loan review. Retail revolving charge receivables are charged off at the earlier of 180 days contractually past due or when otherwise deemed to be uncollectible. Retail installment receivables are generally charged off at 120 days contractually past due.

     RETAIL INSTALLMENT LOANS SOLD WITH LIMITED RECOURSE; SECURITIZATION AND SERVICING INCOME - During 1997 and 1996, Eaglemark securitized and sold approximately $300 million and $238 million, respectively, of its retail installment loans through securitization transactions. Eaglemark retained limited recourse and also the servicing rights to these contracts. Eaglemark recognizes a gain for the difference between the carrying value of the receivables sold and the adjusted sales price. The adjusted sales price is determined based on a present value estimate of future cash flows on each loan pool sold.

     Eaglemark adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. Adopting SFAS No. 125 had an immaterial effect.

     INVENTORIES - Inventories are valued at the lower of cost or market. Inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories, $33.3 million in 1997 and $25.5 million in 1996, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

     DEPRECIATION - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

     FACILITIES START-UP COSTS - Facilities start-up costs are expensed as incurred. During 1997 and 1996, the Company incurred approximately $19.3 million and $7.3 million in start-up costs, respectively.

     PRODUCT WARRANTY - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses forward foreign exchange contracts to mitigate the risk that cash flows resulting from the Company's firm commitments for the sale of product to foreign customers will be adversely affected by changes in exchange rates. Realized and unrealized gains and losses on forward foreign exchange contracts resulting from changes in the spot exchange rate are deferred and recognized at the time the hedged transaction is settled.

     Eaglemark enters into interest rate cap and swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. Eaglemark's credit risk is the amount of uncollected interest related to these agreements. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense. The unamortized cost of the interest rate cap agreements is included in other assets. The fair values of interest rate cap agreements and forward foreign currency contracts are discussed in
     Note 12.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses were approximately $53.3 million, $37.7 million, and $27.2 million for 1997, 1996 and 1995, respectively.

     ENVIRONMENTAL - The Company accrues for environmental loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company adopted SOP 96-1, "Environmental Remediation Liabilities," effective January 1, 1997. Adopting SOP 96-1 had an immaterial effect.

     EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any nonvested stock. Diluted earnings per share is very similar to the previously defined fully diluted earnings per share.
     During 1996 and 1995, stock options were not materially dilutive; therefore, the Company was not required to disclose fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

     COMPREHENSIVE INCOME - The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Comprehensive income and its components will be required to be presented for each year for which an income statement is presented. Components to be included in comprehensive income for the Company are expected to consist primarily of translation adjustments related to the consolidation of foreign subsidiaries.

     INTERNAL-USE SOFTWARE - The Company is required to adopt the new SOP, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999. The SOP will require the Company to capitalize costs incurred in connection with developing or obtaining internal-use software. The Company expects to early adopt the SOP in 1998. Had the Company adopted the SOP in 1997, approximately $9 million of costs associated with internal-use software would have been capitalized.

     RECLASSIFICATIONS - Certain prior year balances have been reclassified in order to conform to current-year presentation.

2.   ADDITIONAL BALANCE SHEET AND CASH FLOWS INFORMATION

     Balance sheet information is as follows:

                                                            December 31,
                                                    -----------------------
                                                        1997           1996
                                                        ----           ----
                                                           (In thousands)
     Accounts receivable:
       Domestic                                     $ 15,189       $ 49,888
       Foreign                                        87,608         91,427
                                                    --------       --------
                                                    $102,797       $141,315
                                                    --------       --------
                                                    --------       --------


     Domestic motorcycle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance. Effective September 1, 1997, Eaglemark became responsible for all credit and collection activities for the Motorcycles segment's domestic receivables. As such, approximately $69 million of accounts receivable are classified as finance receivables as of December 31, 1997. The presentation of finance receivables has been changed to classify receivables representing wholesale motorcycle and parts and accessories receivables and retail finance receivables with maturities of less than one year as current (See Note 4).

     The allowance for doubtful accounts deducted from accounts receivable was $1.5 million and $1.9 million at December 31, 1997 and 1996, respectively.

                                                                        December 31,
                                                                ------------------------
                                                                    1997          1996
                                                                    ----          ----
                                                                      (In thousands)
  Inventories:
    Components at the lower of FIFO cost or market:
        Raw materials and work in process                        $  37,597     $  33,275
        Finished goods                                              26,756        26,331
        Parts and accessories                                       75,735        62,502
                                                                 ---------     ---------
                                                                   140,088       122,108
    Excess of FIFO over LIFO inventories                            22,613        20,722
                                                                 ---------     ---------
                                                                  $117,475      $101,386
                                                                 ---------     ---------
                                                                 ---------     ---------
  Property, plant and equipment, at cost:
    Land and land improvements                                   $  10,172     $   3,727
    Buildings and improvements                                     136,549        92,328
    Machinery and equipment                                        488,086       406,062
    Construction in progress                                       189,832       138,612
                                                                 ---------     ---------
                                                                   824,639       640,729
    Less accumulated depreciation                                  295,770       231,295
                                                                 ---------     ---------
                                                                 $ 528,869     $ 409,434
                                                                 ---------     ---------
                                                                 ---------     ---------
  Accrued and other liabilities:
    Payroll, performance incentives, and
    related expenses                                             $  69,337     $  59,970
    Warranty/recalls                                                 9,384        11,221
    Dealer incentive programs                                       29,220        24,317
    Product liability                                                7,229         8,888
    Income taxes payable                                            15,767         9,416
    Other                                                           34,001        28,522
                                                                 ---------     ---------
                                                                 $ 164,938     $ 142,334
                                                                 ---------     ---------
                                                                 ---------     ---------



  Supplemental cash flow information is as follows:

                                                      1997           1996          1995
                                                      ----           ----          ----
                                                                 (In thousands)
  Net changes in other current assets and
    current liabilities:
     Accounts receivable                            $38,518      $(12,360)     $(35,623)
     Inventories                                    (16,089)      (16,959)        5,453
     Prepaid expenses                                   125        (7,356)       (2,287)
     Accounts payable and accrued liabilities        30,597        30,495        47,394
                                                    -------      --------      --------
                                                    $53,151      $ (6,180)     $ 14,937
                                                    -------      --------      --------
                                                    -------      --------      --------

      Cash paid during the period for interest and income taxes is as follows (in thousands):

     Interest                                       $17,355      $ 14,400      $  1,143
                                                    -------      --------      --------
                                                    -------      --------      --------
     Income taxes                                   $86,773      $ 71,029      $ 60,444
                                                    -------      --------      --------
                                                    -------      --------      --------


      Of the interest paid in 1997 and 1996, approximately $3.5 millon and $2.1 million was capitalized, respectively. Interest paid includes the interest payments of Eaglemark for which the related expense is classified as part of operating income from financial services.

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

     The condensed statement of operations relating to discontinued operations for the year ended December 31, 1995 is presented below (in thousands):

                                                        1995
                                                        ----
               Net sales                            $443,950
               Costs and expenses                    441,388
                                                    --------
               Income before income taxes              2,562
               Provision for income taxes              1,132
                                                    --------
               Net income                           $  1,430
                                                    --------
                                                    --------

     Included in the 1996 gain on disposition of discontinued operations is a net tax benefit of $2.0 million, including benefits related to the Company's 1994 legal reorganization.

     It is the Company's policy to allocate interest on debt (to be assumed by the buyer) to discontinued operations, which was approximately $.7 million and $2.5 million for 1996 and 1995, respectively.

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

     The condensed statements of operations relating to the financial services segment are presented below:

                                                         Years ended December 31,
                                                     1997           1996           1995
                                                     ----           ----           ----
                                                               (In thousands)

      Interest income                             $42,118        $31,520        $20,310
      Other income                                 24,880         14,990          8,259
                                                  -------        -------        -------
       Total income                                66,998         46,510         28,569
                                                  -------        -------        -------
      Interest expense                             17,764         13,012          6,676
      Allowance for credit losses                   6,547          1,382          1,275
      Operating expenses                           30,332         24,315         16,998
                                                  -------        -------        -------
       Total expenses                              54,643         38,709         24,949
                                                  -------        -------        -------
       Operating income from financial services   $12,355        $ 7,801        $ 3,620
                                                  -------        -------        -------
                                                  -------        -------        -------

     Included in interest income is approximately $4.7 million, $5.5 million and $4.9 million of interest on wholesale finance receivables paid by HDMC to Eaglemark in 1997, 1996, and 1995 respectively. Included in other income is approximately $.5 million of fees HDMC paid to Eaglemark for credit and collection activities on domestic receivables purchased from HDMC during 1997.

     Finance receivables originated or purchased by Eaglemark and owned at December 31, were as follows (in thousands):

                                                     1997           1996
                                                     ----           ----
              Wholesale                          $243,765       $147,925
              Retail                              268,893        169,432
              Investment in retained
               securitization interest             36,884         24,848
                                                 --------       --------
                                                  549,542        342,205
              Allowance for credit losses           6,867          4,133
                                                 --------       --------
                                                 $542,675       $338,072
                                                 --------       --------
                                                 --------       --------


     Eaglemark's finance receivables include wholesale loans to dealers that are generally secured by the inventory being financed, retail loans to consumers in the form of installment sales contracts and revolving charge receivables. Eaglemark holds titles to vehicles financed, and all revolving charge receivables are cross-collateralized when the customer also has an installment contract. Eaglemark generates finance receivables in the United States and Canada and has a geographically diversified loan portfolio.

     Wholesale finance receivables are primarily motorcycles and related parts and accessories which are contractually due within one year. Retail finance receivables are primarily motorcycles, personal watercraft and revolving charges. On December 31, 1997, contractual maturities of finance receivables were as follows (in thousands):


                        1998                     $293,329
                        1999                       35,652
                        2000                       32,364
                        2001                       31,494
                        2002                       32,713
                        Thereafter                123,990
                                                 --------
                        Total                    $549,542
                                                 --------
                                                 --------

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses for the year ended December 31, is as follows (in thousands):

                                                     1997           1996
                                                     ----           ----
           Balance at beginning of year            $4,133         $3,359
           Provision                                6,547          1,382
           Charge-offs                             (3,813)          (608)
                                                   ------         ------
           Balance at end of year                  $6,867         $4,133
                                                   ------         ------
                                                   ------         ------

     Eaglemark serviced with limited recourse $405.6 million and $283.8 million of retail installment loans as of December 31, 1997 and 1996, respectively.

     Eaglemark's debt as of December 31, consisted of the following (in thousands):

                                                     1997           1996
                                                     ----           ----
            Commercial paper                     $306,677       $153,802
            Revolving credit facility              33,961        104,263
            Senior subordinated notes              30,000              -
                                                 --------       --------
            Total finance debt                   $370,638       $258,065
                                                 --------       --------
                                                 --------       --------

     During 1997, Eaglemark established a $500 million unsecured commercial paper program operating under the name Harley-Davidson Funding Corp; replacing a $175 million asset-backed commercial paper program. Maturities under the unsecured commercial paper program can range up to 270 days from the issuance date. Liquidity support for the commercial paper program is provided by the unused portion of the Credit Facilities noted below. The weighted average interest rate on outstanding commercial paper balances was 6.08% and 5.54% at December 31, 1997 and 1996, respectively.

     Eaglemark entered into new bank credit facilities ("Credit Facilities") during 1997 consisting of a $250 million 364-day revolving facility and a $250 million five-year revolving facility provided by a group of financial institutions; replacing a $150 million facility, which expired during the year. The weighted average interest under the Credit Facilities was 4.50% and 7.01% at December 31, 1997 and 1996, respectively. Eaglemark has the option to borrow in various currencies up to set dollar amounts. Interest is based on LIBOR or other short-term rate indices, depending on the type of advance.

     In December, 1997, Eaglemark issued $30 million of 6.79% senior subordinated notes due December 18, 2007. The notes provide for semi-annual interest payments, with no principal payments due until final maturity. Eaglemark is required to comply with various operating and financial covenants.

     Long-term finance debt included on the balance sheet consists of the $250 million five-year revolving credit facility and the $30 million of senior subordinated notes at December 31, 1997. The full amount of the five-year credit facility has been excluded from current liabilities because the Company intends that at least that amount would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

     During 1996, the Company entered into a support agreement with Eaglemark, whereby, the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

5.   NOTES PAYABLE

     As of December 31, 1997, the Company had unsecured lines of credit totaling approximately $42.7 million, of which approximately $40.8 million remained available after consideration of outstanding letters of credit. As of December 31, 1996, $2.6 million of notes payable was included in accrued and other liabilities. There were no outstanding notes payable at December 31, 1997.

6.   INCOME TAXES

     Provision for income taxes consists of the following:

                                                            1997           1996          1995
                                                            ----           ----          ----
                                                                     (In thousands)
       Current:
        Federal                                              $ 85,237        $73,537       $56,384
        State                                                   9,612         10,524         7,308
        Foreign                                                 4,634          6,254         8,279
                                                            ---------        -------       -------
                                                               99,483         90,315        71,971
       Deferred:
        Federal                                                    85         (5,005)       (5,895)
        State                                                   2,215           (667)         (780)
        Foreign                                                   449           (430)         (357)
                                                            ---------        -------       -------
                                                                2,749         (6,102)       (7,032)
                                                            ---------        -------       -------
        Total                                                $102,232        $84,213       $64,939
                                                            ---------        -------       -------
                                                            ---------        -------       -------

     The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate due to the following items:

                                                                   1997           1996       1995
                                                                   ----           ----       ----
       Provision at statutory rate                                 35.0%          35.0%      35.0%
       Foreign income taxes                                          .7            1.0        1.2
       Foreign tax credits                                          (.7)          (1.0)      (1.2)
       State taxes, net of federal benefit                          2.9            2.9        2.6
       Foreign sales corporation                                   (1.1)          (1.3)       (.8)
       Other                                                         .2             .4         .2
                                                                   ----           ----       ----
       Provision for income taxes                                  37.0%          37.0%      37.0%
                                                                   ----           ----       ----
                                                                   ----           ----       ----

     Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31, include the following:

                                                                 1997          1996
                                                                 ----          ----
                                                                  (In thousands)
       Deferred tax assets:
        Accruals not yet tax deductible                       $30,034       $30,921
        Postretirement health care benefit obligation          28,756        27,719
                                                              -------       -------
                                                               58,790        58,640
       Deferred tax liabilities:
        Depreciation, tax in excess of book                   (18,730)      (13,923)
        Inventory adjustments                                  (1,116)       (1,185)
        Pension obligation                                     (2,830)       (1,140)
        Other, net                                             (8,172)      (11,702)
                                                              -------       -------
                                                              (30,848)      (27,950)
                                                              -------       -------
        Net deferred tax asset                                $27,942       $30,690
                                                              -------       -------
                                                              -------       -------

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

     Under the terms of the sale of the Commercial Vehicles Division, the Company has agreed to indemnify Utilimaster Corporation, for 12 years, for certain claims related to environmental contamination present at the date of sale, up to $20 million. Based on the environmental studies performed as part of the sale of the Transportation Vehicles segment, the Company does not expect to incur any material expenditure under this indemnification.

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

     At December 31, 1997, the Company was contingently liable for $15.9 million related to letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

     The following data is provided for the pension plans for the years indicated (in thousands):


                                                                      Year Ended December 31,
                                                                 ---------------------------------
                                                                 1997           1996          1995
                                                                 ----           ----          ----
     Components of net periodic pension cost:
       Service cost - benefits earned during the year        $  7,770       $  6,243      $  5,184
       Interest cost on projected benefit obligations          14,861         12,540        11,237
       Actual return on plan assets                           (36,075)       (15,912)      (16,547)
       Net amortization and deferral                           24,095          5,245         7,523
                                                             --------       --------      --------
       Net periodic pension cost                             $ 10,651       $  8,116      $  7,397
                                                             --------       --------      --------
                                                             --------       --------      --------

     Reconciliation of funded status:

                                                                              September 30, 1997            September 30, 1996
                                                                         ---------------------------    -------------------------
                                                                           Assets        Accumulated      Assets      Accumulated
                                                                           Exceed          Benefits       Exceed        Benefits
                                                                         Accumulated        Exceed      Accumulated      Exceed
                                                                           Benefits         Assets       Benefits        Assets
                                                                           --------        --------      --------      ---------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                                            $ 89,653        $62,448        $42,716      $ 82,185
       Nonvested benefit obligation                                            9,895          4,370          5,473        12,117
                                                                           ---------        --------      --------      ---------
       Accumulated benefit obligation                                       $ 99,548        $66,818        $48,189      $ 94,302
                                                                           ---------        --------      --------      ---------
                                                                           ---------        --------      --------      ---------

     Projected benefit obligations for service rendered to date             $130,076        $71,567        $68,785      $107,834
     Plan assets at fair value, consisting primarily of debt
       securities, bank common trust funds, common stock,
       and an immediate participation guarantee contract                     114,320         66,319         54,345        83,569
                                                                           ---------        --------      --------      ---------
     Projected benefit obligation in excess of plan assets                    15,756          5,248         14,440        24,265
     Unrecognized net loss from past experience different
       from that assumed and changes in assumptions                           (2,738)         3,866        (9,952)       (11,589)
     Unrecognized prior service cost                                         (14,097)        (8,573)       (4,871)       (12,309)
     Unrecognized transition asset                                               392            423           495            669
     Additional minimum liability                                                 -              -              -          9,696
                                                                           ---------        --------      --------      ---------
     Accrued (prepaid) pension cost, September 30                               (687)           964           112         10,732
     Fourth quarter contribution                                                  -            (773)              -         (403)
                                                                           ---------        --------      --------      ---------
     Accrued (prepaid) pension cost, December 31                            $   (687)       $   191        $  112       $ 10,329
                                                                           ---------        --------      --------      ---------
                                                                           ---------        --------      --------      ---------

     The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1996, the adjustment required to reflect the Company's minimum pension liability was $9.7 million. No adjustment was required at December 31, 1997.

    The assumptions used in determining pension expense (for the following year) and funded status information shown above were as follows:


                                                                 1997           1996            1995
                                                                 ----           ----            ----

        Discount rate                                             8.3%           8.3%           8.3%
        Rate of increase in future compensation levels            5.0%           5.0%           5.0%
        Assumed long-term rate of return on plan assets          10.3%          10.3%          10.3%


    Included in plan assets are 453,096 shares of the Company's common stock at December 31, 1997 and 1996. The market value of these shares at December 31, 1997 and 1996 was $12.3 million and $10.6 million, respectively. Dividends paid on these shares were approximately $61,000 and $47,000 during 1997 and 1996, respectively.

    Certain of the Company's plans relating to hourly and salaried employees have been amended to increase the scheduled benefits. During 1996, the Company accrued approximately $2.0 million related to early retirement benefits offered to some hourly employees.

    The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $2.9 million, $2.0 million and $1.5 million for matching contributions during 1997, 1996 and 1995, respectively.

    The Company also has unfunded supplemental executive retirement plan
    (SERP) agreements with certain executive officers. The plan was instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. The Company has recorded a net liability of $4.8 million and $4.1 million for the SERP at December 31, 1997 and 1996, respectively.

9.  POSTRETIREMENT HEALTH CARE BENEFITS

    The Company has several postretirement health care benefit plans covering substantially all employees of the Motorcycles segment. Employees are eligible to receive benefits upon attaining age 55 after rendering at least 10 years of service to the Company.

    The Company's postretirement health care plans are currently funded as claims are submitted ($2.5 million in 1997 and $2.3 millionin 1996). Some of the plans require employee contributions to offset benefit costs. The status of the plans was as follows:

                                                                   September 30,
                                                             ------------------------
                                                                1997          1996
                                                                ----          ----
                                                                  (In thousands)

    Accumulated postretirement benefit obligation
     Retirees                                                  $15,410       $16,134
     Fully eligible active plan participants                     7,410         8,064
     Other active plan participants                             30,072        25,091
                                                               --------      --------
                                                                52,892        49,289
     Unrecognized net gain                                      14,089        14,611
     Unrecognized prior service cost                             2,126         2,382
     Fourth quarter contribution                                 (693)          (481)
                                                               --------       -------
     Accrued postretirement benefit liability, December 31     $68,414        $65,801
                                                               --------       -------
                                                               --------       -------

    The net periodic postretirement benefit cost includes the following:


                                                         Year Ended  December 31,
                                                         -----------------------
                                                           1997          1996
                                                           ----          ----
                                                             (In thousands)

     Service cost - benefits earned during the year        $1,990        $2,036
     Interest cost on projected benefit obligation          3,967         3,524
     Net amortization and deferral                           (841)       (1,065)
                                                           -------       -------
     Net periodic postretirement benefit cost              $5,116        $4,495
                                                           -------       -------
                                                          -------       -------


    The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was 8% in 1997. The per capita health care cost trend rate is assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. This assumption can have a significant effect on the amounts reported. If the weighted average health care cost trend rate were to increase by 1%, the accumulated postretirement benefit obligation as of September 30, 1997 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 would increase by $5.4 million and $.8 million, respectively. The weighted average discount rate used to determine the accumulated postretirement benefit obligation of the health care plans as of September 30, 1997 and 1996 was 8.25%.

10. CAPITAL STOCK

    The Company has 400 million authorized shares of $.01 par value common stock.

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

    The Board of Directors authorized the Company to repurchase up to 8 million shares of the Company's outstanding common stock. During 1995, the Company repurchased 3,300,000 shares of its common stock with cash on hand and short-term borrowings. As a result, the Company has 4,700,000 shares available to repurchase under this authorization.

    In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

    The Company has designated .5 million of the 2.0 million authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 800 votes per share (subject to adjustment) and other rights such that the value of a one one-hundredth interest in a share of Preferred Stock should approximate the value of eight shares of common stock.

    The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights). Each outstanding share of common stock entitles its holder to one-eighth Right. Under certain conditions, each Right entitles the holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $300, subject to adjustment. The Rights are only exercisable if a person or group has acquired 15% or more of the outstanding common stock or has announced an intention to acquire 25% or more of the outstanding common stock. If there is a 15% acquiring party, each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, common stock having a market value of two times the exercise price.

    The Company has a nonvested stock plan in which plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding ten years. Participants may vest in certain amounts of the nonvested stock upon death, disability or retirement as described in the plan.

    Unearned compensation was charged for the market value of the nonvested shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

    Information with respect to nonvested stock outstanding is as follows:

                                                                1997           1996            1995
                                                                ----           ----            ----
      Outstanding at beginning of year at
       $2.37 to $17.53 per share                             167,800         203,400         68,400
      Nonvested shares granted at
       $11.53 to $17.53                                            -          32,800        135,000
      Nonvested shares vested at
       $2.37 to $13.47 per share                             (15,000)       (68,400)              -
                                                             --------       --------        -------
      Total shares outstanding at end of year at
       $11.53 to $17.53 per share                             152,800        167,800        203,400
                                                             --------        -------        -------
                                                             --------        -------        -------
      Weighted-average fair value of
       shares granted during the year                             N/A         $17.53         $13.47
                                                                  ---         ------         ------
                                                                  ---         ------         ------

    Expense in 1997, 1996 and 1995 associated with this nonvested stock plan was $.4 million, $.4 million, and $.3 million, respectively.

    The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options may be exercised one year after the date of grant, not to exceed 25 percent of the shares in the first year with an additional 25 percent to be exercisable in each of the three following years. The options expire ten years from the date of grant. The number of shares of common stock available for future grants under such plans were
    5.6 million and 6.6 million at December 31, 1997 and 1996, respectively.

     The following table summarizes the transactions of the Company's Stock Option Plan for the three-year period ended December 31, 1997:


                                                             1997                             1996                   1995
                                                    -----------------------------   ---------------------------    --------
                                                                Weighted-Average               Weighted-Average
                                                    Options       Exercise Price     Options    Exercise Price      Options
                                                    -------     -----------------   --------   -----------------   --------
       Options outstanding at
        beginning of year                          6,398,292          $10.04       7,100,166        $  8.16        6,036,116
       Options granted                             1,058,178           20.86       1,097,080          17.91        1,610,720
       Options exercised                            (989,259)           6.51      (1,538,806)          6.52         (400,868)
       Options cancelled                            (224,810)          15.88        (260,148)         12.89         (145,802)
                                                  ----------                      ----------                      ----------
       Options outstanding at
        end of year                                6,242,401           12.23       6,398,292          10.04        7,100,166
                                                  ----------                      ----------                      ----------
                                                  ----------                      ----------                      ----------
       Weighted-average fair value
        of options granted during
        the year                                       $8.13                         $  7.13                         $  5.45
                                                       -----                         -------                         -------
                                                       -----                         -------                         -------
       Number of options exercisable
        at end of year                             3,653,421          $ 8.45       3,649,876        $  6.36        4,208,480
                                                  ----------      ----------      ----------       --------       ----------
                                                  ----------      ----------      ----------       --------       ----------
       Options outstanding at December 31, 1997:

       Price range $1.65 to $10; weighted
        average contractual life of
        3.3 years                                  2,175,274          $ 4.96
       Price range $10.01 to $20;
        weighted average contractual
        life of 7.1 years                          3,045,735           14.52
       Price range $20.01 to $30;
        weighted average contractual
        life of 9.1 years                          1,021,392           20.91
                                                  ----------
                                                   6,242,401
                                                  ----------
                                                  ----------

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. As is permitted under SFAS No. 123, the Company elected to continue to account for employee stock compensation (e.g., nonvested stock and stock options) in accordance with APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price at the measurement date. SFAS No. 123 calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all awards.

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):


                                                             1997           1996           1995
                                                             ----           ----           ----
      Pro forma net income                               $169,883       $162,733       $110,201
      Pro forma earnings per share:
        Basic                                               $1.12          $1.08           $.73
        Diluted                                              1.11           1.07            .73

     In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of approximately 6% and 5%, respectively; dividend yield of .5%; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of two years from the vesting date. Forfeitures are recognized as they occur. These pro forma calculations only include the effects of 1997, 1996 and 1995 grants.

11.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. All share and per share data have been adjusted to reflect the stock split described in Note 10. (In thousands, except per share amounts).


                                                                 Year Ended December 31,
                                                              1997           1996           1995
                                                              ----           ----           ----

     NUMERATOR
     Income from continuing operations
      used in computing basic and
       diluted earnings per share                           $174,070       $143,409       $111,050
                                                            --------       --------       --------
                                                            --------       --------       --------
     DENOMINATOR
     Denominator for basic earnings per share -
      weighted-average common shares                         151,650        150,683        149,972
     Effect of dilutive securities - employee
      stock options and nonvested stock                        2,298          2,242          1,928
                                                            --------       --------       --------
     Denominator for diluted earnings per share -
      adjusted weighted-average shares                       153,948        152,925        151,900
                                                            --------       --------       --------
                                                            --------       --------       --------

     Basic earnings per share                                  $1.15           $.95           $.74
                                                               -----           ----           ----
                                                               -----           ----           ----

     Diluted earnings per share                                $1.13           $.94           $.73
                                                               -----           ----           ----
                                                               -----           ----           ----

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, finance receivables, debt and forward foreign exchange contracts. The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.

     None of the Company's debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4, for the terms and carrying values of the Company's various debt instruments.

     The Company enters into forward foreign exchange contracts to hedge against sales transactions denominated principally in European currencies. At December 31, 1997, the Company had forward foreign exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. Dollars or German Deutsche Marks. These contracts represent a combined U.S. dollar equivalent commitment of approximately $70 million and $64 million at December 31, 1997 and 1996, respectively. The current contracts have maturities of less than one year. Unrealized gains and losses on these forward foreign exchange contracts, which were not material at December 31, 1997 or 1996, are deferred and recognized at the time the hedged transaction is settled.

     Eaglemark has interest rate cap and swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. At December 31, 1997 and 1996, Eaglemark had approximately $20 million in interest rate caps outstanding. At December 31, 1997, Eaglemark had approximately $48 million in interest rate swaps outstanding. At December 31, 1997, the fair value of the caps and swaps, if Eaglemark were to terminate the agreements, was not material.

13.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     (a)  BUSINESS SEGMENTS

     The Company operates in two business segments (excluding discontinued operations): Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

     The Motorcycles and Related Products ("Motorcycles") segment consists primarily of the Company's wholly-owned subsidiary, H-D Michigan, Inc., and its wholly-owned subsidiary, Harley-Davidson Motor Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring and custom motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986.
     The Company holds a smaller market share in the European market, which is a larger market than the United States, and in the Japanese market, which is a smaller market than the United States.

     The Financial Services ("Eaglemark") segment consists of the Company's majority-owned subsidiary, Eaglemark Financial Services, Inc. Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American dealers. Eaglemark also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eaglemark has established The Harley-Davidson Chrome VISA Card for customers in the United States. Eaglemark also provides property and casualty insurance for motorcycles as well as extended service contracts. A smaller portion of its customers are in other leisure products businesses. Prior to 1995, Eaglemark carried on business only in the United States. In 1995, Eaglemark expanded its operations to include Canada.

     The Company early adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1997. Adoption of the Statement required the Company to change the disclosure of geographic information but did not require significant changes in the way segments were disclosed.
                                      51

     Information by industry segment is set forth below (in thousands):

                                                                1997           1996          1995
                                                                ----           ----          ----

     Net sales:
      Motorcycles and Related Products                    $1,762,569     $1,531,227    $1,350,466
      Financial Services (1)                                  n/a            n/a           n/a
                                                          -----------   ------------   -----------
                                                          $1,762,569     $1,531,227    $1,350,466
                                                          -----------   ------------   -----------
                                                          -----------   ------------   -----------
     Income from operations:
      Motorcycles and Related Products                      $265,486       $228,093      $184,475
      Financial Services (1)                                  12,355          7,801         3,620
      General corporate expenses                              (7,838)        (7,448)       (7,299)
                                                          -----------    -----------   -----------
                                                            $270,003       $228,446      $180,796
                                                          -----------    -----------   -----------
                                                          -----------    -----------   -----------


                                             Motorcycles
                                             and Related   Transportation    Financial
                                             Products       Vehicles (2)     Services(1)   Corporate  Consolidated
                                             ------------  ---------------   -----------   ---------  ------------

     1997
     ----
     Identifiable assets                       $856,779          n/a           $598,514    $143,608    $1,598,901
     Depreciation and amortization               66,426          n/a              3,489         263        70,178
     Net capital expenditures                   183,194          n/a              2,834         143       186,171

     1996
     ----
     Identifiable assets                       $770,271          n/a           $387,666    $142,048    $1,299,985
     Depreciation and amortization               51,657          n/a              3,367         258        55,282
     Net capital expenditures                   176,771          n/a              1,994           6       178,771

     1995
     ----
     Identifiable assets                       $575,118       $111,556         $269,461    $ 24,535    $  980,670
     Depreciation and amortization               41,754          n/a                320         255        42,329
     Net capital expenditures                   112,579          n/a                221         185       112,985

     (1) The results of operations for the majority-owned financial services subsidiary are included as Operating income from financial services in the statements of operations. See Note 4.

     (2) The results of operations for the Transportation Vehicles segment are classified as discontinued operations in the statements of operations. See Note 3.

     (b)  GEOGRAPHIC INFORMATION

     Included in the consolidated financial statements are the following amounts relating to geographic locations:


                                         1997           1996           1995
                                         ----           ----           ----
                                              (In thousands)

  Revenues (1):
   United States                   $1,304,748     $1,110,527     $  949,415
   Canada                              62,717         58,053         48,046
   Germany                             81,541         82,800        102,638
   Japan                               90,243         79,401         69,350
   Other foreign countries            223,320        200,446        181,017
                                   ----------     ----------     ----------
                                   $1,762,569     $1,531,227     $1,350,466
                                   ----------     ----------     ----------
                                   ----------     ----------     ----------

  Long-lived assets (2):
   United States                     $607,363       $492,054       $353,801
   Other foreign countries              7,073          7,508          5,325
                                    ---------       --------       --------
                                     $614,436       $499,562       $359,126
                                    ---------       --------       --------
                                    ---------       --------       --------

     (1) Revenues are attributed to geographic regions based on location of customer.

     (2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments, including finance receivables.

   SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions, except per share data)


                                        1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                                       -------------     -------------     -------------     -------------
                                       1997     1996     1997     1996     1997     1996     1997     1996
                                       ----     ----     ----     ----     ----     ----     ----     ----

Net sales                             $427.1   $371.1   $444.1   $392.8   $444.2   $385.8   $447.2   $381.5

Gross profit                           138.2    115.8    150.3    124.8    145.2    120.5    152.5    129.0

Income from continuing operations       40.3     33.0     49.2     39.9     41.1     33.2     43.5     37.3
Income from discontinued
 operations, net of tax                    -        -        -        -        -        -        -     22.6
Net income                              40.3     33.0     49.2     39.9     41.1     33.2     43.5     59.9

Earnings per common share
 from continuing operations:
  Basic                                  .27      .22      .32      .26      .27      .22      .29      .25
  Diluted                                .26      .22      .32      .26      .27      .22      .28      .24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included or to be included in the Company's definitive proxy statement for the 1998 annual meeting of shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1997 (the "Proxy Statement"), under the captions "1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

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

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

                                                                                            Page
                                                                                            ----
Consolidated statements of operations for each of the three years in the period ended
  December 31, 1997                                                                           32

Consolidated balance sheets at December 31, 1997 and 1996                                     33

Consolidated statements of cash flows for each of the three years in the period ended
  December 31, 1997                                                                           34

Consolidated statements of shareholders' equity for each of the three years
  in the period ended December 31, 1997                                                       35

Notes to consolidated financial statements                                                    36

Consolidated financial statement schedules for each of the three years in the period ended December 31, 1997

     II -  Valuation and qualifying accounts                                                  60


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

   4.1          Form of Rights Agreement between the Registrant and Firstar
                Trust Company

   4.2          Amendment to Rights Agreement dated as of June 21, 1991

   4.3          Amendment to Rights Agreement dated as of August 23, 1995

  10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, and Teerlink

  10.2*         1988 Stock Option Plan

  10.3*         1990 Stock Option Plan

  10.4*         1995 Stock Option Plan

  10.5*         Consulting Agreement between the Registrant and Mr. Beals

  10.6* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, McCaslin, Teerlink, Werner,
                Wilke and Ziemer and Ms. Lione.

  10.7*         Deferred Compensation Plan

  10.8* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Hutchinson,
                McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and
                Ms. Lione

  10.9*         Harley-Davidson, Inc. Corporate Short Term Incentive
                Plan

  10.10* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, Gray and McCaslin



* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                LIST OF EXHIBITS
                           [Items 14(a)(3)and 14(c)]


Exhibit No.           Description
-----------           -----------
  10.11*        Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Hutchinson,
                McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and
                Ms. Lione

  10.12* Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, Gray, Werner and Teerlink

  10.13*        Harley-Davidson Pension Benefit Restoration Plan

  10.14*        Description of post-retirement life insurance equivalent

  21            List of Subsidiaries

  23            Consent of Ernst & Young LLP, Independent Auditors

  27.1          Financial Data Schedule for 1997

  27.2          Restated Financial Data Schedule for 1996

  27.3          Restated Financial Data Schedule for 1995

  27.4          Restated Financial Data Schedule for the three months ended March 30,
                1997

  27.5          Restated Financial Data Schedule for the six months ended June 29,
                1997

  27.6          Restated Financial Data Schedule for the nine months ended September 28,
                1997

  27.7          Restated Financial Data Schedule for the three months ended March 31,
                1996

  27.8          Restated Financial Data Schedule for the six months ended June 30,
                1996

  27.9          Restated Financial Data Schedule for the nine months ended September 29,
                1996



* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                                     Schedule II


                             HARLEY-DAVIDSON, INC.

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995
                                (In thousands)


                                                       Balance at      Additions                           Balance
                                                        beginning     charged to                           at end
Classification                                           of year        expense       Deductions(1)        of year
--------------                                         ----------     ----------      -------------        -------
Accounts receivable -
 Allowance for doubtful accounts:
     1997                                                  $1,918         $    0             $(370)         $1,548
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
     1996                                                  $1,541         $  377             $   0          $1,918
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
     1995                                                  $1,750         $(123)             $ (86)         $1,541
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
Finance receivables -
 Allowance for doubtful accounts:
     1997                                                  $4,133         $6,547           $(3,813)         $6,867
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
     1996                                                  $3,359         $1,382           $  (608)         $4,133
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
     1995                                                  $2,638         $1,275           $  (554)         $3,359
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
Inventories -
 Allowance for obsolescence
  and loss (2):
     1997                                                  $4,634         $1,642           $(2,518)         $3,758
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
     1996                                                  $2,232         $3,846           $(1,444)         $4,634
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------
     1995                                                  $1,961         $1,857           $(1,586)         $2,232
                                                           ------         ------             ------         ------
                                                           ------         ------             ------         ------


(1) Represents amounts written off to the reserve, net of recoveries.

(2)  Stated in last-in, first-out (LIFO) cost.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

HARLEY-DAVIDSON, INC.

  By:  /S/ Jeffrey L. Bleustein
       ---------------------------
       Jeffrey L. Bleustein
       President, Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

       Name                                    Title
       ----                                    -----

  /S/ Jeffrey L. Bleustein         President, Chief Executive Officer
  -----------------------------    (Principal executive officer) and Director
  Jeffrey L. Bleustein

  /S/ James L. Ziemer              Vice-President and Chief Financial Officer
  -----------------------------    (Principal financial officer)
  James L. Ziemer

  /S/ James M. Brostowitz          Vice-President/Controller (Principal
  -----------------------------    accounting officer) and Treasurer
  James M. Brostowitz

  /S/ Barry K. Allen               Director
  -----------------------------
  Barry K. Allen

  /S/ Vaughn L. Beals              Director
  -----------------------------
  Vaughn L. Beals, Jr.

  /S/ Richard I. Beattie           Director
  -----------------------------
  Richard I. Beattie

  /S/ Richard J. Hermon-Taylor     Director
  -----------------------------
  Richard J. Hermon-Taylor

  /S/ Donald A. James              Director
  -----------------------------
  Donald A. James

  /S/ Richard G. LeFauve           Director
  -----------------------------
  Richard G. LeFauve

  /S/ Sara L. Levinson             Director
  -----------------------------
  Sara L. Levinson

  /S/ James A. Norling             Director
  -----------------------------
  James A. Norling

  /S/ Richard F. Teerlink          Chairman and Director
  -----------------------------
  Richard F. Teerlink

                                                          INDEX TO EXHIBITS
                                                          -----------------
                                                     [Items 14(a)(3) and 14(c)]


EXHIBIT NO.             DESCRIPTION
-----------             -----------
   3.1         Restated Articles of Incorporation.

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

   4.2         Amendment to Rights Agreement dated as of June 21, 1991 (incorporated herein by reference to Exhibit 4.8 to the
               Registrants's Registration Statement on Form 8-B dated June 24, 1991 (File No. 1-9183 (the "Form 8-B")).

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

  10.2*        Harley-Davidson, Inc. 1988 Stock Option Plan.

  10.3*        Harley-Davidson, Inc. 1990 Stock Option Plan.

  10.4*        Harley-Davidson, Inc. 1995 Stock Option Plan.

  10.5*        Consulting Agreement between the Registrant and Mr. Beals (incorporated herein by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-9183)).

  10.6*        Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, McCaslin,
               Teerlink, Werner, Wilke and Ziemer and Ms. Lione (incorporated herein by reference to Exhibit 10.7 to the
               Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183)).

  10.7*        Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.8 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183)).



* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                          INDEX TO EXHIBITS
                                                      --------------------------
                                                      [Items 14(a)(3) and 14(c)]


EXHIBIT NO.              DESCRIPTION
-----------              -----------

  10.8*        Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray,
               Hutchinson, McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
               1-9183)).

  10.9*        Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference from Exhibit A to the
               Registrants' 1993 Proxy Statement for the May 14, 1994 Annual Meeting of Shareholders).

  10.10*       Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, Gray and McCaslin
               (incorporated herein by reference to Exhibit 10.11 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183)).

  10.11*       Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray,
               Hutchinson, McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and Ms. Lione (incorporated herein by reference to
               Exhibit 10.12 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
               1-9183)).

  10.12*       Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein,
               Gray, Werner and Teerlink  (incorporated herein by reference from Exhibit 10.2 to the Registrants' Quarterly
               Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183)).

  10.13*       Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the
               Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183)).

  10.14*       Description of post-retirement life insurance equivalent (incorporated herein by reference to Exhibit 10.15 to the
               Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183)).

  21           List of Subsidiaries.

  23           Consent of Ernst & Young LLP, Independent Auditors.


* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                          INDEX TO EXHIBITS
                                                          -----------------
                                                     [Items 14(a)(3) and 14(c)]


EXHIBIT NO.              DESCRIPTION
-----------              -----------
  27.1         Financial Data Schedule for 1997.

  27.2         Restated Financial Data Schedule for 1996.

  27.3         Restated Financial Data Schedule for 1995.

  27.4         Restated Financial Data Schedule for the three months ended March 30, 1997.

  27.5         Restated Financial Data Schedule for the six months ended June 29, 1997.

  27.6         Restated Financial Data Schedule for the nine months ended September 28, 1997.

  27.7         Restated Financial Data Schedule for the three months ended March 31, 1996.

  27.8         Restated Financial Data Schedule for the six months ended June 30, 1996.

  27.9         Restated Financial Data Schedule for the nine months ended September 29, 1996.






* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.