Form 10-Q
period 1998-03-29
HARLEY DAVIDSON INC
filed 1998-05-13
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 1998
           or
   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of May 11, 1998:     152,005,655  Shares

                              HARLEY-DAVIDSON, INC.

                                Form 10-Q Index
                     For the Quarter Ended March 29, 1998

                                                                         Page
   Part I.  Financial Information

        Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations                3

             Condensed Consolidated Balance Sheets                          4

             Condensed Consolidated Statements of Cash Flows                5

             Notes to Condensed Consolidated Financial Statements         6-9

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10-15

   Part II.  Other Information

        Item 1. Legal Proceedings                                          16

        Item 2(c). Changes In Securities                                   16

        Item 6. Exhibits and Reports on Form 8-K                           16

        Signatures                                                         17

        Exhibit Index                                                      18

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three months ended
                                                 Mar. 29,     Mar. 30,
                                                    1998         1997

   Sales                                         $466,527     $427,095
   Cost of goods sold                             316,652      288,881
                                                ---------     --------
   Gross profit                                   149,875      138,214
   Operating income from financial services         2,585        2,219
   Operating expenses                             (81,653)     (77,785)
                                                ---------     --------
   Income from operations                          70,807       62,648
   Interest income, net                               774        1,574
   Other expense, net                              (1,189)        (185)
                                                ---------     --------
   Income before provision for income taxes        70,392       64,037
   Provision for income taxes                      25,694       23,695
                                                ---------     --------
   Net income                                    $ 44,698     $ 40,342
                                                =========     ========
   Earnings per common shares:
     Basic                                           $.29         $.27
                                                     ====         ====
     Diluted                                         $.29         $.26
                                                     ====         ====
   Weighted-average common shares outstanding:
     Basic                                        151,834      151,257
                                                =========     ========
     Diluted                                      154,201      153,330
                                                =========     ========

   Cash dividends per share                         $.035        $.030
                                                    =====        =====


                             See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                         Mar. 29,     Dec. 31,     Mar. 30,
                                           1998         1997         1997
                                       (Unaudited)               (Unaudited)
    Current assets:
     Cash and cash equivalents       $    95,236   $  147,462   $  113,548
     Accounts receivable, net
     (Note 2)                            124,974      102,797      215,032
     Finance receivables, net
     (Note 2)                            320,107      293,329      195,283
     Inventories (Note 3)                128,869      117,475       93,440
     Other current assets                 41,219       42,958       40,631
                                      ----------   ----------   ----------
       Total current assets              710,405      704,021      657,934
   Finance receivables, net              334,916      249,346      222,836
   Property, plant and equipment, net    535,566      528,869      418,175
   Goodwill                               46,039       38,707       40,349
   Other assets                           67,428       77,958       80,676
                                      ----------   ----------   ----------
                                      $1,694,354   $1,598,901   $1,419,970
                                      ==========   ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                 $  116,743   $  106,112   $  110,874
     Accrued expenses and other          155,496      164,938      143,707
     Current portion of finance debt     152,586       90,638       85,740
                                      ----------   ----------   ----------
        Total current liabilities        424,825      361,688      340,321
   Finance debt                          280,000      280,000      250,000
   Postretirement health care benefits    69,264       68,414       66,635
   Other long-term liabilities            62,595       62,131       67,327

   Contingencies (Note 9)

   Total shareholders' equity            857,670      826,668      695,687
                                      ----------   ----------   ----------
                                      $1,694,354   $1,598,901   $1,419,970
                                      ==========   ==========   ==========

                             See accompanying notes.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                     Three months ended
                                                    Mar. 29,     Mar. 30,
                                                       1998         1997
   Cash flows from operating activities:
      Net income                                   $  44,698    $  40,342
      Depreciation and amortization                   19,064       16,631
      Long-term employee benefits                      3,063        1,073
      Other-net                                        2,403        1,931
      Net change in other current assets
       and current liabilities                       (32,990)     (48,694)
                                                    --------     --------
   Net cash provided by operating activities          36,238       11,283

   Cash flows from investing activities:
      Purchase of property and equipment             (21,546)     (24,625)
      Finance receivables acquired or originated    (572,069)    (279,700)
      Finance receivables collected/sold             460,944      198,495
      Other - net                                       (236)      (6,089)
                                                    --------     --------
   Net cash used in investing activities            (132,907)    (111,919)

   Cash flows from financing activities:
      Net decrease in notes payable                       (8)      (2,580)
      Net increase in finance debt                    61,948       77,675
      Dividends paid                                  (5,448)      (4,671)
      Stock repurchase                               (15,173)           -
      Issuance of stock under employee
       stock and option plans                          3,124        1,281
                                                    --------     --------
   Net cash provided by financing activities          44,443       71,705

   Net decrease in cash and cash equivalents         (52,226)     (28,931)

   Cash and cash equivalents:
      At beginning of period                         147,462      142,479
                                                    --------     --------
      At end of period                             $  95,236     $113,548
                                                    ========      =======

                              See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 29, 1998 and March 30, 1997, and the results of operations for the three-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Note 2 - Accounts Receivable
   Effective September 1, 1997, Eaglemark Financial Services, Inc. (Eaglemark), a majority-owned subsidiary, became responsible for all credit and collection activities for the Motorcycles and Related Products segment's domestic receivables. As such, approximately $102.8 million of accounts receivable are classified as finance receivables as of March 29, 1998. The presentation of finance receivables has been changed to classify receivables representing wholesale motorcycle and parts and accessories receivables and retail finance receivables with maturities of less than one year as current.

   Note 3 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                           Mar. 29,   Dec. 31,   Mar. 30,
   Components at the lower of cost,          1998       1997       1997
   first-in, first-out (FIFO), or market:
   Raw material & work-in-process          $ 38,887   $ 37,597    $ 32,675
   Finished goods                            32,587     26,756      16,238
   Parts & accessories                       80,175     75,735      65,876
                                           --------   --------    --------
                                            151,649    140,088     114,789
   Excess of FIFO over LIFO                  22,780     22,613      21,349
                                           --------   --------    --------
   Inventories as reflected in the
     accompanying condensed consolidated
     balance sheets                        $128,869   $117,475    $ 93,440
                                           ========   ========    ========

   Note 4 - Acquisition of Business
   In February 1998, the Company acquired substantially all of the remaining common stock of Buell Motorcycle Company ("BMC"), a company in which it held a 49% interest since 1993. The acquisition was a stock-for-stock transaction accounted for as a purchase in which 37,640 shares of the Company's Common Stock (valued at approximately $1 million) were exchanged for the BMC interest. Prior to the acquisition, the Company accounted for its investment in BMC using the equity method. Pro-forma financial information would not be materially different from the financial statements as reported and as a result have not been presented.

   Note 5 - Earnings Per Share
   Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts for all prior periods presented have been restated to conform to the Statement 128 requirements. All share and per share data have been adjusted to reflect the stock split described in Note 8. The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                      Three months ended
                                                      Mar. 29,   Mar. 30,
                                                        1998       1997
   Numerator
   Net income used in computing
    basic and diluted earnings per share              $44,698     $40,342
                                                      =======     =======
   Denominator
   Denominator for basic earnings per share -
    weighted-average common shares                    151,834     151,257
   Effect of dilutive securities - employee stock
    options and nonvested stock                         2,367       2,073
                                                      -------     -------
   Denominator for diluted earnings per share-
    adjusted weighted-average shares                  154,201     153,330
                                                      =======     =======

   Basic earnings per share                              $.29        $.27
                                                         ====        ====
   Diluted earnings per share                            $.29        $.26
                                                         ====        ====

   Note 6 - Internal Use Software
   Effective January 1, 1998, the Company adopted the SOP, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software.
   Approximately $1.3 million of costs associated with internal-use software were capitalized for the three months ended March 29, 1998.

   Note 7 - Business Segments
   The Company operates in two business segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Effective December 31, 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to disclose selected segment information on an interim basis, this information is set forth below (in thousands):

                                                   Three months ended
                                                   Mar. 29,    Mar. 30,
                                                     1998        1997
   Net sales:
        Motorcycles and Related Products          $466,527    $427,095
        Financial Services                           n/a         n/a
                                                  --------    --------
                                                  $466,527    $427,095
                                                  ========    ========
   Income from operations:
        Motorcycles and Related Products           $71,051     $63,016
        Financial Services                           2,585       2,219
        General corporate expenses                  (2,829)     (2,587)
                                                  --------    --------
                                                   $70,807     $62,648
                                                  ========    ========


   Note 8 - Capital Stock
   On August 20, 1997, the Company's Board of Directors declared a two-for-one stock split for shareholders of record on September 12, 1997, payable on September 26, 1997. Stock option agreements have been adjusted to reflect the split. An amount equal to the par value of the shares issued has been transferred from additional paid-in capital to the common stock account. All references to number of shares have been adjusted to reflect the stock split on a retroactive basis.

   During the first quarter, the Company repurchased 600,000 shares of its common stock for approximately $15 million.

   Note 9 - Contingencies
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental con-tamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995 the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility.(1) The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years.

   Note 10 - Comprehensive Income
   Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three months ended March 29, 1998 and March 30, 1997, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $42.0 and $44.5 million, respectively.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations for the Three Months Ended March 29, 1998
                Compared to the Three Months Ended March 30, 1997

   For the quarter ended March 29, 1998, consolidated net sales totaled $466.5 million, a $39.4 million or 9.2% increase over the same period last year. Net income and diluted earnings per share for 1998 were $44.7 million and $.29 on 154.2 million weighted-average shares outstanding versus $40.3 million and $.26 on 153.3 million weighted-average shares outstanding in 1997, increases of 10.8% and 10.2%, respectively. All share and per share data have been adjusted to reflect the two-for-one stock split effective September 12, 1997. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
       For the Three Month Periods Ended March 29, 1998 and March 30, 1997

                                                              Incr
                                            1998     1997    (Decr)      %

     Harley-Davidson motorcycle units     34,482   32,860    1,622     4.9%

     Buell motorycle units                 1,350    1,087      263    24.2

       Total motorcyle units              35,832   33,947    1,885     5.6%

     Net sales (in millions):

       Harley-Davidson motorcycles        $361.3   $337.5    $23.8     7.1%

       Buell motorcycles                    12.3      9.6      2.7    28.0

         Total motorcycles                 373.6    347.1     26.5     7.6%

       Motorcycle Parts and Accessories     63.3     54.4      8.9    16.2

       General Merchandise                  29.2     24.4      4.8    19.5

      Other                                   .4      1.2      (.8)  (66.7)

       Total Motorcycles and
        Related Products                  $466.5   $427.1    $39.4     9.2%


   The Motorcycles segment reported record first quarter net sales. Net sales increases were primarily driven by a 5.6% increase in motorcycle unit shipments over the first quarter of 1997. The increase in Harley-Davidson motorcycle unit shipments was due to an increase in production in the first quarter of 1998, despite fewer production days. This was the result of higher average daily production rates which were achieved in connection with the ongoing implementation of the Company's manufacturing strategy.

   During the first quarter of 1998, the Company produced approximately 34,700 Harley-Davidson motorcycles, an average of 569 units per day compared to an average of 527 units per day in the same period last year. The Company has a second quarter production target of 38,000 units, an average of approximately 600 units per day.(1)

   At the end of the first quarter, the Company was ahead of schedule in its effort to ramp-up the new Sportster motorcycle manufacturing plant in Kansas City. As of April 1, 1998, all Sportster motorcycles are being produced in Kansas City, and the Company's plant in York, PA is preparing to increase its production of the Company's larger cruiser motorcycles.

   In February 1998, the Company acquired substantially all of the common stock of Buell Motorcycle Company ("BMC"), a company in which it held a 49% interest since 1993. Buell Distribution Company, the exclusive distributor for BMC, has been a wholly-owned subsidiary of the Company since 1993.

   Sales of Parts and Accessories (P & A), which consists of General Motor Parts and Genuine Motor Accessories, totaled $63.3 million, up $8.9 million or 16.2% compared to the first quarter of 1997. This increase in sales was driven primarily by the accessories business.

   General Merchandise sales, which includes clothing and collectibles, totaled $29.2 million, up $4.8 million, or 19.5%, compared to the first quarter of 1997. This growth was driven by the introduction of a new denim product line and the Spring MotorClothes product line. The Company does not expect to maintain this level of growth throughout 1998.(1)

                                  Gross Profit
   Gross profit increased $11.7 million, or 8.4%, compared to the first quarter of 1997 primarily due to an increase in motorcycle volume. The gross profit margin was 32.1% in 1998 as compared with 32.4% in 1997. The decrease in gross profit margin was due primarily to the start-up of the new manufacturing plant in Kansas City, the transition to the new powertrain manufacturing plant in Milwaukee and increased depreciation due to the significant investment in capacity expansion. The Company expects it will continue to incur some costs associated with the transition into the new manufacturing facility as it becomes fully operational in the second quarter of 1998. Gross profit in the first quarter of 1997 was also negatively impacted by a $2 million one-time expense associated with a signing bonus paid to the union-represented employees at the Company's York, PA operations, as part of the five-year labor agreement.

                               Operating Expenses
       For the Three Month Periods Ended March 29, 1998 and March 30, 1997
                              (Dollars in Millions)

                                                           Incr
                                         1998     1997    (Decr)      %
    Motorcycles and Related Products    $78.9    $75.2     $3.7     4.9%

    Corporate                             2.8      2.6       .2     7.7

    Total operating expenses            $81.7    $77.8     $3.9     5.0%


   Total operating expenses increased $3.9 million, or 5.0%, compared to the first quarter of 1997. The increase in operating expenses was largely related to increased motorcycle volumes. Operating expenses in the first quarter of 1997 include the impact of $3 million in product liability expenses primarily due to an out-of-court settlement.


                    Operating income from financial services
   The operating income of the Financial Services segment was $2.6 million and $2.2 million in the first quarters of 1998 and 1997, respectively. Eaglemark experienced growth in all of it business lines, which was partially offset by promotion expense for the Harley-Davidson Chrome VISA Card.

                            Capitalized interest
   There was no interest capitalized during the first quarter of 1998. The Company capitalized $1.0 million of interest during the first quarter of 1997.

                         Consolidated income taxes
   The Company's effective income tax rate was 36.5% and 37.0% for the first quarter of 1998 and 1997, respectively.

                              Environmental
   The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort.(1) The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years. See Note 9 of the notes to condensed consolidated financial statements.

   Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

   The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 1998 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

                            Impact of Year 2000
   In 1997, the Company completed an assessment of the computer system issues associated with the Year 2000 and began to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

   The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by mid-1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Year 2000 initiatives (which will be expensed as incurred) is estimated to be approximately $11 million of which approximately $1 million has been incurred in the first quarter of 1998 and $3 million since the initiative began in 1997.(1)

   The costs of the project and the date on which the Company believes it will complete Year 2000 modifications are forward-looking statements and are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                         Liquidity and Capital Resources

   During the first quarter of 1998, the Company recorded cash flows from operating activities of $36.2 million compared to $11.3 million during the same period in 1997. Net income adjusted for depreciation contributed $63.8 million in 1998 compared to $57.0 million in 1997. Accounts receivable for the Motorcycles segment increased approximately $20 million in 1998 compared to $74 million, in the first quarter of 1997. The Motorcycles segment generally experiences increases in receivable balances during the first quarter over prior year-end balances primarily due to the effect of the annual December shut-down on quarter-end shipping patterns. The comparatively lower increase in accounts receivables in 1998 reflects the transfer of domestic receivables to Eaglemark after September 1, 1997. At that time, Eaglemark became responsible for all credit and collection activities for the Motorcycles segment's domestic accounts receivable. As such, finance receivables reflect a comparatively larger increase during the first quarter of 1998 than during 1997; this increase is included in cash from investing activities.

   Capital expenditures amounted to $21.5 million and $24.6 million during the first quarter of 1998 and 1997, respectively. For the past two years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. The construction of a new manufacturing facility in Kansas City, Missouri, and the move into a new powertrain plant in Milwaukee were both completed in 1997. In addition, expansion in and near the Company's existing facilities was completed. The Company continues to invest capital as it ramps-up production at its new facilities and reconfigures its existing facilities to prepare for the planned increase in production.

   Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital expenditures in 1998 will be in the range of $180-$200 million and in 1999 will be in the range of $120-$140 million.(1) The Company plans to continue to increase its motorcycle production capacity to be able to sustain its annual double-digit unit production growth.(1) The Harley-Davidson motorcycle production target for 1998 is 148,000 units.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

   The Company's ability to reach the 1998 quarterly and annual target production levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its new and existing facilities, and (iii) sell all of the motorcycles it has the capacity to produce. However, there is no assurance that the Company will continue to realize additional efficiencies. In addition, the Company could experience delays in making changes to existing facilities and the new manufacturing facilities as a result of risks normally associated with the operation of new and existing manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs could also impact adversely the Company's capital expenditure estimates.

   The Company (excluding Eaglemark Financial Services, Inc.) currently has nominal levels of long-term debt and has lines of credit of approximately $42.7 million, of which approximately $42.1 million remained available at March 29, 1998.

   Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $500 million of which approximately $367 million was outstanding at March 29, 1998. Maturities of commercial paper issued range from 1 to 270 days. Eaglemark has in place a $250 million 364-day revolving credit facility and a $250 million five-year revolving credit facility of which approximately $35 million was outstanding at March 29, 1998. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes which expire in 2007. As anticipated, no securitization transactions were completed during the first quarter of 1998, however, Eaglemark anticipates that further securitization transactions will be completed during the remainder of 1998, depending on market conditions.(1) The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs.(1) The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

   The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first quarter of 1998, the Company repurchased 600,000 shares of its common stock under the latter authorization.

   On February 20, 1998, the Company's Board of Directors declared a cash dividend of $.035 per share payable March 27, 1998 to shareholders of record March 17.


   (1)  Note regarding forward-looking statements

   Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which are described in close proximity to such statements or elsewhere in this report, and could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                 March 29, 1998

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

   See footnote 9 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.

   Item 2(c).  Changes in Securities
   On February 19, 1998, the Company issued 37,640 shares of its Common Stock to less than 10 individuals in exchange for 490 shares of Class B Common Stock of Buell Motorcycle Company ("BMC"), as a result of the transaction the Company owns 98% of the outstanding common stock of BMC. The shares of Common Stock of the Company were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the private placement exemption under Section 4(2) of the Securities Act.

   Item 6.  Exhibits and Reports on Form 8-K
             (a)  Exhibits
             27  Financial Data Schedule for March 29, 1998

             (b)  Reports on Form 8-K
             None

                                  Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARLEY-DAVIDSON, INC.


        Date: May 13, 1998           /s/  James L. Ziemer
                                     James L.  Ziemer
                                     Vice President and Chief Financial
                                     Officer (Principal Financial Officer)


              May 13, 1998           /s/  James M. Brostowitz
                                     James M. Brostowitz
                                     Vice President, Controller
                                     (Principal Accounting Officer) and
                                     Treasurer

                                  Exhibit Index

   Exhibit No.    Description

     27           Financial Data Schedule for March 29, 1998