Form 10-Q
period 1998-06-28
HARLEY DAVIDSON INC
filed 1998-08-11
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 28, 1998
          or
   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of August 7, 1998   152,665,638    Shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                       For the Quarter Ended June 28, 1998

                                                                   Page
   Part I.  Financial Information

        Item 1.  Financial Statements

             Condensed Consolidated Statements of Income            3

             Condensed Consolidated Balance Sheets                  4

             Condensed Consolidated Statements of Cash Flows        5

             Notes to Condensed Consolidated Financial Statements   6-9

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               10-17

        Item 3. Quantitative and Qualitative Disclosures
                  about Market Risk                                 18

   Part II.  Other Information

        Item 1. Legal Proceedings                                   19

        Item 4. Submission of Items to a Vote of Security Holders   19

        Item 5. Other Information                                   19

        Item 6. Exhibits and Reports on Form 8-K                    20

        Signatures                                                  21

        Exhibit Index                                               22

                         PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               Three months ended   Six months ended
                               June 28,  June 29,  June 28,  June 29,
                                 1998      1997      1998      1997

   Sales                       $517,164  $444,085  $983,691  $871,180
   Cost of goods sold           339,636   293,766   656,288   582,647
                               --------  --------  --------  --------
   Gross profit                 177,528   150,319   327,403   288,533
   Operating income from
    financial services            6,355     3,346     8,940     5,565
   Operating expenses           (96,644)  (79,875) (178,297) (157,660)
                               --------  --------  --------  --------
   Income from operations        87,239    73,790   158,046   136,438
   Interest income - net            612     2,092     1,386     3,666
   Other income (expense)-net      (607)    2,188    (1,796)    2,003
                               --------  --------  --------  --------
   Income before provision
    for income taxes             87,244    78,070   157,636   142,107
   Provision for income taxes    31,843    28,886    57,537    52,581
                               --------  --------  --------  --------
   Net income                  $ 55,401  $ 49,184  $100,099  $ 89,526
                               ========  ========  ========  ========
   Earnings per common share:
     Basic                         $.36      $.32      $.66      $.59
                                   ====      ====      ====      ====
     Diluted                       $.36      $.32      $.65      $.58
                                   ====      ====      ====      ====
   Weighted-average common
    shares outstanding:
     Basic                      151,930   151,406   151,883   151,321
                               ========  ========  ========  ========
     Diluted                    154,545   153,603   154,385   153,453
                               ========  ========  ========  ========

   Cash dividends per share        $.04     $.035     $.075     $.065
                                   ====     =====     =====     =====

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                       June 28,    Dec. 31,   June 29,
                                        1998        1997       1997
                                     (Unaudited)            (Unaudited)
   Current assets:
     Cash and cash equivalents         $154,475    $147,462    $144,474
     Accounts receivable, net (Note 2)   91,336     102,797     198,707
     Finance receivables, net (Note 2)  302,247     293,329     158,549
     Inventories (Note 3)               131,525     117,475     101,437
     Other current assets                44,565      42,958      40,898
                                     ----------  ----------  ----------
        Total current assets            724,148     704,021     644,065
   Finance receivables, net             346,097     249,346     237,741
   Property, plant and equipment, net   561,966     528,869     454,058
   Goodwill                              45,323      38,707      39,801
   Other assets                          68,467      77,958      77,708
                                     ----------  ----------  ----------
                                     $1,746,001  $1,598,901  $1,453,373
                                     ==========  ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                  $118,395    $106,112    $117,405
     Accrued expenses and other         176,059     164,938     150,716
     Current portion of finance debt    125,951      90,638      56,325
                                     ----------  ----------  ----------
        Total current liabilities       420,405     361,688     324,446
   Finance debt                         280,000     280,000     250,000
   Other long-term liabilities           63,308      62,131      70,021
   Postretirement health care benefits   70,164      68,414      67,167


   Contingencies (Note 9)

   Total shareholders' equity           912,124     826,668     741,739
                                     ----------  ----------  ----------
                                     $1,746,001  $1,598,901  $1,453,373
                                     ==========  ==========  ==========

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                     Six months ended
                                                    June 28,   June 29,
                                                      1998       1997
   Cash flows from operating activities:
     Net income                                    $100,099    $89,526
     Depreciation and amortization                   40,387     33,370
     Long-term employee benefits                      4,430      2,557
     Other-net                                        4,899      2,256
     Net change in other current assets
        and current liabilities                      16,861    (27,093)
                                                  ---------   --------
   Net cash provided by operating activities        166,676    100,616

   Cash flows from investing activities:
     Purchase of property and equipment             (69,135)   (76,279)
     Finance receivables acquired or originated  (1,283,629)  (577,542)
     Finance receivables collected/sold           1,183,082    518,042
     Other - net                                     (7,677)    (2,914)
                                                  ---------   --------
   Net cash used in investing activities           (177,359)  (138,693)

   Cash flows from financing activities:
     Net decrease in notes payable                      (21)    (2,580)
     Net increase in finance debt                    35,313     48,260
     Dividends paid                                 (11,668)   (10,108)
     Stock repurchase                               (15,174)         -
     Issuance of stock under employee
        stock and option plans                        9,246      4,500
                                                  ---------   --------
   Net cash provided by financing activities         17,696     40,072
                                                  ---------   --------
   Net increase in cash and cash equivalents          7,013      1,995

   Cash and cash equivalents:
        At beginning of period                      147,462    142,479
                                                  ---------   --------
        At end of period                           $154,475   $144,474
                                                  =========   ========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   Note 1 - Basis of Presentation and Use of Estimates
   The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 28, 1998 and June 29, 1997, and the results of operations for the three- and six-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Note 2 - Accounts Receivable
   Effective September 1, 1997, Eaglemark Financial Services, Inc. (Eaglemark), a majority-owned subsidiary, became responsible for all credit and collection activities for the Motorcycles and Related Products segment's domestic receivables. As such, approximately $121.9 and $69.1 million of accounts receivable are classified as finance receivables as of June 28, 1998 and December 31, 1997, respectively. In addition, the presentation of finance receivables has been changed from prior year to classify receivables representing wholesale motorcycle and parts and accessories receivables and retail finance receivables with maturities of less than one year as current.

   Note 3 - Inventories
   The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                              June 28,   Dec.31, June 29,
                                                1998      1997       1997
   Components at the lower of cost, first-in,
     first-out (FIFO), or market:
        Raw material & work-in-process        $ 47,335 $ 37,597  $ 32,759
        Finished goods                          23,517   26,756    24,275
        Parts & accessories                     84,202   75,735    66,379
                                              -------- --------  --------
                                               155,054  140,088   123,413
   Excess of FIFO over LIFO                     23,529   22,613    21,976
                                              -------- --------  --------
   Inventories as reflected in the
     accompanying condensed consolidated
     balance sheets                           $131,525 $117,475  $101,437
                                              ======== ========  ========

   Note 4 - Acquisition of Business
   In February 1998, the Company acquired substantially all of the remaining common stock of Buell Motorcycle Company ("BMC"), a company in which it held a 49% interest since 1993. The acquisition was a stock-for-stock transaction accounted for as a purchase in which 37,640 shares of the Company's Common Stock (valued at approximately $1 million) were exchanged for the BMC interest. Prior to the acquisition, the Company accounted for its investment in BMC using the equity method. Pro-forma financial information would not be materially different from the financial statements as reported and as a result has not been presented.

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

                                     Three months ended  Six months ended
                                      June 28, June 29,  June 28, June 29,
                                       1998     1997      1998     1997
   Numerator
   Net income used in computing basic
    and diluted earnings per share    $55,401  $49,184  $100,099  $89,526
                                      =======  =======  ========  =======
   Denominator
   Denominator for basic earnings
    per share - weighted-average
    common shares                     151,930  151,406   151,883  151,321
   Effect of dilutive securities
    - employee stock options and
    nonvested stock                     2,615    2,197     2,502    2,132
   Denominator for diluted earnings
    per share - adjusted
    weighted-average shares           154,545  153,603   154,385  153,453
                                      =======  =======   =======  =======
   Basic earnings per share              $.36     $.32      $.66     $.59
                                         ====     ====      ====     ====

   Diluted earnings per share            $.36     $.32      $.65     $.58
                                         ====     ====      ====     ====

   Note 6 - Internal Use Software
   Effective January 1, 1998, the Company adopted the Statement of Position
   (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Approximately $2.4 and $3.7 million of costs associated with internal-use software were capitalized during the three and six months ended June 28, 1998, respectively.

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

                                    Three months ended   Six months ended
                                    June 28,  June 29,   June 28, June 29,
                                      1998      1997      1998     1997
   Net sales:
     Motorcycles and Related
      Products                      $517,164  $444,085  $983,691  $871,180
     Financial Services               n/a       n/a       n/a       n/a
                                    --------  --------  --------  --------
                                    $517,164  $444,085  $983,691  $871,180
                                    ========  ========  ========  ========
   Income from operations:
     Motorcycles and Related
      Products                      $ 83,246  $ 72,465  $154,297  $135,481
     Financial Services                6,355     3,346     8,940     5,565
     General corporate expenses       (2,362)   (2,021)   (5,191)   (4,608)
                                    --------  --------  --------  --------
                                    $ 87,239  $ 73,790  $158,046  $136,438
                                    ========  ========  ========  ========

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

   During the first quarter of 1998, the Company repurchased 600,000 shares of its common stock for approximately $15 million.

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

   Note 10 - Comprehensive Income
   Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform
   to the requirements of Statement 130.   Total comprehensive income, which
   was comprised of net income and foreign currency translation adjustments, was approximately $56.3 and $47.3 million for the three months ended June 28, 1998 and June 29, 1997, respectively. Total comprehensive income for the six months ended June 28, 1998 and June 29, 1997 was $98.3 and $91.8 million, respectively.

   Note 11 - Pending Accounting Change - Accounting for Derivative Instruments and for Hedging Activities
   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is required to be adopted by the Company in Fiscal Year 2000; earlier adoption is also permitted. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The impact of adopting this statement is not expected to have a material impact on the Company's financial statements.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section, included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         Results of Operations for the Three Months Ended June 28, 1998
                Compared to the Three Months Ended June 29, 1997

   For the quarter ended June 28, 1998, consolidated net sales totaled $517.2 million, a $73.1 million or 16.5% increase over the same period last year. Net income and diluted earnings per share for 1998 were $55.4 million and $.36 on 154.5 million shares outstanding versus $49.2 million and $.32 on
   153.6 million shares outstanding in 1997, increases of 12.6% and 12.0%, respectively. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products ("Motorcycles") segment.

                     Motorcycle Unit Shipments and Net Sales
        For the Three-Month Periods Ended June 28, 1998 and June 29, 1997

                                                              Incr
                                            1998      1997    (Decr)    %

   Harley-Davidson motorcycle units        37,753    33,965   3,788    11.2%

   Buell motorycle units                    1,497     1,020     477    46.8

     Total motorcyle units                 39,250    34,985   4,265    12.2%

   Net sales (in millions):

     Harley-Davidson motorcycles           $400.9    $351.3   $49.6    14.1%

     Buell motorcycles                       13.4       9.6     3.8    40.1

       Total motorcycles                    414.3     360.9    53.4    14.8%

     Motorcycle Parts and Accessories        79.3      63.0    16.3    25.9

     General Merchandise                     22.5      19.4     3.1    16.1

     Other                                    1.1        .8      .3    30.5

      Total Motorcycles and
       Related Products                    $517.2    $444.1   $73.1    16.5%

   The Motorcycles segment reported record second quarter net sales due primarily to a 12.2% increase in motorcycle unit shipments in the second quarter of 1998 compared to the same period in 1997. The increase in Harley-Davidson motorcycle unit shipments was driven by higher production, despite one fewer production day in the second quarter of 1998. This was the result of a higher average daily production rate which was achieved in connection with the ongoing implementation of the Company's manufacturing strategy.

   During the second quarter of 1998, the Company produced approximately 37,700 Harley-Davidson motorcycles, an average of approximately 600 units per day compared to an average of 535 units per day in the same period last year.

   At the end of the second quarter the Company announced the introduction of its new big twin engine - the Twin Cam 88. This engine will be introduced on 1999 model year motorcycles and is expected to be included on approximately 45% of Harley-Davidson motorcycles.(1) Even with the complexities of introducing and manufacturing a completely new engine, the total year production target for Harley-Davidson motorcycles remains 148,000 units, and the third quarter production target is 37,000 units.(1)

   During the second quarter the Company completed its ramp-up of the new Sportster motorcycle manufacturing plant in Kansas City as well as the conversion of the Sportster capacity at York to production capacity for custom motorcycles.

   Parts and Accessories (P & A) sales of $79.3 million were up $16.3 million or 25.9% compared to the second quarter of 1997. General Merchandise sales, which includes clothing and collectibles, of $22.5 million were up $3.1 million or 16.1%, compared to the second quarter of 1997. P&A and General Merchandise sales grew faster than anticipated during the second quarter due in part to Harley-Davidson's 95th anniversary celebration in June. The Company does not anticipate P & A and General Merchandise revenue growth to continue at these rates.(1)

   The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, as result of sales made in foreign markets. The Company uses forward foreign exchange contracts (primarily for European currencies) to hedge against the earnings effects of such fluctuations. In addition, the Company's exposure to the Japanese Yen is mitigated by the existence of a natural hedge, which is sustained through balancing Yen cash inflows from revenue, with Yen cash outflows for motorcycle component purchases and other operating expenses. The impact of such fluctuations has not had a material impact on the Company's financial performance for the three and six months ended June 28, 1998, when compared to the same periods in 1997.

                                  Gross Profit
   Gross profit increased $27.2 million, or 18.1%, compared to the second quarter of 1997 primarily due to an increase in motorcycle volume. The gross profit margin in the second quarter was 34.3% in 1998 compared to 33.8% in 1997. The increase in the gross profit percentage was primarily due to a favorable product mix (a greater mix of custom and touring motorcycles) which was temporarily higher than normal due to lower Sportster shipments, as the Company completed its transition of Sportster production from the York manufacturing plant to the new Kansas City plant. This increase in the gross profit margin was partially offset by start-up expenses related to the new Kansas City plant as well as higher depreciation related to the Company's significant investment in capacity expansion.

                               Operating Expenses
        For the Three-Month Periods Ended June 28, 1998 and June 29, 1997
                              (Dollars in Millions)

                                                    Incr
                                           1998     1997    (Decr)     %

    Motorcycles and Related Products      $94.3    $77.9    $16.4    21.1%

    Corporate                               2.4      2.0      0.4    20.0

    Total operating expenses              $96.7    $79.9    $16.8    21.0%


   Total operating expenses increased $16.8 million, or 21.0%, compared to the second quarter of 1997. The increase was largely the result of greater motorcycle volume, but was also impacted by costs associated with computer system modifications, related to the year 2000. In addition, the second quarter represents the first full quarter of Buell Manufacturing Company's operating expenses since it was acquired in February of 1998 (see Note 4 of the notes to condensed consolidated financial statements). Second quarter operating expenses were also negatively impacted by a $3.7 million non-recurring charge for the voluntary recall of ignition switches on all 1994 through 1998 FL touring model motorcycles. The Company estimates that approximately 63,000 motorcycles are subject to the recall.

                    Operating income from financial services
   The operating income of the Financial Services (Eaglemark Financial Services) segment was $6.4 million and $3.4 million in 1998 and 1997, respectively. Eaglemark experienced growth in all of its core business lines, particularly in retail installment lending, as Eaglemark increased both its market share and its profitability in this business. This growth was partially offset by promotion expense for the new Harley-Davidson Chrome VISA Card.

                             Other income (expense)
   Included in other income for the second quarter of 1997 is a one-time $1.6 million benefit related to the sale of the Monaco Coach Corporation preferred stock which was acquired from the sale of the Transportation Vehicles segment.

                            Consolidated income taxes
   The Company's effective income tax rate was 36.5% and 37.0% for the second quarter of 1998 and 1997, respectively.

          Results of Operations for the Six Months Ended June 28, 1998
                 Compared to the Six Months Ended June 29, 1997

   For the six month period ended June 28, 1998, the Company recorded net sales of $983.7 million, a $112.5 million or 12.9% increase over the same period last year. Net income and diluted earnings per share were $100.1 million and $.65 on 154.4 million shares outstanding versus $89.5 million and $.58 on 153.5 million shares, increases of 11.8% and 11.1%, respectively.

                     Motorcycle Unit Shipments and Net Sales
         For the Six-Month Periods Ended June 28, 1998 and June 29, 1997

                                                             Incr
                                            1998     1997    (Decr)     %

    Harley-Davidson motorcycle units       72,235   66,825   5,410     8.1%

    Buell motorycle units                   2,847    2,107     740    35.1

      Total motorcyle units                75,082   68,932   6,150     8.9%

    Net sales (in millions):

      Harley-Davidson motorcycles          $762.2   $688.8   $73.4    10.7%

      Buell motorcycles                      25.7     19.1     6.6    34.0

        Total motorcycles                   787.9    707.9    80.0    11.3%

      Motorcycle Parts and Accessories      142.6    117.5    25.1    21.4

      General Merchandise                    51.7     43.8     7.9    18.0

      Other                                   1.5      2.0     (.5)  (25.0)

        Total Motorcycles and
          Related Products                 $983.7   $871.2  $112.5    12.9%


   The 12.9% increase in revenue was primarily attributable to additional motorcycle unit shipments as demand for the Company's motorcycles continued to grow and capacity increased. The most recent information available (through June) indicates a U.S. heavyweight (651+cc) market share of 45.1% compared to 46.2% for the same period in 1997. This same market has grown at a 17.8% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell motorcycles) increased 14.5%. The Company's growth was slightly out-paced by the market in the first six months of 1998 as a result of production capacity constraints.

   European data (through May) show the Company with a 5.8% share of the heavyweight (651+cc) market, down from 6.0% for the same period in 1997. The European market (651+cc) has grown at a 10.5% rate year-to-date, while retail registrations for the Company's motorcycles increased 5.6% compared to last year. The Company has focused, over the last three years, on upgrading the European infrastructure by developing a European management team, installing new information systems, improving distribution and implementing European focused marketing programs. Recently the Company has introduced two new models specifically targeted at the European market.

   Asia/Pacific (Japan and Australia) data (through May) show the Company with a 14.2% share of the heavyweight (651+cc) market, down from 18.6% for the same period in 1997. The Asia/Pacific market has grown at a 35.4% rate year-to-date, while retail registrations for the Company's motorcycles increased 3.3%. The large increase in the Asia/Pacific market is primarily due to a change in the licensing requirements in Japan which made it easier for an individual to obtain a heavyweight motorcycle license. The greatest increase has occurred in the performance segment of the market.

   Parts and Accessories (P & A) sales of $142.6 million were up $25.2 million or 21.4% compared to the first half of 1997. General Merchandise sales, which includes clothing and collectibles, of $51.7 million were up $7.9 million or 18.0%, compared to the first half of 1997. P&A and General Merchandise sales grew faster than anticipated during the first half of 1998. The Company does not anticipate P&A and General Merchandise revenue growth to continue at these rates.(1)

                                  Gross Profit
   Gross profit for the first six months of 1998 totaled $327.4 million, an increase of $38.9 million or 13.5% over the same period in 1997. The gross profit percentage was 33.3% in 1998 compared to 33.1% for the first six months of 1997. The increased gross profit percentage which resulted from favorable product mix (a greater mix of touring motorcycles) was partially offset by plant start-up and transition expenses combined with higher depreciation as a result of the significant investment in capacity expansion. The first half of 1998 included the start-up of the new manufacturing plant in Kansas City and the transition to the new powertrain plant in Milwaukee.

                               Operating Expenses
         For the Six-Month Periods Ended June 28, 1998 and June 29, 1997
                              (Dollars in Millions)

                                                            Incr
                                         1998      1997    (Decr)      %

    Motorcycles and Related Products    $173.1    $153.1    $20.0    13.1%

    Corporate                              5.2       4.6      0.6    13.0

    Total operating expenses            $178.3    $157.7    $20.6    13.1%

   Total operating expenses of $178.3 million for the first six months of 1998 increased $20.6 million or 13.1% compared to the first six months of 1997. The increase was primarily driven by additional motorcycle volume, but was also impacted by year 2000 computer expenses, Buell Manufacturing Company's operating expenses (which was acquired in February of 1998) and a $3.7 million non-recurring second quarter charge for the voluntary recall of ignition switches on all 1994 through 1998 FL touring model motorcycles.

                    Operating income from financial services
   The operating income of the Financial Services segment was $8.9 million and $5.6 million in 1998 and 1997, respectively. Eaglemark experienced growth in all of its core business lines, particularly in retail installment lending, as Eaglemark increased both its market share and its profitability in this business. This growth was partially offset by promotion expense for the new Harley-Davidson Chrome VISA Card.

                             Other income (expense)
   Included in other income in 1997 is a one-time $1.6 million benefit related to the sale of the Monaco Coach Corporation preferred stock which was acquired from the sale of the Transportation Vehicles segment.

                              Capitalized interest
   The Company capitalized approximately $1.8 million of interest during the first six months of 1997 in connection with its manufacturing expansion initiatives. No interest was capitalized in 1998.

                            Consolidated income taxes
   The Company's effective income tax rate was 36.5% and 37.0% in the first six months of 1998 and 1997, respectively.

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

   The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff with the assistance of outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by mid-1999.(1) While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Year 2000 initiatives (which are expensed as incurred) is estimated to be approximately $11 million of which approximately $2.1 million has been incurred in the first half of 1998 and $4.3 million since the initiative began in 1997.(1)

   The costs of the project and the date on which the Company believes it will complete Year 2000 modifications are forward-looking statements and are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

               Liquidity and Capital Resources as of June 28, 1998
   The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities.
   The Company generated $166.7 million of cash from operating activities during the first six months of 1998 compared to $100.6 million in the same period in 1997. The increase over prior year is primarily due to increases in net income adjusted for depreciation and favorable changes in working capital. Net income adjusted for depreciation contributed $140.5 million in 1998 compared to $122.9 million in 1997. Net changes in other current assets and current liabilities, which was largely due to changes in accounts receivable, contributed $16.9 million in 1998 and used $27.1 million in the first half of 1997.

   In 1998, accounts receivable decreases contributed $11.5 million to cash provided by operating activities while accounts receivable increases used $57.4 million for the same period in 1997. Effective September 1, 1997 Eaglemark became responsible for all credit and collection activities for the Motorcycles segment's domestic accounts receivable, and as a result these receivables have been classified as finance receivables. The increase in domestic accounts receivables in 1998 (included in finance receivables) was $52.8 million and is a component of cash flows from investing activities on the statement of cash flows. Historically, worldwide accounts receivable are higher in June than in December as a result of motorcycle volume increases, the annual shutdown during the last week of December and heavy shipments in June reflecting the end of the model year.

   Capital expenditures amounted to $69.1 million and $76.3 million during the first six months of 1998 and 1997, respectively. For the past two years, the Company has been implementing a manufacturing strategy to,
   among other things, increase its motorcycle production capacity.   The
   construction of a new manufacturing facility in Kansas City, Missouri, and the move into a new powertrain plant in Milwaukee were both completed in 1997. In addition, expansion in and near the Company's existing facilities was completed. In 1998 and beyond the Company will continue to invest capital as it ramps-up production at its new facilities and reconfigures its existing facilities to prepare for the planned increase in production.(1)

   Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital expenditures in 1998 will be in the range of $180-$200 million and in 1999 will be in the range of $120-$140 million.(1) The Company plans to continue to increase its motorcycle production capacity to be able to sustain its annual double-digit unit production growth and is on pace to do so in 1998 with a Harley-Davidson motorcycle production target of 148,000 units.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

   The Company's ability to reach the 1998 quarterly and annual target production levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its new and existing facilities, and (iii) sell all of the motorcycles it has the capacity to produce. However, there is no assurance that the Company will continue to realize additional efficiencies. In addition, the Company could experience delays in making changes to existing facilities and the new manufacturing facilities as a result of risks normally associated with the operation of new and existing manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs could also impact adversely the Company's capital expenditure estimates.

   The Company (excluding Eaglemark Financial Services, Inc.) currently has nominal levels of long-term debt and has lines of credit of approximately $38 million, of which approximately $37 million remained available at June 28, 1998.

   Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $500 million of which approximately $346 million was outstanding at June 28, 1998. Maturities of commercial paper issued can range from 1 to 270 days. Eaglemark has in place a $250 million 364-day revolving credit facility and a $250 million five-year revolving credit facility of which approximately $30 million was outstanding at June 28, 1998. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes which expire in 2007. During the second quarter, Eaglemark securitized and sold approximately $160 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs.(1) The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

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

   The Company's Board of Directors declared two cash dividends during the first six months of 1998 including, most recently, a $.04 per share cash dividend declared on May 4, 1998 payable June 26, 1998 to shareholders of record June 16.

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Refer to the Company's annual report on Form 10-K for the year ended December 31, 1997 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1997 annual report on Form 10-K.



   (1) Note regarding forward-looking statements

   Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  June 28, 1998

   Item 1.  Legal Proceedings
   The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 9 to the accompanying condensed consolidated financial statements..

   Item 4.  Submission of Items to a Vote of Security Holders

        (a)  The Company's Annual Meeting of Shareholders was held on May 2,
             1998.

        (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2001 by the vote indicated:
                                                       Shares
                                      Shares Voted     Withholding
                                      in Favor of      Authority
             Barry K. Allen           126,576,751      3,237,306
             Richard I. Beattie       125,137,750      4,676,307
             Richard G. LeFauve       126,583,020      3,231,037

        (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.

                                               Shares Voted
                                       For        Against     Abstained
             Ratification of
             Ernst & Young LLP
             as the Company's
             independent auditors   129,448,288   158,448      207,321

             There were no broker non-votes with respect to the foregoing matters.

   Item 5. Other Information
   Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), that are intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company no later than November 25, 1998 to be included in the Company's proxy materials for that meeting. Further, A shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in the Company's By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-laws, to the Secretary of the Company not less than 60 days in advance of the date in the current fiscal year of the Company corresponding to the date the Company released its proxy statement to shareholders in connection with the annual meeting for the immediately preceding year. If the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to January 24, 1999, then the notice will be considered untimely and the Company is not required to present such proposal at the 1999 annual meeting. If the Board of Directors chooses to present such proposal at the 1999 annual meeting, then the persons named in the proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

   Item 6.  Exhibits and Reports on Form 8-K
            (a)  Exhibits
            27   Financial Data Schedule for June 28, 1998

            (b)  Reports on Form 8-K
            None

                                   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HARLEY-DAVIDSON, INC.


       Date:   8/10/98           by:  /s/ James L. Ziemer
                                      James L.  Ziemer
                                      Vice President and Chief Financial
                                      Officer (Principal Financial Officer)

               8/10/98           by:  /s/ James M. Brostowitz
                                      James M. Brostowitz
                                      Vice President, Controller (Principal
                                      Accounting Officer) and Treasurer

                                  Exhibit Index

   Exhibit No.    Description


        27        Financial Data Schedule for June 28, 1998