Form 10-Q
period 1998-09-27
HARLEY DAVIDSON INC
filed 1998-11-12
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 27, 1998
             or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For   the   transition    period   from    ______________________    to
         ______________________


Commission File Number 1-9183


                              Harley-Davidson, Inc.
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                             39-1382325
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin                      53201
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code)  (414) 342-4680


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 9, 1998     152,807,205      Shares
---------------------------------------------------------------------------

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                    For the Quarter Ended September 27, 1998



                                                                          Page
Part I.  Financial Information

     Item 1. Consolidated Financial Statements

               Condensed Consolidated Statements of Income                3

               Condensed Consolidated Balance Sheets                      4

               Condensed Consolidated Statements of Cash Flows            5

               Notes to Condensed Consolidated Financial Statements       6-9


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10-17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk   17



Part II.  Other Information


     Item 1. Legal Proceedings                                            19

     Item 5. Other Information                                            19

     Item 6. Exhibits and Reports on Form 8-K                             19

     Signatures                                                           20

     Exhibit Index                                                        21

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                   Three months ended              Nine months ended
                                                 Sep. 27,         Sep. 28,      Sep. 27,       Sep. 28,
                                                  1998             1997           1998            1997
                                               ----------       ----------    ------------     -----------

Sales                                             $517,198        $444,222      $1,500,889      $1,315,403
Cost of goods sold                                 346,059        299,044        1,002,347         881,687
                                                   -------       --------        ---------         -------
Gross profit                                       171,139        145,178          498,542         433,716
Operating income from financial services             3,599          3,002           12,539           8,567
Operating expenses                                 (94,599)       (83,925)        (272,896)       (241,587)
                                                   -------        -------        --------         --------
Income from operations                              80,139         64,255          238,185         200,696
Interest income - net                                1,056          2,386            2,442           6,052
Other income (expense) - net                         1,287          (1,404)           (508)            597
                                                   -------         -------       ---------       ---------
Income before provision for income taxes            82,482         65,237          240,119         207,345
Provision for income taxes                          30,110         24,138           87,647          76,719
                                                  --------       --------       ----------      ----------
Net income                                        $ 52,372       $ 41,099        $ 152,472      $  130,626
                                                  ========       ========        =========      ==========
Earnings per common share:
  Basic                                               $.34           $.27            $1.00            $.86
                                                      ====           ====            =====            ====
  Diluted                                             $.34           $.27             $.99            $.85
                                                      ====           ====            =====            ====

Weighted-average common shares
   outstanding:
  Basic                                            152,434        151,792          152,069         151,481
  Diluted                                          154,903        154,178          154,558         153,761

Cash dividends per share                              $.04          $.035            $.115           $.10
                                                      ====          =====            =====           ====


                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                            Sep. 27,              Dec. 31,         Sep. 28,
                                             1998                  1997              1997
                                       ----------------      --------------    ---------------
                                          (Unaudited)                           (Unaudited)
Current assets:
   Cash and cash equivalents             $  122,146           $  147,462         $  105,365
   Accounts receivable, net                 112,305              102,797             99,601
   Finance receivables                      337,924              293,329            274,259
   Inventories (Note 2)                     145,019              117,475            112,144
   Other current assets                      52,105               42,958             42,030
                                         ----------           ----------         ----------
      Total current assets                  769,499              704,021            633,399
Finance receivables, net                    352,866              249,346            242,810
Property, plant and equipment, net          580,757              528,869            473,699
Goodwill                                     44,852               38,707             39,254
Other assets                                 69,883               77,958             77,280
                                        -----------          -----------        -----------
                                         $1,817,857           $1,598,901         $1,466,442
                                         ==========           ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                      $  132,988           $  106,112         $  109,793
   Accrued expenses and other               169,189              164,938            153,000
   Current portion of finance debt          132,413               90,638             30,919
                                            -------             --------            --------
      Total current liabilities             434,590              361,688            293,712
Finance debt                                280,000              280,000            250,000
Other long-term liabilities                  63,510               62,131             66,764
Postretirement health care benefits          70,605               68,414             67,819

Contingencies (Note 7)

Total shareholders' equity                  969,152              826,668            788,147
                                        -----------          -----------        -----------
                                         $1,817,857          $1,598,901          $1,466,442
                                         ==========          ==========          ===========


                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Nine months ended
                                                            Sep. 27,            Sep. 28,
                                                              1998                1997
Cash flows from operating activities:
   Net income                                              $ 152,472           $ 130,626
   Depreciation and amortization                              62,725              51,305
   Long-term employee benefits                                 5,860               3,893
   Other-net                                                   9,039               4,173
   Net change in other current assets and current
    liabilities                                              (17,330)             54,846
                                                             --------           --------
Net cash provided by operating activities                    212,766             244,843

Cash flows from investing activities:
   Purchase of property and equipment                       (110,610)           (112,886)
   Finance receivables acquired or originated             (1,996,967)         (1,075,482)
   Finance receivables collected/sold                      1,840,770             893,705
   Other - net                                                 1,692              (6,388)
                                                         -----------          -----------
Net cash used in investing activities                       (265,115)           (301,051)

Cash flows from financing activities:
   Net increase in notes payable                                   -              (2,580)
   Net increase in finance debt                               41,765              22,854
   Dividends paid                                            (17,907)            (15,569)
   Stock repurchase                                          (15,174)                 -
   Issuance of stock under employee stock and
    option plans                                              18,349              14,389
                                                           ---------          ----------
 Net cash provided by financing activities                    27,033              19,094
                                                           ---------          ----------

Net decrease in cash and cash equivalents                    (25,316)            (37,114)

Cash and cash equivalents:
  At beginning of period                                     147,462             142,479
                                                           ---------          ----------
  At end of period                                         $ 122,146          $  105,365
                                                           =========          ==========


                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 27, 1998 and September 28, 1997, and the results of operations for the three- and nine-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Note 2 - Inventories
The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):


                                               Sep. 27,      Dec. 31,   Sep. 28,
                                                 1998         1997         1997
Components at the lower of cost, first-in,
 first-out (FIFO), or market:
     Raw material & work-in-process            $ 55,060    $ 37,597     $ 36,969
     Finished goods                              24,884      26,756       30,240
     Parts & accessories                         89,354      75,735       67,538
                                               --------    --------    ---------
                                                169,298     140,088      134,747
Excess of FIFO over LIFO                         24,279      22,613       22,603
                                               --------    --------    ---------
Inventories as reflected in the
  accompanying condensed consolidated
  balance sheets                               $145,019    $117,475     $112,144
                                               ========    ========     ========

Note 3 - Acquisition of Business
In February 1998, the Company acquired substantially all of the remaining common stock of Buell Motorcycle Company (BMC), a company in which it held a 49% interest since 1993. The acquisition was a stock-for-stock transaction accounted for as a purchase in which 37,640 shares of the Company's Common Stock (valued at approximately $1 million) were exchanged for the BMC interest. Prior to the acquisition, the Company accounted for its investment in BMC using the equity method. Pro-forma financial information would not be materially different from the financial statements as reported and as a result has not been presented.

Note 4 - Earnings Per Share
Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts for all prior periods presented have been restated to conform to the Statement 128 requirements. The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                     Three months ended          Nine months ended
                                                   Sep. 27,       Sep. 28,    Sep. 27,    Sep. 28,
                                                     1998           1997        1998        1997
Numerator
Net income used in computing
       basic and diluted earnings per share        $ 52,372       $ 41,099    $152,472   $130,626
                                                   ========       ========    ========   ========
Denominator
Denominator for basic earnings per share -
       weighted-average common shares               152,434        151,792     152,069    151,481
Effect of dilutive securities - employee stock
       options and nonvested stock                    2,469          2,386       2,489      2,280
                                                   --------       --------    --------   --------
Denominator for diluted earnings per share-
       adjusted weighted-average shares             154,903        154,178     154,558    153,761
                                                    =======        =======     =======    =======

Basic earnings per share                               $.34           $.27       $1.00       $.86
                                                       ====           ====       =====       ====

Diluted earnings per share                             $.34           $.27        $.99       $.85
                                                       ====           ====        ====       ====

Note 5 - Internal Use Software
Effective January 1, 1998, the Company adopted the Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Approximately $2.2 and $5.9 million of costs associated with internal-use software were capitalized during the three- and nine-months ended September 27, 1998, respectively.

Note 6 - Business Segments
The Company operates in two business segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Effective December 31, 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information." The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below (in thousands):


                                               Three months ended          Nine months ended
                                             Sep. 27,     Sep. 28,     Sep. 27,       Sep. 28,
                                              1998         1997          1998           1997
                                         ----------   ----------    ------------   ------------
Net sales:
     Motorcycles and Related Products       $517,198     $444,222     $1,500,889     $1,315,403
     Financial Services                       n/a         n/a             n/a             n/a
                                            $517,198     $444,222     $1,500,889     $1,315,403
                                            ========     ========     ==========     ==========
Income from operations:
     Motorcycles and Related Products       $ 79,870     $ 62,750      $ 234,167      $ 198,236
     Financial Services                        3,599        3,002         12,539          8,567
     General corporate expenses                (3,330)      (1,497)        (8,521)        (6,107)
                                             --------     --------     ----------     ----------
                                            $ 80,139     $ 64,255      $ 238,185      $ 200,696
                                            ========     ========      =========      =========

Note 7 - Contingencies
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar is obligated to reimburse the Company for a portion of its response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years.

Note 8 - Comprehensive Income
Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, was approximately $54.1 and $41.9 million for the three months ended September 27, 1998 and September 28, 1997, respectively. Total comprehensive income for the nine months ended September 27, 1998 and September 28, 1997 was $156.0 and $126.3 million, respectively.

Note 9 - Pending Accounting Change - Accounting for Derivative Instruments and for Hedging Activities In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is required to be adopted by the Company in Fiscal Year 2000; earlier adoption is also permitted. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based on information currently available, the effect of adopting this statement is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section, included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

       Results of Operations for the Three Months Ended September 27, 1998
              Compared to the Three Months Ended September 28, 1997

For the quarter ended September 27, 1998, consolidated net sales totaled $517.2 million, a $73.0 million or 16.4% increase over the same period last year. Net income and diluted earnings per share for 1998 were $52.4 million and $.34 on
154.9 million shares outstanding versus $41.1 million and $.27 on 154.2 million shares outstanding in 1997, increases of 27.4% and 26.9%, respectively. All Harley-Davidson, Inc. sales are generated by the Motorcycles and Related Products (Motorcycles) segment.

                     Motorcycle Unit Shipments and Net Sales
   For the Three-Month Periods Ended September 27, 1998 and September 28, 1997
                              (Dollars in Millions)
================================================================================
                                                               Incr
                                           1998      1997     (Decr)       %
================================================================================
Harley-Davidson motorcycle units           36,428    31,503     4,925   15.6%
--------------------------------------------------------------------------------
Buell motorcycle units                      1,069     1,014        55    5.4
--------------------------------------------------------------------------------
  Total motorcycle units                   37,497    32,517     4,980   15.3%
================================================================================
Net sales (in millions):
--------------------------------------------------------------------------------
  Harley-Davidson motorcycles              $383.3    $331.9     $51.4   15.5%
--------------------------------------------------------------------------------
  Buell motorcycles                           9.2       9.3      (.1)   (1.1)
--------------------------------------------------------------------------------
    Total motorcycles                       392.5     341.2      51.3   15.0%
--------------------------------------------------------------------------------
  Motorcycle Parts and Accessories           90.2      74.1      16.1   21.7
--------------------------------------------------------------------------------
  General Merchandise                        33.5      28.7       4.8   16.6
--------------------------------------------------------------------------------
  Other                                       1.0        .2        .8  400.0
--------------------------------------------------------------------------------
   Total Motorcycles and
    Related Products                       $517.2    $444.2     $73.0   16.4%
================================================================================

The Motorcycles segment reported record third quarter net sales driven by a 15.3% increase in motorcycle unit shipments compared to the same period in 1997. The increase in Harley-Davidson motorcycle unit shipments over the third quarter of 1997 was due to a higher average daily production rate achieved in connection with the Company's production capacity expansion plans. During the third quarter of 1998, motorcycle production averaged approximately 620 units per day versus 540 units per day in the same period last year. The Company expects to produce approximately 39,000 Harley-Davidson motorcycle units in the fourth quarter of 1998, and anticipates it will produce approximately 148,000 motorcycles by the end of calendar 1998.(1)

Parts and Accessories (P & A) sales of $90.2 million were up $16.1 million or 21.7% compared to the third quarter of 1997. General Merchandise sales, which includes clothing and collectibles, of $33.5 million were up $4.8 million, or 16.6%, compared to the third quarter of 1997. P&A and General Merchandise sales grew faster than anticipated during the third quarter due in part to dealers replenishing their stores after brisk retail sales surrounding Harley-Davidson's 95th anniversary celebration in June. The Company does not anticipate P & A and General Merchandise revenue growth to continue at these rates.(1)

                                  Gross Profit
Gross profit increased $26.0 million, or 17.9%, compared to the third quarter of 1997, primarily due to the increase in motorcycle volume. The gross profit margin was 33.1% in 1998 compared to 32.7% in 1997. The increase in gross profit margin is primarily due to lower plant start-up expenses in the third quarter of 1998 compared to 1997. Start up expenses related to the ramp-up of two new production plants and reconfiguration at existing plants were approximately $4.5 million higher in the third quarter of 1997 compared to the same period in 1998.

                               Operating Expenses
   For the Three-Month Periods Ended September 27, 1998 and September 28, 1997
                              (Dollars in Millions)
================================================================================
                                                              Incr
                                          1998      1997      (Decr)       %
--------------------------------------------------------------------------------
Motorcycles and Related Products         $91.3      $82.4     $8.9      10.7%
--------------------------------------------------------------------------------
Corporate                                  3.3        1.5      1.8      122.4
================================================================================
Total operating expenses                 $94.6      $83.9    $10.7      12.8%
================================================================================

Total operating expenses increased $10.7 million, or 12.8%, compared to the third quarter of 1997. The increase was largely the result of higher motorcycle sales volumes, but was partially offset by lower than expected engineering and risk management expenses.

                    Operating income from financial services
The operating income of the Financial Services (Eaglemark) segment was $3.6 million and $3.0 million in the third quarter of 1998 and 1997, respectively. Eaglemark experienced growth in all of its core business lines, except the credit card business. The growth was particularly strong in retail installment lending, as Eaglemark increased both its market share and its profitability in this business. Promotional expenses for the new Harley-Davidson Chrome VISA Card will keep the credit card business in a loss position for 1998.

                             Other income (expense)
The third quarter of 1998 benefited from a rebate of harbor maintenance fees of $1.3 million. The levy of these fees was found unconstitutional by the U.S. Supreme Court and related to fees collected over the previous five years.

                                    Interest
The Company capitalized approximately $1.0 million of interest in the third quarter of 1997 in connection with its manufacturing expansion initiatives. No interest was capitalized during the same period in 1998.

                            Consolidated income taxes
The Company's effective income tax rate was 36.5% and 37.0% for the third quarter of 1998 and 1997, respectively.

       Results of Operations for the Nine Months Ended September 27, 1998
              Compared to the Nine Months Ended September 28, 1997

For the nine month period ended September 28, 1997, the Company recorded net sales of $1.5 billion, a $185.5 million or 14.1% increase over the same period last year. Net income and diluted earnings per share were $152.5 million and $.99 on 154.6 million shares outstanding versus $130.6 million and $.85 on 153.8 million shares outstanding in the first nine months of 1997, increases of 16.7% and 16.1%, respectively.

                     Motorcycle Unit Shipments and Net Sales
   For the Nine-Month Periods Ended September 27, 1998 and September 28, 1997
                              (Dollars in Millions)
 ===============================================================================
                                                              Incr
                                       1998       1997       (Decr)        %
 ===============================================================================
 Harley-Davidson motorcycle units      108,663      98,328     10,335   10.5%
 -------------------------------------------------------------------------------
 Buell motorcycle units                  3,916       3,121        795   25.5
 -------------------------------------------------------------------------------
   Total motorcycle units              112,579     101,449     11,130   11.0%
 ===============================================================================
  Net sales (in millions):
 -------------------------------------------------------------------------------
   Harley-Davidson motorcycles        $1,145.6    $1,020.8     $124.8   12.2%
 -------------------------------------------------------------------------------
   Buell motorcycles                      34.9        28.5        6.4   22.5
 -------------------------------------------------------------------------------
     Total motorcycles                 1,180.5     1,049.3      131.2   12.5%
 -------------------------------------------------------------------------------
   Motorcycle Parts and Accessories      232.8       191.6       41.2   21.5%
 -------------------------------------------------------------------------------
   General Merchandise                    85.2        72.5       12.7   17.4
 -------------------------------------------------------------------------------
   Other                                   2.4         2.0         .4   19.3
 -------------------------------------------------------------------------------
  Total Motorcycles and
   Related Products                   $1,500.9    $1,315.4     $185.5   14.1%
 ===============================================================================

The 14.1% increase in revenue was primarily attributable to additional motorcycle unit shipments as demand for the Company's motorcycles continued to grow and capacity increased. The most recent information available (through September) indicates that the Company has a U.S. heavyweight (651+cc) market share of 45.9% compared to 47.4% for the same period in 1997. This same market has grown at a 16.8% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell motorcycles) increased 13.1%. The Company's growth was slightly out-paced by the market in the first nine months of 1998 as a result of production capacity constraints.

European data (through August) show the Company with a 6.1% share of the heavyweight (651+cc) market, down from 6.4% for the same period in 1997. The European market (651+cc) has grown at an 11.2% rate year-to-date, while retail registrations for the Company's motorcycles increased 7.1% compared to last year. The Company has focused, over the last three years, on upgrading the European infrastructure by developing a European management team, installing new information systems, improving distribution and implementing European focused marketing programs. The Company's 1998 model year offering included two new models specifically targeted at the European market which, based on information available to the Company to date, have been very well received by European customers..

Asia/Pacific (Japan and Australia) data (through August) show the Company with a 14.9% share of the heavyweight (651+cc) market, down from 16.1% for the same period in 1997. The Asia/Pacific market has grown at a 28.0% rate year-to-date, while retail registrations for the Company's motorcycles increased 18.2%. The large increase in the Asia/Pacific market is primarily due to a change in the licensing requirements in Japan, which made it easier for an individual to obtain a heavyweight motorcycle license. The greatest increase in registrations has occurred in the performance segment of the market.

Parts and Accessories (P & A) sales of $232.8 million were up $41.2 million or 21.5% compared to the first three quarters of 1997. General Merchandise sales, which includes clothing and collectibles, of $85.2 million were up $12.7 million, or 17.4%, compared to the first three quarters of 1997. P&A and General Merchandise sales grew faster than anticipated during the first three quarters of 1998 due in part to the 95th anniversary celebration in June. The Company does not anticipate P&A and General Merchandise revenue growth to continue at these rates.(1)

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, as a result of sales made in foreign markets. The Company uses forward foreign exchange contracts (primarily for European currencies) to hedge against the earnings effects of such fluctuations. In addition, the Company's exposure to the Japanese Yen is mitigated by the existence of a natural hedge, which is sustained through balancing Yen cash inflows from revenue with Yen cash outflows for motorcycle component purchases and other operating expenses. The effect of such fluctuations has not had a material impact on the Company's financial performance for the three and nine months ended September 27, 1998, when compared to the same periods in 1997.

                                  Gross Profit
Gross profit for the first nine months of 1998 totaled $498.5 million, an increase of $64.8 million or 14.9% over the same period in 1997. The gross profit margin was 33.2% in the first nine months of 1998 compared to 33.0% for the same period in 1997. The increase in gross profit margin resulted from a favorable product mix (a greater mix of touring motorcycles) combined with slightly lower plant start-up expenses compared to 1997. The 1998 gross profit margin improvement was partially offset by higher depreciation as a result of the Company's significant investment in capacity expansion.

                               Operating Expenses
   For the Nine-Month Periods Ended September 27, 1998 and September 28, 1997
                              (Dollars in Millions)
================================================================================
                                                            Incr
                                          1998      1997      (Decr)      %
--------------------------------------------------------------------------------
Motorcycles and Related Products        $264.4     $235.5    $28.9      12.3%
--------------------------------------------------------------------------------
Corporate                                  8.5        6.1      2.4       39.5
================================================================================
  Total operating expenses              $272.9     $241.6     31.3      13.0%
================================================================================

Operating expenses of $272.9 million for the first nine months of 1998 increased $31.3 million or 13.0% compared to the first nine months of 1997. The increase was primarily driven by additional motorcycle volume, but was also impacted by year 2000 computer expenses, Buell Manufacturing Company's operating expenses (which was acquired in February of 1998) and a $3.7 million non-recurring charge for a voluntary recall of ignition switches on all 1994 through 1998 FL touring model motorcycles.

                    Operating income from financial services
The operating income of the Financial Services segment was $12.5 million and $8.6 million in the first nine months of 1998 and 1997, respectively. Eaglemark experienced growth in all of its core business lines, except the credit card business. The growth was particularly strong in retail installment lending, as Eaglemark increased both its market share and its profitability in this business. Promotional expenses for the new Harley-Davidson Chrome VISA Card will keep the credit card business in a loss position for 1998.

                             Other income (expense)
The third quarter benefited from a rebate of harbor maintenance fees of $1.3 million. The levy of these fees was found unconstitutional by the U.S. Supreme Court and related to fees collected over the previous five years. This positive impact was partially offset by foreign currency transaction losses recorded during the first nine months of 1998. The first nine months of 1997 include a $1.6 million, one-time benefit related to the sale of the Monaco Coach Corporation preferred stock, which was acquired in connection with the sale of the Transportation Vehicles segment.

                              Capitalized interest
The Company capitalized approximately $2.8 million of interest during the first nine months of 1997 in connection with its manufacturing expansion initiatives. No interest was capitalized during the same period in 1998.

                            Consolidated income taxes
The Company's effective income tax rate was 36.5% and 37.0% for the first nine months of 1998 and 1997, respectively.

                                  Environmental
The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort. The Company has established reserves for this amount. See Note 7 of the notes to condensed consolidated financial statements. Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

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

                               Impact of Year 2000
The Company has implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative with the assistance of some outside consultants. The team's activities are designed to ensure that there are no material adverse effects on the Company.

The Company has completed the assessment phase of its internal information services computer systems associated with the Year 2000. The assessment indicated that many of the Company's internal computer systems were vulnerable to Year 2000 issues. The Company is in the process of remediating the affected systems identified in the assessment by modifying or replacing portions of its software and hardware so that these computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company is currently assessing Year 2000 issues related to its non-information technology systems used in product development, engineering, manufacturing, and facilities. The Company anticipates these assessments will be completed no later than early 1999.

The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing or in person with all of its principal suppliers to confirm their status in regards to Year 2000 issues. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company will also be communicating with its dealers and distributors regarding their potential Year 2000 issues. The Company does not anticipate that potential Year 2000 issues at its dealers and distributors would have a material adverse effect on its ability to deliver its products and services to its dealers and ultimately to its customers.(1)

The Company's Year 2000 initiative is well under way and, based on the results of its assessment to date, is expected to be complete by mid-1999.(1) While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an on-going basis as part of the Company's overall Year 2000 initiative.

Based on the Company's assessments to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimated to be approximately $11 million.(1) Approximately $3.1 million of Year 2000 expense has been incurred in the first three-quarters of 1998 and $5.3 million since the initiative began in 1997.(1)

The costs of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimates, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professionals, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present the Company has not experienced any significant problems in these areas.

            Liquidity and Capital Resources as of September 27, 1998

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities. The Company generated $212.8 million of cash from operating activities during the first nine months of 1998 compared to $244.8 million in the same period in 1997. The change from prior year consists primarily of an increase in net income adjusted for depreciation offset by less favorable adjustments for changes in working capital (due to the 1997 one-time transfer of accounts receivable to Eaglemark discussed below). Net income adjusted for depreciation contributed $215.2 million in 1998 compared to $181.9 million in 1997. Adjustments for net changes in other current assets and current liabilities reduced cash from operating activities $17.3 million in 1998 and increased cash from operating activities $54.8 million in 1997. These adjustments were driven by accounts receivable increases of $9.5 million in 1998 and accounts receivable decreases of $41.7 million in 1997.

Effective September 1, 1997, Eaglemark became responsible for all credit and collection activities for the Motorcycles segment's domestic accounts receivable, and as a result domestic receivables have been classified as finance receivables. The decrease in accounts receivable in 1997 includes the initial transfer of domestic accounts receivable to finance receivables, while the
increase  in  1998  represents  the  normal  change  in  non-domestic   accounts
receivable. Had domestic accounts receivable been included in finance receivables at the end of 1996, the 1997 cash from operating activities would have been lower by approximately $60 million, offset by higher cash from investing activities in the same amount.

Capital expenditures amounted to $110.6 million and $112.9 million during the first nine months of 1998 and 1997, respectively. For the past several years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. The construction of a new manufacturing facility in Kansas City, Missouri, and the move into a new powertrain plant in Milwaukee were both completed in 1997. In addition, expansion in and near the Company's existing facilities was completed. In 1998 and beyond, the Company will continue to invest capital as it ramps-up production at its new facilities and reconfigures its existing facilities to prepare for the planned increase in production.(1)

Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital expenditures in 1998 will be in the range of $180-$200 million and in 1999 will be in the range of $120-$140 million.(1) The Company plans to continue to increase its motorcycle production capacity to be able to sustain its annual double-digit unit production growth and is on pace to do so in 1998 with a Harley-Davidson motorcycle production target of 148,000 units.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

The Company's ability to reach the 1998 target production level will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its new and existing facilities, and (iii) sell all of the motorcycles it has the capacity to produce. However, there is no assurance that the Company will continue to realize additional efficiencies. In addition, the Company could experience delays in making changes to existing facilities and the new manufacturing facilities as a result of risks normally associated with the operation of new and existing manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs could also impact adversely the Company's capital expenditure estimates.

The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has lines of credit of approximately $42.2 million, of which approximately $39.6 million remained available at September 27, 1998.

Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $500 million of which approximately $354 million was outstanding at September 27, 1998. Maturities of commercial paper issued can range from 1 to 270 days. Eaglemark has in place a $250 million 364-day revolving credit facility and a $250 million five-year revolving credit facility of which approximately $28 million was outstanding at September 27, 1998. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes which expire in 2007. Year to date, Eaglemark has securitized and sold approximately $300 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs.(1) The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

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

The Company's Board of Directors declared three cash dividends during the first nine months of 1997 including, most recently, a $.04 per share cash dividend declared on August 20, 1998, paid September 25, 1998 to shareholders of record on September 15.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1997 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1997 annual report on Form 10-K.

(1) Note regarding forward-looking statements

Certain   matters   discussed  in  this  Quarterly   Report  on  Form  10-Q  are
"forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 27, 1998

Item 1.  Legal Proceedings
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

See footnote 7 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.

Item 5. Other Information
Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), that are intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company no later than November 25, 1998 to be included in the Company's proxy materials for that meeting. Further, shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in the Company's By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-laws, to the Secretary of the Company not less than 60 days in advance of the date in the current fiscal year of the Company corresponding to the date the Company released its proxy statement to shareholders in connection with the annual meeting for the immediately preceding year. If the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to January 24, 1999, then the notice will be considered untimely and the Company is not required to present such proposal at the 1999 annual meeting. If the Board of Directors chooses to present such proposal at the 1999 annual meeting, then the persons named in the proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
          27    Financial Data Schedule for September 27, 1998


          (b)  Reports on Form 8-K
          None

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                               September 27, 1998


                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARLEY-DAVIDSON, INC.





    Date:     11/11/98                  by: /s/  James L. Ziemer
                                        James L.  Ziemer
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)


              11/11/98                  by: /s/  James M. Brostowitz
                                        James M. Brostowitz
                                        Vice President, Controller (Principal
                                        Accounting Officer) and Treasurer

                                  Exhibit Index



Exhibit No.   Description


   27         Financial Data Schedule for September 27, 1998