Form 10-K405
period 1998-12-31
HARLEY DAVIDSON INC
filed 1999-03-19
CIK 793952

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from _____________ to ________________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each Exchange
     Title of each class                                   on which registered
    -----------------------                                ---------------------
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
                  -     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1999:
                                 $8,847,300,558

Number of shares of the registrant's common stock outstanding at March 15, 1999:
                               153,186,506 shares.

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 8, 1999.

--------------------------------------------------------------------------------

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company intends that certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS SUMMARY

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson-Registered Trademark- motorcycle business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates. The Company operates in two segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles and Related Products (Motorcycles) segment includes the Harley-Davidson Motor Company (Motor Company), a subsidiary of H-D Michigan, Inc., and the Buell Motorcycle Company (BMC), which was acquired in February of 1998, when the Company purchased substantially all of the remaining shares of BMC it did not already own. The Motorcycles segment designs, manufactures and sells heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories and general merchandise. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986. The Company ended 1998 with a domestic market share of approximately 49.5%.

The Financial Services segment consists of the Company's wholly owned subsidiary, Eaglemark Financial Services, Inc (Eaglemark). Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American dealers and beginning in 1998 to European dealers, through a joint venture agreement with another finance company. Eaglemark also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eaglemark has established The Harley-Davidson-Registered Trademark- Chrome VISA-Registered Trademark- Card For customers in the United States. Eaglemark also provides property and casualty insurance and extended service contracts for motorcycles through a group of unaffiliated insurance underwriters. A smaller portion of its customers are in other leisure products businesses.

The following table includes quarterly and year to date revenue and operating income by segment, as well as motorcycle units shipped for each of the three years ended December 31, 1998, 1997 and 1996.

                              Harley-Davidson, Inc.
                     Revenue and Operating Income (Loss) and
                         Motorcycle Shipments by Segment
                             (Dollars in thousands)

                                                 ----------------------------------------------------------------------
                                                    First          Second         Third         Fourth         Total
                                                   Quarter        Quarter        Quarter        Quarter         Year
                                                   -------        -------        -------        -------         ----
1998
Revenue by segment:
      Motorcycles and related products            $466,527       $517,164       $517,198        $563,067     $2,063,956
      Financial services                            n/a            n/a            n/a              n/a            n/a
                                                  --------        --------       --------       --------      ----------
                                                  $466,527       $517,164       $517,198        $563,067     $2,063,956
Operating income (loss) by segment:
      Motorcycles and related products           $ 71,051        $ 83,246       $ 79,870        $ 90,281     $  324,448
      Financial services                            2,585           6,355          3,599           7,672         20,211
      Corporate                                     (2,829)         (2,362)        (3,330)         (2,522)       (11,043)
                                                    ------          ------         ------          ------        -------
                                                 $ 70,807        $ 87,239       $ 80,139        $ 95,431     $  333,616
Units:
      Harley-Davidson-Registered Trademark-
      motorcycles                                  34,482          37,753         36,428          42,155        150,818
      Buell-Registered Trademark-motorcycles        1,350           1,497          1,069           2,418          6,334

1997
Revenue by segment:
      Motorcycles and related products           $427,095        $444,085       $444,222        $447,167     $1,762,569
      Financial services                            n/a            n/a            n/a             n/a            n/a
                                                  --------        --------       --------       --------      ----------
                                                 $427,095        $444,085       $444,222        $447,167     $1,762,569
Operating income (loss) by segment:
      Motorcycles and related products           $ 63,016        $ 72,465       $ 62,750        $ 67,255     $  265,486
      Financial services                            2,219           3,346          3,002           3,788         12,355
      Corporate                                    (2,587)         (2,021)        (1,497)        (1,733)         (7,838)
                                                  --------        --------       --------       --------      ----------
                                                 $ 62,648        $ 73,790       $ 64,255        $ 69,310     $  270,003
Units:
      Harley-Davidson motorcycles                  32,860          33,965         31,503          33,957        132,285
      Buell motorcycles                             1,087           1,020          1,014           1,294          4,415

1996
Revenue by segment:
      Motorcycles and related products           $371,051        $392,804       $385,843        $381,529     $1,531,227
      Financial services                            n/a             n/a            n/a             n/a           n/a
                                                  --------        --------       --------       --------      ----------
                                                 $371,051        $392,804       $385,843        $381,529     $1,531,227
Operating income (loss) by segment:
      Motorcycles and related products           $ 54,771        $ 63,144       $ 50,853        $ 59,325    $   228,093
      Financial services                            1,732           1,990          1,277           2,802          7,801
      Corporate                                    (2,477)         (2,025)        (1,675)         (1,271)        (7,448)
                                                  --------        --------      ---------        --------       --------
                                                 $ 54,026        $ 63,109       $ 50,455        $ 60,856    $   228,446
Units:
      Harley-Davidson motorcycles                  30,071          30,852         28,013          29,835        118,771
      Buell motorcycles                               522             899            846             495          2,762

See Note 12 to the 1998 consolidated financial statements for further information about the Company's business segments.

MOTORCYCLES AND RELATED PRODUCTS

The primary business of the Motorcycles segment is to design, produce and sell premium heavyweight motorcycles. The Company's Harley-Davidson-Registered Trademark- motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical U.S. Harley-Davidson motorcycle purchaser is a married male in his mid-forties, with a household income of approximately $73,000, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Over two-thirds of the Company's sales of Harley-Davidson motorcycles are to buyers with at least one year of higher education beyond high school, and 32% of the buyers have college degrees. Approximately 7% of the Company's Harley-Davidson U.S. retail motorcycle sales are to female buyers.

The Company's Buell-Registered Trademark- motorcycle products are designed to compete in the performance segment of the market and emphasize innovative design, responsive handling and overall performance. Company studies indicate that the typical U.S. purchaser of the Company's Buell motorcycle is a male at the median age of 40 with a median household income of approximately $59,000. Approximately 80% of U.S. Buell purchasers have some post high school education and 32% have a college education. Approximately 3% of all Buell U.S. retail motorcycle sales are to females.

The heavyweight class of motorcycles is comprised of four segments: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and acceleration; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. The Company presently manufactures and sells 24 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer's suggested retail prices ranging from approximately $5,350 to $18,500. The Company also manufactures and sells 3 models of Buell performance motorcycles, with domestic manufacturer's suggested retail prices ranging from approximately $8,599 to $11,999. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Pak-Registered Trademark- luggage carriers. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The performance segment of the market is served by the Company's Buell motorcycle line, which offers sport and sport-touring models. The Company's motorcycles are based on variations of five basic chassis designs and are powered by one of four air cooled, twin cylinder engines of "V" configuration, which have displacements of 883cc, 1200cc, 1340cc and 1450cc. The Company manufactures its own engines and frames.

Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable. The prices for the high-end of the Company's custom product line range from being competitive to 50% more than its competitors' custom motorcycles. The custom portion of the product line represents the Company's highest unit volumes and continues to command a premium price because of its features, styling and high resale value. The Company's smallest displacement custom motorcycle (the 883cc Sportster-Registered Trademark-) is directly price competitive with comparable motorcycles available in the market. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from either competitive-brand motorcycles or are people completely new to the sport of motorcycling or have not participated in the sport for at least five years. Since 1988, the Company's research has consistently shown purchasers of Harley-Davidson motorcycles have a repurchase intent in excess of 92%, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. The Company's worldwide motorcycle sales generated 79.9%, 80.7% and 79.8% of revenues in the Motorcycles segment during 1998, 1997 and 1996, respectively.

The major product categories for the Parts and Accessories (P&A) business are replacement parts (Genuine Motor Parts-TM-) and mechanical and cosmetic accessories (Genuine Motor Accessories-TM-). Worldwide net P&A sales comprised 14.4%, 13.7% and 13.7% of net sales in the Motorcycles segment in 1998, 1997 and 1996, respectively.

Worldwide net sales of General Merchandise, which includes
MotorClothes-Registered Trademark-apparel and collectibles, comprised 5.5%, 5.4% and 5.9% of net sales in the Motorcycles segment in 1998, 1997 and 1996, respectively.

The Company also provides a variety of services to its dealers and retail customers including service training schools, customized software packages for dealers, delivery of its motorcycles, membership in an owners club (Harley Owners Group-Registered Trademark-) and a Fly and Ride-TM- program which allows members to rent motorcycles from dealers at vacation destinations.

LICENSING. In recent years, the Company has endeavored to create an awareness of the Harley-Davidson-Registered Trademark- brand among the non-riding public and provide a wide range of product for enthusiasts by licensing the name "Harley-Davidson" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts, jewelry, small leather goods, toys and numerous other products. The Company also licenses the use of its name in connection with two cafes located in New York and Las Vegas. Although the majority of licensing activity occurs in the U.S., the Company continues to expand into international markets.

The Company's licensing activity provides it with a valuable source of advertising and goodwill. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks, thereby protecting the Harley-Davidson brand and its use. Royalty revenues from licensing, included in motorcycle revenue, were approximately $24 million, $24 million and $19 million during 1998, 1997 and 1996, respectively. While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

MARKETING AND DISTRIBUTION. The Company's basic channel of United States distribution for its motorcycles and related products consists of approximately 615 independently owned full-service Harley-Davidson dealerships to whom the Company sells direct. This includes 205 combined Harley-Davidson and Buell dealerships. With respect to sales of new motorcycles, approximately 70% of the U.S. dealerships sell the Company's motorcycles exclusively. All dealerships carry the Company's genuine replacement parts and after-market accessories and perform servicing of the Company's motorcycles. The Company also sells a smaller portion of its parts & accessories and general merchandise through non-traditional retail outlets. The non-traditional outlets, which are extensions of existing dealerships, consist of service shops and Alternative Retail Outlets (ARO's). Service shops are satellites of the main dealership and are being developed to meet the service needs of the Company's riding customers and provide replacement parts and accessories. In addition, service shops have recently been authorized to sell new motorcycles. ARO's are located primarily in high traffic areas such as airports or popular vacation destinations and focus on selling the Company's general merchandise. ARO's are not authorized to sell new motorcycles. Presently there are approximately 51 ARO's and service shops located in the United States.

The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson/Buell dealers. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies.

The Harley Owners Group, or "H.O.G.-Registered Trademark-", currently has approximately 430,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. The Company formed this riders club in 1983, in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.

The Buell Riders Adventure Group, or "BRAG-TM-", was also formed in recent years and has grown to approximately 8,000 members. BRAG sponsors events, including national rallies and rides, across the U.S. for Buell motorcycle enthusiasts.

In 1998, the Company successfully organized a major marketing initiative which focused on the celebration of its 95th anniversary. Domestically, this initiative culminated in an event that brought over 150,000 enthusiasts from around the world to Milwaukee, Wisconsin. A European event, which followed the U.S. celebration, brought together over 15,000 riders for a celebration in Faaker See, Austria.

The Company's expenditures on domestic marketing, selling and advertising were approximately $102.1 million, $85.2 million and $75.4 million during 1998, 1997 and 1996, respectively.

RETAIL CUSTOMER AND DEALER FINANCING. The Company believes Eaglemark and other financial services companies provide adequate retail and wholesale financing to the Company's domestic and Canadian dealers and customers. In Europe, Eaglemark provides wholesale financing to dealers through a joint venture agreement with Transamerica Distribution Finance Corporation. To encourage its dealers to carry sufficient parts and accessories inventories and to counteract the seasonality of the parts and accessories business, the Company from time to time offers its domestic dealers special discounts and/or 120 day delayed payment terms through Eaglemark.

INTERNATIONAL SALES. International sales were approximately $497 million, $458 million and $421 million, accounting for approximately 24%, 26% and 27% of net sales of the Motorcycles segment, during 1998, 1997 and 1996, respectively. The international heavyweight (651+cc) market is growing and is significantly larger than the U.S. heavyweight market. The Company ended 1998 with a 6.4% share of the European heavyweight (651+cc) market and a 15.6% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market. See Note 12 to the consolidated financial statements for additional information regarding foreign operations.

In total, the Company is represented internationally by 586 independent Harley-Davidson-Registered Trademark- dealerships in 60 countries. There are also 272 independent Buell-Registered Trademark- dealerships, 247 of which are combined with existing Harley-Davidson dealerships. Japan, Germany, and Canada, in that order, represent the Company's largest international markets and account for approximately 52% of international sales.

In the European Region (Europe/Middle East/Africa), there are currently 298 independent Harley-Davidson dealerships serving 32 country markets. This includes 154 combined Harley-Davidson and Buell dealerships. Buell is further represented by 24 dealerships that do not sell Harley-Davidson motorcycles. In addition, the Company has established 51 ARO's and service shops across the 32 European country markets. The network of dealers is served by 9 independent distributors and four wholly owned sales and marketing subsidiaries in France, Germany, The Netherlands and the United Kingdom. The Company now has an established infrastructure in Europe, based out of its headquarters in the United Kingdom. Information systems link European headquarters directly with each of the sales and marketing subsidiaries and are currently being developed to link with the major independent distributors and most of the dealers located in the subsidiary markets. The European management team is continuing to build and develop distributor, dealer and customer relationships. The Company's focus is to expand the European distribution network and improve the quality of the existing network. The Company expects to accomplish this through specialized training programs, financing initiatives, tailored product development and coordinated Europe-wide and local marketing programs aimed at attracting new customers.

In the Asia-Pacific Region, there are currently 190 independent Harley-Davidson dealers serving 11 country markets. This includes 73 combined Harley-Davidson and Buell dealerships. The Company expects both short and long-term growth opportunities in the Asia Pacific Region to come from its existing markets in Japan and Australia. In the wake of the economic crisis in Southeast Asia the Company has outlined its objectives to maintain and grow its business in that region. While the Company does not expect short-term growth in Southeast Asia it does anticipate long-term opportunities will come from these and other new markets in the Asia-Pacific Region.

The Latin American market consists of 16 country markets managed from Milwaukee. The Latin American market has diverse dealer network including 26 independent Harley-Davidson-Registered Trademark- dealers and 8 (ARO's) resort and mall stores focusing on selling General Merchandise. In 1998, the Company announced plans to set-up a CKD (complete-knock-down) operation in Manuas, Brazil to assemble motorcycles; see further discussion under "Motorcycle Manufacturing." In the future, the Company plans to continue to develop its distribution network in its two biggest Latin American markets, Mexico and Brazil, as well as expand brand management and marketing activities across the entire region.

In Canada, there are currently 72 independent Harley-Davidson dealerships, one independent stand-alone Buell-Registered Trademark- dealership, and 3 ARO's, all served by a single independent distributor. This network includes 20 combined Harley-Davidson and Buell dealerships resulting in a total of 21 Buell dealerships in Canada.

COMPETITION. The U.S. and international heavyweight (651+cc) motorcycle markets are highly competitive. The Company's major competitors generally have financial and marketing resources that are substantially greater than those of the Company. They also have larger overall sales volumes and are more diversified than the Company. In addition to established competitors, a growing segment of competition has recently emerged in the U.S. The new source of competition is driven by several new entrants into the domestic heavyweight motorcycle market, offering heavyweight motorcycles with traditional styling. These competitors currently have production and sales volumes much lower than the Company's, and do not hold a significant market share.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. The Company emphasizes quality, reliability and styling in its products and offers a one-year warranty for its motorcycles. The Company regards its support of a motorcycling lifestyle in the form of events, rides, rallies and HOG-Registered Trademark- as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company's competitors

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 79%, 80%, 80% of total heavyweight retail unit sales in the U.S. during 1998, 1997 and 1996, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market. During 1998, the heavyweight segment including standard, performance, touring and custom motorcycles represented approximately 54% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 11 years, the Company has led the industry in domestic (United States) sales of heavyweight motorcycles. The Company's share of the heavyweight market was 49.5% in 1998 compared to 50.2% in 1997. This is significantly greater than the Company's largest competitor in the domestic market, which had a 20.3% market share in 1998.

The following chart includes U.S. retail registration data for the Company and its major competitors for 1994 - 1998.

                Market share of U.S. Heavyweight Motorcycles (1)
                         (Engine Displacement of 651+cc)

                                                                       YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                          1998          1997        1996         1995        1994
                                                          ----          ----        ----         ----        ----
NEW U.S. REGISTRATIONS (THOUSANDS OF UNITS):
  Total market new registrations                         227.1         190.2       165.7       151.2      140.8
                                                        ------         -----       -----      ------     ------
                                                        ------         -----       -----      ------     ------

  Harley-Davidson-Registered Trademark-
  new registrations                                      109.1          93.5        79.9        72.1       65.2

  Buell-Registered Trademark-new registrations             3.2           1.9         1.7          .8         .2
                                                        ------         -----       -----      ------     ------
      Total Company new registrations                    112.3          95.4        81.6        72.9       65.4
                                                        ------         -----       -----      ------     ------
                                                        ------         -----       -----      ------     ------

PERCENTAGE MARKET SHARE:
  Harley-Davidson motorcycles                             48.1%         49.2%       48.2%       47.7%      46.3%
  Buell motorcycles                                        1.4           1.0         1.0         0.5        0.1
                                                        ------         -----       -----      ------     ------
      Total Company                                       49.5          50.2        49.2        48.2       46.4

  Honda                                                   20.3          18.5        18.8        20.2       22.5
  Suzuki                                                  10.0          10.1         8.7         9.6       10.6

  Kawasaki                                                10.1          10.4        12.2        10.6        9.8

  Yamaha                                                   4.2           5.4         5.9         5.8        5.6

  Other                                                    5.9           5.4         5.2         5.6        5.1
                                                        ------         -----       -----      ------     ------


      Total                                              100.0%        100.0%      100.0%      100.0%     100.0%
                                                        ------         -----       -----      ------     ------
                                                        ------         -----       -----      ------     ------



(1) Motorcycle registration and market share information has been derived from data published by the Motorcycle Industry Council for the years 1997-1998 and from data published by R.L. Polk & Co. for the years 1994-1996.

The Company faces unique competitive challenges in the international markets. In Europe, the Company must consider the unique tastes of many individual country markets that together represent a market that is larger than any other individual market. In addition, 70% of the European heavyweight (651+cc) motorcycle market is comprised of the standard and performance segments. The Company has only recently started to compete in the performance market segment.

In the Asia/Pacific, the Company has been benefiting from double-digit market growth over the past two years, driven by a change in licensing requirements in Japan. The less restrictive requirements have made it easier for individuals to obtain a heavyweight motorcycle driver's license. This change has had the greatest impact on the performance segment of the motorcycle market.

On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

               Worldwide Heavyweight Motorcycle Registration Data
                         (Engine Displacement of 651+cc)

                                                                 (Units in Thousands)
                                                             1998         1997        1996
NORTH AMERICA(1):
   Total market new registrations                            246.2       205.4       178.5
                                                            ------      ------       -----
                                                            ------      ------       -----
   Harley-Davidson-Registered Trademark-new registrations    116.1        99.3        85.1
   Buell-Registered Trademark-new registrations                3.3         1.9         1.7
                                                             ------      ------       -----
     Total Company registrations                             119.4       101.2        86.8
                                                            ------      ------       -----
                                                            ------      ------       -----
   Total Company market share %                               48.5%       49.3%       48.6%

EUROPE(2):
   Total market new registrations                            270.2       250.3       224.7
                                                            ------      ------       -----
                                                            ------      ------       -----

   Harley-Davidson new registrations                          15.7        15.3        15.3
   Buell new registrations                                     1.6          .8          .-
                                                            ------      ------       -----
     Total Company registrations                              17.3        16.1        15.3
                                                            ------      ------       -----
                                                            ------      ------       -----

   Total Company market share %                                6.4%        6.4%        6.8%

JAPAN/AUSTRALIA(3):
   Total market new registrations                             69.2        58.9        37.4
                                                            ------      ------       -----
                                                            ------      ------       -----

   Harley-Davidson new registrations                          10.3         9.7         8.2
   Buell new registrations                                      .5          .4          .2
                                                            ------      ------       -----
     Total Company registrations                              10.8        10.1         8.4
                                                            ------      ------       -----
                                                            ------      ------       -----

   Total Company market share %                               15.6%       17.2%       22.4%

TOTAL
   Total new registrations                                   585.6       514.6       440.6
                                                            ------      ------       -----
                                                            ------      ------       -----

   Harley-Davidson new registrations                         142.1       124.3       108.6

   Buell new registrations                                     5.4         3.1         1.9
                                                             -----      ------      ------
     Total Company registrations                             147.5       127.4       110.5
                                                             -----      ------      ------
                                                             -----      ------      ------

   Total Company market share %                               25.2%       24.8%       25.1%

(1) Includes the United States and Canada (1997-1998 Data provided by the Motorcycle Industry Council, 1996 Data provided by R.L. Polk & Company)
(2) Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. (Data provided by Giral S.A.)
(3)  Data provided by JAMA and ABS.

MOTORCYCLE MANUFACTURING. In an effort to further control costs and maintain quality, the Motor Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, have significantly improved quality, productivity and asset utilization in the production of Harley-Davidson-Registered Trademark- motorcycles.

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

For the past several years, the Company has been executing a comprehensive motorcycle manufacturing strategy designed to, among other things, significantly increase its Harley-Davidson motorcycle production capacity. The plan is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the market place. The Company has successfully completed a critical portion of this plan with the construction of a new assembly plant in Kansas City, Missouri, and the transition into a new powertrain plant in the Milwaukee area. In 1998, the Company successfully completed the transition of all Sportster-Registered Trademark- assembly from its York, Pennsylvania facility to the new manufacturing facility in Kansas City. The former Sportster capacity at the Company's York facility was converted to production capacity for larger custom motorcycle models.

The Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its motorcycle production to be able to sustain its annual double-digit growth rate for units shipped. For 1999, the Company's production target is 167,000 Harley-Davidson units, subject to the risks and uncertainties discussed with respect to this topic under Item 7 below.

The manufacturing techniques employed at Buell Motorcycle Company, which are similar to those of the Motor Company, are designed to provide cost control and quality products in a lower volume atmosphere. Buell Motorcycle Company must also maintain high levels of flexibility in its manufacturing processes to accommodate a quick-to-market product development cycle. The manufacturing techniques employed include employee involvement with an emphasis on a highly flexible and participative workforce.

The Company continues to invest in its joint venture with Porsche AG of Stuttgart, Germany, formed in 1997, to source and assemble powertrain components for use in potential new motorcycle products.

In 1998, the Company announced plans to establish an assembly operation in Brazil that will import U.S. made components and sub-assemblies for final assembly in Brazil. Assembling imported U.S. made components will increase the availability of the Company's motorcycles in Brazil, and reduce duties and taxes, making them more affordable to a larger group of Brazilian customers. The Company expects to begin assembling select motorcycle models in Brazil during 1999. In model year 2000, the Company expects to assemble approximately 1,000 motorcycles.

RAW MATERIAL AND PURCHASED COMPONENTS. The Company continues to proceed aggressively to establish long-term mutually beneficial relationships with its suppliers. Through these relationships the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.

The Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply. See the "Impact of Year 2000" section, included in Item 7 of this report, for a discussion of Year 2000 risk factors.

RESEARCH AND DEVELOPMENT. The Company believes research and development are significant factors in its ability to lead the market definition of touring and custom motorcycling and to develop products for the performance segment. The Company's dedication to product development is marked by the new 43,000 square foot Buell Motorcycle Company research and development facility and the existing 213,000 square foot Motor Company Product Development Center (PDC). The innovative design of the PDC brings together employees from styling, purchasing and manufacturing with regulatory professionals and supplier representatives to create a concurrent product and process development methodology. The Company incurred research and development expenses of approximately $58.7 million, $53.3 million and $37.7 million during 1998, 1997 and 1996, respectively.

PATENTS AND TRADEMARKS. The Company owns certain patents which relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and to enforce those patents. The Company sees such actions as important as it moves forward with new technologies.

Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the "Harley-Davidson-Registered Trademark-" trademark is highly recognizable by the general public and a very valuable asset. The Bar and Shield Design trademark is also highly recognizable by the general public. The "Buell-Registered Trademark-" trademark is well-known in Sport bike circles, as is the Pegasus logo, and will become more well known as the Buell business expands. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered both in the United States and abroad. The "Harley-Davidson" trademark has been used since 1903 and the Bar and Shield trademark since 1907. The "Buell" trademark has been used since 1984.

SEASONALITY. The Company, in general, has not experienced significant seasonal fluctuations in motorcycle production. This has primarily been the result of a strong demand for the Motor Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers. Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

REGULATION. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution which affect the business and operations of the Company. The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB's more stringent emissions standards. Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company's motorcycle products have been certified to comply fully with all such applicable standards. There will be further reductions in CARB's motorcycle emissions standards in 2003 and 2008, respectively. Additionally, the European Union is also considering further reductions in its motorcycle emissions standards. Accordingly, the Company will continue to incur some level of research and development costs related to motorcycle noise emissions for the foreseeable future.

The European Union's motorcycle noise standards (80dBa) are lower than those of the EPA, and may be reduced further. Accordingly, the Company expects that it will continue to incur some level of research and development costs related to motorcycle noise emissions over the next several years.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. In accordance with NHTSA policies, the Motor Company has from time to time initiated certain voluntary recalls. During the last three years, the Motor Company has initiated 9 voluntary recalls at a total cost of approximately $8.3 million. The Company fully reserves for all estimated costs associated with recalls in the period that they are announced.

As previously stated, federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

EMPLOYEES. As of December 31, 1998, the Motorcycles segment had approximately 6,200 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa, Menomonee Falls, and Tomahawk, Wisconsin and Kansas City, Missouri are represented principally by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2001, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on December 31, 2003, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2002.

FINANCIAL SERVICES

Eaglemark Financial Services, Inc. (Eaglemark) is the finance subsidiary of the Company. Eaglemark provides financial services programs to Harley-Davidson-Registered Trademark-and Buell-Registered Trademark- dealers and customers in the United States and Canada. Eaglemark also provides financial services programs on other leisure products including personal aircraft, marine products and recreational vehicles. In January 1998, Eaglemark entered the European market through a joint venture agreement with another finance company to provide wholesale financing to dealers supported by the Company's European subsidiaries.

HARLEY-DAVIDSON AND BUELL. Eaglemark provides wholesale and retail financial services to Harley-Davidson and Buell dealers and customers, operating under the trade name Harley-Davidson Credit and Insurance. Wholesale financial services provided to Harley-Davidson and Buell dealers include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products, including property and casualty, general liability and special events insurance policies. Eaglemark's wholesale financial services are offered to all Harley-Davidson dealers in the United States and Canada and during 1998 were utilized by approximately 95% of such dealers. The European dealers are serviced through the financial services joint venture noted above. Eaglemark's wholesale finance operations are located in Plano, Texas.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles, the Harley-Davidson-Registered Trademark- Chrome VISA-Registered Trademark-Card, the brokerage of a range of motorcycle insurance products, including liability, property, credit life and disability insurance policies, and extended service warranty agreements. Eaglemark acts only as an insurance agent and does not assume any underwriting risk with regard to the various insurance policies and extended service warranty agreements that it sells. Eaglemark's retail financial services are available through virtually all Harley-Davidson and Buell dealers in the United States and Canada. Eaglemark's retail finance operations are located in Carson City, Nevada.

OTHER MANUFACTURERS. Eaglemark also provides wholesale and retail financial services to certain aircraft dealers and customers and retail financial services to certain marine and recreational vehicle dealers and customers. These programs are similar to the Harley-Davidson and Buell program described above. In 1998, Eaglemark sold its wholesale recreational vehicle portfolio and liquidated its wholesale marine portfolio.

FUNDING. Eaglemark's growth has been funded through a combination of capital contributions from the Company, unsecured commercial paper, revolving credit facilities, senior subordinated notes and the securitization of its retail installment loans. Future growth is expected to be financed by similar funding sources as well as internally generated funds.

COMPETITION. Eaglemark believes that its ability to offer a package of wholesale and retail financial services is a significant competitive advantage over its competitors. Its competitors compete for business based largely on price and, to a lesser extent, service. Eaglemark competes based on convenience, service and, to a lesser extent, price.

Greentree Financial is the only significant national provider of retail financing that competes with Eaglemark in connection with the motorcycle installment loans relating to sales of the Company's products. During 1998, Eaglemark financed 21% of new Harley-Davidson-Registered Trademark-motorcycles retailed in the U.S., up from 19% in 1997. In contrast, competition to provide retail financial services to aircraft, recreational vehicle and marine customers is substantial, with many competitors being much larger than Eaglemark. These competitors include The CIT Group, Nations Credit, BankOne, Bombardier and Key Bank USA. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in segmented markets.

Eaglemark faces little national competition for the Company's wholesale finance business. Competitors are primarily banks and other financial institutions who provide wholesale financing to Harley-Davidson and Buell-Registered Trademark- dealers in their local markets. Competition to provide wholesale financial services to aircraft dealers is regional in scope. The main competitors include First Source Bank, Summit Bank and Bank of Pryor.

PATENTS AND TRADEMARKS. Eaglemark has a registered trademark for the "Eaglemark and Design" logo. The Harley-Davidson trademarks or trade names used by Eaglemark, such as Harley-Davidson Credit and Insurance, are licensed from the manufacturer.

SEASONALITY. The products for which Eaglemark currently provides financial services are primarily used during the warmer months of the year in the northern United States and Canada, generally March through August. As a result, the business experiences significant seasonal variations. From September until mid-March dealer inventories build and turnover more slowly, increasing wholesale financing volume substantially. During this same time there is a corresponding decrease in the retail financing volume. Customers typically do not buy motorcycles, watercraft and recreational vehicles until they can use them. From about mid-March through August retail financing volume increases and wholesale financing volume decreases.

EMPLOYEES. As of December 31, 1998, the Financial Services segment had approximately 440 employees. None of Eaglemark's personnel are represented by labor unions.

ITEM 2. PROPERTIES

The following is a summary of the principal properties of the Company as of March 15, 1999.

MOTORCYCLES AND RELATED PRODUCTS SEGMENT

                                                                              Approximate
Type of Facility                             Location                         Square Feet           Status
----------------                             --------                         -----------           ------
Corporate office                             Milwaukee, WI                        512,000           Owned
Product Development Center                   Wauwatosa, WI                        213,000           Owned
Manufacturing                                Wauwatosa, WI                        422,000           Owned
Manufacturing                                Menomonee Falls, WI                  479,000           Owned
Manufacturing                                Tomahawk, WI                         112,000           Owned
Manufacturing                                York, PA                           1,033,000           Owned
Manufacturing                                Kansas City, MO                      330,000           Owned
Manufacturing                                East Troy, WI                         40,000           Lease expiring
                                                                                                     1999
Product Development                          East Troy, WI                         43,000           Lease expiring
  and office                                                                                         2003
Distribution Center                          Franklin, WI                         250,000           Owned
Distribution Center                          York, PA                              84,000           Lease expiring
                                                                                                     2004
Motorcycle Testing                           Talladega, AL                         24,000           Leases expiring
                                                                                                     1999
Office                                       Mukwonago, WI                          5,000           Lease expiring
                                                                                                     1999
Office                                       Ann Arbor, MI                          2,000           Lease expiring
                                                                                                     1999
Office and Service Area                      Morfelden-Waldorf,                    26,000           Lease expiring
                                               Germany                                               2001
Office                                       Brackley, England                      3,000           Lease expiring
                                                                                     2005
Warehouse                                    Brackley, England                      1,000           Lease expiring
                                                                                                     2005
Office                                       Windsor, England                      10,000           Lease expiring
                                                                                                     2006
Office                                       Liederdorp, The Netherlands            8,000           Lease expiring
                                                                                                     2001
Office                                       Paris, France                          6,000           Lease expiring
                                                                                                     2005
Office                                       Tokyo, Japan                          14,000           Lease expiring
                                                                                                     2000
Warehouse                                    Yokohama, Japan                       11,000           Lease expiring
                                                                                                     2000

The Company has six facilities that perform manufacturing operations: Wauwatosa and Menomonee Falls, Wisconsin, suburbs of Milwaukee (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and big-twin assembly); Kansas City, Missouri (Sportster assembly); and East Troy, Wisconsin (Buell-Registered Trademark- motorcycles assembly).

FINANCIAL SERVICES SEGMENT

                                                                  Approximate
Type of Facility                 Location                         Square Feet            Status
----------------                 --------                         -----------            ------
Office                           Chicago, IL                           17,000            Lease expiring 2007

Office                           Carson City, NV                       50,000            Lease expiring 2001

Office                           Carson City, NV                       22,000            Lease Expiring 2003

Office                           Plano, TX                             16,000            Lease expiring 2007

The Financial Services segment has four office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada (one location for retail operations (non-bankcard) and one location for bankcard operations); and Plano, Texas (wholesale operations).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth, as of December 31,1998, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc. Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC). The LSC, which is comprised of elected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

                                                      EXECUTIVE OFFICERS
                                                      ------------------
         NAME                                                                           AGE
         ----                                                                           ---
Jeffrey L. Bleustein (1)                                                                59
Chairman and Chief Executive Officer

James M. Brostowitz                                                                     47
Vice President, Controller and Treasurer

C. William Gray (2)                                                                     57
Vice President, Human Resources

Ronald M. Hutchinson                                                                    52
Vice President, Parts, Accessories and
   Customer Service-Motor Company

Gail A. Lione                                                                           49
Vice President, General Counsel and Secretary

James A. McCaslin                                                                       50
Vice President, Continuous Improvement-
  Motor Company

David J. Storm                                                                          54
Vice President, Planning and Information
  Services-Motor Company

Richard F. Teerlink (1)                                                                 62
Chairman

Earl K. Werner                                                                          53
Vice President, Engineering-
  Motor Company

Jerry G. Wilke                                                                          47
Vice President-Motor Company
President and Chief Operating Officer-
  Buell Motorcycle Company

James L. Ziemer                                                                         49
Vice President, Chief Financial Officer

All of these individuals have been employed by the Company in an executive officer capacity for more than five years, except Ronald A. Hutchinson, Gail A. Lione, James A. McCaslin, David J. Storm, Earl K. Werner and Jerry G. Wilke.

Mr. Hutchinson has served as Vice President, Parts, Accessories and Customer Service of the Motor Company since May 1996. He served as Vice President, Customer Service and Parts of the Motor Company from 1993 to 1996.

Ms. Lione has served as Vice President, General Counsel and Secretary since joining the Company in November 1997. From May 1990 to October 1997, Ms. Lione served as General Counsel and Secretary for U.S. News & World Report L.P.

Mr. McCaslin has served as Vice President, Continuous Improvement of the Motor Company since October 1997. From 1994 to October 1997 he served as Vice President and General Manager, York Operations of the Motor Company.

Mr. Storm has served as Vice President, Planning and Information Services of the Motor Company since 1996. From 1994 to 1996 he served as Vice President, Planning, Logistics and Information Systems of the Motor Company.

Mr. Werner has served as Vice President, Engineering of the Motor Company since 1995. From 1993 to 1995 he served as Director, Engineering of the Motor Company.

Mr. Wilke has served as Vice President of the Motor Company and President and Chief Operating Officer of Buell Motorcycle Company since July 1997. From 1995 to July 1997 he served as Vice President, Marketing and Sales, the Americas of the Motor Company. From 1994 to 1995 he served as Vice President, Market Development/Sales, the Americas of the Motor Company.

(1) Mr.Teerlink served as Chairman of the Board of the Company until December 9, 1998 at which time Mr. Bleustein was elected Chairman of the Board.

(2)  Mr. Gray retired from the Company in 1999.

                                     PART II

ITEM 5. MARKET FOR HARLEY-DAVIDSON, INC. COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

                  1998                                       Low                            High
                  ----                                       ---                            ----

                  First quarter                           $24-15/16                       $33-3/4
                  Second quarter                            30-5/8                          38
                  Third quarter                             29-5/8                          42
                  Fourth quarter                            26-1/8                          47-1/2

                   1997                                      Low                            High
                   ----                                      ---                            ----

                  First quarter                           $16-7/8                         $23-3/16
                  Second quarter                            16-11/16                        24-23/32
                  Third quarter                             23-1/2                          29-7/8
                  Fourth quarter                            23-3/16                         31-1/4

The Company paid the following dividends per share:

                                                             1998             1997            1996
                                                             ----             ----            ----
                  First quarter                             $.035            $.030           $.025
                  Second quarter                             .040             .035            .025
                  Third quarter                              .040             .035            .030
                  Fourth quarter                             .040             .035            .030


The Company has authorization from the Board of Directors to repurchase up to 4,700,000 shares of its common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock splits. During 1998, the Company repurchased 600,000 shares of its common stock, with cash on hand, under the latter authorization.

As of March 15, 1999 there were approximately 62,330 shareholders of record of Harley-Davidson, Inc. common stock.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                 1998           1997           1996         1995           1994
                                                                 ----           ----           ----         ----           ----
                                                                        (In thousands, except per share amounts)
Income statement data:
    Net sales                                            $2,063,956      $1,762,569     $1,531,227    $1,350,466     $1,158,887

    Cost of goods sold                                    1,373,286       1,176,352      1,041,133       939,067        800,548
                                                          ---------      ----------     ----------    ----------     ----------

    Gross profit                                            690,670         586,217        490,094       411,399        358,339

    Operating income from financial services(1)              20,211          12,355          7,801         3,620              -
    Selling, administrative and engineering                (377,265)      (328,569)      (269,449)     (234,223)      (204,777)
                                                          ----------    -----------    -----------    ----------     ----------
    Income from operations                                  333,616         270,003        228,446       180,796        153,562
    Interest income, net                                      3,828           7,871          3,309            96          1,682
    Other income (expense), net                              (1,215)        (1,572)        (4,133)       (4,903)         1,196
                                                          ----------   -------------  ------------   -----------    -----------

    Income from continuing operations before
        provision for income taxes                          336,229         276,302        227,622       175,989        156,440
    Provision for income taxes                              122,729         102,232         84,213        64,939         60,219
                                                          ---------     -----------    -----------    ----------     ----------

    Income from continuing operations                       213,500         174,070        143,409       111,050         96,221

    Income from discontinued
      operations, net of tax                                      -               -         22,619         1,430          8,051
                                                           ----------    -----------    -----------    ----------     ----------

    Net income                                           $  213,500     $   174,070    $   166,028    $  112,480     $  104,272
                                                         ----------     -----------    -----------    ----------     ----------
                                                         ----------     -----------    -----------    ----------     ----------
Weighted average common shares:
    Basic                                                   152,227         151,650        150,683       149,972        150,440
                                                            -------         -------        -------       -------        -------
                                                            -------         -------        -------       -------        -------
    Diluted                                                 154,703         153,948        152,925       151,900        153,365
                                                            -------         -------        -------       -------        -------
                                                            -------         -------        -------       -------        -------
Earnings per common share from continuing operations:
    Basic                                                     $1.40           $1.15           $.95          $.74           $.64
                                                            -------         -------        -------       -------        -------
                                                            -------         -------        -------       -------        -------
    Diluted                                                   $1.38           $1.13           $.94          $.73           $.63
                                                            -------         -------        -------       -------        -------
                                                            -------         -------        -------       -------        -------

Dividends paid                                                $.155           $.135           $.11          $.09           $.07
                                                            -------         -------        -------       -------        -------
                                                            -------         -------        -------       -------        -------
Balance sheet data:
    Working capital                                        $376,448       $ 342,333      $ 362,031     $ 288,783       $189,358
    Current finance receivables, net(1)                     360,341         293,329        183,808       169,615              -
    Long-term finance receivables, net(1)                   319,427         249,346        154,264        43,829              -
    Total assets                                          1,920,209       1,598,901      1,299,985       980,670        676,663

    Short-term debt, including current
       maturities of long-term debt                               -               -          2,580         2,691          1,431

    Long-term debt, less current maturities                  14,145          20,934         25,122        18,207          9,021

    Short-term finance debt(1)                              146,742          90,638          8,065             -              -

    Long-term finance debt(1)                               280,000         280,000        250,000       164,330              -
                                                            -------      ----------     ----------     ---------  -------------

    Total debt                                              440,887         391,572        285,767       185,228         10,452

    Shareholders' equity                                  1,029,911         826,668        662,720       494,569        433,232

(1)Due to the acquisition of Eaglemark Financial Services, Inc. in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

OVERALL

For 1998 net sales totaled $2,064.0 million, a $301.4 million, or 17.1%, increase over 1997. Net income and diluted earnings per share for 1998 were $213.5 million and $1.38 compared to $174.1 million and $1.13 for 1997, increases of 22.7% and 22.1%, respectively.

The Company increased its quarterly dividend payment in June 1998 from $.035 per share to $.04 per share which resulted in a total year payout of $.155 per share.

RESULTS OF OPERATIONS

                                      MOTORCYCLE UNIT SHIPMENTS AND NET SALES
                                               (Dollars in millions)

-------------------------------------------- ------------- ------------- ----------- -----------
                                                   1998          1997      Increase      %Change
-------------------------------------------- ------------- ------------- ----------- -----------
                                        MOTORCYCLE UNIT SHIPMENTS
-------------------------------------------- ------------- ------------- ----------- -----------
Harley-Davidson-Registered Trademark-
motorcycle units                                   150,818       132,285      18,533      14.0%
-------------------------------------------- ------------- ------------- ----------- -----------
Buell-Registered Trademark-motorcycle units          6,334         4,415       1,919      43.5
-------------------------------------------- ------------- ------------- ----------- -----------
  Total motorcycle units                           157,152       136,700      20,452      15.0%
-------------------------------------------- ------------- ------------- ----------- -----------

                                            NET SALES

-------------------------------------------- ------------- ------------- ----------- -----------
  Harley-Davidson motorcycles                    $1,595.4      $1,382.8      $212.6       15.4%
-------------------------------------------- ------------- ------------- ----------- -----------
  Buell motorcycles                                  53.5          40.3        13.2       32.8
-------------------------------------------- ------------- ------------- ----------- -----------

    Total motorcycles                             1,648.9       1,423.1       225.8       15.9%
-------------------------------------------- ------------- ------------- ----------- -----------
  Motorcycle Parts and Accessories                  297.1         241.9        55.2       22.8
-------------------------------------------- ------------- ------------- ----------- -----------
  General Merchandise                               114.5          95.1        19.4       20.4
-------------------------------------------- ------------- ------------- ----------- -----------
  Other                                               3.5           2.5         1.0       37.8
-------------------------------------------- ------------- ------------- ----------- -----------

Total Motorcycles and related products           $2,064.0      $1,762.6      $301.4  17.1%
-------------------------------------------- ------------- ------------- ----------- -----------


The Motorcycles segment recorded a 17.1% increase in net sales driven primarily by a 14.0% increase in Harley-Davidson unit shipments. During 1998, the Company produced approximately 151,000 Harley-Davidson units. The increase in production during 1998 is a direct result of the progress made by the Company on its capacity expansion plans. In 1998, the Company successfully completed the transition of all Sportster-Registered Trademark-production from its York, Pennsylvania facility to its new manufacturing facility in Kansas City. In connection with the Kansas City transition, the former Sportster capacity at the Company's York facility was converted to production capacity for larger custom motorcycle models. In the Milwaukee area, the Company completed its ramp up of a second powertrain facility, which is now producing the powertrains for all of the Company's larger custom and touring models.

The Company's ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. The Company plans to continue to increase its motorcycle production to be able to sustain its annual double-digit growth rate for units shipped.

For 1999, the Company's production target is 167,000 Harley-Davidson units. (1)

The Company increased its shipments of Buell-Registered Trademark-motorcycles by 1,919 units in 1998. Buell Motorcycle Company, now a majority owned subsidiary of the Company, expects to produce approximately 7,500 units in 1999. (1)

The Company's ability to reach the 1999 targeted production levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, and
(iii) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to existing facilities and the new manufacturing facilities as a result of risks normally associated with the operation of new and existing manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the actual costs could also adversely impact the Company's capital expenditure estimates.

During 1998, the worldwide heavyweight (651+cc) motorcycle market grew 13.8%, while the Company's market share(Harley-Davidson-Registered Trademark- and Buell) was 25.2% compared to 24.8% in 1997. Industry registrations of domestic (United States) heavyweight motorcycles were up 19.4% (data provided by the Motorcycle Industry Council) over 1997, while domestic retail registrations for the Company's motorcycles increased 17.8%. The Company ended 1998 with a domestic market share of 49.5% compared to 50.2% in 1997. Although the Company exceeded its production goals in 1998 it was unable to keep pace with the expansion that occurred in the U.S. market, and as a result the Company's U.S. market share was down slightly from 1997.

International revenues totaled $497.4 million during 1998, an increase of approximately $39.6 million or 8.7% over 1997. The Company exported approximately 27% of its Harley-Davidson motorcycle shipments in 1998, which is approximately the same percentage exported in 1997.

European data for 1998 (provided by Giral S.A.) shows the Company with a 6.4% share of the heavyweight (651+cc) market, unchanged from 6.4% in 1997. The European market grew at an 8.0% rate in 1998, while retail registrations for the Company's motorcycles were up 7.3%. The European market remains a focus for the Company, with its new management team and information systems in place the Company continues to work on improving the distribution network and implementing European focused marketing programs.

Asia/Pacific (Japan and Australia) data for 1998 (provided by JAMA and ABS) shows the Company with a 15.6% share of the heavyweight (651+cc) market, down from 17.2% in 1997. While retail registrations for the Company's motorcycles increased 6.4%, the Asia/Pacific market increased 17.5%, in 1998. The Asia/Pacific market continues to be positively affected by a change in the licensing requirements in Japan, during 1997, which made it easier for an individual to obtain a heavyweight motorcycle driver's license. The greatest impact has occurred in the performance motorcycle market segment.

During 1998, Motorcycle Parts and Accessories (P&A) sales totaled $297.1 million, a $55.2 million, or 22.8% increase over 1997. General Merchandise sales, which consists of MotorClothes-Registered Trademark- apparel and collectibles, totaled $114.5 million, up 20.4% compared to 1997. During 1998, both P&A and General Merchandise benefited from increased dealer floor traffic due to Harley-Davidson's 95th anniversary celebration. Going forward, the growth rate for P&A and General Merchandise should approximate the Company's motorcycle unit growth rate. (1)

                                  GROSS PROFIT
In 1998, gross profit was $104.5 million or 17.8% higher than gross profit in 1997. This increase is primarily related to the increase in motorcycle unit shipments. The gross profit margin was 33.5% in 1998 compared to 33.3% in 1997. The 1998 gross profit margin was positively affected by increased manufacturing efficiencies achieved in connection with the ongoing implementation of the Company's manufacturing strategy and lower facilities start-up costs. The Company incurred approximately $8.5 million in start-up costs in 1998 compared to $19.3 million in 1997. However, these positive impacts on gross margin were somewhat offset by higher costs in 1998 in relation to the introduction of the Twin Cam 88-TM- engine and higher depreciation expense as a result of the Company's significant investment in capacity expansion.

                               OPERATING EXPENSES
                              (Dollars in Millions)

--------------------------------------------------------------------------------------------------

                                                  1998          1997         Increase     %Change
--------------------------------------------------------------------------------------------------
Motorcycles and Related Products                   $366.2        $320.7         $45.5     14.2%
--------------------------------------------------------------------------------------------------
Corporate                                            11.0           7.8           3.2     41.0
--------------------------------------------------------------------------------------------------
Total operating expenses                           $377.2        $328.5         $48.7     14.8%
--------------------------------------------------------------------------------------------------

Total operating expenses for 1998 increased $48.7 million, or 14.8%, over 1997. The Company experienced increases in selling, engineering, and warranty expense in line with the additional motorcycle volume and corresponding 17.1% increase in net sales. Other operating expense increases, related to the Company's actual and expected future growth, included product development and information services. These increases were partially offset by lower expenses for product liability.

                    OPERATING INCOME FROM FINANCIAL SERVICES
The 1998 Financial Services segment operating income of $20.2 million was $7.8 million, or 63% higher than 1997. This increase was primarily due to the growth experienced in its main business lines during 1998. The growth was particularly strong in retail installment lending, as Eaglemark Financial Services, Inc. (Eaglemark) increased both its market share and its profitability in this business. During 1998, Eaglemark financed 21% of new Harley-Davidson-Registered Trademark-motorcycles retailed in the U.S., up from 19% in 1997. In addition, increased loan volumes and amounts outstanding on the wholesale lending business as well as commission revenue growth from the insurance agency business, contributed to operating income for 1998.

                             OTHER INCOME (EXPENSE)
Other expense for 1998 was $.4 million lower than 1997. Included in 1998 other expense is a $1.8 million one-time benefit related to a rebate of harbor maintenance fees. The levy of these fees was found unconstitutional by the U.S. Supreme Court and related to fees collected over the previous five years. During 1997, the Company recorded a $1.6 million one-time benefit related to the sale of the Monaco Coach Corporation preferred stock, which was acquired in connection with the sale of the Transportation Vehicles segment. Other non-operating expense items, including foreign currency exchange losses, remained consistent from 1997 to 1998.

                                 INTEREST INCOME
The Company capitalized approximately $3.5 million of interest during 1997 in connection with its manufacturing expansion initiatives. No interest was capitalized during 1998.

                            CONSOLIDATED INCOME TAXES
The Company's effective tax rate was 36.5% and 37.0% in 1998 and 1997, respectively.

1997 COMPARED TO 1996

OVERALL

Net sales for 1997 of $1,762.6 million were $231.4 million, or 15.1%, higher than net sales for 1996. Net income and diluted earnings per share from continuing operations were $174.1 million and $1.13, respectively, for 1997 compared to $143.4 million and $.94, respectively, for 1996. The 1996 gain on disposition and diluted earnings per share from discontinued operations were $22.6 million and $.15, respectively.

The Company increased its quarterly dividend payment in June 1997 from $.03 per share to $.035 per share which resulted in a total year payout of $.135 per share.

RESULTS OF OPERATIONS

                                      MOTORCYCLE UNIT SHIPMENTS AND NET SALES
                                               (Dollars in millions)

-------------------------------------------- ------------- ------------- -------------------------
                                                                           Increase
                                                 1997          1996       (Decrease)    %Change
-------------------------------------------- ------------- ------------- -------------------------
                                   MOTORCYCLE UNITS SHIPMENTS
-------------------------------------------- ------------- ------------- -------------------------

Harley-Davidson-Registered Trademark-
motorcycle units                                  132,285       118,771     13,514     11.4%
-------------------------------------------- ------------- ------------- -------------------------
Buell-Registered Trademark-motorcycle units         4,415         2,762      1,653     59.8
-------------------------------------------- ------------- ------------- -------------------------
  Total motorcycle units                          136,700       121,533      15,167     12.5%
-------------------------------------------- ------------- ------------- -------------------------
                                            NET SALES
-------------------------------------------- ------------- ------------- -------------------------
  Harley-Davidson motorcycles                    $1,382.8      $1,199.2      $183.6     15.3%
-------------------------------------------- ------------- ------------- -------------------------
  Buell motorcycles                                  40.3          23.3        17.0     72.9
-------------------------------------------- ------------- ------------- -------------------------
    Total motorcycles                             1,423.1       1,222.5       200.6     16.4%
-------------------------------------------- ------------- ------------- -------------------------
  Motorcycle Parts and Accessories                  241.9         211.2        30.7     14.5
-------------------------------------------- ------------- ------------- -------------------------
  General Merchandise                                95.1          90.7         4.4      4.8
-------------------------------------------- ------------- ------------- -------------------------
  Other                                               2.5           6.8        (4.3)   (62.6)
-------------------------------------------- ------------- ------------- -------------------------
  Total Motorcycles and related products         $1,762.6      $1,531.2       $231.4    15.1%
-------------------------------------------- ------------- ------------- -------------------------

The Motorcycles and Related Products (Motorcycles) segment's net sales increased 15.1% over 1996 primarily due to an 11.4% increase in Harley-Davidson unit shipments. The increase in Harley-Davidson motorcycle shipments is the result of improved productivity and investment in additional capacity in connection with the ongoing implementation of the Company's manufacturing strategy. The Company's manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.

The Company began 1997 at a scheduled motorcycle production rate of 520 Harley-Davidson units per day. As the implementation of the manufacturing strategy continued, the rate increased to 565 units per day by the end of the year.

During 1997, the worldwide heavyweight (651+cc) motorcycle market grew 16.8% and the Company's share of the market was 24.8% compared to 25.1% in 1996. Compared to 1996, industry registrations of domestic (United States) heavyweight motorcycles were up 14.8% (data provided by the Motorcycle Industry Council), while retail registrations for the Company's motorcycles (Harley-Davidson-Registered Trademark- and Buell-Registered Trademark-) increased 16.9%. The Company ended 1997 with a domestic market share of 50.2% compared to 49.3% in 1996. This increase was driven by higher shipments of the Company's Harley-Davidson motorcycles made possible by the additional capacity and the higher allocation of motorcycles to the domestic market.

Export revenues totaled $457.8 million during 1997, an increase of approximately $37.1 million or 8.8% over 1996. The Company exported approximately 27% of its traditional motorcycle shipments in 1997, down from approximately 30% in 1996. The Company adjusted the international allocation of motorcycles during 1997 due primarily to the combination of continued strong demand in the United States and softening demand in Europe.

European data for 1997 (provided by Giral S.A.) shows the Company with a 6.4% share of the heavyweight (651+cc) market, down from 6.8% in 1996. The European market grew at an 11.4% rate in 1997, while retail registrations for the Company's motorcycles were up approximately 5.0% over 1996.

Asia/Pacific (Japan and Australia) data for 1997 (provided by JAMA and ABS) shows the Company with a 17.2% share of the heavyweight (651+cc) market, down from 22.4% in 1996. While retail registrations for the Company's motorcycles increased 20.8%, the Asia/Pacific market increased 57.5% in 1997. The increase in the Asia/Pacific market was primarily due to a change in the licensing requirements in Japan which made it easier for an individual to obtain a heavyweight motorcycle driver's license. The greatest increase occurred in the performance motorcycle segment.

During 1997, Motorcycle Parts and Accessories (P&A) sales totaled $241.9 million, a $30.7 million, or 14.5% increase over 1996. General Merchandise sales, which consists of MotorClothes-Registered Trademark- apparel and collectibles, totaled $95.1 million, up 4.8% compared to 1996.

                                  GROSS PROFIT
In 1997, gross profit increased $96.1 million, or 19.6%, as compared with 1996 primarily due to an increase in volume. The gross profit margin was 33.3% in 1997 as compared with 32.0% in 1996. The 1997 gross profit margin was positively affected by a shift in mix away from the entry level Sportster-Registered Trademark- models to the higher-margin custom and touring models and increased efficiencies in manufacturing arising from the implementation of the Company's manufacturing strategy over the past two years. However, the Company incurred approximately $19.3 million in start-up and plant rearrangement costs in 1997, compared to $12.8 million in 1996.

                               OPERATING EXPENSES
                              (Dollars in Millions)

----------------------------------------------------------------------------------------------

                                              1997          1996        Increase      %Change
----------------------------------------------------------------------------------------------
Motorcycles and Related Products               $320.7        $262.0       $58.7      22.4%
----------------------------------------------------------------------------------------------
Corporate                                         7.8           7.4          .4       5.2
----------------------------------------------------------------------------------------------
Total operating expenses                       $328.5        $269.4       $59.1      21.9%
----------------------------------------------------------------------------------------------

Total operating expenses for 1997 increased $59.1 million, or 21.9%, over 1996. The increase was primarily related to new product development, information systems, international operations development, product liability expenses and other increases due to motorcycle volume when compared to 1996.

                    OPERATING INCOME FROM FINANCIAL SERVICES
The operating income of the Financial Services segment was $12.4 million and $7.8 million in 1997 and 1996, respectively. This increase was due to increased wholesale and retail origination volume, corresponding increases in outstanding wholesale and retail receivables and an increase in insurance service revenues. During 1997, Eaglemark Financial Services, Inc. (Eaglemark) financed 19% of new Harley-Davidson-Registered Trademark- motorcycles retailed in the U.S., up from 17% in 1996.

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

                                 INTEREST INCOME
The Company capitalized approximately $3.5 million and $2.1 million of interest during 1997 and 1996, respectively, in connection with its manufacturing expansion initiatives.

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

OTHER MATTERS

                               ACCOUNTING CHANGES
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company elected to adopt SFAS No. 131 effective December 31, 1997. Adoption of the Statement required the Company to change the disclosure of geographic information but did not require significant changes in the way segments were disclosed.

The Company adopted Statement 130, "Reporting Comprehensive Income," effective January 1, 1998. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Effective January 1, 1998, the Company adopted the Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Approximately $9.1 million of costs associated with internal-use software were capitalized during 1998. Had the Company adopted the SOP in 1997, approximately $9.0 million of costs would have been capitalized.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is required to be adopted by the Company effective January 1, 2000; earlier adoption is also permitted. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. Based on the information available at this time the adoption of this statement is not expected to have a material impact on the Company's financial statements.

                               IMPACT OF YEAR 2000
The Company has implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative with the assistance of some outside consultants. The team's activities are designed to ensure that there are no material adverse effects on the Company.

The Company has completed the assessment phase of its internal information services computer systems associated with the Year 2000. The assessment indicated that many of the Company's internal computer systems were vulnerable to Year 2000 issues. The Company is in the process of remediating the affected systems identified in the assessment by modifying or replacing portions of its software and hardware so that these computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company is currently assessing Year 2000 issues related to its non-information technology systems used in product development, engineering, manufacturing, and facilities. The Company anticipates these assessments will be completed no later than the first quarter of 1999.(1)

The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing or in person with all of its principal suppliers to confirm their status in regards to Year 2000 issues. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company will also be communicating with its dealers and distributors regarding their potential Year 2000 issues. The Company does not anticipate that potential Year 2000 issues at its dealers and distributors would have a material adverse effect on its ability to deliver its products and services to its dealers and ultimately to its customers.(1)

The Company's Year 2000 initiative is well under way and, based on the results of its assessment to date, is expected to be complete by mid-1999 .(1) While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an on-going basis as part of the Company's overall Year 2000 initiative.

Based on the Company's assessments to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimated to be approximately $11 million.(1) Approximately $4.5 million of Year 2000 expense has been incurred in 1998 and $6.5 million since the initiative began in 1997.

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

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. During 1998, the Company spent approximately $1 million on equipment used to limit hazardous substances/pollutants, and the Company anticipates approximately the same level of spending in 1999. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

LIQUIDITY AND CAPITAL RESOURCES

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities. The Company generated $318.1 million of cash from operating activities during 1998 compared to $309.7 million in 1997. The net increase over prior year consists primarily of an increase in net income adjusted for depreciation and credit loss provisions partially offset by changes in working capital. Net income adjusted for depreciation and credit loss provisions contributed $311.3 million in 1998 compared to $250.8 million in 1997.

Accounts receivable increased $8.6 million in 1998 and decreased $38.5 million in 1997. Effective September 1, 1997, Eaglemark became responsible for all credit and collection activities for the Motorcycles segment's domestic dealer accounts receivable, and as a result domestic dealer accounts receivable have been classified as finance receivables since September 1, 1997. The decrease in accounts receivable in 1997 includes the initial transfer of domestic dealer accounts receivable to finance receivables, while the increase in 1998 represents the normal change in non-domestic dealer accounts receivable. As a result of the initial transfer of accounts receivable to finance receivables, the 1997 cash from operating activities was approximately $60 million higher, offset by lower cash from investing activities in the same amount.

The Company's inventories increased $33.9 million during 1998, compared to $16.1 million in 1997. The higher inventory is primarily related to (i) higher parts and accessories inventory in connection with the growth in that business, and
(ii) additional raw material and work in process inventories on hand, in connection with the ramp up of two new production facilities and the acquisition of Buell Motorcycle Company, in February 1998.

During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million; approximately $100 million in cash and $5 million in notes and preferred stock.

Capital expenditures amounted to approximately $183 million and $186 million during 1998 and 1997, respectively. For the past several years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. In the past two years this strategy included expansion in and near the Company's existing facilities, construction of a new manufacturing facility in Kansas City, Missouri, the addition of a new powertrain plant in the Milwaukee area, and reconfiguration at the York, Pennsylvania facility in order to convert former Sportster-Registered Trademark- production space into big-twin capacity.

Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital required in 1999 will be in the range of $150-$170 million.(1) The Company plans to continue to increase its motorcycle production to be able to sustain its annual double-digit growth rate for units shipped. For 1999, the Company's production target is 167,000 Harley-Davidson-Registered Trademark-units shipped. (1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has available lines of credit of approximately $44 million, of which approximately $43 million remained available at year-end.

Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $600 million of which approximately $357 million was outstanding at year-end. Maturities of commercial paper issued range from 1 to 270 days. Eaglemark has in place a $326.5 million 364-day revolving credit facility with an option to increase to $350 million and a $250 million five-year revolving credit facility of which approximately $40 million was outstanding at December 31, 1998. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes which expire in 2007. During 1998, Eaglemark securitized and sold approximately $450 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark.

The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs. The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. In 1998, the Company repurchased 600,000 shares of its common stock under the latter authorization with cash on hand of approximately $15 million.

The Company's Board of Directors declared quarterly cash dividends during 1998 and 1997 totaling $.155 and $.135 per share, respectively.

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

A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements, and further disclosure relating to financial instruments is included in Note 11, Fair Value of Financial Instruments.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries and Japan, as a result of the sales of its products in foreign markets. Forward foreign exchange contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 1998 and 1997, these contracts represented a combined U.S. dollar equivalent of approximately $118 million and $70 million, respectively, and substantially all have maturities of less than one year. A uniform 10% strengthening in the value of the dollar relative to the currencies underlying these contracts would result in a foreign currency loss of approximately $15 million and $7 million, at December 31, 1998 and 1997, respectively. As noted above, the Company's policy prohibits the trading of financial instruments for profit. It is important to note that the loss indicated above would be offset by gains on receivables originating from the firm commitments for the sale of products to foreign customers. In addition, the Company's foreign currency exposure to the Japanese Yen is somewhat mitigated by the existence of a natural hedge, which is sustained through offsetting Yen cash inflows from sales, with Yen cash outflows for motorcycle component purchases and other operating expenses.(1)

Eaglemark's earnings are affected by changes in short-term interest rates as a result of its borrowings under a bank credit facility and the issuance of commercial paper. Eaglemark has entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense. Also, certain finance receivables of Eaglemark carry a variable rate of interest tied to short-term rate indices which will further limit the effect of interest rate changes. Based on 1998 and 1997 year-end balances, it is estimated that a 1% increase in short-term interest rates would not have a material impact on interest expense or income before taxes. This analysis does not take into effect other changes that might occur in the economic environment as a whole due to such changes in short-term interest rates.(1)

(1)NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                       Page
                                                                                       ----

                    Report of Ernst & Young LLP, independent auditors                  32

                    Consolidated statements of operations                              33

                    Consolidated balance sheets                                        34

                    Consolidated statements of cash flows                              35

                    Consolidated statements of shareholders' equity                    36

                    Notes to consolidated financial statements                         37

                    Supplementary data
                      Quarterly financial data (unaudited)                             54

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and
  Shareholders
Harley-Davidson, Inc.


We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Milwaukee, Wisconsin                            ERNST & YOUNG LLP
January 16, 1999

                              HARLEY-DAVIDSON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                    (In thousands, except per share amounts)


                                                                      1998              1997             1996
                                                                      ----             -----             ----

Net sales                                                           $2,063,956       $1,762,569        $1,531,227
Cost of goods sold                                                   1,373,286        1,176,352         1,041,133
                                                                     ---------       ----------        ----------
Gross profit                                                           690,670          586,217           490,094
Operating income from financial services                                20,211           12,355             7,801
Selling, administrative and engineering                                (377,265)        (328,569)         (269,449)
                                                                     ----------       ----------        ----------
Income from operations                                                 333,616          270,003           228,446
Interest income, net                                                     3,828            7,871             3,309
Other, net                                                              (1,215)          (1,572)           (4,133)
                                                                    ----------      -----------       -----------
Income from continuing operations before
 provision for income taxes                                            336,229          276,302           227,622
Provision for income taxes                                             122,729          102,232            84,213
                                                                     ---------       ----------       -----------
Income from continuing operations                                      213,500          174,070           143,409
Discontinued operations:
    Gain on disposition of discontinued operations,
     net of applicable income taxes                                          -                -            22,619
                                                                --------------    -------------        ----------

Net income                                                          $  213,500       $  174,070       $  166,028
                                                                    ----------      -----------       -----------
                                                                    ----------      -----------       -----------

Basic earnings per common share:
    Income from continuing operations                                    $1.40            $1.15             $ .95
Income from discontinued operations                                          -                -               .15
                                                                       -------          -------            ------
Net income                                                               $1.40            $1.15             $1.10
                                                                         -----            -----             -----
                                                                         -----            -----             -----
Diluted earnings per common share:
    Income from continuing operations                                    $1.38            $1.13             $ .94
Income from discontinued operations                                          -                -               .15
                                                                       -------          -------            ------
Net income                                                               $1.38            $1.13             $1.09
                                                                         -----            -----             -----
                                                                         -----            -----             -----
Cash dividends per common share                                          $.155            $.135             $ .11
                                                                         -----            -----             -----
                                                                         -----            -----             -----


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                      (In thousands, except share amounts)


ASSETS                                                                               1998              1997
------                                                                               ----              ----
Current assets:
    Cash and cash equivalents                                                    $  165,170        $  147,462
    Accounts receivable, net                                                        113,417           102,797
    Finance receivables, net                                                        360,341           293,329
    Inventories                                                                     155,616           117,475
    Deferred income taxes                                                            29,076            24,941
    Prepaid expenses                                                                 21,343            18,017
                                                                                 ----------       -----------
Total current assets                                                                844,963           704,021
Finance receivables, net                                                            319,427           249,346
Property, plant, and equipment, net                                                 627,759           528,869
Deferred income taxes                                                                    -              3,001
Goodwill                                                                             51,197            38,707
Other assets                                                                         76,863            74,957
                                                                                -----------       -----------
                                                                                 $1,920,209        $1,598,901
                                                                                -----------       -----------
                                                                                -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $  122,722        $  106,112
    Accrued and other liabilities                                                   199,051           164,938
    Current portion of finance debt                                                 146,742            90,638
                                                                                 ----------       -----------

Total current liabilities                                                           468,515           361,688
Finance debt                                                                        280,000           280,000
Long-term liabilities                                                                67,376            62,131
Postretirement health care benefits                                                  72,083            68,414
Deferred income taxes                                                                 2,324                 -
Commitments and contingencies (Note 7)
Shareholders' equity:
    Series A Junior Participating preferred stock, none issued                            -                 -

    Common stock, 158,405,584 and 157,241,441 shares issued
        in 1998 and 1997, respectively                                                1,584             1,572
    Additional paid-in capital                                                      211,960           187,180
    Retained earnings                                                               873,171           683,824
    Accumulated other comprehensive income (loss)                                     1,128             (2,835)
                                                                                -----------        -----------
                                                                                  1,087,843           869,741

    Less:
        Treasury stock (5,473,969 and 4,916,488 shares in 1998
        and 1997, respectively), at cost                                             (57,133)          (41,959)
        Unearned compensation                                                           (799)           (1,114)
                                                                                 -----------       -----------
Total shareholders' equity                                                        1,029,911           826,668
                                                                                  ---------        ----------
                                                                                 $1,920,209        $1,598,901
                                                                                 -----------       -----------
                                                                                 -----------       -----------

                   The accompanying notes are an integral part of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                         1998            1997              1996
                                                                         ----            ----              ----
Cash flows from operating activities:
   Net income                                                       $  213,500       $  174,070         $  166,028
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    87,422           70,178             55,282
       Provision for credit losses                                      10,338            6,547              1,382

       Gain on disposition of discontinued operations                        -                -            (22,619)
       Deferred income taxes                                             1,190            2,748             (8,470)
       Long-term employee benefits                                       5,302            1,275              7,089
       Equity in net (income) loss of joint ventures                       (27)           1,290              3,486
       Other                                                             3,207              476              3,419
       Net change in discontinued operations                                 -                -             28,862
       Net changes in other current assets and current
         liabilities                                                    (2,870)          53,151             (6,180)
                                                                       --------         --------          ---------
Total adjustments                                                      104,562          135,665             62,251
                                                                       --------        --------           ---------
     Net cash provided by operating activities                         318,062          309,735            228,279

Cash flows from investing activities:
   Net capital expenditures                                           (182,770)        (186,171)          (178,771)
   Investment in joint venture                                          (2,290)          (1,526)            (8,778)
   Finance receivables acquired or originated                       (2,722,768)      (1,618,307)        (1,086,949)
   Finance receivables collected                                     2,105,684        1,107,157            722,825

   Finance receivables sold                                            469,653          300,000            238,114

   Proceeds from disposition of discontinued operations                      -                -            100,313

   Other, net                                                           (7,662)          (7,663)              (519)
                                                                      --------         --------            ---------
     Net cash used in investing activities                            (340,153)        (406,510)          (213,765)

Cash flows from financing activities:
   Net decrease in notes payable                                          (773)          (2,580)              (111)
   Net increase in finance debt                                         56,104          112,573             93,735

   Dividends paid                                                      (24,153)         (21,028)           (17,143)
   Repurchase of common stock                                          (15,175)              -                  -
   Issuance of stock under employee stock plans                         23,796           12,793             20,022
                                                                      --------         --------           ---------
Net cash provided by financing activities                               39,799          101,758             96,503
                                                                      --------         --------           ---------
    Net increase in cash and cash equivalents                           17,708            4,983            111,017

Cash and cash equivalents:
   At beginning of year                                                147,462          142,479             31,462
                                                                       --------        --------           ---------

   At end of year                                                   $  165,170       $  147,462         $  142,479
                                                                    ----------       ----------        ------------
                                                                    ----------       ----------        ------------


                   The accompanying notes are an integral part of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                                 Common Stock                                           other comp-
                                               ----------------------       Additional                   rehensive
                                                 Issued                       paid-in     Retained        income
                                                 Shares       Balance         Capital     Earnings        (Loss)
                                                 ------       -------         -------     --------        ------

Balance December 31, 1995                     154,713,376   $     1,547   $   153,759   $   381,897    $       593

Comprehensive income:
  Net income                                         --            --            --         166,028           --
  Other comprehensive loss -
     Foreign currency translation
      adjustment, net of taxes of $680               --            --            --            --           (1,159)
Comprehensive income

Dividends                                            --            --            --         (17,143)          --
Nonvested stock issuance                             --            --             574          --             --
Amortization of unearned compensation,
   net of cancellations                              --            --            --            --             --
Exercise of stock options                       1,538,806            15        12,204          --             --
Tax benefit of nonvested shares and
   stock options                                     --            --           7,834          --             --
----------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996                     156,252,182         1,562       174,371       530,782           (566)

Comprehensive income:
  Net income                                         --            --            --         174,070           --
  Other comprehensive loss -
     Foreign currency translation
      adjustment, net of taxes of $1,332             --            --            --            --           (2,269)

Comprehensive income

Dividends                                            --            --            --         (21,028)          --
Amortization of unearned compensation,
   net of cancellations                              --            --            --            --             --
Exercise of stock options                         989,259            10         6,433          --             --
Tax benefit of nonvested shares and
   stock options                                     --            --           6,376          --             --
----------------------------------------------------------------------------------------------------------------------

Balance December 31, 1997                     157,241,441         1,572       187,180       683,824         (2,835)

Comprehensive income:
  Net income                                         --            --            --         213,500           --
  Other comprehensive income -
     Foreign currency translation
      adjustment, net of taxes  of ($2,278)          --            --            --            --            3,963
Comprehensive income
Dividends                                            --            --            --         (24,153)          --
Repurchase of common stock                           --            --            --            --             --
Acquisition of Buell Motorcycle Company              --            --             996          --             --
Amortization of unearned compensation                --            --            --            --             --
Exercise of stock options                       1,164,143          12          11,121          --             --
Tax benefit of stock options                         --            --          12,663          --             --


Balance December 31, 1998                     158,405,584   $     1,584   $   211,960   $   873,171    $     1,128
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------



                                                                   Unearned
                                                     Treasury        comp-
                                                       Stock       ensation        Total
                                                       -----       --------        -----

Balance December 31, 1995                        $   (41,903)   $    (1,324)   $   494,569

Comprehensive income:
  Net income                                              --             --        166,028
  Other comprehensive loss -
     Foreign currency translation
      adjustment, net of taxes of $680                    --             --         (1,159)
                                                                               -----------
Comprehensive income                                                               164,869

Dividends                                                 --             --         (17,143)
Nonvested stock issuance                                   1           (575)            --
Amortization of unearned compensation,
   net of cancellations                                  (31)           403            372
Exercise of stock options                                 --             --         12,219
Tax benefit of nonvested shares and
   stock options                                          --             --          7,834
------------------------------------------------------------------------------------------

Balance December 31, 1996                            (41,933)        (1,496)       662,720

Comprehensive income:
  Net income                                              --             --        174,070
  Other comprehensive loss -
     Foreign currency translation
      adjustment, net of taxes of $1,332                  --             --         (2,269)
                                                                               -----------
Comprehensive income                                                               171,801

Dividends                                                 --             --        (21,028)
Amortization of unearned compensation,
   net of cancellations                                  (26)           382            356
Exercise of stock options                                 --             --          6,443
Tax benefit of nonvested shares and
   stock options                                          --             --          6,376
------------------------------------------------------------------------------------------

Balance December 31, 1997                            (41,959)        (1,114)       826,668

Comprehensive income:
  Net income                                            --             --          213,500
  Other comprehensive income -
     Foreign currency translation
      adjustment, net of taxes  of ($2,278)             --             --            3,963
                                                                               -----------
Comprehensive income                                                               217,463
Dividends                                               --             --          (24,153)
Repurchase of common stock                           (15,175)          --          (15,175)
Acquisition of Buell Motorcycle Company                    1           --              997
Amortization of unearned compensation                   --              315            315
Exercise of stock options                               --             --           11,133
Tax benefit of stock options                            --             --           12,663
------------------------------------------------------------------------------------------
Balance December 31, 1998                        $   (57,133)   $      (799)   $ 1,029,911
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


                   The accompanying notes are an integral part of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its subsidiaries (the Company), including the accounts of Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC), Eaglemark Financial Services, Inc. (Eaglemark) and Holiday Rambler LLC (Holiday Rambler).

   The Company operates in two principal business segments: Motorcycles and Related Products (Motorcycles) and Financial Services. As disclosed in Note 3, the operations of Holiday Rambler are classified as discontinued operations. All intercompany accounts and transactions are eliminated, with the exception of certain intersegment transactions occurring between the Motorcycle and Financial Services segments. The uneliminated intersegment transactions which occur between HDMC and Eaglemark relate to interest and fees on wholesale finance receivables; see further discussion of these items in Note 4.

   The Company has investments which are accounted for using the equity method. Accordingly, the Company's share of the net earnings (losses) from these entities is included in consolidated net income.

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

   RETAIL INSTALLMENT LOANS SOLD WITH LIMITED RECOURSE; SECURITIZATION AND SERVICING INCOME - During 1998, 1997 and 1996, Eaglemark securitized and sold approximately $450 million, $300 million and $238 million, respectively, of its retail installment loans through securitization transactions. Eaglemark retained limited recourse and also the servicing rights to these contracts. Eaglemark recognizes a gain for the difference between the carrying value of the receivables sold and the adjusted sales price. The adjusted sales price is determined based on a present value estimate of future cash flows on each loan pool sold.

   Eaglemark adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. Adopting SFAS No. 125 had an immaterial effect.

   INVENTORIES - Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $43.7 million in 1998 and $33.3 million in 1997, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

   DEPRECIATION - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

   FACILITIES START-UP COSTS - Facilities start-up costs are expensed as incurred. During 1998, 1997 and 1996, the Company incurred approximately $8.5 million, $19.3 million and $7.3 million in start-up costs, respectively.

   PRODUCT WARRANTY - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

   DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses forward foreign exchange contracts to mitigate the risk that cash flows resulting from the Company's firm commitments for the sale of products to foreign customers will be adversely affected by changes in exchange rates. Realized and unrealized gains and losses on forward foreign exchange contracts resulting from changes in the spot exchange rate are deferred and recognized at the time the hedged transaction is settled.

   Eaglemark enters into interest rate cap and swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. Eaglemark's credit risk is the amount of uncollected interest related to these agreements. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense. The unamortized cost of the interest rate cap agreements is included in other assets. The fair values of interest rate cap agreements and forward foreign currency contracts are discussed in Note 11.

   RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses were approximately $58.7 million, $53.3 million, and $37.7 million for 1998, 1997 and 1996, respectively.

   COMPREHENSIVE INCOME - The Company adopted Statement 130, "Reporting Comprehensive Income," effective January 1, 1998. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 had no impact on the Company's net income or shareholder's equity. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

   INTERNAL-USE SOFTWARE - Effective January 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Approximately $9.1 million of costs associated with internal-use software were capitalized during 1998. Had the Company adopted the SOP in 1997, approximately $9.0 million of costs would have been capitalized.

   GOODWILL - Goodwill represents the excess of the acquisition cost over the fair value of the net assets purchased. Goodwill is amortized on a straight-line basis over a 15-20 year period.

   RECLASSIFICATIONS - Certain prior year balances have been reclassified in order to conform to current-year presentation.

   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is required to be adopted by the Company effective January 1, 2000; earlier adoption is also permitted. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. Based on the information available at this time, the adoption of this statement is not expected to have a material impact on the Company's financial statements.

2. ADDITIONAL BALANCE SHEET AND CASH FLOWS INFORMATION

   Balance sheet information is as follows:

                                                           December 31,
                                                    --------------------------
                                                      1998             1997
                                                      ----             ----
                                                           (In thousands)
   Accounts receivable:
    Domestic                                        $  17,328         $  15,189
    Foreign                                            96,089            87,608
                                                     --------          --------

                                                     $113,417          $102,797
                                                     --------          --------
                                                     --------          --------

   Domestic motorcycle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or floor planned by the purchasing dealers. Effective September 1, 1997, Eaglemark became responsible for all credit and collection activities for the Motorcycles segment's domestic dealer receivables. As such, approximately $98 million and $69 million of accounts receivable are classified as finance receivables as of December 31, 1998 and 1997, respectively. Finance receivables representing wholesale motorcycle and parts and accessories receivables and retail finance receivables with maturities of less than one year have been classified as current (See Note
   4).

   The allowance for doubtful accounts deducted from accounts receivable was $1.9 million and $1.5 million at December 31, 1998 and 1997, respectively.

                                                                       December 31,
                                                                --------------------------
                                                                  1998               1997
                                                                  ----               ----
                                                                      (In thousands)
   Inventories:
     Components at the lower of FIFO cost or market:
          Raw materials and work in process                     $  55,336        $  37,597
          Finished goods                                           27,295           26,756
          Parts and accessories                                    93,710           75,735
                                                                 --------         --------
                                                                  176,341          140,088
Excess of FIFO over LIFO cost                                      20,725           22,613
                                                                 --------         --------
                                                                 $155,616         $117,475
                                                                 --------         --------
                                                                 --------         --------


                                                                                        December 31,
                                                                                ---------------------------
                                                                                   1998              1997
                                                                                   ----              ----
                                                                                      (In thousands)
   Property, plant and equipment, at cost:
     Land and land improvements                                                 $    12,633        $  10,448
      Buildings and improvements                                                    213,058          148,694
     Machinery and equipment                                                        699,362          542,486
      Construction in progress                                                      151,328          189,832
                                                                                 ----------         --------
                                                                                  1,076,381          891,460
     Less accumulated depreciation                                                  448,622          362,591
                                                                                 ----------         --------
                                                                                 $  627,759         $528,869
                                                                                 ----------         --------
                                                                                 ----------         --------

   Accrued and other liabilities:
     Payroll, performance incentives, and related expenses                        $  75,507        $  69,337

     Warranty/recalls                                                                13,853            9,384

     Dealer incentive programs                                                       35,302           29,220
     Product liability                                                                5,040            7,229

     Income taxes payable                                                            33,502           15,767
     Other                                                                           35,847           34,001
                                                                                 ----------         --------
                                                                                   $199,051         $164,938


   Supplemental cash flow information is as follows:

                                                                          1998            1997              1996
                                                                          ----            ----              ----
                                                                                 (In thousands)
    Net changes in other current assets and current liabilities:
     Accounts receivable                                               $(8,606)        $38,518           $(12,360)
     Inventories                                                       (33,888)        (16,089)          (16,959)
      Prepaid expenses                                                  (3,295)            125             (7,356)
     Accounts payable and accrued liabilities                           42,919          30,597             30,495
                                                                        ------          -------          --------

                                                                       $(2,870)         $53,151           $ (6,180)
                                                                        ------          -------          --------
                                                                        ------          -------          --------

Cash paid during the period for interest and income taxes is as follows
(in thousands):

              Interest                                                   $23,795        $17,355          $ 14,400
                                                                        --------        -------          --------
                                                                        --------        -------          --------


              Income taxes                                               $89,493        $86,773          $ 71,029
                                                                        --------        -------          --------
                                                                        --------        -------          --------

   Of the interest paid in 1997 and 1996, approximately $3.5 million and $2.1 million was capitalized, respectively. No interest was capitalized in 1998. Interest paid includes the interest payments of Eaglemark for which the related expense is classified as part of operating income from financial services.

3. BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS

   In February 1998, the Company acquired substantially all of the remaining common stock of Buell Motorcycle Company, a company in which it held a 49% interest since 1993. The acquisition was a stock-for-stock transaction accounted for as a purchase in which 37,640 shares of the Company's common stock (valued at approximately $1 million) were exchanged for the BMC interest. Prior to the acquisition, the Company accounted for its investment in BMC using the equity method. Pro forma financial information would not be materially different from the financial statements as reported and as a result has not been presented.

   On January 22, 1996, the Company announced its strategic decision to discontinue the operations of the Transportation Vehicles segment in order to concentrate its financial and human resources on its core motorcycle business. The Transportation Vehicles segment was comprised of the Recreational Vehicles division, the Commercial Vehicles division and B & B Molders, a manufacturer of custom or standard tooling and injection molded plastic pieces. During 1996, the Company completed the sale of the Transportation Vehicles segment for an aggregate sales price of approximately $105 million; approximately $100 million in cash and $5 million in notes and preferred stock. Included in the 1996 gain on disposition of discontinued operations is a net tax benefit of $2.0 million, including benefits related to the Company's 1994 legal reorganization. It is the Company's policy to allocate interest on debt (to be assumed by the buyer) to discontinued operations, which was approximately $.7 million in 1996.

4. EAGLEMARK FINANCIAL SERVICES, INC.

   Eaglemark is a wholly owned subsidiary of the Company which provides wholesale and retail financing to the Company's participating dealers and customers. In addition, Eaglemark provides motorcycle insurance and extended service contracts through a group of unaffiliated insurance underwriters. In 1998, Eaglemark also established a credit card program available to customers in the United States. The condensed statements of operations relating to the Financial Services segment are presented below:

                                                                       Years Ended December 31,
                                                               -------------------------------------------
                                                                 1998            1997              1996
                                                                 ----            ----              ----
                                                                            (In thousands)
     Interest income                                           $ 65,203          $42,118           $31,520
     Other income                                                37,719           24,880            14,990
                                                               --------          -------           -------
       Total income                                             102,922           66,998            46,510

     Interest expense                                            24,008           17,764            13,012
     Allowance for credit losses                                 10,338            6,547             1,382
     Operating expenses                                          48,365           30,332            24,315
                                                                -------          -------           -------
       Total expenses                                            82,711           54,643            38,709
                                                                -------          -------           -------
     Operating income from financial services                   $20,211          $12,355           $ 7,801
                                                                -------          -------           -------
                                                                -------          -------           -------

   Certain transactions between the Motorcycles and Financial Services segments are not eliminated and are reflected in the condensed statements of operations, above. Included in interest income is approximately $5.3 million, $4.7 million and $5.5 million of interest on wholesale finance receivables paid by HDMC to Eaglemark in 1998, 1997, and 1996, respectively. Included in other income is approximately $1.3 million and $.5 million of fees HDMC paid to Eaglemark for credit and collection activities on domestic receivables purchased from HDMC during 1998 and 1997, respectively. The offsetting transactions recorded by HDMC are included in selling, administrative and engineering in the consolidated statement of operations.

   Finance receivables, included in the current and non-current sections of the consolidated balance sheets, originated or purchased by Eaglemark and owned at December 31, were as follows (in thousands):

                                                                                  1998              1997
                                                                                  ----             -----
      Wholesale                                                                  $295,138          $243,765
      Retail                                                                      342,420           268,893
      Investment in retained securitization interests                              52,188            36,884
                                                                                 --------          --------
                                                                                  689,746           549,542
      Allowance for credit losses                                                   9,978             6,867
                                                                                ---------        ----------
                                                                                 $679,768          $542,675
                                                                                 --------          --------
                                                                                 --------          --------

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

   Wholesale finance receivables are primarily motorcycles and related parts and accessories which are contractually due within one year. Retail finance receivables are primarily motorcycles, watercraft and revolving charges. On December 31, 1998, contractual maturities of finance receivables were as follows (in thousands):

                               1999                        $360,341
                               2000                          46,139
                               2001                          39,243
                               2002                          35,699
                               2003                          34,999
                               Thereafter                   173,325
                                                            -------
                               Total                       $689,746
                                                           --------
                                                           --------


   The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses for the year ended December 31, are as follows (in thousands):

                                                                      1998             1997
                                                                      ----             ----
         Balance at beginning of year                              $ 6,867            $4,133
         Provision                                                  10,338             6,547
         Charge-offs                                                (7,227)           (3,813)
                                                                     ------             -----
         Balance at end of year                                     $9,978            $6,867
                                                                    ------            ------
                                                                    ------            ------


   Eaglemark serviced with limited recourse $611.6 million and $405.6 million of retail installment loans as of December 31, 1998 and 1997, respectively.

   Eaglemark's debt as of December 31, consisted of the following (in thousands):

                                                               1998              1997
                                                               ----              ----
       Commercial paper                                      $356,677         $306,677
       Revolving credit facility                               40,065           33,961
       Senior subordinated notes                               30,000           30,000
                                                            ---------          ---------
       Total finance debt                                    $426,742         $370,638
                                                            ---------          ---------
                                                            ---------          ---------

   During 1997, Eaglemark established a $500 million unsecured commercial paper program operating under the name Harley-Davidson Funding Corp., replacing a $175 million asset-backed commercial paper program. In November 1998, the program size was increased to $600 million. Maturities under the unsecured commercial paper program can range up to 270 days from the issuance date. Commercial paper outstanding under the program cannot exceed the liquidity support provided by the unused portion of the Credit Facilities noted below. The weighted average interest rate on outstanding commercial paper balances was 5.28% and 6.08% at December 31, 1998 and 1997, respectively.

   Eaglemark entered into new bank credit facilities ("Credit Facilities") during 1997 consisting of a $250 million 364-day revolving facility and a $250 million five-year revolving facility provided by a group of financial institutions, replacing a $150 million facility, which expired in 1997. In November 1998, the Credit Facilities were amended to increase the 364-day facility to $326.5 million, with an option to increase to a maximum of $350 million. The weighted average interest under the Credit Facilities was 5.87% and 4.50% at December 31, 1998 and 1997, respectively. Eaglemark has the option to borrow in various currencies up to set dollar amounts. Interest is based on LIBOR or other short-term rate indices, depending on the type of advance.

   In December 1997, Eaglemark issued $30 million of 6.79% senior subordinated notes due December 18, 2007. The notes provide for semi-annual interest payments, with no principal payments due until final maturity. Eaglemark is required to comply with various operating and financial covenants.

   Long-term finance debt included on the balance sheet consists of the $250 million five-year revolving credit facility and the $30 million of senior subordinated notes at December 31, 1998. The full amount of the five-year credit facility has been excluded from current liabilities because the Company intends that at least that amount would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

   During 1996, the Company entered into a support agreement with Eaglemark, whereby, the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

5. NOTES PAYABLE

   As of December 31, 1998 and 1997, the Company had unsecured lines of credit totaling approximately $43.9 million and $42.7 million, respectively, of which approximately $43.6 million and $40.8 million, respectively, remained available.

6. INCOME TAXES

   Provision for income taxes consists of the following:

                                          1998         1997              1996
                                          ----         ----              ----
                                                (In thousands)
    Current:
       Federal                      $ 99,567          $ 85,237          $73,537
       State                          13,325             9,612           10,524
       Foreign                         8,647             4,634            6,254
                                    --------          ---------         -------
                                     121,539             99,483          90,315
    Deferred:
       Federal                           979                 85           (5,005)
       State                             282              2,215             (667)
       Foreign                           (71)               449             (430)
                                     --------         ---------          -------
                                       1,190              2,749           (6,102)
                                   ---------          ---------          -------
    Total                           $122,729           $102,232          $84,213
                                   ---------          ---------          -------
                                   ---------          ---------          -------


   The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate due to the following items:

                                                     1998             1997              1996
                                                    ------           ------            -----
    Provision at statutory rate                     35.0%            35.0%             35.0%
    Foreign income taxes                              .8               .7               1.0
       Foreign tax credits                           (.8)             (.7)             (1.0)
    State taxes, net of federal benefit              2.9              2.9               2.9
    Foreign sales corporation                        (.7)            (1.1)             (1.3)
    Other                                            (.7)              .2                .4
                                                   -----            -----             -----
      Provision for income taxes                    36.5%            37.0%             37.0%
                                                   -----            -----             -----
                                                   -----            -----             -----

   Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31 include the following:

                                                                                   1998              1997
                                                                                   ----              ----
                                                                                        (In thousands)
   Deferred tax assets:
     Accruals not yet tax deductible                                              $35,192           $30,034

     Postretirement health care benefit obligation                                 30,212            28,756
     Other, net                                                                       502                 -
                                                                                ---------         ---------
                                                                                   65,906            58,790
    Deferred tax liabilities:
     Depreciation, tax in excess of book                                          (24,392)          (18,730)
     Inventory adjustments                                                              -            (1,116)
     Pension obligation                                                            (4,198)           (2,830)
     Other, net                                                                    (10,564)          (8,172)
                                                                                   -------           -------
                                                                                   (39,154)          (30,848)
                                                                                   -------           -------
        Net deferred tax asset                                                     $26,752           $27,942
                                                                                   -------           -------
                                                                                   -------           -------

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

   Since June 1996, the Company self-insures its product liability losses in the United States up to $2.5 million per occurrence ($3.0 million between June 1995 and June 1996). Catastrophic coverage is maintained for occurrences in excess of $2.5 million ($3.0 million between June 1995 and June 1996) up to $100 million ($25 million between June 1995 and June 1998). Prior to June 1995, the Company was self-insured for all product liability losses in the United States. Outside the United States, the Company is insured for product liability losses up to $100 million ($25 million before June 1998) per occurrence and in the aggregate. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

   At December 31, 1998, the Company was contingently liable for $13.3 million related to letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

8. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

   The Company has several noncontributory defined benefit pension plans covering substantially all employees of the Motorcycles segment. Benefits are based primarily on years of service and, for certain plans, levels of compensation.

                                                                  Qualified
                                                               Pension Benefits                   Other Benefits
                                                            1998            1997               1998             1997
                                                            ----            ----               ----             ----
                                                                                  (In thousands)
     Change in benefit obligation:
       Benefit obligation, beginning of year             $201,643         $176,619           $52,892          $49,289
       Service cost                                         9,244            7,770             2,438            1,990
       Interest cost                                       16,480           14,861             4,261            3,967
       Amendments                                               -            7,403                -                17
       Actuarial (gains) losses                            15,710             (137)            3,726               (81)
       Plan participant's contributions                     3,218            2,643                 -                -
       Benefits paid                                       (8,130)         (7,516)            (2,375)          (2,290)
                                                          --------        --------             ------           ------
     Benefit obligation, September 30                     238,165          201,643            60,942           52,892

     Change in plan assets:
       Fair value of plan assets, beginning of year       180,640          137,914                 -                -
       Actual return on plan assets                        (1,897)          36,075                 -                -
       Company contributions                               13,374           11,524             2,375            2,290
       Plan participant contributions                       3,218            2,643                 -                -
       Benefits paid                                       (8,130)          (7,516)           (2,375)          (2,290)
                                                          --------         --------            ------          ------
     Fair value of plan assets, September 30              187,205          180,640                 -                -

     Funded status of the plans:
       Benefit obligation over plan assets                 50,960           21,003            60,942           52,892
       Unrecognized transition asset                          467              815                 -                -
       Unrecognized prior service cost                    (20,582)         (22,670)            1,888            2,126
       Unrecognized net gain (loss)                       (33,192)           1,129             9,739           14,089
                                                           -------         -------           -------           --------
     (Prepaid) accrued benefit cost, September 30          (2,347)             277            72,569           69,107
       Fourth quarter contributions                          (709)            (773)             (486)            (693)
                                                       -----------         --------         --------         --------
     (Prepaid) accrued benefit cost, December 31       $  (3,056)         $   (496)          $72,083          $68,414
                                                       -----------        ---------         --------         --------
                                                       -----------        ---------         --------         --------

 Amounts recognized in the Statement of Financial Position, December 31:

       Accrued benefit liability                       $ 13,757           $    191           $72,083          $68,414
       Prepaid benefit cost                                   -               (687)                -                -
       Intangible asset                                 (16,813)                 -                 -                -
                                                       -----------        ---------         --------         --------
       Net amount recognized                           $ (3,056)         $   (496)           $72,083          $68,414
                                                       -----------        ---------         --------         --------
                                                       -----------        ---------         --------         --------


Amounts applicable to the Company's pension plan(s) with accumulated benefit obligations in excess of plan assets (in thousands):

                                                           1998               1997
                                                           ----               ----
            Projected benefit obligation                 $144,472            $71,567
            Accumulated benefit obligation               $131,004            $66,818
            Fair value of plan assets                    $117,586            $66,319

   The projected benefit obligation exceeds the fair value of plan assets for all plans at September 30, 1997 and 1998. The pension plans' funded status at September 30, 1998 reflects the impact of the short-term decline of the plans' investments in U.S. equity markets experienced during the third quarter of 1998. The fair value of the plans' assets at June 30, 1998 and December 31, 1998 were approximately $207 million and $223 million, respectively.


                                                                   Qualified
                                                                Pension Benefits                  Other Benefits
                                                            1998       1997       1996        1998      1997      1996
                                                            ----       ----       ----        ----      ----      ----
                                                                           (In thousands)
         Components of net periodic benefit cost:
           Service cost                                  $ 9,244    $ 7,770    $ 6,243      $2,438    $1,990     $2,036
           Interest cost                                  16,480     14,861     12,540       4,261     3,967      3,524
           Expected return on plan assets                (16,864)   (14,052)   (12,222)         -         -          -
           Amortization of unrecognized:
              Net transition asset                          (349)      (349)      (349)         -         -          -
              Prior service cost                           2,088      1,912      1,132         (238)    (239)      (239)
              Net (gain) loss                                151        509        772         (624)    (602)      (826)
                                                         -------    -------   --------       -------  -------   -------
           Net periodic benefit cost                     $10,750    $10,651    $ 8,116       $5,837   $5,116     $4,495
                                                         -------    -------   --------       -------  -------   -------
                                                         -------    -------   --------       -------  -------   -------

         Weighted-average assumptions as of
            September 30:
              Discount rate                                 8.0%       8.3%       8.3%         8.0%     8.3%       8.3%
              Expected return on plan assets               10.3%      10.3%      10.3%         n/a       n/a        n/a
              Rate of compensation increase                 5.0%       5.0%       5.0%         n/a       n/a        n/a

   Included in the pension plan assets are 636,796 and 453,906 shares of the Company's common stock at December 31, 1998 and 1997, respectively. The market value of these shares at December 31, 1998 and 1997 was $30.2 million and $12.3 million, respectively. Dividends paid on shares of the Company's stock were approximately $99,000 and $61,000 during 1998 and 1997, respectively.

   Certain of the Company's pension plans relating to hourly and salaried employees have been amended to increase the scheduled benefits. During 1996, the Company accrued approximately $2.0 million related to early retirement benefits offered to some hourly employees.

   The Company has several postretirement health care benefit plans covering substantially all employees of the Motorcycles segment. Employees are eligible to receive benefits upon attaining age 55 after rendering at least 10 years of service to the Company. The Company's postretirement health care plans are currently funded as claims are submitted. Some of the plans require employee contributions to offset benefit costs.

   The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was 7% in 1998. The per capita health care cost trend rate is assumed to decrease gradually to 6% for 1999 and remain at that level thereafter. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                              1-Percent         1-Percent
                                                              Increase           Decrease
                                                              --------           --------
    Effect on total of service and interest cost
       components in 1998                                         $1,000         $   (826)
    Effect on postretirement benefit obligation
       as of December 31, 1998                                    $6,541          $(5,836)

   The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $2.9 million, $2.9 million and $2.0 million for matching contributions during 1998, 1997 and 1996, respectively.

   The Company also has unfunded supplemental executive retirement plan (SERP) agreements with certain executive officers. The plan was instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. The Company has recorded a net liability of $7.2 million and $4.8 million for the SERP at December 31, 1998 and 1997, respectively.

9. CAPITAL STOCK

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

   In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During 1998, the Company repurchased 600,000 shares of its common stock, with cash on hand, under this authorization.

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

   Information with respect to nonvested stock outstanding is as follows:

                                                              1998             1997              1996
                                                              ----             ----              ----
  Outstanding at beginning of year at
        $2.37 to $17.53 per share                             152,800        167,800           203,400
     Nonvested shares granted at
        $11.53 to $17.53                                            -              -            32,800
     Nonvested shares vested at
        $2.37 to $13.47 per share                                   -         (15,000)          (68,400)
                                                              -------         -------           -------
     Total shares outstanding at end of year at
        $11.53 to $17.53 per share                            152,800        152,800           167,800
                                                              -------         -------           -------
                                                              -------         -------           -------
     Weighted-average fair value of
        shares granted during the year                            N/A            N/A            $17.53
                                                                  ---           ----            ------
                                                                  ---           ----            ------

   Expense in 1998, 1997 and 1996 associated with this nonvested stock plan was $.3 million, $.4 million, and $.4 million, respectively.

   The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options may be exercised one year after the date of grant, not to exceed 25 percent of the shares in the first year with an additional 25 percent to be exercisable in each of the following three years. The options expire ten years from the date of grant. The number of shares of common stock available for future grants under such plans were 4.7 million and 5.6 million at December 31, 1998 and 1997, respectively.

   The following table summarizes the transactions of the Company's Stock Option Plan for the three-year period ended December 31, 1998:

                                         1998                                    1997                          1996
                         --------------------------------------- ----------------------------------------  -------------
                                                 Weighted Average                   Weighted Average
                                     Options      Exercise Price       Options       Exercise Price        Options
   Options outstanding at
     beginning of year              6,242,401            12.23         6,398,292          $10.04          7,100,166
   Options granted                  1,030,061            29.26         1,058,178           20.86          1,097,080
   Options exercised               (1,164,143)            8.04          (989,259)           6.51         (1,538,806)
   Options cancelled                  (54,516)           21.18          (224,810)          15.88           (260,148)
                                   ----------                           ---------                          ---------
   Options outstanding at
     end of year                    6,053,803            15.86         6,242,401           12.23          6,398,292
                                   ----------                           ---------                          ---------

   Weighted-average fair value
     of options granted during
       the year                        $11.28                              $8.13                             $ 7.13
                                       ------                              -----                             ------
                                       ------                              -----                             ------

   Number of options exercisable
     at end of year                 3,523,630           $10.85         3,653,421          $ 8.45          3,649,876
                                    ---------           ------         ---------          ------          ---------
                                    ---------           ------         ---------          ------          ---------

   Options outstanding at December 31, 1998:

                                                                            1998
                                                                  -------------------------------
                                                                                Weighted Average
                                                                   Options       Exercise Price
    Price range $2.30 to $10;
      weighted-average contractual
      life of 2.7 years                                           1,499,596            $  5.47
    Price range $10.01 to $20;
      weighted-average contractual
      life of 6.2 years                                           2,566,059             $14.71
    Price range $20.01 to $30;
      weighted-average contractual
      life of 8.6 years                                           1,942,166             $24.85
    Price range $30.01 to $40;
      weighted-average contractual
      life of 9.3 years                                              24,900             $35.91
    Price range $40.01 to $50;
      weighted-average contractual
      life of 9.9 years                                              21,082             $42.38
                                                                 ----------
                                                                  6,053,803
                                                                 ----------
                                                                 ----------

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

   For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                      1998             1997              1996
                                                      ----             ----              ----
    Pro forma net income                          $207,857         $169,883          $162,733
    Pro forma earnings per share:
      Basic                                          $1.37            $1.12             $1.08
    Diluted                                           1.35             1.11              1.07

   In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of approximately 6%, 6% and 5%, respectively; dividend yield of .5%; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of two years from the vesting date. Forfeitures are recognized as they occur. These pro forma calculations only include the effects of grants made in 1995 and thereafter.

10. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share. All share and per share data have been adjusted to reflect the stock split described in Note 9. (In thousands, except per share amounts).

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                               1998              1997             1996
                                                               ----              ----             ----
     NUMERATOR
     Income from continuing operations
       used in computing basic and
       diluted earnings per share                            $213,500           $174,070          $143,409
                                                             --------           --------          --------
                                                             --------           --------          --------
     DENOMINATOR
     Denominator for basic earnings per share -
       weighted-average common shares                         152,227            151,650           150,683
     Effect of dilutive securities - employee
       stock options and nonvested stock                        2,476              2,298             2,242
                                                             --------           --------          --------
     Denominator for diluted earnings per share -
       adjusted weighted-average shares                       154,703            153,948           152,925
                                                              -------            -------           -------
                                                              -------            -------           -------
     Basic earnings per share                                   $1.40              $1.15              $.95
                                                                -----              -----              ----
                                                                -----              -----              ----
     Diluted earnings per share                                 $1.38              $1.13              $.94
                                                                -----              -----              ----
                                                                -----              -----              ----

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, finance receivables, debt and forward foreign exchange contracts. The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.

   None of the Company's debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

   The Company enters into forward foreign exchange contracts to hedge against sales transactions denominated in European currencies and Japanese Yen. At December 31, 1998, the Company had forward foreign exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. Dollars. These contracts represent a combined U.S. dollar equivalent commitment of approximately $118 million and $70 million at December 31, 1998 and 1997, respectively. Substantially all current contracts have maturities of less than one year. Unrealized gains and losses on these forward foreign exchange contracts, which were not material at December 31, 1998 or 1997, are deferred and recognized at the time the hedged transaction is settled.

   Eaglemark has interest rate cap and swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. Eaglemark had approximately $63 million and $62 million in interest rate swaps outstanding at December 31, 1998 and 1997, respectively. Eaglemark had approximately $20 million in interest rate caps outstanding at December 31, 1997, which expired during 1998. The fair value of the caps and swaps, if Eaglemark were to terminate the agreements, was not material at December 31, 1998 and 1997.

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

   The Motorcycles and Related Products (Motorcycles) segment consists primarily of the Company's wholly owned subsidiary, H-D Michigan, Inc., its wholly owned subsidiary, Harley-Davidson Motor Company and Buell Motorcycle Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and sport motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company holds a smaller market share in the European market, which is a larger market than the United States, and in the Japanese market, which is a smaller market than the United States.

   The Financial Services segment consists of the Company's wholly owned subsidiary, Eaglemark Financial Services, Inc. Eaglemark provides motorcycle floor planning and parts and accessories financing to the Company's participating North American and European dealers. Eaglemark also offers retail financing opportunities to the Company's domestic motorcycle customers. In addition, Eaglemark has established The Harley-Davidson-Registered Trademark-Chrome VISA-Registered Trademark-Card for customers in the United States. Eaglemark also provides property and casualty insurance and extended service contracts for motorcycles through a group of unaffiliated insurance underwriters. A smaller portion of its customers are in other leisure products businesses.

   The Company early adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1997. Adoption of the Statement required the Company to change the disclosure of geographic information but did not require significant changes in the way segments were disclosed.

     Information by industry segment is set forth below (in thousands):

                                                             1998             1997              1996
                                                             ----             ----              ----
     Net sales:
       Motorcycles and Related Products                    $2,063,956       $1,762,569        $1,531,227
       Financial Services (1)                                  n/a              n/a               n/a
                                                           ----------       ----------        ----------
                                                           $2,063,956       $1,762,569        $1,531,227
                                                           ----------       ----------        ----------
                                                           ----------       ----------        ----------
     Income from operations:
       Motorcycles and Related Products                      $324,448         $265,486          $228,093
       Financial Services (1)                                  20,211           12,355             7,801
       General corporate expenses                             (11,043)           (7,838)           (7,448)
                                                             --------         ---------         ---------
                                                             $333,616         $270,003          $228,446
                                                             --------         ---------         ---------
                                                             --------         ---------         ---------

       Information by industry segment is set forth below (in thousands):

                                          Motorcycles
                                          and Related           Financial
                                            Products             Services        Corporate      Consolidated
                                          ------------           --------        ---------      ------------
       1998
       Identifiable assets                   $1,010,640          $743,585         $165,984        $1,920,209
       Depreciation and amortization             80,663             6,488              271            87,422
       Net capital expenditures                 178,444             4,202              124           182,770

       1997
       Identifiable assets                     $856,779          $598,514         $143,608        $1,598,901
       Depreciation and amortization             66,426             3,489              263            70,178
       Net capital expenditures                 183,194             2,834              143           186,171

       1996
       Identifiable assets                     $770,271          $387,666         $142,048        $1,299,985
       Depreciation and amortization             51,657             3,367              258            55,282
       Net capital expenditures                 176,771             1,994                6           178,771

       (1) The results of operations for the financial services subsidiary are included as operating income from financial services in the statements of operations. See Note 4.

   (b) Geographic information

       Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                                  1998             1997              1996
                                                                  ----             ----              ----
                                                                                 (In thousands)
   Revenues (1):
     United States                                              $1,566,559       $1,304,748        $1,110,527
   Canada                                                           73,908          62,717            58,053
   Germany                                                          84,436          81,541            82,800
   Japan                                                           102,245          90,243            79,401
   Other foreign countries                                         236,808         223,320           200,446
                                                                ----------      -----------       -----------
                                                                $2,063,956      $1,762,569        $1,531,227
                                                                ----------      -----------       -----------
                                                                ----------      -----------       -----------
   Long-lived assets (2):
     United States                                                $722,854         $607,363          $492,054
     Other foreign countries                                         6,676            7,073             7,508
                                                                 ---------        ---------         ---------
                                                                  $729,530         $614,436          $499,562
                                                                 ---------        ---------         ---------
                                                                 ---------        ---------         ---------

(1) Revenues are attributed to geographic regions based on location of customer.

(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments, including finance receivables.

    SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions, except per share data)


                                              1st Quarter              2nd Quarter             3rd Quarter            4th Quarter
                                           1998        1997        1998        1997        1998        1997        1998        1997
                                           ----        ----        ----        ----        ----        ----        ----        ----

Net sales                                 $466.5     $427.1       $517.2     $444.1       $517.2     $444.2       $563.1     $447.2
Gross profit                               149.9      138.2        177.5      150.3        171.1      145.2        192.3      152.5
Net income                                  44.7       40.3         55.4       49.2         52.4       41.1        61.0        43.5

Earnings per common share
  from continuing operations:
    Basic                                    .29        .27          .36        .32          .34        .27          .40        .29

    Diluted                                  .29        .26          .36        .32          .34        .27          .39        .28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included or to be included in the Company's definitive proxy statement for the 1999 annual meeting of shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1998 (the "Proxy Statement"), under the captions "1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

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

                  2. FINANCIAL STATEMENT SCHEDULES - The financial statement schedule listed in the -accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

                  3. EXHIBITS - The exhibits listed on the accompanying List of Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]


                                                                                                              PAGE
Consolidated statements of operations for each of the three years in the period ended
  December 31, 1998                                                                                             33

Consolidated balance sheets at December 31, 1998 and 1997                                                       34

Consolidated statements of cash flows for each of the three years in the period ended
  December 31, 1998                                                                                             35

Consolidated statements of shareholders' equity for each of the three years
  in the period ended December 31, 1998                                                                         36

Notes to consolidated financial statements                                                                      37

Consolidated financial statement schedules for each of the three years in the period ended December 31, 1998

      II -  Valuation and qualifying accounts                                                                   59

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

    3.2      By-Laws

    4.1      Form of Rights Agreement between the Registrant and Firstar Trust
             Company

    4.2      Amendment to Rights Agreement dated as of June 21, 1991

    4.3      Amendment to Rights Agreement dated as of August 23, 1995

    4.4      Amendments to Rights Agreement dated as of February 18, 1999

   10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, Teerlink and Gray and Ms. Lione.

   10.2*     1988 Stock Option Plan

   10.3*     1990 Stock Option Plan

   10.4*     1995 Stock Option Plan

   10.5*     1998 Director Stock Plan

   10.6* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, McCaslin, Teerlink, Werner, Wilke and Ziemer and Ms. Lione.

   10.7*     Deferred Compensation Plan

   10.8* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Hutchinson, McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and Ms. Lione

   10.9* Harley-Davidson, Inc. Corporate Short Term Incentive Plan, as amended, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders

   10.10* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, Gray and McCaslin


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

   27        Financial Data Schedule for 1998





* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                                                                     SCHEDULE II


                              HARLEY-DAVIDSON, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                             Balance at      Additions                            Balance
                                                             beginning       charged to                           at end
Classification                                               of Year           Expense         Deductions(1)      of Year
--------------                                               -------           -------         -------------      -------

Accounts receivable Allowance for doubtful accounts:

        1998                                                  $1,548          $   481           $  (163)           $1,866
                                                              ------          -------           -------            ------
        1997                                                  $1,918          $     0           $  (370)           $1,548
                                                              ------          -------           -------            ------
        1996                                                  $1,541          $   377           $     0            $1,918
                                                              ------          -------           -------            ------


Finance receivables Allowance for doubtful accounts:
        1998                                                  $6,867          $10,338           $(7,227)           $9,978
                                                              ------          -------           -------            ------
        1997                                                  $4,133          $ 6,547           $(3,813)           $6,867
                                                              ------          -------           -------            ------
        1996                                                  $3,359          $ 1,382          $   (608)           $4,133
                                                              ------          -------           -------            ------


Inventories -
  Allowance for obsolescence
        and loss (2):
        1998                                                  $3,758          $5,190          $   (647)           $8,301
                                                              ------          -------           -------            ------
        1997                                                  $4,634          $1,642          $ (2,518)           $3,758
                                                              ------          -------           -------            ------
        1996                                                  $2,232          $3,846          $ (1,444)           $4,634
                                                              ------          -------           -------            ------



  (1) Represents amounts written off to the reserve, net of recoveries.

  (2) Stated in last-in, first-out (LIFO) cost.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19,1999.

HARLEY-DAVIDSON, INC.

   By:/s/ Jeffrey L. Bleustein
   ---------------------------------------
    Jeffrey L. Bleustein
    Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

            NAME                                          TITLE
   /s/ Jeffrey L. Bleustein               Chairman, Chief Executive Officer and Director
   ------------------------------         (Principal executive officer)
   Jeffrey L. Bleustein

   /s/ James L. Ziemer                    Vice-President and Chief Financial Officer
   ------------------------------         (Principal financial officer)
   James L. Ziemer

   /s/ James M. Brostowitz                Vice-President/Controller and Treasurer
   ------------------------------         (Principal accounting officer)
   James M. Brostowitz

   /s/ Barry K. Allen                     Director
   ------------------------------
   Barry K. Allen

   /s/ Richard I. Beattie                 Director
   ------------------------------
   Richard I. Beattie

   /s/ Richard J. Hermon-Taylor           Director
   ------------------------------
   Richard J. Hermon-Taylor

   /s/ Donald A. James                    Director
   ------------------------------
   Donald A. James

   /s/ Richard G. LeFauve                 Director
   ------------------------------
   Richard G. LeFauve

   /s/ Sara L. Levinson                   Director
   ------------------------------
   Sara L. Levinson

   /s/ James A. Norling                   Director
   ------------------------------
   James A. Norling

   /s/ Richard F. Teerlink                Director
   ------------------------------
   Richard F. Teerlink

                                INDEX TO EXHIBITS
                           [Items 14(a)(3) and 14(c)]

EXHIBIT NO   DESCRIPTION

    3.1       Restated Articles of Incorporation

    3.2 By-Laws (incorporated herein by reference to Exhibit 3.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183))

    4.1 Form of Rights Agreement between the Registrant and Firstar Trust Company (incorporated herein by reference to Exhibit 4.6 to the Registrants' Quarterly Report on Form 10-Q for the period ended September 30, 1990 (File No. 1-9183))

    4.2 Amendment to Rights Agreement dated as of June 21, 1991 (incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form 8-B dated June 24, 1991 (File No. 1-9183 (the "Form 8-B"))

    4.3 Amendment to Rights Agreement dated as of August 23, 1995 (incorporated herein by reference to Exhibit 4 to the Registrants' Quarterly Report on Form 10-Q for the period ended September 24, 1995 (File No. 1-9183))

    4.4 Amendment to Rights Agreement dated as of February 18, 1999 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated February 18, 1999 (File No. 1-9183))

   10.1* Form of Employment Agreement between the Registrant and each of Messrs. Bleustein, Teerlink and Gray and Ms. Lione (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-5871))

   10.2* Harley-Davidson, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9183)).

   10.3* Harley-Davidson, Inc. 1990 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9183))

   10.4* Harley-Davidson, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9183))

   10.5* Harley-Davidson, Inc. 1998 Director Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-8 (File No. 333-51741))


   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

                                INDEX TO EXHIBITS
                           [Items 14(a)(3) and 14(c)]

EXHIBIT NO.       DESCRIPTION

   10.6* Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, McCaslin, Teerlink, Werner, Wilke and Ziemer and Ms. Lione (incorporated herein by reference to Exhibit 10.7 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

   10.7* Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.8 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

   10.8* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Hutchinson, McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

   10.9* Harley-Davidson, Inc. Corporate Short Term Incentive Plan, as amended, subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders

   10.10* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein, Gray and McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

   10.11* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Gray, Hutchinson, McCaslin, Storm, Teerlink, Werner, Wilke and Ziemer and Ms. Lione (incorporated herein by reference to Exhibit 10.12 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

   10.12* Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, Gray, Werner and Teerlink (incorporated herein by reference from Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

   10.13* Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

   10.14* Description of post-retirement life insurance equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))


   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

                                INDEX TO EXHIBITS
                           [Items 14(a)(3) and 14(c)]

EXHIBIT NO.       DESCRIPTION

   21             List of Subsidiaries

   23             Consent of Ernst & Young LLP, Independent Auditors

   27             Financial Data Schedule for 1998