Form 10-Q
period 1999-03-28
HARLEY DAVIDSON INC
filed 1999-05-10
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 28, 1999
     or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______________ to ______________


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

Common Stock Outstanding as of May 6, 1999:  153,396,808 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                      For the Quarter Ended March 28, 1999




                                                                          Page
Part I.  Financial Information

     Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations          3

                  Condensed Consolidated Balance Sheets                    4

                  Condensed Consolidated Statements of Cash Flows          5

                  Notes to Condensed Consolidated Financial Statements     6-9


     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-16


     Item 3. Quantitative and Qualitative Disclosures about Market Risk    16


Note regarding forward looking statements                                  16


Part II.  Other Information


     Item 1. Legal Proceedings                                             17

     Item 6. Exhibits and Reports on Form 8-K                              17

     Signatures                                                            18

     Exhibit Index                                                         19

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                Three months ended
                                                                ------------------

                                                            Mar. 28,            Mar. 29,
                                                             1999                 1998
                                                             ----                 ----

Net sales                                                 $ 558,567              $466,527
Cost of goods sold                                          369,433               316,652
                                                          ---------              --------
Gross profit                                                189,134               149,875
Operating income from financial services                      2,642                 2,585
Operating expenses                                         (100,459)              (81,653)
                                                          ---------              --------
Income from operations                                       91,317                70,807
Interest income, net                                          1,489                   774
Other income (expense), net                                     178                (1,189)
                                                          ---------              --------
Income before provision for income taxes                     92,984                70,392
Provision for income taxes                                   33,940                25,694
                                                          ---------              --------
Net income                                                $  59,044              $ 44,698
                                                          =========              ========

Earnings per common shares:
  Basic                                                   $     .39              $    .29
                                                          =========              ========
  Diluted                                                 $     .38              $    .29
                                                          =========              ========
Weighted-average common shares outstanding:
  Basic                                                     153,046               151,834
                                                          =========              ========
  Diluted                                                   155,686               154,201
                                                          =========              ========

Cash dividends per share                                  $     .04              $   .035
                                                          =========              ========



                             See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                             (Unaudited)                         (Unaudited)
                                                               Mar. 28,           Dec. 31,          Mar. 29,
                                                                1999               1998               1998
                                                                ----               ----               ----

ASSETS
Current assets:
  Cash and cash equivalents                                 $   145,238         $   165,170        $    95,236
  Accounts receivable, net                                      139,633             113,417            124,974
  Finance receivables, net                                      401,746             360,341            320,107
  Inventories (Note 2)                                          154,127             155,616            128,869
  Other current assets                                           46,909              50,419             41,219
                                                            -----------         -----------        -----------
Total current assets                                            887,653             844,963            710,405
Finance receivables, net                                        427,076             319,427            334,916
Property, plant and equipment, net                              627,499             627,759            535,566
Goodwill                                                         50,406              51,197             46,039
Other assets                                                     75,486              76,863             67,428
                                                            -----------         -----------        -----------
                                                            $ 2,068,120         $ 1,920,209        $ 1,694,354
                                                            ===========         ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   130,759         $   122,722        $   116,743
  Accrued expenses and other                                    193,792             199,051            155,496
  Current portion of finance debt                               238,288             146,742            152,586
                                                            -----------         -----------        -----------
Total current liabilities                                       562,839             468,515            424,825

Finance debt                                                    280,000             280,000            280,000
Other long-term liabilities                                      59,351              69,700             62,595
Postretirement health care benefits                              73,152              72,083             69,264

Contingencies (Note 6)

Total shareholders' equity                                    1,092,778           1,029,911            857,670
                                                            -----------         -----------        -----------
                                                            $ 2,068,120         $ 1,920,209         $1,694,354
                                                            ===========         ===========        ===========


                             See accompanying notes.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                  Three months ended
                                                                                  ------------------

                                                                              Mar. 28,            Mar. 29,
                                                                                1999                1998
                                                                                ----                ----
Cash flows from operating activities:
  Net income                                                                 $ 59,044             $ 44,698
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                             26,335               19,064
     Long-term employee benefits                                               (6,207)               3,063
     Other, net                                                                 4,871                2,403
     Net change in other current assets and current liabilities               (17,012)             (32,990)
                                                                             --------             --------
Net cash provided by operating activities                                      67,031               36,238

Cash flows from investing activities:
  Purchase of property and equipment                                          (25,794)             (21,546)
  Finance receivables acquired or originated                                 (737,744)            (572,069)
  Finance receivables collected/sold                                          584,421              460,944
  Other, net                                                                   (3,896)                (236)
                                                                             --------             --------
Net cash used in investing activities                                        (183,013)            (132,907)

Cash flows from financing activities:
  Net increase in finance debt                                                 91,546               61,940
  Dividends paid                                                               (6,264)              (5,448)
  Stock repurchase                                                                  -              (15,173)
  Issuance of stock under employee stock and option plans                      10,768                3,124
                                                                             --------             --------
Net cash provided by financing activities                                      96,050               44,443
                                                                             --------             --------

Net decrease in cash and cash equivalents                                     (19,932)             (52,226)
Cash and cash equivalents:
  At beginning of period                                                      165,170              147,462
                                                                             --------             --------
  At end of period                                                           $145,238             $ 95,236
                                                                             ========             ========


                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 28, 1999 and March 29, 1998, and the results of operations for the three-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - Inventories
The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                       Mar. 28,         Dec. 31,         Mar. 29,
                                                        1999              1998             1998
                                                        ----              ----             ----
      Components at the lower of cost,
      first-in, first-out (FIFO), or market:
      Raw material & work-in-process                  $ 55,596          $ 55,336         $ 38,887
      Finished goods                                    26,880            27,295           32,587
      Parts and accessories                             93,126            93,710           80,175
                                                      --------          --------         --------
                                                       175,602           176,341          151,649
Excess of FIFO over LIFO                                21,475            20,725           22,780
                                                      --------          --------         --------
Inventories as reflected in
 the accompanying condensed
   consolidated balance sheets                        $154,127          $155,616         $128,869
                                                      ========          ========         ========

Note 3 - Business Segments
The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services which consists of the Company's subsidiary, Eaglemark Financial Services, Inc (Eaglemark). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                        Three months ended
                                                        ------------------

                                                       Mar. 28        Mar. 29
                                                        1999           1998
                                                        ----           ----
Net sales:
    Motorcycles and Related Products                  $558,567       $466,527
    Financial Services                                     n/a            n/a
                                                      --------       --------
                                                      $558,567       $466,527
                                                      ========       ========

Income from operations:
    Motorcycles and Related Products                  $ 91,477       $ 71,051
    Financial Services                                   2,642          2,585
    General corporate expenses                          (2,802)        (2,829)
                                                      --------       --------
                                                      $ 91,317       $ 70,807
                                                      ========       ========

Note 4 - Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                         Three months ended
                                                         ------------------
                                                       Mar. 28      Mar. 29,
                                                        1999          1998
                                                        ----          ----
Numerator
Net income used in computing
 basic and diluted earnings per share                  $59,044       $44,698
                                                       =======       =======
Denominator
Denominator for basic earnings per share -
 weighted-average common shares                        153,046       151,834
Effect of dilutive securities - employee stock
 options and nonvested stock                             2,640         2,367
                                                       -------       -------
Denominator for diluted earnings per share-
 adjusted weighted-average shares                      155,686       154,201
                                                       =======       =======

Basic earnings per share                               $   .39       $   .29
                                                       =======       =======

Diluted earnings per share                             $   .38       $   .29
                                                       =======       =======

Note 5 - Comprehensive Income
During the three months ended March 28, 1999 and March 29, 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $58.7 million and $47.4 million, respectively.

Note 6 - Contingencies
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Resources in undertaking certain investigation and remediation activities. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar was obligated to reimburse the Company for a portion of its response costs at the Facility. In the first quarter of 1999, the Company received final payment of Minstar's portion of the response costs at the facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy and the settlement agreement with Minstar, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years, ending in 2009.

Note 7 - Capital Stock
The Company has designated .5 million of the 2.0 million authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 800 votes per share (subject to adjustment) and other rights such that the value of a one one-hundredth interest in a share of Preferred Stock should approximate the value of eight shares of common stock.

The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights), the agreement with respect to which was amended effective February 19, 1999. Each outstanding share of common stock entitles its holder to one-eighth Right. Under certain conditions, each Right entitles the holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $800, subject to adjustment. The Rights are only exercisable if a person or group has acquired 15% or more of the outstanding common stock or has announced an intention to acquire 25% or more of the outstanding common stock. If there is a 15% acquiring party, each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price. In addition, prior to the acquisition of 50% or more of the outstanding common stock by an acquiring party, the Board of Directors of the Company may exchange the Rights (other than the rights of an acquiring party which have become void), in whole or in part, at an exchange ratio of eight shares of common stock or one one-hundredth of a share of Preferred Stock (or a share of the company's preferred stock having equivalent rights, privileges, and preferences), per Right, subject to adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations for the Three Months Ended March 28, 1999
                Compared to the Three Months Ended March 29, 1998

For the quarter ended March 28, 1999, consolidated net sales totaled $558.6 million, a $92.1 million or 19.7% increase over the same period last year. Net income and diluted earnings per share for 1999 were $59.0 million and $.38 on
155.7 million weighted-average shares outstanding versus $44.7 million and $.29 on 154.2 million weighted-average shares outstanding in 1998, increases of 32.1% and 30.8%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three Month Periods Ended
                        March 28, 1999 and March 29, 1998
===============================================================================================

                                                1999         1998      Increase     %Change
===============================================================================================
                                  Motorcycle Unit Shipments
===============================================================================================
Harley-Davidson(R)motorcycle units                  41,181      34,482       6,699        19.4%
--------------------------------------------- ------------ ----------- ----------- ------------
Buell(R)motorcycle units                             2,013       1,350         663         49.1
--------------------------------------------- ------------ ----------- ----------- ------------
  Total motorcycle units                           43,194      35,832       7,362        20.5%
===============================================================================================
                                   Net sales (in millions)
===============================================================================================
  Harley-Davidson motorcycles                      $436.5      $361.3       $75.2        20.8%
--------------------------------------------- ------------ ----------- ----------- ------------
  Buell motorcycles                                  16.1        12.3         3.8         30.7
===============================================================================================
  Total motorcycles                                 452.6       373.6        79.0        21.1%
--------------------------------------------- ------------ ----------- ----------- ------------
  Motorcycle Parts and Accessories                   75.0        63.3        11.7         18.6
===============================================================================================
  General Merchandise                                29.5        29.2          .3          0.8
--------------------------------------------- ------------ ----------- ----------- ------------
  Other                                               1.5          .4         1.1        250.3
===============================================================================================
  Total Motorcycles and Related Products           $558.6      $466.5       $92.1        19.7%
============================================= ============ =========== =========== ============

The 19.7% increase in net sales recorded by the Motorcycles and Related Products (Motorcycles) segment was driven by a 20.5% increase in motorcycle unit shipments. During the first quarter of 1999, the Company produced and sold approximately 41,000 Harley-Davidson units and 2,000 Buell units.

The 1999 first quarter production increase of approximately 6,700 Harley-Davidson units was made possible by the Company's recent accomplishments in capacity expansion and two new limited edition models produced on a separate low volume assembly line.

The Company's expansion efforts combined with existing capacity have provided it with two Milwaukee area powertrain production facilities, which directly supply two final assembly plants in York, PA and Kansas City, MO. The Company believes the powertrain and assembly production capacity, combined with the fiberglass parts production and painting, provided by the Company's Tomahawk facility, will provide the foundation for continued production growth.(1) In addition to the volume created through expanded capacity, the Company also sold 670 FXR models, which are limited edition big twin Harley-Davidson(R) motorcycles. These models are being produced at the York, PA manufacturing facility on a separate low volume assembly line formerly used for military contract production.

Based on the production levels achieved in the first quarter, the Company has increased its 1999 annual production target to 168,000 Harley-Davidson units and set a second quarter production target of 43,500 units. (1)

The Company also increased its shipments of Buell(R) motorcycles by 663 units in the first quarter of 1999 compared to the first quarter 1998. The Company has increased its 1999 annual production target for Buell motorcycles to approximately 8,000 units. (1)

The Company's ability to reach the 1999 quarterly and annual targeted production levels will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and (iv) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates.

Sales of Parts and Accessories (P & A), which consists of Genuine Motor Parts(TM) and Genuine Motor Accessories(TM), totaled $75.0 million, up $11.7 million or 18.6% compared to the first quarter of 1998. General Merchandise sales, which include clothing and collectibles, totaled $29.5 million, up $.3 million, or .8%, compared to the first quarter of 1998. General Merchandise sales grew slower than the Company's long-term target due primarily to the timing of new product introductions in 1999 compared to 1998. The Company's long-term P&A and General Merchandise sales growth target is approximately the same as the Harley-Davidson motorcycle unit growth target. (1)

                                  Gross Profit
Gross profit increased $39.3 million, or 26.2%, compared to the first quarter of 1998 primarily due to an increase in motorcycle volume. The gross margin was 33.9% in 1999 compared to 32.1% in 1998. Gross margin in the first quarter of 1999 was positively impacted by favorable product and market mix when compared to the first quarter of 1998. Favorable product mix was driven by a one percent shift away from Sportster(R) motorcycle models into higher margin touring and custom models. Market mix was favorably impacted by a greater percentage of shipments to U.S. dealers resulting from a temporary shift away from shipments to international distributors when compared to the first quarter of 1998. The year-to-year comparison of first quarter gross margin is also impacted by higher costs incurred during the first quarter of 1998 in connection with the ramp-up of two new production facilities.


                               Operating Expenses
                        For the Three Month Periods Ended
                        March 28, 1999 and March 29, 1998
                              (Dollars in Millions)
===============================================================================================

                                                 1999        1998      Increase     %Change
-----------------------------------------------------------------------------------------------
Motorcycles and Related Products                    $97.7       $78.9       $18.8        23.9%
-----------------------------------------------------------------------------------------------
Corporate                                             2.8         2.8         0.0         0.0
===============================================================================================
Total operating expenses                           $100.5       $81.7       $18.8        23.0%
===============================================================================================

Total operating expenses, which include selling, administrative, engineering and corporate expenses, increased $18.8 million, or 23.0%, compared to the first quarter of 1998. Selling expenses increased $6.6 million, driven primarily by the increase in net sales, as well as higher marketing expenses related to specific programs in Europe. The remaining portion of the increase in operating expenses related to engineering and administrative expenses, and in particular higher costs related to the areas of information services and product development.

                    Operating income from financial services
The operating income for the Financial Services segment, which consists of the Company's subsidiary, Eaglemark Financial Services, Inc. (Eaglemark) was $2.6 million for the first quarter of 1999, approximately the same as 1998. Eaglemark's first quarter operating income was impacted by increased spending on systems and staffing in order to accommodate continued growth. The Company still expects Eaglemark operating income to grow at a rate faster than the motorcycle business growth rate for 1999. (1)

                                 Interest income
Interest income was higher than prior year primarily due to higher levels of cash available for short-term investing in the first quarter of 1999 compared to 1998.

                             Other Income (expense)
Other income in the first quarter of 1999 was approximately $1.4 million higher than the first quarter of 1998. The increase in other income over prior year relates to foreign exchange losses recorded in the first quarter of 1998 that did not recur in 1999.


                            Consolidated income taxes
The Company's effective income tax rate was 36.5% and for the first quarters of 1999 and 1998.

                                  Other Matters
                                  -------------

                         Buell Motorcycle Company Recall
On May 4, 1999 The Company's subsidiary, Buell Motorcycle Company, announced that it voluntarily recalled Buell(R) motorcycles produced from 1994 to 1999 to correct several components. The voluntary recalls affect no more than 18,637 Buell motorcycles, of which approximately 12,400 were sold in North America. The Company will establish a pretax reserve of $5.0 million, which it will charge to second quarter operations, to cover the estimated repair costs of these voluntary recalls. At this time, the Company is not adjusting its production target of 8,000 motorcycles for 1999. However, there can be no assurance that these recalls will not impact the production target in the future. (1)

                                  Environmental
The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached settlement agreements with its former parent (Minstar, successor to AMF Incorporated) and the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort.(1) The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years, ending in 2009. See Note 6 of the notes to condensed consolidated financial statements.

Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 1999 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

                               Impact of Year 2000
The Company has implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative with the assistance of some outside consultants. The team's activities are designed to ensure that there are no material adverse effects on the Company.

The Company has completed the assessment phase of its internal information services computer systems associated with the Year 2000. The assessment indicated that many of the Company's internal computer systems were vulnerable to Year 2000 issues. The Company is in the process of remediating the affected systems identified in the assessment by modifying or replacing portions of its software and hardware so that these computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company has assessed Year 2000 issues related to its non-information technology systems used in product development, engineering, manufacturing, and facilities. The Company has completed substantially all of these assessments and is currently working to modify or replace any non-information technology systems so that these systems will function properly with respect to dates in the year 2000 and thereafter.

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

The Company has also communicated with its dealers and distributors regarding their potential Year 2000 issues. The Company does not anticipate that potential Year 2000 issues at its dealers and distributors would have a material adverse effect on its ability to deliver its products and services to its dealers and ultimately to its customers.(1)

The Company's Year 2000 initiative is well under way and, based on the results of its progress to date, is expected to be substantially complete with its system modifications, replacements and testing by mid-1999.(1) While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an on-going basis as part of the Company's overall Year 2000 initiative.

Based on the Company's assessments to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimated to be approximately $11 million.(1) Approximately $.8 million of Year 2000 expense has been incurred in 1999 and $7.3 million since the initiative began in 1997.

The costs of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimates, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professionals, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present, the Company has not experienced any significant problems in these areas.

                         Liquidity and Capital Resources
                         -------------------------------

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $67.0 million of cash from operating activities during the first quarter of 1999 compared to $36.2 million in 1998. The largest component of cash from operating activities is net income adjusted for depreciation, which contributed $85.4 million in 1999 compared to $63.8 million in 1998. This component of operating cash flow was partially offset by changes in other current assets and liabilities.

Changes in other current assets and liabilities reduced operating cash flows by approximately $17.0 million and $33.0 million in the first quarter of 1999 and 1998, respectively. The major component of this amount relates to an increase in foreign accounts receivable (which have longer collection terms than domestic accounts receivable) of approximately $23.1 million and $22.1 million in the first quarter of 1999 and 1998, respectively. The first quarter increase in 1999 and 1998 is related to a higher level of international shipments during the first quarter, when compared to preceding fourth quarter. In addition, the 1998 changes in other current assets and current liabilities was also unfavorably impacted by increases in inventory and decreases in accounts payable, which did not recur during the first quarter of 1999.

Capital expenditures amounted to approximately $25.8 million and $21.5 million during the first quarter of 1999 and 1998, respectively. For the past several years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. Going forward, the Company's capital expenditures will continue to focus on capacity expansion at its new and previously existing facilities and will also focus on other areas such as product development, systems development and continuing operations. Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital required in 1999 will be in the range of $150-$170 million.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $600 million of which approximately $444 million was outstanding at March 28, 1999. Maturities of commercial paper issued range from 1 to 270 days. Eaglemark has in place a $326.5 million 364-day revolving credit facility with an option to increase to $350 million and a $250 million five-year revolving credit facility of which approximately $44 million was outstanding at March 28, 1999. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes, which expire in 2007. As anticipated, no securitization transactions were completed during the first quarter of 1999.

The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs.(1) As anticipated, no securitization transactions were completed during the first quarter of 1999. However, Eaglemark anticipates that further securitization transactions will be completed during the remainder of 1999, depending on market conditions.(1)

The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the second quarter of 1999, up to the filing date of this report, the Company has repurchased 270,000 shares of its common stock under the latter authorization, with cash on hand.

On February 19, 1999, the Company's Board of Directors declared a cash dividend of $.04 per share payable March 25, 1999 to shareholders of record March 15, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1998 annual report on Form 10-K.

(1) Note regarding forward-looking statements

The Company intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                 March 28, 1999

Item 1.  Legal Proceedings
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

See footnote 6 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
         27  Financial Data Schedule for March 28, 1999

         (b)  Reports on Form 8-K
         Amendments to Rights Agreement dated as of February 18, 1999

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                 March 28, 1999




                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARLEY-DAVIDSON, INC.





     Date:     May 10, 1999            /s/  James L. Ziemer
             ---------------------     ------------------------------------
                                       James L.  Ziemer
                                       Vice President and Chief Financial
                                       Officer (Principal Financial Officer)


               May 10, 1999            /s/  James M. Brostowitz
             ---------------------     ------------------------------------
                                       James M. Brostowitz
                                       Vice President, Controller and
                                       Treasurer (Principal Accounting Officer)

                                  Exhibit Index




Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule for March 28, 1999