Form 10-Q
period 1999-06-27
HARLEY DAVIDSON INC
filed 1999-08-11
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 27, 1999

       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________________ to ___________________


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

Common Stock Outstanding as of August 6, 1999:  152,400,174 Shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                       For the Quarter Ended June 27, 1999




                                                                          Page
                                                                          ----
Part I.  Financial Information

     Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income              3

                  Condensed Consolidated Balance Sheets                    4

                  Condensed Consolidated Statements of Cash Flows          5

                  Notes to Condensed Consolidated Financial Statements     6-9


     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    19

Note regarding forward looking statements                                  19

Part II.  Other Information


     Item 1. Legal Proceedings                                             20

     Item 4. Submission of Items to a Vote of Security Holders             20

     Item 6. Exhibits and Reports on Form 8-K                              21

     Signatures                                                            22

     Exhibit Index                                                         23

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                             Three months ended              Six months ended
                                                             ------------------              ----------------

                                                            Jun. 27,       Jun. 28,       Jun. 27,         Jun. 28,
                                                             1999           1998            1999            1998
                                                             ----           ----            ----            ----

Net sales                                                  $608,716       $517,164       $1,167,283        $983,691
Cost of goods sold                                          395,722        339,636          765,155         656,288
                                                           --------       --------       ----------         -------
Gross profit                                                212,994        177,528          402,128         327,403
Operating income from financial services                      9,118          6,355           11,760           8,940
Operating expenses                                         (115,478)       (96,644)        (215,937)       (178,297)
                                                           --------       --------       ----------        --------
 Income from operations                                     106,634         87,239          197,951         158,046
Interest income, net                                          1,992            612            3,481           1,386
Other, net                                                     (641)          (607)            (463)         (1,796)
                                                           --------       --------       ----------        --------
Income before provision for income taxes                    107,985         87,244          200,969         157,636
Provision for income taxes                                   39,415         31,843           73,355          57,537
                                                           --------       --------       ----------        --------
Net income                                                 $ 68,570       $ 55,401       $  127,614        $100,099
                                                           ========       ========       ==========        ========
Earnings per common share:
  Basic                                                    $    .45       $    .36       $      .83        $    .66
                                                           ========       ========       ==========        ========
  Diluted                                                  $    .44       $    .36       $      .82        $    .65
                                                           ========       ========       ==========        ========
Weighted-average common shares outstanding:
  Basic                                                     153,081        151,930          153,064         151,883
                                                           ========       ========       ==========        ========
  Diluted                                                   155,606        154,545          155,646         154,385
                                                           ========       ========       ==========        ========

Cash dividends per share                                   $   .045       $   .040       $     .085        $   .075
                                                           ========       ========       ==========        ========


                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                              Jun. 27,            Dec. 31,          Jun. 28,
                                                               1999                 1998              1998
                                                               ----                 ----              ----
                                                            -unaudited-                            -unaudited-

ASSETS
Current assets:
   Cash and cash equivalents                                 $  209,984          $  165,170         $  154,475
   Accounts receivable, net                                     100,813             113,417             91,336
   Finance receivables, net                                     369,218             360,341            302,247
   Inventories (Note 2)                                         149,060             155,616            131,525
   Other current assets                                          49,745              50,419             44,565
                                                             ----------          ----------         ----------
Total current assets                                            878,820             844,963            724,148

Finance receivables, net                                        426,000             319,427            346,097
Property, plant and equipment, net                              629,941             627,759            561,966
Goodwill                                                         51,182              51,197             45,323
Other assets                                                     76,247              76,863             68,467
                                                             ----------          ----------         ----------
                                                             $2,062,190          $1,920,209         $1,746,001
                                                             ==========          ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  112,521          $  122,722         $  118,395
   Accrued and other liabilities                                211,752             199,051            176,059
   Current portion of finance debt                              217,655             146,742            125,951
                                                             ----------          ----------         ----------
Total current liabilities                                       541,928             468,515            420,405

Finance debt                                                    280,000             280,000            280,000
Other long-term liabilities                                      62,895              69,700             63,308
Postretirement health care benefits                              73,934              72,083             70,164

Contingencies (Note 6)

Total shareholders' equity                                    1,103,433           1,029,911            912,124
                                                             ----------          ----------         ----------
                                                             $2,062,190          $1,920,209         $1,746,001
                                                             ==========          ==========         ==========

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                                Six months ended
                                                                                ----------------

                                                                            Jun. 27,         Jun. 28,
                                                                             1999              1998
                                                                             ----              ----
Cash flows from operating activities:
   Net income                                                             $  127,614        $  100,099
   Adjustments  to  reconcile  net  income  to net
    cash  provided  by  operating
     activities:
       Depreciation and amortization                                          52,911            40,387
       Provision for credit losses                                             9,712             4,570
       Long-term employee benefits                                            (4,968)            4,430
       Other, net                                                              1,474               329
       Net change in other current assets and current liabilities             24,436            16,861
                                                                          ----------        ----------
Net cash provided by operating activities                                    211,179           166,676

Cash flows from investing activities:
   Purchase of property and equipment                                        (54,789)          (69,135)
   Finance receivables acquired or originated                             (1,638,283)       (1,283,629)
   Finance receivables collected/sold                                      1,513,121         1,183,082
   Other, net                                                                 (7,794)           (7,677)
                                                                          ----------        ----------
Net cash used in investing activities                                       (187,745)         (177,359)


Cash flows from financing activities:
   Net increase in finance debt                                               70,913            35,292
   Dividends paid                                                            (13,382)          (11,668)
   Stock repurchase                                                          (56,458)          (15,174)
   Issuance of stock under employee stock and option plans                    20,307             9,246
                                                                          ----------        ----------
 Net cash provided by financing activities                                    21,380            17,696
                                                                          ----------        ----------

Net increase in cash and cash equivalents                                     44,814             7,013

Cash and cash equivalents:
  At beginning of period                                                     165,170           147,462
                                                                          ----------        ----------
  At end of period                                                        $  209,984        $  154,475
                                                                          ==========        ==========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 27, 1999 and June 28, 1998, and the results of operations for the three- and six-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Inventories
The Company values its inventories at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Inventories consist of the following (in thousands):

                                                          Jun. 27,         Dec. 31,          Jun. 28,
                                                            1999             1998              1998
                                                            ----             ----              ---
Components at the lower of cost, first-in,
  first-out (FIFO), or market:
     Raw material & work-in-process                       $ 59,499         $ 55,336          $ 47,335
     Finished goods                                         20,564           27,295            23,517
     Parts & accessories and general merchandise            90,472           93,710            84,202
                                                          --------         --------          --------
170,535   176,341                                          155,054
Excess of FIFO over LIFO                                    21,475           20,725            23,529
                                                          --------         --------          --------
Inventories as reflected in the accompanying
 condensed consolidated balance sheets                    $149,060         $155,616          $131,525
                                                          ========         ========          ========

Note 3 - Business Segments
The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services which consists of the Company's subsidiary, Eaglemark Financial Services, Inc. (Eaglemark). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                           Three months ended               Six months ended
                                                           ------------------               ----------------

                                                        Jun. 27,        Jun. 28,        Jun. 27,       Jun. 28,
                                                          1999            1998           1999            1998
                                                          ----            ----           ----            ----
Net sales:
     Motorcycles and Related Products                   $608,716        $517,164       $1,167,283      $983,691
     Financial Services                                   n/a              n/a            n/a             n/a
                                                        $608,716        $517,164       $1,167,283      $983,691
                                                        ========        ========       ==========      ========
Income from operations:
     Motorcycles and Related Products                   $100,140        $ 83,246       $  191,617      $154,297
     Financial Services                                    9,118           6,355           11,760         8,940
     General corporate expenses                           (2,624)         (2,362)          (5,426)       (5,191)
                                                        --------        --------       ----------      --------
                                                        $106,634        $ 87,239       $  197,951      $158,046
                                                        ========        ========       ==========      ========



Note 4 - Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                            Three months ended              Six months ended
                                                            ------------------              ----------------

                                                        Jun. 27,        Jun. 28,         Jun. 27,      Jun. 28,
                                                          1999            1998             1999          1998
                                                          ----            ----             ----          ----
Numerator
Net income used in computing
 basic and diluted earnings per share                   $ 68,570        $ 55,401         $127,614      $100,099
                                                        ========        ========         ========      ========


Denominator
Denominator for basic earnings per share -
 weighted-average common shares                          153,081         151,930          153,064      151,883
Effect of dilutive securities - employee stock
 options and nonvested stock                               2,525           2,615            2,582         2,502
                                                        --------        --------         --------      --------
Denominator for diluted earnings per share-
 adjusted weighted-average shares                        155,606         154,545          155,646       154,385
                                                        ========        ========         ========      ========

Basic earnings per share                                $    .45        $    .36         $    .83      $    .66
                                                        ========        ========         ========      ========

Diluted earnings per share                              $    .44        $    .36         $    .82      $    .65
                                                        ========        ========         ========      ========

Note 5 - Comprehensive Income
Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $64.6 million and $54.5 million for the three months ended June 27, 1999 and June 28, 1998, respectively. Total comprehensive income for the six months ended June 27, 1999 and June 28, 1998 was $123.3 million and $101.9 million, respectively.

Note 6 -  Contingencies
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar was obligated to reimburse the Company for a portion of its response costs at the Facility. In the first quarter of 1999, the Company received final payment of Minstar's portion of the response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years, ending in 2009.


Note 7 - Capital Stock
During the second quarter of 1999, the Company repurchased 1,010,000 shares of its outstanding common stock with $56.5 million of cash on hand. The shares were repurchased by the Company under its continuing authorization to repurchase shares to offset dilution caused by the exercise of stock options. See the "Liquidity and Capital Resources" section below for additional information on the Company's authorization to repurchase common stock.

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

         Results of Operations for the Three Months Ended June 27, 1999
                Compared to the Three Months Ended June 28, 1998

For the quarter ended June 27, 1999, consolidated net sales totaled $608.7 million, a $91.5 million or 17.7% increase over the same period last year. Net income and diluted earnings per share for the second quarter of 1999 were $68.6 million and $.44 on 155.6 million weighted average shares outstanding versus $55.4 million and $.36 on 154.5 million weighted average shares outstanding in 1998, increases of 23.8% and 22.9%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three Month Periods Ended
                         June 27, 1999 and June 28, 1998
============================================= ============ =========== ============ ============
                                                                        Increase
                                                 1999         1998     (Decrease)    %Change
============================================= ============ =========== ============ ============
                                  Motorcycle Unit Shipments
============================================= ============ =========== ============ ============
Harley-Davidson(R)motorcycle units                  44,771      37,753        7,018        18.6%
--------------------------------------------- ------------ ----------- ------------ ------------
Buell(R)motorcycle units                             1,512       1,497           15         1.0
--------------------------------------------- ------------ ----------- ------------ ------------
============================================= ============ =========== ============ ============
  Total motorcycle units                            46,283      39,250        7,033        17.9%
============================================= ============ =========== ============ ============
                                   Net sales (in millions)
============================================= ============ =========== ============ ============
  Harley-Davidson motorcycles                       $468.6      $400.9        $67.7        16.9%
--------------------------------------------- ------------ ----------- ------------ ------------
  Buell motorcycles                                   12.5        13.4         (.9)        (6.4)
--------------------------------------------- ------------ ----------- ------------ ------------
  Total motorcycles                                  481.1       414.3         66.8        16.1
--------------------------------------------- ------------ ----------- ------------ ------------
  Motorcycle Parts and Accessories                    99.7        79.3         20.4        25.7
--------------------------------------------- ------------ ----------- ------------ ------------
  General Merchandise                                 27.2        22.5          4.7        21.2
--------------------------------------------- ------------ ----------- ------------ ------------
  Other                                                 .7         1.1         (.4)       (38.4)
============================================= ============ =========== ============ ============
  Total Motorcycles and Related Products            $608.7      $517.2        $91.5        17.7%
============================================= ============ =========== ============ ============


The second quarter increase in net sales of $91.5 million, or 17.7%, was driven primarily by an 18.6% increase in Harley-Davidson motorcycle unit shipments. During the second quarter of 1999, the Company increased its Harley-Davidson motorcycle unit shipments and production to almost 45,000 units, approximately 7,000 units higher than the same period last year. This increase in unit production is primarily the result of the Company's ongoing success with its manufacturing strategy. This strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. In addition, 1999 second quarter unit shipments were positively impacted by the sale of 725 FXR models, which are limited edition big twin
Harley-Davidson motorcycles. The FXR's are being produced at the York, PA manufacturing facility on a separate low volume assembly line which was formerly used for military contract production.

Based on the production levels achieved in the second quarter, the Company has increased its 1999 annual production target to 172,000 Harley-Davidson units and set a third quarter production target of 42,000 units. (1)

Shipments of Buell motorcycle units in the second quarter of 1999 totaled 1,512 compared to 1,497 in the second quarter of 1998. During the second quarter of 1999, Buell motorcycle production was interrupted for five weeks until the parts associated with its recall could be supplied to the market. As a result, the Company has reduced the 1999 Buell motorcycle production target by 300 to 7,700 units. (1)

Parts and Accessories (P & A) sales were up $20.4 million or 25.7% compared to the second quarter of 1998. P&A sales increases were driven by increased engine sales combined with sales growth in Twin Cam 88 performance accessories and other new products. General Merchandise sales, which include clothing and collectibles, were up $4.7 million, or 21.2%, compared to the second quarter of 1998. Second quarter 1999 General Merchandise sales were positively impacted by the timing of shipments between the first and second quarters of 1999. The Company anticipates that long term sales growth targets for P&A and General Merchandise will continue to approximate the Harley-Davidson motorcycle unit growth target. (1)

The Company's ability to reach the 1999 quarterly and annual targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected product backorders and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit
Gross profit increased $35.5 million, or 20.0%, compared to the second quarter of 1998 primarily due to an increase in overall sales volume. The gross profit margin in the second quarter was 35.0% in 1999 compared to 34.3% in 1998. The increase in gross profit margin was primarily due to a greater percentage of shipments to domestic customers, partially offset by a weaker product mix. Also, 1998 gross profit margin was negatively impacted by facilities start-up costs, which the Company did not experience in the current year.

During the second quarter of 1999, the Company shipped approximately 80% of its Harley-Davidson motorcycle units domestically, compared to 76% during the second quarter of 1998. The Company's domestic motorcycle sales are direct to dealers, while approximately one half of its international shipments are to wholesale distributors, which carry a lower gross margin. Going forward, the Company expects that approximately 75% of its Harley-Davidson motorcycles will be shipped domestically. (1)

The 1999 second quarter gross profit margin was negatively impacted by a higher mix of Sportster shipments, which have a lower gross margin than touring and custom motorcycle models. Sportster motorcycle unit shipments made up 23% of the total Harley-Davidson unit shipments in the second quarter of 1999, compared to 20% during the second quarter of 1998. The Company expects the Sportster mix in the third and fourth quarters of 1999 to be approximately 24% of total Harley-Davidson unit shipments. (1)

                               Operating Expenses
                        For the Three-Month Periods Ended
                         June 27, 1999 and June 28, 1998
                              (Dollars in Millions)
===============================================================================================

                                                  1999        1998      Increase     %Change
-----------------------------------------------------------------------------------------------
Motorcycles and Related Products                 $112.9       $94.3       $18.6        19.7%
-----------------------------------------------------------------------------------------------
Corporate                                           2.6         2.4          .2        11.1
===============================================================================================
Total operating expenses                         $115.5       $96.7       $18.8        19.4%
===============================================================================================

Total operating expenses increased $18.8 million, or 19.4%, compared to the second quarter of 1998. Operating expenses in the second quarter of 1999 were higher than the same quarter a year ago primarily in the areas of sales, marketing and engineering. Second quarter 1999 operating expenses also include a $5.0 million charge related to the previously announced recall of Buell motorcycles. Comparatively, the second quarter of 1998 included a $3.7 million charge for the recall of ignition switches. The Company expects to continue to invest in its future growth in the second half of 1999, with increased spending in the areas of product development and marketing.(1) The Company expects increased spending in the second half of 1999 which may result in third and fourth quarter operating profit margins (% of sales) comparable to those achieved in the second half of 1998. (1)

                    Operating income from financial services
The operating income of Eaglemark Financial Services, Inc. (Eaglemark) was $9.1 million and $6.4 million for the second quarter of 1999 and 1998, respectively. Eaglemark benefited from the increase in the Company's U.S. motorcycle retail sales as well as increased market share in retail installment lending for the Company's motorcycles, which was 21.9% as of the end of the second quarter of 1999 compared to 18.7% for the same period a year ago.

                                 Interest income
Interest income was higher than in the prior year primarily due to higher levels of cash available for short-term investing in the second quarter of 1999 compared to 1998.

                            Consolidated income taxes
The Company's effective income tax rate was 36.5% for the second quarters of 1999 and 1998.

          Results of Operations for the Six Months Ended June 27, 1999
                 Compared to the Six Months Ended June 28, 1998

For the six month period ended June 27, 1999, the Company recorded net sales of $1,167.3 million, a $183.6 million or 18.7% increase over the same period last year. Net income and diluted earnings per share were $127.6 million and $.82 on
155.6 million weighted average shares outstanding versus $100.1 million and $.65 on 154.4 million weighted average shares, increases of 27.5% and 26.5%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                         For the Six-Month Periods Ended
                         June 27, 1999 and June 28, 1998
================================================ =========== ========== ============ ===========

                                                     1999       1998      Increase     %Change
================================================ =========== ========== ============ ===========
                                   Motorcycle Unit Shipments
================================================ =========== ========== ============ ===========
Harley-Davidson(R)motorcycle units                    85,952     72,235       13,717       19.0%
------------------------------------------------ ----------- ----------- ----------- -----------
Buell(R)motorcycle units                               3,525      2,847          678       23.8
------------------------------------------------ ----------- ----------- ----------- -----------
================================================ =========== ========== ============ ===========
  Total motorcycle units                              89,477     75,082       14,395       19.2%
================================================ =========== ========== ============ ===========
                             Net sales (in millions)
================================================ =========== ========== ============ ===========
  Harley-Davidson motorcycles                         $905.1     $762.2       $142.9       18.7%
------------------------------------------------ ----------- ---------- ------------ -----------
  Buell motorcycles                                     28.6       25.7          2.9       11.3
------------------------------------------------ ----------- ---------- ------------ -----------
  Total motorcycles                                    933.7      787.9        145.8       18.5
------------------------------------------------ ----------- ---------- ------------ -----------
  Motorcycle Parts and Accessories                     174.7      142.6         32.1       22.5
------------------------------------------------ ----------- ---------- ------------ -----------
  General Merchandise                                   56.7       51.7          5.0        9.7
------------------------------------------------ ----------- ---------- ------------ -----------
  Other                                                  2.2        1.5           .7       43.5
================================================ =========== ========== ============ ===========
  Total Motorcycles and Related Products            $1,167.3     $983.7       $183.6       18.7%
================================================ =========== ========== ============ ===========

The 18.7% increase in revenue was largely attributable to additional motorcycle unit shipments as demand for the Company's motorcycles continued to grow. The most recent information available (through May) indicates a combined U.S.
heavyweight (651+cc) market share of 46.9% (for Harley-Davidson and Buell) compared to 44.5% for the same period in 1998. This same market has grown at a 28.4% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell motorcycles) increased 35.2%. However, even with the planned production increases the Company does not expect to be able to sustain a thirty-plus percent rate of retail registration growth during the second half of 1999. (1)

European  data  (through  May)  show  the  Company  with  a  6.0%  share  of the heavyweight (651+cc) market, up from 5.7% for the same period in 1998. The European market (651+cc) has grown at a 9.1% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 14.6% compared to last year. The Company continues to actively work on improving its European distribution network and implement European focused marketing programs. The introduction of the Company's new Twin Cam 88 engine has also been well received by the European market.

Asia/Pacific (Japan and Australia) data (through May) show the Company with a 18.2% share of the heavyweight (651+cc) market, up from 14.2% for the same period in 1998. Asia/Pacific market registrations are 9.2% behind last year's year-to-date numbers, while registrations for the Company's motorcycles (Harley-Davidson and Buell) have increased 16.0% over 1998 year-to-date levels.

Parts and Accessories (P & A) sales of $174.7 million were up $32.1 million or 22.5% compared to the first half of 1998. General Merchandise sales, which include clothing and collectibles, of $56.7 million were up $5.0 million, or 9.7%, compared to the first half of 1998. P&A sales did grow slightly faster than the long-term target during the first half of 1999. However, long term sales growth targets for P&A and General Merchandise will continue to approximate the Harley-Davidson motorcycle unit growth target.(1)

                                  Gross Profit
Gross profit for the first six months of 1999 totaled $402.1 million, an increase of $74.7 million or 22.8% over the same period in 1998. The gross profit margin was 34.4% in 1999 compared to 33.3% for the first six months of 1998. The increase in gross profit margin was primarily due to a higher percentage of shipments to domestic customers in the first half of the current year. In addition, the half-year comparison of gross margin is also impacted by higher costs incurred during the first half of 1998 in connection with the ramp-up of two new production facilities.

                               Operating Expenses
                         For the Six-Month Periods Ended
                         June 27, 1999 and June 28, 1998
                              (Dollars in Millions)
===============================================================================================

                                                 1999        1998      Increase     %Change
-----------------------------------------------------------------------------------------------
Motorcycles and Related Products                $210.5      $173.1       $37.4         21.6%
-----------------------------------------------------------------------------------------------
Corporate                                          5.4         5.2          .2          4.5
===============================================================================================
Total operating expenses                        $215.9      $178.3       $37.6         21.1%
===============================================================================================


Total operating expenses of $215.9 million for the first six months of 1999 increased $37.6 million or 21.1% compared to the first six months of 1998. Operating expenses in the first half of 1999 were higher than the same period a year ago primarily in the areas of sales, marketing, engineering and information services. Operating expenses in the first half of 1999 also included a $5.0 million charge related to the previously announced recall of Buell motorcycles. Comparatively, the second quarter of 1998 includes a $3.7 million charge for the recall of ignition switches.

                    Operating income from financial services
The operating income of Eaglemark was $11.8 million and $8.9 million for the first half of 1999 and 1998, respectively. Eaglemark benefited from the increase in the Company's U.S. motorcycle retail sales as well as increased market share in retail installment lending for the Company's motorcycles. The Company's goal is to sustain Eaglemark's June year to date operating income growth rate of approximately 30% through the end of 1999.
(1)


                                 Interest income
Interest income was higher than prior year primarily due to higher levels of cash available for short-term investing in the first half of 1999 compared to 1998.

                             Other income (expense)
Other expense in the first half of 1999 was approximately $1.3 million lower than the first half of 1998. The decrease in other expense over prior year relates to foreign exchange losses recorded in the first half of 1998 that did not recur in 1999.

                            Consolidated income taxes
The Company's effective income tax rate was 36.5% first six months of 1999 and 1998.

                                  Other Matters

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

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 1999 will approximate $.5 million.(1) The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.

                               Impact of Year 2000
The Company has implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative with the assistance of some outside consultants. The team's activities are designed to ensure that there are no material adverse effects on the Company.

The Company's assessment of its internal information services computer systems indicated that many of the Company's systems were vulnerable to Year 2000 issues. In response to this assessment, the Company made plans to remediate the affected systems by modifying or replacing portions of its software and hardware so that these computer systems will function properly with respect to dates in the year 2000 and thereafter. To date, the Company has completed the remediation (including testing) of all affected internal computer systems related to its ability to produce and distribute motorcycles. In addition, the Company is in the process of completing the remaining remediation required on other affected systems identified in the assessment. The majority of remaining remediation efforts are being accomplished as components of existing projects which include the replacement of current software and hardware. The remaining remediation including testing is expected to be complete by the end of the third quarter of 1999. (1)

The Company also has assessed Year 2000 issues related to its non-information technology systems used in product development, engineering, manufacturing, and facilities. The Company has completed these assessments and is currently working to modify or replace any non-information technology systems so that these systems will function properly with respect to dates in the year 2000 and thereafter. These remediation efforts are also expected to be complete by the end of the third quarter of 1999. (1)

The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing or in person with all of its principal suppliers to confirm their status in regards to Year 2000 issues. Currently, the Company has received confirmation from over 95% of its significant suppliers confirming their systems are currently compliant or will be compliant by year end, with respect to the year 2000. The Company will continue to assess the extent to which its operations are vulnerable should any of its suppliers fail to properly remediate their computer systems.

The Company has also communicated with its dealers and distributors regarding their potential Year 2000 issues. Based on these communications the Company does not anticipate that potential Year 2000 issues at its dealers and distributors would have a material adverse effect on its ability to deliver its products and services to its dealers and ultimately to its customers.(1)

The Company's Year 2000 initiative, which is substantially complete, is expected to be complete, including system modifications, replacements and testing, by the end of the third quarter of 1999.(1) However the Company will continue to monitor Year 2000 issues throughout the remainder of 1999 and into 2000 to ensure that any additional or previously unidentified issues are properly addressed. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive company-wide contingency plan for non-remediation issues at this time. The need for such a plan is evaluated on an on-going basis as part of the Company's overall Year 2000 initiative.

Based on the Company's assessments to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimated to be approximately $11 million.(1) Approximately $ 2.3 million of Year 2000 expense has been incurred in 1999 and $8.8 million in the aggregate since the initiative began in 1997.

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

               Liquidity and Capital Resources as of June 27, 1999

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $211.2 million of cash from operating activities during the first half of 1999 compared to $166.7 million in 1998. The largest component of cash from operating activities is net income adjusted for depreciation and provision for credit losses, which contributed $190.2 million in 1999 compared to $145.1 million in 1998.

Changes in other current assets and liabilities increased operating cash flows by approximately $24.4 million and $16.9 million in the first half of 1999 and 1998, respectively. Changes in working capital during the first six months of 1999 and 1998 consisted of the following (in millions):

                                                        Six months ended
                                                        ----------------
   Working capital item                               1999           1998
   ------------------------                           ----           ----
   Accounts receivable, net                          $12.6         $ 13.5
   Inventories                                         6.6          (10.2)
   Prepaid expenses                                     .6           (1.5)
   Accounts payable and accrued expenses               4.6           15.1
                                                     -----         ------
   Total                                             $24.4         $ 16.9
                                                     =====         ======


In the first half of 1999 inventories decreased by approximately $6.6 million, primarily due a corresponding decrease in finished units on-hand. Comparatively, inventory levels increased approximately $10.2 million in the first half of 1998, largely due to the ramp up of new production facilities. In addition, increases in accounts payable and accrued expenses in the first half of 1999 were $4.6 million as compared to $15.1 million during the first half of 1998.

Capital expenditures amounted to approximately $54.8 million and $69.1 million during the first half of 1999 and 1998, respectively. For the past several years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. Going forward, the Company's capital expenditures will continue to focus on capacity expansion at its new and previously existing facilities and will also focus on other areas such as product development, systems development and continuing operations. Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital required in 1999 will be in the range of $150-$170 million.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

The Company (excluding Eaglemark) currently has nominal levels of long-term debt and has lines of credit of approximately $42.8 million, of which approximately $41.9 million remained available at June 27, 1999.

Eaglemark finances its business through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. Eaglemark issues short-term commercial paper with maximum issuance available of $600 million of which approximately $423 million was outstanding at June 27, 1999. Maturities of commercial paper issued can range from 1 to 270 days. Eaglemark has in place a $350 million 364-day revolving credit facility and a $250 million five-year revolving credit facility of which approximately $45 million was outstanding at June 27, 1999. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. Eaglemark has also issued $30 million of senior subordinated notes which expire in 2007. During the second quarter, Eaglemark securitized and sold approximately $195 million of its retail installment loans to investors with limited recourse, with servicing rights being retained by Eaglemark. The Company expects that the future growth of Eaglemark will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of its subordinated debt, commercial paper and securitization programs. Eaglemark anticipates that further securitization transactions will be completed during the remainder of 1999, depending on market conditions. (1) The Company has a support agreement with Eaglemark, whereby the Company agrees to provide Eaglemark with certain financial support payments if required. The payments may be provided at the Company's option either as a capital contribution or as a loan.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the second quarter of 1999 the Company repurchased 1,010,000 shares of its common stock under the latter authorization.

The Company's Board of Directors declared two cash dividends during the first six months of 1999 including, most recently, a $.045 per share cash dividend declared on May 10, 1999, payable June 25, 1999 to shareholders of record June 15, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1998 annual report on Form 10-K.


(1) Note regarding forward-looking statements

Certain   matters   discussed  in  this  Quarterly   Report  on  Form  10-Q  are
"forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements or elsewhere in this report and could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  June 27, 1999

Item 1.  Legal Proceedings
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 6 to the accompanying condensed consolidated financial statements.

Item 4.  Submission of Items to a Vote of Security Holders

       (a)    The Company's  Annual Meeting of  Shareholders  was held on May 8,
              1999.

       (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2002 by the vote indicated:
                                                Shares             Shares
                                               Voted in            Withholding
                                               Favor of            Authority
                                               -------             ---------

               Richard J. Herman-Taylor        124,255,824          2,807,421
               Sara L. Levinson                124,253,999          2,809,246
               Richard F. Teerlink             124,281,075          2,782,170


       (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.

                                                                              Shares Voted
                                                                              ------------

                                                                  For             Against             Abstained
                                                                  ---             ------              ---------
              Approval of  the Company's amended
                 Corporate Short Term Incentive Plan           122,812,732        3,753,992             496,521

              Ratification of Ernst & Young LLP as the
                 Company's independent auditors                126,674,097          123,683             265,465


              There were no broker non-votes with respect to the foregoing matters.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
         -------------
         27 Financial Data Schedule for June 27, 1999

         (b)  Reports on Form 8-K
         ------------------------
         None

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                  June 27, 1999




                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARLEY-DAVIDSON, INC.





        Date:     8/11/99            by: /s/  James L. Ziemer

                                           James L.  Ziemer
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)


                  8/11/99            by: /s/  James M. Brostowitz

                                           James M. Brostowitz
                                           Vice President, Controller (Principal
                                           Accounting Officer) and Treasurer

                                  Exhibit Index



Exhibit No.   Description
-----------   -----------


    27        Financial Data Schedule for June 27, 1999