Form 10-Q
period 1999-09-26
HARLEY DAVIDSON INC
filed 1999-11-10
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 26, 1999

     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to ____________________


Commission File Number 1-9183


                             Harley-Davidson, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                     39-1382325
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin              53208
---------------------------------------------            ----------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)  (414) 342-4680
                                                      --------------

                                      None
                    -----------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 8, 1999: 151,320,267 Shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                    For the Quarter Ended September 26, 1999


                                                                           Page
                                                                           ----
Part I. Financial Information

     Item 1. Consolidated Financial Statements
               Condensed Consolidated Statements of Income                   3
               Condensed Consolidated Balance Sheets                         4
               Condensed Consolidated Statements of Cash Flows               5
               Notes to Condensed Consolidated Financial Statements        6-8

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     17

Note regarding forward-looking statements                                   17

Part II.  Other Information

     Item 1. Legal Proceedings                                              18

     Item 6. Exhibits and Reports on Form 8-K                               18

     Signatures                                                             19

     Exhibit Index                                                          20

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      Three months ended              Nine months ended
                                                      ------------------              -----------------
                                                   Sep. 26,       Sep. 27,         Sep. 26,        Sep. 27,
                                                     1999           1998             1999            1998
                                                     ----           ----             ----            ----
Net Sales                                          $623,193       $517,198       $1,790,476      $1,500,889
Cost of goods sold                                  418,535        346,059        1,183,690       1,002,347
                                                    -------        -------        ---------       ---------
Gross profit                                        204,658        171,139          606,786         498,542
Operating income from financial services              7,514          3,599           19,274          12,539
Operating expenses                                 (110,775)       (94,599)        (326,712)       (272,896)
                                                    -------        -------        ---------       ---------
Income from operations                              101,397         80,139          299,348         238,185
Interest income, net                                  2,090          1,056            5,571           2,442
Other, net                                             (556)         1,287           (1,019)           (508)
                                                    -------        -------        ---------       ---------
Income before provision for income taxes            102,931         82,482          303,900         240,119
Provision for income taxes                           37,569         30,110          110,924          87,647
                                                    -------        -------        ---------       ---------
Net income                                         $ 65,362       $ 52,372       $  192,976      $  152,472
                                                   ========       ========       ==========      ==========

Earnings per common share:
  Basic                                                $.43           $.34            $1.26           $1.00
                                                       ====           ====            =====           =====
  Diluted                                              $.42           $.34            $1.24            $.99
                                                       ====           ====            =====            ====

Weighted-average common shares outstanding:
  Basic                                             152,196        152,434          152,770         152,069
  Diluted                                           154,604        154,903          155,294         154,558

Cash dividends per share                              $.045          $.040            $.130           $.115
                                                      =====          =====            =====           =====


                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                              Sep. 26,           Dec. 31,           Sep. 27,
                                                1999               1998               1998
                                                ----               ----               ----
                                            -unaudited-                           -unaudited-
ASSETS
Current assets:
  Cash and cash equivalents                 $  163,833          $  165,170         $  122,146
  Accounts receivable, net                     125,554             113,417            112,305
  Finance receivables, net                     419,955             360,341            337,924
  Inventories (Note 2)                         166,812             155,616            145,019
  Other current assets                          53,370              50,419             52,105
                                            ----------          ----------         ----------
Total current assets                           929,524             844,963            769,499

Finance receivables, net                       389,263             319,427            352,866
Property, plant and equipment, net             640,841             627,759            580,757
Goodwill                                        50,368              51,197             44,852
Other assets                                    75,782              76,863             69,883
                                            ----------          ----------         ----------
                                            $2,085,778          $1,920,209         $1,817,857
                                            ==========          ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  180,939          $  122,722         $  132,988
  Accrued expenses and other                   207,488             199,051            169,189
  Current portion of finance debt              173,974             146,742            132,413
                                            ----------          ----------         ----------
Total current liabilities                      562,401             468,515            434,590

Finance debt                                   280,000             280,000            280,000
Other long-term liabilities                     66,652              69,700             63,510
Postretirement health care benefits             74,183              72,083             70,605

Contingencies (Note 6)

Total shareholders' equity                   1,102,542           1,029,911            969,152
                                            ----------          ----------         ----------
                                            $2,085,778          $1,920,209         $1,817,857
                                            ==========          ==========         ==========

                                                Harley-Davidson, Inc.
                                   Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                   (In thousands)

                                                                              Nine months ended

                                                                          Sep. 26,         Sep. 27,
                                                                            1999             1998
                                                                            ----             ----
Cash flows from operating activities:
  Net income                                                             $  192,976       $  152,472
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                           82,443           62,725
     Provision for credit losses                                             14,541            8,082
     Long-term employee benefits                                               (957)           5,860
     Other, net                                                                 608              957
     Net change in other current assets and current liabilities              42,472          (17,330)
                                                                         ----------       ----------
Net cash provided by operating activities                                   332,083          212,766

Cash flows from investing activities:
  Purchase of property and equipment                                        (93,415)        (110,610)
  Finance receivables acquired or originated                             (2,482,752)      (1,996,967)
  Finance receivables collected/sold                                      2,338,761        1,840,770
  Other, net                                                                 (2,168)           1,692
                                                                         ----------       ----------
Net cash used in investing activities                                      (239,574)        (265,115)

Cash flows from financing activities:
  Net increase in finance debt                                               27,232           41,765
  Dividends paid                                                            (13,382)         (17,907)
  Stock repurchase                                                         (130,284)         (15,174)
  Issuance of stock under employee stock option plans                        22,588           18,349
                                                                         ----------       ----------
Net cash (used) provided by financing activities                            (93,846)          27,033
                                                                         ----------       ----------

Net decrease in cash and cash equivalents                                    (1,337)         (25,316)

Cash and cash equivalents:
  At beginning of period                                                    165,170          147,462
                                                                         ----------       ----------
  At end of period                                                       $  163,833       $  122,146
                                                                         ==========       ==========


                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 26, 1999 and September 27, 1998, and the results of operations for the three- and nine-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - Inventories
--------------------
The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                  Sep. 26,   Dec. 31,   Sep. 27,
                                                    1999       1998       1998
                                                    ----       ----       ----
Components at the lower of cost, first-in,
 first-out (FIFO), or market:
    Raw material & work-in-process                $ 62,182   $ 55,336   $ 55,060
    Finished goods                                  33,899     27,295     24,884
    Parts & accessories and general merchandise     92,206     93,710     89,354
                                                  --------   --------   --------
                                                   188,287    176,341    169,298
Excess of FIFO over LIFO                            21,475     20,725     24,279
                                                  --------   --------   --------
Inventories as reflected in the accompanying
 condensed consolidated balance sheets            $166,812   $155,616   $145,019
                                                  ========   ========   ========

Note 3 - Business Segments
--------------------------
The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services which consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc., formerly Eaglemark Financial Services, Inc. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                    Three months ended      Nine months ended
                                    ------------------      -----------------

                                    Sep. 26,  Sep. 27,     Sep. 26,     Sep. 27,
                                      1999      1998         1999         1998
                                      ----      ----         ----         ----
Net sales:
  Motorcycles and Related Products  $623,193  $517,198   $1,790,476  $1,500,889
  Financial Services                   n/a       n/a          n/a          n/a
                                    --------  --------   ----------  ----------
                                    $623,193  $517,198   $1,790,476  $1,500,889
                                    ========  ========   ==========  ==========
Income from operations:
  Motorcycles and Related Products  $ 95,907  $ 79,870   $  287,524  $  234,167
  Financial Services                   7,514     3,599       19,274      12,539
  General corporate expenses          (2,024)   (3,330)      (7,450)     (8,521)
                                    --------  --------   ----------  ----------
                                    $101,397  $ 80,139   $  299,348  $  238,185
                                    ========  ========   ==========  ==========



Note 4 - Earnings Per Share
---------------------------
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                           Three months ended              Nine months ended
                                                           ------------------              -----------------

                                                           Sep. 26,     Sep. 27,        Sep. 26,        Sep. 27,
                                                             1999         1998            1999            1998
                                                             ----         ----            ----            ----
Numerator
---------
Net income used in computing
     basic and diluted earnings per share                  $ 65,362     $ 52,372        $192,976       $152,472
                                                           ========     ========        ========       ========
Denominator
-----------
Denominator for basic earnings per share -
     weighted-average common shares                         152,196      152,434         152,770        152,069
Effect of dilutive securities - employee stock
     options and nonvested stock                              2,408        2,469           2,524          2,489
                                                           --------     --------        --------       --------
Denominator for diluted earnings per share-
     adjusted weighted-average shares                       154,604      154,903         155,294        154,558
                                                            =======      =======        ========       ========

Basic earnings per share                                       $.43         $.34           $1.26          $1.00
                                                               ====         ====           =====          =====

Diluted earnings per share                                     $.42         $.34           $1.24           $.99
                                                               ====         ====           =====           ====


Note 5 - Comprehensive Income
-----------------------------
Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $70.6 million and $54.1 million for the three months ended September 26, 1999 and September 27, 1998, respectively. Total comprehensive income for the nine months ended September 26, 1999 and September 27, 1998 was $193.9 million and $156.0 million, respectively.

Note 6 - Contingencies
----------------------
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. In addition, in March 1991 the Company entered into a settlement agreement with Minstar related to certain indemnification obligations assumed by Minstar in connection with the Company's purchase of the Facility. Pursuant to this settlement, Minstar was obligated to reimburse the Company for a portion of its response costs at the Facility. In the first quarter of 1999, the Company received final payment of Minstar's portion of the response costs at the Facility. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy, the Company estimates that it will incur approximately $6 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years, ending in 2009.

Note 7 - Capital Stock
----------------------
During the third quarter of 1999, the Company repurchased 1.4 million shares of its outstanding common stock with $73.8 million of cash on hand. Year to date, the Company has repurchased a total of 2.4 million shares with a total of $130.3 million of cash on hand.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       Results of Operations for the Three Months Ended September 26, 1999
       -------------------------------------------------------------------
             Compared to the Three Months Ended September 27, 1998
             -----------------------------------------------------

For the quarter ended September 26, 1999, consolidated net sales totaled $623.2 million, a $106.0 million or 20.5% increase over the same period last year. Net income and diluted earnings per share for 1999 were $65.4 million and $.42, respectively, on 154.6 million weighted average shares outstanding versus $52.4 million and $.34, respectively, on 154.9 million weighted average shares outstanding in 1998, increases of 24.8% and 25.0%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three-Month Periods Ended
                    September 26, 1999 and September 27, 1998
================================================================================
                                                             Increase
                                           1999      1998   (Decrease) %Change
================================================================================
                            Motorcycle Unit Shipments
================================================================================
Harley-Davidson(R)motorcycle units         42,615    36,428    6,187    17.0%
--------------------------------------------------------------------------------
Buell(R)motorcycle units                    1,984     1,069      915    85.6
--------------------------------------------------------------------------------
  Total motorcycle units                   44,599    37,497    7,102    18.9%
================================================================================
                             Net sales (in millions)
================================================================================
  Harley-Davidson motorcycles              $455.7    $383.3    $72.4    18.9%
--------------------------------------------------------------------------------
  Buell motorcycles                          16.7       9.2      7.5    81.4
--------------------------------------------------------------------------------
  Total motorcycles                         472.4     392.5     79.9    20.4
--------------------------------------------------------------------------------
  Motorcycle Parts and Accessories          109.6      90.2     19.4    21.5
--------------------------------------------------------------------------------
  General Merchandise                        40.9      33.5      7.4    22.2
--------------------------------------------------------------------------------
  Other                                        .3       1.0      (.7)  (71.0)
--------------------------------------------------------------------------------
  Total Motorcycles and Related Products   $623.2    $517.2   $106.0    20.5%
================================================================================

The 1999 third quarter increase in net sales of $106.0 million, or 20.5%, was driven primarily by the 17.0% increase in Harley-Davidson motorcycle unit shipments. During the third quarter of 1999, the Company increased its Harley-Davidson motorcycle unit shipments and production to almost 43,000 units, approximately 6,000 units higher than the same period last year. This production increase was accomplished while executing an extensive model year 2000 product launch that included a completely redesigned Softail(R) family, powered by the Company's new Twin Cam88B(TM) counterbalanced engine.

In addition, 1999 third quarter unit shipments were positively impacted by the sale of 608 FXR models, which are limited edition big twin Harley-Davidson motorcycles. The FXR's are being produced at the York, PA manufacturing facility on a separate low volume assembly line that was formerly used for military contract production.

Based on the production and shipment levels achieved this year, the Company has increased its 1999 annual production target to 175,000 Harley-Davidson units and has established a production target of 193,000 units for the year 2000. (1)

Third quarter Buell motorcycle revenue was up $7.5 million over the same period last year on 915 additional unit shipments. The average revenue per unit, however, was down slightly from prior year as a result of the high demand for Buell's lower priced M2 cyclone model. The M2 Cyclone made up 29% of the total unit sales in the third quarter of 1999 as compared to 23% in the third quarter of 1998. The Company remains committed to its 1999 Buell motorcycle production target of 7,700 units. (1)

Parts and Accessories (P & A) sales of $109.6 million were up $19.4 million or 21.5%, compared to the third quarter of 1998. Two key factors that contributed to the strong growth in P & A include a custom paint set, which was offered in limited quantities at the July dealer show, and the new accessories offered in connection with the redesigned Softail family. The Company expects that long-term growth rates for P & A will return to levels that should approximate the Harley-Davidson motorcycle growth target. (1)

General Merchandise sales, which includes clothing and collectibles, of $40.9 million were up $7.4 million, or 22.2%, compared to the third quarter of 1998. The third quarter comparison to prior year was positively impacted by a change in the timing of current year shipments. To better accommodate dealers' preparations, for the holiday season, the Company shipped certain product offerings during the third quarter of 1999 that were not shipped until the fourth quarter during 1998. As a result, the Company expects lower growth for General Merchandise in the fourth quarter and an annual growth rate for 1999 of approximately 10%. (1)

The Company's ability to reach the 1999 and 2000 targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected product backorders and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit

Gross profit increased $33.5 million, or 19.6%, compared to the third quarter of 1998, primarily due to the increase in overall sales volume. The gross profit margin was 32.8% in 1999 compared to 33.1% in 1998. The decrease in the gross profit margin was driven primarily by a combination of additional costs associated with the model year 2000 product launch and a higher proportion of Sportster motorcycle sales.

The model year 2000 product launch included the introduction of a completely redesigned Softail family as well as the new Twin Cam 88B engine. As a result of the aggressive launch, the Company experienced higher costs, including overtime, as it worked through the extensive model year changes.

The Company's third quarter 1999 Harley-Davidson motorcycle sales consisted of 24.9% Sportsters compared to 23.8% in the same quarter last year. The higher proportion of lower margin Sportsters negatively impacted the 1999 third quarter margins as compared to the same quarter in 1998. The Company expects the Sportster mix to be approximately 24% in 2000. (1)

                               Operating Expenses
                        For the Three-Month Periods Ended
                    September 26, 1999 and September 27, 1998
================================================================================
                                                              Increase
                                            1999       1998  (Decrease) %Change
--------------------------------------------------------------------------------
Motorcycles and Related Products           $108.8     $91.3    $17.5     19.2%
--------------------------------------------------------------------------------
Corporate                                     2.0       3.3     (1.3)   (39.2)
================================================================================
Total operating expenses                   $110.8     $94.6    $16.2     17.1%
================================================================================

Total operating expenses increased $16.2 million, or 17.1%, compared to the third quarter of 1998. The increase was largely the result of higher spending in the areas of sales, marketing and engineering. The Company expects to continue to invest in its future growth in the remainder of 1999, with increased spending in the areas of product development and marketing.(1)

                    Operating income from Financial Services
Third quarter 1999 operating income of Harley-Davidson  Financial Services, Inc.
(HDFS) was $7.5 million for the third quarter of 1999, or $3.9 million higher than the same period last year. HDFS benefited in 1999 from the increase in the Company's U.S. motorcycle retail sales and an increase in the percentage of those sales financed by HDFS, which was 24.0% for the third quarter of 1999, up from 21.1% for the third quarter of 1998.

                                    Interest
Third quarter 1999 interest income was higher than in the prior year primarily due to higher levels of cash available for short-term investing when compared to the same period in 1998.

                             Other income (expense)
Third quarter 1999 other income was lower than the same period last year as a result of a $1.3 million one-time settlement, which was recorded in the third quarter of 1998. The settlement related to a rebate of harbor maintenance fees that where found to be unconstitutional by the U.S. Supreme Court.

                            Consolidated income taxes
The Company's effective income tax rate was 36.5% for the third quarters of 1999 and 1998.

       Results of Operations for the Nine Months Ended September 26, 1999
       -------------------------------------------------------------------
              Compared to the Nine Months Ended September 27, 1998
              ----------------------------------------------------

For the nine-month period ended September 26, 1999, the Company recorded net sales of $1.8 billion, a $289.6 million, or 19.3%, increase over the same period last year. Net income and diluted earnings per share were $193.0 million and $1.24, respectively, on 155.3 million weighted average shares outstanding versus $152.5 million and $ .99, respectively, on 154.6 million weighted average shares outstanding in the first nine months of 1998, increases of 26.6% and 26.0%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Nine-Month Periods Ended
                    September 26, 1999 and September 27, 1998
================================================================================
                                                             Increase
                                           1999      1998   (Decrease) %Change
================================================================================
                            Motorcycle Unit Shipments
================================================================================
Harley-Davidson(R)motorcycle units        128,567   108,663   19,904    18.3%
--------------------------------------------------------------------------------
Buell(R)motorcycle units                    5,509     3,916    1,593    40.7
--------------------------------------------------------------------------------
 Total motorcycle units                   134,076   112,579   21,497    19.1%
================================================================================
                                    Net sales (in millions)
================================================================================
 Harley-Davidson motorcycles             $1,360.7  $1,145.6   $215.1    18.8%
--------------------------------------------------------------------------------
 Buell motorcycles                           45.3      34.9     10.4    29.9
--------------------------------------------------------------------------------
 Total motorcycles                        1,406.0   1,180.5    225.5    19.1
--------------------------------------------------------------------------------
 Motorcycle Parts and Accessories           284.4     232.8     51.6    22.1
--------------------------------------------------------------------------------
 General Merchandise                         97.6      85.2     12.4    14.6
--------------------------------------------------------------------------------
 Other                                        2.5       2.4       .1     4.2
--------------------------------------------------------------------------------
 Total Motorcycles and Related Products  $1,790.5  $1,500.9   $289.6    19.3%
================================================================================

The  19.3%  increase  in  revenue  was  primarily   attributable  to  additional
motorcycle unit shipments. The most recent information available (through August) indicated that the Company had a U.S. heavyweight (651+cc) market share of 46.1%, compared to 45.1% for the same period in 1998. The U.S. heavyweight market has grown at a 22.7% rate year to date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) has increased 25.7%.

European data (through July) showed the Company with a 6.3% share of the heavyweight (651+cc) market, up from 6.1% for the same period in 1998. The European market (651+cc) has grown at a 13.5% rate year to date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 17.0%, compared to last year. The Company continues to actively work on improving its European distribution network and implementing European focused marketing programs. The Company believes the introduction of its new Twin Cam 88 engine has also been well-received by the European market.

Asia/Pacific (Japan and Australia) data (through July) showed the Company with a 17.6% share of the heavyweight (651+cc) market, up from 16.3% for the same period in 1998. The Asia/Pacific market has grown at a 2.4% rate year to date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 10.8%.

Parts and Accessories (P & A) sales of $284.4 million were up $51.6, million or 22.1%, compared to the first three quarters of 1998. General Merchandise sales of $97.6 million were up $12.4 million, or 14.6%, compared to the first three quarters of 1998. P&A sales grew faster than long-term targeted growth rates during the first three quarters of 1999. The Company expects P&A growth will return to levels that should approximate the Harley-Davidson motorcycle growth target and slightly lower growth for General Merchandise that should result in an annual growth rate for General Merchandise of approximately 10% for 1999. (1)

                                  Gross Profit
Gross profit for the first nine months of 1999 totaled $606.8 million, an increase of $108.2 million, or 21.7%, over the same period in 1998. The gross profit margin was 33.9% in the first nine months of 1999 compared to 33.2% for the same period in 1998. The increase in gross profit margin was primarily due to a higher percentage of shipments to domestic customers, a higher average revenue per unit related to modest price increases and the absence of facilities start up costs incurred in the prior year. These items were partially offset by the negative impact of additional costs related to the extensive model year 2000 product launch and a higher proportion of lower margin Sportster motorcycle sales in 1999.

                               Operating Expenses
                        For the Nine-Month Periods Ended
                    September 26, 1999 and September 27, 1998
                              (Dollars in Millions)
================================================================================
                                                             Increase
                                           1999      1998   (Decrease) %Change
================================================================================
Motorcycles and Related Products           $319.2    $264.4    $54.8     20.8%
--------------------------------------------------------------------------------
Corporate                                     7.5       8.5     (1.0)   (12.6)
================================================================================
Total operating expenses                   $326.7    $272.9    $53.8     19.8%
================================================================================

Operating expenses of $326.8 million for the first nine months of 1999 increased $53.9 million, or 19.8%, compared to the first nine months of 1998. Operating expenses in the first half of 1999 were higher than the same period a year ago primarily in the areas of sales, marketing, engineering and information services. Operating expenses in the first three quarters of 1999 also included a $5.0 million charge related to a recall of Buell motorcycles.

                    Operating income from Financial Services
Operating income for HDFS was $19.3 million for the first nine months of 1999, or $6.7 million higher than the same period last year. The increase was primarily attributable to the increase in the Company's U.S. motorcycle retail sales and an increase in the percentage of those sales financed by HDFS. During the first nine months of 1999 HDFS financed 22.5% of the Company's U.S. motorcycle retail sales compared with 19.9% for the same period in 1998.

                             Other income (expense)
The 1999 third quarter year to date other income was lower than the same period last year, due to a $1.3 million one-time settlement recorded in 1998. However, the first nine months of 1999 included lower foreign currency transaction losses, which partially offset the impact of the 1998 settlement.

                                 Interest income
Interest income was higher than in the prior year primarily due to higher levels of cash available for short-term investing in the first nine months of 1999 compared to 1998.

                            Consolidated income taxes
The Company's effective income tax rate was 36.5% for the first nine months of 1999 and 1998.

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

                               Impact of Year 2000
The Company has implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. A team of internal staff is managing the initiative with the assistance of outside consultants. The team's activities are designed to ensure that there are no material adverse effects on the Company.

The Company's assessment of its internal information services computer systems indicated that many of the Company's systems were vulnerable to Year 2000 issues. In response to this assessment, the Company made plans to remediate the affected systems by modifying or replacing portions of its software and hardware so that these computer systems will function properly with respect to dates in the year 2000 and thereafter. To date, the Company has completed the remediation (including testing) of all affected internal computer systems related to its ability to produce and distribute motorcycles, and is ninety-nine percent complete with its remediation efforts on remaining affected systems. The remaining remediation efforts are being accomplished as components of existing projects that include the replacement of current software and hardware. The Company expects the remaining remediation including testing to be complete by the end of November 1999. (1)

The Company has also assessed Year 2000 issues related to its non-information technology systems used in product development, engineering, manufacturing, and facilities. The Company has completed the assessments and is ninety-five percent complete with the necessary modifications, replacements and testing to those systems. The remaining remediation efforts are expected to be complete by the end of November 1999. (1)

The Company is also working with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has communicated in writing or in person with all of its principal suppliers to confirm their status in regards to Year 2000 issues. Currently, the Company has received confirmation from 100% of its significant suppliers confirming their systems are currently compliant, or will be compliant by year end, with respect to the year 2000. The Company will continue to assess the extent to which its operations are vulnerable should any of its suppliers fail to properly remediate their computer systems.

The Company has also communicated with its dealers and distributors regarding their potential Year 2000 issues. Based on these communications, the Company does not anticipate that potential Year 2000 issues at its dealers and distributors would have a material adverse effect on its ability to deliver its products and services to its dealers and ultimately to its customers.(1)

The Company's Year 2000 initiative, which is substantially complete, is expected to be complete, including system modifications, replacements and testing, by the end of November 1999.(1) However the Company will continue to monitor Year 2000 issues throughout the remainder of 1999 and into 2000 to ensure that any additional or previously unidentified issues are properly addressed. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The Company is currently developing contingency plans for its critical business systems and processes. These plans may include activities such as manual processes, special supplier arrangements and other actions necessary to minimize any adverse effects on the Company. These plans are expected to be complete by mid-fourth quarter of 1999. (1)

Based on the Company's assessments to date, the costs of the Year 2000 initiative (which are expensed as incurred) are estimated to be approximately $11 million.(1) Approximately $ 2.9 million of Year 2000 expense has been incurred in 1999 and $9.4 million in the aggregate since the initiative began in 1997.

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

            Liquidity and Capital Resources as of September 26, 1999
            --------------------------------------------------------

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $332.1 million of cash from operating activities during the first nine months of 1999 compared to $212.8 million in 1998. The largest component of cash from operating activities is net income adjusted for depreciation and provision for credit losses, which contributed $ 290.0 million in 1999 compared to $223.3 million in 1998.

Changes in other current assets and liabilities increased/(decreased) operating cash flows by approximately $42.5 million and $(17.3) million in the first nine months of 1999 and 1998, respectively. Changes in working capital during the first nine months of 1999 and 1998 consisted of the following (in millions):

                                                         Nine months ended
                                                         -----------------
   Working capital item                                1999          1998
   --------------------                                ----          ----
   Accounts receivable, net                           ($12.1)       ($7.5)
   Inventories                                         (11.2)       (23.3)
   Prepaid expenses                                     (2.9)        (9.1)
   Accounts payable and accrued expenses                68.7         22.6
                                                      ------        -----
   Total                                               $42.5       ($17.3)
                                                      ======        =====

During the first nine months of 1999, inventories increased by approximately $11.2 million, primarily due a corresponding increase in finished units on-hand. In the first nine months of 1998, inventory levels increased approximately $23.3 million, largely due to the ramp up of two new production facilities. The increase in accounts payable and accrued expenses in the first nine months of 1999 is due primarily to the timing of cash payments related to semi-annual dealer incentives.

Capital expenditures amounted to approximately $93.4 million and $110.6 million during the first nine months of 1999 and 1998, respectively. For the past several years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. Going forward, the Company's capital expenditures will continue to focus on capacity expansion at its new and previously existing facilities and will also focus on other areas such as product development, systems development and continuing operations. Although the Company does not know the exact amount of capital expenditures it will incur, it estimates the capital required in 1999 will be in the range of $150-$170 million.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

The Company (excluding HDFS) currently has nominal levels of long-term debt and has lines of credit of approximately $44.3 million, of which approximately $43.1 million remained available at September 26, 1999.

HDFS finances its activities through an unsecured commercial paper program, revolving credit facilities, senior subordinated debt and asset-backed securitizations. HDFS is authorized to issue short-term commercial paper up to a maximum of $600 million with maturities of 1 to 270 days. At September 26, 1999, approximately $379 million of commercial paper was outstanding. HDFS has a $350 million 364-day revolving credit facility and a $250 million five-year revolving credit facility with approximately $45 million outstanding at September 26, 1999. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund normal business operations. HDFS has entered into agreements with its lenders whereby the total aggregate amount outstanding under the unsecured commercial paper program, the 364-day revolving credit facility and the five-year revolving credit facility may not exceed $600 million. Accordingly, at September 26, 1999, HDFS has aggregate remaining availability of approximately $176 million. HDFS has issued $30 million of senior subordinated notes expiring in 2007. During the third quarter, HDFS securitized and sold with limited recourse approximately $205 million of retail installment loans, retaining servicing rights. The Company expects future activities of HDFS will be financed from internally generated funds, additional capital contributions from the Company, bank lines of credit, and continuation of subordinated debt, commercial paper and securitization programs. The Company has agreed to provide HDFS certain financial support if required. Support may be provided, at the Company's option, as either capital contributions or loans.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first nine months of 1999 the Company repurchased 2.4 million shares of its common stock.

The Company's Board of Directors declared three cash dividends during the first nine months of 1999 including, most recently, a $.045 per share cash dividend declared on August 19, 1999, paid September 27, 1999 to shareholders of record on September 15,1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

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

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 26, 1999

Item 1.  Legal Proceedings
--------------------------
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 6 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         (a)  Exhibits
         -------------
          27   Financial Data Schedule for September 26, 1999

         (b)  Reports on Form 8-K
         ------------------------
          None

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                               September 26, 1999


                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARLEY-DAVIDSON, INC.



       Date:  11/10/99                   by: /s/  James L. Ziemer
             --------------              --------------------------------------
                                         James L.  Ziemer
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)


              11/10/99                   by: /s/  James M. Brostowitz
             --------------              --------------------------------------
                                         James M. Brostowitz
                                         Vice President, Controller (Principal
                                         Accounting Officer) and Treasurer

                                  Exhibit Index



Exhibit No.   Description
-----------   -----------

  27          Financial Data Schedule for September 26, 1999