Form 10-K405
period 1999-12-31
HARLEY DAVIDSON INC
filed 2000-03-28
CIK 793952

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                         ----------  ----------

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

Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each Exchange
           Title of each class                            on which registered
           -------------------                           ---------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 2000:
                                 $12,243,319,083

Number of shares of the registrant's common stock outstanding at March 17,2000:
                               151,648,808 shares.

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on April 29, 2000.
================================================================================

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS SUMMARY

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson(R) motorcycle business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates. The Company operates in two segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles and Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company), which are subsidiaries of H-D Michigan, Inc., and the Buell Motorcycle Company (BMC), which was acquired in February of 1998, when the Company purchased substantially all of the remaining shares of BMC it did not already own. The Motorcycles segment designs, manufactures and sells heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories and general merchandise. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986 and ended 1999 with a domestic market share of 50.2%. On a broader measure of market share, the Company also led the industry with a 26.9% share of the total U.S. motorcycle market (all on- and off- highway motorcycles and scooters), at the end of 1999 (registration data provided by the Motorcycle Industry Council).

The Financial Services segment consists of the Company's wholly owned subsidiary, Harley-Davidson Financial Services, Inc. (HDFS) (formerly known as Eaglemark Financial Services, Inc.). HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts (primarily motorcycles). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

The following table includes quarterly and year to date revenue and operating income by segment, as well as motorcycle units shipped for each of the three years ended December 31, 1999, 1998 and 1997.

                              Harley-Davidson, Inc.
                        Revenue and Operating Income and
                         Motorcycle Shipments by Segment
                             (Dollars in thousands)


                                            First            Second            Third            Fourth           Total
                                            Quarter         Quarter           Quarter           Quarter          Year
                                            -------         -------           -------           -------          -------
                     1999
--------------------------------------
Revenue by segment:

Motorcycles and Related Products          $   558,567     $   608,716      $   623,193       $   662,463      $ 2,452,939
Financial services                                N/A             N/A              N/A               N/A              N/A
                                          -----------     -----------      -----------       -----------      -----------
                                          $   558,567     $   608,716      $   623,193       $   662,463      $ 2,452,939
Operating income by segment:

Motorcycles and Related Products          $    91,477     $   100,140      $    95,907       $   110,077      $   397,601
Financial services                              2,642           9,118            7,514             8,411           27,685
Corporate                                      (2,802)         (2,624)          (2,024)           (1,977)          (9,427)
                                          -----------     -----------      -----------       -----------      -----------
                                          $    91,317     $   106,634      $   101,397       $   116,511      $   415,859
Units:

Harley-Davidson(R) motorcycles                 41,181          44,771           42,615            48,620          177,187
Buell(R) motorcycles                            2,013           1,512            1,984             2,258            7,767

                1998
----------------------------------
Revenue by segment:

Motorcycles and Related Products          $   466,527     $   517,164      $   517,198       $   563,067      $ 2,063,956
Financial services                                N/A             N/A              N/A               N/A              N/A
                                          -----------     -----------      -----------       -----------      -----------
                                          $   466,527     $   517,164      $   517,198       $   563,067      $ 2,063,956
Operating income by segment:

Motorcycles and Related Products          $    71,051     $    83,246      $    79,870       $    90,281      $   324,448
Financial services                              2,585           6,355            3,599             7,672           20,211
Corporate                                      (2,829)         (2,362)          (3,330)           (2,522)         (11,043)
                                          -----------     -----------      -----------       -----------      -----------
                                          $    70,807     $    87,239      $    80,139       $    95,431      $   333,616
Units:

Harley-Davidson motorcycles                    34,482          37,753           36,428            42,155          150,818
Buell motorcycles                               1,350           1,497            1,069             2,418            6,334

              1997
-----------------------------------
Revenue by segment:

Motorcycles and Related Products          $   427,095     $   444,085      $   444,222       $   447,167      $ 1,762,569
Financial services                                N/A             N/A              N/A               N/A              N/A
                                          -----------     -----------      -----------       -----------      -----------
                                          $   427,095     $   444,085      $   444,222       $   447,167      $ 1,762,569
Operating income by segment:

Motorcycles and Related Products          $    63,016     $    72,465      $    62,750       $    67,255      $   265,486
Financial services                              2,219           3,346            3,002             3,788           12,355
Corporate                                      (2,587)         (2,021)          (1,497)           (1,733)          (7,838)
                                          -----------     -----------      -----------       -----------      -----------
                                          $    62,648     $    73,790      $    64,255       $    69,310      $   270,003
Units:

Harley-Davidson motorcycles                    32,860          33,965           31,503            33,957          132,285
Buell motorcycles                               1,087           1,020            1,014             1,294            4,415


See note 12 to the 1999 consolidated financial statements for further information about the Company's business segments.

MOTORCYCLES AND RELATED PRODUCTS

The primary business of the Motorcycles segment is to design, produce and sell premium heavyweight motorcycles. The Company's Harley-Davidson(R) motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the typical U.S. Harley-Davidson motorcycle purchaser is a married male in his mid-forties, with a household income of approximately $73,000, who purchases a motorcycle for recreational purposes rather than to provide transportation and who is an experienced motorcycle rider. Over two-thirds of the Company's sales of Harley-Davidson motorcycles are to buyers with at least one year of higher education beyond high school, and 31% of the buyers have college degrees. Approximately 8% of the Company's Harley-Davidson U.S. retail motorcycle sales are to female buyers.

The Company's Buell(R) motorcycle products are designed to compete in the performance segment of the market and emphasize innovative design, responsive handling and overall performance. Company studies indicate that the typical U.S. purchaser of the Company's Buell motorcycle is a male at the median age of 38 with a median household income of approximately $62,200. Approximately 80% of U.S. Buell purchasers have some post high school education and 31% have a college education. Approximately 4% of all Buell U.S. retail motorcycle sales are to females.

The heavyweight class of motorcycles is comprised of four segments: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and acceleration; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization. The Company presently manufactures and sells 24 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer's suggested retail prices ranging from approximately $5,350 to $18,630. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Pak(R) luggage carriers. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories. The performance segment of the market is served by the Company's Buell motorcycle line, which offers sport and sport-touring models. The Company manufactures and sells 4 models of Buell performance motorcycles, with domestic manufacturer's suggested retail prices ranging from approximately $8,599 to $12,799. The Company's motorcycles are based on variations of five basic chassis designs and are powered by one of four air cooled, twin cylinder engines of "V" configuration, which have displacements of 883cc, 1200cc, 1340cc and 1450cc. The Company manufactures its own engines and frames.

During 1999, the Company also introduced the Custom Vehicle Operations (CVO) program. The CVO program offers Harley-Davidson motorcycles in limited quantities, which have been uniquely customized at the factory with the Company's Genuine Motor Accessories. The limited edition Harley-Davidson motorcycles are produced at the York, Pennsylvania manufacturing facility on a separate, low volume assembly line that was formerly used for military contract production. Approximately 2,700 vehicles representing three different customized motorcycles were sold through this program during 1999. A fourth custom motorcycle has recently been introduced and will be available during 2000, in limited quantities.

Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable. The prices for the high-end of the Company's custom product line range from being competitive to 50% more than its competitors' custom motorcycles. The custom portion of the product line represents the Company's highest unit volumes and continues to command a premium price because of its features, styling and high resale value. The Company's smallest displacement custom motorcycle (the 883cc Sportster(R)) is directly price competitive with comparable motorcycles available in the market. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model have come from either competitive-brand motorcycles or are people completely new to the sport of motorcycling or have not participated in the sport for at least five years. Since 1988, the Company's research has consistently shown purchasers of Harley-Davidson motorcycles have a repurchase intent in excess of 92%, and the Company expects to see sales of its 883cc

Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. The Company's worldwide motorcycle sales generated 79.7%, 79.9% and 80.7% of revenues in the Motorcycles segment during 1999, 1998 and 1997, respectively.

The major product categories for the Parts and Accessories (P&A) business are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide net P&A sales comprised 14.8%, 14.4% and 13.7% of net sales in the Motorcycles segment in 1999, 1998 and 1997, respectively.

Worldwide net sales of General Merchandise, which includes MotorClothes-TM-apparel and collectibles, comprised 5.4%, 5.5% and 5.4% of net sales in the Motorcycles segment in 1999, 1998 and 1997, respectively.

The Company also provides a variety of services to its dealers and retail customers including service training schools, customized dealer software packages, delivery of its motorcycles, an owners club membership and a motorcycle rental program, which is now available in the U.S. through a limited number of authorized dealers.

LICENSING. The Company endeavors to create an awareness of the "Harley-Davidson" brand among the non-riding public and provide a wide range of product for enthusiasts by licensing the name "Harley-Davidson" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts, jewelry, small leather goods, toys and numerous other products. The Company also licenses the use of its name in connection with two cafes located in New York and Las Vegas. Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.

The Company's licensing activity provides it with a valuable source of advertising and goodwill. Licensing also has proven to be an effective means for enhancing the Company's image with consumers and provides an important tool for policing the unauthorized use of the Company's trademarks, thereby protecting the Harley-Davidson brand and its use. Royalty revenues from licensing, included in motorcycle revenue, were approximately $26 million, $24 million and $24 million during 1999, 1998 and 1997, respectively. While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

MARKETING AND DISTRIBUTION. The Company's basic channel of United States distribution for its motorcycles and related products consists of approximately 620 independently owned full-service Harley-Davidson dealerships to whom the Company sells directly. This includes 223 combined Harley-Davidson and Buell dealerships. With respect to sales of new motorcycles, approximately 76% of the U.S. dealerships sell the Company's motorcycles exclusively. All dealerships stock and sell the Company's genuine replacement parts, accessories, and MotorClothes apparel and collectibles, and perform service for the Company's motorcycles. The Company also sells a smaller portion of its parts and accessories and general merchandise through "non-traditional" retail outlets. The "non-traditional" outlets, which are extensions of the main dealership, consist of service shops, called Secondary Retail Locations (SRL's), Alternate Retail Outlets (ARO's), and Seasonal Retail Outlets (SRO's). Service shops are satellites of the main dealership and are being developed to meet the service needs of the Company's riding customers and provide replacement parts, accessories, MotorClothes apparel and collectibles, and the lifestyle experience. In addition, service shops are authorized to sell new motorcycles. ARO's are located primarily in high traffic areas such as airports or popular vacation destinations and focus on selling the Company's MotorClothes apparel and collectibles, and Licensed Products. ARO's and SRO's are not authorized to sell new motorcycles. Presently, there are approximately 39 ARO's and 36 SRL's located in the United States.

The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson/Buell dealers. In 1999, the Company also entered into a five-year strategic alliance with Ford Motor Company, which will bring together resources to focus on a series of technical and marketing ventures.

The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies.

The Harley Owners Group(R), or "H.O.G.(R)", currently has approximately 505,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. The Company formed this riders club in 1983, in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.

The Buell Riders Adventure Group, or "BRAG(R)", was also formed in recent years and has grown to approximately 10,000 members. BRAG sponsors events, including national rallies and rides, across the U.S. for Buell motorcycle enthusiasts.

The Company's expenditures on domestic marketing, selling and advertising were approximately $125.3, $102.1 million and $85.2 million during 1999, 1998 and 1997, respectively.

E-COMMERCE. The Company has established an online catalog featuring its Genuine Motor Accessories and MotorClothes product lines. Currently, customers can not make purchases at this web site; however, they can browse and create a wish list, as well as use a dealer locator to aid in their next visit to an independent Harley-Davidson/Buell dealership. The new online catalog and dealer locator make up the first phase of the Company's E-Commerce program which is currently in development. The Company expects that customers will be able to make purchases at the web site, through its independent dealer network, sometime during the first half of 2000.

RETAIL CUSTOMER AND DEALER FINANCING. The Company believes HDFS and other financial services companies provide adequate retail and wholesale financing to the Company's domestic and Canadian dealers and customers. In Europe, HDFS provides wholesale financing to dealers through a joint venture agreement with Transamerica Distribution Finance Corporation. To encourage its dealers to carry sufficient parts and accessories inventories and to counteract the seasonality of the parts and accessories business, the Company from time to time offers its domestic dealers special discounts and/or 120-day delayed payment terms through HDFS.

INTERNATIONAL SALES. International sales were approximately $537 million, $497 million and $458 million, accounting for approximately 22%, 24% and 26% of net sales of the Motorcycles segment, during 1999, 1998 and 1997, respectively. In 1999, Japan, Germany, and Canada, in that order, represented the Company's largest international markets accounted for approximately 57% of international sales. The international heavyweight (651+cc) market is growing and is significantly larger than the U.S. heavyweight market. The Company ended 1999 with a 6.5% share of the European heavyweight (651+cc) market and a 19.6% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market. See Note 12 to the consolidated financial statements for additional information regarding foreign operations.

In the European Region (Europe/Middle East/Africa), there are currently 349 independent Harley-Davidson dealerships serving 32 country markets. This includes 181 combined Harley-Davidson and Buell dealerships. Buell is further represented by 22 dealerships that do not sell Harley-Davidson motorcycles. In addition, the Company has established 23 ARO's and service shops across the 32 European country markets. The Company has an established infrastructure in Europe, based out of its headquarters in the United Kingdom, and operates through a network of independent dealers served by 9 independent distributors and four wholly owned sales and marketing subsidiaries in France, Germany, The Netherlands and the United Kingdom. The European management team is continuing to focus on the expansion and improvement of distributor and dealer relationships. The Company expects to accomplish this through the creation of a dealer development team, specialized training programs, retail financing initiatives, ongoing product development and coordinated Europe-wide and local marketing programs aimed at attracting new customers. Other initiatives include the development of information systems linking European subsidiaries directly with each of the major independent distributors and most of the dealers located in the subsidiary markets.

In the Asia/Pacific Region, there are currently 241 Harley-Davidson outlets serving 8 country markets. This includes 48 Harley-Davidson dealerships, 79 combined Harley-Davidson/Buell dealerships, 5 Buell only dealerships, 81 Harley-Shops, and 28 service shops. The Company expects the majority of its short-term sales and long-term growth opportunities in the Asia-Pacific Region to come from its existing markets in Japan and Australia. The Company will continue to support its objectives of maintaining and growing its business in Southeast Asia, whose markets have begun to stabilize over the last year. The Company remains cautiously optimistic about the long-term opportunities in these and other new markets in the Asia-Pacific Region.

The Latin American market consists of 16 country markets managed from Milwaukee, Wisconsin. The Latin American market has a diverse dealer network including 26 Harley-Davidson dealerships and 10 ARO's and mall stores focused on selling General Merchandise. In the third quarter of 1999, the Company began production of select models at its complete-knock-down (CKD) operation in Manuas, Brazil. Production is intended solely for the Brazil market; see further discussion under "Motorcycle Manufacturing." In the future, the Company plans to continue developing its distribution in Brazil and Mexico, its two biggest Latin American markets, as well as broaden brand management and marketing activities across the entire region.

In Canada, there are currently 73 independent Harley-Davidson dealerships, one independent stand-alone Buell dealership, and 3 ARO's, all served by a single independent distributor. This network includes 20 combined Harley-Davidson and Buell dealerships resulting in a total of 21 Buell dealerships in Canada.

COMPETITION. The U.S. and international heavyweight (651+cc) motorcycle markets are highly competitive. The Company's major competitors generally have financial and marketing resources that are substantially greater than those of the Company. They also have larger overall sales volumes and are more diversified than the Company. In addition to established competitors, a growing segment of competition has recently emerged in the U.S. The new source of competition is driven by several new entrants into the domestic heavyweight motorcycle market, offering heavyweight motorcycles with traditional styling. These competitors currently have production and sales volumes much lower than the Company's and do not hold a significant market share.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. The Company emphasizes quality, reliability and styling in its products and offers a one-year warranty for its motorcycles. The Company regards its support of a motorcycling lifestyle in the form of events, rides, rallies and HOG(R) as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company's competitors.

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 79%, 79%, 80% of total heavyweight retail unit sales in the U.S. during 1999, 1998 and 1997, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market. During 1999, the heavyweight segment including standard, performance, touring and custom motorcycles represented approximately 53% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 12 years, the Company has led the industry in domestic (United States) sales of heavyweight motorcycles. The Company's share of the heavyweight market was 50.2% in 1999 compared to 49.5% in 1998. This is significantly greater than the Company's largest competitor in the domestic market, which had a 16.4% market share in 1999.

The following chart includes U.S. retail registration data for the Company and its major competitors for 1995 - 1999.

                Market share of U.S. Heavyweight Motorcycles (1)
                         (Engine Displacement of 651+cc)


                                                                                Year Ended December 31,
                                                      ------------------------------------------------------------------------
                                                        1999            1998            1997            1996            1995
                                                        ----            ----            ----            ----            ----
NEW U.S. REGISTRATIONS (THOUSANDS OF UNITS):

Total market new registrations                          275.6           227.1           190.2           165.7           151.2
                                                        =====           =====           =====           =====           =====

Harley-Davidson(R) new registrations                    134.5           109.1            93.5            79.9            72.1
Buell(R) new registrations                                3.9             3.2             1.9             1.7              .8
                                                        -----           -----           -----           -----           -----
Total Company new registrations                         138.4           112.3            95.4            81.6            72.9
                                                        =====           =====           =====           =====           =====

PERCENTAGE MARKET SHARE:
Harley-Davidson motorcycles                              48.8%           48.1%           49.2%           48.2%           47.7%
Buell motorcycles                                         1.4             1.4             1.0             1.0             0.5
                                                        -----           -----           -----           -----           -----
Total Company                                            50.2            49.5            50.2            49.2            48.2

Honda                                                    16.4            20.3            18.5            18.8            20.2
Suzuki                                                    9.4            10.0            10.1             8.7             9.6
Kawasaki                                                 10.3            10.1            10.4            12.2            10.6
Yamaha                                                    7.0             4.2             5.4             5.9             5.8
Other                                                     6.7             5.9             5.4             5.2             5.6
                                                        -----           -----           -----           -----           -----

Total                                                   100.0%          100.0%          100.0%          100.0%          100.0%
                                                        =====           =====           =====           =====           =====

--------------
(1) Motorcycle registration and market share information has been derived from data published by the Motorcycle Industry Council for the years 1997-1999 and from data published by R.L. Polk & Co. for the years 1995-1996.

The Company faces unique competitive challenges in the international markets. In Europe, the Company must consider the unique tastes of many individual country markets that together represent a market that is larger than any other individual market. In addition, 74% of the European heavyweight (651+cc) motorcycle market is comprised of the standard and performance segments. The Company has only recently started to compete in the performance market segment with its Buell(R) motorcycles.

In the Asia/Pacific region, the Company benefited from double-digit market growth during 1997 and 1998, which was driven by a change in licensing requirements in Japan. While total market registrations have decreased in 1999, registrations for the Company's motorcycles continued to show steady growth resulting in a 14.2% increase over 1998.

On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

               Worldwide Heavyweight Motorcycle Registration Data
                         (Engine Displacement of 651+cc)
                              (Units in thousands)


                                               1999            1998            1997
                                               ----            ----            ----
      NORTH AMERICA(1)
----------------------------------
Total market new registrations                 297.9           246.2           205.4
                                               =====           =====           =====

Harley-Davidson(R) new registrations           142.1           116.1            99.3
Buell(R) new registrations                       4.0             3.3             1.9
                                               -----           -----           -----
   Total Company registrations                 146.1           119.4           101.2
                                               =====           =====           =====

Total Company market share %                    49.0%           48.5%           49.3%

            EUROPE(2)
----------------------------------
Total market new registrations                 306.7           270.2           250.3
                                               =====           =====           =====

Harley-Davidson new registrations               17.8            15.7            15.3
Buell new registrations                          2.1             1.6              .8
                                               -----           -----           -----

Total Company registrations                     19.9            17.3            16.1
                                               =====           =====           =====

Total Company market share %                     6.5%            6.4%            6.4%

         JAPAN/AUSTRALIA(3)
----------------------------------
Total market new registrations                  63.1            69.2            58.9
                                               =====           =====           =====

Harley-Davidson new registrations               11.6            10.3             9.7
Buell new registrations                           .7              .5              .4
                                               -----           -----           -----
Total Company registrations                     12.3            10.8            10.1
                                               =====           =====           =====

Total Company market share %                    19.6%           15.6%           17.2%

           TOTAL
----------------------------------
Total new registrations                        667.7           585.6           514.6
                                               =====           =====           =====


Harley-Davidson new registrations              171.5           142.1           124.3

Buell new registrations                          6.8             5.4             3.1
                                               -----           -----           -----
Total Company registrations                    178.3           147.5           127.4
                                               =====           =====           =====

Total Company market share %                    26.7%           25.2%           24.8%

--------------
(1) Includes the United States and Canada. Data provided by the Motorcycle Industry Council.
(2) Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. Data provided by Giral S.A.
(3)  Data provided by JAMA and ABS.

MOTORCYCLE MANUFACTURING. In an effort to further control costs and maintain quality, the Motor Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, are designed to improve product quality, productivity and asset utilization in the production of Harley-Davidson(R) motorcycles.

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

For the past several years, the Company has been executing a comprehensive motorcycle manufacturing strategy designed to, among other things, significantly increase its Harley-Davidson motorcycle production capacity. The plan is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the market place. The Company has successfully completed a critical portion of this plan with the construction of a new assembly plant in Kansas City, Missouri, and the transition into a new powertrain plant in the Milwaukee area. In 1998, the Company successfully completed the transition of all Sportster(R) assembly from its York, Pennsylvania facility to the new manufacturing facility in Kansas City. The former Sportster capacity at the Company's York facility was converted to production capacity for larger custom motorcycle models.

The Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its Harley-Davidson(R) motorcycle production capacity to have the capacity to be able to sustain its annual double-digit growth rate for units shipped. For 2000, the Company's production target is 196,000 Harley-Davidson units. Matters in this paragraph are subject to the risks and uncertainties discussed with respect to this topic under Item 7 "1999 Compared to 1998 -- Results of Operations" below.

The manufacturing techniques employed at BMC, which are similar to those of the Motor Company, are designed to provide cost control and quality products in a lower volume atmosphere. BMC must also maintain high levels of flexibility in its manufacturing processes to accommodate a quick-to-market product development cycle. The manufacturing techniques employed include employee involvement with an emphasis on a highly flexible and participative workforce.

The Company continues to invest in its joint venture with Porsche AG of Stuttgart, Germany, formed in 1997, to source and assemble powertrain components for use in potential new motorcycle products.

The Company has recently established an assembly operation in Brazil that imports U.S. made components and sub-assemblies for final assembly in Brazil. Assembling imported U.S. made components increases the availability of the Company's motorcycles in Brazil, and reduces duties and taxes, making them more affordable to a larger group of Brazilian customers. The facility has been operational since mid 1999 and currently assembles a limited number of select motorcycle models for the Brazilian market.

RAW MATERIAL AND PURCHASED COMPONENTS. The Company continues to proceed aggressively to establish long-term mutually beneficial relationships with its suppliers. Through these relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.

The Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

RESEARCH AND DEVELOPMENT. The Company believes research and development are significant factors in its ability to lead the market definition of touring and custom motorcycling and to develop products for the performance segment. In the past three years the Company has established a 218,000 square foot Motor Company Product Development Center (PDC) and a 43,000 square foot Buell Motorcycle Company research and development facility. The innovative design of the PDC brings together employees from styling, purchasing and manufacturing with regulatory professionals and supplier representatives to create a concurrent product and process development methodology. The Company incurred research and development expenses of approximately $70.3 million, $58.7 million and $53.3 million during 1999, 1998 and 1997, respectively.

PATENTS AND TRADEMARKS. The Company owns certain patents which relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and to enforce those patents. The Company sees such actions as important as it moves forward with new technologies.

Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products and services, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the "Harley-Davidson" and Bar and Shield trademarks are highly recognizable by the general public and very valuable assets. The "Buell" trademark is well-known in sport bike circles, as is the Pegasus logo, and will become more well known as the Buell business expands. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered both in the United States and abroad. The "Harley-Davidson" trademark has been used since 1903 and the Bar and Shield trademark since 1907. The "Buell" trademark has been used since 1984.

SEASONALITY. The Company, in general, has not experienced significant seasonal fluctuations in motorcycle production. This has been primarily the result of a strong demand for the Motor Company's motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers. Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

REGULATION. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution which affect the business and operations of the Company. The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB's more stringent emissions standards. Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company's motorcycle products have been certified to comply fully with all such applicable standards. There will be further reductions in CARB's motorcycle emissions standards in 2003 and 2008, respectively. Additionally, the European Union is also considering further reductions in its motorcycle emissions standards, and is considering possible reductions in its motorcycle noise standards, which already are lower than those of the EPA. Similarly, motorcycle noise and emissions levels are being reduced in Japan, as well as in certain emerging markets. Consequently, the Company will continue to incur some level of research and development costs related to motorcycle emissions and noise for the foreseeable future.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. In accordance with NHTSA policies, the Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 20 voluntary recalls at a total cost of approximately $14.3 million. This information includes the group of 8 recalls related to approximately 18,600 Buell motorcycles which occurred during 1999 and had a total cost of approximately $7.6 million. The Company fully reserves for all estimated costs associated with recalls in the period that the recalls are announced.

As previously stated, federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution which affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

EMPLOYEES. As of December 31, 1999, the Motorcycles segment had approximately 6,700 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa, Menomonee Falls, and Tomahawk, Wisconsin and Kansas City, Missouri are represented principally by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2001, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on December 31, 2003, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2002.

FINANCIAL SERVICES

Harley-Davidson Financial Services, Inc. (formerly known as Eaglemark Financial Services, Inc.) is the finance subsidiary of the Company. HDFS provides financial services programs to Harley-Davidson(R) and Buell(R) dealers and consumers in the United States and Canada. HDFS also provides financial services programs for personal aircraft products. HDFS offers wholesale financing to the Company's European motorcycle dealers through a joint venture with another finance company.

HARLEY-DAVIDSON AND BUELL. HDFS, operating under the trade name Harley-Davidson Credit and Insurance, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers. Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products. Wholesale financial services are offered by HDFS to all Harley-Davidson dealers in the United States and Canada and during 1999 were utilized by approximately 92% of such dealers. European dealers are serviced by a joint venture with another finance company. The wholesale finance operations of HDFS are located in Plano, Texas.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles and the brokerage of a range of motorcycle insurance policies and extended service warranty agreements. HDFS acts as an insurance agent and does not assume underwriting risk with regard to insurance policies and extended service warranty agreements. HDFS' retail financial services are available through virtually all Harley-Davidson and Buell dealers in the United States and Canada. HDFS' retail finance operations are located in Carson City, Nevada. On January 19, 2000, HDFS entered into an agreement, subject to regulatory approval, to sell its revolving charge receivables. The purchase price is contingent upon the value and quality of the underlying receivables and will be determined upon final regulatory approval. In addition to the purchase price, the Company will also receive royalty payments in exchange for the buyer's right to use the Harley-Davidson(R) Chrome Visa(R) trade name.

OTHER MANUFACTURERS. HDFS also provides wholesale and retail financial services to aircraft dealers and consumers. These programs are similar to programs for Harley-Davidson and Buell dealers and consumers described above. During 1999, HDFS ceased offering retail financial services to consumers of certain marine and recreational vehicles.

FUNDING. HDFS has been financed by operating cashflow, advances and loans from the Company, asset-backed securitizations, commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Future activity is expected to be financed by similar sources.

COMPETITION. The ability to offer a package of wholesale and retail financial services is a significant competitive advantage of HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, strong dealer relations, and, to a lesser extent, price.

During 1999, HDFS financed 22% of new Harley-Davidson(R) motorcycles retailed in the U.S., an increase of 1% from 1998. Conseco Bank is the only significant national provider of retail financing that competes with HDFS offering motorcycle installment loans for the Company's products. Competition to provide retail financial services to aircraft consumers include manufacturers' captive finance companies such as Textron Financial Corp. and Raytheon Aircraft Credit Corp. and other financial entities including United Bank and MBNA. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in segmented markets.

HDFS faces little national competition for the Company's wholesale motorcycle finance business. Competitors are primarily banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets. Competition to provide wholesale financial services to aircraft dealers consists of manufacturers' captive finance companies such as Textron Financial Corp. and Raytheon Aircraft Credit Corp., and regional competitors including First Source Bank, Summit Bank and First Bank of Pryor.

PATENTS AND TRADEMARKS. HDFS utilizes various trademarks and trade names licensed from the Company. Additionally, HDFS has a registered trademark for the "Eaglemark and Design" logo utilized in aircraft financing programs.

SEASONALITY. In the northern United States and Canada motorcycles are primarily used during warmer months, generally March through August. Accordingly, HDFS experiences significant seasonal variations. Retail customers typically do not buy motorcycles until they can use them. From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealers deplete their inventories. From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turnover more slowly, substantially increasing wholesale financing volume.

EMPLOYEES. As of December 31, 1999, the Financial Services segment had approximately 520 employees. No employees of HDFS are represented by labor unions.

ITEM 2. PROPERTIES

The following is a summary of the principal properties of the Company as of March 15, 2000.

MOTORCYCLES AND RELATED PRODUCTS SEGMENT

                                                                              Approximate
Type of Facility                             Location                         Square Feet           Status
----------------                             --------                         -----------           ------

Corporate office                             Milwaukee, WI                        512,000           Owned
Product Development Center                   Wauwatosa, WI                        218,000           Owned
Manufacturing                                Wauwatosa, WI                        422,000           Owned
Manufacturing                                Menomonee Falls, WI                  479,000           Owned
Manufacturing                                Tomahawk, WI                         116,000           Owned
Manufacturing                                York, PA                           1,033,000           Owned
Manufacturing                                Kansas City, MO                      330,000           Owned
Manufacturing                                East Troy, WI                         40,000           Lease expiring
                                                                                                     2003
Product Development                          East Troy, WI                         43,000           Lease expiring
  and office                                                                                         2003
Distribution Center                          Franklin, WI                         250,000           Owned
Distribution Center                          York, PA                              86,000           Lease expiring
                                                                                                     2006
Motorcycle Testing                           Talladega, AL                         24,000           Leases expiring
                                                                                                     2004
Office                                       Ann Arbor, MI                          3,000           Lease expiring
                                                                                                     2004
Office and Service Area                      Morfelden-Waldorf,                    26,000           Lease expiring
                                               Germany                                               2001
Office                                       Brackley, England                      3,000           Lease expiring
                                                                                                     2005
Warehouse                                    Brackley, England                      1,000           Lease expiring
                                                                                                     2005
Office                                       Windsor, England                      10,000           Lease expiring
                                                                                                     2006
Office                                       Liederdorp, The Netherlands            8,000           Lease expiring
                                                                                                     2001
Office                                       Paris, France                          6,000           Lease expiring
                                                                                                     2005
Office                                       Tokyo, Japan                          14,000           Lease expiring
                                                                                                     2001
Warehouse                                    Yokohama, Japan                       11,000           Lease expiring
                                                                                                     2001

The Company has six facilities that perform manufacturing operations: Wauwatosa and Menomonee Falls, Wisconsin, suburbs of Milwaukee (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and big-twin assembly); Kansas City, Missouri (Sportster(R) assembly); and East Troy, Wisconsin (Buell(R) motorcycles assembly).

FINANCIAL SERVICES SEGMENT


                                                                              Approximate
Type of Facility                             Location                         Square Feet            Status
----------------                             --------                         -----------            ------

Office                                       Chicago, IL                           25,000            Lease expiring
                                                                                                       2007

Office                                       Carson City, NV                       90,000            Lease expiring
                                                                                                       2004

Office                                       Plano, TX                             16,000            Lease expiring
                                                                                                       2007

The Financial Services segment has three office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada (retail operations); and Plano, Texas (wholesale operations).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth, as of December 31,1999, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc. Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC). The LSC, which is comprised of elected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

                               EXECUTIVE OFFICERS

          Name                                                                          Age
          ----                                                                          ---
Jeffrey L. Bleustein                                                                    60
Chairman and Chief Executive Officer

James M. Brostowitz                                                                     48
Vice President, Controller and Treasurer

Garry S. Berryman                                                                       47
Vice President, Materials Management/ Product Cost - Motor Company

Jon R. Flickinger                                                                       42
Vice President, North American Sales - Motor Company

John A. Hevey                                                                           42
Vice President, General Manager, Asia/Pacific and
  Latin America Regions - Motor Company

Ronald M. Hutchinson                                                                    53
Vice President, Parts, Accessories-Motor Company

Gail A. Lione                                                                           50
Vice President, General Counsel and Secretary

James A. McCaslin                                                                       51
Vice President, Dealer Services-Motor Company

Jerry G. Wilke                                                                          48
President and Chief Operating Officer-
  Buell Motorcycle Company

James L. Ziemer                                                                         50
Vice President and Chief Financial Officer

Donna F. Zarcone                                                                        42
President and Chief Operating Officer
Harley-Davidson Financial Services, Inc.

The following of these individuals have not been employed by the Company in an executive officer capacity, as defined above, for more than five years: Garry S. Berryman, Jon R. Flickinger, John A. Hevey, Ronald A. Hutchinson, Gail A. Lione, James A. McCaslin, Jerry G. Wilke and Donna F. Zarcone.

Mr. Berryman has served as Vice President of Materials Management/Product
Cost of the Motor Company since April 1999. He served as Vice President, Purchasing of the Motor Company from September 1997 to March 1999. From
July 1995 to August 1997, Mr. Berryman served as Director of Purchasing for the Motor Company.

Mr. Flickinger has served as Vice President, North American Sales of the Motor Company since April 1999. From July 1997 until March 1999, Mr. Flickinger served as General Sales Manager. From June 1996 until June 1997, Mr. Flickinger served as Field Sales Manager and from January 1995 until May 1996 Mr. Flickinger served as Director, Field Operations

Mr. Hevey has served as Vice President, General Manager Asia-Pacific and Latin America Regions of the Motor Company since January 1998. From June 1997 to December 1997, Mr. Hevey served as General Manager Asia Pacific and Latin America of the Motor Company and from June 1991 to May 1997 Mr. Hevey served as General Manager Asia Pacific of the Company.

Mr. Hutchinson has served as Vice President, Parts and Accessories of the Motor Company since May 1996. He served as Vice President, Customer Service and Parts of the Motor Company from 1993 to 1996.

Ms. Lione has served as Vice President, General Counsel and Secretary since joining the Company in November 1997. From May 1990 to October 1997, Ms. Lione served as General Counsel and Secretary for U.S. News & World Report L.P, the Atlantic Monthly Company and Applied Printing Technologies, L.P. and General Counsel of Applied Graphics Technologies, Inc.

Mr. McCaslin has served as Vice President, Dealer Services of the Motor
Company since April 1999. From October 1997 to March 1999 he served as Vice President, Continuous Improvement for the Motor Company. From 1994 to
September 1997 he served as Vice President and General Manager, York Operations of the Motor Company.

Mr. Wilke has served as President and Chief Operating Officer of Buell Motorcycle Company since July 1997. From 1995 to June 1997 he served as Vice President, Marketing and Sales, the Americas of the Motor Company. From 1994 to 1995 he served as Vice President, Market Development/Sales, the Americas of the Motor Company.

Ms. Zarcone has served as President and Chief Operating Officer of HDFS, a subsidiary of the Company since August 1998. From June 1994 to August 1998, Ms. Zarcone served as Vice President and Chief Financial Officer of HDFS.

                                     PART II

ITEM 5. MARKET FOR HARLEY-DAVIDSON, INC. COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:


                  1999                                       LOW                            HIGH
                  ----                                       ---                            ----
                  First quarter                            $42-1/2                        $62-1/4
                  Second quarter                            50-1/2                         64-1/16
                  Third quarter                             45-1/16                        62-7/16
                  Fourth quarter                            48-3/8                         64-1/16



                  1998                                       LOW                            HIGH
                  ----                                       ---                            ----
                  First quarter                            $24-15/16                       $33-3/4
                  Second quarter                            30-5/8                          38
                  Third quarter                             29-5/8                          42
                  Fourth quarter                            26-1/8                          47-1/2


The Company paid the following dividends per share:


                                                             1999              1998           1997
                                                             ----              ----           ----
                  First quarter                             $.040             $.035          $.030
                  Second quarter                             .045              .040           .035
                  Third quarter                              .045              .040           .035
                  Fourth quarter                             .045              .040           .035


The Company has authorization from the Board of Directors to repurchase up to 4,700,000 shares of its common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock splits. During 1999 and 1998, the Company repurchased 2,428,000 and 600,000 shares, respectively, of its common stock under the latter authorization.

As of March 17, 2000 there were 64,963 shareholders of record of Harley-Davidson, Inc. common stock.

ITEM 6.   SELECTED FINANCIAL DATA

                                                         1999            1998            1997           1996             1995
                                                         ----            ----            ----           ----             ----
                                                                      (In thousands, except per share amounts)
Income statement data:
    Net sales                                        $ 2,452,939     $ 2,063,956     $ 1,762,569     $ 1,531,227     $ 1,350,466
    Cost of goods sold                                 1,617,253       1,373,286       1,176,352       1,041,133         939,067
                                                     -----------     -----------     -----------     -----------     -----------
    Gross profit                                         835,686         690,670         586,217         490,094         411,399
    Operating income from financial services              27,685          20,211          12,355           7,801           3,620
    Selling, administrative and engineering             (447,512)       (377,265)       (328,569)       (269,449)       (234,223)
                                                     -----------     -----------     -----------     -----------     -----------
    Income from operations                               415,859         333,616         270,003         228,446         180,796
    Interest income, net                                   8,014           3,828           7,871           3,309              96
    Other, net                                            (3,080)         (1,215)         (1,572)         (4,133)         (4,903)
                                                     -----------     -----------     -----------     -----------     -----------
    Income from continuing operations before
        provision for income taxes                       420,793         336,229         276,302         227,622         175,989
    Provision for income taxes                           153,592         122,729         102,232          84,213          64,939
                                                     -----------     -----------     -----------     -----------     -----------
    Income from continuing operations                    267,201         213,500         174,070         143,409         111,050
    Income from discontinued
      operations, net of tax                                 -               -               -            22,619           1,430
                                                     -----------     -----------     -----------     -----------     -----------
    Net income                                       $   267,201     $   213,500     $   174,070     $   166,028     $   112,480
                                                     ===========     ===========     ===========     ===========     ===========
Weighted average common shares:
    Basic                                                152,374         152,227         151,650         150,683         149,972
                                                     ===========     ===========     ===========     ===========     ===========
    Diluted                                              154,857         154,703         153,948         152,925         151,900
                                                     ===========     ===========     ===========     ===========     ===========
Earnings per common share
   from continuing operations:
    Basic                                            $      1.75     $      1.40     $      1.15     $       .95     $       .74
                                                     ===========     ===========     ===========     ===========     ===========
    Diluted                                          $      1.73     $      1.38     $      1.13     $       .94     $       .73
                                                     ===========     ===========     ===========     ===========     ===========

Dividends paid                                       $      .175     $      .155     $      .135     $       .11     $       .09
                                                     ===========     ===========     ===========     ===========     ===========
Balance sheet data:
    Working capital                                     $430 840     $   376,448     $   342,333     $   362,031     $   288,783
    Current finance receivables, net                     440,951         360,341         293,329         183,808         169,615
    Long-term finance receivables, net                   354,888         319,427         249,346         154,264          43,829
    Total assets                                       2,112,077       1,920,209       1,598,901       1,299,985         980,670
    Short-term debt, including current
       maturities of long-term debt                          -               -               -             2,580           2,691
    Long-term debt, less current maturities               10,078          14,145          20,934          25,122          18,207
    Short-term finance debt                              181,163         146,742          90,638           8,065             -
    Long-term finance debt                               280,000         280,000         280,000         250,000         164,330
                                                     -----------     -----------     -----------     -----------     -----------
    Total debt                                           471,241         440,887         391,572         285,767         185,228
    Shareholders' equity                               1,161,080       1,029,911         826,668         662,720         494,569

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998

OVERALL

Net sales for 1999 totaled $2,452.9 million, a $388.9 million, or 18.8%, increase over 1998. Net income and diluted earnings per share for 1999 were $267.2 million and $1.73 compared to $213.5 million and $1.38 for 1998, increases of 25.2% and 25.0%, respectively.

The Company increased its quarterly dividend payment in June 1999 from $.04 per share to $.045 per share which resulted in a total year payout of $.175 per share.

RESULTS OF OPERATIONS

                     MOTORCYCLE UNIT SHIPMENTS AND NET SALES
                              (Dollars in millions)

============================================ ============= ============= ============= ===========
                                                                           Increase
                                                 1999          1998       (Decrease)    % Change
============================================ ============= ============= ============= ===========
                                    MOTORCYCLE UNIT SHIPMENTS
==================================================================================================
Harley-Davidson(R) motorcycle units                177,187       150,818        26,369  17.5%
-------------------------------------------- ------------- ------------- ------------- -----------
Buell(R) motorcycle units                            7,767         6,334         1,433  22.6
-------------------------------------------- ------------- ------------- ------------- -----------
  Total motorcycle units                           184,954       157,152        27,802  17.7%
==================================================================================================
                                            NET SALES
==================================================================================================
  Harley-Davidson motorcycles                    $1,890.9      $1,595.4        $295.5  18.5%
-------------------------------------------- ------------- ------------- ------------- -----------
  Buell motorcycles                                  63.5          53.5          10.0  18.6
-------------------------------------------- ------------- ------------- ------------- -----------
    Total motorcycles                             1,954.4       1,648.9         305.5  18.5%
-------------------------------------------- ------------- ------------- ------------- -----------
  Motorcycle Parts and Accessories                  362.6         297.1          65.5  22.0
-------------------------------------------- ------------- ------------- ------------- -----------
  General Merchandise                               132.7         114.5          18.2  15.9
-------------------------------------------- ------------- ------------- ------------- -----------
  Other                                               3.2           3.5          (.3)  (8.6)
-------------------------------------------- ------------- ------------- ------------- -----------
Total Motorcycles and Related Products           $2,452.9      $2,064.0        $388.9  18.8%
============================================ ============= ============= ============= ===========

The Motorcycles and Related Products (Motorcycles) segment recorded an 18.8% increase in net sales driven primarily by a 17.5% increase in Harley-Davidson unit shipments. During 1999, the Company increased its Harley-Davidson motorcycle unit shipments and production to almost 177,200 units, approximately 26,400 units higher than in 1998. This production increase was accomplished while executing an extensive model year 2000 product launch that included a completely redesigned Softail(R) family and the new Twin Cam88B(TM) counterbalanced engine.

1999 unit shipments were also positively impacted by the sale of 2,700 FXR models, which are limited edition big twin Harley-Davidson motorcycles. The FXR's were produced at the York, Pennsylvania manufacturing facility on a separate, low volume assembly line that was formerly used for military contract production.

The Company's ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. Based on the production and shipment levels achieved in 1999, the Company has increased its 2000 annual production target to 196,000 Harley-Davidson units. (1)

In 1999, Buell(R) motorcycle revenue was up $10.0 million over 1998 on 1,433 additional unit shipments. The average revenue per unit, however, was down slightly from prior year as a result of the high demand for Buell's lower priced M2 Cyclone model. The Company expects 2000 Buell unit production to be approximately 25% higher than the units produced in 1999. (1)

The Company's ability to reach the 2000 targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected supplier delays and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

During 1999, the worldwide heavyweight (651+cc) motorcycle market grew 14.0%, while retail registrations for the Company's motorcycles grew 20.9%, resulting in a worldwide market share (Harley-Davidson(R) and Buell) of 26.7% compared to 25.2% in 1998 (worldwide information is derived from the individual market information below).

Industry registrations of domestic (United States) heavyweight motorcycles were up 21.3% (data provided by the Motorcycle Industry Council) over 1998, while domestic retail registrations for the Company's motorcycles increased 23.2%. The Company ended 1999 with a domestic market share of 50.2% compared to 49.5% in 1998.

International revenues totaled $537.3 million during 1999, an increase of $39.9 million or 8.0% over 1998. The Company exported approximately 23.5% of its Harley-Davidson motorcycle shipments in 1999 compared to 26.5% during 1998. In order to support the continued strong demand in the U.S. market, the Company expects to allocate approximately 25% of its unit shipments to international customers, in 2000.

In Europe, the Company ended 1999 with a 6.5% share of the heavyweight (651+cc) market, up from 6.4% in 1998 (data provided by Giral S.A.). The European market grew at a 13.5% rate in 1999, while retail registrations for the Company's motorcycles were up 15.4%. 1999 marks the first year in four years that the Company has increased its market share in this region. The positive results can be attributed to the continuing efforts to grow in this market, which have included a new management team, an expanded distribution network, special marketing programs and new products with added European market appeal.

Asia/Pacific (Japan and Australia) data for 1999 (provided by JAMA and ABS) showed the Company with a 19.6% share of the heavyweight (651+cc) market, up from 15.6% in 1998. In 1999, retail registrations for the Company's motorcycles increased 14.2%, while registrations for the Asia/Pacific market in total decreased 8.8%.

During 1999, Parts and Accessories (P & A) sales totaled $362.6 million, up $65.5 million, or 22.0%, compared to 1998. Key factors that contributed to the strong growth in P & A included custom painted motor parts, which were offered in limited quantities, new accessories offered in connection with the redesigned Softail family, and strong chrome accessory sales. The Company expects that the long-term growth rate for P & A will be slightly higher than the growth rate for Harley-Davidson motorcycle revenue. (1)

General Merchandise sales for 1999, which include clothing and collectibles, of $132.7 million were up $18.2 million, or 15.9%, compared to 1998. General Merchandise sales have been positively impacted by a significant number of independent dealer upgrades and relocations during 1999. The Company expects that the growth rate for General Merchandise sales, going forward, will be slightly lower than the growth rate for Harley-Davidson(R) motorcycle revenue.
(1)

                                  GROSS PROFIT

In 1999, gross profit was $145.0 million or 21.0% higher than gross profit in 1998. The increase in gross profit is primarily related to the increase in net sales. The gross profit margin was 34.1% in 1999 compared to 33.5% in 1998. The increase in gross profit margin resulted from a combination of items, including a higher percentage of shipments to domestic customers, a higher average revenue per unit related to a modest price increase and the absence of facilities start up costs incurred in the prior year. These items were partially offset by the negative impact of additional costs related to the extensive model year 2000 product launch and a higher proportion of lower margin Sportster motorcycle sales in 1999.

                               OPERATING EXPENSES
                              (Dollars in Millions)

==================================================================================================
                                                                          Increase
                                                   1999           1998    (Decrease)   %Change
--------------------------------------------------------------------------------------------------
Motorcycles and Related Products                   $438.1        $366.2      $71.9      19.6%
--------------------------------------------------------------------------------------------------
Corporate                                             9.4          11.0      (1.6)     (14.6)
--------------------------------------------------------------------------------------------------
Total operating expenses                           $447.5        $377.2      $70.3      18.6%
==================================================================================================

Total operating expenses for 1999 increased $70.3 million, or 18.6%, over 1998 and were 18.2% and 18.3% of net sales in 1999 and 1998, respectively. Operating expenses in 1999 were higher than the same period a year ago primarily in the areas of sales, marketing and product development. Operating expenses in 1999 also included a $7.6 million charge related to a recall of Buell(R) motorcycles.

                    OPERATING INCOME FROM FINANCIAL SERVICES

For 1999, Harley-Davidson Financial Services, Inc. (HDFS) reported operating income of $27.7 million, an increase of $7.5 million, or 37.0%, over 1998. HDFS experienced growth in all of its business lines during 1999. Growth was particularly strong in retail installment lending where HDFS benefited from the increase in the Company's U.S. motorcycle retail sales and an increase in the percentage of those sales financed by HDFS, which was 22%, up from 21% in 1998. In addition, increased activity in the wholesale lending business and commission revenue growth from the insurance agency business contributed to operating income increases during 1999.

On January 19, 2000, HDFS entered into an agreement, subject to regulatory approval, to sell its revolving charge receivables. The purchase price is contingent upon the value and quality of the underlying receivables and will be determined upon final regulatory approval. Currently, the Company expects to realize an after tax gain on the sale which, net of transaction costs, will not be material to the consolidated results of operations of the Company. In addition, the Company will also receive royalty payments in exchange for the buyer's right to use the Harley-Davidson(R) Chrome Visa(R) trade name.

                                      OTHER

Other expense for 1999 was $1.9 million higher than 1998. Included in 1998 other expense is a $1.8 million one-time benefit related to a rebate of harbor maintenance fees. The levy of these fees was found unconstitutional by the U.S. Supreme Court and related to fees collected over the previous five years. Other non-operating expense items, including foreign currency exchange losses, remained consistent from 1998 to 1999.

                                 INTEREST INCOME

1999 interest income was higher than in the prior year primarily due to higher levels of cash available for short-term investing when compared to 1998.

                            CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 36.5% in 1999 and 1998.

1998 COMPARED TO 1997

OVERALL

Net sales for 1998 totaled $2,064.0 million, a $301.4 million, or 17.1%, increase over 1997. Net income and diluted earnings per share for 1998 were $213.5 million and $1.38 compared to $174.1 million and $1.13 for 1997, increases of 22.7% and 22.1%, respectively.

The Company increased its quarterly dividend payment in June 1998 from $.035 per share to $.04 per share which resulted in a total year payout of $.155 per share.

RESULTS OF OPERATIONS

                     MOTORCYCLE UNIT SHIPMENTS AND NET SALES
                              (Dollars in millions)

============================================ ============= ============= ============= ===========
                                                 1998          1997        Increase     %Change
-------------------------------------------- ------------- ------------- ------------- -----------
                                    MOTORCYCLE UNIT SHIPMENTS
--------------------------------------------------------------------------------------------------
Harley-Davidson(R) motorcycle units               150,818       132,285        18,533  14.0%
-------------------------------------------- ------------- ------------- ------------- -----------
Buell(R) motorcycle units                           6,334         4,415         1,919  43.5
-------------------------------------------- ------------- ------------- ------------- -----------
  Total motorcycle units                          157,152       136,700        20,452  15.0%
==================================================================================================
                                            NET SALES
==================================================================================================
  Harley-Davidson motorcycles                    $1,595.4      $1,382.8        $212.6  15.4%
-------------------------------------------- ------------- ------------- ------------- -----------
  Buell motorcycles                                  53.5          40.3          13.2  32.8
-------------------------------------------- ------------- ------------- ------------- -----------
    Total motorcycles                             1,648.9       1,423.1         225.8  15.9%
-------------------------------------------- ------------- ------------- ------------- -----------
  Motorcycle Parts and Accessories                  297.1         241.9          55.2  22.8
-------------------------------------------- ------------- ------------- ------------- -----------
  General Merchandise                               114.5          95.1          19.4  20.4
-------------------------------------------- ------------- ------------- ------------- -----------
  Other                                               3.5           2.5           1.0  37.8
============================================ ============= ============= ============= ===========
Total Motorcycles and Related Products           $2,064.0      $1,762.6        $301.4  17.1%
============================================ ============= ============= ============= ===========

The Motorcycles segment recorded a 17.1% increase in net sales driven primarily by a 14.0% increase in Harley-Davidson unit shipments. During 1998, the Company produced approximately 151,000 Harley-Davidson units. The increase in production during 1998 is a direct result of the progress made by the Company on its capacity expansion plans. In 1998, the Company successfully completed the transition of all Sportster(R) production from its York, Pennsylvania facility to its new manufacturing facility in Kansas City. In connection with the Kansas City transition, the former Sportster capacity at the Company's York facility was converted to production capacity for larger custom motorcycle models. In the Milwaukee area, the Company completed its ramp up of a second powertrain facility, which is producing the powertrains for all of the Company's larger custom and touring models.

During 1998, the worldwide heavyweight (651+cc) motorcycle market grew 13.8%, while the Company's market share (Harley-Davidson(R) and Buell(R)) was 25.2% compared to 24.8% in 1997 (worldwide information is derived from the individual market information following).

Industry registrations of domestic (United States) heavyweight motorcycles were up 19.4% (data provided by the Motorcycle Industry Council) over 1997, while domestic retail registrations for the Company's motorcycles increased 17.8%. The Company ended 1998 with a domestic market share of 49.5% compared to 50.2% in 1997. Although the Company exceeded its production goals in 1998 it was unable to keep pace with the expansion that occurred in the U.S. market, and as a result, the Company's U.S. market share was down slightly from 1997.

International revenues totaled $497.4 million during 1998, an increase of approximately $39.6 million or 8.7% over 1997. The Company exported approximately 26.5% of its Harley-Davidson motorcycle shipments in 1998, which is approximately the same percentage exported in 1997.

European data for 1998 (provided by Giral S.A.) showed the Company with a 6.4% share of the heavyweight (651+cc) market, unchanged from 6.4% in 1997. The European market grew at an 8.0% rate in 1998, while retail registrations for the Company's motorcycles were up 7.3%.

Asia/Pacific (Japan and Australia) data for 1998 (provided by JAMA and ABS) showed the Company with a 15.6% share of the heavyweight (651+cc) market, down from 17.2% in 1997. While retail registrations for the Company's motorcycles increased 6.4% in 1998, the Asia/Pacific market increased 17.5%, in 1998.

During 1998, Motorcycle Parts and Accessories (P&A) sales totaled $297.1 million, a $55.2 million, or 22.8%, increase over 1997. General Merchandise sales, which consists of MotorClothes(TM) apparel and collectibles, totaled $114.5 million, up 20.4% compared to 1997. During 1998, both P&A and General Merchandise benefited from increased dealer floor traffic due to Harley-Davidson's 95th anniversary celebration.

                                  GROSS PROFIT

In 1998, gross profit was $104.5 million or 17.8% higher than gross profit in 1997. This increase is primarily related to the increase in motorcycle unit shipments. The gross profit margin was 33.5% in 1998 compared to 33.3% in 1997. The 1998 gross profit margin was positively affected by increased manufacturing efficiencies achieved in connection with the ongoing implementation of the Company's manufacturing strategy and lower facilities start-up costs. The Company incurred approximately $8.5 million in start-up costs in 1998 compared to $19.3 million in 1997. However, these positive impacts on gross margin were somewhat offset by higher costs in 1998 in relation to the introduction of the Twin Cam 88(TM) engine and higher depreciation expense as a result of the Company's significant investment in capacity expansion.

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

                    OPERATING INCOME FROM FINANCIAL SERVICES

In 1998, HDFS reported operating income of $20.2 million up $7.8 million, or 63%, over 1997. This increase was primarily due to the growth experienced in its main business lines during 1998. The growth was particularly strong in retail installment lending, as HDFS increased both its market share and its profitability in this business. During 1998, HDFS financed 21% of new Harley-Davidson(R) motorcycles retailed in the U.S., up from 19% in 1997. In addition, increased loan volumes and amounts outstanding on the wholesale lending business as well as commission revenue growth from the insurance agency business contributed to operating income for 1998.

                                      OTHER

Other expense for 1998 was $.4 million lower than 1997. Included in 1998 other expense is a $1.8 million one-time benefit related to the rebate of harbor maintenance fees. During 1997, the Company recorded a $1.6 million one-time benefit related to the sale of Monaco Coach Corporation preferred stock, which the Company acquired in connection with the sale of the Transportation Vehicles segment. Other non-operating expense items, including foreign currency exchange losses, remained consistent from 1997 to 1998.

                                 INTEREST INCOME

The Company capitalized approximately $3.5 million of interest during 1997 in connection with its manufacturing expansion initiatives. No interest was capitalized during 1998.

                            CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 36.5% and 37.0% in 1998 and 1997, respectively.

                                  OTHER MATTERS

                               ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. Based on the information available at this time, the adoption of this statement is not expected to have a material impact on the Company's financial statements.

                               IMPACT OF YEAR 2000

The Company implemented a comprehensive Year 2000 initiative to identify and address issues associated with the Year 2000. As a result of the Company's efforts, there were no adverse effects on the Company related to the Year 2000. Approximately $4.2 million of expense was incurred in 1999 to address Year 2000 issues, and $10.7 million since the initiative began in 1997. The Company does not expect additional expense to be incurred in 2000.

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

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. During 1999, the Company spent approximately $1 million on equipment used to limit hazardous substances/pollutants, and the Company anticipates approximately the same level of spending in 2000. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $416.1 million of cash from operating activities during 1999 compared to $318.1 million in 1998. The largest component of cash from operating activities is net income adjusted for depreciation and provision for credit losses, which contributed $398.9 million in 1999 compared to $311.3 million in 1998.

Changes in other current assets and liabilities increased/(decreased) operating cash flows by approximately $12.5 million and $(2.9) million during 1999 and 1998, respectively. Changes in working capital during 1999 and 1998 consisted of the following (in millions):

                                                       TWELVE MONTHS ENDED
                                                      ----------------------
      WORKING CAPITAL ITEM                            1999             1998
      --------------------                            -----           -----
      Accounts receivable, net                        $11.7           $(8.6)
      Inventories                                     (13.0)          (33.9)
      Prepaid expenses                                 (3.5)           (3.3)
      Accounts payable and accrued expenses            17.3            42.9
                                                      -----          ------
      Total                                           $12.5           $(2.9)
                                                      =====           =====


Accounts receivable decreased $11.7 million during 1999 due to a lower mix of shipments to international distributors in the fourth quarter of 1999 compared to 1998. International distributor acccounts receivable have longer payment terms than U.S. dealer accounts receivable. During 1999, inventories increased by approximately $13.0 million, primarily due to the growth in the Company's business. During 1998, inventory levels increased approximately $33.9 million, largely due to the ramp up of two new production facilities. The increase in accounts payable and accrued expenses in 1999 and 1998 is due primarily to the increase in production volumes over the prior year. The increase in 1998 was further impacted by an increase in income taxes payable during 1998.

Capital expenditures amounted to $165.8 million and $182.8 million during 1999 and 1998, respectively. The Company's capital expenditures have continued to focus on capacity expansion at its new and previously existing facilities but have also focused on other areas such as product development, systems development and continuing operations. The Company estimates that capital expenditures required in 2000 will be in the range of $150-$170 million.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

The Company (excluding HDFS) currently has nominal levels of long-term debt and has available lines of credit of approximately $41.3 million, of which approximately $41.2 million remained available at year-end.

HDFS is financed by operating cashflow, asset-backed securitizations and the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. During 1999, HDFS securitized and sold approximately $575 million of retail installment loans retaining servicing rights and limited recourse. Approximately $373 million of commercial paper was outstanding at December 31, 1999. Subject to limitations discussed below, HDFS may issue up to $600 million of short-term commercial paper with maturities up to 270 days.

HDFS has a $250 million revolving credit facility due in 2002 and a $350 million 364-day revolving credit facility due September 2000 with approximately $58 million outstanding at December 31, 1999. The Company expects the $350 million credit facility expiring in September 2000 will be renewed and believes that suitable alternatives exist. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund foreign business operations. Commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined $600 million credit facilities. In addition, HDFS has $30 million of senior subordinated notes, expiring in 2007, outstanding at December 31, 1999.

In connection with various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at December 31, 1999. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

At December 31, 1999, unused lines of credit extended to the HDFS' wholesale finance customers totaled $306 million. Unused lines of credit extended to the HDFS' revolving charge customers totaled $841 million at December 31, 1999.

The Company expects future activities of HDFS will be financed from internally generated funds, capital contributions from the Company, revolving credit facilities, and continuation of its subordinated debt, redeemable preferred stock, commercial paper and securitization programs.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 2,428,000 and 600,000 shares of its common stock during 1999 and 1998, respectively, under this authorization.

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

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries and Japan, as a result of the sales of its products in foreign markets. Forward foreign exchange contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 1999 and 1998, these contracts represented a combined U.S. dollar equivalent of approximately $4 million and $118 million, respectively, and substantially all have maturities of less than one year. A uniform 10% strengthening in the value of the dollar relative to the currencies underlying these contracts would have resulted in a foreign currency loss of approximately $1 million and $15 million at December 31, 1999 and 1998, respectively. As noted above, the Company's policy prohibits the trading of financial instruments for profit. It is important to note that the loss indicated above would be offset by gains on receivables originating from the firm commitments for the sale of products to foreign customers. In addition, the Company's foreign currency exposure to the Japanese Yen is somewhat mitigated by the existence of a natural hedge, which is sustained through offsetting Yen cash inflows from sales with Yen cash outflows for motorcycle component purchases and other operating expenses.(1)

HDFS' earnings are affected by changes in short-term interest rates as a result of its borrowings under a bank credit facility and the issuance of commercial paper. HDFS has entered into interest rate swap agreements to reduce the impact of fluctuations in interest rates on its floating rate debt. The differential paid or received under the agreements is recognized as an adjustment to interest expense. Based on 1999 and 1998 year-end balances, it is estimated that a 1% increase in short-term interest rates would not have a material impact on interest expense or income before taxes. This analysis does not take into effect other changes that might occur in the economic environment as a whole due to such changes in short-term interest rates.(1)

(1)NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and
  Shareholders
Harley-Davidson, Inc.

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Milwaukee, Wisconsin                               ERNST & YOUNG LLP
January 15, 2000, except for Note 13
as to which the date is January 19, 2000

                              HARLEY-DAVIDSON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998 and 1997
                    (In thousands, except per share amounts)


                                                       1999                 1998                   1997
                                                       ----                 ----                  -----
Net sales                                         $ 2,452,939           $ 2,063,956           $ 1,762,569
Cost of goods sold                                  1,617,253             1,373,286             1,176,352
                                                  -----------           -----------           -----------
Gross profit                                          835,686               690,670               586,217
Operating income from financial services               27,685                20,211                12,355
Selling, administrative and engineering              (447,512)             (377,265)             (328,569)
                                                  -----------           -----------           -----------
Income from operations                                415,859               333,616               270,003
Interest income, net                                    8,014                 3,828                 7,871
Other, net                                             (3,080)               (1,215)               (1,572)
                                                  -----------           -----------           -----------
Income before provision for income taxes              420,793               336,229               276,302
Provision for income taxes                            153,592               122,729               102,232
                                                  -----------           -----------           -----------
Net income                                        $   267,201           $   213,500           $   174,070
                                                  ===========           ===========           ===========

Basic earnings per common share                   $      1.75           $      1.40           $      1.15
                                                  ===========           ===========           ===========
Diluted earnings per common share                 $      1.73           $      1.38           $      1.13
                                                  ===========           ===========           ===========
Cash dividends per common share                   $      .175           $      .155           $      .135
                                                  ===========           ===========           ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                      (In thousands, except share amounts)

                                                                             1999                  1998
                                                                             ----                  ----
ASSETS
------
Current assets:
    Cash and cash equivalents                                           $   183,415           $   165,170
    Accounts receivable, net                                                101,708               113,417
Current portion of finance receivables, net                                 440,951               360,341
Inventories                                                                 168,616               155,616
Deferred income taxes                                                        29,434                29,076
Prepaid expenses                                                             24,870                21,343
                                                                        -----------           -----------
Total current assets                                                        948,994               844,963

Finance receivables, net                                                    354,888               319,427
Property, plant, and equipment, net                                         681,741               627,759
Goodwill, net                                                                55,408                51,197
Other assets                                                                 71,046                76,863
                                                                        -----------           -----------
                                                                        $ 2,112,077           $ 1,920,209
                                                                        -----------           -----------
                                                                        -----------           -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                                    $   137,660           $   122,722
Accrued and other liabilities                                               199,331               199,051
Current portion of finance debt                                             181,163               146,742
                                                                        -----------           -----------
Total current liabilities                                                   518,154               468,515

Finance debt                                                                280,000               280,000
Long-term liabilities                                                        65,093                67,376
Postretirement health care benefits                                          75,719                72,083
Deferred income taxes                                                        12,031                 2,324

Commitments and contingencies (Note 7)

Shareholders' equity:
  Series A Junior Participating preferred stock, none issued                    -                     -
  Common stock, 159,293,072 and 158,405,584 shares issued
    in 1999 and 1998, respectively                                            1,592                 1,584
  Additional paid-in capital                                                236,540               211,960
  Retained earnings                                                       1,113,376               873,171
  Accumulated other comprehensive income (loss)                              (2,067)                1,128
                                                                        -----------           -----------
                                                                          1,349,441             1,087,843
  Less:
        Treasury stock (7,931,759 and 5,473,969 shares in 1999
        and 1998, respectively), at cost                                   (187,992)              (57,133)
        Unearned compensation                                                  (369)                 (799)
                                                                        -----------           -----------
 Total shareholders' equity                                               1,161,080             1,029,911
                                                                        -----------           -----------
                                                                        $ 2,112,077           $ 1,920,209
                                                                        ===========           ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                     1999                  1998                  1997
                                                                     ----                  ----                  ----
Cash flows from operating activities:
   Net income                                                   $   267,201           $   213,500           $   174,070
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                  113,822                87,422                70,178
     Provision for credit losses                                     17,919                10,338                 6,547
     Deferred income taxes                                           11,393                 1,190                 2,748
     Long-term employee benefits                                     (8,480)                5,302                 1,275
     Other                                                            1,781                 3,180                 1,766
     Net changes in current assets
       and current liabilities                                       12,502                (2,870)               53,151
                                                                -----------           -----------           -----------
     Total adjustments                                              148,937               104,562               135,665
                                                                -----------           -----------           -----------
     Net cash provided by operating activities                      416,138               318,062               309,735

Cash flows from investing activities:
   Net capital expenditures                                        (165,786)             (182,770)             (186,171)
   Finance receivables acquired or originated                    (3,321,382)           (2,722,768)           (1,618,307)
   Finance receivables collected                                  2,616,857             2,105,684             1,107,157
   Finance receivables sold                                         574,997               469,653               300,000
   Other, net                                                        (4,308)               (9,952)               (9,189)
                                                                -----------           -----------           -----------
     Net cash used in investing activities                         (299,622)             (340,153)             (406,510)

Cash flows from financing activities:
   Net decrease in notes payable                                        -                    (773)               (2,580)
   Net increase in finance debt                                      34,421                56,104               112,573
   Dividends paid                                                   (26,996)              (24,153)              (21,028)
   Purchase of common stock for treasury                           (130,284)              (15,175)                  -
   Issuance of common stock under employee stock plans               24,588                23,796                12,793
                                                                -----------           -----------           -----------
     Net cash (used in) provided by financing activities            (98,271)               39,799               101,758
                                                                -----------           -----------           -----------

Net increase in cash and cash equivalents                            18,245                17,708                 4,983

Cash and cash equivalents:
   At beginning of year                                             165,170               147,462               142,479
                                                                -----------           -----------           -----------
   At end of year                                               $   183,415           $   165,170           $   147,462
                                                                ===========           ===========           ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                      (In thousands, except share amounts)


                                                               Common Stock
                                                               --------------                  Additional
                                                          Issued                               paid-in          Retained
                                                          shares            balance            capital          earnings
                                                          ------            -------            -------          --------

Balance December 31, 1996                               156,252,182      $      1,562      $    174,371      $    530,782

Comprehensive income:
  Net income                                                    -                 -                 -             174,070
  Other comprehensive loss -
     Foreign currency translation
     adjustment, net of taxes of $1,332                         -                 -                 -                 -
Comprehensive income
Dividends                                                       -                 -                 -             (21,028)
Amortization of unearned compensation,
   net of cancellations                                         -                 -                 -                 -
Exercise of stock options                                   989,259                10             6,433               -
Tax benefit of nonvested shares and
   stock options                                                -                 -               6,376               -
                                                          ------            -------            -------          --------
Balance December 31, 1997                               157,241,441             1,572           187,180           683,824

Comprehensive income:
  Net income                                                    -                 -                 -             213,500
  Other comprehensive income -
     Foreign currency translation
      adjustment, net of taxes  of ($2,278)                     -                 -                 -                 -
Comprehensive income
Dividends                                                       -                 -                 -             (24,153)
Repurchase of common stock                                      -                 -                 -                 -
Acquisition of Buell Motorcycle Company                         -                 -                 996               -
Amortization of unearned compensation                           -                 -                 -                 -
Exercise of stock options                                 1,164,143                12            11,121               -
Tax benefit of stock options                                    -                 -              12,663               -
                                                          ------            -------            -------          --------
Balance December 31, 1998                               158,405,584             1,584           211,960           873,171

Comprehensive income:
  Net income                                                    -                 -                 -             267,201
  Other comprehensive income (loss):
     Foreign currency translation
       adjustment, net of tax benefit of $355                   -                 -                 -                 -
     Change in net unrealized gains on investment
       in retained securitzation interests,
       net of taxes of ($1,562)                                 -                 -                 -                 -
     Minimum pension liability adjustment,
       net of tax benefit of $3,606                             -                 -                 -                 -
Comprehensive income
Dividends                                                       -                 -                 -             (26,996)
Repurchase of common stock                                      -                 -                 -                 -
Cancellation of nonvested stock                                 -                 -                 -                 -
Amortization of unearned compensation                           -                 -                 -                 -
Exercise of stock options                                   887,488                 8             9,076               -
Tax benefit of stock options                                    -                 -              15,504               -
                                                          ------            -------            -------          --------
Balance December 31, 1999                               159,293,072      $      1,592      $    236,540      $  1,113,376


                                                             Accumulated
                                                               other comp-
                                                               rehensive                          Unearned
                                                               income            Treasury          comp-
                                                                (Loss)              Stock         ensation                Total
                                                                ------              -----         --------                -----
Balance December 31, 1996                                  $       (566)      $    (41,933)      $     (1,496)      $    662,720

Comprehensive income:
  Net income                                                        -                  -                  -              174,070
  Other comprehensive loss -
     Foreign currency translation
     adjustment, net of taxes of $1,332                          (2,269)               -                  -               (2,269)
Comprehensive income                                                                                                     171,801
Dividends                                                           -                  -                  -              (21,028)
Amortization of unearned compensation,
   net of cancellations                                             -                  (26)               382                356
Exercise of stock options                                           -                  -                  -                6,443
Tax benefit of nonvested shares and
   stock options                                                    -                  -                  -                6,376
                                                                 ------            -------            -------           --------
Balance December 31, 1997                                        (2,835)           (41,959)            (1,114)           826,668

Comprehensive income:
  Net income                                                        -                  -                  -              213,500
  Other comprehensive income -
     Foreign currency translation
      adjustment, net of taxes  of ($2,278)                       3,963                -                  -                3,963
                                                                                                                        --------
Comprehensive income                                                                                                     217,463
Dividends                                                           -                  -                  -              (24,153)
Repurchase of common stock                                          -              (15,175)               -              (15,175)
Acquisition of Buell Motorcycle Company                             -                    1                -                  997
Amortization of unearned compensation                               -                  -                  315                315
Exercise of stock options                                           -                  -                  -               11,133
Tax benefit of stock options                                        -                  -                  -               12,663
                                                                 ------            -------            -------           --------
Balance December 31, 1998                                         1,128            (57,133)              (799)         1,029,911

Comprehensive income:
  Net income                                                        -                  -                  -              267,201
  Other comprehensive income (loss):
     Foreign currency translation
       adjustment, net of tax benefit of       -                   (618)               -                  -                 (618)
     Change in net unrealized gains on investment
       in retained securitzation interests,
       net of taxes of ($1,562)                                   2,900                -                  -                2,900
     Minimum pension liability adjustment,
       net of tax benefit of $3,606                              (5,477)               -                  -               (5,477)
Comprehensive income                                                                                                     264,006
Dividends                                                           -                  -                  -              (26,996)
Repurchase of common stock                                          -             (130,284)               -             (130,284)
Cancellation of nonvested stock                                     -                 (575)               230               (345)
Amortization of unearned compensation                               -                  -                  200                200
Exercise of stock options                                           -                  -                  -                9,084
Tax benefit of stock options                                        -                  -                  -               15,504
                                                           ----------------------------------------------------------------------
Balance December 31, 1999                                  $     (2,067)      $   (187,992)      $       (369)      $  1,161,080
                                                           ======================================================================


 The accompanying notes are an integral part of the consolidated financial statements.

                              HARLEY-DAVIDSON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year ended December 31, 1999

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its subsidiaries (the Company), including the accounts of the group of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC) and Harley-Davidson Financial Services, Inc. (HDFS), formerly known as Eaglemark Financial Services, Inc.

         The Company operates in two principal business segments: Motorcycles and Related Products (Motorcycles) and Financial Services. All inter-company accounts and transactions are eliminated, with the exception of certain intersegment transactions occurring between the Motorcycles and Financial Services segments. The uneliminated intersegment transactions which occur between HDMC and HDFS relate to interest and fees on wholesale finance receivables; see further discussion of these items in Note 4.

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

         REVENUE RECOGNITION - In accordance with the contract terms between the Company and its independent dealers and independent distributors, revenue is recorded by the Company when products are shipped. Provisions for sales incentive programs are recognized as sales reductions at the time of revenue recognition.

         FINANCE RECEIVABLES INCOME RECOGNITION - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables. Loan origination payments made to dealers for certain retail installment sales contracts are deferred and amortized over the estimated life of the contract. Fees earned on revolving charge transactions are recognized upon assessment. Insurance commissions are recognized as received and commissions on the sale of extended service contracts are recognized when the contract is written.

         FINANCE RECEIVABLES CREDIT LOSSES - The provision for credit losses on finance receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover the losses of principal and accrued interest in the existing portfolio. HDFS' wholesale and other large loan charge-off policy is based on a loan-by-loan review. Retail revolving charge receivables are charged off at the earlier of 180 days contractually past due or when otherwise deemed to be uncollectible. Retail installment receivables are generally charged off at 120 days contractually past due. Repossessed inventory is recorded at net realizable value at time of repossession and any deficiency is charged off at that time.

         RECEIVABLE SECURITIZATIONS - During 1999, 1998 and 1997, HDFS sold $575 million, $450 million and $300 million of its retail installment loans through securitization transactions retaining servicing rights and limited recourse. Gain is recognized equal to the difference between the allocated cost basis of the receivables sold and the adjusted sales price. Adjusted sales price is determined based on a present value estimate of future cash flows on each loan pool sold. The resulting gain is reduced by applicable securitization costs and the unamortized loan origination fees relating to the receivables sold. Gain is a component of the investment in retained securitization interests. Defaults and prepayments in excess of anticipated amounts can result in a reduction to investment in retained securitization interests and a charge to income in future periods.

         Investment in retained securitization interests consists of interest-only strip receivables and reserve account deposits and are included in finance receivables. Interest-only strip receivables represent the present value of the projected excess servicing income of the securitized loans, taking into consideration estimated prepayments, defaults, and servicing costs. The receivables are reported at market value with unrealized gains and losses, net of tax, included as a component of shareholders' equity. As of December 31, 1999, the change in unrealized gain is $4.5 million, or $2.9 million, net of taxes.

         INVENTORIES - Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $40.9 million in 1999 and $43.7 million in 1998, are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

         DEPRECIATION - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

         PRODUCT WARRANTY - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

         RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses were approximately $70.3 million, $58.7 million, and $53.3 million for 1999, 1998 and 1997, respectively.

         INTERNAL-USE SOFTWARE - Effective January 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Approximately $15.2 million and $9.1 million of costs associated with internal-use software were capitalized during 1999 and 1998, respectively.

         GOODWILL - Goodwill represents the excess of the acquisition cost over the fair value of the net assets purchased. Goodwill is amortized on a straight-line basis over a 15-20 year period.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified in order to conform to current-year presentation.

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

         HDFS enters into various interest rate contracts including interest rate swap agreements to reduce the impact of fluctuations in interest rates. The credit risk is the amount of uncollected interest related to these agreements. The differential paid or received under these agreements is recognized as an adjustment to interest expense. The cost of interest rate contracts is amortized over the life of the contract. The unamortized cost of interest rate contracts is included in other assets. The fair values of interest rate swap agreements and forward foreign exchange contracts are discussed in Note 11.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective for fiscal years beginning after June 15, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. Based on the information available at this time, the adoption of this statement is not expected to have a material impact on the Company's financial statements.

     2. ADDITIONAL BALANCE SHEET AND CASH FLOWS INFORMATION

         Balance sheet information is as follows:


                                                            December 31,
                                                            ------------
                                                      1999              1998
                                                      ----              ----
                                                         (In thousands)
         Accounts receivable:
           Domestic                                 $  12,455         $  17,328
           Foreign                                     89,253            96,089
                                                    ---------          --------
                                                    $ 101,708         $ 113,417


         Domestic motorcycle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or floor planned by the purchasing dealers.

         The allowance for doubtful accounts deducted from accounts receivable was $1.8 million and $1.9 million at December 31, 1999 and 1998, respectively.


                                                           December 31,
                                                           ------------
                                                       1999            1998
                                                       ----            ----
                                                          (In thousands)
Inventories:
  Components at the lower of FIFO cost or market:
     Raw materials and work in process                $ 61,893      $ 55,336
     Motorcycle finished goods                          29,977        27,295
     Parts and accessories and general merchandise      97,422        93,710
                                                      --------      --------
                                                       189,292       176,341
       Excess of FIFO over LIFO cost                    20,676        20,725
                                                      --------      --------

                                                      $168,616      $155,616
                                                      ========      ========



                                                   December 31,
                                                   ------------
                                                1999            1998
                                                ----            ----
                                                  (In thousands)
Property, plant and equipment, at cost:
  Land and land improvements                 $   13,828      $   12,633
  Buildings and improvements                    216,575         213,058
  Machinery and equipment                       893,129         699,362
  Construction in progress                      112,618         151,328
                                             ----------      ----------
                                              1,236,150       1,076,381

  Less accumulated depreciation                 554,409         448,622
                                             ----------      ----------
                                             $  681,741      $  627,759
                                             ==========      ==========



                                                                 December 31,
                                                                 ------------
                                                              1999            1998
                                                              ----            ----
                                                                 (In thousands)
Accrued and other liabilities:
  Payroll, performance incentives, and related expenses      $ 77,311      $ 75,507
  Warranty/recalls                                             14,655        13,853
  Dealer incentive programs                                    40,322        35,302
  Product liability                                             4,521         5,040
  Income taxes payable                                         26,460        33,502
  Other                                                        36,062        35,847
                                                             --------      --------
                                                             $199,331      $199,051
                                                             ========      ========

         Supplemental cash flow information is as follows:


                                                                             1999            1998             1997
                                                                             ----            ----             ----
                                                                                        (In thousands)
         Net changes in other current assets and current liabilities:
           Accounts receivable                                             $  11,709       $  (8,606)      $  38,518
           Inventories                                                       (13,000)        (33,888)        (16,089)
           Prepaid expenses                                                   (3,527)         (3,295)            125
           Accounts payable and accrued liabilities                           17,320          42,919          30,597
                                                                           ---------       ---------       ---------
                                                                           $  12,502       $  (2,870)      $  53,151
                                                                           =========       =========       =========

         Cash paid during the period for interest and income taxes is as follows (in thousands):

              Interest                                                     $  28,803       $  23,795       $  17,355
                                                                           =========       =========       =========

              Income taxes                                                 $ 130,937       $  89,493       $  86,773
                                                                           =========       =========       =========


         Of the interest paid in 1997 approximately $3.5 million was capitalized. No interest was capitalized in 1999 or 1998. Interest paid includes the interest payments of HDFS which is included in operating income from financial services.

     3.  BUSINESS ACQUISITIONS

         In 1999, the Company acquired all of the remaining common stock of HDFS from its minority shareholders. The purchase of the minority interest was completed with cash on hand, and resulted in an increase in goodwill of approximately $7.5 million.

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

     4.  HARLEY-DAVIDSON FINANCIAL SERVICES, INC.

         HDFS is a wholly owned subsidiary of the Company engaged in the business of financing and servicing wholesale inventory receivables, consumer retail installment sales contracts (primarily motorcycles) and revolving charge receivables. HDFS is responsible for all credit and collection activities for the Motorcycles segment's domestic dealer receivables. Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe. The condensed statements of operations relating to the Financial Services segment are as follows:
         (in thousands):


                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                          1999            1998              1997
                                                                          ----            ----              ----

              Interest income                                           $ 78,502         $ 65,203          $ 42,118
              Securitization and servicing fee income                     36,378           24,380            14,948
              Other income                                                17,861           13,339             9,932
                                                                        --------         --------           -------
                Total income                                             132,741          102,922            66,998

              Interest expense                                            28,686           24,008            17,764
              Provision for credit losses                                 17,919           10,338             6,547
              Operating expenses                                          58,451           48,365            30,332
                                                                        --------           ------            ------
                Total expenses                                           105,056           82,711            54,643
                                                                         -------         --------          --------
              Operating income from financial services                   $27,685          $20,211           $12,355
                                                                         =======          =======           =======


         Certain transactions between the Motorcycles and Financial Services segments are not eliminated and are reflected in the condensed statements of operations above. Included in interest income is approximately $6.3 million, $5.3 million and $4.7 million of interest on wholesale finance receivables paid by HDMC to HDFS in 1999, 1998, and 1997, respectively. This interest is paid on behalf of HDMC's independent dealers as an incentive to hold inventory during the winter months. Included in other income is approximately $1.5 million, $1.3 million and $.5 million of fees HDMC paid to HDFS for credit and collection activities on receivables purchased from HDMC during 1999, 1998, and 1997, respectively. The offsetting transactions recorded by HDMC are included in selling, administrative and engineering in the consolidated statement of operations.

         Finance receivables, included in the current and non-current sections of the consolidated balance sheets, originated or purchased by HDFS and owned at December 31, were as follows (in thousands):


                                                                                          1999              1998
                                                                                          ----             -----
              Wholesale                                                                  $358,052          $295,138
              Retail                                                                      228,433           204,257
              Retail revolving charge                                                     149,818           138,163
              Investment in retained securitization interests                              73,481            52,188
                                                                                         --------          --------
                                                                                          809,784           689,746
              Allowance for credit losses                                                  13,945             9,978
                                                                                       ----------        ----------
                                                                                         $795,839          $679,768
                                                                                         ========          ========


         Finance receivables include wholesale loans to dealers and retail loans to consumers. Wholesale loans to dealers are generally secured by financed inventory or property. Consumer loans consist of secured installment sales contracts and revolving charge receivables. Title to vehicles financed by installment sales contracts are held by HDFS. Where possible, revolving charge receivables are cross-collateralized by vehicles financed by HDFS. HDFS owns finance receivables originated in the United States and Canada.

         Wholesale finance receivables are primarily motorcycles and related parts and accessories which are contractually due within one year. Retail finance receivables are primarily motorcycles, watercraft and revolving charges. On December 31, 1999, contractual maturities of finance receivables were as follows (in thousands):


                          2000                        $421,415
                          2001                          60,784
                          2002                          52,343
                          2003                          49,042
                          2004                          47,486
                          Thereafter                   178,714
                                                       -------

                          Total                       $809,784
                                                      ========


         The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses for the year ended December 31, are as follows (in thousands):


                                           1999           1998
                                       --------       --------
Balance at beginning of year           $  9,978       $  6,867
Provision for credit losses              17,919         10,338
Charge-offs                             (13,952)        (7,227)
                                       --------       --------
Balance at end of year                 $ 13,945       $  9,978
                                       ========       ========


         HDFS serviced with limited recourse $847.6 million and $612.4 million of retail installment loans as of December 31, 1999 and 1998, respectively.

         See Note 13 for further information regarding finance receivables.

         HDFS' debt as of December 31, consisted of the following (in thousands):


                                   1999          1998
                               --------      --------
Commercial paper               $373,212      $356,677
Revolving credit facility        57,951        40,065

Senior subordinated notes        30,000        30,000
                               --------      --------
 Total finance debt            $461,163      $426,742
                               ========      ========

         HDFS may issue commercial paper of up to $600 million. Maturities may range up to 270 days from the issuance date. Outstanding commercial paper may not exceed the liquidity support provided by the unused portion of the Credit Facilities noted below. The weighted average interest rate on outstanding commercial paper balances was 6.01% and 5.28% at December 31, 1999 and 1998, respectively.

         Prior to December 31, 1999, HDFS entered into agreements with a group of financial institutions providing bank credit facilities ("Credit Facilities") of $600 million. The Credit Facilities consist of a $350 million, 364-day revolving loan due September 2000 and a $250 million, five-year revolving loan due November 2002. At December 31, 1998, HDFS had Credit Facilities of $500 million. The primary uses of the Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund foreign business operations. Subject to certain limitations, HDFS has the option to borrow in various currencies. Interest is based on London interbank offered rates ("LIBOR") or other short-term rate indices, depending on the type of advance.

         At December 31, 1999, and 1998, HDFS had $30 million of 6.79% Senior Subordinated Notes ("Notes") outstanding due in 2007. The Notes provide for semi-annual interest payments, and principal at maturity. HDFS has tendered various operating and financial covenants and remains in compliance at December 31, 1999.

         Long-term finance debt included on the balance sheet consists of the $250 million five-year revolving credit facility and the $30 million of senior subordinated notes at December 31, 1999. The full amount of the five-year credit facility has been excluded from current liabilities because the Company intends that at least that amount would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

         The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants. Support may be provided either as capital contributions or loans at the Company's option.

     5.   NOTES PAYABLE AND LETTERS OF CREDIT

         As of December 31, 1999 and 1998, the Company had unsecured lines of credit totaling approximately $41.3 million and $43.9 million, respectively, of which approximately $41.2 million and $43.6 million, respectively, remained available.

         At December 31, 1999 and 1998, the Company had outstanding letters of credit of $7.5 million and $13.3 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

     6.  INCOME TAXES

         Provision for income taxes consists of the following:


                     1999            1998             1997
                     ----            ----             ----
                               (In thousands)
  Current:
     Federal      $ 117,612       $  99,567       $  85,237
     State           15,890          13,325           9,612
     Foreign          8,697           8,647           4,634
                  ---------       ---------       ---------
                    142,199         121,539          99,483
 Deferred:
     Federal          9,899             979              85
     State            1,788             282           2,215
     Foreign           (294)            (71)            449
                  ---------       ---------       ---------
                     11,393           1,190           2,749
                  ---------       ---------       ---------
     Total        $ 153,592       $ 122,729       $ 102,232
                  =========       =========       =========

         The provision for income taxes differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate due to the following items:


                                            1999          1998          1997
                                           ------        ------        ------

Provision at statutory rate                  35.0%         35.0%         35.0%
Foreign income taxes                           .6            .8            .7
Foreign tax credits                           (.6)          (.8)          (.7)
State taxes, net of federal benefit           2.8           2.9           2.9
Foreign sales corporation                     (.9)          (.7)         (1.1)
Other                                         (.4)          (.7)           .2
                                            ------        ------        ------
Provision for income taxes                   36.5%         36.5%         37.0%
                                            ======        ======        ======



         Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31 include the following:


                                                     1999             1998
                                                     ----             ----
                                                       (In thousands)

Deferred tax assets:
  Accruals not yet tax deductible                  $ 37,470       $ 35,192
  Postretirement health care benefit obligation      32,298         30,212
  Other, net                                            120            502
                                                   --------       --------
                                                     69,888         65,906
Deferred tax liabilities:
  Depreciation, tax in excess of book               (31,567)       (24,392)
  Pension obligation                                (10,460)        (4,198)
  Other, net                                        (10,458)       (10,564)
                                                   --------       --------
                                                    (52,485)       (39,154)
                                                   --------       --------
  Net deferred tax asset                           $ 17,403       $ 26,752
                                                   ========       ========

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

        Under the terms of the sale of the Commercial Vehicles Division, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20 million. Based on the environmental studies performed as part of the sale of the Transportation Vehicles segment, the Company does not expect to incur any material expenditure under this indemnification.

        The Company self-insures its product liability losses in the United States up to $2.5 million per occurrence. Catastrophic coverage is maintained for occurrences in excess of $2.5 million up to $100 million. Outside the United States, the Company is insured for product liability losses up to $100 million ($25 million before June 1998) per occurrence and in the aggregate. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

     EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company has several noncontributory defined benefit pension plans covering substantially all employees of the Motorcycles segment. Benefits are based primarily on years of service and, for certain plans, levels of compensation. The Company also has unfunded supplemental executive retirement plan (SERP) agreements with certain executive officers which was instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.


                                                                    Pension and                    Postretirement Health
                                                                    SERP Benefits                     Care Benefits
                                                                 1999           1998              1999              1998
                                                                 ----           ----              ----              ----
                                                                                      (In thousands)
         Change in benefit obligation:
           Benefit obligation, beginning of year             $253,620         $213,393           $60,942          $52,892
           Service cost                                        12,215            9,954             2,921            2,438
           Interest cost                                       19,763           17,449             4,774            4,261
           Actuarial losses                                    19,682           17,736             5,086            3,726
           Plan participant's contributions                     3,875            3,218                 -                -
           Benefits paid                                      (17,970)          (8,130)           (3,126)          (2,375)
                                                             ---------         --------            ------           ------
         Benefit obligation, September 30                     291,185          253,620            70,597           60,942

         Change in plan assets:
           Fair value of plan assets, beginning of year       187,205          180,640                -                 -
           Actual return on plan assets                        51,095           (1,897)               -                 -
           Company contributions                               39,955           13,374             3,126            2,375
           Plan participant contributions                       3,875            3,218                 -                -
           Benefits paid                                      (17,970)          (8,130)           (3,126)          (2,375)
                                                             ---------         --------            ------           ------
         Fair value of plan assets, September 30              264,160          187,205                 -                -

         Funded status of the plans:
           Benefit obligation over plan assets                 27,025           66,415            70,597           60,942
           Unrecognized transition asset                          131              467                -                 -
           Unrecognized prior service cost                    (22,051)         (24,648)            1,650            1,888
           Unrecognized net gain (loss)                       (21,889)         (38,478)            4,291            9,739
                                                             ---------          ------           -------          -------
         (Prepaid) accrued benefit cost, September 30         (16,784)           3,756            76,538           72,569
           Fourth quarter contributions                            -              (709)             (819)            (486)
                                                             ---------        ---------          ---------        --------
         (Prepaid) accrued benefit cost, December 31         $(16,784)        $  3,047           $75,719          $72,083
                                                              ========        ========           =======          =======

         Amounts recognized in the Statement of Financial Position, December 31:

           Accrued benefit liability                         $ 17,423         $ 26,762           $75,719          $72,083
           Prepaid benefit cost                               (22,132)              -                  -                -
           Intangible asset                                    (2,992)         (23,715)                -                -
           Accumulated other comprehensive income              (9,083)               -                 -                -
                                                              --------        --------           -------          -------
         Net amount recognized                               $(16,784)        $  3,047           $75,719          $72,083
                                                              ========        ========           =======          =======


         Amounts applicable to the Company's pension and SERP plan(s) with accumulated benefit obligations in excess of plan assets (in thousands):


                                                             1999               1998
                                                             ------             ----
                Projected benefit obligation                $21,266           $159,927
                Accumulated benefit obligation              $15,166           $144,009
                Fair value of plan assets                  $    112           $117,586


                                                                  Pension and                   Postretirement Health
                                                                SERP Benefits                     Care Benefits
                                                  1999          1998          1997             1999          1998      1997
                                                  ----          ----          ----             ----          ----      ----
                                                                                  (In thousands)

         Components of net periodic benefit cost:
           Service cost                        $ 12,215       $  9,954       $  8,442       $  2,921       $  2,438       $  1,990
           Interest cost                         19,763         17,449         15,764          4,774          4,261          3,967
           Expected return on plan assets       (19,457)       (16,864)       (14,052)           -              -              -
           Amortization of unrecognized:
              Net transition asset                 (336)          (349)          (349)           -              -              -
              Prior service cost                  2,668          2,664          2,488           (238)          (238)          (239)
              Net (gain) loss                     4,563            421            696           (362)          (624)          (602)
                                               --------       --------       --------       --------       --------       --------
           Net periodic benefit cost           $ 19,416       $ 13,275       $ 12,989       $  7,095       $  5,837       $  5,116
                                               ========       ========       ========       ========       ========       ========

         Weighted-average assumptions as of
           September 30:
              Discount rate                         8.0%           8.0%           8.3%           8.0%           8.0%           8.3%
              Expected return on plan assets       10.3%          10.3%          10.3%           n/a            n/a            n/a
              Rate of compensation increase         5.0%           5.0%           5.0%           n/a            n/a            n/a


         Included in the pension plan assets are 636,796 shares of the Company's common stock at December 31, 1999 and 1998. The market value of these shares at December 31, 1999 and 1998 was $40.8 million and $30.2 million, respectively. Dividends paid on shares of the Company's stock were approximately $111,000 and $99,000 during 1999 and 1998, respectively.

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

         The weighted average health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation of the health care plans was 6.0% in 1999, which is the trend rate going forward. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):


                                                                              1-Percent         1-Percent
                                                                              Increase           Decrease
                                                                              --------          --------
           Effect on total of service and interest cost
              components in 1999                                                  $1,145         $   (940)
           Effect on postretirement benefit obligation
              as of September 30, 1999                                            $7,311          $(6,524)


         The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $3.2 million, $2.9 million and $2.9 million for matching contributions during 1999, 1998 and 1997, respectively.

     9.  CAPITAL STOCK

         The Company has 400 million authorized shares of $.01 par value common stock.

         The Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 2,428,000 and 600,000 shares of its common stock during 1999 and 1998, respectively, under this authorization.

         In addition, the Board of Directors has authorized the Company to repurchase up to 8 million shares of the Company's outstanding common stock. To date, the Company has repurchased 3,300,000 shares of its common stock and as a result the Company has 4,700,000 shares available to repurchase under this authorization.

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

         The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights), the agreement with respect to which was amended effective February 19, 1999. Each outstanding share of common stock entitles its holder to one-eighth Right. Under certain conditions, each Right entitles the holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $800, subject to adjustment. The Rights are only exercisable if a person or group has acquired 15% or more of the outstanding common stock or has announced an intention to acquire 25% or more of the outstanding common stock. If there is a 15% acquiring party, each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price. In addition, prior to the acquisition of 50% or more of the outstanding common stock by an acquiring party, the Board of Directors of the Company may exchange the Rights (other than the rights of an acquiring party which have become void), in whole or in part, at an exchange ratio of eight shares of common stock or one one-hundredth of a share of Preferred Stock (or a share of the Company's preferred stock having equivalent rights, privileges, and preferences) per Right, subject to adjustment.

         The Company has a nonvested stock plan under which plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding ten years. Participants may vest in certain amounts of the nonvested stock upon death, disability or retirement as described in the plan.

         Unearned compensation was charged for the market value of the nonvested shares on the date of grant and is being amortized over the restricted period or reversed upon cancellation. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

         Information with respect to nonvested stock outstanding is as follows:


                                                                         1999             1998              1997
                                                                         ----             ----              ----
           Outstanding at beginning of year at
              $2.37 to $17.53 per share                                152,800            152,800         167,800
           Nonvested shares vested at
              $2.37 to $13.47 per share                                      -                  -         (15,000)
           Nonvested shares cancelled at
               $17.53 per share                                        (32,800)                 -               -
                                                                       -------            -------         -------
           Total shares outstanding at end of year at
              $11.53 to $13.47 per share                               120,000            152,800         152,800
                                                                       =======            =======         =======

         Income (expense) in 1999, 1998 and 1997 associated with this nonvested stock plan was $.1 million, $(.3) million, and $(.4) million, respectively.

         The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options vest ratably over a four year period with the first 25 percent becoming exercisable one year after the date of grant. The options expire ten years from the date of grant. The number of shares of common stock available for future grants under such plans were 4.1 million and 4.7 million at December 31, 1999 and 1998, respectively.

         The following table summarizes the transactions of the Stock Option Plan for the three-year period ended December 31, 1999:


                                                1999                           1998                         1997
                                     ---------------------------   ----------------------------  ----------------------------
                                                Weighted-Average               Weighted-Average              Weighted-Average
                                     Options      Exercise Price   Options       Exercise Price  Options       Exercise Price
                                     -------      --------------   -------       --------------  -------       --------------
         Options outstanding at
           beginning of year        6,053,803       $15.86        6,242,401      $12.23        6,398,292      $10.04
         Options granted              753,570        51.63        1,030,061       29.26        1,058,178       20.86
         Options exercised           (887,488)        9.59       (1,164,143)       8.04         (989,259)       6.51
         Options cancelled           (161,605)       26.03          (54,516)      21.18         (224,810)      15.88
                                    ----------                   ----------                    ---------
         Options outstanding at
           end of year              5,758,280        21.24        6,053,803       15.86        6,242,401       12.23
                                    =========                     =========                    =========

         Weighted-average fair value
           of options granted during
             the year                  $20.45                        $11.28                        $8.13
                                       ======                        ======                        =====

         Number of options
          exercisable at end of
             year                   3,778,727       $14.06        3,523,630      $10.85        3,653,421       $ 8.45
                                    =========       ======        =========      ======        =========       ======

         Options outstanding at December 31, 1999:


                                                                                         1999
                                                                             ----------------------------
                                                                                          Weighted-Average
                                                                             Options       Exercise Price
                                                                             -------       --------------
              Price range $2.30 to $10;
                weighted-average contractual
                life of 2.2 years                                           1,004,780            $  6.52
              Price range $10.01 to $20;
                weighted-average contractual
                life of 5.2 years                                           2,253,974             $14.66
              Price range $20.01 to $30;
                weighted-average contractual
                life of 7.6 years                                           1,712,559             $24.90
              Price range $30.01 to $40;
                weighted-average contractual
                life of 8.3 years                                              24,900             $35.91
              Price range $40.01 to $50;
                weighted-average contractual
                life of 8.9 years                                              19,961             $42.38
              Price range $50.01 to $60;
                weighted-average contractual
                life of 9.1 years                                             742,106             $51.63
                                                                            ---------
                                                                            5,758,280
                                                                            =========


         As is permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company elected to continue to account for employee stock compensation (e.g., nonvested stock and stock options) in accordance with APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price at the measurement date. SFAS No. 123 calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all employee awards.

         For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                         1999                1998              1997
                                                                         ----                ----              ----
         Pro forma net income                                           $260,459         $207,857          $169,883
         Pro forma earnings per share:
           Basic                                                           $1.71            $1.37             $1.12
           Diluted                                                         $1.68            $1.35             $1.11

         In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of approximately 6%; dividend yield of .3%, .5% and .5%, respectively; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of two years from the vesting date. Forfeitures are recognized as they occur. These pro forma calculations only include the effects of grants made in 1995 and thereafter.

     10. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                         1999            1998               1997
                                                                         ----            ----               ----
                NUMERATOR
              Net income used in computing basic and
                diluted earnings per share                              $267,201       $213,500            $174,070
                                                                        ========       ========            ========

                DENOMINATOR
              Denominator for basic earnings per share -
                weighted-average common shares                           152,374        152,227             151,650
              Effect of dilutive securities - employee
                stock options and nonvested stock                          2,483          2,476               2,298
                                                                        --------       --------            --------
              Denominator for diluted earnings per share -
                adjusted weighted-average shares                         154,857        154,703             153,948
                                                                         =======        =======             =======
              Basic earnings per share                                     $1.75          $1.40               $1.15
                                                                           =====          =====               =====
              Diluted earnings per share                                   $1.73          $1.38               $1.13
                                                                           =====          =====               =====

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

         The Company enters into forward foreign exchange contracts to hedge against sales transactions denominated in European currencies and Japanese Yen. At December 31, 1999, the Company had forward foreign exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. dollars. These contracts represent a combined U.S. dollar equivalent commitment of approximately $4 million and $118 million at December 31, 1999 and 1998, respectively. All current contracts have maturities of less than one year. Unrealized gains and losses on these forward foreign exchange contracts, which were not material at December 31, 1999 or 1998, are deferred and recognized at the time the hedged transaction is settled.

         HDFS has utilized interest rate swap agreements to reduce the impact of fluctuations in interest rates. At December 31, 1999 and 1998, HDFS had approximately $28 million and $38 million, respectively, in interest rate swaps outstanding. The fair value of the swaps, if HDFS were to terminate the agreements, was not material at December 31, 1999 and 1998.

     12. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

         (a)  Business segments

         The Company operates in two business segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

         The Motorcycles and Related Products segment consists primarily of the Company's wholly owned subsidiary, H-D Michigan, Inc., its wholly owned subsidiaries doing business as Harley-Davidson Motor Company and Buell Motorcycle Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and sport motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company holds a smaller market share in the European market, which is a larger market than the United States, and in the Japanese market, which is a smaller market than the United States.

         The Financial Services segment consists of the Company's wholly owned subsidiary, Harley-Davidson Financial Services, Inc. (formerly known as Eaglemark Financial Services, Inc.). HDFS is engaged in the business of financing and servicing wholesale inventory receivables, consumer retail installment sales contracts (primarily motorcycles) and revolving charge receivables. Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

         Information by industry segment is set forth below (in thousands):


                                                                        1999           1998              1997
                                                                        ----           ----              ----
              Net sales:
                Motorcycles and Related Products                    $2,452,939     $2,063,956        $1,762,569
                Financial Services (1)                                  N/A             N/A               N/A
                                                                      --------         --------         ---------
                                                                    $2,452,939     $2,063,956        $1,762,569
                                                                      ========         ========         =========
         Income from operations:
                Motorcycles and Related Products                      $397,601         $324,448          $265,486
                Financial Services (1)                                  27,685           20,211            12,355
                General corporate expenses                              (9,427)         (11,043)           (7,838)
                                                                      --------         --------          --------
                                                                      $415,859         $333,616          $270,003
                                                                      ========         ========          ========

              Information by industry segment is set forth below (in thousands):


                                                 Motorcycles
                                                 and Related           Financial
                                                 Products               Services        Corporate      Consolidated
                                                 --------               --------        ---------      ------------
           1999
              Identifiable assets                   $1,058,934          $868,711         $184,432        $2,112,077
              Depreciation and amortization            107,737             5,813              272           113,822
              Net capital expenditures                 162,071             3,565              150           165,786

           1998
              Identifiable assets                   $1,010,640          $743,585         $165,984        $1,920,209
              Depreciation and amortization             80,663             6,488              271            87,422
              Net capital expenditures                 178,444             4,202              124           182,770

           1997
              Identifiable assets                     $856,779          $598,514         $143,608        $1,598,901
              Depreciation and amortization             66,426             3,489              263            70,178
              Net capital expenditures                 183,194             2,834              143           186,171



           (1) The results of operations for the financial services subsidiary are included as operating income from financial services in the statements of operations. See Note 4.

         (b)  Geographic information

              Included in the consolidated financial statements are the following amounts relating to geographic locations:


                                                                        1999               1998              1997
                                                                        ----               ----              ----
                                                                                      (In thousands)
       Revenues (1):
         United States                                                $1,915,631       $1,566,559        $1,304,748
         Canada                                                           80,271           73,908            62,717
         Germany                                                          88,814           84,436            81,541
         Japan                                                           135,589          102,245            90,243
         Other foreign countries                                         232,634          236,808           223,320
                                                                      ----------       ----------        ----------
                                                                      $2,452,939       $2,063,956        $1,762,569
                                                                      ==========       ==========        ==========
       Long-lived assets (2):
         United States                                                  $775,764         $722,854          $607,363
         Other foreign countries                                           8,948            6,676             7,073
                                                                       ---------        ---------         ---------
                                                                        $784,712         $729,530          $614,436
                                                                        ========         ========          ========


(1) Revenues are attributed to geographic regions based on location of customer.
(2) Long-lived assets include all long-term assets except those specifically excluded under SFAS No.
    131 such as deferred income taxes and financial instruments, including finance receivables.

     13. SALE OF HARLEY-DAVIDSON(R) CHROME VISA(R) Card

         On January 19, 2000, HDFS entered into an agreement, subject to regulatory approval, to sell its revolving charge receivables. The purchase price is contingent upon the value and quality of the underlying receivables and will be determined upon final regulatory approval. Currently, the Company expects to realize an after tax gain on the sale which, net of transaction costs, will not be material to the consolidated results of operations of the Company. In addition, the Company will also receive royalty payments in exchange for the buyer's right to use the Harley-Davidson Chrome Visa(R) trade name.

SUPPLEMENTARY DATA


                                             Quarterly Financial Data (Unaudited)
                                             ------------------------------------
                                             (In millions, except per share data)

                               1st Quarter                 2nd Quarter              3rd Quarter               4th Quarter
                               -----------                 -----------              -----------               -----------
                              1999      1998              1999    1998            1999     1998               1999     1998
                              ----      ----              ----    ----            ----     ----               ----     ----

Net sales                     $558.6     $466.5         $608.7     $517.2         $623.2     $517.2          $662.5     $563.1

Gross profit                   189.1      149.9          213.0      177.5          204.7      171.1           228.9      192.2

Net income                      59.0       44.7           68.6       55.4           65.4       52.4            74.2      61.0


Earnings per common share:

  Basic                         $.39       $.29           $.45       $.36           $.43       $.34            $.49       $.40
  Diluted                       $.38       $.29           $.44       $.36           $.42       $.34            $.48       $.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included or to be included in the Company's definitive proxy statement for the 2000 annual meeting of shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 1999 (the "Proxy Statement"), under the captions "1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]


                                                                                                              Page
                                                                                                              ----

Consolidated statements of operations for each of the three years in the period ended
  December 31, 1999                                                                                             32

Consolidated balance sheets at December 31, 1999 and 1998                                                       33

Consolidated statements of cash flows for each of the three years in the period ended
  December 31, 1999                                                                                             34

Consolidated statements of shareholders' equity for each of the three years
  in the period ended December 31, 1999                                                                         35

Notes to consolidated financial statements                                                                      36

Consolidated financial statement schedules for each of the three years in the period ended December 31, 1999

      II -  Valuation and qualifying accounts                                                                   60

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

                                 LIST OF EXHIBITS
                           --------------------------
                           [Items 14(a)(3) and 14(c)]


Exhibit No       Description
----------       -----------

    3.1           Restated Articles of Incorporation

    3.2           By-Laws

    4.1           Form of Rights Agreement between the Registrant and Firstar
                  Trust Company

    4.2           Amendment to Rights Agreement dated as of June 21, 1991

    4.3           Amendment to Rights Agreement dated as of August 23, 1995

    4.4           Amendment to Rights Agreement dated as of February 18, 1999

    4.5 New form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000

   10.1*          Form of Employment Agreement between the Registrant and
                  Mr. Bleustein

   10.2*          1988 Stock Option Plan

   10.3*          1990 Stock Option Plan

   10.4*          1995 Stock Option Plan as amended through May 8, 1999

   10.5*          1998 Director Stock Plan


* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

                                LIST OF EXHIBITS
                                ----------------
                           [Items 14(a)(3) and 14(c)]

Exhibit No.       Description
-----------       -----------

   10.6* Form of Transition Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson,
                  McCaslin, Wilke, Ziemer and Ms. Lione and Ms. Zarcone

   10.7*          Deferred Compensation Plan

   10.8* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin,
                  Wilke and Ziemer and Ms. Lione

   10.9*          Harley-Davidson, Inc. Corporate Short Term Incentive Plan

   10.10* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein and McCaslin

   10.11* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, Hevey,
                  McCaslin, Wilke and Ziemer and Ms. Lione

   10.12* Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer.

   10.13*         Harley-Davidson Pension Benefit Restoration Plan


   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

                                LIST OF EXHIBITS
                                ----------------
                           [Items 14(a)(3) and 14(c)]

Exhibit No.       Description
-----------       -----------

   10.14*         Description of post-retirement life insurance equivalent

   10.15*         1998 Stock Option Plan

   10.16*         Employment Agreement between the Registrant and Ms. Zarcone

   21             List of Subsidiaries

   23             Consent of Ernst & Young LLP, Independent Auditors

   27             Financial Data Schedule for 1999

   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

                                                                     SCHEDULE II

                              HARLEY-DAVIDSON, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                             Balance at      Additions                            Balance
                                                              beginning       charged to                          at end
Classification                                               of Year           Expense         Deductions(1)      of Year
--------------                                               -------           -------         -------------      -------
Accounts receivable -
     Allowance for doubtful accounts:

        1999                                                     $1,866             $ 16            $ (86)           $1,796
                                                                 ======             ====            ======           ======

        1998                                                     $1,548             $481           $(163)           $1,866
                                                                 ======             ====           ======           =======

        1997                                                     $1,918            $   0           $(370)            $1,548
                                                                 ======            =====           ======            ======


Finance receivables -
     Allowance for doubtful accounts:

        1999                                                     $9,978          $17,919         $(13,952)          $13,945
                                                                 ======          =======         ========           =======

        1998                                                     $6,867         $10,338           $(7,227)           $9,978
                                                                 ======         =======           =======            ======

        1997                                                     $4,133         $ 6,547           $(3,813)           $6,867
                                                                 ======         =======           =======            ======


Inventories -
     Allowance for obsolescence and loss (2):

        1999                                                     $8,301           $4,887          $(2,520)          $10,668
                                                                 ======           ======          ========          =======

        1998                                                     $3,758           $5,190         $   (647)           $8,301
                                                                 ======           ======         ========            ======

        1997                                                     $4,634          $1,642           $(2,518)           $3,758
                                                                 ======          ======           =======            ======



  (1) Represents amounts written off to the reserve, net of recoveries.

  (2) Stated in last-in, first-out (LIFO) cost.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.

HARLEY-DAVIDSON, INC.

     By:/S/ Jeffrey L. Bleustein
     -------------------------------
      Jeffrey L. Bleustein
      Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.


            Name                                          Title
            ----                                          -----

     /S/ Jeffrey L. Bleustein
     --------------------------------             Chairman, Chief Executive Officer and Director
     Jeffrey L. Bleustein                         (Principal executive officer)

     /S/ James L. Ziemer
     --------------------------------             Vice-President and Chief Financial Officer
     James L. Ziemer                              (Principal financial officer)

     /S/ James M. Brostowitz
     --------------------------------             Vice-President/Controller and Treasurer
     James M. Brostowitz                          (Principal accounting officer)

     /S/ Barry K. Allen                           Director
     --------------------------------
     Barry K. Allen

     /S/ Richard I. Beattie                       Director
     --------------------------------
     Richard I. Beattie

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

     /S/ Donald A. James                          Director
     --------------------------------
     Donald A. James

     /S/ Richard G. LeFauve                       Director
     --------------------------------
     Richard G. LeFauve

     /S/ Sara L. Levinson                         Director
     --------------------------------
     Sara L. Levinson

     /S/ James A. Norling                         Director
     --------------------------------
     James A. Norling

     /S/ Richard F. Teerlink                      Director
     --------------------------------
     Richard F. Teerlink

                                INDEX TO EXHIBITS
                           --------------------------
                           [Items 14(a)(3) and 14(c)]


Exhibit No       Description
----------       -----------

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

    4.5 New form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

   10.1*          Form of Employment Agreement between the Registrant and
                  Mr. Bleustein (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
                  (File No. 33-5871))

   10.2* Harley-Davidson, Inc. 1988 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrants' Annual
                  Report on Form 10-K for the year ended December 31, 1997 (File
                  No. 1-9183))

   10.3* Harley-Davidson, Inc. 1990 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Registrants' Annual
                  Report on Form 10-K for the year ended December 31, 1997
                  (File No. 1-91830))

   10.4* Harley-Davidson, Inc. 1995 Stock Option Plan as amended through May 8, 1999

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

                                INDEX TO EXHIBITS
                                -----------------
                           [Items 14(a)(3) and 14(c)]

Exhibit No.       Description
-----------       -----------

   10.6* Form of Transition Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson,
                  McCaslin, Wilke and Ziemer and Ms. Lione and Ms. Zarcone
                  (incorporated herein by reference to Exhibit 10.7 to the Registrants' Annual Report on Form 10-K for the year ended
                  December 31, 1996 (File No. 1-9183))

   10.7* Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.8 to the Registrants' Annual Report on Form
                  10-K for the year ended December 31, 1993 (File No. 1-9183))

   10.8* Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin,
                  Wilke and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
                  1-9183))

   10.9*          Harley-Davidson, Inc. Corporate Short Term Incentive Plan
                  (incorporated herein by reference to Exhibit 10.9 to the Registrants' Annual Report on Form 10-K for the year ended
                  December 31, 1998 (File No. 1-9183))

   10.10* Form of Restricted Stock Agreement between the Registrant and each of Messrs. Bleustein and McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
                  1-9183))

   10.11* Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, Hevey,
                  McCaslin, Wilke and Ziemer and Ms. Lione (incorporated herein by reference to Exhibit 10.12 to the Registrants' Annual
                  Report on Form 10-K for the year ended December 31, 1996 (File
                  No. 1-9183))

   10.12* Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer. (incorporated herein by reference from Exhibit
                  10.2 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

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

   10.15*         1998 Stock Option Plan (incorporated by reference to Exhibit
                  4.1 to the Registrants' Registration Statement on Form S-8
                  (File No. 333-75347))

   10.16*         Employment Agreement between the Registrant and Ms. Zarcone

   21             List of Subsidiaries

   23             Consent of Ernst & Young LLP, Independent Auditors

   27             Financial Data Schedule for 1999

   * Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated