Form 10-Q
period 2000-03-26
HARLEY DAVIDSON INC
filed 2000-05-10
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 26, 2000

     or

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

                                 (414) 342-4680
                   -------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
                          -----------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)


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

Common Stock Outstanding as of May 5, 2000: 303,594,931 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                      For the Quarter Ended March 26, 2000


                                                                           Page
                                                                           ----
Part I.  Financial Information

     Item 1. Financial Statements

               Condensed Consolidated Statements of Income                   3

               Condensed Consolidated Balance Sheets                         4

               Condensed Consolidated Statements of Cash Flows               5

               Notes to Condensed Consolidated Financial Statements       6-10


     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       11-16


     Item 3. Quantitative and Qualitative Disclosures about Market Risk     17


Note regarding forward looking statements                                   17


Part II. Other Information


     Item 1. Legal Proceedings                                              18

     Item 6. Exhibits and Reports on Form 8-K                               18

     Signatures                                                             19

     Exhibit Index                                                          20

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                          Three months ended
                                                          ------------------

                                                        Mar. 26,      Mar. 28,
                                                          2000          1999
                                                          ----          ----

Net sales                                               $681,113      $558,567

Cost of goods sold                                       449,808       369,433
                                                        --------      --------
Gross profit                                             231,305       189,134

Operating income from financial services                   3,332         2,642
Operating expenses                                      (121,670)     (100,459)
                                                        --------      --------
Income from operations                                   112,967        91,317
Interest income, net                                       2,872         1,489
Gain on sale of credit card business                      18,915             -
Other income (expense), net                                 (325)          178
                                                        --------      --------
Income before provision for income taxes                 134,429        92,984

Provision for income taxes                                54,202        33,940
                                                        --------      --------
Net income                                              $ 80,227      $ 59,044
                                                        ========      ========

Earnings per common shares:
  Basic                                                     $.26          $.19
                                                            ====          ====

  Diluted                                                   $.26          $.19
                                                            ====          ====

Weighted-average common shares outstanding:
  Basic                                                  302,898       306,092
                                                         =======       =======

  Diluted                                                307,712       311,372
                                                         =======       =======


Cash dividends per share                                   $.023         $.020
                                                           =====         =====


                             See accompanying notes.

                                             Harley-Davidson, Inc.
                                     Condensed Consolidated Balance Sheets
                                                (In thousands)

                                                            (Unaudited)                            (Unaudited)
                                                              Mar. 26,           Dec. 31,           Mar. 28,
                                                               2000               1999               1999
                                                               ----               ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                 $  208,996          $  183,415         $  145,238
  Accounts receivable, net                                     151,544             101,708            139,633
  Finance receivables, net (Note 8)                            471,780             440,951            401,746
  Inventories (Note 2)                                         168,560             168,616            154,127
  Other current assets                                          49,703              54,304             46,909
                                                            ----------          ----------         ----------
Total current assets                                         1,050,583             948,994            887,653

Finance receivables, net                                       371,386             354,888            427,076
Property, plant and equipment, net                             672,980             681,741            627,499
Goodwill (Note 8)                                               39,501              55,408             50,406
Other assets                                                    67,867              71,046             75,486
                                                            ----------          ----------         ----------
                                                            $2,202,317          $2,112,077         $2,068,120
                                                            ==========          ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  171,702          $  137,660         $  130,759
  Accrued expenses and other                                   226,774             199,331            193,792
  Current portion of finance debt                              123,815             181,163            238,288
                                                            ----------          ----------         ----------
Total current liabilities                                      522,291             518,154            562,839

Finance debt                                                   280,000             280,000            280,000
Other long-term liabilities                                     80,740              77,124             59,351
Postretirement health care benefits                             76,900              75,719             73,152

Contingencies (Note 6)

Total shareholders' equity                                   1,242,386           1,161,080          1,092,778
                                                            ----------          ----------         ----------
                                                            $2,202,317          $2,112,077         $2,068,120
                                                            ==========          ==========         ==========

                             See accompanying notes.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                          Three months ended
                                                          ------------------

                                                        Mar. 26,      Mar. 28,
                                                          2000          1999
                                                          ----          ----

Cash flows from operating activities:
  Net income                                            $ 80,227      $ 59,044
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale of credit card business                (18,915)            -
     Depreciation and amortization                        32,345        26,335
     Provision for credit losses                            (358)        4,269
     Long-term employee benefits                           4,662        (6,207)
     Other, net                                            2,071           602
     Net change in other current assets and
      current liabilities                                 16,306       (17,012)
                                                        --------      --------
Net cash provided by operating activities                116,338        67,031

Cash flows from investing activities:
  Purchase of property and equipment                     (22,590)      (25,794)
  Finance receivables acquired or originated            (881,337)     (737,744)
  Finance receivables collected/sold                     693,854       584,421
  Proceeds from sale of credit card business             176,391             -
  Other, net                                              (1,422)       (3,896)
                                                        --------      --------
Net cash used in investing activities                    (35,104)     (183,013)

Cash flows from financing activities:
  Net (decrease) increase in finance debt                (57,348)       91,546
  Dividends                                               (6,959)       (6,264)
  Purchase of common stock for treasury                   (8,870)            -
  Issuance of stock under employee stock
   and option plans                                       17,524        10,768
                                                        --------      --------
Net cash (used in) provided by financing activities      (55,653)       96,050
                                                        --------      --------

Net increase (decrease) in cash and cash equivalents      25,581       (19,932)

Cash and cash equivalents:
  At beginning of period                                 183,415       165,170
                                                        --------      --------
  At end of period                                      $208,996      $145,238
                                                        ========      ========


                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 26, 2000 and March 28, 1999, and the results of operations for the three-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - Inventories
--------------------
The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                  Mar. 26,   Dec. 31,   Mar. 28,
                                                    2000       1999       1999
                                                    ----       ----       ----
Components at the lower of cost,
 first-in, first-out (FIFO), or market:
   Raw material & work-in-process                 $ 64,818   $ 61,893   $ 55,596
   Finished goods                                   32,752     29,977     26,880
   Parts and accessories and general merchandise    91,916     97,422     93,126
                                                  --------    -------   --------
                                                   189,486    189,292    175,602
Excess of FIFO over LIFO                            20,926     20,676     21,475
                                                  --------   --------   --------

Inventories                                       $168,560   $168,616   $154,127
                                                  ========   ========   ========

Note 3 - Business Segments
--------------------------
The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services which consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc (HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                      Three months ended
                                                      ------------------
                                                     Mar. 26     Mar. 28
                                                      2000        1999
                                                      ----        ----
Net sales:
    Motorcycles and Related Products                 $681,113    $558,567
    Financial Services                                    n/a         n/a
                                                     --------    --------
                                                     $681,113    $558,567
                                                     ========    ========
Income from operations:
    Motorcycles and Related Products                 $112,640    $ 91,477
    Financial Services                                  3,332       2,642
    General corporate expenses                         (3,005)     (2,802)
                                                     --------    --------
                                                     $112,967    $ 91,317
                                                     ========    ========

Note 4 - Earnings Per Share
---------------------------
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts). Share and per share data have been adjusted for the two-for-one common stock split discussed in Note 7:

                                                      Three months ended
                                                      ------------------
                                                     Mar. 26     Mar. 28,
                                                      2000        1999
Numerator
---------
Net income used in computing
 basic and diluted earnings per share                 $80,227     $59,044
                                                      =======     =======
Denominator
-----------
Denominator for basic earnings per share -
 weighted-average common shares                       302,898     306,092
Effect of dilutive securities - employee stock
 options and nonvested stock                            4,814       5,280
                                                      -------     -------
Denominator for diluted earnings per share-
 adjusted weighted-average shares                     307,712     311,372
                                                      =======     =======

Basic earnings per share                                 $.26        $.19
                                                         ====        ====

Diluted earnings per share                               $.26        $.19
                                                         ====        ====

Note 5 - Comprehensive Income
-----------------------------
Total comprehensive income, which was comprised of net income, foreign currency translation adjustments and the change in net unrealized gains on investment in retained securitization interests, amounted to approximately $79.6 million and $58.7 million for the three months ended March 26, 2000 and March 28, 1999, respectively.

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

Note 7 - Capital Stock
----------------------

On February 17, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock effective for shareholders of record on March 22, 2000 and payable on April 7, 2000 (Stock Split). The Board of Directors also approved a quarterly cash dividend of 4.5 cents per share (2.25 cents per share adjusted for the Stock Split) for shareholders of record on March 15, 2000 and payable on March 27, 2000.

During the first quarter of 2000, the Company repurchased 130,600 (261,200 adjusted for the Stock Split) shares of its outstanding common stock with $8.9 million of cash on hand.

The Company has designated .5 million of the 2.0 million authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. As of the effectiveness of the Stock Split, each share of Preferred Stock, none of which is outstanding, is entitled to 1,600 votes per share (subject to adjustment) and other rights such that the value of a one one-hundredth interest in a share of Preferred Stock should approximate the value of sixteen shares of common stock.

The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights), the agreement with respect to which was amended effective February 19, 1999. As of the effectiveness of the Stock Split, each, outstanding share of common stock entitles its holder to one-sixteenth Right. Under certain conditions, each Right entitles the holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $800, subject to adjustment. The Rights are only exercisable if a person or group has (i) acquired 15% or more of the outstanding common stock or (ii) has announced an intention to acquire 25% or more of the outstanding common stock (either (i) or (ii), a "Triggering Event"). If there is a 15% acquiring party, each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price. In addition, prior to the acquisition of 50% or more of the outstanding common stock by an acquiring party, the Board of Directors of the Company may exchange the Rights (other than the Rights of an acquiring party which have become void), in whole or in part, at an exchange ratio of sixteen shares of common stock or one one-hundredth of a share of Preferred Stock (or a share of the Company's preferred stock having equivalent rights, privileges, and preferences) per Right, subject to adjustment. The Rights expire upon the close of business on August 20, 2000.

On February 17, 2000, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "2000 Right") for each outstanding share of Common Stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date. The Common Shares outstanding on August 20, 2000 will include the Common Shares the Company issued in connection with the Stock Split. Each 2000 Right will entitle the registered holder to purchase from the Company on ten-thousandth of a share of Preferred Stock at a price of $175 per one ten-thousandth of a share of Preferred Stock, subject to adjustment. At that time, the terms of the Preferred Stock will be amended so that the Preferred Stock will have rights such that the value of a one ten-thousandth of a share of Preferred Stock should approximate the value of one share of Common Stock.

As with the Rights, the 2000 Rights only become exercisable upon the occurrence of a Triggering Event and, if there is a 15% acquiring party, each holder of a 2000 Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

Note 8 - Sale of Credit Card Business
-------------------------------------

In March 2000,  the Company  sold its  Harley-Davidson(R)  Chrome  Visa(R)  Card business, which included approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-off of goodwill, which related to the business sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. Proceeds from the sale will be used to reduce finance debt.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         Results of Operations for the Three Months Ended March 26, 2000
         ---------------------------------------------------------------
                Compared to the Three Months Ended March 28, 1999
                -------------------------------------------------

For the quarter ended March 26, 2000, consolidated net sales totaled $681.1 million, a $122.5 million or 21.9% increase over the same period last year. Net income and diluted earnings per share for 2000 were $80.2 million and $.26 on
307.7 million weighted-average shares outstanding versus $59.0 million and $.19 on 311.3 million weighted-average shares outstanding in 1999, increases of 35.9% and 37.5%, respectively. First quarter 2000 net income includes a one-time after tax gain of $6.9 million which resulted from the sale of the Harley-Davidson Chrome Visa Card business. Excluding the one-time gain, net income and diluted earnings per share increased 24.2% and 25.7%, respectively, over the same quarter last year.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three Month Periods Ended
                        March 26, 2000 and March 28, 1999
================================================================================
                                             2000      1999   Increase   %Change
================================================================================
                           Motorcycle Unit Shipments
================================================================================
Harley-Davidson(R)motorcycle units         49,057    41,181     7,876      19.1%
--------------------------------------------------------------------------------
Buell(R)motorcycle units                    2,338     2,013       325      16.1
--------------------------------------------------------------------------------
  Total motorcycle units                   51,395    43,194     8,201      19.0%
================================================================================
                            Net sales (in millions)
================================================================================
  Harley-Davidson motorcycles              $535.3    $436.5     $98.8      22.6%
--------------------------------------------------------------------------------
  Buell motorcycles                          16.8      16.1        .7       4.5
--------------------------------------------------------------------------------
  Total motorcycles                         552.1     452.6      99.5      22.0%
--------------------------------------------------------------------------------
  Motorcycle Parts and Accessories           94.9      75.0      19.9      26.4
--------------------------------------------------------------------------------
  General Merchandise                        33.5      29.5       4.0      13.7
--------------------------------------------------------------------------------
  Other                                        .6       1.5       (.9)    (60.0)
--------------------------------------------------------------------------------
  Total Motorcycles and Related Products   $681.1    $558.6    $122.5      21.9%
================================================================================

The 2000 first quarter increase in net sales of $122.5 million, or 21.9%, was driven primarily by the 19.1% increase in Harley-Davidson motorcycle unit shipments. During the first quarter of 2000, the Company increased its Harley-Davidson motorcycle unit shipments and production to approximately 49,000 units, almost 8,000 units higher than the same period last year. Based on the production and shipment levels achieved in the first quarter, the Company has increased its 2000 annual production target to 198,500 Harley-Davidson units.(1)

First quarter Buell motorcycle revenue was up $.7 million over the same period last year on 325 additional unit shipments. Buell shipments in the first quarter included initial shipments of the Blast(R) (491 units), which retails for $4,395, or about half the price of the next lowest priced Buell. The Blast is a single cylinder, 492 cc motorcycle that is targeted towards new riders. Buell's annual motorcycle production target for 2000, including the Blast, has been increased to 10,000 units.(1)

Parts and Accessories (P&A) sales of $94.9 million were up $19.9 million or 26.4% compared to the first quarter of 1999. P&A sales were driven by strong motorcycle shipments and stocking orders in anticipation of a strong riding season. The Company expects that long-term growth rates for P&A will be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise sales, which include clothing and collectibles, of $33.5 million were up $4.0 million, or 13.7%, compared to the first quarter of 1999. The Company expects that long-term growth rates for General Merchandise will be slightly lower than the growth rate for Harley-Davidson motorcycle units.(1)

The Company's ability to reach the 2000 annual targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected supplier delays and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit
Gross profit increased $42.2 million, or 22.3%, compared to the first quarter of 1999 and was driven primarily by the increase in net sales. The gross margin was 34.0% in 2000 compared to 33.9% in the first quarter of 1999. Gross margin in the first quarter of 2000 was positively impacted by favorable product mix and lower average unit costs achieved through higher than planned unit production volumes. Favorable product mix was driven by a one percent shift away from lower priced Sportster(R) motorcycle models into higher margin touring and custom models.

The positive impact resulting from favorable product mix and lower costs was partially offset by unfavorable foreign currency exchange rates. The unfavorability relates primarily to the strengthening of the U.S. dollar against the Euro, and reduced gross margins by approximately $2.0 million when compared with the same quarter last year. Provided the U.S. dollar/Euro exchange rates remain at levels consistent with those experienced in the first quarter of 2000, the Company expects similar unfavorability in the second quarter of 2000. The Company will continue to assess opportunities to mitigate exchange rate fluctuations through pricing actions and hedging strategies.

                               Operating Expenses
                        For the Three Month Periods Ended
                        March 26, 2000 and March 28, 1999
                              (Dollars in Millions)
================================================================================
                                             2000      1999  Increase    %Change
--------------------------------------------------------------------------------
Motorcycles and Related Products           $118.7     $97.7     $21.0      21.5%
--------------------------------------------------------------------------------
Corporate                                     3.0       2.8        .2       7.2
================================================================================
Total operating expenses                   $121.7    $100.5     $21.2      21.1%
================================================================================

Total operating expenses increased $21.2 million, or 21.1%, compared to the first quarter of 1999 and were 17.9% and 18.0% of net sales in the respective first quarters of 2000 and 1999. Operating expense increases were driven by the corresponding increase in net sales as well as specific marketing and product development programs, such as E-Commerce and the Buell(R) Blast(R).

                    Operating income from financial services
For the three months ended March 26, 2000 HDFS reported operating income of $3.3 million, an increase of $0.7 million, or 26.1%, over the same period in 1999. The favorability is attributable to an increase in loan volume at generally higher rates of interest partially offset by an increase in interest expense, credit losses, and operating expenses. HDFS loan volume benefited in the first quarter of 2000 from the increase in the Company's motorcycle sales activity.

                      Gain on sale of credit card business
In the first quarter of 2000, the Company sold its Harley-Davidson(R) Chrome Visa(R) Card business, which consisted of approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-down of goodwill, which related to the business sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. Proceeds from the sale will be used to reduce finance debt.

                                 Interest income
Interest income was higher than the prior year primarily due to higher levels of cash available for short-term investing in the first quarter of 2000 compared to 1999.

                            Consolidated income taxes
The Company's effective income tax rate was 40.3% and 36.5% for the first quarters of 2000 and 1999, respectively. The increase in the tax rate in the first quarter of 2000 was due to the $15 million non-deductible write-off of goodwill, recorded in connection with the sale of the Harley-Davidson(R) Chrome Visa(R) Card business.

                                  Other Matters
                                  -------------

                                  Environmental]
The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor, and report on, environmental issues. The Company has reached a settlement agreement with the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort.(1) The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years, ending in 2009. See Note 6 of the notes to condensed consolidated financial statements.

Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 2000 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

                         Liquidity and Capital Resources
                         -------------------------------

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $116.3 million of cash from operating activities during the first quarter of 2000 compared to $67.0 million in the first quarter of 1999. The largest component of cash from operating activities is net income adjusted for non-cash items, including depreciation, credit losses, and the gain on sale of credit card business. This was approximately $93.3 million in 2000 compared to $89.6 million in 1999.

Changes in other current assets and liabilities increased/(decreased) operating cash flows by approximately $16.3 million and $(17.0) million during the first quarters of 2000 and 1999, respectively. First quarter changes in working capital during 2000 and 1999 consisted of the following (in millions):

                                                  Three months ended
                                                  ------------------
      Working capital item                         2000       1999
      --------------------                         ----       ----
      Accounts receivable, net                    $(49.8)    $(26.2)
      Inventories                                      -        1.5
      Prepaid expenses                               4.6        3.5
      Accounts payable and accrued expenses         61.5        4.2
                                                  ------     ------
      Total                                       $ 16.3     $(17.0)
                                                  ======     ======

The first quarter 2000 increase in accounts receivable of $49.8 million was driven primarily by the first quarter increase in European unit shipments which were up approximately 29% over the same quarter last year. Accounts receivable collection terms for sales in Europe are generally much longer than those for domestic sales, and as a result the quarterly increase in shipments had a direct impact on quarter ending accounts receivable balances.

Accounts payable and acccrued expenses increased $61.5 million in the first quarter of 2000, primarily due to increased production volume. The Company also recorded $6.9 million of dividends payable in the first quarter of 2000 in connection with the first quarter dividend which is payable on March 27, 2000.

Capital expenditures were $22.6 million and $25.8 million during the first quarters of 2000 and 1999, respectively. The Company's capital expenditures have continued to focus on capacity expansion at its existing facilities but have also focused on other areas such as product development, systems development and continuing operations. The Company estimates that capital expenditures required in 2000 will be in the range of $160-$170 million.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1) The Company is currently in the initial stages of developing its next strategic plan. Capacity planning will continue to be an area of focus in this plan. Accordingly, capital expenditures related to manufacturing capacity may be increased in both the near and long-term.

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Approximately $319.1 million of commercial paper was outstanding at March 26, 2000. Subject to limitations discussed below, HDFS may issue up to $600 million of short-term commercial paper with maturities up to 270 days.

HDFS has a $250 million revolving credit facility due in 2002 and a $350 million 364-day revolving credit facility due September 2000 with approximately $54.7 million outstanding at March 26, 2000. The Company expects the $350 million credit facility expiring in September 2000 will be renewed and believes that suitable alternatives exist. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund foreign business operations. Commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined $600 million credit facilities. Accordingly, at March 26, 2000, HDFS had aggregate remaining availability of $226.2 million.

In connection with various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at March 26, 2000. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

The Company expects future activities of HDFS will be financed from internally generated funds, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, commercial paper and securitization programs and capital contributions from the Company.

The Company has authorization from its Board of Directors to repurchase up to 4,700,000 shares (9,400,000 shares adjusted for the Stock Split) of the
Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first quarter of 2000, the Company repurchased 130,600 (261,200 adjusted for the Stock Split) shares of its common stock under the latter authorization.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1999 annual report on Form 10-K.

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

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                 March 26, 2000

Item 1.  Legal Proceedings
--------------------------
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility.

See footnote 6 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         (a)  Exhibits
         -------------
         27  Financial Data Schedule for March 26, 2000

         (b)  Reports on Form 8-K
         ------------------------
         Rights Agreement dated as of February 17, 2000.
         The Company filed a Current Report on Form 8-K dated February 17, 2000 reporting, under Item 5, on a dividend of preferred share purchase rights under a Rights Agreement dated as of February 17, 2000.

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                 March 26, 2000




                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARLEY-DAVIDSON, INC.



    Date:     May 10, 2000               /s/  James L. Ziemer
            -------------------          ------------------------------------
                                         James L.  Ziemer
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)


              May 10, 2000               /s/  James M. Brostowitz
            -------------------          ------------------------------------
                                         James M. Brostowitz
                                         Vice President, Controller and
                                         Treasurer (Principal Accounting
                                         Officer)

                                    Exhibit Index


Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule for March 26, 2000