Form 10-Q
period 2000-06-25
HARLEY DAVIDSON INC
filed 2000-08-09
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 25, 2000

     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from __________ to _______________


Commission File Number 1-9183


                             Harley-Davidson, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                        39-1382325
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin                 53208
---------------------------------------------               ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code)  (414) 342-4680
                                                     --------------

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

Common Stock Outstanding as of August 4, 2000: 302,562,530 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                       For the Quarter Ended June 25, 2000


                                                                           Page
                                                                           ----
Part I.  Financial Information

     Item 1. Financial Statements

               Condensed Consolidated Statements of Income                   3

               Condensed Consolidated Balance Sheets                         4

               Condensed Consolidated Statements of Cash Flows               5

               Notes to Condensed Consolidated Financial Statements        6-8


     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9-17


     Item 3. Quantitative and Qualitative Disclosures about Market Risk     17

Note regarding forward looking statements                                   17


Part II. Other Information


     Item 1. Legal Proceedings                                              18

     Item 4. Submission of Items to a Vote of Security Holders              18

     Item 6. Exhibits and Reports on Form 8-K                               19

     Signatures                                                             20

     Exhibit Index                                                          21

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

                                                  Harley-Davidson, Inc.
                                       Condensed Consolidated Statements of Income
                                                       (Unaudited)
                                        (In thousands, except per share amounts)


                                                              Three months ended              Six months ended
                                                              ------------------              ----------------

                                                           Jun. 25,       Jun. 27,         Jun. 25,        Jun. 27,
                                                             2000           1999             2000            1999
                                                             ----           ----             ----            ----
Net sales                                                  $754,973       $608,716       $1,436,086      $1,167,283
Cost of goods sold                                          497,827        395,722          947,635         765,155
                                                            -------        -------          -------         -------
Gross profit                                                257,146        212,994          488,451         402,128
Operating income from financial services                     11,282          9,118           14,614          11,760
Operating expenses                                         (132,177)      (115,478)        (253,847)       (215,937)
                                                            -------        -------          -------         -------
Income from operations                                      136,251        106,634          249,218         197,951
Interest income, net                                          3,424          1,992            6,296           3,481
Other, net                                                      189           (641)          18,779            (463)
                                                            -------        -------          -------         -------
Income before provision for income taxes                    139,864        107,985          274,293         200,969
Provision for income taxes                                   49,277         39,415          103,479          73,355
                                                            -------        -------          -------         -------
Net income                                                 $ 90,587       $ 68,570       $  170,814      $  127,614
                                                           ========       ========       ==========      ==========
Earnings per common share:
  Basic                                                        $.30           $.22             $.56            $.42
                                                               ====           ====             ====            ====
  Diluted                                                      $.29           $.22             $.55            $.41
                                                               ====           ====             ====            ====

Weighted-average common shares outstanding:
  Basic                                                     303,337        306,162          303,123         306,128
                                                            =======        =======          =======         =======
  Diluted                                                   308,104        311,212          307,914         311,292
                                                            =======        =======          =======         =======

Cash dividends per share                                      $.025          $.023            $.048           $.043
                                                              =====          =====            =====           =====


                             See accompanying notes.

                                                Harley-Davidson, Inc.
                                        Condensed Consolidated Balance Sheets
                                                   (In thousands)

                                                               Jun. 25,            Dec. 31,           Jun. 27,
                                                                 2000                1999               1999
                                                                 ----                ----               ----
                                                            -unaudited-                            -unaudited-
ASSETS
Current assets:
   Cash and cash equivalents                                 $  297,917          $  183,415         $  209,984
   Accounts receivable, net                                     115,743             101,708            100,813
   Finance receivables, net                                     451,983             440,951            369,218
   Inventories (Note 2)                                         157,415             168,616            149,060
   Other current assets                                          50,760              54,304             49,745
                                                             ----------          ----------         ----------
Total current assets                                          1,073,818             948,994            878,820

Finance receivables, net                                        329,082             354,888            426,000
Property, plant and equipment, net                              677,785             681,741            629,941
Goodwill (Note 8)                                                38,834              55,408             51,182
Other assets                                                     65,707              71,046             76,247
                                                             ----------          ----------         ----------
                                                             $2,185,226          $2,112,077         $2,062,190
                                                             ==========          ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  185,637          $  137,660         $  112,521
   Accrued and other liabilities                                236,429             199,331            211,752
   Current portion of finance debt                               48,163             181,163            217,655
                                                             ----------          ----------         ----------
Total current liabilities                                       470,229             518,154            541,928

Finance debt                                                    280,000             280,000            280,000
Other long-term liabilities                                      81,749              77,124             62,895
Post-retirement health care benefits                             78,222              75,719             73,934

Contingencies (Note 6)

Total shareholders' equity                                    1,275,026           1,161,080          1,103,433
                                                             ----------          ----------         ----------
                                                             $2,185,226          $2,112,077         $2,062,190
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

                                                Harley-Davidson, Inc.
                                   Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                    (In thousands)
                                                                                       Six months ended
                                                                                       ----------------

                                                                                   Jun. 25,           Jun. 27,
                                                                                     2000               1999
                                                                                     ----               ----
Cash flows from operating activities:
   Net income                                                                      $170,814           $127,614
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                 65,345             52,911
       Gain of sale of credit card business                                         (18,915)                --
       Provision for credit losses                                                      499              9,712
       Long-term employee benefits                                                    7,483             (4,968)
       Other, net                                                                     2,182              1,474
       Net change in other current assets and current liabilities                    85,785             24,436
                                                                                   --------           --------
Net cash provided by operating activities                                           313,193            211,179

Cash flows from investing activities:
   Purchase of property and equipment                                               (59,719)           (54,789)
   Finance receivables acquired or originated                                    (1,843,256)        (1,638,283)
   Finance receivables collected/sold                                             1,720,155          1,513,121
   Proceeds from sale of credit card business                                       176,391                 --
   Other, net                                                                        (4,311)            (7,794)
                                                                                   --------           --------
Net cash used in investing activities                                               (10,740)          (187,745)

Cash flows from financing activities:
   Net (decrease) increase in finance debt                                         (133,000)            70,913
   Dividends paid                                                                   (14,658)           (13,382)
   Purchase of common stock for treasury                                            (64,367)           (56,458)
   Issuance of stock under employee stock and option plans                           24,074             20,307
                                                                                   --------           --------
 Net cash (used in) provided by financing activities                               (187,951)            21,380
                                                                                   --------           --------

Net increase in cash and cash equivalents                                           114,502             44,814

Cash and cash equivalents:
  At beginning of period                                                            183,415            165,170
                                                                                   --------           --------
  At end of period                                                                 $297,917           $209,984
                                                                                   ========           ========


                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 25, 2000 and June 27, 1999, and the results of operations for the three- and six-month periods then ended. Certain prior-year balances have been reclassified in order to conform to current-year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Inventories
--------------------
The Company values its inventories at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Inventories consist of the following (in thousands):

                                                   Jun. 25,   Dec. 31,  Jun. 27,
                                                     2000       1999      1999
                                                     ----       ----      ----
Components at the lower of cost, first-in,
  first-out (FIFO), or market:
     Raw material & work-in-process                $ 66,642   $ 61,893  $ 59,499
     Finished goods                                  27,798     29,977    20,564
     Parts & accessories and general merchandise     83,901     97,422    90,472
                                                   --------   --------  --------
                                                    178,341    189,292   170,535
Excess of FIFO over LIFO                             20,926     20,676    21,475
                                                   --------   --------  --------
Inventories as reflected in the accompanying
 condensed consolidated balance sheets             $157,415   $168,616  $149,060
                                                   ========   ========  ========

Note 3 - Business Segments
--------------------------
The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services, which consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc. (HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                             Three months ended               Six months ended
                                                             ------------------               ----------------

                                                        Jun. 25,        Jun. 27,         Jun. 25,          Jun. 27,
                                                          2000            1999             2000              1999
                                                          ----            ----             ----              ----
Net sales:
     Motorcycles and Related Products                   $754,973        $608,716       $1,436,086        $1,167,283
     Financial Services                                    n/a             n/a            n/a               n/a
                                                        --------        --------       ----------        ----------
                                                        $754,973        $608,716       $1,436,086        $1,167,283
                                                        ========        ========       ==========        ==========
Income from operations:
     Motorcycles and Related Products                   $127,228        $100,140         $239,868          $191,617
     Financial Services                                   11,282           9,118           14,614            11,760
     General corporate expenses                           (2,259)         (2,624)          (5,264)           (5,426)
                                                        --------        --------       ----------        ----------
                                                        $136,251        $106,634         $249,218          $197,951
                                                        ========        ========         ========          ========


Note 4 - Earnings Per Share
---------------------------
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months ended                 Six months ended
                                                          ------------------                 ---------------- -

                                                        Jun. 25,        Jun. 27,         Jun. 25,          Jun. 27,
                                                          2000            1999             2000              1999
                                                          ----            ----             ----              ----
Numerator
---------
Net income used in computing
 basic and diluted earnings per share                    $90,587         $68,570         $170,814          $127,614
                                                         =======         =======         ========          ========
Denominator
-----------
Denominator for basic earnings per share -
 weighted-average common shares                          303,337         306,162          303,123           306,128
Effect of dilutive securities - employee stock
 options and nonvested stock                               4,767           5,050            4,791             5,166
                                                         -------         -------          -------           -------
Denominator for diluted earnings per share-
 adjusted weighted-average shares                        308,104         311,212          307,914           311,292
                                                         =======         =======          =======           =======

Basic earnings per share                                    $.30            $.22             $.56              $.42
                                                            ====            ====             ====              ====

Diluted earnings per share                                  $.29            $.22             $.55              $.41
                                                            ====            ====             ====              ====

Note 5 - Comprehensive Income
-----------------------------
Total comprehensive income, which was comprised of net income, foreign currency translation adjustments and the change in net unrealized gains on investment in retained securitization interests, amounted to approximately $89.3 million and $64.6 million for the three months ended June 25, 2000 and June 27, 1999, respectively. Total comprehensive income for the six months ended June 25, 2000 and June 27, 1999 was $168.9 million and $123.3 million, respectively.

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

Note 7 - Capital Stock
----------------------
On February 17, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock effective for shareholders of record on March 22, 2000 and payable on April 7, 2000 (Stock Split). All share and per share information included in this report has been adjusted to reflect the April 7, 2000 Stock Split.

During the first six months of 2000, the Company repurchased 1,772,200 shares of its outstanding common stock with $64.4 million of cash on hand. Approximately
1.5 million of these shares were repurchased in the second quarter of 2000.


Note 8 - Sale of Credit Card Business
-------------------------------------
In March 2000, the Company sold its Harley-Davidson(R) Chrome Visa(R) Card business, which included approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-off of goodwill, which related to the business sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. Proceeds from the sale have been used to reduce finance debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

         Results of Operations for the Three Months Ended June 25, 2000
         --------------------------------------------------------------
                Compared to the Three Months Ended June 27, 1999
                ------------------------------------------------

For the quarter ended June 25, 2000 consolidated net sales totaled $755 million, a $146 million or 24% increase over the same period last year. Net income and diluted earnings per share for the second quarter of 2000 were $90.6 million and $.29 on 308.1 million weighted average shares outstanding versus $68.6 million and $.22 on 311.2 million weighted average shares outstanding in 1999, increases of 32.1% and 33.4%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three Month Periods Ended
                         June 25, 2000 and June 27, 1999
===============================================================================
                                          2000      1999    Change    %Change
===============================================================================
                            Motorcycle Unit Shipments
===============================================================================
Harley-Davidson(R)motorcycle units        53,329    44,771     8,558      19.1%
-------------------------------------------------------------------------------
Buell(R)motorcycle units                   3,280     1,512     1,768     116.9
-------------------------------------------------------------------------------
  Total motorcycle units                  56,609    46,283    10,326      22.3%
===============================================================================
                             Net sales (in millions)
===============================================================================
Harley-Davidson motorcycles               $576.9    $468.6    $108.3      23.1%
-------------------------------------------------------------------------------
Buell motorcycles                           20.2      12.5       7.7      61.3
-------------------------------------------------------------------------------
  Total motorcycles                        597.1     481.1     116.0      24.1
-------------------------------------------------------------------------------
Motorcycle Parts and Accessories           121.1      99.7      21.4      21.4
-------------------------------------------------------------------------------
General Merchandise                         36.1      27.2       8.9      32.3
-------------------------------------------------------------------------------
Other                                         .7        .7       0.0       0.0
-------------------------------------------------------------------------------
  Total Motorcycles and Related Products  $755.0    $608.7    $146.3      24.0%
===============================================================================

The second quarter increase in net sales of $146.3 million, or 24.0%, was driven primarily by a 19.1% increase in Harley-Davidson motorcycle unit shipments. During the second quarter of 2000, the Company increased its Harley-Davidson motorcycle unit shipments and production to 53,329 units, 8,558 units higher than the same period last year. This increase in unit production is primarily the result of the Company's ongoing success with its manufacturing strategy which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.

Based on the production levels achieved in the second quarter, the Company has increased its 2000 annual production target to 202,000 Harley-Davidson units and set a third quarter production target of 48,500 units. (1) The Company has also set an annual production target of 223,000 units for 2001. (1)

Shipments of Buell motorcycle units in the second quarter of 2000 totaled 3,280 compared to 1,512 in the second quarter of 1999. This includes 1,325 units of the Company's newest Buell offering, the Blast(R), which were produced and shipped in the second quarter of 2000. Comparatively, 1999 second quarter production and shipments were negatively impacted by a five week interruption related to the recall announced in April of 1999.

In June 2000, Buell announced a voluntary recall of certain Buell motorcycle models produced for the 1999 and 2000 model years. The recall related to the shock absorber on the 1999 and 2000 Cyclone(R)M2, the 2000 Lightning(R)X1 and the 2000 Thunderbolt(TM)S3T. Approximately 11,000 units are affected by the recall. The Company established a pretax reserve of approximately $3 million, which was charged to operating expenses in June 2000. Production of the affected Buell models (which includes all of Buell's V Twin models) has been temporarily interrupted while validation testing is completed on the replacement components.

As a result of the temporary interruption of production of some Buell models, Buell is diverting the unused assembly capacity to increasing Blast production. The Company expects the net result to yield an increase in 2000 Buell production to a target of 11,000 units, up from the prior target of 10,000.(1)

Parts and Accessories (P&A) sales were up $21.4 million or 21.4% compared to the second quarter of 1999. P&A sales increases were driven by strong motorcycle shipments and solid growth in existing products. General Merchandise sales, which include clothing and collectibles, were up $8.9 million, or 32.3%, compared to the second quarter of 1999. General Merchandise sales were positively impacted in the second quarter of 2000 by shipments of various seasonal products. In the prior year, similar seasonal products were shipped in the third quarter. The Company anticipates that long term sales growth targets for P&A revenues will continue to increase slightly faster than Harley-Davidson's motorcycle unit growth rate, and General Merchandise revenues will grow slightly slower than the motorcycle unit growth rate. (1)

The Company's ability to reach the 2000 quarterly production levels and 2000 and 2001 annual targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to produce quality products and realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected product backorders and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit
Gross profit increased $44.2 million, or 20.7%, in the second quarter of 2000 compared to the same period in 1999 primarily due to an increase in overall sales volume. The gross profit margin in the second quarter was 34.1% in 2000 compared to 35.0% in 1999. The decrease in gross profit margin related primarily to the negative impact of foreign currency exchange in connection with weakening European currencies. This unfavorable foreign exchange impact was approximately $7 million in the second quarter of 2000. The Company intends to adjust pricing on its 2001 models in Europe and will continue to utilize forward foreign exchange contracts to mitigate the negative impacts of foreign exchange rate fluctuations. (1)

                               Operating Expenses
                        For the Three-Month Periods Ended
                         June 25, 2000 and June 27, 1999
                              (Dollars in Millions)
===============================================================================
                                          2000      1999    Change    %Change
-------------------------------------------------------------------------------
Motorcycles and Related Products          $129.9    $112.9     $17.0      15.1
-------------------------------------------------------------------------------
Corporate                                    2.3       2.6       (.3)    (11.5)
===============================================================================
Total operating expenses                  $132.2    $115.5     $16.7      14.5
===============================================================================

Total operating expenses increased $16.7 million, or 14.5%, during the second quarter of 2000 compared to the same period in 1999 and were 17.5% and 19.0% of net sales in the respective second quarters of 2000 and 1999. Operating expenses continued to grow in connection with the Company's increase in net sales. However, these increases were partially offset by lower spending for certain marketing programs, lower European selling expenses, and lower Buell recall expenses. Second quarter 2000 operating expenses include a $3.0 million charge related to the current recall of Buell motorcycles. Comparatively, the second quarter of 1999 includes a $5.0 million charge for the 1999 recall of certain Buell motorcycles.

                    Operating income from financial services
For the three months ended June 25, 2000, HDFS reported operating income of $11.3 million, an increase of $2.2 million, or 23.7%, over the same period in 1999. The favorability is primarily due to an increase in loan volume at generally higher rates of interest, partially offset by an increase in interest expense and operating expenses. In addition, the second quarter of the prior year was negatively impacted by operating losses related to the credit card business, which was sold in the first quarter of 2000.

                                 Interest income
Interest income was higher in the second quarter of 2000 primarily due to higher interest rates and higher levels of cash available for short-term investing, compared to the second quarter of 1999.

                            Consolidated income taxes
The Company's effective income tax rate was 35.2% for the second quarter of 2000, compared with 36.5% for the same period of 1999. The change in rates is a direct result of various tax minimization programs. The Company expects an effective income tax rate of 35.5% going forward.

          Results of Operations for the Six Months Ended June 25, 2000
          ------------------------------------------------------------
                 Compared to the Six Months Ended June 27, 1999
                 ----------------------------------------------

For the six month period ended June 25, 2000, the Company recorded net sales of $1,436.2 million, a $268.9 million or 23.0% increase over the same period last year. Net income and diluted earnings per share were $170.8 million and $.55 on
307.9 million weighted average shares outstanding versus $127.6 million and $.41 on 311.3 million weighted average shares, increases of 33.9% and 35.3%, respectively. First quarter 2000 net income includes a one-time after tax gain of $6.9 million which resulted from the sale of the Harley-Davidson(R) Chrome Visa(R) Card business. Excluding the one-time gain, net income and diluted earnings per share increased 28.4% and 29.9%, respectively, over the same period last year.

                     Motorcycle Unit Shipments and Net Sales
                         For the Six-Month Periods Ended
                         June 25, 2000 and June 27, 1999
===============================================================================
                                           2000      1999    Change    %Change
===============================================================================
                                   Motorcycle Unit Shipments
===============================================================================
Harley-Davidson(R)motorcycle units        102,386    85,952   16,434     19.1%
Buell(R)motorcycle units                    5,618     3,525    2,093     59.4
 Total motorcycle units                   108,004    89,477   18,527     20.7%
===============================================================================
                                    Net sales (in millions)
===============================================================================
Harley-Davidson motorcycles              $1,112.2    $905.1    207.1     22.7%
-------------------------------------------------------------------------------
Buell motorcycles                            37.0      28.6      8.4     29.4
-------------------------------------------------------------------------------
 Total motorcycles                        1,149.2     933.7    215.5     22.9
-------------------------------------------------------------------------------
Motorcycle Parts and Accessories            216.0     174.7     41.3     23.6
-------------------------------------------------------------------------------
General Merchandise                          69.6      56.7     12.9     22.7
-------------------------------------------------------------------------------
Other                                         1.4       2.2      (.8)   (36.4)
-------------------------------------------------------------------------------
 Total Motorcycles and Related Products  $1,436.2  $1,167.3    268.9     23.0%
===============================================================================

The 23.0% increase in revenue was largely attributable to additional motorcycle unit shipments as demand for the Company's motorcycles continued to grow.

The most recent information available (through May) indicates a combined U.S. heavyweight (651+cc) market share of 45.0% (for Harley-Davidson and Buell) compared to 46.9% for the same period in 1999. This same market has grown at a 25.1% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell motorcycles) increased 20.0%. The Company believes the faster growth rate in the U.S. heavyweight market as compared to retail registrations for the Company's motorcycles is due to the fact that the Company continues to experience capacity constraints.

European data (through April) shows the Company with a 6.4% share of the heavyweight (651+cc) market, up from 5.9% for the same period in 1999. The European market (651+cc) has remained relatively flat through April, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 7.8% compared to last year. The Company continues to actively work on improving its European distribution network and implement European- focused marketing programs.

Asia/Pacific (Japan and Australia) data (through April) show the Company with a 19.5% share of the heavyweight (651+cc) market, up from 18.2% for the same period in 1999. Asia/Pacific market registrations are 4.5% behind last year's year-to-date numbers, while registrations for the Company's motorcycles (Harley-Davidson and Buell) have increased 2.4% over 1999 year-to-date levels.

Parts and Accessories (P&A) sales of $216.0 were up $41.3 million or 23.6% compared to the first half of 1999. General Merchandise sales, which include clothing and collectibles, were up $12.9 million, or 22.7%, compared to the first half of 1999.

                                  Gross Profit
Gross profit for the first six months of 2000 totaled $488.5 million, an increase of $86.3 million or 21.5% over the same period in 1999. The gross profit margin was 34.0% in 2000 compared to 34.4% for the first six months of 1999. While gross margin was positively impacted by favorable product mix and lower average unit costs in the first quarter of 2000, this favorability was more than offset by the negative impact of foreign currency exchange related to European currencies in both the first and second quarters of 2000.

                               Operating Expenses
                         For the Six-Month Periods Ended
                         June 25, 2000 and June 27, 1999
                              (Dollars in Millions)
===============================================================================
                                           2000      1999    Change    %Change
-------------------------------------------------------------------------------
Motorcycles and Related Products          $248.6    $210.5     $38.1      18.1%
-------------------------------------------------------------------------------
Corporate                                    5.2       5.4       (.2)     (3.0)
===============================================================================
Total operating expenses                  $253.8    $215.9     $37.9      17.6%
===============================================================================

Total operating expenses of $253.8 million for the first six months of 2000 increased $37.9 million or 17.6% compared to the first six months of 1999. Operating expenses as a percent of net sales were 17.7% and 18.5% for the first half of 2000 and 1999, respectively. Operating expenses continued to grow in connection with the Company's increase in net sales, however, they grew at a slower rate than net sales due to slightly lower spending for certain marketing programs, lower European selling expenses, and lower Buell recall expenses in the first half of 2000 versus the same period last year.

                    Operating income from financial services
For the six months ended June 25, 2000, HDFS reported operating income of $14.6 million, an increase of $2.9 million, or 24.3%, over the same period in 1999. The favorability is primarily due to an increase in loan volume at generally higher rates of interest, partially offset by an increase in interest expense and operating expenses. In addition, the first half of the prior year was negatively impacted by operating losses related to the credit card business, which was sold in the first quarter of 2000.

                      Gain on sale of credit card business
In the first quarter of 2000, the Company sold its Harley-Davidson(R) Chrome Visa(R) Card business, which consisted of approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-down of goodwill, which related to the business sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. The majority of the proceeds from the sale have been used to reduce finance debt.

                                 Interest income
Interest income in the first half of 2000 was higher than the prior year due primarily to higher interest rates and higher levels of cash available for short-term investing.

                            Consolidated income taxes
The Company's effective income tax rate was 37.7% and 36.5% for the first six months of 2000 and 1999, respectively. The increase in the tax rate for the first half of 2000 was due to the $15 million non-deductible write-off of goodwill recorded in connection with the sale of the Harley-Davidson(R) Chrome Visa(R) Card business in the first quarter. This increase was partially offset by a lower tax rate implemented in the second quarter of 2000 as a result of various tax minimization programs. The Company expects an effective income tax rate of 35.5% going forward.

                                  Other Matters
                                  -------------

                                  Environmental
The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues. The Company has reached a settlement agreement with the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $6 million of net additional costs related to the remediation effort.(1) The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 10 years, ending in 2009. See Note 6 of the notes to condensed consolidated financial statements.

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


                         Liquidity and Capital Resources
                         -------------------------------

The Company's main source of liquidity is cash from operating activities, which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $313.2 million of cash from operating activities during the first half of 2000 compared to $211.2 million in the first half of 1999. The largest component of cash from operating activities is net income adjusted for non-cash items, including depreciation, credit losses, and the gain on sale of the credit card business. This was approximately $217.7 million in the first six months of 2000 compared to $190.2 million in the same period of 1999.

Changes in other current assets and liabilities increased operating cash flows by approximately $85.8 million and $24.4 million in the first half of 2000 and 1999, respectively. Changes in working capital during the first six months of 2000 and 1999 consisted of the following (in millions):

                                                      Six months ended
                                                      ----------------
   Working capital item                           2000             1999
   --------------------                           ----             ----
   Accounts receivable, net                     $(14.0)           $12.6
   Inventories                                    11.2              6.6
   Prepaid expenses                                3.5               .6
   Accounts payable and accrued expenses          85.1              4.6
                                                ------           ------
   Total                                        $ 85.8            $24.4
                                                ======            =====

In the first half of 2000, accounts payable and accrued expenses increased $85.1 million. This increase relates primarily to the corresponding increase in production volume and the timing of cash disbursements for accounts payable.

Capital expenditures were $59.7 million and $54.8 million during the first half of 2000 and 1999, respectively. The Company's capital expenditures have continued to focus on capacity expansion at its existing facilities but have also focused on other areas such as product development, systems development and continuing operations. The Company estimates that capital expenditures required in 2000 will be in the range of $160-$170 million.(1) The Company is currently in the initial stages of developing its next strategic plan and capacity planning will continue to be an area of focus in this plan. Accordingly, capital expenditures related to manufacturing capacity may be increased in both the near and long-term. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Approximately $249.9 million of commercial paper was outstanding at June 25, 2000. Subject to limitations discussed below, HDFS may issue up to $600 million of short-term commercial paper with maturities up to 270 days.

HDFS has a $250 million revolving credit facility due in 2002 and a $350 million 364-day revolving credit facility due September 2000 with approximately $48.3 million outstanding at June 25, 2000. The Company expects the $350 million credit facility expiring in September 2000 will be renewed and believes that suitable alternatives exist. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund foreign business operations. Commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined $600 million credit facilities. Accordingly, at June 25, 2000, HDFS had aggregate remaining availability of $301.7 million.

In connection with various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at June 25, 2000. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

During the second quarter, HDFS securitized and sold approximately $285 million of retail installment loans retaining servicing rights and limited recourse.

The Company expects future activities of HDFS will be financed from internally generated funds, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, commercial paper, securitization programs and capital contributions from the Company.

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the second quarter of 2000, the Company repurchased 1,511,000 shares of its common stock under the latter authorization and has purchased 1,772,200 shares year to date.

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



(1) Note regarding forward-looking statements
    ------------------------------------------

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

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                                  June 25, 2000

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

Item 4.  Submission of Items to a Vote of Security Holders
----------------------------------------------------------

     (a)  The Company's Annual Meeting of Shareholders was held on April 29,
          2000

     (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2003 by the vote indicated:
                                              Shares             Shares
                                             Voted in          Withholding
                                             Favor of            Authority
                                             --------            ---------

            Jeffrey L. Bleustein            131,730,375          1,054,497
            Donald A. James                 125,519,535          7,265,337
            James A. Norling                116,402,742         16,382,130



     (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.

                                                          Shares Voted
                                                          ------------

                                                  For       Against  Abstained
                                                  ---       -------  ---------

          Ratification of Ernst & Young LLP as
           the Company's independent auditors  132,154,417  135,854    494,601


          There were no broker non-votes with respect to the foregoing matters.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)  Exhibits
         -------------

              27 Financial Data Schedule for June 25, 2000

         (b)  Reports on Form 8-K
         ------------------------

              None

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                                  June 25, 2000




                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARLEY-DAVIDSON, INC.




         Date:    8/9/00                by: /s/  James L. Ziemer
                                        -------------------------------------
                                        James L. Ziemer
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)


         Date:    8/9/00                by: /s/  James M. Brostowitz
                                        --------------------------------------
                                        James M. Brostowitz
                                        Vice President, Controller (Principal
                                        Accounting Officer) and Treasurer

                                  Exhibit Index



Exhibit No.   Description
-----------   -----------

     27       Financial Data Schedule for June 25, 2000