Form 10-Q
period 2000-09-24
HARLEY DAVIDSON INC
filed 2000-11-08
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 24, 2000

     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________


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

Common Stock Outstanding as of November 3, 2000: 303,037,994 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                    For the Quarter Ended September 24, 2000


                                                                           Page
                                                                           ----
Part I.  Financial Information

     Item 1. Financial Statements

               Condensed Consolidated Statements of Income                   3

               Condensed Consolidated Balance Sheets                         4

               Condensed Consolidated Statements of Cash Flows               5

               Notes to Condensed Consolidated Financial Statements        6-9


     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10-17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     18

Note regarding forward-looking statements                                   18

Part II. Other Information

     Item 1. Legal Proceedings                                              19

     Item 6. Exhibits and Reports on Form 8-K                               19

     Signatures                                                             20

     Exhibit Index                                                          21

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

                                                  Harley-Davidson, Inc.
                                       Condensed Consolidated Statements of Income
                                                       (Unaudited)
                                        (In thousands, except per share amounts)


                                                              Three months ended              Nine months ended
                                                              ------------------              -----------------

                                                           Sep. 24,       Sep. 26,         Sep. 24,        Sep. 26,
                                                             2000           1999             2000            1999
                                                             ----           ----             ----            ----
Net sales                                                  $714,119       $623,193       $2,150,205      $1,790,476
Cost of goods sold                                          474,505        418,535        1,422,140       1,183,690
                                                            -------       -------         ---------      ----------
Gross profit                                                239,614        204,658          728,065         606,786
Operating income from financial services                      9,609          7,514           24,223          19,274
Operating expenses                                         (125,194)      (110,775)        (379,041)       (326,712)
                                                           --------       --------       ----------      ----------
Income from operations                                      124,029        101,397          373,247         299,348
Interest income, net                                          5,323          2,090           11,619           5,571
Other, net                                                     (612)          (556)          18,167          (1,019)
                                                           --------       --------       ----------      ----------
Income before provision for income taxes                    128,740        102,931          403,033         303,900
Provision for income taxes                                   45,702         37,569          149,181         110,924
                                                           --------       --------       ----------      ----------
Net income                                                 $ 83,038       $ 65,362       $  253,852      $  192,976
                                                           ========       ========       ==========      ==========

Earnings per common share:
  Basic                                                        $.27           $.21             $.84            $.63
                                                               ====           ====             ====            ====
  Diluted                                                      $.27           $.21             $.82            $.62
                                                               ====           ====             ====            ====
Weighted-average common shares outstanding:
  Basic                                                     302,674        304,392          302,969         305,540
  Diluted                                                   307,612        309,208          307,809         310,588

Cash dividends per share                                      $.025          $.023            $.073           $.065
                                                              =====          =====            =====           =====


                             See accompanying notes.

                                                Harley-Davidson, Inc.
                                        Condensed Consolidated Balance Sheets
                                                   (In thousands)

                                                               Sep. 24,            Dec. 31,           Sep. 26,
                                                                 2000                1999               1999
                                                                 ----                ----               ----
                                                            -unaudited-                            -unaudited-
ASSETS
Current assets:
   Cash and cash equivalents                                 $  410,785          $  183,415         $  163,833
   Accounts receivable, net                                     125,965             101,708            125,554
   Finance receivables, net                                     467,896             440,951            419,955
   Inventories (Note 2)                                         178,920             168,616            166,812
   Other current assets                                          56,414              54,304             53,370
                                                             ----------            --------         ----------
Total current assets                                          1,239,980             948,994            929,524

Finance receivables, net                                        287,363             354,888            389,263
Property, plant and equipment, net                              688,597             681,741            640,841
Goodwill  (Note 8)                                               38,167              55,408             50,368
Other assets                                                     62,017              71,046             75,782
                                                             ----------          ----------         ----------
                                                             $2,316,124          $2,112,077         $2,085,778
                                                             ==========          ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  179,269          $  137,660         $  180,939
   Accrued and other liabilities                                240,026             199,331            207,488
   Current portion of finance debt                              104,451             181,163            173,974
                                                                -------             -------            -------
Total current liabilities                                       523,746             518,154            562,401

Finance debt                                                    280,000             280,000            280,000
Other long-term liabilities                                      81,002              77,124             66,652
Postretirement health care benefits                              79,410              75,719             74,183

Contingencies (Note 6)

Total shareholders' equity                                    1,351,966           1,161,080          1,102,542
                                                             ----------          ----------         ----------
                                                             $2,316,124          $2,112,077         $2,085,778
                                                             ==========          ==========         ==========

                             See accompanying notes.

                                                Harley-Davidson, Inc.
                                   Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                    (In thousands)
                                                                                       Nine months ended
                                                                                       -----------------

                                                                                   Sep. 24,           Sep. 26,
                                                                                     2000               1999
                                                                                     ----               ----
Cash flows from operating activities:
   Net income                                                                   $   253,852         $  192,976
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                                 98,598             82,443
       Gain on sale of credit card business                                         (18,915)                --
       Provision for credit losses                                                    1,214             14,541
       Long-term employee benefits                                                    9,900               (957)
       Tax benefit of stock options                                                  20,026             14,168
       Other, net                                                                     3,272                608
       Net change in other current assets and current liabilities                    45,633             42,472
                                                                                 ----------         ----------
Net cash provided by operating activities                                           413,580            346,251

Cash flows from investing activities:
   Purchase of property and equipment                                              (103,864)           (93,415)
   Finance receivables acquired or originated                                    (2,693,390)        (2,482,752)
   Finance receivables collected/sold                                             2,596,217          2,338,761
   Proceeds from sale of credit card business                                       176,391                 --
   Other, net                                                                        (7,414)            (2,168)
                                                                                 ----------         ----------
Net cash used in investing activities                                               (32,060)          (239,574)

Cash flows from financing activities:
   Net (decrease) increase in finance debt                                          (76,712)            27,232
   Dividends paid                                                                   (22,354)           (13,382)
   Purchase of common stock for treasury                                            (64,367)          (130,284)
   Issuance of stock under employee stock option plans                                9,283              8,420
                                                                                 ----------         ----------
 Net cash used in financing activities                                             (154,150)          (108,014)
                                                                                 ----------         ----------

Net increase (decrease) in cash and cash equivalents                                227,370             (1,337)

Cash and cash equivalents:
   At beginning of period                                                           183,415            165,170
                                                                                 ----------         ----------
   At end of period                                                             $   410,785         $  163,833
                                                                                ===========         ==========

                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the Company) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 24, 2000 and September 26, 1999, and the results of operations for the three- and nine-month periods then ended. Certain prior year amounts have been reclassified to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - Inventories
--------------------
The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                   Sep. 24,  Dec. 31,   Sep. 26,
                                                     2000      1999        1999
                                                     ----      ----        ----
Components at the lower of cost, first-in,
  first-out (FIFO), or market:
    Raw material & work-in-process                $ 77,702   $ 61,893   $ 62,182
    Finished goods                                  36,180     29,977     33,899
    Parts & accessories and general merchandise     86,464     97,422     92,206
                                                  --------   --------     ------
                                                   200,346    189,292    188,287
Excess of FIFO over LIFO                            21,426     20,676     21,475
                                                  --------   --------   --------
Inventories as reflected in the accompanying
 condensed consolidated balance sheets            $178,920   $168,616   $166,812
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

                                                      Three months ended               Nine months ended
                                                      ------------------               -----------------

                                                     Sep. 24,     Sep. 26,          Sep. 24,        Sep. 26,
                                                      2000         1999               2000            1999
                                                      ----         ----               ----            ----
Net sales:
     Motorcycles and Related Products               $714,119     $623,193          $2,150,205      $1,790,476
     Financial Services                               n/a          n/a                n/a             n/a
                                                    --------     --------          ----------      ----------
                                                    $714,119     $623,193          $2,150,205      $1,790,476
                                                    ========     ========          ==========      ==========
Income from operations:
     Motorcycles and Related Products               $116,438     $ 95,907          $  356,306      $  287,524
     Financial Services                                9,609        7,514              24,223          19,274
     General corporate expenses                       (2,018)      (2,024)             (7,282)         (7,450)
                                                    --------     --------          ----------      ----------
                                                    $124,029     $101,397          $  373,247      $  299,348
                                                    ========     ========          ==========      ==========

Note 4 - Earnings Per Share
---------------------------
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                               Three months ended                Nine months ended
                                                               ------------------                -----------------

                                                             Sep. 24,       Sep. 26,         Sep. 24,        Sep. 26,
                                                              2000           1999             2000            1999
                                                              ----           ----             ----            ----
Numerator
---------
Net income used in computing
       basic and diluted earnings per share                  $ 83,038       $ 65,362         $253,852        $192,976
                                                             ========       ========         ========        ========
Denominator
-----------
Denominator for basic earnings per share -
       weighted-average common shares                         302,674        304,392          302,969         305,540
Effect of dilutive securities - employee stock
       options and nonvested stock                              4,938          4,816            4,840           5,048
                                                             --------       --------         --------        --------
Denominator for diluted earnings per share-
       adjusted weighted-average shares                       307,612        309,208          307,809         310,588
                                                              =======        =======          =======         =======

Basic earnings per share                                         $.27           $.21             $.84            $.63
                                                                 ====           ====             ====            ====

Diluted earnings per share                                       $.27           $.21             $.82            $.62
                                                                 ====           ====             ====            ====

Note 5 - Comprehensive Income
-----------------------------
Total comprehensive income, which was comprised of net income, foreign currency translation adjustments and the change in net unrealized gains on investment in retained securitization interests, amounted to approximately $79.3 million and $70.6 million for the three months ended September 24, 2000 and September 26, 1999, respectively. Total comprehensive income for the nine months ended September 24, 2000 and September 26, 1999 was $248.2 million and $193.9 million, respectively.

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

During the first nine months of 2000, the Company repurchased a total of 1,772,200 shares with a total of $64.4 million of cash on hand. None of these shares were repurchased during the third quarter of 2000.

Note 8 - Sale of Credit Card Business
-------------------------------------
In March 2000, the Company sold its Harley-Davidson-> Chrome Visa-> Card business, which included approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-off of goodwill, which related to the business sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. Proceeds from the sale have been used to reduce finance debt.

Note 9 - Subsequent Event- Purchase of Italian Distributor
----------------------------------------------------------
On September 29, 2000, the Company acquired the net assets of the Harley-Davidson/Buell motorcycle distribution business of Numero Uno, S.r.l., the sole Italian distributor of the Company's products, located near Milan, Italy. The new wholly owned subsidiary will distribute the Company's products through a network of independent dealers in Italy. The transaction, to be accounted for under the purchase method, is expected to result in the Company recording approximately $14 million of goodwill, to be amortized over twenty years.

Note 10- Recent Pronouncements
------------------------------
In June 1998, Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for the Company January 1, 2001. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company does not expect adoption of SFAS 133 to have a material impact on its consolidated financial position or results of operations.

In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", effective for the Company January 1, 2001. This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect adoption of SAB 101 to have a material impact on its consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations for the Three Months Ended September 24, 2000
       -------------------------------------------------------------------
             Compared to the Three Months Ended September 26, 1999
             -----------------------------------------------------

For the quarter ended September 24, 2000, consolidated net sales totaled $714.1 million, a $90.9 million or 14.6% increase over the same period last year. Net income and diluted earnings per share for the third quarter of 2000 were $83.0 million and $.27, respectively, on 307.6 million weighted average shares outstanding versus $65.4 million and $.21, respectively, on 309.2 million weighted average shares outstanding in 1999, increases of 27.0% and 27.7%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three-Month Periods Ended
                    September 24, 2000 and September 26, 1999
===============================================================================
                                                           Increase
                                          2000      1999  (Decrease)   %Change
===============================================================================
                            Motorcycle Unit Shipments
===============================================================================
Harley-Davidson(R)motorcycle units        48,077    42,615     5,462      12.8%
-------------------------------------------------------------------------------
Buell(R)motorcycle units                   2,631     1,984       647      32.6
-------------------------------------------------------------------------------
  Total motorcycle units                  50,708    44,599     6,109      13.7%
===============================================================================
                             Net sales (in millions)
===============================================================================
Harley-Davidson motorcycles               $528.1    $455.7     $72.4      15.9%
-------------------------------------------------------------------------------
Buell motorcycles                           10.4      16.7     (37.7)     (6.3)
-------------------------------------------------------------------------------
  Total motorcycles                        538.5     472.4      66.1      14.0
-------------------------------------------------------------------------------
Motorcycle Parts and Accessories           133.4     109.6      23.8      21.7
-------------------------------------------------------------------------------
General Merchandise                         41.2      40.9        .3        .7
-------------------------------------------------------------------------------
Other                                        1.0        .3        .7     233.3
-------------------------------------------------------------------------------
  Total Motorcycles and Related Products  $714.1    $623.2     $90.9      14.6%
===============================================================================

The 2000 third quarter increase in net sales of $90.9 million, or 14.6%, was driven primarily by the 12.8% increase in Harley-Davidson motorcycle unit shipments. During the third quarter of 2000, the Company increased its Harley-Davidson motorcycle unit shipments and production to 48,077 units, 5,462 units higher than the same period last year. This increase in unit production is primarily the result of the Company's ongoing success with its manufacturing strategy, which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.

Based on the production and shipment levels achieved through nine months, the Company has increased its 2000 annual production target to 203,000 Harley-Davidson units and has established a production target of 225,000 units for the year 2001.(1)

Shipments of Buell motorcycle units in the third quarter of 2000 totaled 2,631 compared to 1,984 in the third quarter of 1999. Buell V-Twin production was temporarily interrupted in the third quarter due to parts availability issues and a voluntary recall in June of this year. As a result, the Company diverted the unused V-Twin assembly capacity to production of the Buell Blast. The Company shipped 2,404 Blast models and 227 Buell V-Twin models during the third quarter of 2000. The Blast model has a significantly lower average selling price relative to the larger displacement V-Twin models, which resulted in an overall $6.3 million decrease in Buell revenue in the third quarter of 2000 compared to the same period last year. Buell V-Twin production resumed early in the fourth quarter. The Company has decreased its 2000 Buell motorcycle production target to 10,000 units. (1)

Parts and Accessories (P&A) sales of $133.4 million were up $23.8 million, or 21.7%, compared to the third quarter of 1999. The increase in P&A sales was driven by strong motorcycle shipments in the third quarter, and was led by higher sales for Performance parts, wheels, custom paint, seats and saddlebags. General Merchandise sales for the third quarter of 2000 were up .7% over the same period last year. The third quarter growth rate for General Merchandise was negatively impacted by the timing of shipments of seasonal products. Various seasonal products were shipped in the second quarter of this year, while similar products were shipped in the third quarter of last year, resulting in a difficult comparison between the third quarters of 2000 and 1999. The Company anticipates that the long-term growth rate for P&A revenue will be slightly higher than the Harley-Davidson motorcycle unit growth rate. The growth rate for General Merchandise revenue is expected to be slightly lower than the Harley-Davidson motorcycle unit growth rate, as reflected in the year to date growth rate of 13.5%.(1)

The Company's ability to reach the 2000 and 2001 targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected P&A /general merchandise supplier backorders, and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit
Gross profit for the third quarter of 2000 increased $35.0 million, or 17.1%, compared to the third quarter of 1999, primarily due to an increase in overall sales volume. The gross profit margin was 33.6% in the third quarter of 2000 compared to 32.8% in 1999. The improvement in gross profit margin was driven primarily by favorable product line mix, favorable motorcycle product mix and a 2001 model year price increase.

In the third quarter of 2000, product line mix was favorable due to strong growth in P&A, which yields a higher profit margin than motorcycles and general merchandise. The third quarter of 2000 also showed a favorable motorcycle mix with a higher percentage of shipments consisting of touring motorcycles and a slightly lower percentage of Sportster models, when compared to the same quarter last year. Finally, the 2001 model year price increase provided for higher average selling prices on all 2001 models in the third quarter. These factors more than offset the negative effects of the weaker European currencies and certain manufacturing inefficiencies experienced in the third quarter of 2000.

                               Operating Expenses
                        For the Three-Month Periods Ended
                    September 24, 2000 and September 26, 1999
===============================================================================
                                          2000        1999  Increase   %Change
-------------------------------------------------------------------------------
Motorcycles and Related Products          $123.2    $108.8     $14.4      13.3%
-------------------------------------------------------------------------------
Corporate                                    2.0       2.0       0.0       0.0%
===============================================================================
Total operating expenses                  $125.2    $110.8     $14.4      13.0%
===============================================================================

Total operating expenses increased $14.4 million, or 13.0%, compared to the third quarter of 1999. Operating expenses increased at a slightly lower rate than the corresponding increase in net sales as the Company continues to invest in its future growth. Operating expenses were 17.5% and 17.8% of net sales in the third quarters of 2000 and 1999, respectively.

                    Operating income from Financial Services
For the three months ended September 24, 2000, HDFS reported operating income of $9.6 million, an increase of $2.1 million, or 27.9%, over the same period in 1999. The increase is primarily due to lower credit losses and an increase in loan volume at generally higher rates of interest, partially offset by higher operating expenses.

                                 Interest income
Third quarter 2000 interest income was higher than in the prior year primarily due to higher levels of cash available for short-term investing when compared to the same period in 1999.

                            Consolidated income taxes
The Company's effective income tax rate was 35.5% for the third quarter of 2000, compared to 36.5% for the same period of 1999. The change in rates is a direct result of various tax minimization programs implemented by the Company. The Company expects an effective income tax rate of 35.5% going forward. (1)

       Results of Operations for the Nine Months Ended September 24, 2000
       ------------------------------------------------------------------
              Compared to the Nine Months Ended September 26, 1999
              ----------------------------------------------------

For the nine-month period ended September 24, 2000, the Company recorded net sales of $2.2 billion, a $359.7 million, or 20.1%, increase over the same period last year. Net income and diluted earnings per share were $253.8 million and $.82, respectively, on 307.8 million weighted average shares outstanding versus $193.0 million and $ .62, respectively, on 310.6 million weighted average shares outstanding in the first nine months of 1999, increases of 31.5% and 32.7%, respectively. First quarter 2000 net income includes a one-time after tax gain of $6.9 million, which resulted from the sale of the Harley-Davidson->
Chrome Visa-> Card business. Excluding the one-time gain, net income and diluted earnings per share for the nine month period increased 28.0% and 28.8%, respectively, over the same period last year.

                     Motorcycle Unit Shipments and Net Sales
                        For the Nine-Month Periods Ended
                    September 24, 2000 and September 26, 1999
===============================================================================

                                            2000      1999  Increase   %Change
===============================================================================
                            Motorcycle Unit Shipments
===============================================================================
Harley-Davidson(R)motorcycle units       150,463   128,567    21,896      17.0%

-------------------------------------------------------------------------------
Buell(R)motorcycle units                   8,249     5,509     2,740      49.7
-------------------------------------------------------------------------------
  Total motorcycle units                 158,712   134,076    24,636      18.4%
===============================================================================
                             Net sales (in millions)
===============================================================================
Harley-Davidson motorcycles             $1,640.3  $1,360.7    $279.6      20.5%
-------------------------------------------------------------------------------
Buell motorcycles                           47.4      45.3       2.1       4.6
-------------------------------------------------------------------------------
 Total motorcycles                       1,687.7   1,406.0     281.7      20.0
-------------------------------------------------------------------------------
Motorcycle Parts and Accessories           349.4     284.4      65.0      22.9
-------------------------------------------------------------------------------
General Merchandise                        110.8      97.6      13.2      13.5
-------------------------------------------------------------------------------
Other                                        2.3       2.5       (.2)     (8.0)
===============================================================================
 Total Motorcycles and Related Products $2,150.2  $1,790.5    $359.7      20.1%
===============================================================================

The 20.1% increase in revenue was primarily attributable to additional motorcycle unit shipments as demand for the Company's motorcycles continued to grow.

The most recent information available (through August) indicates that the Company had a combined U.S. heavyweight (651+cc) market share of 43.7% (for Harley-Davidson and Buell), compared to 46.1% for the same period in 1999. This same market has grown at a 25.6% rate year to date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 19.1%.
The Company believes the lower retail registration growth rate for its motorcycles, as compared to the growth rate for the U.S. heavyweight market in total, is the result of the Company's ongoing capacity constraints.

European data (through July) showed the Company with a 7.1% share of the heavyweight (651+cc) market, up from 6.3% for the same period in 1999. The European market (651+cc) has declined at a rate of 4.3% year to date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 7.4% compared to last year. The Company continues to actively work on improving its European distribution network and implementing European focused marketing programs. Early in the fourth quarter, the Company completed a transaction to acquire the net assets of the Harley-Davidson/Buell motorcycle distribution business of Numero Uno, S.r.l. The new wholly owned subsidiary will distribute the Company's products through a network of independent dealers in Italy.

Asia/Pacific (Japan and Australia) data (through August) showed the Company with a 20.0% share of the heavyweight (651+cc) market, up from 18.7% for the same period in 1999. The Asia/Pacific market has declined at a rate of 2.5% year to date, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 4.1%.

Parts and Accessories (P&A) sales of $349.4 million were up $65.0 million, or 22.9% for 2000, compared to the same period of 1999. General Merchandise sales of $110.8 million were up $13.2 million, or 13.5%, compared to the first three quarters of 1999.

                                  Gross Profit
Gross profit for the first nine months of 2000 totaled $728.1 million, an increase of $121.3 million, or 20.0%, over the same period in 1999. The gross profit margin was 33.9% in the first nine months of 2000, which is level with the gross profit margin for the first nine months of 1999. Although unchanged from the prior year, gross profit margin was positively impacted in the first nine months of 2000 by favorable product line mix, favorable motorcycle mix and model year price increases. These factors, however, were offset by the negative effect of weaker European currencies and certain manufacturing inefficiencies experienced in the first nine months of 2000.


                               Operating Expenses
                        For the Nine-Month Periods Ended
                    September 24, 2000 and September 26, 1999
                              (Dollars in Millions)
===============================================================================
                                                           Increase
                                           2000     1999   (Decrease)  %Change
-------------------------------------------------------------------------------
Motorcycles and Related Products          $371.8    $319.3     $52.5      16.4%
-------------------------------------------------------------------------------
Corporate                                    7.3       7.5       (.2)     (2.6)
===============================================================================
Total operating expenses                  $379.1    $326.8      52.3      16.0%
===============================================================================

Total operating expenses increased $52.3 million, or 16.0% for 2000, compared to the same period of 1999. Operating expenses increased at a slightly lower rate than the corresponding increase in net sales as the Company continues to invest in its future growth. Operating expenses were 17.6% and 18.2% of net sales in the first three quarters of 2000 and 1999, respectively.

                    Operating income from Financial Services
For the nine months ended September 24, 2000, HDFS reported operating income of $24.2 million, an increase of $5.0 million, or 25.7%, over the same period in 1999. The increase is primarily due to lower credit losses and an increase in loan volume at generally higher rates of interest, partially offset by an increase in interest expense and operating expenses. In addition, the prior year was impacted by operating losses related to the credit card portfolio, which was sold in the first quarter of 2000.

                      Gain on sale of credit card business
In the first quarter of 2000, the Company sold its Harley-Davidson-> Chrome Visa-> Card portfolio, which consisted of approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-down of goodwill, which related to the portfolio sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. The majority of the proceeds from the sale have been used to reduce finance debt.

                                 Interest income
Interest income was $6.0 million higher than in the prior year primarily due to higher levels of cash available for short-term investing in the first nine months of 2000 compared to the same period in 1999.

                            Consolidated income taxes
The Company's effective income tax rate was 37.0% and 36.5% for the first nine months of 2000 and 1999, respectively. The increase in the tax rate for the first nine months of 2000 was due to the $15 million non-deductible write-off of goodwill recorded in connection with the sale of the Harley-Davidson->
Chrome Visa-> Card business in the first quarter of 2000. This increase was partially offset by a lower tax rate implemented in the second quarter of 2000 as a result of various tax minimization programs implemented by the Company. The company expects an effective income tax rate of 35.5% going forward. (1)

                                  Other Matters
                                  -------------

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

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 2000 will approximate $1 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)


            Liquidity and Capital Resources as of September 24, 2000
            --------------------------------------------------------

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $413.6 million of cash from operating activities during the first nine months of 2000 compared to $346.3 million in 1999. The largest component of cash from operating activities is net income adjusted for non-cash items, including depreciation, credit losses, tax benefit of stock options, and the gain on sale of the credit card business. This was approximately $354.8 million in 2000 compared to $304.1 million in 1999.

Changes in other current assets and liabilities increased/(decreased) operating cash flows by approximately $45.6 million and $42.5 million in the first nine months of 2000 and 1999, respectively. Changes in working capital during the first nine months of 2000 and 1999 consisted of the following (in millions):

                                                     Nine months ended
                                                     -----------------
   Working capital item                              2000          1999
   --------------------                              ----          ----
   Accounts receivable, net                        ($24.3)        ($12.1)
   Inventories                                      (10.3)         (11.2)
   Prepaid expenses                                  (2.1)          (2.9)
   Accounts payable and accrued expenses             82.3           68.7
                                                    -----           ----
   Total                                            $45.6          $42.5
                                                    =====          =====

Capital expenditures amounted to approximately $103.9 million and $93.4 million during the first nine months of 2000 and 1999, respectively. For the past several years, the Company has been implementing a manufacturing strategy to, among other things, increase its motorcycle production capacity. Going forward, the Company's capital expenditures will continue to focus on capacity expansion at its facilities and will also focus on other areas such as product development, systems development and continuing operations. The Company estimates the capital required in 2000 will approximate $170 million.(1) The Company is currently in the process of developing its next strategic plan and capacity planning will continue to be an area of focus in this plan. Accordingly, capital expenditures related to manufacturing capacity may be increased in both the near and long-term. The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1)

HDFS is financed by operating cash flow, asset-backed securitizations, commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Approximately $307.6 million of commercial paper was outstanding at September 24, 2000. Subject to limitations discussed below, as of September 24, 2000, HDFS may issue up to $600 million of short-term commercial paper with maturities up to 270 days.

At September 24, 2000, HDFS had a five year $250 million revolving credit facility due in 2002 and a $350 million 364-day revolving credit facility due September 29, 2000 with approximately $47.9 million outstanding at September 24, 2000. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund foreign business operations. Commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined credit facilities. Accordingly, at September 24, 2000, HDFS had aggregate remaining availability of $245.5 million.

Subsequent to September 24, 2000, the five-year revolving credit facility was increased to $350 million and extended to September 2005 and the 364-day revolving credit facility was extended to September 2001. The Company expects the $350 million, 364-day credit facility expiring in September 2001 will be renewed.

In connection with various debt agreements, HDFS has met various operating and financial covenants in all material respects and remains in material compliance as of September 24, 2000. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

During the third quarter, HDFS securitized and sold (with limited recourse) approximately $228 million of retail installment loans with retained servicing rights.

The Company expects future activities of HDFS will be financed from internally generated funds, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, commercial paper, securitization programs and capital contributions from the Company.

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first nine months of 2000, the Company repurchased 1,772,200 shares of its common stock under the latter authorization.

The Company's Board of Directors declared three cash dividends during the first nine months of 2000 including, most recently, a $.025 per share cash dividend declared on August 10, 2000, paid September 19, 2000 to shareholders of record on September 8, 2000.


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

(1) Note regarding forward-looking statements

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation, and disclaims any obligation, to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 24, 2000

Item 1.  Legal Proceedings
--------------------------
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 6 to the accompanying condensed consolidated financial statements for additional information on the above proceedings.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
          (a)  Exhibits
          -------------
          27    Financial Data Schedule for September 24, 2000

          (b)  Reports on Form 8-K
          ------------------------
          None

                           Part II - Other Information

                              HARLEY-DAVIDSON, INC.
                                    Form 10-Q

                               September 24, 2000




                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARLEY-DAVIDSON, INC.




  Date: 11/8/00                          by: /s/  James L. Ziemer
        ---------------                     -----------------------------------
                                         James L.  Ziemer
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)


        11/8/00                          by: /s/  James M. Brostowitz
        ---------------                  --------------------------------------
                                         James M. Brostowitz
                                         Vice President, Controller (Principal
                                         Accounting Officer) and Treasurer

                                  Exhibit Index


Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule for September 26, 1999