Form 10-K405
period 2000-12-31
HARLEY DAVIDSON INC
filed 2001-03-30
CIK 793952

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin (State of organization)	39-1382325 (I.R.S. Employer Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin (Address of principal executive offices)	53208 (Zip code)

Registrants telephone number: (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
COMMON STOCK, $.01 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 2001:

$11,342,424,490

    Number of shares of the registrant's common stock outstanding at March 19, 2001:

302,102,923 shares.

    Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on May 5, 2001.

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

Item 1. Business Summary

    Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated (currently doing business as Minstar) in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates. The Company operates in two segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

    The Motorcycles and Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company), which are subsidiaries of H-D Michigan, Inc., and Buell Motorcycle Company (BMC), which was acquired in February of 1998, when the Company purchased substantially all of the remaining shares of BMC it did not already own. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories and general merchandise. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986 and ended 2000 with a domestic market share of 47.4% (Data provided by the Motorcycle Industry Council).

    The Financial Services segment consists of the Company's wholly owned subsidiary, Harley-Davidson Financial Services, Inc. (HDFS). HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts (primarily motorcycles). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. Prior to the sale of the Harley-Davidson Chrome Visa® Card business in March 2000, HDFS was engaged in the business of financing and servicing revolving charge receivables. HDFS conducts business in the United States, Canada and Europe.

    The following table includes quarterly and year to date revenue and operating income by segment, as well as motorcycle units shipped, for each of the three years ended December 31, 2000, 1999 and 1998.

Harley-Davidson, Inc.
Revenue and Operating Income by Segment
and Motorcycle Shipments
(Dollars in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2000
Revenue by segment:
Motorcycles and Related Products	$681,113	$754,973	$714,119	$756,160	$2,906,365
Financial services	n/a	n/a	n/a	n/a	n/a

	$681,113	$754,973	$714,119	$756,160	$2,906,365
Operating income by segment:
Motorcycles and Related Products	$112,640	$127,228	$116,438	$131,179	$487,485
Financial services	3,332	11,282	9,609	12,955	37,178
Corporate	(3,005)	(2,259)	(2,018)	(2,409)	(9,691)

	$112,967	$136,251	$124,029	$141,725	$514,972
Units:
Harley-Davidson® motorcycles	49,057	53,329	48,077	54,129	204,592
Buell® heavyweight motorcycles	1,847	1,955	227	1,014	5,043
Buell Blast™ motorcycles	491	1,325	2,404	926	5,146
1999
Revenue by segment:
Motorcycles and Related Products	$558,567	$608,716	$623,193	$662,463	$2,452,939
Financial services	n/a	n/a	n/a	n/a	n/a

	$558,567	$608,716	$623,193	$662,463	$2,452,939
Operating income by segment:
Motorcycles and Related Products	$91,477	$100,140	$95,907	$110,077	$397,601
Financial services	2,642	9,118	7,514	8,411	27,685
Corporate	(2,802)	(2,624)	(2,024)	(1,977)	(9,427)

	$91,317	$106,634	$101,397	$116,511	$415,859
Units:
Harley-Davidson® motorcycles	41,181	44,771	42,615	48,620	177,187
Buell® motorcycles	2,013	1,512	1,984	2,258	7,767
1998
Revenue by segment:
Motorcycles and Related Products	$466,527	$517,164	$517,198	$563,067	$2,063,956
Financial services	n/a	n/a	n/a	n/a	n/a

	$466,527	$517,164	$517,198	$563,067	$2,063,956
Operating income by segment:
Motorcycles and Related Products	$71,051	$83,246	$79,870	$90,281	$324,448
Financial services	2,585	6,355	3,599	7,672	20,211
Corporate	(2,829)	(2,362)	(3,330)	(2,522)	(11,043)

	$70,807	$87,239	$80,139	$95,431	$333,616
Units:
Harley-Davidson motorcycles	34,482	37,753	36,428	42,155	150,818
Buell motorcycles	1,350	1,497	1,069	2,418	6,334

    See note 12 to the 2000 consolidated financial statements for further information about the Company's business segments.

Motorcycles and Related Products

    The primary business of the Motorcycles segment is to design, manufacture and sell premium motorcycles, primarily for the heavyweight market. The Company is best known for its Harley-Davidson® motorcycle products, but also offers a line of motorcycles and related products under the Buell® brand name.

    The Company's Harley-Davidson motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change. Studies by the Company indicate that the average U.S. Harley-Davidson motorcycle purchaser is a married male in his mid-forties, with a household income of approximately $77,700, who purchases a motorcycle for recreational purposes rather than to provide transportation and is an experienced motorcycle rider. Over two-thirds of the Company's U.S. sales of Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school, and 30% of the buyers have college degrees. Approximately 9% of the Company's Harley-Davidson U.S. retail motorcycle sales are to female buyers.

    The Company's Buell motorcycle products emphasize innovative design, responsive handling and overall performance. The Buell motorcycle product line has traditionally consisted of heavyweight performance models, powered by the Company's 1200cc V-Twin engine. However, in 2000, the Company introduced the Buell Blast™, a new vehicle designed specifically to attract new customers into the sport of motorcycling. This vehicle is considerably smaller, lighter and less expensive than the existing Buell heavyweight models the Company offers. Instead of utilizing the Company's trademark "V" engine configuration, it offers a single- cylinder engine with a displacement of 492 cc's.

    Company studies indicate that the average U.S. purchaser of the Company's Buell heavyweight motorcycle is a male at the median age of 37 with a median household income of approximately $64,100. Approximately 80% of U.S. Buell heavyweight motorcycle purchasers have some post high school education and 30% have a college education. Approximately 1% of all Buell heavyweight U.S. retail motorcycle sales are to females. The Company's studies indicate that nearly half of Buell Blast purchasers have never owned a motorcycle before, and in excess of 90% of them had never owned a Buell motorcycle before. The median age of Blast purchasers is 38, with over one-half of them being female.

    The motorcycle market is comprised of four segments: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and acceleration; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization.

    The Company presently manufactures and sells 24 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer's suggested retail prices ranging from approximately $5,595 to $18,980. The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Pak® luggage carriers. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles. These motorcycles are highly customized through the use of trim and accessories.

    The standard and performance segments of the market are served by the Company's Buell motorcycle line. The Company manufactures and sells four Buell heavyweight performance motorcycle models, with domestic manufacturer's suggested retail prices ranging from approximately $8,795 to $13,700. The Blast competes in the standard market and has a domestic manufacturer's suggested retail price of $4,395.

    The Company's heavyweight motorcycles are based on variations of five basic chassis designs and are powered by one of four air cooled, twin cylinder engines of "V" configuration, which have displacements of 883cc, 1200cc, 1450cc and 1550cc. The Company manufactures its own engines and frames.

    Although there are some accessory differences between the Company's top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable. The prices for the high-end of the Company's Harley-Davidson custom product line range from being competitive to 50% more than its competitors' custom motorcycles. The custom portion of the Harley-Davidson product line represents the Company's highest unit volumes and continues to command a premium price because of the features, styling and high resale value associated with Harley-Davidson custom products. The Company's smallest displacement custom motorcycle (the 883cc Sportster®) is directly price competitive with comparable motorcycles available in the market. The Company's surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model either have previously owned competitive-brand motorcycles or are completely new to the sport of motorcycling or have not participated in the sport for at least five years. Since 1988, the Company's research has consistently shown purchasers of Harley-Davidson motorcycles have a repurchase intent in excess of 92%, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle. The Company's worldwide motorcycle sales generated 79.4%, 79.7%, and 79.9% of revenues in the Motorcycles segment during 2000, 1999 and 1998, respectively.

    The major product categories for the Parts and Accessories (P&A) business are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net sales comprised 15.4%, 14.8% and 14.4% of net sales in the Motorcycles segment in 2000, 1999 and 1998, respectively.

    Worldwide net sales of General Merchandise, which includes MotorClothes™ apparel and collectibles, comprised 5.2%, 5.4%, and 5.5% of net sales in the Motorcycles segment in 2000, 1999, and 1998, respectively.

    The Company also provides a variety of services to its dealers and retail customers including service training schools, customized dealer software packages, delivery of its motorcycles, an owners club membership, a rider training program and a motorcycle rental program, available in the U.S. through a limited number of authorized dealers.

    Licensing.  The Company endeavors to create an awareness of the "Harley-Davidson" brand among the non-riding public and provide a wide range of product for enthusiasts by licensing the name "Harley-Davidson" and numerous related trademarks owned by the Company. The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts, jewelry, small leather goods, toys and numerous other products (Licensed Products). The Company also licenses the use of its name in connection with two cafes located in New York and Las Vegas. Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.

    The Company's licensing activity provides a valuable source of advertising and goodwill. Licensing also has proven to be an effective means for enhancing the Company's image with consumers, and it provides an important tool for policing the unauthorized use of the Company's trademarks, thereby protecting the Harley-Davidson brand and its use. Royalty revenues from licensing, included in motorcycle revenue, were approximately $31 million, $26 million and $24 million during 2000, 1999 and 1998, respectively. While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

    Patents and Trademarks.  The Company owns certain patents that relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and certain motorcycle related designs and to enforce those patents. The Company sees such actions as important as it moves forward with new products, designs and technologies.

    Trademarks are important to the Company's motorcycle business and licensing activities. The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products and services, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the HARLEY-DAVIDSON trademark and the Company's Bar and Shield trademark are each highly recognizable by the public and are very valuable assets. The BUELL trademark is well-known in sport bike circles, as is the associated Pegasus logo. The Company is making efforts to ensure that each of these brands will become better known as the Buell business expands. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered both in the United States and abroad. The following are among the trademarks of H-D Michigan, Inc: Harley-Davidson, Harley, the Bar and Shield Logo, Ultra Classic, Electra Glide, Softail, Deuce, Twin Cam 88, MotorClothes, Rider's Edge, Harley Owners Group, and H.O.G. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since 1907. The following are among the trademarks of Buell Motorcycle Company: Buell, Blast, Lightning, and B.R.A.G. The BUELL trademark has been used since 1984.

    Marketing.  The Company's marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, and cooperative programs with Harley-Davidson/Buell dealers. In addition, the Motor Company entered into a five-year strategic alliance with Ford Motor Company in 1999, which will bring together resources to focus on a series of technical and marketing ventures. The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies.

    The Harley Owners Group®, or "H.O.G.®", currently has approximately 600,000 members worldwide and is the industry's largest company-sponsored motorcycle enthusiast organization. The Company formed this riders club in 1983, in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.

    The Buell Riders Adventure Group, or "BRAG®", was also formed in recent years and has grown to approximately 7,500 members. BRAG sponsors events, including national rallies and rides, across the U.S. for Buell motorcycle enthusiasts.

    The Company's expenditures on worldwide marketing, selling and advertising were approximately $189.8 million, $164.3 million and $135.0 million during 2000, 1999 and 1998, respectively.

    E-Commerce.  The Company established an online catalog featuring its Genuine Motor Accessories and MotorClothes™ product lines in 1999. In April 2000, this online catalog was expanded to include e-commerce capabilities. In addition to browsing, creating wish lists, and using the dealer locator, customers can now make purchases of these products at the web site. Harley- Davidson's e-commerce model is unique in the industry in that, while the catalog is viewed from the Harley- Davidson website, orders are actually distributed to the participating authorized Harley-Davidson dealer that the customer selects. In turn, those dealers fill the order and handle any after- sale services that the customer may require.

    International Sales.  International sales were approximately $585 million, $537 million, and $497 million, accounting for approximately 20%, 22% and 24% of net sales of the Motorcycles segment, during 2000, 1999, and 1998, respectively. In 2000, Japan, Canada, and Germany, in that order, represented the Company's largest international markets and together accounted for approximately 57% of international sales. The Company ended 2000 with a 7.4% share of the European heavyweight (651+cc) market and a 20.5% share of the Asia/Pacific (Japan and Australia)

heavyweight (651+cc) market. See Note 12 to the consolidated financial statements for additional information regarding foreign operations.

    Distribution.  The Company's basic channel of United States distribution for its motorcycles and related products consists of approximately 630 independently owned full-service Harley-Davidson dealerships to whom the Company sells directly. This includes 254 combined Harley-Davidson and Buell dealerships. There are no Buell only dealerships. With respect to sales of new motorcycles, approximately 82% of the U.S. dealerships sell the Company's motorcycles exclusively. All dealerships stock and sell the Company's genuine replacement parts, accessories, and MotorClothes apparel and collectibles, and perform service for the Company's motorcycles. The Company also sells a smaller portion of its parts and accessories and general merchandise through "non-traditional" retail outlets. The "non-traditional" outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRL's), Alternate Retail Outlets (ARO's), and Seasonal Retail Outlets (SRO's). SRL's, also known as Harley Shops, are satellites of the main dealership and are developed to meet the service needs of the Company's riding customers. Harley shops also provide replacement parts and accessories and MotorClothes apparel and collectibles and are authorized to sell new motorcycles. ARO's are located primarily in high traffic areas such as airports or popular vacation destinations and focus on selling the Company's MotorClothes apparel and collectibles and Licensed Products. SRO's are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. ARO's and SRO's are not authorized to sell new motorcycles. Presently, there are approximately 54 SRL's, 48 ARO's, and under 20 SRO's located in the United States.

    In the European Region (Europe/Middle East/Africa), there are currently 359 independent Harley-Davidson dealerships serving 32 country markets. This includes 230 combined Harley-Davidson and Buell dealerships. Buell is further represented by 13 dealerships that do not sell Harley-Davidson motorcycles. In addition, the Company has established 23 ARO's across the 32 European country markets. The Company has an established infrastructure in Europe, based out of its headquarters in the United Kingdom, and operates through a network of independent dealers served by 8 independent distributors and by five wholly owned sales and marketing subsidiaries which are in France, Germany, Italy, The Netherlands and the United Kingdom. The European management team is continuing to focus on the expansion and improvement of distributor and dealer relationships. The Company is achieving this through its dealer development team, specialized training programs, retail financing initiatives, ongoing product development and coordinated Europe-wide and local marketing programs aimed at attracting new customers. Other initiatives include the development of information systems linking European subsidiaries directly with each of the major independent distributors and most of the dealers located in the subsidiary markets.

    In the Asia/Pacific Region, there are currently 213 Harley-Davidson outlets serving 8 country markets of which 80 are combined Harley-Davidson/Buell dealerships, and 28 are service only outlets. In addition there are currently 5 Buell only dealerships. The Company expects the majority of its short-term sales and long-term growth opportunities in the Asia-Pacific Region to come from its existing markets in Japan and Australia. The Company will continue to support its objectives of maintaining and growing its business in Southeast Asia, where markets have begun to stabilize over the last year. The Company remains cautiously optimistic about the long-term opportunities in these and other new markets in the Asia-Pacific Region.

    The Latin American market consists of 16 country markets managed from Milwaukee, Wisconsin. The Latin American market has a diverse dealer network including 33 Harley-Davidson dealerships and 5 ARO's/SRO's focused on selling General Merchandise. The Company plans to continue developing its distribution in Brazil and Mexico, its two biggest Latin American markets, as well as broaden brand management and marketing activities across the entire region.

    In Canada, there are currently 73 independent Harley-Davidson dealerships, one independent stand-alone Buell dealership, and 3 ARO's, all served by a single independent distributor. This network includes 20 combined Harley-Davidson and Buell dealerships resulting in a total of 21 Buell dealerships in Canada.

    Seasonality.  In general, the Company has not experienced significant seasonal fluctuations in its sales. This has been primarily the result of a strong demand for the Company's Harley-Davidson motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers. Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

    Retail Customer and Dealer Financing.  The Company believes HDFS and other financial services companies provide adequate retail and wholesale financing to the Company's domestic and Canadian dealers and customers. In Europe, HDFS provides wholesale financing to dealers through a joint venture agreement with Transamerica Distribution Finance Corporation.

    Competition.  The heavyweight (651+cc) motorcycle market is highly competitive. The Company's major competitors generally have financial and marketing resources that are substantially greater than those of the Company. They also have larger overall sales volumes and are more diversified than the Company. In addition to established competitors, a growing segment of competition has recently emerged in the U.S. The new source of competition is driven by new entrants into the domestic heavyweight motorcycle market, offering heavyweight motorcycles with traditional styling. These competitors currently have production and sales volumes much lower than the Company's and do not hold a significant market share.

    Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. The Company emphasizes quality, reliability and styling in its products and offers a one-year warranty for its motorcycles. The Company regards its support of a motorcycling lifestyle in the form of events, rides, rallies and H.O.G.® as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company's competitors.

    Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 78%, 79%, and 79% of total heavyweight retail unit sales in the U.S. during 2000, 1999 and 1998, respectively. The custom and touring motorcycles are generally the most expensive and most profitable vehicles in the market. During 2000, the heavyweight segment including standard, performance, touring and custom motorcycles represented approximately 51% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

    For the last 13 years, the Company has led the industry in domestic (United States) unit sales of heavyweight motorcycles. The Company's share of the heavyweight market was 47.4% in 2000 compared to 50.2% in 1999. Although the Company's market share decreased slightly in 2000 as a result of the Company's ongoing capacity constraints, this share is still significantly greater than the Company's largest competitor in the domestic market, which had an 18.6% market share in 2000.

    The following chart includes U.S. retail registration data for the Company and its major competitors for 1996 - 2000.

Market share of U.S. Heavyweight Motorcycles(1)
(Engine Displacement of 651+cc)

	Year Ended December 31,
	2000	1999	1998	1997	1996
New U.S. Registrations (thousands of units):
Total market new registrations	338.0	275.6	227.1	190.2	165.7

Harley-Davidson® new registrations	155.9	134.5	109.1	93.5	79.9
Buell® new registrations	4.2	3.9	3.2	1.9	1.7

Total Company new registrations	160.1	138.4	112.3	95.4	81.6

Percentage Market Share:
Harley-Davidson motorcycles	46.1%	48.8%	48.1%	49.2%	48.2%
Buell motorcycles	1.3	1.4	1.4	1.0	1.0

Total Company	47.4	50.2	49.5	50.2	49.2
Honda	18.6	16.4	20.3	18.5	18.8
Suzuki	9.4	9.4	10.0	10.1	8.7
Kawasaki	9.1	10.3	10.1	10.4	12.2
Yamaha	8.4	7.0	4.2	5.4	5.9
Other	7.1	6.7	5.9	5.4	5.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Motorcycle registration and market share information has been derived from data published by the Motorcycle Industry Council for the years 1997-2000 and from data published by R.L. Polk & Co. for 1996.

    The Company faces unique competitive challenges in the international markets. The European market is similar in size to the U.S. market, but unlike the domestic market it is comprised of the unique tastes of many individual country markets that together represent the total European market. In addition, 74% of the European heavyweight (651+cc) motorcycle market is comprised of the standard and performance segments. The Company has only recently started to compete in these market segments with its Buell® motorcycles.

    In the Asia/Pacific region, the Company benefited from double-digit market growth during 1997 and 1998, which was driven by a change in licensing requirements in Japan. While total market registrations remained flat in 2000, registrations for the Company's motorcycles continued to grow with a 4.3% increase in 2000 over 1999.

    On a worldwide basis, the Company measures its market share using the heavyweight classification. Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

Worldwide Heavyweight Motorcycle Registration Data
(Engine Displacement of 651+cc)
(Units in thousands)

	2000	1999	1998
North America(1)
Total market new registrations	363.4	297.9	246.2

Harley-Davidson® new registrations	164.0	142.1	116.1
Buell® new registrations	4.3	4.0	3.3

Total Company registrations	168.3	146.1	119.4

Total Company market share %	46.3%	49.0%	48.5%
Europe(2)
Total market new registrations	293.4	306.7	270.2

Harley-Davidson new registrations	19.9	17.8	15.7
Buell new registrations	1.9	2.1	1.6

Total Company registrations	21.8	19.9	17.3

Total Company market share %	7.4%	6.5%	6.4%
Japan/Australia(3)
Total market new registrations	62.7	63.1	69.2

Harley-Davidson new registrations	12.2	11.6	10.3
Buell new registrations	.7	.7	.5

Total Company registrations	12.9	12.3	10.8

Total Company market share %	20.5%	19.6%	15.6%
Total
Total new registrations	719.5	667.7	585.6

Harley-Davidson new registrations	196.1	171.5	142.1
Buell new registrations	6.9	6.8	5.4

Total Company registrations	203.0	178.3	147.5

Total Company market share %	28.2%	26.7%	25.2%

(1)
Includes the United States and Canada. Data provided by the Motorcycle Industry Council.

(2)
Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. Data provided by Giral S.A.

(3)
Data provided by JAMA and ABS.

    Motorcycle Manufacturing.  In an effort to further control costs and maintain quality, the Motor Company has incorporated manufacturing techniques to continuously improve its operations. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, are designed to improve product quality, productivity and asset utilization in the production of Harley-Davidson® motorcycles.

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

    The Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its Harley-Davidson® motorcycle production capacity to have the capacity to sustain its annual double-digit growth rate for units shipped. For 2001, the Company's production target is 227,000 Harley-Davidson units. Matters in this paragraph are subject to the risks and uncertainties discussed with respect to this topic under Item 7, "2000 Compared to 1999—Results of Operations"on page 20.

    The manufacturing techniques employed at BMC, which are similar to those of the Motor Company, are designed to provide cost control and quality products in a lower volume atmosphere. Its product development staff is located in close proximity to the production facilities to assure that new product and model year change activities are coordinated prior to and during launch. The manufacturing techniques employed include employee involvement with an emphasis on a highly flexible and participative workforce.

    The Company continues to invest in its joint venture with Porsche AG of Stuttgart, Germany, formed in 1997, to source and assemble powertrain components for use in potential new motorcycle products.

    The Company operates an assembly operation in Brazil that imports U.S. made components and sub-assemblies for final assembly in Brazil. Assembling imported U.S. made components increases the availability of the Company's Harley-Davidson motorcycles in Brazil, and reduces duties and taxes, making them more affordable to a larger group of Brazilian customers. The facility, which has been operational since mid-1999, assembles select motorcycle models for the Brazilian market with current volumes less than 1,000 units per year.

    Raw Material and Purchased Components.  The Company continues to proceed aggressively to establish long-term, mutually beneficial relationships with its suppliers. Through these relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.

    The Company purchases all of its raw material, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

    Research and Development.  The Company believes research and development are significant factors in its ability to lead the market definition of touring and custom motorcycling and to develop products for the performance segment. In recent years, the Company has established a 218,000 square foot Motor Company Product Development Center (PDC) and a 43,000 square foot BMC research and development facility. The innovative design of the PDC brings together employees from styling, purchasing and manufacturing with regulatory professionals and supplier representatives to create a concurrent product and process development methodology. The Company incurred research and development expenses of approximately $75.8 million, $70.3 million and $58.7 million during 2000, 1999 and 1998, respectively.

    Regulation.  Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company. The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

    The Company's motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB's more stringent emissions standards. Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company's motorcycle products have been certified to comply fully with all such applicable standards. There will be further reductions in CARB's motorcycle emissions standards in 2003 and 2008, respectively. Additionally, the European Union is also considering further reductions in its motorcycle emissions standards, and is considering possible reductions in its motorcycle noise standards, which already are lower than those of the EPA. Similarly, motorcycle noise and emissions levels are being reduced in Japan, as well as in certain emerging markets. Consequently, the Company will continue to incur some level of research and development and production costs related to motorcycle emissions and noise for the foreseeable future.

    The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 25 voluntary recalls at a total cost of approximately $19.6 million. The Company fully reserves for all estimated costs associated with recalls in the period that the recalls are announced.

    As previously stated, federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution that affect the business and operations of the Motorcycles segment. Management does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position. See further discussion of capital expenditures for equipment used to limit hazardous substances/pollutants under Item 7, "Environmental Matters" on page 27.

    Employees.  As of December 31, 2000, the Motorcycles segment had approximately 7,700 employees. Production workers at the motorcycle manufacturing facilities in Wauwatosa, Menomonee Falls, and Tomahawk, Wisconsin and Kansas City, Missouri are represented principally by the Paper Allied- Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2001, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on December 31, 2003, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2007.

Financial Services

    HDFS provides financial services programs to Harley-Davidson® and Buell® dealers and consumers in the United States and Canada. HDFS also provides financial services programs for personal aircraft products. HDFS offers wholesale financing to the Company's European motorcycle dealers through a joint venture with another finance company. European retail customers are offered financial services programs by independent finance companies licensed by HDFS.

    Harley-Davidson and Buell.  HDFS, operating under the trade name Harley-Davidson Credit and Insurance, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers. Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products. Wholesale financial services are offered by HDFS to all Harley-Davidson dealers in the United States and Canada and during 2000 were utilized by approximately 97% of such dealers. European dealers are serviced by a joint venture with another finance company. The wholesale finance operations of HDFS are located in Plano, Texas.

    Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles and the brokerage of a range of motorcycle insurance policies and extended service warranty agreements. HDFS acts as an insurance agent and does not assume underwriting risk with regard to insurance policies and extended service warranty agreements. Prior to the sale of Harley-Davidson Chrome Visa® Card business in March 2000, HDFS financed and serviced revolving charge receivables. HDFS' retail financial services are available through virtually all Harley-Davidson and Buell dealers in the United States and Canada. HDFS' retail finance operations are located in Carson City, Nevada.

    Other Manufacturers.  HDFS also provides wholesale and retail financial services to aircraft dealers and consumers. These programs are similar to programs for Harley-Davidson and Buell dealers and consumers described above. During 1999, HDFS ceased offering retail financial services to consumers of marine and recreational vehicles.

    Funding.  HDFS has been financed by operating cashflow, advances and loans from the Company, asset-backed securitizations, commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock.

    Competition.  The ability to offer a package of wholesale and retail financial services is a significant competitive advantage of HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, strong dealer relations, industry experience, terms, and price.

    During 2000, HDFS financed 21% of new Harley-Davidson motorcycles retailed in the U.S., a decrease of 1% from 1999. HDFS faces minimal national competition for the Company's retail motorcycle finance business. Competitors are primarily banks and other financial institutions providing retail financing to local or regional markets. Competition to provide retail financial services to aircraft consumers include aircraft manufacturers' captive finance companies such as Cessna Finance Corp. and Debis Financial Services and other financial entities including MBNA and 1st Source Bank. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in segmented markets.

    HDFS faces little national competition for the Company's wholesale motorcycle finance business. Competitors are primarily regional and local banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets. Competition to provide wholesale financial services to aircraft dealers includes aircraft manufacturers' captive finance companies.

    Patents and Trademarks.  HDFS utilizes various trademarks and trade names licensed from the Company. Additionally, HDFS has a registered trademark for the "Eaglemark and Design logo" utilized in aircraft financing programs.

    Seasonality.  In the northern United States and Canada motorcycles are primarily used during warmer months, generally March through August. Accordingly, HDFS experiences significant seasonal variations. Retail customers typically do not buy motorcycles until they can ride them. From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealers deplete their inventories. From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turnover more slowly, substantially increasing wholesale financing volume.

    Regulation.  The operations of HDFS are subject, in certain instances, to supervision and regulation by state, federal, and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosure to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower's credit experience.

    Depending on the provisions of the applicable laws and regulations and the specific facts and circumstances involved, violations of these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan and any mortgage or to obtain a refund of amounts previously paid and, in addition, could subject HDFS to damages and administrative sanctions.

    The above regulation and supervision could limit the discretion of HDFS in operating its business. For example, state laws often establish maximum allowable finance charges for certain consumer and commercial loans. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. No assurance can be given that the applicable laws or regulation will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates charged by HDFS will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect the business of HDFS or the results of operations.

    In addition, a subsidiary of HDFS, Eaglemark Bank, N.A., (Eaglemark Bank), is a nationally chartered bank. As such, the activities of this subsidiary are restricted by federal banking laws and are subject to examination by federal examiners. Due to the oversight of federal banking laws, any person or entity seeking to purchase "control" of the Company ("control" as defined by the applicable regulations but generally defined as directly or indirectly owning, controlling, or holding 10% or more of the voting stock) must apply for and obtain the approval of federal banking authorities.

    Employees.  As of December 31, 2000, the Financial Services segment had approximately 480 employees. No employees of HDFS are represented by labor unions.

Item 2. Properties

    The following is a summary of the principal properties of the Company as of March 15, 2001.

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate office	Milwaukee, WI	542,000	Owned
Product Development Center	Wauwatosa, WI	218,000	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Manufacturing	Menomonee Falls, WI	479,000	Owned
Manufacturing	Tomahawk, WI	116,000	Owned
Manufacturing	York, PA	1,033,000	Owned
Manufacturing	Kansas City, MO	330,000	Owned
Manufacturing	East Troy, WI	40,000	Lease expiring 2003
Product Development and office	East Troy, WI	43,000	Lease expiring 2003
Distribution Center	Franklin, WI	250,000	Owned
Distribution Center	York, PA	86,000	Lease expiring 2006
Motorcycle Testing	Talladega, AL	24,000	Leases expiring 2004
Office	Ann Arbor, MI	3,000	Lease expiring 2004
Office and Service Area	Morfelden-Waldorf, Germany	22,000	Lease expiring 2005
Office	Brackley, England	3,000	Lease expiring 2005
Warehouse	Brackley, England	1,000	Lease expiring 2005
Office	Windsor, England	10,000	Lease expiring 2006
Office	Liederdorp, The Netherlands	8,000	Lease expiring 2006
Office	Paris, France	6,000	Lease expiring 2005
Office	Arese, Italy	9,000	Lease expiring 2006
Warehouse	Arese, Italy	8,000	Lease expiring 2006
Office	Tokyo, Japan	14,000	Lease expiring 2001
Warehouse	Yokohama, Japan	11,000	Lease expiring 2001
Manufacturing and Office	Manaus, Brazil	35,000	Lease expiring 2001

    The Company has seven facilities that perform manufacturing operations: Wauwatosa and Menomonee Falls, Wisconsin, suburbs of Milwaukee (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and big-twin assembly); Kansas City, Missouri (Sportster® assembly); East Troy, Wisconsin (Buell® motorcycles assembly); Manaus, Brazil (assembly of select models for Brazilian market).

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	25,000	Lease expiring 2007
Office	Carson City, NV	90,000	Lease expiring 2004
Office	Plano, TX	16,000	Lease expiring 2007

    The Financial Services segment has three office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada (retail operations); and Plano, Texas (wholesale operations).

Item 3. Legal proceedings

    The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy, the Company estimates that it will incur approximately $5.4 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 9 years, ending in 2009.

Item 4. Submission of matters to a vote of security holders

    No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2000.

Executive officers of the registrant

    The following sets forth, as of December 31, 2000, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc. Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC). The LSC, which is comprised of elected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers

Name	Age
Jeffrey L. Bleustein Chairman and Chief Executive Officer	61
James M. Brostowitz Vice President, Controller and Treasurer	48
Garry S. Berryman Vice President, Materials Management/Product Cost-Motor Company	48
Jon R. Flickinger Vice President, North American Sales-Motor Company	43
John A. Hevey Vice President, General Manager, Asia/Pacific and Latin America Regions-Motor Company	43
Ronald M. Hutchinson Vice President, Parts and Accessories-Motor Company	53
Gail A. Lione Vice President, General Counsel and Secretary	51
James A. McCaslin Vice President, Dealer Services-Motor Company	52
Jerry G. Wilke President and Chief Operating Officer-Buell Motorcycle Company	49
James L. Ziemer Vice President and Chief Financial Officer	50
Donna F. Zarcone President and Chief Operating Officer Harley-Davidson Financial Services, Inc.	43

    The following have not been employed by the Company in an executive officer capacity, as defined above, for more than five years: Garry S. Berryman, Jon R. Flickinger, John A. Hevey, Ronald A. Hutchinson, Gail A. Lione, James A. McCaslin, Jerry G. Wilke and Donna F. Zarcone.

    Mr. Berryman has served as Vice President of Materials Management/Product Cost of the Motor Company since April 1999. He served as Vice President, Purchasing of the Motor Company from September 1997 to March 1999. From July 1995 to August 1997, Mr. Berryman served as Director of Purchasing for the Motor Company.

    Mr. Flickinger has served as Vice President, North American Sales of the Motor Company since April 1999. From July 1997 until March 1999, Mr. Flickinger served as General Sales Manager. From June 1996 until June 1997, Mr. Flickinger served as Field Sales Manager, and from January 1995 until May 1996, Mr. Flickinger served as Director, Field Operations

    Mr. Hevey has served as Vice President, General Manager Asia/Pacific and Latin America Regions of the Motor Company since January 1998. From June 1997 to December 1997, Mr. Hevey served as General Manager Asia/Pacific and Latin America of the Motor Company, and from June 1991 to May 1997, Mr. Hevey served as General Manager Asia/Pacific of the Company.

    Mr. Hutchinson has served as Vice President, Parts and Accessories of the Motor Company since May 1996. He served as Vice President, Customer Service and Parts of the Motor Company from 1993 to 1996.

    Ms. Lione has served as Vice President, General Counsel and Secretary since joining the Company in November 1997. From May 1990 to October 1997, Ms. Lione served as General Counsel and Secretary for U.S. News & World Report L.P., the Atlantic Monthly Company and Applied Printing Technologies, L.P. and General Counsel of Applied Graphics Technologies, Inc.

    Mr. McCaslin has served as Vice President, Dealer Services of the Motor Company since April 1999. From October 1997 to March 1999, he served as Vice President, Continuous Improvement for the Motor Company. From 1994 to September 1997, he served as Vice President and General Manager, York Operations of the Motor Company.

    Mr. Wilke has served as President and Chief Operating Officer of Buell Motorcycle Company since July 1997. From 1995 to June 1997, he served as Vice President, Marketing and Sales, the Americas of the Motor Company. From 1994 to 1995, he served as Vice President, Market Development/Sales, the Americas of the Motor Company.

    Ms. Zarcone has served as President and Chief Operating Officer of HDFS, a subsidiary of the Company, since August, 1998. From June 1994 to August 1998, Ms. Zarcone served as Vice President and Chief Financial Officer of HDFS.

PART II

Item 5. Market for Harley-Davidson, Inc. common stock and related shareholder matters

    Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange. The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

2000	Low	High
First quarter	$29.46	$42.58
Second quarter	33.15	46.54
Third quarter	34.15	50.60
Fourth quarter	34.56	49.84
1999	Low	High
First quarter	$21.25	$31.13
Second quarter	25.25	32.03
Third quarter	22.53	31.22
Fourth quarter	24.19	32.03

    The Company paid the following dividends per share:

	2000	1999	1998
First quarter	$.0225	$.0200	$.0175
Second quarter	.0250	.0225	.0200
Third quarter	.0250	.0225	.0200
Fourth quarter	.0250	.0225	.0200

Total year	$.0975	$.0875	$.0775

    The Company has authorization from the Board of Directors to repurchase up to 9,400,000 shares of its common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock splits.

    During 2000 and 1999, the Company repurchased 3,256,200 and 4,856,000 shares, respectively, of its common stock under the latter authorization.

    As of February 14, 2001 there were 70,942 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6. Selected financial data

	2000	1999	1998	1997	1996
	(In thousands, except per share amounts)
Income statement data:
Net sales	$2,906,365	$2,452,939	$2,063,956	$1,762,569	$1,531,227
Cost of goods sold	1,915,547	1,617,253	1,373,286	1,176,352	1,041,133

Gross profit	990,818	835,686	690,670	586,217	490,094
Operating income from financial services	37,178	27,685	20,211	12,355	7,801
Selling, administrative and engineering	(513,024)	(447,512)	(377,265)	(328,569)	(269,449)

Income from operations	514,972	415,859	333,616	270,003	228,446
Gain on sale of credit card business	18,915	—	—	—	—
Interest income, net	17,583	8,014	3,828	7,871	3,309
Other, net	(2,914)	(3,080)	(1,215)	(1,572)	(4,133)

Income from continuing operations before provision for income taxes	548,556	420,793	336,229	276,302	227,622
Provision for income taxes	200,843	153,592	122,729	102,232	84,213

Income from continuing operations	347,713	267,201	213,500	174,070	143,409
Income from discontinued operations, net of tax	—	—	—	—	22,619

Net income	$347,713	$267,201	$213,500	$174,070	$166,028

Weighted-average common shares:
Basic	302,691	304,748	304,454	303,300	301,366

Diluted	307,470	309,714	309,406	307,896	305,850

Earnings per common share from continuing operations:
Basic	$1.15	$.88	$.70	$.57	$.48

Diluted	$1.13	$.86	$.69	$.57	$.47

Dividends paid	$.10	$.09	$.08	$.07	$.06

Balance sheet data:
Working capital	$799,521	$430,840	$376,448	$342,333	$362,031
Current finance receivables, net	530,859	440,951	360,341	293,329	183,808
Long-term finance receivables, net	234,091	354,888	319,427	249,346	154,264
Total assets	2,436,404	2,112,077	1,920,209	1,598,901	1,299,985
Short-term debt, including current
Maturities of long-term debt	—	—	—	—	2,580
Long-term debt, less current maturities	5,145	10,078	14,145	20,934	25,122
Short-term finance debt	89,509	181,163	146,742	90,638	8,065
Long-term finance debt	355,000	280,000	280,000	280,000	250,000

Total debt	449,654	471,241	440,887	391,572	285,767
Shareholders' equity	1,405,655	1,161,080	1,029,911	826,668	662,720

Item 7. Management's discussion and analysis of financial condition and results of operations

2000 COMPARED TO 1999

OVERALL

    Net sales for 2000 totaled $2.91 billion, a $453.5 million, or 18.5%, increase over 1999. Net income and diluted earnings per share for 2000 were $347.7 million and $1.13 compared to $267.2 million and $.86 for 1999, increases of 30.1% and 31.1%, respectively. Net income in 2000 includes a one-time after tax gain of $6.9 million, which resulted from the sale of the Harley-Davidson® Chrome Visa® Card business. Excluding the one-time gain, net income and diluted earnings per share for 2000 increased 27.6% and 28.5%, respectively, over last year.

    The Company increased its quarterly dividend payment in June 2000 from $.0225 per share to $.025 per share, which resulted in a total year payout of $.0975 per share.

RESULTS OF OPERATIONS

Motorcycle Unit Shipments and Net Sales
(Dollars in millions)

	2000	1999	Increase (Decrease)	%Change
Motorcycle Unit Shipments
Harley-Davidson® motorcycle units	204,592	177,187	27,405	15.5%
Buell® motorcycle units	10,189	7,767	2,422	31.2

Total motorcycle units	214,781	184,954	29,827	16.1%

Net Sales
Harley-Davidson motorcycles	$2,246.4	$1,890.9	$355.5	18.8%
Buell motorcycles	58.1	63.5	(5.4)	(8.5)

Total motorcycles	2,304.5	1,954.4	350.1	17.9
Motorcycle Parts and Accessories	447.9	362.6	85.3	23.5
General Merchandise	151.4	132.7	18.7	14.1
Other	2.6	3.2	(.6)	(18.7)

Total Motorcycles and Related Products	$2,906.4	$2,452.9	$453.5	18.5%

    The Motorcycles and Related Products (Motorcycles) segment recorded an 18.5% increase in net sales driven by a 15.5% increase in Harley-Davidson unit shipments. During 2000, the Company produced and shipped approximately 205,000 Harley-Davidson motorcycle units, approximately 27,400 units more than in 1999. These increases were driven by the Company's ongoing success with its manufacturing strategy combined with strong retail demand for the Company's Harley-Davidson motorcycles.

    The Company's ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. Based on the results achieved in 2000, the Company has increased its 2001 annual production target to 227,000 Harley-Davidson units.(1)

    In 2000, Buell® motorcycle revenue was down $5.4 million from 1999 on 2,422 additional unit shipments. The average revenue per unit was down from prior year as a result of a shift in the mix of units sold to the new lower priced Buell Blast™. The Blast was introduced during the first quarter of 2000 as a smaller motorcycle targeted at new motorcycle riders. The Company shipped 5,146 Blast models and 5,043 Buell® V-Twin models during 2000. The Company has set a 2001 Buell motorcycle production target of 10,000 units.(1)

    The Company's ability to reach the 2001 targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected P&A or general merchandise supplier backorders, and (v) sell all of the motorcycles it has the capacity to produce. In addition, the Company could experience delays in making changes to facilities as a result of risks normally associated with the operation of manufacturing facilities, including delays in the delivery of machinery and equipment or difficulties in making such machinery and equipment operational, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

    During 2000, the worldwide heavyweight (651+cc) motorcycle market grew 7.8%, while retail registrations for the Company's motorcycles grew 13.8%, resulting in a worldwide market share (Harley-Davidson® and Buell) of 28.2% compared to 26.7% in 1999 (worldwide information is derived from the individual market information, page 10).

    Industry registrations of domestic (United States) heavyweight motorcycles were up 22.7% (data provided by the Motorcycle Industry Council) over 1999, while domestic retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 15.7%. The Company ended 2000 with a domestic market share of 47.4% compared to 50.2% in 1999. The Company believes the loss of market share was due to the shortage of supply of its products in the market as a result of the Company's ongoing capacity constraints.

    International revenues totaled $585.6 million during 2000, an increase of $48.3 million, or 9.0%, over 1999. The Company exported approximately 22.4% of its Harley-Davidson motorcycle shipments in 2000 compared to 23.5% during 1999. In order to support the continued strong demand in the U.S. market, the Company expects to allocate a similar percentage of unit shipments to international customers in 2001(1).

    In Europe, the Company ended 2000 with a 7.4% share of the heavyweight (651+cc) market, up from 6.5% in 1999 (data provided by Giral S.A.). The European market decreased 4.3% in 2000, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) were up 9.4%. 2000 marks the second consecutive year that the Company has increased its market share in Europe. The positive results can be attributed to the continuing efforts to grow in this market, which have included accelerated dealer development, new product introductions and focused marketing programs.

    Asia/Pacific (Japan and Australia) data for 2000 (provided by JAMA and ABS) showed the Company with a 20.5% share of the heavyweight (651+cc) market, up from 19.6% in 1999. In 2000, retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 4.3%, while registrations for the Asia/Pacific market in total decreased 0.7%.

    During 2000, Parts and Accessories (P&A) sales totaled $447.9 million, up $85.3 million, or 23.5%, compared to 1999. The increase in P&A sales was driven by strong motorcycle shipments and was led by higher sales for performance parts, custom paint, controls and electrical parts. The Company expects that the long-term growth rate for P&A sales will be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

    General Merchandise sales for 2000, which include clothing and collectibles, of $151.4 million were up $18.7 million, or 14.1%, compared to 1999. The Company expects that the long-term growth rate for General Merchandise sales will be slightly lower than the growth rate for Harley-Davidson motorcycle units.(1)

Gross Profit

    Gross profit in 2000 of $990.8 million was $155.1 million, or 18.6%, higher than gross profit in 1999. The increase in gross profit is primarily related to the increase in net sales. The gross profit margin was 34.1% in both 2000 and 1999. Although unchanged from the prior year, gross profit margin was positively impacted in 2000 by favorable motorcycle mix and model year price increases. These factors, however, were offset primarily by the negative effect of weaker European currencies during 2000.

Operating Expenses
(Dollars in Millions)

	2000	1999	Increase (Decrease)	%Change
Motorcycles and Related Products	$503.3	$438.1	$65.2	14.9%
Corporate	9.7	9.4	.3	3.2

Total operating expenses	$513.0	$447.5	$65.5	14.6%

    Total operating expenses for 2000 increased $65.5 million, or 14.6%, over 1999 and were 17.7% and 18.2% of net sales in 2000 and 1999, respectively. Operating expense consists of selling, administrative and engineering expense, which increased $25.5 million, $21.5 million and $18.5 million, respectively, over 1999. During 2000, the Company continued to invest in its future growth as it increased spending in areas such as marketing, product development and other initiatives.

Operating Income from Financial Services

    The Financial Services segment reported operating income of $37.2 million for 2000, an increase of $9.5 million, or 34.3%, over 1999. Growth was particularly strong during 2000 in wholesale lending where Harley-Davidson Financial Services, Inc. (HDFS) experienced increases in both market share and profitability. Increased volumes and amounts outstanding in the retail installment lending business and commission revenue growth from the insurance agency business also contributed to increased operating income in 2000.

Gain on Sale of Credit Card Business

    In the first quarter of 2000, the Company sold its Harley-Davidson® Chrome Visa® Card business, which consisted of approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-down of goodwill, which related to the portfolio sold. Net of taxes, the transaction resulted in a gain of approximately $6.9 million. The majority of the proceeds from the sale have been used to reduce finance debt.

Other

    Other expense was $2.9 million and $3.1 million in 2000 and 1999, respectively.

Interest Income

    2000 interest income was higher than in the prior year primarily due to higher interest rates and higher levels of cash available for short-term investing when compared to 1999.

Consolidated Income Taxes

    The Company's effective income tax rate was 36.6% and 36.5% for 2000 and 1999, respectively. The increase in the tax rate for 2000 was due to the $15 million non-deductible write-off of goodwill recorded in connection with the sale of the Harley-Davidson®—Chrome Visa®—Card business in the first quarter of 2000. This increase was partially offset by a lower tax rate implemented in the second quarter of 2000 as a result of various tax minimization programs implemented by the Company.

1999 COMPARED TO 1998

OVERALL

    Net sales for 1999 totaled $2.45 billion, a $388.9 million, or 18.8%, increase over 1998. Net income and diluted earnings per share for 1999 were $267.2 million and $.86 compared to $213.5 million and $.69 for 1998, increases of 25.2% and 25.0%, respectively.

    The Company increased its quarterly dividend payment in June 1999 from $.02 per share to $.0225 per share, which resulted in a total year payout of $.0875 per share.

RESULTS OF OPERATIONS

Motorcycle Unit Shipments and Net Sales
(Dollars in millions)

	1999	1998	Increase (Decrease)	%Change
Motorcycle Unit Shipments
Harley-Davidson® motorcycle units	177,187	150,818	26,369	17.5%
Buell® motorcycle units	7,767	6,334	1,433	22.6

Total motorcycle units	184,954	157,152	27,802	17.7%

Net Sales
Harley-Davidson motorcycles	$1,890.9	$1,595.4	$295.5	18.5%
Buell motorcycles	63.5	53.5	10.0	18.6

Total motorcycles	1,954.4	1,648.9	305.5	18.5%
Motorcycle Parts and Accessories	362.6	297.1	65.5	22.0
General Merchandise	132.7	114.5	18.2	15.9
Other	3.2	3.5	(.3)	(8.6)

Total Motorcycles and Related Products	$2,452.9	$2,064.0	$388.9	18.8%

    The Motorcycles segment recorded an 18.8% increase in net sales driven primarily by a 17.5% increase in Harley-Davidson unit shipments. During 1999, the Company increased its Harley-Davidson motorcycle unit shipments and production to almost 177,200 units, approximately 26,400 units higher than in 1998. This production increase was accomplished while executing an extensive model year 2000 product launch that included a completely redesigned Softail® family and the new Twin Cam 88B™ counterbalanced engine.

    In 1999, Buell motorcycle revenue was up $10.0 million over 1998 on 1,433 additional unit shipments. The average revenue per unit, however, was down slightly from prior year as a result of the high demand for Buell's lower priced M2 Cyclone model.

    During 1999, the worldwide heavyweight (651+cc) motorcycle market grew 14.0%, while retail registrations for the Company's motorcycles grew 20.9%, resulting in a worldwide market share (Harley-Davidson and Buell) of 26.7% compared to 25.2% in 1998 (worldwide information is derived from the individual market information, page 10).

    Industry registrations of domestic (United States) heavyweight motorcycles were up 21.3% (data provided by the Motorcycle Industry Council) over 1998, while domestic retail registrations for the Company's motorcycles (Harley-Davidson® and Buell®) increased 23.2%. The Company ended 1999 with a domestic market share of 50.2% compared to 49.5% in 1998.

    International revenues totaled $537.3 million during 1999, an increase of $39.9 million, or 8.0%, over 1998. The Company exported approximately 23.5% of its Harley-Davidson motorcycle shipments in 1999 compared to 26.5% during 1998.

    In Europe, the Company ended 1999 with a 6.5% share of the heavyweight (651+cc) market, up from 6.4% in 1998 (data provided by Giral S.A.). The European market grew at a 13.5% rate in 1999, while retail registrations for the Company's motorcycles (Harley-Davidson and Buell) were up 15.4%.

    Asia/Pacific (Japan and Australia) data for 1999 (provided by JAMA and ABS) showed the Company with a 19.6% share of the heavyweight (651+cc) market, up from 15.6% in 1998. In 1999, retail registrations for the Company's motorcycles (Harley-Davidson and Buell) increased 14.2%, while registrations for the Asia/Pacific market in total decreased 8.8%.

    During 1999, Parts and Accessories (P&A) sales totaled $362.6 million, up $65.5 million, or 22.0%, compared to 1998. Key factors that contributed to the strong growth in P&A included custom painted motor parts, which were offered in limited quantities, new accessories offered in connection with the redesigned Softail family, and strong chrome accessory sales.

    General Merchandise sales for 1999, which include clothing and collectibles, of $132.7 million were up $18.2 million, or 15.9%, compared to 1998. General Merchandise sales have been positively impacted by a significant number of independent dealer upgrades and relocations during 1999.

Gross Profit

    In 1999, gross profit was $145.0 million, or 21.0%, higher than gross profit in 1998. The increase in gross profit is primarily related to the increase in net sales. The gross profit margin was 34.1% in 1999 compared to 33.5% in 1998. The increase in gross profit margin resulted from a combination of items, including a higher percentage of shipments to domestic customers, a higher average revenue per unit related to a modest price increase and the absence of facilities start up costs incurred in the prior year. These items were partially offset by the negative impact of additional costs related to the extensive model year 2000 product launch and a higher proportion of lower margin Sportster motorcycle sales in 1999.

Operating Expenses
(Dollars in Millions)

	1999	1998	Increase (Decrease)	%Change
Motorcycles and Related Products	$438.1	$366.2	$71.9	19.6%
Corporate	9.4	11.0	(1.6)	(14.6)

Total operating expenses	$447.5	$377.2	$70.3	18.6%

    Total operating expenses for 1999 increased $70.3 million, or 18.6%, over 1998 and were 18.2% and 18.3% of net sales in 1999 and 1998, respectively. Operating expenses in 1999 were higher than the same period a year ago primarily in the areas of sales, marketing and product development. Operating expenses in 1999 also included a $7.6 million charge related to a recall of Buell motorcycles.

Operating Income from Financial Services

    The Financial Services segment reported operating income of $27.7 million for 1999, an increase of $7.5 million, or 37% over 1998 levels. This increase was due to growth in all business lines during 1999. The growth was particularly strong in retail installment lending where HDFS experienced increases in both market share and profitability. During 1999, HDFS financed 22% of new Harley-Davidson® motorcycles retailed in the U.S., up from 21% in 1998. Additionally, increased volumes and outstandings in the wholesale lending business and commission revenue growth from the insurance agency business contributed to increased operating income in 1999.

Other

    Other expense for 1999 was $1.9 million higher than in 1998. Included in 1998 other expense is a $1.8 million one-time benefit related to a rebate of harbor maintenance fees. The levy of these fees was found unconstitutional by the U.S. Supreme Court and related to fees collected over the previous five years. Other non-operating expense items, including foreign currency exchange losses, remained consistent from 1998 to 1999.

Interest Income

    1999 interest income was higher than in the prior year primarily due to higher levels of cash available for short-term investing when compared to 1998.

Consolidated Income Taxes

    The Company's effective tax rate was 36.5% in 1999 and 1998.

Other Matters

Accounting Changes

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and for Hedging Activities," which in its amended form is effective for fiscal years beginning after June 15, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. The Company anticipates it will continue to use derivatives to reduce the impact of fluctuations in exchange rates and interest rates. The Company intends for the derivatives to qualify as cash flow hedges in accordance with SFAS 133. The Company also intends that the net gain or loss on the derivative instruments designated and qualifying as cash flow hedges will be reported in comprehensive income. The adoption of SFAS 133 will not have a material impact on the Company's statement of income.

Environmental Matters

    The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues. The Company has reached a settlement agreement with the U.S. Navy regarding groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and currently estimates that it will incur approximately $5.4 million of net additional costs related to the remediation effort.(1) The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 9 years, ending in 2009. See Note 7 of the notes to condensed consolidated financial statements.

    Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

    The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 2001 will approximate $1.8 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

Liquidity and Capital Resources

    The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

    The Company generated $565.5 million of cash from operating activities during 2000 compared to $431.6 million in 1999. The largest component of cash from operating activities is net income adjusted for non-cash items, including the gain on sale of the credit card business, depreciation, tax benefit of stock options and credit losses. This was approximately $507.9 million in 2000 compared to $414.4 million in 1999.

    Changes in other current assets and liabilities increased operating cash flows by approximately $49.6 million and $12.5 million in 2000 and 1999, respectively. Changes in working capital during 2000 and 1999 consisted of the following (in millions):

	Twelve months ended
Working capital item	2000	1999
Accounts receivable, net	$8.1	$11.7
Inventories	(18.6)	(13.0)
Prepaid expenses	(3.3)	(3.5)
Accounts payable and accrued expenses	63.4	17.3

Total	$49.6	$12.5

    The increase in accounts payable and accrued expenses in 2000 is due primarily to higher accounts payable resulting from the increase in production and higher fourth quarter capital expenditures, combined with higher accrued income taxes (related to the timing of tax payments).

    Capital expenditures amounted to $203.6 million and $165.8 million during 2000 and 1999, respectively. The Company has continued to focus its capital expenditures on capacity expansion at its new and previously existing facilities, but has also focused on other areas such as product development, systems development and continuing operations. The Company estimates that capital expenditures required in 2001 will be in the range of $200 to $250 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2001 with internally generated funds and short-term financing.(1)

    The Company (excluding HDFS) currently has nominal levels of long-term debt and has available lines of credit of approximately $45.0 million, of which approximately $36.9 million remained available at year-end.

    HDFS is financed by operating cash flow, asset-backed securitizations and the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. During 2000, HDFS securitized and sold with limited recourse approximately $724 million of retail installment loans. Approximately $347 million of commercial paper was outstanding at December 31, 2000. Subject to limitations discussed below, HDFS may issue up to $700 million of short-term commercial paper with maturities up to 270 days.

    HDFS has a $350 million revolving term loan due in 2005 and a $350 million 364-day revolving credit facility due September 2001 with approximately $68 million outstanding at December 31, 2000. The Company expects the $350 million credit facility expiring in September 2001 will be renewed and believes that suitable alternatives exist(1). The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund business operations. Commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined $700 million credit facilities. Accordingly, at December 31, 2001, HDFS has $285 million of availability under the commercial paper program. In addition, HDFS also has $30 million of senior subordinated notes expiring in 2007, outstanding at December 31, 2000.

    During 2000, HDFS entered into a $50 million uncommitted credit facility at market rates of interest. HDFS did not borrow under this facility in 2000.

    In connection with various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at December 31, 2000. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

    At December 31, 2000, unused lines of credit extended to the HDFS' wholesale finance customers totaled $373 million.

    The Company expects future activities of HDFS will be financed from internally generated funds, advances or loans from the Company, revolving credit facilities, and continuation of its subordinated debt, redeemable preferred stock, commercial paper and securitization programs.

    The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 3,256,200 and 4,856,000 shares of its common stock during 2000 and 1999, respectively, under this authorization.

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

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries and Japan, as a result of the sales of its products in foreign markets. Forward foreign exchange contracts are used to hedge against the earnings effects of such fluctuations. At December 31, 2000 and 1999, these contracts represented a combined U.S. dollar equivalent of approximately $117.5 million and $4.0 million, respectively, and have maturities of less than one year. A uniform 10% strengthening in the value of the dollar relative to the currencies underlying these contracts would have resulted in a decrease in the fair market value of the contracts of approximately $18.5 million and $1 million at December 31, 2000 and 1999, respectively. As noted above, the Company's policy prohibits the trading of financial instruments for profit. It is important to note that the loss indicated above would be offset by gains on receivables originating from the firm commitments for the sale of products to foreign customers. In addition, the Company's foreign currency exposure to the Japanese yen is somewhat mitigated by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.(1)

    HDFS' earnings are affected by changes in short-term interest rates as a result of its securitization transactions, its borrowings under a bank credit facility and the issuance of commercial paper. HDFS utilizes interest rate swap and treasury rate lock agreements to reduce the impact of fluctuations in interest rates. The differential paid or received under the agreements is recognized as an adjustment to interest expense or securitization income, as applicable. At December 31, 2000, HDFS had no interest rate swap or treasury rate lock agreements outstanding. Based on 1999 year-end balances, it was estimated that a 1% increase in short-term interest rates would not have had a material impact on interest expense or income before taxes.(1) This analysis does not take into effect other changes that might occur in the economic environment as a whole due to such changes in short-term interest rates.

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

Item 8. Consolidated financial statements and supplementary data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and
Shareholders
Harley-Davidson, Inc.

    We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 17, 2001

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2000, 1999 and 1998
(In thousands, except per share amounts)

	2000	1999	1998
Net sales	$2,906,365	$2,452,939	$2,063,956
Cost of goods sold	1,915,547	1,617,253	1,373,286

Gross profit	990,818	835,686	690,670
Operating income from financial services	37,178	27,685	20,211
Selling, administrative and engineering	(513,024)	(447,512)	(377,265)

Income from operations	514,972	415,859	333,616
Gain on sale of credit card business	18,915	—	—
Interest income, net	17,583	8,014	3,828
Other, net	(2,914)	(3,080)	(1,215)

Income before provision for income taxes	548,556	420,793	336,229
Provision for income taxes	200,843	153,592	122,729

Net income	$347,713	$267,201	$213,500

Basic earnings per common share	$1.15	$.88	$.70

Diluted earnings per common share	$1.13	$.86	$.69

Cash dividends per common share	$.10	$.09	$.08

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(In thousands, except share amounts)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$419,736	$183,415
Accounts receivable, net	98,311	101,708
Current portion of finance receivables, net	530,859	440,951
Inventories	191,931	168,616
Deferred income taxes	28,280	29,434
Prepaid expenses	28,147	24,870

Total current assets	1,297,264	948,994
Finance receivables, net	234,091	354,888
Property, plant, and equipment, net	754,115	681,741
Goodwill, net	54,331	55,408
Other assets	96,603	71,046

	$2,436,404	$2,112,077

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169,844	$137,660
Accrued and other liabilities	238,390	199,331
Current portion of finance debt	89,509	181,163

Total current liabilities	497,743	518,154
Finance debt	355,000	280,000
Other long-term liabilities	81,707	65,093
Postretirement health care benefits	80,666	75,719
Deferred income taxes	15,633	12,031
Commitments and contingencies (Note 7)
Shareholders' equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 321,185,567 and 318,586,144 shares issued in 2000 and 1999, respectively	3,210	3,184
Additional paid-in capital	285,390	234,948
Retained earnings	1,431,017	1,113,376
Accumulated other comprehensive income (loss)	308	(2,067)

	1,719,925	1,349,441
Less:
Treasury stock (19,114,822 and 15,863,518 shares in 2000 and 1999, respectively), at cost	(313,994)	(187,992)
Unearned compensation	(276)	(369)

Total shareholders' equity	1,405,655	1,161,080

	$2,436,404	$2,112,077

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 1999 and 1998
(In thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income	$347,713	$267,201	$213,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,348	113,822	87,422
Gain on sale of credit card business	(18,915)	—	—
Tax benefit of stock options	35,876	15,504	12,663
Provision for credit losses	9,919	17,919	10,338
Deferred income taxes	1,363	11,393	1,190
Long-term employee benefits	4,631	(8,480)	5,302
Other	1,945	1,781	3,180
Net changes in current assets and current liabilities	49,609	12,502	(2,870)

Total adjustments	217,776	164,441	117,225

Net cash provided by operating activities	565,489	431,642	330,725
Cash flows from investing activities:
Net capital expenditures	(203,611)	(165,786)	(182,770)
Finance receivables acquired or originated	(3,556,195)	(3,321,382)	(2,722,768)
Finance receivables collected	2,727,746	2,616,857	2,105,684
Finance receivables sold	723,928	574,997	469,653
Net proceeds from sale of credit card business	170,146	—	—
Purchase of Italian distributor	(18,777)	—	—
Other, net	(14,269)	(4,308)	(9,952)

Net cash used in investing activities	(171,032)	(299,622)	(340,153)
Cash flows from financing activities:
Net decrease in notes payable	—	—	(773)
Net (decrease) increase in finance debt	(16,654)	34,421	56,104
Dividends paid	(30,072)	(26,996)	(24,153)
Purchase of common stock for treasury	(126,002)	(130,284)	(15,175)
Issuance of common stock under employee stock plans	14,592	9,084	11,133

Net cash (used in) provided by financing activities	(158,136)	(113,775)	27,136

Net increase in cash and cash equivalents	236,321	18,245	17,708
Cash and cash equivalents:
At beginning of year	183,415	165,170	147,462

At end of year	$419,736	$183,415	$165,170

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998
(In thousands, except share amounts)

	Common Stock
			Additional paid-in capital	Retained earnings	Other comprehensive income(loss)	Treasury Balance	Unearned compensation
	Issued Shares	Balance						Total
Balance December 31, 1997	314,482,882	$3,144	$185,608	$683,824	$(2,835)	$(41,959)	$(1,114)	$826,668
Comprehensive income:
Net income	—	—	—	213,500	—	—	—	213,500
Other comprehensive income—
Foreign currency translation adjustment, net of taxes of ($2,278)	—	—	—	—	3,963	—	—	3,963

Comprehensive income								217,463
Dividends	—	—	—	(24,153)	—	—	—	(24,153)
Repurchase of common stock	—	—	—	—	—	(15,175)	—	(15,175)
Acquisition of Buell Motorcycle Company	—	—	996	—	—	1	—	997
Amortization of unearned compensation	—	—	—	—	—	—	315	315
Exercise of stock options	2,328,286	24	11,109	—	—	—	—	11,133
Tax benefit of stock options	—	—	12,663	—	—	—	—	12,663

Balance December 31, 1998	316,811,168	$3,168	$210,376	$873,171	$1,128	$(57,133)	$(799)	$1,029,911
Comprehensive income:
Net income	—	—	—	267,201	—	—	—	267,201
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of $355	—	—	—	—	(618)	—	—	(618)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of ($1,562)	—	—	—	—	2,900	—	—	2,900
Minimum pension liability adjustment, net of tax benefit of $3,606		—	—	—	(5,477)	—	—	(5,477)

Comprehensive income								264,006
Dividends	—	—	—	(26,996)	—	—	—	(26,996)
Repurchase of common stock	—	—	—	—	—	(130,284)	—	(130,284)
Cancellation of nonvested stock	—	—	—	—	—	(575)	230	(345)
Amortization of unearned compensation	—	—	—	—	—	—	200	200
Exercise of stock options	1,774,976	16	9,068	—	—	—	—	9,084
Tax benefit of stock options	—	—	15,504	—	—	—	—	15,504

Balance December 31, 1999	318,586,144	$3,184	$234,948	$1,113,376	$(2,067)	$(187,992)	$(369)	$1,161,080
Comprehensive income:
Net income	—	—	—	347,713	—	—	—	347,713
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of $2,412	—	—	—	—	(4,383)	—	—	(4,383)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of ($3,759)	—	—	—	—	6,981	—	—	6,981
Minimum pension liability adjustment, net of tax benefit of $120	—	—	—	—	(223)	—	—	(223)

Comprehensive income								350,088
Dividends	—	—	—	(30,072)	—	—	—	(30,072)
Repurchase of common stock	—	—	—	—	—	(126,002)	—	(126,002)
Amortization of unearned compensation	—	—	—	—	—	—	93	93
Exercise of stock options	2,599,423	26	14,566	—	—	—	—	14,592
Tax benefit of stock options	—	—	35,876	—	—	—	—	35,876

Balance December 31, 2000	321,185,567	$3,210	$285,390	$1,431,017	$308	$(313,994)	$(276)	$1,405,655

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2000

1. Summary of significant accounting policies

    Principles of consolidation and basis of presentation—The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its subsidiaries (the Company), including the accounts of the group of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC) and Harley-Davidson Financial Services, Inc. (HDFS).

    The Company operates in two principal business segments: Motorcycles and Related Products (Motorcycles) and Financial Services. All intercompany accounts and transactions are eliminated, with the exception of certain intersegment transactions occurring between the Motorcycles and Financial Services segments. The uneliminated intersegment transactions that occur between HDMC and HDFS relate to interest and fees on wholesale finance receivables; see further discussion of these items in Note 4.

    Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash and cash equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    Revenue recognition—In accordance with the contract terms between the Company and its independent dealers and independent distributors, revenue is recorded by the Company when products are shipped and title passes to the customer. Provisions for sales incentive programs are recognized as sales reductions at the time of revenue recognition.

    Finance receivables income recognition—Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables. Loan origination payments made to dealers for certain retail installment sales contracts are deferred and amortized over the estimated life of the contract. Fees earned on revolving charge transactions are recognized upon assessment. Insurance commissions are recognized as received and commissions on the sale of third party extended service contracts are recognized when the contract is written.

    Finance receivables credit losses—The provision for credit losses on finance receivables is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover the losses of principal and accrued interest in the existing portfolio. HDFS' wholesale and other large loan charge-off policy is based on a loan-by-loan review. Retail revolving charge receivables are charged off at the earlier of 180 days contractually past due or when otherwise deemed to be uncollectible. Retail installment receivables are generally charged off at 120 days contractually past due. Repossessed inventory is recorded at net realizable value at time of repossession and any deficiency is charged off at that time.

    Receivable Securitizations—The Company sells retail installment loans through securitization transactions retaining interest-only strips, servicing rights, and a cash reserve account, all of which are retained interests in the securitized receivables. Gain on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Retained interests are evaluated periodically for impairment based on fair value. Market quotes are generally not available for retained interests, therefore the Company estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions for credit losses, prepayment speeds and discount rates commensurate with the risks involved.

    Investment in retained securitization interests consists of interest-only strip receivables and reserve account deposits and are included in finance receivables. Interest-only strip receivables represent the present value of the projected future cash flows arising after the investors in the securitization have received the cash flows for which they have contracted, taking into consideration estimated prepayments, defaults, and servicing costs. The receivables are reported at fair value and the unrealized gains and losses on those receivables, is reported net of tax, as a component of other comprehensive income. Unrealized gain as of December 31, 2000 and 1999 was $15.2 million and $4.5 million, or $9.9 million and $2.9 million, net of taxes, respectively.

    Reserve account deposits with trustees represent interest-earning cash deposits required under the terms of the securitization operating agreements. The funds collateralize estimated future cashflows of the securitization pool. The funds are not available for use by the Company until such time as required reserve account balances exceed specified thresholds or the specific securities are liquidated.

    Inventories—Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $49.3 million in 2000 and $40.9 million in 1999 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

    Depreciation—Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

    Product warranty—Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

    Research and development expenses—Research and development expenses were approximately $75.8 million, $70.3 million and $58.7 million for 2000, 1999 and 1998, respectively.

    Internal-Use Software—Costs incurred in connection with developing or obtaining software for internal-use of $13.9 million, $15.2 million and $9.1 million were capitalized during 2000, 1999 and 1998, respectively.

    Goodwill—Goodwill represents the excess of the acquisition cost over the fair value of the net assets purchased. Goodwill is amortized on a straight-line basis over a 15-20 year period.

    Reclassifications—Certain prior year amounts have been reclassified in order to conform to current year presentation.

    Derivative financial instruments—The Company uses forward foreign exchange contracts to mitigate the adverse impact of fluctuations in currency exchange rates. The Company has exposure to exchange rate fluctuations in its foreign cash flows resulting from its firm commitments for the sale of products to foreign customers. Realized and unrealized gains and losses on forward foreign exchange contracts resulting from changes in the spot exchange rate are deferred and recognized at the time the hedged transaction is settled.

    HDFS enters into various interest rate contracts including interest rate swap agreements to reduce the impact of fluctuations in interest rates. The credit risk is the amount of uncollected interest related to these agreements. The differential paid or received under these agreements is recognized as an adjustment to interest expense.

    In connection with the securitization of retail receivables, HDFS enters into various interest rate contracts, including treasury rate lock agreements, to reduce the impact of fluctuations in interest rates.

The credit risk is the amount of uncollected interest related to the agreements. The differential paid or received under the agreement is recognized as an adjustment to securitization income.

    The fair values of interest rate swap agreements, treasury rate lock agreements and forward foreign exchange contracts are discussed in Note 11.

    Accounting for Derivative Instruments and for Hedging Activities—In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which in its amended form is effective for fiscal years beginning after June 15, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. The Company anticipates it will continue to use derivatives to reduce the impact of fluctuations in exchange rates and interest rates. The Company intends for the derivatives to qualify as cash flow hedges in accordance with SFAS 133. The Company also intends that the net gain or loss on the derivative instruments designated and qualifying as cash flow hedges will be reported in comprehensive income. The adoption of SFAS 133 will not have a material impact on the Company's statement of income.

2. Additional balance sheet and cash flows information

    Balance sheet information is as follows (in thousands):

	December 31,
	2000	1999
Accounts receivable:
Domestic	$10,208	$12,455
Foreign	88,103	89,253

	$98,311	$101,708

    Domestic motorcycle sales are generally floor planned by the purchasing dealers. Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or floor planned by the purchasing dealers.

    The allowance for doubtful accounts deducted from accounts receivable was $1.8 million at December 31, 2000 and 1999.

	December 31,
	2000	1999
Inventories:
Components at the lower of FIFO cost or market:
Raw materials and work in process	$73,065	$61,893
Motorcycle finished goods	37,851	29,977
Parts and accessories and general merchandise	99,840	97,422

	210,756	189,292
Excess of FIFO over LIFO cost	18,825	20,676

	$191,931	$168,616

	December 31,
	2000	1999
Property, plant and equipment, at cost:
Land and land improvements	$14,181	$13,828
Buildings and improvements	227,063	216,575
Machinery and equipment	1,000,171	893,129
Construction in progress	183,146	112,618

	1,424,561	1,236,150
Less accumulated depreciation	670,446	554,409

	$754,115	$681,741

	December 31,
	2000	1999
Accrued and other liabilities:
Payroll, performance incentives, and related expenses	$87,743	$77,764
Warranty/recalls	24,301	18,011
Dealer incentive programs	29,022	40,322
Product liability	3,178	4,521
Income taxes	52,180	26,460
Other	41,966	32,253

	$238,390	$199,331

    Supplemental cash flow information is as follows (in thousands):

	2000	1999	1998
Net changes in other current assets and current liabilities:
Accounts receivable	$8,051	$11,709	$(8,606)
Inventories	(18,569)	(13,000)	(33,888)
Prepaid expenses	(3,277)	(3,527)	(3,295)
Accounts payable and accrued liabilities	63,404	17,320	42,919

	$49,609	$12,502	$(2,870)

    Cash paid during the period for interest and income taxes is as follows (in thousands):

Interest	$30,270	$28,803	$23,795

Income taxes	$138,417	$122,535	$89,493

    Interest paid includes the interest payments of HDFS which are included in operating income from financial services. No interest was capitalized in 2000, 1999 or 1998.

3. Businesses acquired or sold

    In October 2000, the Company acquired the net assets of the Harley-Davidson/Buell motorcycle distribution business of Numero Uno, S.r.l. (located near Milan, Italy), the sole distributor of the Company's products in Italy. The new wholly-owned subsidiary distributes the Company's products through a network of independent dealers in Italy. The total purchase price was approximately $20.4 million, of which $18.8 million was paid in 2000 with the remaining amount to be paid in September 2001. The transaction was accounted for under the purchase method and resulted in approximately $16.5 million of goodwill.

    In March 2000, the Company sold its Harley-Davidson® Chrome Visa® Card business, which included approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-off of goodwill, which related to the business sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. Proceeds from the sale have been used to reduce finance debt.

    In 1999, the Company acquired all of the remaining common stock of HDFS from its minority shareholders. The purchase of the minority interest was completed with cash on hand and resulted in an increase in goodwill of approximately $7.5 million.

4. Harley-Davidson Financial Services, Inc.

    HDFS is a wholly-owned subsidiary of the Company engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts (primarily motorcycles). HDFS is responsible for all credit and collection activities for the Motorcycles segment's domestic dealer receivables. Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

    The condensed statements of operations relating to the Financial Services segment for the years ended December 31, were as follows (in thousands):

	2000	1999	1998
Interest income	$71,414	$78,502	$65,203
Securitization and servicing fee income	42,257	36,378	24,380
Other income	26,464	17,861	13,339

Total income	140,135	132,741	102,922
Interest expense	30,354	28,686	24,008
Provision for credit losses	9,919	17,919	10,338
Operating expenses	62,684	58,451	48,365

Total expenses	102,957	105,056	82,711

Operating income from financial services	$37,178	$27,685	$20,211

    Certain transactions between the Motorcycles and Financial Services segments are not eliminated and are reflected in the condensed statements of operations above. Included in interest income is approximately $9.2 million, $6.3 million and $5.3 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2000, 1999, and 1998, respectively. This interest is paid on behalf of HDMC's independent dealers as an incentive to hold inventory during the winter months. Included in other income is approximately $1.8 million, $1.5 million and $1.3 million of fees HDMC paid to HDFS for credit and collection activities on receivables purchased from HDMC during 2000, 1999, and 1998, respectively. The offsetting transactions recorded by HDMC are included in selling, administrative and engineering in the consolidated statement of operations.

    Finance receivables, included in the current and non-current sections of the consolidated balance sheets, originated or purchased by HDFS and owned at December 31, were as follows (in thousands):

	2000	1999
Wholesale	$456,926	$358,052
Retail	218,534	228,433
Retail revolving charge	—	149,818
Investment in retained securitization interests	100,437	73,481

	775,897	809,784
Allowance for credit losses	10,947	13,945

	$764,950	$795,839

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

    Wholesale finance receivables, related primarily to motorcycles and related parts and accessories sales, are contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles, aircraft and watercraft. On December 31, 2000, contractual maturities of finance receivables were as follows (in thousands):

2001	$530,859
2002	47,836
2003	36,591
2004	31,780
2005	30,449
Thereafter	98,382

Total	$775,897

    The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses for the year ended December 31 are as follows (in thousands):

	2000	1999	1998
Balance at beginning of year	$13,945	$9,978	$6,867
Provision for credit losses	9,919	17,919	10,338
Charge-offs	(7,282)	(13,952)	(7,227)
Sale of allowance related to revolving charge receivables	(5,635)	—	—

Balance at end of year	$10,947	$13,945	$9,978

    The allowance for credit losses pertaining to revolving charge receivables sold during 2000 was reversed and included in the calculation of gain on the sale.

    During 2000, 1999 and 1998, the Company sold $724.0 million, $575.0 million and $450.0 million, respectively, of its retail motorcycle installment loans through securitization transactions. The Company retains servicing rights and has limited recourse in the sale transactions. In conjunction with these sales, HDFS has recorded an asset of $100.4 million representing its retained securitization interests. The Company also receives annual servicing fees approximating one percent of the outstanding balance. HDFS serviced with limited recourse $1.1 billion and $.8 billion of retail installment loans as of December 31, 2000 and 1999, respectively.

    The value of the retained interest is subject to credit, prepayment, and interest rate risks on the $1.1 billion of securitized retail installment loans. Key assumptions used in measuring the fair value of the retained interests as of December 31, 2000, which were consistent with those used during the year, were as follows:

Prepayment speed (Single Monthly Mortality)	2.50%
Weighted-average life (in years)	1.93
Expected cumulative net credit loss rate	1.89%
Residual cash flows discount rate	12.00%

    The change in the current fair value of the retained interests, relative to an immediate 10 percent and 20 percent adverse or favorable change in the key assumptions, would not be material to the Company's financial statements.

    As of December 31, 2000, the $1.2 billion of managed motorcycle retail installment loans, of which $1.1 billion are securitized, includes approximately $19.4 million which were 60 days or more past due. Approximately $8.7 million of net credit losses have been recognized on these loans during the year ended December 31, 2000.

    Loans 60 days or more past due are based on end of period total managed motorcycle loans, excluding those loans reclassified as repossessed inventory. Net credit losses are charge-offs net of recoveries and are based on managed motorcycle loans outstanding.

    HDFS' debt as of December 31, consisted of the following (in thousands):

	2000	1999
Commercial paper	$346,703	$373,212
Revolving credit facility	67,806	57,951
Senior subordinated notes	30,000	30,000

Total finance debt	$444,509	$461,163

    HDFS may issue commercial paper of up to $700 million. Maturities may range up to 270 days from the issuance date. Outstanding commercial paper may not exceed the liquidity support provided by the unused portion of the Credit Facilities noted below. The weighted average interest rate on outstanding commercial paper balances was 6.57% and 6.01% at December 31, 2000 and 1999, respectively.

    Prior to December 31, 2000, HDFS entered into agreements with a group of financial institutions providing bank credit facilities (Credit Facilities) of $700 million. The Credit Facilities consist of a $350 million, 364-day revolving loan due September 2001 and a $350 million, five-year revolving loan due September 2005. At December 31, 1999, HDFS had Credit Facilities of $600 million. The primary uses of the Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund foreign business operations. Subject to certain limitations, HDFS has the option to borrow in various currencies. Interest is based on London interbank offered rates (LIBOR) or other short-term rate indices, depending on the type of advance.

    At December 31, 2000, and 1999, HDFS had $30 million of 6.79% Senior Subordinated Notes (Notes) outstanding due in 2007. The Notes provide for semi-annual interest payments, and principal at maturity. HDFS has met various operating and financial covenants and remains in compliance at December 31, 2000.

    During 2000, HDFS entered into a $50 million uncommitted credit facility at market rates of interest. HDFS did not borrow under this facility in 2000.

    Long-term finance debt included on the balance sheet at December 31, 2000 consists of $325 million of commercial paper borrowings and the $30 million senior subordinated notes. The $325 million of commercial paper borrowings has been excluded from current liabilities (under the ability provided by the Credit Facilities) because the Company intends that at least that amount would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date. At December 31, 1999, long-term finance debt consisted of $250 million of commercial paper borrowings and the $30 million senior subordinated notes.

    The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants. Support may be provided either as capital contributions or loans at the Company's option.

5. Notes payable and letters of credit

    As of December 31, 2000 and 1999, the Company had unsecured lines of credit totaling approximately $45.0 million and $41.3 million, respectively, of which approximately $36.9 million and $41.2 million, respectively, remained available.

    At December 31, 2000 and 1999, the Company had outstanding letters of credit of $5.2 million and $7.5 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

6. Income taxes

    Provision for income taxes consists of the following (in thousands):

	2000	1999	1998
Current:
Federal	$171,405	$117,612	$99,567
State	19,345	15,890	13,325
Foreign	8,730	8,697	8,647

	199,480	142,199	121,539
Deferred:
Federal	1,088	9,899	979
State	329	1,788	282
Foreign	(54)	(294)	(71)

	1,363	11,393	1,190

Total	$200,843	$153,592	$122,729

    The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items:

	2000	1999	1998
Provision at statutory rate	35.0%	35.0%	35.0%
Goodwill write-off/amortization	1.1	.3	.3
Foreign income taxes	0.4	.6	.8
Foreign tax credits	(0.4)	(.6)	(.8)
State taxes, net of federal benefit	1.7	2.8	2.9
Foreign sales corporation	(0.7)	(.9)	(.7)
Other	(0.5)	(.7)	(1.0)

Provision for income taxes	36.6%	36.5%	36.5%

    Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company's deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2000	1999
Deferred tax assets:
Accruals not yet tax deductible	$41,493	$37,470
Pension and postretirement health care benefit obligation	35,402	32,298
Other, net	2,387	120

	79,282	69,888
Deferred tax liabilities:
Depreciation, tax in excess of book	(36,141)	(31,567)
Pension obligation	(7,005)	(10,460)
Other, net	(23,489)	(10,458)

	(66,635)	(52,485)

Net deferred tax asset	$12,647	$17,403

7. Commitments and contingencies

    The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy, the Company estimates that it will incur approximately $5.4 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of approximately 9 years, ending in 2009.

    Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20 million. Based on the environmental studies performed as part of the sale of the Transportation Vehicles segment, the Company does not expect to incur any material expenditures under this indemnification.

    The Company self-insures its product liability losses in the United States up to $2.5 million per occurrence. Catastrophic coverage is maintained for occurrences in excess of $2.5 million up to $100 million ($25 million before June 1998). Outside the United States, the Company is insured for product liability losses up to $100 million ($25 million before June 1998) per occurrence and in the aggregate. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

8. Employee benefit plans and other postretirement benefits

    The Company has several noncontributory defined benefit pension plans covering substantially all employees of the Motorcycles segment. Benefits are based primarily on years of service and, for certain plans, levels of compensation. The Company also has unfunded supplemental executive retirement plan (SERP) agreements with certain executive officers which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.

	Pension and SERP Benefits		Postretirement Health Care Benefits
	2000	1999	2000	1999
	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$291,185	$253,620	$70,597	$60,942
Service cost	15,554	12,215	3,480	2,921
Interest cost	23,054	19,763	5,516	4,774
Plan amendments	36,287	—	12,550	—
Actuarial losses	6,855	19,682	7,510	5,086
Plan participant's contributions	4,218	3,875	—	—
Benefits paid	(9,619)	(17,970)	(3,587)	(3,126)

Benefit obligation, September 30	367,534	291,185	96,066	70,597
Change in plan assets:
Fair value of plan assets, beginning of year	264,160	187,205	—	—
Actual return on plan assets	101,280	51,095	—	—
Company contributions	12,802	39,955	3,587	3,126
Plan participant contributions	4,218	3,875	—	—
Benefits paid	(9,619)	(17,970)	(3,587)	(3,126)

Fair value of plan assets, September 30	372,841	264,160	—	—
Funded status of the plans:
Benefit obligation (under) over plan assets	(5,307)	27,025	96,066	70,597
Unrecognized transition asset	—	131	—	—
Unrecognized prior service (cost)benefit	(55,670)	(22,051)	(11,138)	1,650
Unrecognized net gain (loss)	49,295	(21,889)	(3,313)	4,291
Minimum pension liability:
Intangible asset	23,715	2,992	—	—
Accumulated other comprehensive income	9,672	9,083	—	—

(Prepaid) accrued benefit cost, September 30	21,705	(4,709)	81,615	76,538
Fourth quarter contributions	—	—	(949)	(819)

(Prepaid) accrued benefit cost, December 31	$21,705	$(4,709)	$80,666	$75,719

Amounts recognized in the Statement of Financial Position, December 31:
Accrued benefit liability	$36,816	$17,423	$80,666	$75,719
Prepaid benefit cost	(15,111)	(22,132)	—	—

Net amount recognized	$21,705	$(4,709)	$80,666	$75,719

    The fair value of pension plan assets was $331,160 thousand at December 31, 2000. The variation in the fair value of pension plan assets from September 30, 2000, to December 31, 2000, is primarily the result of changes in the market value of the underlying investments.

    Amounts applicable to the Company's pension and SERP plan(s) with accumulated benefit obligations in excess of plan assets (in thousands):

	2000	1999
Projected benefit obligation	$148,923	$21,266
Accumulated benefit obligation	$133,287	$15,166
Fair value of plan assets	$104,177	$112

    Components of net periodic benefit costs (in thousands):

	Pension and SERP Benefits			Postretirement Health Care Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$15,554	$12,215	$9,954	$3,480	$2,921	$2,438
Interest cost	23,054	19,763	17,449	5,516	4,774	4,261
Expected return on plan assets	(25,102)	(19,457)	(16,864)	—	—	—
Amortization of unrecognized:
Net transition asset	(131)	(336)	(349)	—	—	—
Prior service cost	2,668	2,668	2,664	(238)	(238)	(238)
Net (gain) loss	1,862	4,563	421	(94)	(362)	(624)

Net periodic benefit cost	$17,905	$19,416	$13,275	$8,664	$7,095	$5,837

Weighted-average assumptions as of September 30:
Discount rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Expected return on plan assets	10.5%	10.3%	10.3%	n/a	n/a	n/a
Rate of compensation increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

    Included in the pension plan assets are 1,273,592 shares of the Company's common stock at December 31, 2000 and 1999. The market value of these shares at December 31, 2000 and 1999 was $50.6 million and $40.8 million, respectively. Dividends paid on shares of the Company's stock were approximately $127,000 and $111,000 during 2000 and 1999, respectively.

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

    The weighted average health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation of the health care plans was 6.0% in 2000, which is the trend rate going forward. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percent Increase	1-Percent Decrease
Total of service and interest cost components in 2000	$1,551	$1,337
Postretirement benefit obligation as of September 30, 2000	$10,085	$9,447

    The Company has various defined contribution benefit plans which in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company accrued $3.3 million, $3.2 million and $2.9 million for matching contributions during 2000, 1999 and 1998, respectively.

9. Capital stock

    On February 17, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock effective for shareholders of record on March 22, 2000, and payable on April 7, 2000 (Stock Split). The Company has 800 million authorized shares of $.01 par value common stock. All share and per share data included in this report have been adjusted to reflect the Stock Split.

    The Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 3,256,200 and 4,856,000 shares of its common stock during 2000 and 1999, respectively, under this authorization.

    In addition, the Board of Directors has also separately authorized the Company to repurchase up to 16 million shares of the Company's outstanding common stock. To date, the Company has repurchased 6,600,000 shares of its common stock, and as a result, the Company has 9,400,000 shares available to repurchase under this authorization.

    The Company has designated .5 million of the 2.0 million authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 10,000 votes per share (subject to adjustment) and other rights such that the value of a one ten-thousandth interest in a share of Preferred Stock should approximate the value of one share of common stock.

    The Preferred Stock is reserved for issuance in connection with the Company's outstanding Preferred Stock purchase rights (Rights). On February 17, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date. Under certain conditions, each Right entitles the holder to purchase one ten-thousandth of a share of Preferred Stock at an exercise price of $175, subject to adjustment. The Rights are only exercisable if a person or group has (i) acquired 15% or more of the outstanding common stock or (ii) has announced an intention to acquire 25% or more of the outstanding common stock (either (i) or (ii), a "Triggering Event"). If there is a 15% acquiring party, then each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

    In addition, prior to the acquisition of 50% or more of the outstanding common stock by an acquiring party, the Board of Directors of the Company may exchange the Rights (other than the Rights of an acquiring party which have become void), in whole or in part, at an exchange ratio of one share of common stock or one ten-thousandth of a share of Preferred Stock (or a share of the Company's preferred stock having equivalent rights, privileges, and preferences) per Right, subject to adjustment. The Rights expire upon the close of business on August 20, 2010, subject to extension.

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

    Information with respect to the nonvested shares of stock outstanding, and the market value of those shares on the date of grant, is as follows:

	2000	1999	1998
Outstanding at beginning of year at $6.74 to $8.77 per share	240,000	305,600	305,600
Nonvested shares cancelled at $8.77 per share	—	(65,600)	—
Nonvested shares vested at $6.74 per share	(80,000)	—	—

Total shares outstanding at end of year at $6.74 to $8.77 per share	160,000	240,000	305,600

    Income (expense) recognized in 2000, 1999 and 1998 in connection with this nonvested stock plan was $(.1) million, $.1 million and $(.3) million, respectively.

    The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four year period with the first 25 percent becoming exercisable one year after the date of grant. The options expire ten years from the date of grant. The number of shares of common stock available for future grants under such plans were 6.8 million and 8.2 million at December 31, 2000 and 1999, respectively.

    The following table summarizes the transactions of the Stock Option Plan for the three-year period ended December 31, 2000:

	2000		1999		1998
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Options outstanding at beginning of year	11,516,560	$10.62	12,107,606	$7.93	12,484,802	$6.12
Options granted	1,495,740	33.67	1,507,140	25.82	2,060,122	14.63
Options exercised	(2,599,423)	5.54	(1,774,976)	4.80	(2,328,286)	4.02
Options cancelled	87,722)	22.66	(323,210)	13.02	(109,032)	10.59

Options outstanding at end of year	10,325,155	15.12	11,516,560	10.62	12,107,606	7.93

Weighted-average fair value of options granted during the year	$13.72		$10.23		$5.64

Number of options exercisable at end of year	6,524,006	$9.53	7,557,454	$7.03	7,047,260	$5.43

(1)
Represents a weighted-average exercise price.

    Options outstanding at December 31, 2000:

Price range	Weighted-Average Contractual life	Options	Weighted-Average Exercise Price
$2.56 to $10	3.8 years	4,157,992	$6.85
$10.01 to $20	6.7 years	3,234,075	$12.58
$20.01 to $30	8.1 years	1,479,480	$25.73
$30.01 to $40	9.1 years	1,443,008	$33.59
$40.01 to $50	9.6 years	10,600	$44.28

		10,325,155

    As is permitted under Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," the Company elected to continue to account for employee stock compensation (e.g., nonvested stock and stock options) in accordance with APB Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the total compensation expense recognized is equal to the difference between the award's exercise price and the underlying stock's market price at the measurement date. SFAS 123 calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all employee awards.

    For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

	2000	1999	1998
Pro forma net income	$338,457	$260,459	$207,857
Pro forma earnings per share
Basic	$1.12	$.85	$.68
Diluted	$1.10	$.84	$.67

    In determining the effect of SFAS 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of approximately 7%, 6% and 6%, respectively; dividend yield of .3%, .3% and .5%, respectively; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of two years from the vesting date. Forfeitures are recognized as they occur. These pro forma calculations only include the effects of grants made in 1995 and thereafter.

10. Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share In thousands, except per share amounts):

	Year Ended December 31,
	2000	1999	1998
Numerator
Net income used in computing basic and diluted earnings per share	$347,713	$267,201	$213,500
Denominator
Denominator for basic earrings per share—Weighted-average common shares	302,691	304,748	304,454
Effect of dilutive securities—employee Stock options and nonvested stock	4,779	4,966	4,952

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	307,470	309,714	309,406

Basic earnings per share	$1.15	$.88	$.70

Diluted earnings per share	$1.13	$.86	$.69

11. Fair value of financial instruments

    The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, finance receivables, debt, interest rate swaps, treasury rate locks and forward foreign exchange contracts. The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.

    None of the Company's debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

    The Company enters into forward foreign currency exchange contracts to hedge against sales transactions denominated in European currencies and Japanese yen. At December 31, 2000, the Company had forward foreign exchange contracts that required it to convert these foreign currencies, at a variety of rates, into U.S. dollars. These contracts represented a combined U.S. dollar equivalent commitment of approximately $117.5 million and $4.0 million at December 31, 2000 and 1999, respectively. All current contracts have maturities of less than one year. Unrealized gains and losses on these forward foreign exchange contracts, which were not material at December 31, 2000 or 1999, are deferred and recognized at the time the hedged transaction is settled.

    HDFS has utilized interest rate swap and treasury rate lock agreements to reduce the impact of fluctuations in interest rates. At December 31, 2000, HDFS had no interest rate swaps or treasury rate locks outstanding. At December 31, 1999, HDFS had approximately $28 million of interest rate swaps outstanding. The fair value of the swaps at December 31, 1999, if HDFS would have terminated the agreements, would not have been material.

12. Business segments and foreign operations

  (a)
  Business segments

    The Company operates in two business segments: Motorcycles and Related Products and Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

    The Motorcycles and Related Products (Motorcycles) segment consists primarily of the Company's wholly-owned subsidiary, H-D Michigan, Inc., its wholly-owned subsidiaries doing business as Harley-Davidson Motor Company and Buell Motorcycle Company. The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and sport motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986. The Company holds a smaller market share in the European market, which is a larger market than the United States, and in the Japanese market, which is a smaller market than the United States.

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

    Information by industry segment is set forth below (in thousands):

	2000	1999	1998
Net sales:
Motorcycles and Related Products	$2,906,365	$2,452,939	$2,063,956
Financial Services(1)	n/a	n/a	n/a

	$2,906,365	$2,452,939	$2,063,956

Income from operations:
Motorcycles and Related Products	$487,485	$397,601	$324,448
Financial Services(1)	37,178	27,685	20,211
General corporate expenses	(9,691)	(9,427)	(11,043)

	$514,972	$415,859	$333,616

    Information by industry segment is set forth below (in thousands):

	Motorcycles And Related Products	Financial Services	Corporate	Consolidated
2000
Identifiable assets	$1,158,813	$856,961	$420,630	$2,436,404
Depreciation and amortization	127,085	6,012	251	133,348
Net capital expenditures	199,306	4,177	128	203,611
1999
Identifiable assets	$1,058,934	$868,711	$184,432	$2,112,077
Depreciation and amortization	107,737	5,813	272	113,822
Net capital expenditures	162,071	3,565	150	165,786
1998
Identifiable assets	$1,010,640	$743,585	$165,984	$1,920,209
Depreciation and amortization	80,663	6,488	271	87,422
Net capital expenditures	178,444	4,202	124	182,770

(1)
The results of operations for the financial services subsidiary are included as operating income from financial services in the statements of operations. See Note 4.

(b)
Geographic information

    Included in the consolidated financial statements are the following amounts relating to geographic locations (in thousands):

	2000	1999	1998
Revenues(1):
United States	$2,320,991	$1,915,631	$1,566,559
Canada	93,352	80,271	73,908
Germany	92,534	88,814	84,436
Japan	148,684	135,589	102,245
Other foreign countries	250,804	232,634	236,808

	$2,906,365	$2,452,939	$2,063,956

Long-lived assets(2):
United States	$856,746	$775,764	$722,854
Other foreign countries	27,844	8,948	6,676

	$884,590	$784,712	$729,530

(1)
Revenues are attributed to geographic regions based on location of customer.

(2)
Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131 such as deferred income taxes and financial instruments, including finance receivables.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2000	1999	2000	1999	2000	1999	2000	1999
Net sales	$681.1	$558.6	$755.0	$608.7	$714.1	$623.2	$756.2	$662.5
Gross profit	231.3	189.1	257.1	213.0	239.6	204.7	262.8	228.9
Net income	80.2	59.0	90.6	68.6	83.0	65.4	93.9	74.2
Earnings per common share:
Basic	$.26	$.19	$.30	$.22	$.27	$.21	$.31	$.25
Diluted	$.26	$.19	$.29	$.22	$.27	$.21	$.31	$.24

PART III

Item 10. Directors and executive officers of the registrant

    The information included or to be included in the Company's definitive proxy statement for the 2001 annual meeting of shareholders, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 2000 (the Proxy Statement), under the captions "1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

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

Item 13. Certain relationships and related transactions

    The information included or to be included in the Proxy Statement under the caption "Certain Transactions" is incorporated by reference herein.

Item 14. Exhibits, financial statement schedules, and reports on Form 8-K

(a)	1.	Financial statements—The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.
	2.
		Financial statement schedules—The financial statement schedule listed in the -accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.
	3.	Exhibits—The exhibits listed on the accompanying List of Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
[Item 14(a) 1 and 2]

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIST OF EXHIBITS
[Items 14(a)(3) and 14(c)]

Exhibit No.	Description
3.1	Restated Articles of Incorporation
3.2	By-Laws
4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000
4.2	Form of Rights Agent Agreement between the Registrant and Computershares Investor Services, LLC
10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein
10.2*	1988 Stock Option Plan as amended through August 20, 1997
10.3*	1990 Stock Option Plan as amended through December 9, 1998
10.4*	1995 Stock Option Plan as amended through December 8, 1999
10.5*	1998 Director Stock Plan
10.6*	Form of Transition Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Wilke, Ziemer and Ms. Lione and Ms. Zarcone.
10.7*	Deferred Compensation Plan
10.8*	Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin, Wilke and Ziemer and Ms. Lione
10.9*	Harley-Davidson, Inc. Corporate Short Term Incentive Plan
10.10*	Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin
10.11*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Wilke and Ziemer and Ms. Lione
10.12*	Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Mssrs. Bleustein, Ziemer and McCaslin.
10.13*	Harley-Davidson Pension Benefit Restoration Plan
10.14*	Description of post-retirement life insurance equivalent
10.15*	1998 Stock Option Plan
10.16*	Employment Agreement between the Registrant and Ms. Zarcone
10.17*	2001 Stock Option Plan
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors

*
Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Schedule II

HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2000, 1999 and 1998
(In thousands)

Classification	Balance at beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
Accounts receivable—
Allowance for doubtful accounts:
2000	$1,796	$454	$(471)	$1,779

1999	$1,866	$16	$(86)	$1,796

1998	$1,548	$481	$(163)	$1,866

Finance receivables—
Allowance for doubtful accounts(2):
2000	$13,945	$9,919	$(12,917)	$10,947

1999	$9,978	$17,919	$(13,952)	$13,945

1998	$6,867	$10,338	$(7,227)	$9,978

Inventories—
Allowance for obsolescence and loss(3):
2000	$10,668	$3,378	$(4,258)	$9,788

1999	$8,301	$4,887	$(2,520)	$10,668

1998	$3,758	$5,190	$(647)	$8,301

(1)
Deductions represents amounts written off to the reserve, net of recoveries.

(2)
The finance receivables allowance for doubtful accounts includes a $5.6 million deduction, in 2000, related to the sale of the Harley-Davidson® Chrome Visa® Card business.

(3)
Stated in last-in, first-out (LIFO) cost.

SIGNATURES

    Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

HARLEY-DAVIDSON, INC.
By:	/s/ JEFFREY L. BLEUSTEIN Jeffrey L. Bleustein Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Name	Title

/s/ JEFFREY L. BLEUSTEIN Jeffrey L. Bleustein	Chairman, Chief Executive Officer and Director (Principal executive officer)
/s/ JAMES L. ZIEMER James L. Ziemer	Vice-President and Chief Financial Officer (Principal financial officer)
/s/ JAMES M. BROSTOWITZ James M. Brostowitz	Vice-President/Controller and Treasurer (Principal accounting officer)
/s/ BARRY K. ALLEN Barry K. Allen	Director
/s/ RICHARD I. BEATTIE Richard I. Beattie	Director
/s/ RICHARD J. HERMON-TAYLOR Richard J. Hermon-Taylor	Director
/s/ DONALD A. JAMES Donald A. James	Director
/s/ RICHARD G. LEFAUVE Richard G. LeFauve	Director
/s/ SARA L. LEVINSON Sara L. Levinson	Director
/s/ JAMES A. NORLING James A. Norling	Director
/s/ RICHARD F. TEERLINK Richard F. Teerlink	Director

INDEX TO EXHIBITS
[Items 14(a)(3) and 14(c)]

Exhibit No	Description
3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-9183))
4.1
Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))
4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC
10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-5871))
10.2*
Harley-Davidson, Inc. 1988 Stock Option Plan as amended through August 20, 1997 (incorporated herein by reference to Exhibit 10.2 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9183))
10.3*	Harley-Davidson, Inc. 1990 Stock Option Plan as amended through December 9, 1998
10.4*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through December 8, 1999
10.5*	Harley-Davidson, Inc. 1998 Director Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-8 (File No. 333-51741))
10.6*
Form of Transition Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Wilke and Ziemer and Ms. Lione and Ms. Zarcone (incorporated herein by reference to Exhibit 10.7 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))
10.7*	Deferred Compensation Plan
10.8*
Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin, Wilke and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))
10.9*
Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9183))
10.10*
Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))
10.11*
Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, Hevey, McCaslin, Wilke and Ziemer and Ms. Lione (incorporated herein by reference to Exhibit 10.12 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.12*
Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))
10.13*
Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))
10.14*
Description of post-retirement life insurance equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))
10.15*	1998 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-8 (File No. 333-75347))
10.16*
Employment Agreement between the Registrant and Ms. Zarcone (incorporated herein by reference to Exhibit 10.15 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))
10.17*	2001 Stock Option Plan
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors

*
Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

QuickLinks

PART I
  Item 1. Business Summary
  Item 2. Properties
  Item 3. Legal proceedings
  Item 4. Submission of matters to a vote of security holders
PART II
  Item 5. Market for Harley-Davidson, Inc. common stock and related shareholder matters
  Item 6. Selected financial data
  Item 7. Management's discussion and analysis of financial condition and results of operations
  Item 7a. Quantitative and qualitative disclosures about market risk
  Item 8. Consolidated financial statements and supplementary data
PART III
  Item 10. Directors and executive officers of the registrant
  Item 11. Executive compensation
  Item 12. Security ownership of certain beneficial owners and management
  Item 13. Certain relationships and related transactions
  Item 14. Exhibits, financial statement schedules, and reports on Form 8-K