Form 10-Q
period 2001-03-25
HARLEY DAVIDSON INC
filed 2001-05-09
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 25, 2001
        or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to ______________


                          Commission File Number 1-9183


                              Harley-Davidson, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                              39-1382325
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin                      53208
---------------------------------------------                  -------------
(Address of principal executive offices)                         (Zip Code)

                                 (414) 342-4680
                   -------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 4, 2001: 302,419,514 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                      For the Quarter Ended March 25, 2001




                                                                            Page
Part I.  Financial Information                                              ----

     Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income                 3

                  Condensed Consolidated Balance Sheets                       4

                  Condensed Consolidated Statements of Cash Flows             5

                  Notes to Condensed Consolidated Financial Statements      6-9


     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-15


     Item 3. Quantitative and Qualitative Disclosures about Market Risk      16


Note regarding forward looking statements                                    16


Part II.  Other Information


     Item 1. Legal Proceedings                                               17

     Item 6. Exhibits and Reports on Form 8-K                                17

     Signatures                                                              18

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three months ended
                                                       March 25,    March 26,
                                                         2001         2000
                                                         ----         ----

Net sales                                               $767,277     $681,113
Cost of goods sold                                       504,160      449,808
                                                         -------      -------
Gross profit                                             263,117      231,305
Operating income from financial services                   4,979        3,332
Operating expenses                                      (130,363)    (121,670)
                                                         -------      -------
Income from operations                                   137,733      112,967
Interest income, net                                       4,799        2,872
Gain on sale of credit card business                           -       18,915
Other expense, net                                          (920)        (325)
                                                       ---------    ---------
Income before provision for income taxes                 141,612      134,429
Provision for income taxes                                49,564       54,202
                                                        --------     --------
Net income                                              $ 92,048     $ 80,227
                                                        ========     ========

Earnings per common shares:
    Basic                                                   $.30         $.26
                                                            ====         ====
    Diluted                                                 $.30         $.26
                                                            ====         ====
Weighted-average common shares outstanding:
    Basic                                                301,922      302,898
                                                         =======      =======
    Diluted                                              306,063      307,712
                                                         =======      =======

Cash dividends per share                                   $.025        $.023
                                                           =====        =====



                             See accompanying notes.

                                     Harley-Davidson, Inc.
                             Condensed Consolidated Balance Sheets
                                         (In thousands)

                                                (Unaudited)                         (Unaudited)
                                                 March 25,         Dec. 31,          March 26,
                                                   2001              2000              2000
                                                   ----              ----              ----
ASSETS
------
Current assets:
  Cash and cash equivalents                     $  399,339        $  419,736        $  208,996
  Accounts receivable, net                         162,618            98,311           151,544
  Finance receivables, net                         613,607           530,859           471,780
  Inventories (Note 2)                             187,982           191,931           168,560
  Other current assets                              56,888            56,427            49,703
                                                ----------        ----------        ----------
Total current assets                             1,420,434         1,297,264         1,050,583

Finance receivables, net                           451,873           234,091           371,386
Property, plant and equipment, net                 746,959           754,115           672,980
Goodwill                                            52,280            54,331            39,501
Other assets                                        96,206            96,603            67,867
                                                ----------        ----------        ----------
                                                $2,767,752        $2,436,404        $2,202,317
                                                ==========        ==========        ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------
Current liabilities:
  Accounts payable                              $  189,911        $  169,844        $  171,702
  Accrued expenses and other                       252,971           238,390           226,774
  Current portion of finance debt                  293,553            89,509           123,815
                                                ----------        ----------        ----------
Total current liabilities                          736,435           497,743           522,291

Finance debt                                       355,000           355,000           280,000
Other long-term liabilities                         99,564            97,340            80,740
Postretirement health care benefits                 83,122            80,666            76,900

Contingencies (Note 6)

Total shareholders' equity                       1,493,631         1,405,655         1,242,386
                                                ----------        ----------        ----------
                                                $2,767,752        $2,436,404        $2,202,317
                                                ==========        ==========        ==========

                             See accompanying notes.


                                        Harley-Davidson, Inc.
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)
                                           (In thousands)

                                                                             Three Months Ended
                                                                          March 25,        March 26,
                                                                            2001             2000
                                                                            ----             ----

Cash flows from operating activities:
   Net income                                                             $ 92,048         $ 80,227
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          35,624           32,345
     Gain on sale of credit card business                                        -          (18,915)
     Tax benefit of stock options                                            2,543           12,309
     Provision for credit losses                                             3,865            5,278
     Long-term employee benefits                                             4,159            4,662
     Other, net                                                                807            2,071
     Net changes in current assets and current liabilities                 (25,036)          16,306
                                                                          --------         --------
Net cash provided by operating activities                                  114,010          134,283

Cash flows from investing activities:
   Purchase of property and equipment                                      (27,566)         (22,590)
   Finance receivables acquired or originated                             (953,660)        (881,337)
   Finance receivables collected/sold                                      652,191          694,463
   Net proceeds from sale of credit card business                                -          170,146
   Other, net                                                               (3,646)          (1,422)
                                                                          --------         --------
Net cash used in investing activities                                     (332,681)         (40,740)

Cash flows from financing activities:
   Net increase (decrease) in finance debt                                 204,044          (57,348)
   Dividends paid                                                           (7,701)          (6,959)
   Purchase of common stock for treasury                                         -           (8,870)
   Issuance of common stock under employee stock plans                       1,931            5,215
                                                                          --------         --------
Net cash provided by (used in) financing activities                        198,274          (67,962)

Net (decrease) increase in cash and cash equivalents                       (20,397)          25,581

Cash and cash equivalents:
   At beginning of period                                                  419,736          183,415
                                                                          --------         --------
   At end of period                                                       $399,339         $208,996
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

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of March 25, 2001 and March 26, 2000, and the results of operations for the three-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Inventories
--------------------

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                         March 25,     Dec. 31,    March 26,
                                                           2001         2000         2000
                                                           ----         ----         ----

Components at the lower of FIFO cost or market:
   Raw material & work-in-process                        $ 67,574     $ 73,065     $ 64,818
   Finished goods                                          41,930       37,851       32,752
   Parts and accessories and general merchandise           97,553       99,840       91,916
                                                         --------     --------     --------
                                                          207,057      210,756      189,486
   Excess of FIFO over LIFO                                19,075       18,825       20,926
                                                         --------     --------     --------
                                                         $187,982     $191,931     $168,560
                                                         ========     ========     ========

Note 3 - Business Segments
--------------------------

The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services which consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc (HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):
                                                          Three months ended
                                                        March 25,    March 26,
                                                          2001         2000
                                                          ----         ----
     Net sales:
       Motorcycles and Related Products                  $767,277     $681,113
       Financial Services                                     n/a          n/a
                                                         --------     --------
                                                         $767,277     $681,113
     Income from operations:
       Motorcycles and Related Products                  $135,556     $112,640
       Financial Services                                   4,979        3,332
       General corporate expenses                          (2,802)      (3,005)
                                                         --------     --------
                                                         $137,733     $112,967

Note 4 - Earnings Per Share
---------------------------

The following table sets forth the computation for basic and diluted earnings per common share (in thousands, except per share amounts).

                                                                       Three months ended
                                                                     March 25,    March 26,
                                                                       2001         2000
                                                                       ----         ----
     Numerator
     ---------
     Net income used in computing basic
       and diluted earnings per common share                          $ 92,048     $ 80,227
                                                                      ========     ========
     Denominator
     -----------
     Denominator for basic earnings per common share-
       Weighted-average common shares                                  301,922      302,898
     Effect of dilutive securities - employee
       Stock options and nonvested stock                                 4,141        4,814
                                                                      --------     --------
     Denominator for diluted earnings per common share -
       Adjusted weighted-average common shares outstanding             306,063      307,712
                                                                      ========     ========

     Basic earnings per common share                                      $.30         $.26
                                                                          ====         ====
     Diluted earnings per common share                                    $.30         $.26
                                                                          ====         ====

Note 5 - Comprehensive Income
-----------------------------

Total comprehensive income amounted to approximately $91.2 million and $79.6 million for the three month periods ended March 25, 2001 and March 26, 2000, respectively. Total Comprehensive income is comprised of net income, foreign currency translation adjustments, the change in net unrealized gains on investment in retained securitization interests and the change in the fair market value of derivative instruments designated as hedges of forecasted cash flows.

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

Note 7 - Sale of Credit Card Business
-------------------------------------

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

Note 8 - Accounting for Derivative Instruments and Hedging Activities
---------------------------------------------------------------------

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities." The statement requires the Company to recognize all derivatives on the balance sheet at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the designated foreign currency transaction affects earnings. Any ineffective portion of the gain or loss would be reported in earnings immediately.

The Company utilizes foreign exchange contracts to manage the risk associated with forecasted sales in currencies other than the functional currency of the reporting entity. These contracts are designated as cash flow hedges and typically have maturities of less than one year. These hedges have been highly effective and have resulted in offsetting changes in the fair value of the contracts and the corresponding foreign currency transactions.

The adoption of SFAS 133 on January 1, 2001 resulted in an immaterial cumulative transition adjustment to other comprehensive income and no cumulative transition adjustment to net income. Amounts recorded as of and for the three month period ended March 25, 2001 were not material.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------
         Results of Operations for the Three Months Ended March 25, 2001
         ---------------------------------------------------------------
                Compared to the Three Months Ended March 26, 2000
                -------------------------------------------------

For the quarter ended March 25, 2001, consolidated net sales totaled $767.3 million, an $86.2 million or 12.7% increase over the same period last year. Net income and diluted earnings per share for the first quarter of 2001 were $92.0 million and $.30 on 306.1 million weighted-average shares outstanding versus $80.2 million and $.26 on 307.7 million weighted-average shares outstanding in the first quarter of 2000, increases of 14.7% and 15.4%, respectively. Net income in the first quarter of last year includes a one-time after tax gain of $6.9 million, which resulted from the sale of the Harley-Davidson(R) Chrome Visa(R) Card business. Excluding the one-time gain from prior year results, 2001 first quarter net income and diluted earnings per share increased 25.5% and 26.2%, respectively, over the first quarter of 2000.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three Month Periods Ended
                        March 25, 2001 and March 26, 2000
================================================================================
                                                              Increase
                                             2001      2000  (decrease)  %Change
================================================================================
                            Motorcycle Unit Shipments
================================================================================
Harley-Davidson(R)motorcycle units          54,154    49,057     5,097   10.4%
--------------------------------------------------------------------------------
Buell(R)motorcycle units                     2,447     2,338       109    4.7
--------------------------------------------------------------------------------
  Total motorcycle units                    56,601    51,395     5,206   10.1
================================================================================
                             Net Sales (in millions)
================================================================================
  Harley-Davidson motorcycles               $604.6    $535.3     $69.3   13.0%
--------------------------------------------------------------------------------
  Buell motorcycles                           15.2      16.8      (1.6)  (9.5)
--------------------------------------------------------------------------------
  Total motorcycles                          619.8     552.1      67.7   12.1
--------------------------------------------------------------------------------
  Motorcycle Parts and Accessories           108.2      94.9      13.3   14.1
--------------------------------------------------------------------------------
  General Merchandise                         39.2      33.5       5.7   16.9
--------------------------------------------------------------------------------
  Other                                         .1        .6       (.5) (88.2)
--------------------------------------------------------------------------------
  Total Motorcycles and Related Products    $767.3    $681.1     $86.2   12.7%
================================================================================

The 2001 first quarter increase in net sales of $86.2 million, or 12.7%, was driven primarily by the 10.4% increase in Harley-Davidson motorcycle unit shipments. During the first quarter of 2001, the Company increased its Harley-Davidson motorcycle unit shipments and production to approximately 54,000 units, over 5,000 units higher than the same period last year. Based on the production and shipment levels achieved in the first quarter, the Company has increased its 2001 annual production target to 229,000 Harley-Davidson units.(1)

First quarter Buell motorcycle revenue was down $1.6 million compared to the same period last year on 109 additional unit shipments. The average revenue per unit for the first quarter of 2001 was down from the same period last year as a result of a shift in the mix of units sold to the new lower priced Buell Blast(TM). The Blast was introduced during the first quarter 2000 as a smaller motorcycle targeted at new motorcycle riders. During the first quarter of 2001, 34.9% of Buell units shipped were Blast models compared to 21.0% during the first quarter of 2000. The Company has set a 2001 Buell motorcycle production target of 10,000 units. (1)

Parts and Accessories (P&A) sales of $108.2 million for the first quarter of 2001 were up $13.3 million, or 14.1%, compared to the first quarter of 2000. The increase in P&A sales was driven by strong motorcycle shipments and was led by higher sales for performance parts, custom paint, controls and electrical parts. The Company expects that long-term growth rate for P&A will be slightly higher than the growth rate for Harley-Davidson motorcycle units. (1)

General Merchandise sales, which include clothing and collectibles, of $39.2 million for the first quarter of 2001 were up $5.7 million, or 16.9%, compared to the first quarter of 2000. The Company expects that long-term growth rate for General Merchandise will be slightly lower than the growth rate for Harley-Davidson motorcycle units. (1)

The Company's ability to reach the 2001 annual targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products, (iv) avoid unexpected supplier delays, (v) sell all of the motorcycles it has the capacity to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, and (viii) successfully adjust to foreign currency exchange rate fluctuations. In addition, the Company could experience delays in the operation of manufacturing facilities, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit
Gross profit in the first quarter of 2001 of $263.1 million was $31.8 million, or 13.8%, higher than gross profit in the same quarter last year. The increase in gross profit is primarily related to the increase in net sales. The gross margin was 34.3% in the first quarter of 2001 compared to 34.0% in the first quarter of 2000. The increase in gross margin in the first quarter of 2001 was driven by a higher average revenue per unit which resulted primarily from the model year price increase and incremental revenue from newly offered features, such as fuel injected Softail(R) models and motorcycle security systems.

                               Operating Expenses
                        For the Three Month Periods Ended
                        March 25, 2001 and March 26, 2000
                              (Dollars in Millions)
================================================================================
                                                              Increase
                                             2001     2000   (Decrease)  %Change
--------------------------------------------------------------------------------
Motorcycles and Related Products            $127.6    $118.7      $8.9    7.5%
--------------------------------------------------------------------------------
Corporate                                      2.8       3.0       (.2)  (6.8)
================================================================================
Total operating expenses                    $130.4    $121.7      $8.7    7.1%
================================================================================

For the first quarter of 2001 total operating expenses increased $8.7 million, or 7.1%, compared to the first quarter of 2000 and were 17.0% and 17.9% of net sales in the respective first quarters of 2001 and 2000. Operating expense consists of selling, administrative and engineering expense, which increased $.9 million, $3.5 million and $4.3 million, respectively, over the first quarter of 2000.

                    Operating income from financial services
For the three months ended March 25, 2001, HDFS reported operating income of $5.0 million, an increase of $1.7 million, or 51.5%, over the same period in 2000. The increase in operating income was driven by strong overall performance in HDFS' wholesale, retail and insurance lines. The increase in the retail business was led by the strong acceptance of HDFS' new consumer financing rates through which HDFS is able to offer more attractive interest rates to borrowers with stronger credit ratings. HDFS also benefited from the recent decline in interest rates which increased the spread on its contracts originated over the last quarter.

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

                                 Interest income
Interest income in the first quarter of 2001 was higher than in the same period last year primarily due to higher levels of cash available for short-term investing.

                            Consolidated income taxes
The Company's effective income tax rate was 35.0% and 40.3% during the first quarters of 2001 and 2000, respectively. The Company's effective income tax rate decreased in the first quarter of 2001 to 35.0%. The Company expects that this will continue to be the rate through the remainder of 2001 (1). The Company's effective tax rate was approximately 35.5% during the last three quarters of 2000. During the first quarter of 2000, the effective tax rate increased to 40.3% as a result of the $15 million non-deductible write-off of goodwill, recorded in connection with the sale of the Harley-Davidson(R) Chrome Visa(R) Card business.

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

Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material to the Company's earnings or capital expenditures.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment which has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 2001 will approximate $1.8 million. The Company does not expect that these expenditures related to environmental matters will have a material effect on its future operating results or cash flows.(1)

                         Liquidity and Capital Resources
                         -------------------------------

The Company's main source of liquidity is cash from operating activities, which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $114.0 million of cash from operating activities during the first quarter of 2001 compared to $134.3 million in the first quarter of 2001. The largest component of cash from operating activities is net income adjusted for non-cash items, including depreciation, credit losses, and the gain on sale of credit card business. This was approximately $131.5 million in 2001 compared to $98.9 million in 2000.

Also included in cash from operating activities is the impact of changes in other current assets and liabilities. Changes in these balances (decreased) increased operating cash flows by approximately $(25.0) million and $16.3 million during the first quarters of 2001 and 2000, respectively. First quarter changes in working capital during 2001 and 2000 consisted of the following (in millions):

                                                       Three months ended
                                                   Mar. 25,          Mar. 26,
                                                     2001              2000
                                                     ----              ----
    Working capital item
    Accounts receivable, net                        $(64.3)           $(49.8)
    Inventories                                        3.9                 -
    Other current assets                                .7               4.6
    Accounts payable and accrued expenses             34.7              61.5
                                                    ------             -----
    Total                                           $(25.0)            $16.3
                                                    ======             =====


The 2001 first quarter change in accounts receivable of $64.3 million was driven primarily by the first quarter 2001 increase in European unit shipments over fourth quarter 2000, which increased 85% from the fourth quarter to the first quarter. Accounts receivable collection terms for sales in Europe are generally much longer than those for domestic sales. As a result, the quarterly increase in European shipments had a direct impact on quarter-ending accounts receivable balances.

Accounts payable and accrued expenses increased $34.7 million in the first quarter of 2001 compared to $61.5 million in the first quarter of 2000. The increases relate primarily to increased volumes and higher accrued income taxes during the first quarter of 2001.

Capital expenditures were $27.6 million and $22.6 million during the first quarters of 2001 and 2000, respectively. The Company has continued to focus capital expenditures on capacity expansion at its existing facilities but has also focused on other areas such as product development, systems development and continuing operations. The Company estimates that capital expenditures required in 2001 will be in the range of $200-$250 million.(1) The Company anticipates it will have the ability to fund all capital expenditures with internally generated funds and short-term financing.(1) The Company is currently in the process of confirming its next strategic plan. Capacity planning continues to be an area of focus in this plan. Accordingly, capital expenditures related to manufacturing capacity may be increased in both the near and long-term.

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Approximately $549.2 million of commercial paper was outstanding at March 25, 2001. Subject to limitations discussed below, HDFS may issue up to $700 million of short-term commercial paper with maturities up to 270 days.

HDFS has a $350 million revolving credit facility due in 2005 and a $350 million 364-day revolving credit facility due September 2001 with approximately $69.4 million outstanding at March 25, 2001. The Company expects the $350 million credit facility expiring in September 2001 will be renewed and believes that suitable alternatives exist. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS' business operations. Under the terms of the credit facilities commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined $700 million credit facilities. Accordingly, at March 25, 2001, HDFS had aggregate remaining availability under these existing facilities of $81.4 million.

HDFS has a $50 million uncommitted credit facility at market rates of interest. HDFS did not borrow under the facility during the three months ended March 25, 2001.

In connection with its various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at March 25, 2001. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

The Company expects future activities of HDFS will be financed from internally generated funds, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, commercial paper and securitization programs and capital contributions from the Company.

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first quarter of 2000, the Company repurchased 261,200 shares of its common stock under the latter authorization. There were no shares repurchased during the first quarter of 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 annual report on Form 10-K.

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

See footnote 6 to the accompanying condensed consolidated financial statements for additional information on the above mentioned proceedings.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         (a)  Exhibits
         -------------
         None

         (b)  Reports on Form 8-K
         ------------------------
         None

                           Part II - Other Information


                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARLEY-DAVIDSON, INC.





     Date:   May 9, 2001                /s/  James L. Ziemer
           -----------------            ----------------------------------
                                        James L.  Ziemer
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)


             May 9, 2001                /s/  James M. Brostowitz
           -----------------            ----------------------------------
                                        James M. Brostowitz
                                        Vice President, Controller and
                                        Treasurer (Principal Accounting Officer)