Form 10-Q
period 2001-09-23
HARLEY DAVIDSON INC
filed 2001-11-06
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 23, 2001
        or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ___________________


Commission File Number 1-9183


                              Harley-Davidson, Inc.
                            -------------------------
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

Common Stock Outstanding as of October 31, 2001: 302,733,194 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                    For the Quarter Ended September 23, 2001




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

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                      Harley-Davidson, Inc.
                             Condensed Consolidated Statements of Income
                                             (Unaudited)
                              (In thousands, except per share amounts)

                                                     Three months ended         Nine months ended
                                                     ------------------         -----------------
                                                    Sep. 23,     Sep. 24,    Sep. 23,      Sep. 24,
                                                      2001         2000        2001          2000
                                                      ----         ----        ----          ----

Net sales                                           $850,792    $714,119    $2,469,013    $2,150,205
Cost of goods sold                                   548,485     474,505     1,608,636     1,422,140
                                                     -------     -------     ---------     ---------
Gross profit                                         302,307     239,614       860,377       728,065
Operating income from financial services              16,238       9,609        44,303        24,223
Operating expenses                                  (149,339)   (125,194)     (424,631)     (379,041)
                                                     -------     -------      --------      --------
Income from operations                               169,206     124,029       480,049       373,247
Interest income, net                                   4,499       5,323        14,092        11,619
Other, net                                            (1,825)       (612)       (2,762)       18,167
                                                    --------   ---------     ---------      --------
Income before provision for income taxes             171,880     128,740       491,379       403,033
Provision for income taxes                            60,159      45,702       171,983       149,181
                                                    --------    --------     ---------    ----------
Net income                                          $111,721    $ 83,038     $ 319,396    $  253,852
                                                    ========    ========     =========    ==========

Earnings per common share:
  Basic                                                 $.37        $.27         $1.06         $.84
                                                        ====        ====         =====         ====
  Diluted                                               $.36        $.27         $1.04         $.82
                                                        ====        ====         =====         ====

Weighted-average common shares outstanding:
  Basic                                              303,108     302,674      302,567        302,969
  Diluted                                            306,818     307,612      306,500        307,809

Cash dividends per share                               $.030       $.025        $.085          $.073
                                                       =====       =====        =====          =====




                                        See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                     Sep. 23,        Dec. 31,       Sep. 24,
                                                       2001            2000           2000
                                                       ----            ----           ----
                                                    -Unaudited-                   -Unaudited-
ASSETS
Current assets:
   Cash and cash equivalents                        $  561,775      $  419,736     $  410,785
   Accounts receivable, net                            149,962          98,311        125,965
   Finance receivables, net                            565,203         530,859        467,896
   Inventories (Note 2)                                185,663         191,931        178,920
   Other current assets                                 58,591          56,427         56,414
                                                    ----------      ----------     ----------
Total current assets                                 1,521,194       1,297,264      1,239,980

Finance receivables, net                               442,388         234,091        287,363
Property, plant and equipment, net                     808,288         754,115        688,597
Goodwill  (Note 8)                                      50,948          54,331         38,167
Other assets                                            96,231          96,603         62,017
                                                  ------------     -----------   ------------
                                                    $2,919,049      $2,436,404     $2,316,124
                                                    ==========      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $  232,330      $  169,844     $  179,269
   Accrued and other liabilities                       339,036         238,390        240,026
   Current portion of finance debt                     148,855          89,509        104,451
                                                       -------         -------        -------
Total current liabilities                              720,221         497,743        523,746

Finance debt                                           355,000         355,000        280,000
Other long-term liabilities                            106,464          97,340         81,002
Postretirement health care benefits                     87,586          80,666         79,410

Contingencies (Note 6)

Total shareholders' equity                           1,649,778       1,405,655      1,351,966
                                                    ----------      ----------     ----------
                                                    $2,919,049      $2,436,404     $2,316,124
                                                    ==========      ==========     ==========




                                     See accompanying notes.

                                           Harley-Davidson, Inc.
                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)
                                               (In thousands)

                                                                          Nine Months Ended
                                                                       Sep. 23,        Sep.24,
                                                                         2001           2000
                                                                         ----           ----

Cash flows from operating activities:
  Net income                                                           $319,396         $253,852
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       112,737           98,598
    Gain on sale of credit card business                                      -          (18,915)
    Tax benefit of stock options                                         30,080           20,026
    Provision for credit losses                                          14,616            6,850
    Long-term employee benefits                                          13,886            9,900
    Other, net                                                            2,119            3,272
    Net changes in current assets and current liabilities               113,375           45,633
                                                                        -------         --------
Net cash provided by operating activities                               606,209          419,216

Cash flows from investing activities:
  Purchase of property and equipment                                   (165,418)        (103,864)
  Finance receivables acquired or originated                         (3,295,018)      (2,693,390)
  Finance receivables collected/sold                                  3,047,578        2,596,826
  Net proceeds from sale of credit card business                              -          170,146
  Other, net                                                             (1,912)          (7,414)
                                                                      ----------        --------
Net cash used in investing activities                                  (414,770)         (37,696)

Cash flows from financing activities:
  Net increase (decrease) in finance debt                                59,346          (76,712)
  Dividends paid                                                        (26,188)         (22,354)
  Purchase of common stock for treasury                                (102,520)         (64,367)
  Issuance of common stock under employee stock plans                    19,962            9,283
                                                                        -------        ---------
Net cash used in financing activities                                   (49,400)        (154,150)

Net increase in cash and cash equivalents                               142,039          227,370

Cash and cash equivalents:
  At beginning of period                                                419,736          183,415
                                                                       --------         --------
  At end of period                                                     $561,775         $410,785
                                                                       ========         ========


                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the Company) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 23, 2001 and September 24, 2000, and the results of operations for the three- and nine-month periods then ended. Certain prior year amounts have been reclassified to conform to current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Inventories
--------------------

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                 Sep. 23,    Dec. 31,   Sep. 24,
                                                   2001       2000       2000
                                                   ----       ----       ----
Components at the lower of cost, first-in,
 first-out (FIFO), or market:
     Raw material & work-in-process               $74,210    $ 73,065   $ 77,702
     Finished goods                                46,086      37,851     36,180
     Parts & accessories and general
      merchandise                                  84,942      99,840     86,464
                                                 --------    --------   --------
                                                  205,238     210,756    200,346
Excess of FIFO over LIFO                           19,575      18,825     21,426
                                                 --------    --------   --------
Inventories as reflected in the
 accompanying condensed consolidated
 balance sheets                                  $185,663    $191,931   $178,920
                                                 ========    ========   ========

Note 3 - Business Segments
--------------------------

The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services, which consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc (HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                     Three months ended            Nine months ended
                                                     ------------------            -----------------
                                                     Sep. 23,       Sep. 24,     Sep. 23,        Sep. 24,
                                                      2001            2000         2001           2000
                                                      ----            ----         ----           ----
        Net sales:
        Motorcycles and Related Products             $850,792       $714,119    $2,469,013    $2,150,205
        Financial Services                                n/a            n/a           n/a           n/a
                                                     --------       --------    ----------    ----------
                                                     $850,792       $714,119    $2,469,013    $2,150,205
                                                     ========       ========    ==========    ==========
        Income from operations:
        Motorcycles and Related Products             $155,331       $116,438      $444,885      $356,306
        Financial Services                             16,238          9,609        44,303        24,223
        General corporate expenses                     (2,363)        (2,018)       (9,139)       (7,282)
                                                     --------       --------    ----------    ----------
                                                     $169,206       $124,029      $480,049      $373,247
                                                     ========       ========    ==========    ==========

Note 4 - Earnings Per Share
---------------------------

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                     Three months ended            Nine months ended
                                                     ------------------            -----------------
                                                     Sep. 23,       Sep. 24,      Sep. 23,      Sep 24,
                                                      2001            2000         2001           2000
                                                      ----            ----         ----           ----
Numerator
---------
Net income used in computing
 basic and diluted earnings per share                $111,721        $83,038     $319,396      $253,852
                                                     ========        =======     ========      ========

Denominator
Denominator for basic earnings per share -
 weighted-average common shares                       303,108        302,674      302,567       302,969
Effect of dilutive securities - employee stock
 options and nonvested stock                            3,710          4,938        3,933         4,840
                                                      --------       --------     --------      -------
Denominator for diluted earnings per share-
 adjusted weighted-average shares                     306,818        307,612      306,500       307,809
                                                      =======        =======      =======       =======

Basic earnings per share                                $.37           $.27         $1.06          $.84
                                                        ====           ====         =====          ====

Diluted earnings per share                              $.36           $.27         $1.04          $.82
                                                        ====           ====         =====          ====


Note 5 - Comprehensive Income
-----------------------------

Total comprehensive income was approximately $115.8 million and $79.3 million for the three-month periods ended September 23, 2001 and September 24, 2000, respectively. Total Comprehensive income is comprised of net income, foreign currency translation adjustments, the change in net unrealized gains on investment in retained securitization interests and the change in the fair market value of derivative instruments designated as hedges of forecasted cash flows. Total comprehensive income for the nine month periods ended September 23, 2001 and September 24, 2000 was $322.7 million and $248.2 million, respectively

Note 6 - Contingencies
----------------------

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it is working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In March 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust will administer the payment of the future response costs at the Facility as covered by the Agreement. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's settlement agreement with the Navy, the Company estimates that it will incur approximately $5.0 million of net additional response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of additional response costs is based on reports of environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of several years, ending in 2009.

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

Note 8- Recent Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets, which will be effective for the Company January 1, 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company expects that the application of the nonamortization provisions will have a positive effect on net income of approximately $2.5 million on an annual basis, starting in 2002. The Company will perform the first of the required impairment tests on Goodwill balances during 2002, but does not expect these tests will result in any adjustments material to the earnings and financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations for the Three Months Ended September 23, 2001
             Compared to the Three Months Ended September 24, 2000
             -----------------------------------------------------

For the quarter ended September 23, 2001, consolidated net sales totaled $850.8 million, a $136.7 million or 19.1% increase over the same period last year. Net income and diluted earnings per share for the third quarter of 2001 were $111.7 million and $.36, respectively, on 306.8 million weighted average shares outstanding versus $83.0 million and $.27, respectively, on 307.6 million weighted average shares outstanding in 2000, increases of 34.5% and 34.9%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three-Month Periods Ended
                    September 23, 2001 and September 24, 2000
===================================== ========== ========= ========= =========
                                                           Increase
                                        2001       2000    (Decrease) %Change
===================================== ========== ========= ========= =========
                          Motorcycle Unit Shipments
===================================== ========== ========= ========= =========
Harley-Davidson(R)motorcycle units        56,611    48,077     8,534     17.8%
------------------------------------- ---------- --------- --------- ---------
Buell(R)motorcycle units                   2,839     2,631       208      7.9
------------------------------------- ---------- --------- --------- ---------
  Total motorcycle units                 59,450    50,708     8,742     17.2%
===================================== ========== ========= ========= =========
                           Net sales (in millions)
==============================================================================
  Harley-Davidson motorcycles            $638.2    $528.1     $110.1    20.8%
------------------------------------- ---------- --------- --------- ---------
  Buell motorcycles                        18.3      10.4        7.9    74.8
------------------------------------- ---------- --------- --------- ---------
  Total motorcycles                       656.5     538.5      118.0    21.9
------------------------------------- ---------- --------- --------- ---------
  Motorcycle Parts and Accessories        150.2     133.4       16.8    12.6
------------------------------------- ---------- --------- --------- ---------
  General Merchandise                      44.1      41.2        2.9     7.0
------------------------------------- ---------- --------- --------- ---------
  Other                                       -       1.0       (1.0)    -
------------------------------------- ---------- --------- --------- ---------
  Total Motorcycles and Related
   Products                              $850.8    $714.1     $136.7    19.1%
===================================== ========== ========= ========= =========

The 2001 third quarter increase in net sales of $136.7 million, or 19.1%, was driven primarily by the 17.8% increase in Harley-Davidson motorcycle unit shipments. During the third quarter of 2001, the Company increased its Harley-Davidson motorcycle unit shipments to 56,611 units, 8,534 units higher than the same period last year. This increase in unit shipments is primarily the result of the Company's ongoing success with its manufacturing strategy, which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. (1)

Based on the production and shipment levels achieved through the first nine months of 2001, the Company has increased its 2001 annual production target to 232,500 Harley-Davidson units and confirmed its production target of 256,000 units for the year 2002. (1)

Third quarter Buell motorcycle revenue was up $7.9 million compared to the same period last year on 208 additional unit shipments. The average revenue per unit in the third quarter of 2001 was up from the same period last year as a result of the lower percentage of Buell Blast(TM) shipments. Approximately 34% of the third quarter 2001 Buell shipments were of the less expensive Blast models compared to 91% during the third quarter of 2000. The percentage of Blast shipments was increased during the third quarter of last year when the Company diverted V-Twin assembly capacity to the production of Blast models as a result of a temporary interruption in V-Twin production caused by parts availability issues and a voluntary recall.

Parts and Accessories (P&A) sales of $150.2 million were up $16.8 million, or 12.6%, compared to the third quarter of 2000. P&A sales increases were driven by strong motorcycle shipments and especially strong sales in the accessories category. The Company expects that the long-term growth rate for P&A will be slightly higher than the growth rate for Harley-Davidson motorcycle units. (1)

General Merchandise sales, which include clothing and collectibles, of $44.1 million for the third quarter of 2001 were up $2.9 million, or 7.0%, compared to the third quarter of 2000. The Company expects that long-term growth rate for General Merchandise will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

The Company's ability to reach the 2001 and 2002 annual targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected P&A/general merchandise supplier backorders, (v) sell all of the motorcycles it has the capacity to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in political conditions and the regulatory environment for its products, and (viii) successfully adjust to foreign currency exchange rate and interest rate fluctuations. In addition, the Company could experience delays in the operation of manufacturing facilities, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit
Gross profit for the third quarter of 2001 increased $62.7 million, or 26.2%, compared to the third quarter of 2000, primarily due to an increase in overall sales volume. The gross profit margin was 35.5% in the third quarter of 2001 compared to 33.6% in the same period in 2000. The improvement in gross profit margin was driven by several factors including a favorable motorcycle product mix, a higher percentage of U.S. shipments and price increases enacted in 2001.

The third quarter of 2001 showed a more favorable motorcycle mix with a higher percentage of shipments consisting of more profitable custom motorcycles and a slightly lower percentage of Sportster models, when compared to the same quarter last year. In addition approximately 79.7% of the Harley-Davidson unit shipments were made to U.S. dealers compared to 75.3% in the third quarter of 2000. Shipments in the U.S. generally have a higher average revenue per unit than international shipments. Finally, price increases related to the new model year as well as those enacted earlier this year to offset the impact of weaker currencies in Europe, provided for higher average selling prices on units sold in the third quarter of 2001.

                               Operating Expenses
                        For the Three-Month Periods Ended
                     September 23, 2001 and September 24, 2000
==============================================================================

                                        2001      2000    Increase   %Change
------------------------------------------------------------------------------
Motorcycles and Related Products         $147.0    $123.2     $23.8   19.3%
------------------------------------------------------------------------------
Corporate                                   2.4       2.0        .4   20.0
==============================================================================
Total operating expenses                 $149.4    $125.2     $24.2   19.3%
==============================================================================

Total operating expenses increased $24.2 million, or 19.3%, during the third quarter of 2001 compared to the same period in 2000 and were 17.6% and 17.5% of net sales in the respective third quarters of 2001 and 2000. Operating expenses grew in connection with the increase in net sales and the Company's ongoing investment in various initiatives designed to support the Company's future growth objectives.

                    Operating income from financial services
For the three months ended September 23, 2001, HDFS reported operating income of $16.2 million, an increase of $6.6 million over the same period in 2000. The increase in operating income was driven by strong overall performance in HDFS' wholesale, retail, and insurance lines and a favorable interest rate environment marked by decreasing market interest rates. The increase in the retail business was led by continuing strong acceptance of HDFS' consumer financing program offering lower interest rates to borrowers with stronger credit ratings. During the third quarter, HDFS entered into agreements to securitize and sell approximately $400 million of retail installment loans. As of September 23, 2001, approximately $302 million of retail installment loans had been sold under the agreements. The retail installment loans sold were originated primarily between May 2001 and August 2001, a period in which market interest rates were decreasing. As a result of lower market interest rates, HDFS benefited in the third quarter of 2001 from an increasing spread between the retail interest rates charged to consumers and the rate realized on the securitization transaction.

                                 Interest income
Third quarter 2001 interest income was lower than in the prior year due to lower interest rates when compared to the same period in 2000.

                            Consolidated income taxes
The Company's effective income tax rate was 35.0% for the third quarter of 2001, compared with 35.5% for the same period in 2000. The Company's current effective tax rate has decreased as a result of various tax minimization programs that the Company implemented. The Company expects an effective income tax rate of 35.0% during the remainder of 2001.(1)

       Results of Operations for the Nine Months Ended September 23, 2001
              Compared to the Nine Months Ended September 24, 2000
              ----------------------------------------------------

For the nine-month period ended September 23, 2001, the Company recorded net sales of $2.5 billion, a $318.8 million, or 14.8%, increase over the same period last year. Net income and diluted earnings per share were $319.4 million and $1.04, respectively, on 306.5 million weighted average shares outstanding versus $253.9 million and $ .82, respectively, on 307.8 million weighted average shares outstanding in the first nine months of 2000, increases of 25.8% and 26.4%, respectively. First quarter 2000 net income includes a one-time after tax gain of $6.9 million which resulted from the sale of the Harley-Davidson(R) Chrome Visa(R) Card business. Excluding the one-time gain, 2001 year-to-date net income and diluted earnings per share increased 29.3% and 29.9%, respectively, over the same period last year.

                     Motorcycle Unit Shipments and Net Sales
                        For the Nine-Month Periods Ended
                    September 23, 2001 and September 24, 2000
======================================= ========= ========= ========= =========

                                         2001      2000     Increase   %Change
======================================= ========= ========= ========= =========
                          Motorcycle Unit Shipments
===============================================================================
Harley-Davidson(R)motorcycle units        170,926   150,463    20,463      13.6%
--------------------------------------- --------- --------- --------- ---------
Buell(R)motorcycle units                    7,754     8,249      (495)     (6.0)
--------------------------------------- --------- --------- --------- ---------
  Total motorcycle units                 178,680   158,712    19,968      12.6%
======================================= ========= ========= ========= =========
                           Net sales (in millions)
===============================================================================
  Harley-Davidson motorcycles           $1,906.8  $1,640.3    $266.5      16.2%
--------------------------------------- --------- --------- --------- ---------
  Buell motorcycles                         49.2      47.4       1.8       3.7
--------------------------------------- --------- --------- --------- ---------
  Total motorcycles                      1,956.0   1,687.7     268.3      15.9
--------------------------------------- --------- --------- --------- ---------
  Motorcycle Parts and Accessories         396.5     349.4      47.1      13.5
--------------------------------------- --------- --------- --------- ---------
  General Merchandise                      116.4     110.8       5.6       5.1
--------------------------------------- --------- --------- --------- ---------
  Other                                       .1       2.3      (2.2)    (92.9)
--------------------------------------- --------- --------- --------- ---------
  Total Motorcycles and Related
   Products                             $2,469.0  $2,150.2    $318.8      14.8%
======================================= ========= ========= ========= =========

The 14.8% increase in revenue was primarily attributable to the increase in Harley-Davidson motorcycle unit shipments as it appears U.S. demand for the Company's Harley-Davidson motorcycles continued to grow.

The most recent U.S. market information available (through August 2001) indicates that the Company had a U.S. heavyweight (651+cc) market share of 41.7% (Harley-Davidson models only) compared to 42.3% for the same period in 2000. Through August 2001, this same market has grown at a 16.1% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson models only) increased 14.5%. Although, industry information is not yet available for September, Company data shows a 14.9% increase in U.S. retail registrations of its Harley-Davidson motorcycles through the first nine months of 2001. The Company believes the lower retail registration growth rate for its motorcycles, as compared to the growth rate for the U.S. heavyweight market in total, is the result of the Company's ongoing capacity constraints.

Available data relating to the European market (through August 2001) shows the Company with a 6.0% share (Harley-Davidson models only) of the heavyweight (651+cc) market, down from 6.5% for the same period in 2000. Through August 2001, retail registrations for the Company's motorcycles (Harley-Davidson models only) were down 7.4%, while the European heavyweight market in total has increased only slightly at .6%. Although, industry information is not yet available for September, Company data shows European retail registrations of its Harley-Davidson motorcycles are down 4.3% through the first nine months of 2001. The Company believes the softer European economy has caused a weakened heavyweight market. The Company continues to actively work on improving its European distribution network and implementing European- focused marketing programs.

Available data relating to the Japanese market (through August 2001) showed the Company with a 20.5% share (Harley-Davidson models only) of the heavyweight (651+cc) market, up from 18.2% for the same period in 2000. The Japanese market has declined at a rate of 2.9% through August 2001, while retail registrations for the Company's motorcycles (Harley-Davidson models only) increased 9.7%. Although, industry information is not yet available for September, Company data indicates Japanese retail registrations of its Harley-Davidson motorcycles have increased 7.5% through the end of September 2001. (Current market data for Australia, which is normally reported in combination with Japan, is not available.)

Parts and Accessories (P&A) sales of $396.5 million were up $47.1 million, or 13.5% for 2001, compared to the same period of 2000. General Merchandise sales of $116.4 million were up $5.6 million, or 5.1%, compared to the first three quarters of 2000.

                                  Gross Profit
Gross profit for the first nine months of 2001 totaled $860.4 million, an increase of $132.3 million, or 18.2%, over the same period in 2000. The gross profit margin was 34.8% in the first nine months of 2001, up from 33.9% for the first nine months of 2000. The increase in gross profit margin resulted from several factors including a favorable motorcycle product mix, a higher percentage of U.S. shipments and price increases enacted in 2001.

                               Operating Expenses
                        For the Nine-Month Periods Ended
                    September 23, 2001 and September 24, 2000
                              (Dollars in Millions)
==============================================================================

                                        2001      2000    Increase   %Change
------------------------------------------------------------------------------
Motorcycles and Related Products         $415.5    $371.8     $43.7     11.8%
------------------------------------------------------------------------------
Corporate                                   9.1       7.3       1.8     25.5
==============================================================================
Total operating expenses                 $424.6    $379.1     $45.5     12.0%
==============================================================================

Total operating expenses of $424.6 million for the first nine months of 2001 increased $45.5 million or 12.0% compared to the first nine months of 2000. Operating expenses as a percent of net sales were 17.2% and 17.6% for the first three quarters of 2001 and 2000, respectively. Operating expense consists of selling, administrative and engineering expense.

                    Operating income from financial services
For the nine months ended September 23, 2001, HDFS reported operating income of $44.3 million, an increase of $20.1 million over the same period in 2000. The increase in operating income was driven by strong overall performance in HDFS' wholesale, retail, and insurance lines and a favorable interest rate environment marked by steadily decreasing market interest rates. The increase in the retail business was led by continuing strong acceptance of HDFS' consumer financing program offering lower interest rates to borrowers with stronger credit ratings.

                      Gain on sale of credit card business
In the first quarter of 2000, the Company sold its Harley-Davidson(R) Chrome Visa(R) Card portfolio, which consisted of approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-down of goodwill, which related to the portfolio sold. Net of taxes, the transaction resulted in a net gain of approximately $6.9 million. The majority of the proceeds from the sale have been used to reduce finance debt.

                                 Interest income
Interest income was $2.5 million higher than in the prior year primarily due to higher levels of cash available for short-term investing, but was largely offset by generally lower rates of interest in the second and third quarters of 2001 compared to the same periods in 2000.

                            Consolidated income taxes
The Company's effective income tax rate was 35.0% and 37.0% for the first nine months of 2001 and 2000, respectively. The higher tax rate for the first nine months of 2000 was due primarily to the $15 million non-deductible write-off of goodwill recorded in connection with the first quarter sale of the Harley-Davidson(R) Chrome Visa(R) Card business. In addition, the
Company's current effective tax rate has decreased as a result of various tax minimization programs.

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

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures for equipment used to limit hazardous substances/pollutants during 2001 will approximate $1.8 million. The Company does not expect that the expenditures related to environmental matters will have a material effect on its future operating results or cash flows.(1)

            Liquidity and Capital Resources as of September 23, 2001
            --------------------------------------------------------

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $606.2 million of cash from operating activities during the first nine months of 2001 compared to $419.2 million in 2000. The largest component of cash from operating activities is net income adjusted for non-cash items, including depreciation, tax benefit of stock options, credit losses, and the gain on sale of the credit card business. This was approximately $476.8 million in 2001 compared to $360.4 million in 2000.

Changes in other current assets and liabilities increased/(decreased) operating cash flows by approximately $113.4 million and $45.6 million in the first nine months of 2001 and 2000, respectively. Changes in working capital during the first nine months of 2001 and 2000 consisted of the following (in millions):

                                                      Nine months ended
Working capital item                                  2001          2000
--------------------                                  ----          ----
Accounts receivable, net                             $(51.7)       $(24.3)
Inventories                                             6.3         (10.3)
Other current assets                                   (4.3)         (2.1)
Accounts payable and accrued expenses                 163.1          82.3
                                                      -----        ------
Total                                                $113.4         $45.6
                                                     ======         =====

The change in accounts receivable is due primarily to the timing of sales in Europe. European accounts receivable balances were higher in September 2001 than in December 2000 due to the higher volume of sales which occurred in the summer months of 2001 (third quarter 2001) when compared to the last three months of 2000.

Accounts payable and accrued expenses increased $163.1 million in the first nine months of 2001 compared to an increase of $82.3 million in same period of 2000. The increases relate primarily to higher volumes, higher accrued income taxes in 2001 and the timing of accounts payable disbursements at month end.

Capital expenditures were $165.4 million and $103.9 million during the first nine months of 2001 and 2000, respectively. The Company estimates that capital expenditures in 2001 will be approximately $250 to $270 million.(1) This estimate includes the 2001 cost of the Company's recently announced plans for capacity expansion that will take place at several of the Company's existing facilities. These plans include a 350,000 square foot expansion at the Company's York, Pennsylvania assembly facility, a 60,000 square foot expansion at the Company's Tomahawk, Wisconsin facility and a 140,000 square foot addition to the Company's Product Development Center in Wauwatosa, Wisconsin. The Company anticipates it will have the ability to fund these and all planned capital expenditures with internally generated funds.(1)

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Approximately $416.7 million of commercial paper was outstanding at September 23, 2001. As of September 23, 2001 (subject to limitations discussed below) HDFS could issue up to $700 million of short-term commercial paper with maturities up to 270 days.

HDFS has a $350 million revolving credit facility due in 2005 and as of September 23, 2001 HDFS had a $350 million 364-day revolving credit facility with approximately $57.2 million outstanding. Subsequent to September 23, 2001, the 364-day revolving credit facility was increased $30 million to $380 million and extended to September 2002.

The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS' business operations. Under the terms of the credit facilities, commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined credit facilities. Accordingly, at September 23, 2001, HDFS' credit facilities of $700 million provided for aggregate remaining availability of $226.1 million. Subsequent to September 23, 2001, the combined credit facilities supporting the commercial paper program were increased to $730 million. The Company expects the $380 million, 364-day credit facility expiring in September 2002 will be renewed or that suitable alternatives exist.(1).

At September 23, 2001, HDFS had $30 million of senior subordinated notes outstanding, expiring in 2007.

During July 2001, HDFS canceled a $50 million uncommitted credit facility. HDFS had not previously borrowed under the facility.

In connection with its various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at September 23, 2001. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

During the third quarter of 2001, HDFS entered into agreements to securitize and sell approximately $400 million of retail installment loans retaining servicing rights and limited recourse. As of September 23, 2001, approximately $302 million of retail installment loans had been sold under the agreements. The remaining $98 million was sold during October 2001. During the third quarter of 2000, HDFS securitized and sold $228 million of retail installment loans retaining servicing rights and limited recourse.

The Company expects future activities of HDFS will be financed from internally generated funds, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, commercial paper and securitization programs and capital contributions from the Company.(1)

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first nine months of 2001 the Company repurchased 2,245,500 shares of its common stock with $102.5 million of cash on hand, under the latter authorization.

The Company's Board of Directors declared three cash dividends during the first nine months of 2001 totaling $.085 per share. This includes a $.03 per share cash dividend declared on September 5, 2001 and paid September 28, 2001 to shareholders of record on September 18, 2001.

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

                           Part II - OTHER INFORMATION

                              HARLEY-DAVIDSON, INC.
                                    FORM 10-Q
                               September 23, 2001

Item 1.  Legal Proceedings
--------------------------

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleges that this cam bearing is defective and asserts various legal theories. The complaint seeks unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. The Company believes that the warranty extension it announced in January adequately addresses the condition for affected owners. The Company has established reserves for this extended warranty. The Company intends to vigorously oppose nationwide class certification and defend against the action.

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See footnote 6 to the accompanying condensed consolidated financial statements for additional information on this proceeding.


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

                                          HARLEY-DAVIDSON, INC.





Date:    11/6/01                          by: /s/  James L. Ziemer
       --------------------------         --------------------------------
                                          James L.  Ziemer
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)


         11/6/01                          by: /s/  James M. Brostowitz
       --------------------------         --------------------------------
                                          James M. Brostowitz
                                          Vice President, Controller (Principal
                                          Accounting Officer) and Treasurer