Form 10-K405
period 2001-12-31
HARLEY DAVIDSON INC
filed 2002-03-28
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to______________

Commission file number 1-9183

Harley-Davidson, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1382325
(State of organization)	(I.R.S. Employer Identification No.)

3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip code)

(414) 342-4680
Registrants telephone number

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 2002:

$16,128,312,865

Number of shares of the registrant’s common stock outstanding at March 18, 2002:

302,766,939 shares.

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 4, 2002.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2001

Part I

Note regarding forward-looking statements

The Company intends that certain matters discussed are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or  “estimates” or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including Item 7 “Management’s discussion and analysis of financial condition and results of operation — 2001 Compared to 2000.”  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business Summary

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated (currently doing business as Minstar) in a management buyout.  In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates.  The Company operates in the Motorcycles & Related Products segment and the Financial Services segment.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately based on the fundamental differences in their operations.

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company), subsidiaries of H-D Michigan, Inc., and Buell Motorcycle Company (BMC), which was acquired in February of 1998, when the Company purchased substantially all of the remaining shares of BMC it did not already own.  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories and general merchandise. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986 and ended 2001 with a domestic market share of 45.0% (Harley-Davidson models only) (Data provided by the Motorcycle Industry Council).

The Financial Services segment consists of the Company’s wholly owned subsidiary, Harley-Davidson Financial Services, Inc. (HDFS). HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts (primarily motorcycles and non-commercial aircraft). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. Prior to the sale of the Harley-Davidson Chrome Visa® Card business in March 2000, HDFS was engaged in the business of financing and servicing revolving charge receivables. HDFS conducts business in the United States, Canada and Europe.

See Note 12, “Business segments and foreign operations,” to the 2001 consolidated financial statements for financial information on the Company’s business segments.

Motorcycles and Related Products

The primary business of the Motorcycles segment is to design, manufacture and sell premium motorcycles, for the heavyweight market.  The Company is best known for its Harley-Davidson® motorcycle products, but also offers a line of motorcycles and related products under the Buell® brand name.  The Company’s worldwide motorcycle sales generated 80.0%, 79.4% and 79.7% of the total net sales in the Motorcycles segment during 2001, 2000 and 1999, respectively.

The majority of the Company’s Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change.  In 2001, the Company deviated slightly from its traditional approach to styling, with the introduction of the V-Rod™ motorcycle.  The new, liquid cooled, V-Rod, inspired by Harley-Davidson’s drag racing heritage, combines the characteristics of a performance motorcycle with the styling of a custom.

Studies by the Company indicate that the average U.S. Harley-Davidson motorcycle purchaser is a married male in his mid-forties, with a household income of approximately $78,300, who purchases a motorcycle for recreational purposes rather than to provide transportation and is an experienced motorcycle rider. Over two-thirds of the Company’s U.S. sales of Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school, and 31% of the buyers have college degrees.  Approximately 9% of the Company’s Harley-Davidson U.S. retail motorcycle sales are to female buyers.

The Company’s Buell motorcycle products emphasize innovative design, responsive handling and overall performance.  The Buell motorcycle product line has traditionally consisted of heavyweight performance models, powered by the Company’s 1200cc V-Twin engine. However, in 2000, the Company introduced the Buell Blast®, a new vehicle designed specifically to attract new customers into the sport of motorcycling.  This vehicle is considerably smaller, lighter and less expensive than the traditional Buell heavyweight models and is powered by a 492 cc single-cylinder engine.

Company studies indicate that the average U.S. purchaser of the Company’s Buell heavyweight motorcycle is a male at the median age of 39 with a median household income of approximately $61,600.  Approximately 3% of all Buell heavyweight U.S. retail motorcycle sales are to females. The Company’s studies indicate that half of Buell Blast purchasers have never owned a motorcycle before, and in excess of 95% of them had never owned a Buell motorcycle before.  The median age of Blast purchasers is 38, with over one-half of them being female.

The motorcycle market is comprised of four segments: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and acceleration; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization.

The Company presently manufactures and sells 28 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from approximately $5,695 to $24,995.  The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Pak® luggage carriers.  The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles.  These motorcycles are highly customized through the use of trim and accessories.

The standard and performance segments of the market are served by the Company’s Buell motorcycle line. The Company manufactures and sells four Buell heavyweight performance motorcycle models, with domestic manufacturer’s suggested retail prices ranging from approximately $8,995 to $13,395. The Blast competes in the standard market segment and has a domestic manufacturer’s suggested retail price of $4,395.

The Company’s traditional heavyweight motorcycles are based on variations of five basic chassis designs and are powered by one of four air-cooled, twin cylinder engines with a 45-degree “V” configuration, which have displacements of 883cc, 1200cc, 1450cc and 1550cc.  The recently introduced V-Rod™ has its own unique chassis design and is equipped with the new Revolution™ powertrain, a new liquid-cooled, twin-cylinder, 1130cc engine, with a 60-degree “V” configuration.

Although there are some accessory differences between the Company’s top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable.  The prices for the high-end of the Company’s Harley-Davidson custom product line range from being competitive to 50% more than its competitors’ custom motorcycles.  The custom portion of the Harley-Davidson product line represents the Company’s highest unit volumes and continues to command a premium price because of the features, styling and high resale value associated with Harley-Davidson custom products.  The Company’s smallest displacement custom motorcycle (the 883cc Sportster®) is directly price competitive with comparable motorcycles available in the market.  The Company’s surveys of retail purchasers indicate that, historically, over three-quarters of the purchasers of its Sportster model either have previously owned competitive-brand motorcycles or are completely new to the sport of motorcycling or have not participated in the sport for at least five years.  Since 1988, the Company’s research has consistently shown purchasers of Harley-Davidson motorcycles have a repurchase intent in excess of 90%, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced products in the normal two to three year ownership cycle.

The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories).  Worldwide P&A net sales comprised 15.1%, 15.4% and 14.8% of net sales in the Motorcycles segment in 2001, 2000 and 1999, respectively.

Worldwide net sales of General Merchandise, which includes MotorClothesTM apparel and collectibles, comprised 4.9%, 5.2% and 5.4% of net sales in the Motorcycles segment in 2001, 2000 and 1999, respectively.

The Company also provides a variety of services to its dealers and retail customers including service training schools, customized dealer software packages, delivery of its motorcycles, an owners club membership, a motorcycle rental program and a rider training program that is available in the U.S. through a limited number of authorized dealers.

Licensing. The Company endeavors to create an awareness of the “Harley-Davidson” brand among the non-riding public and provides a wide range of product for enthusiasts by licensing the name “Harley-Davidson” and numerous related trademarks owned by the Company.  The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts, jewelry, small leather goods, toys and numerous other products (Licensed Products).  The Company also licenses the use of its name in connection with a cafe located in Las Vegas.  Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.

The Company’s licensing activity provides a valuable source of advertising and goodwill.  Licensing also has proven to be an effective means for enhancing the Company’s image with consumers, and it provides an important tool for policing the unauthorized use of the Company’s trademarks, thereby protecting the Harley-Davidson brand and its use.  Royalty revenues from licensing, included in motorcycle segment net sales, were approximately $32 million, $31 million and $26 million during 2001, 2000 and 1999, respectively.  While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

Patents and Trademarks.  The Company owns certain patents that relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and certain motorcycle related designs and to enforce those patents. The Company sees such actions as important as it moves forward with new products, designs and technologies.

Trademarks are important to the Company’s motorcycle business and licensing activities.  The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products and services, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the HARLEY-DAVIDSON trademark and the Company’s Bar and Shield trademark  are each highly recognizable by the public and are very valuable assets. The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo. The Company is making efforts to ensure that each of these brands will become better known as the Buell business expands. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered both in the United States and abroad. The following are among the trademarks of H-D Michigan, Inc.:  Harley- Davidson, H-D, Harley, the Bar & Shield Logo, MotorClothes, the MotorClothes Logo, Rider’s Edge, Harley Owners Group, H.O.G., the H.O.G. Logo, Softail, Sportster and V-Rod.  The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since 1910. The following are among the trademarks of Buell Motorcycle Company:  Buell, the Pegasus Logo and B.R.A.G. The BUELL trademark has been used since 1984.

Marketing.  The Company’s marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, public relations, cooperative programs with Harley-Davidson/Buell dealers and beginning in 2002, television advertising.  In 1999, the Motor Company began a five-year strategic alliance with the Ford Motor Company which brings together resources to focus on a series of technical and marketing ventures.  The Company also sponsors racing activities and special promotional events and participates in all major motorcycle consumer shows and rallies.

The Harley Owners Group®, or “H.O.G.®”, currently has approximately 660,000 members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization.  The Company formed this riders club in 1983, in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.  The Buell Riders Adventure Group, or “BRAG®”, was formed in recent years and has grown to approximately 10,000 members.  BRAG sponsors events, including national rallies and rides, across the U.S. for Buell motorcycle enthusiasts.

The Company’s expenditures on worldwide marketing, selling and advertising were approximately $203.1 million, $189.8 million and $164.3 million during 2001, 2000 and 1999, respectively.

E-Commerce. Harley-Davidson’s e-commerce capability had its first full year of operation in 2001. The Company’s model is unique in the industry in that, while the online catalog is viewed from the Harley-Davidson web site, orders are actually distributed to the participating authorized Harley-Davidson dealer that the customer selects. In turn, those dealers fill the order and handle any after-sale services that the customer may require. In addition to purchasing, customers actively browse the site, create and share product wish lists, and utilize the dealer locator.

International Sales.  International sales were approximately $597 million, $585 million and $537 million, accounting for approximately 18%, 20% and 22% of net sales of the Motorcycles segment, during 2001, 2000 and 1999 respectively.  In 2001, Japan, Canada, and Germany, in that order, represented the Company’s largest international markets and together accounted for approximately 56% of international sales.  The Company ended 2001 with a 6.7% share of the European heavyweight (651+cc) market and a 20.4% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market.  See Note 12 to the consolidated financial statements for additional information regarding foreign operations. Market share date provided Giral S.A. (Europe), JAMA and ABS (Japan/Australia).

Distribution.  The Company’s basic channel of distribution in the United States for its motorcycles and related products consists of approximately 633 independently owned full-service Harley-Davidson dealerships to whom the Company sells directly.  This includes 412 combined Harley-Davidson and Buell dealerships.  There are no Buell only dealerships.  With respect to sales of new motorcycles, approximately 82% of the U.S. dealerships sell the Company’s motorcycles exclusively.  All dealerships stock and sell the Company’s genuine replacement parts, accessories, and MotorClothes™ apparel and collectibles, and perform service for the Company’s motorcycles.

The Company also sells a smaller portion of its parts and accessories and general merchandise through “non-traditional” retail outlets.  The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRL’s), Alternate Retail Outlets (ARO’s), and Seasonal Retail Outlets (SRO’s).  SRL’s, also known as Harley Shops, are satellites of the main dealership and are developed to meet the service needs of the Company’s riding customers.  Harley Shops also provide replacement parts and accessories and MotorClothes apparel and collectibles and are authorized to sell new motorcycles.  ARO’s are located primarily in high traffic areas such as malls, airports or popular vacation destinations and focus on selling the Company’s MotorClothes apparel and collectibles and Licensed Products. SRO’s are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks.  ARO’s and SRO’s are not authorized to sell new motorcycles.  Presently, there are approximately 65 SRL’s, 50 ARO’s, and under 20 SRO’s located in the United States.

In the European Region  (Europe/Middle East/Africa), there are currently 381 independent Harley-Davidson dealerships serving 32 country markets.  This includes 280 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 10 dealerships that do not sell Harley-Davidson motorcycles.  In addition, the Company’s dealer network includes 26 ARO’s across the 32 European country markets. The Company has an established infrastructure in Europe, based out of its headquarters in the United Kingdom, and operates through a network of independent dealers served by 8 independent distributors and by five wholly owned sales and marketing subsidiaries in France, Germany, Italy, the Netherlands and the United Kingdom. The European management team is continuing to focus on the expansion and improvement of distributor and dealer relationships. The Company is achieving this through its dealer development team, specialized training programs, retail financing initiatives, ongoing product development and coordinated Europe-wide and local marketing programs aimed at attracting new customers. Other initiatives include the development of information systems linking European subsidiaries directly with each of the major independent distributors and most of the dealers located in the subsidiary markets.

In the Asia/Pacific Region, there are currently 240 Harley-Davidson outlets serving 8 country markets of which 82 are combined Harley-Davidson/Buell dealerships, and 27 are service only outlets. In addition there are currently 2 Buell only dealerships.  The Company expects the majority of its growth opportunities in the Asia-Pacific Region to come from its existing markets in Japan and Australia.  The Company will continue to support its objectives of maintaining and growing its business in Southeast Asia, where markets have continued to stabilize over recent years.

The Latin American market consists of 15 country markets managed from Milwaukee, Wisconsin. The Latin American market has a diverse dealer network including 28 Harley-Davidson dealerships and 12 ARO’s/SRO’s focused on selling General Merchandise.  The Company plans to continue developing its distribution in Brazil and Mexico, its two biggest Latin American markets, as well as broaden brand management and marketing activities across the entire region.

In Canada, there are currently 75 independent Harley-Davidson dealerships, one independent stand-alone Buell dealership, and 2 ARO’s, all served by a single independent distributor.  This network includes 25 combined Harley-Davidson and Buell dealerships resulting in a total of 26 Buell dealerships in Canada.

Seasonality.  In general, the Motor Company has not experienced significant seasonal fluctuations in its sales.  This has been primarily the result of a strong demand for the Company’s Harley-Davidson motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers.  Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

Retail Customer and Dealer Financing.  The Company believes HDFS and other financial services companies provide adequate retail and wholesale financing to the Company’s domestic and Canadian dealers and customers.  In Europe, HDFS currently provides wholesale financing to dealers through a joint venture agreement with Transamerica Distribution Finance Corporation. HDFS has exercised its option to terminate the joint venture effective August 2002 and will begin serving the wholesale financing needs of the Company’s European dealers at that time.

Competition.  The heavyweight (651+cc) motorcycle market is highly competitive.  The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company.  They also have larger worldwide sales volumes and are more diversified than the Company.  In addition to these larger, established competitors, a growing segment of competition has emerged in the U.S. The new U.S. competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.  These competitors currently have production and sales volumes that are lower than the Company’s and do not hold a significant market share.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties.  The Company emphasizes quality, reliability and styling in its products and offers a one-year warranty for its motorcycles.  The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies, H.O.G.® and its financing through HDFS, as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company’s competitors.

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 79%, 78% and 79% of total heavyweight retail unit sales in the U.S. during 2001, 2000 and 1999, respectively.  The custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company. During 2001, the heavyweight segment including standard, performance, touring and custom motorcycles represented approximately 50% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered (Motorcycle Industry Council).

For the last 14 years, the Company has led the industry in domestic (United States) unit sales of heavyweight motorcycles.  The Company’s share of the heavyweight market was 45.7% in 2001 compared to 46.8% in 2000.  The Company’s market share decreased slightly in 2001 as a result of the Company’s ongoing capacity constraints, however, this share is still significantly greater than the Company’s largest competitor in the domestic market which ended 2001 with a 20.5% market share.

The following chart includes U.S. retail registration data for the Company and its major competitors for 1997 — 2001.

Market share of U.S. Heavyweight Motorcycles (1)

(Engine Displacement of 651+cc)

	Year Ended December 31,
	2001	2000	1999	1998	1997
New U.S. Registrations (thousands of units):
Total market new registrations	394.3	340.0	275.6	227.1	190.9

Harley-Davidson® new registrations	177.4	155.1	134.5	109.1	93.5
Buell® new registrations	2.6	4.2	3.9	3.2	1.9
Total Company new registrations	180.0	159.3	138.4	112.3	95.4

Percentage Market Share:
Harley-Davidson motorcycles	45.0%	45.6%	48.8%	48.1%	49.0%
Buell motorcycles	0.7	1.2	1.4	1.4	1.0
Total Company	45.7	46.8	50.2	49.5	50.0

Honda	20.5	18.5	16.4	20.3	18.4
Suzuki	10.8	9.3	9.4	10.0	10.1
Kawasaki	8.0	9.0	10.3	10.1	10.4
Yamaha	7.9	8.4	7.0	4.2	5.4
Other	7.1	8.0	6.7	5.9	5.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)          Motorcycle registration and market share information has been derived from data published by the Motorcycle Industry Council (MIC).  MIC has revised its data for 1997 and 2000 and the above reflects the revised data.

The Company faces unique competitive challenges in the international markets.  The European heavyweight motorcycle market is approximately three-quarters the size of the U.S. market and unlike the domestic market it is comprised of the unique tastes of many individual countries that together represent the total European market.  In addition, 79% of the European heavyweight (651+cc) motorcycle market is comprised of the standard and performance segments.  The Company competes in these market segments with its Buell® motorcycle product line, which is a relatively young brand with smaller unit volumes than the Company’s more well-known Harley-Davidson product line.

In the Asia/Pacific region, the Company benefited from double-digit market growth during 1997 and 1998, driven by a change in licensing requirements in Japan.  While total market registrations have been relatively flat since 1999, registrations for the Company’s Harley-Davidson motorcycles have continued to grow with increases  of 3.7%  and 4.9% increase in 2001 and 2000, respectively.

On a worldwide basis, the Company measures its market share using the heavyweight classification.  Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

Worldwide Heavyweight Motorcycle Registration Data

(Engine Displacement of 651+cc)

	2001		2000		1999
	Units	% Share	Units	% Share	Units	% Share
	(Units in thousands)
North America(1)
Harley-Davidson® new registrations	185.6	43.9%	163.1	44.6%	142.1	47.7%
Buell® new registrations	2.7	.6	4.3	1.2	4.0	1.3
Total Company registrations	188.3	44.5%	167.4	45.8%	146.1	49.0%
Total market new registrations	422.8		365.4		297.9

Europe(2)
Harley-Davidson new registrations	19.6	6.7%	19.9	6.8%	17.8	5.8%
Buell new registrations	2.2	0.7	1.9	.6	2.1	0.7
Total Company registrations	21.8	7.4%	21.8	7.4%	19.9	6.5%
Total market new registrations	293.6		293.4		306.7

Japan/Australia(3)
Harley-Davidson new registrations	12.7	20.4%	12.2	19.5%	11.6	18.5
Buell new registrations	.7	1.0	.7	1.0	.7	1.1
Total Company registrations	13.4	21.4%	12.9	20.5%	12.3	19.6%
Total market new registrations	62.1		62.7		63.1

Total
Harley-Davidson new registrations	217.9	28.0%	195.2	27.1%	171.5	25.7
Buell new registrations	5.6	0.7	6.9	0.9	6.8	1.0
Total Company registrations	223.5	28.7%	202.1	28.0%	178.3	26.7%
Total market new registrations	778.5		721.5		667.7

(1)                                      Includes the United States and Canada.  Data provided by the Motorcycle Industry Council (MIC).  MIC has revised its data for 2000, and the above reflects the revised data.

(2)                                      Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom.  Data provided by Giral S.A.

(3)                                      Data provided by JAMA and ABS.

Motorcycle Manufacturing. The Motor Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.  The Motor Company incorporates manufacturing techniques focused on the continuous improvement of its operations designed to control costs and maintain quality. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, are designed to improve product quality, productivity and asset utilization in the production of Harley-Davidson® motorcycles.

The Motor Company’s use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, as well as scrap and rework costs.  This system also allows quicker reaction to engineering design changes, quality improvements and market demands.  The Motor Company has trained the majority of its manufacturing employees in problem solving and statistical methods.

The Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its Harley-Davidson motorcycle production capacity to have the capacity to sustain its growth for units shipped.  During 2001, the Company began work on plans for capacity expansion that will take place at two of the Company’s existing manufacturing facilities.  These plans include a 350,000 square foot expansion at the Company’s York, Pennsylvania assembly facility and a 60,000 square foot expansion at the Company’s Tomahawk, Wisconsin facility.  The company began its investment in these plans during 2001 and will continue to invest capital related to these plans during 2002 and 2003.  Based on the results achieved in 2001, the Company has increased its 2002 annual production target to 258,000 Harley-Davidson units.  Matters in this paragraph are subject to the risks and uncertainties discussed with respect to this topic under Item 7, “2001 Compared to 2000 - Results of Operations” on page 22.

The manufacturing techniques employed at BMC, which are similar to those of the Motor Company, are designed to provide cost control and quality products in a lower volume environment.  Its product development staff is located in close proximity to the production facilities to assure that new product and model year change activities are coordinated prior to and during launch. The manufacturing techniques employed include employee involvement with an emphasis on a highly flexible and participative workforce.

The Company’s new Revolution powertrain is produced at the Company’s manufacturing facility in Kansas City, MO through its joint venture with Porsche AG of Stuttgart, Germany, formed in 1997.

The Company operates an assembly operation in Brazil that imports U.S. made components and sub-assemblies for final assembly in Brazil.  Assembling imported U.S. made components increases the availability of the Company’s Harley-Davidson motorcycles in Brazil, and reduces duties and taxes, making them more affordable to a larger group of Brazilian customers.  The facility, which has been operational since mid-1999,  assembles select motorcycle models for the Brazilian market with current volumes less than 1,000 units per year.

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

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments.  The Company anticipates no significant difficulties in obtaining raw materials or components for which it relies upon a limited source of supply.

Research and Development.  The Company believes research and development are significant factors in its ability to lead the market definition of touring and custom motorcycling and to develop products for the performance segment.  In recent years, the Company has established a 218,000 square foot Motor Company Product Development Center (PDC), currently in the process of receiving a 165,000 square foot addition.  The Company also owns and operates a 43,000 square foot Buell research and development facility.  The innovative design of the PDC brings together employees from styling, purchasing and manufacturing with regulatory professionals and supplier representatives to create a concurrent product and process development methodology.  The Company incurred research and development expenses of approximately $80.7 million, $75.8 million and $70.3 million during 2001, 2000 and 1999, respectively.

Regulation. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company.  The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards.  Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company’s motorcycle products have been certified to comply fully with all such applicable standards. CARB’s motorcycle emissions standards will become more stringent in model year 2004 and 2008, respectively.  Additionally, the European Union is considering making its motorcycle emissions standards more stringent and is considering making its motorcycle noise standards more stringent, which already are more stringent than those of the EPA.  Similarly, motorcycle noise and emissions levels are becoming more stringent in Japan, as well as in certain emerging markets.  Consequently, the Company will continue to incur some level of research and development and  production costs related to motorcycle emissions and noise for the foreseeable future.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA).  The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.  The Company has from time to time initiated certain voluntary recalls.  During the last three years, the Company has initiated 24 voluntary recalls at a total cost of approximately $16.5 million.  The Company fully reserves for all estimated costs associated with recalls in the period that the recalls are announced.

As previously stated, federal, state, and local authorities have adopted various control standards relating to air, water, and noise pollution that affect the business and operations of the Motorcycles segment.  The Company does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.  See further discussion of capital expenditures for equipment used to limit hazardous substances/pollutants under Item 7, “Environmental Matters”on page 29.

Employees.  As of December 31, 2001, the Motorcycles segment had approximately 8,100 employees.  Unionized employees at the motorcycle manufacturing and distribution facilities in Wauwatosa, Menomonee Falls, Franklin and Tomahawk, Wisconsin and Kansas City, Missouri are represented principally by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM).  Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM.  The collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2008, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on August 1, 2007, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2007.

Financial Services

The Financial Services segment consists of the Company’s wholly owned subsidiary, Harley-Davidson Financial Services, Inc.  HDFS is engaged in the business of financing and servicing wholesale inventory receivables, consumer retail installment sales contracts (primarily motorcycles and non-commercial aircraft). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe

Harley-Davidson and Buell. HDFS, operating under the trade name Harley-Davidson Credit and Insurance, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers. Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products. HDFS offers wholesale financial services to all Harley-Davidson dealers in the United States and Canada, and during 2001, approximately 96% of such dealers utilized those services. European dealers are currently serviced through a joint venture with another finance company. In August 2002, HDFS will begin serving the wholesale financing needs of the Company’s European dealers, as HDFS has exercised its option to terminate the joint venture effective August 2002.  The wholesale finance operations of HDFS are located in Plano, Texas.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles and the brokerage of a range of motorcycle insurance policies and extended service warranty agreements. HDFS acts as an insurance agent and does not assume underwriting risk with regard to insurance policies and extended service warranty agreements. Prior to the sale of Harley-Davidson Chrome Visa® Card business in March 2000, HDFS financed and serviced revolving charge receivables. HDFS’ retail financial services are available through virtually all Harley-Davidson and Buell dealers in the United States and Canada. HDFS’ retail finance operations are located in Carson City, Nevada and Reno, Nevada.

Other Manufacturers. HDFS’ Retail and wholesale aircraft financial service programs are similar to programs for Harley-Davidson and Buell dealers and consumers described above. During 1999, HDFS ceased offering retail financial services to consumers of marine and recreational vehicles.

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

During 2001, HDFS financed 31% of new Harley-Davidson motorcycles retailed in the U.S., as compared to 21% in 2000. HDFS faces minimal national competition for the Company’s retail motorcycle finance business. Competitors are primarily banks and other financial institutions providing retail financing to local or regional markets. Competition to provide retail financial services to aircraft consumers include aircraft manufacturers’ captive finance companies such as Cessna Finance Corp. and Debis Financial Services and other financial entities including MBNA and First Source Bank. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in segmented markets.

HDFS faces little national competition for the Company’s wholesale motorcycle finance business. Competitors are primarily regional and local banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets. Competition to provide wholesale financial services to aircraft dealers includes aircraft manufacturers’ captive finance companies.

Trademarks. HDFS utilizes various trademarks and trade names licensed from the Company. Additionally, HDFS has a registered trademark for the “Eaglemark and Design logo” utilized in aircraft financing programs.

Seasonality. In the northern United States and Canada, motorcycles are primarily used during warmer months, generally March through August. Accordingly, HDFS experiences significant seasonal variations. Retail customers typically do not buy motorcycles until they can ride them. From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealers deplete their inventories. From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turnover more slowly, substantially increasing wholesale financing volume.

Regulation. The operations of HDFS are subject, in certain instances, to supervision and regulation by state, federal, and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which among other things, (i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers’ insurance coverages, (iv) require disclosure to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower’s credit experience.

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

A subsidiary of HDFS, Eaglemark Savings Bank, formerly known as Eaglemark Bank, N.A., is a Nevada state thrift. As such, the activities of this subsidiary are restricted by federal and State of Nevada banking laws and are subject to examination by federal and state examiners.

Employees. As of December 31, 2001, the Financial Services segment had approximately 550 employees. No employees of HDFS are represented by labor unions.

Item 2. Properties

The following is a summary of the principal operating properties of the Company as of March 15, 2002.

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate office	Milwaukee, WI	523,000	Owned
Product Development Center	Wauwatosa, WI	218,000	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Manufacturing	Menomonee Falls, WI	479,000	Owned
Manufacturing	Tomahawk, WI	179,000	Owned
Manufacturing	York, PA	1,033,000	Owned
Manufacturing	Kansas City, MO	330,000	Owned
Materials Velocity Center	Kansas City, MO	87,000	Lease expiring 2004
Manufacturing	East Troy, WI	40,000	Lease expiring 2003
Product Development and office	East Troy, WI	48,000	Lease expiring 2003
Distribution Center	Franklin, WI	250,000	Owned
Distribution Center	York, PA	86,000	Lease expiring 2006
Motorcycle Testing	Talladega, AL	24,000	Leases expiring 2004
Office	Ann Arbor, MI	3,000	Lease expiring 2004
Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2005
Office	Brackley, England	3,000	Lease expiring 2005
Warehouse	Brackley, England	1,000	Lease expiring 2005
Office	Windsor, England	10,000	Owned
Office	Liederdorp, The Netherlands	8,000	Lease expiring 2006
Office	Paris, France	6,000	Lease expiring 2004
Office	Arese, Italy	9,000	Lease expiring 2006
Warehouse	Arese, Italy	8,000	Lease expiring 2006
Office	Tokyo, Japan	14,000	Lease expiring 2004
Warehouse	Yokohama, Japan	15,000	Lease expiring 2004
Manufacturing and Office	Manaus, Brazil	30,000	Lease expiring 2003

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

Financial Services Segment

		Approximate
Type of Facility	Location	Square Feet	Status
Office	Chicago, IL	25,000	Lease expiring 2007
Office	Carson City, NV	100,000	Lease expiring 2004
Office	Reno, NV	14,000	Lease expiring 2004
Office	Plano, TX	16,000	Lease expiring 2007

The Financial Services segment has four office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada and Reno, Nevada (retail operations); and Plano, Texas (wholesale operations).

Item 3.  Legal proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserts various legal theories.  The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. The Company believes that the warranty extension it announced in January 2001 adequately addresses the condition for affected owners. The Company has established reserves for this extended warranty.  The Company filed a motion to dismiss the amended complaint and on February 27, 2002, the motion was granted by the court and the amended complaint was dismissed in its entirety.

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it has been working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust administers the payment of the response costs at the Facility as covered by the Agreement.  Recently, the United States Environmental Protection Agency (EPA) has advised the Company that it considers some of the Company’s remediation activities at the Facility to be subject to the EPA’s corrective action programs and has offered the Company the option of addressing corrective action under a facility lead agreement.  The objectives and procedures for facility lead corrective action are consistent with the investigation and remediation already being conducted under the Agreement with the Navy.  Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company’s Agreement with the Navy, the Company estimates that it will incur approximately $5.0 million of future response costs at the Facility. The Company has established reserves for this amount. The Company’s estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.  Response costs are expected to be incurred over a period of several years, ending in 2009.

Item 4.  Submission of matters to a vote of security holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2001.

Executive officers of the registrant

The following sets forth, as of December 31, 2001, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc.  Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC).  The LSC, which is comprised of elected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers
Name	Age
Jeffrey L. Bleustein Chairman and Chief Executive Officer	62

Garry S. Berryman Vice President, Materials Management/Product Cost-Motor Company	49

James M. Brostowitz Vice President, Controller and Treasurer	49

John A. Hevey President and Chief Operating Officer- Buell Motorcycle Company	44

Ronald M. Hutchinson Vice President, Parts and Accessories-Motor Company	54

Gail A. Lione Vice President, General Counsel and Secretary	52

James A. McCaslin President and Chief Operating Officer-Motor Company	53

John K. Russell Vice President and Managing Director, Europe — Motor Company	52

W. Kenneth Sutton, Jr. Vice President, Continuous Improvement – Motor Company	53

Donna F. Zarcone President and Chief Operating Officer Harley-Davidson Financial Services, Inc	44

James L. Ziemer Vice President and Chief Financial Officer	51

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years: Garry S. Berryman, John A. Hevey, Ronald A. Hutchinson, Gail A. Lione, James A. McCaslin, John K. Russell, Kenneth Sutton and Donna F. Zarcone. The following is additional biographical information relating to these eight executive officers:

Mr. Berryman has served as Vice President of Materials Management/Product Cost of the Motor Company since April 1999.  He served as Vice President, Purchasing of the  Motor Company from September 1997 to March 1999.  From July 1995 to August 1997, Mr. Berryman served as Director of Purchasing for the Motor Company.

Mr. Hevey became the President and Chief Operating Officer of Buell Motorcycle Company in January 2001 prior to that he served as Vice President, General Manager Asia/Pacific and Latin America Regions of the Motor Company since January 1998.  From June 1997 to December 1997, Mr. Hevey served as General Manager Asia/Pacific and Latin America of the Motor Company, and from June 1991 to May 1997, Mr. Hevey served as General Manager Asia/Pacific of the Company.

Mr. Hutchinson has served as Vice President, Parts and Accessories of the Motor Company since May 1996.  He served as Vice President, Customer Service and Parts of the Motor Company from 1993 to 1996.

Ms. Lione has served as Vice President, General Counsel and Secretary since joining the Company in November 1997.  From February 1999 to November 2000, Ms. Lione also served as acting Vice President of Human Resources of the Motor Company.  From May 1990 to October 1997, Ms. Lione served as General Counsel and Secretary for U.S. News & World Report L.P., the Atlantic Monthly Company and Applied Printing Technologies, L.P. and General Counsel of Applied Graphics Technologies, Inc.

Mr. McCaslin became the President and Chief Operating Officer of the Motor Company in January 2001.  From April 1999 to December 2000, Mr. McCaslin served as Vice President, Dealer Services of the Motor Company.  From October 1997 to March 1999, he served as Vice President, Continuous Improvement for the Motor Company. From 1994 to September 1997, he served as Vice President and General Manager, York Operations of the Motor Company.

Mr. Russell has served as Vice President and Managing Director of the Motor Company’s European subsidiary since joining the Company in 1998.  Prior to joining the Company Mr. Russell served in various Marketing positions for the Land Rover Group of British Leyland.

Mr. Sutton became the Vice President, Continuous Improvement for the Motor Company in 2000.  From 1996 to 2000 Mr. Sutton served as Vice President, Powertrain Operations for the Motor Company.

Ms. Zarcone has served as President and Chief Operating Officer of HDFS since August 1998.  From June 1994 to August 1998, Ms. Zarcone served as Vice President and Chief Financial Officer of HDFS.

PART II

Item 5.  Market for Harley-Davidson, Inc. common stock and related shareholder matters

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange.  The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

	Low	High
2001
First quarter	$34.19	$47.52
Second quarter	34.87	49.94
Third quarter	31.98	54.32
Fourth quarter	38.26	55.99

2000
First quarter	$29.46	$42.58
Second quarter	33.15	46.54
Third quarter	34.15	50.60
Fourth quarter	34.56	49.84

The Company paid the following dividends per share:

	2001	2000	1999
First quarter	$.025	$.0225	$.0200
Second quarter	.030	.0250	.0225
Third quarter	.030	.0250	.0225
Fourth quarter	.030	.0250	.0225
Total year	$.115	$.0975	$.0875

The Company has remaining authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company’s outstanding common stock.  In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 2,438,500 and 3,256,200 shares of its common stock during 2001 and 2000, respectively, under the latter authorization.

As of March 18, 2002 there were 76,935 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6.    Selected financial data

	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Income statement data:
Net sales	$3,363,414	$2,906,365	$2,452,939	$2,063,956	$1,762,569
Cost of goods sold	2,183,409	1,915,547	1,617,253	1,373,286	1,176,352
Gross profit	1,180,005	990,818	835,686	690,670	586,217

Financial services income	181,545	140,135	132,741	102,922	66,998
Financial services interest and operating expense	120,272	102,957	105,056	82,711	54,643
Operating income from financial services	61,273	37,178	27,685	20,211	12,355
Selling, administrative and engineering expense	(578,777)	(513,024)	(447,512)	(377,265)	(328,569)
Income from operations	662,501	514,972	415,859	333,616	270,003
Gain on sale of credit card business	—	18,915	—	—	—
Interest income, net	17,478	17,583	8,014	3,828	7,871
Other, net	(6,524)	(2,914)	(3,080)	(1,215)	(1,572)
Income before provision for income taxes	673,455	548,556	420,793	336,229	276,302
Provision for income taxes	235,709	200,843	153,592	122,729	102,232
Net income	$437,746	$347,713	$267,201	$213,500	$174,070

Weighted-average common shares:
Basic	302,506	302,691	304,748	304,454	303,300
Diluted	306,248	307,470	309,714	309,406	307,896
Earnings per common share from continuing operations:
Basic	$1.45	$1.15	$.88	$.70	$.57
Diluted	$1.43	$1.13	$.86	$.69	$.57

Dividends paid	$.12	$.10	$.09	$.08	$.07

Balance sheet data:
Working capital	$949,154	$799,521	$430,840	$376,448	$342,333
Current finance receivables, net	656,421	530,859	440,951	360,341	293,329
Long-term finance receivables, net	379,335	234,091	354,888	319,427	249,346
Total assets	3,118,495	2,436,404	2,112,077	1,920,209	1,598,901
Long-term debt, less current maturities	2,876	5,145	10,078	14,145	20,934
Current finance debt	217,051	89,509	181,163	146,742	90,638
Long-term finance debt	380,000	355,000	280,000	280,000	280,000
Total debt	599,927	449,654	471,241	440,887	391,572
Shareholders’ equity	$1,756,283	$1,405,655	$1,161,080	$1,029,911	$826,668

Item 7.  Management’s discussion and analysis of financial condition and results of operations

2001 COMPARED TO 2000

OVERALL

Net sales for 2001 totaled $3.36 billion, a $457.0 million, or 15.7%, increase over 2000.  Net income and diluted earnings per share for 2001 were $437.7 million and $1.43 compared to $347.7 million and $1.13 for 2000, increases of 25.9% and 26.4%, respectively. Net income in 2000 included a one-time after tax gain of $6.9 million, which resulted from the sale of the Harley-Davidson® Chrome Visa® Card business.  Excluding the one-time gain from 2000 results, net income and diluted earnings per share for 2001 increased 28.4% and 28.9%, respectively, over 2000.

The Company increased its quarterly dividend payment in June 2001 from $.025 per share to $.03 per share, which resulted in an aggregate annual dividend of $.115 per share in 2001.

RESULTS OF OPERATIONS

Motorcycle Unit Shipments and Net Sales

(Dollars in millions)

	2001	2000	Increase (Decrease)	%Change
Motorcycle Unit Shipments

Harley-Davidson® motorcycle units	234,461	204,592	29,869	14.6%
Buell® motorcycle units	9,925	10,189	(264)	(2.6)
Total motorcycle units	244,386	214,781	29,605	13.8%
Net Sales

Harley-Davidson motorcycles	$2,630.1	$2,246.4	$383.7	17.1%
Buell motorcycles	61.9	58.1	3.8	6.6
Total motorcycles	2,692.0	2,304.5	387.5	16.8%
Motorcycle Parts and Accessories	507.3	447.9	59.4	13.3
General Merchandise	163.9	151.4	12.5	8.2
Other	.2	2.6	(2.4)	(92.3)
Total Motorcycles and Related Products	$3,363.4	$2,906.4	$457.0	15.7%

The Motorcycles and Related Products (Motorcycles) segment recorded a 15.7% increase in net sales driven by a 14.6% increase in Harley-Davidson unit shipments. During 2001, the Company produced and shipped approximately 234,500 Harley-Davidson motorcycle units, approximately 29,900 units more than in 2000.  These increases were driven by the Company’s ongoing success with its manufacturing strategy combined with strong retail demand for the Company’s Harley-Davidson motorcycles.

The Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.  Based on the results achieved in 2001, the Company has increased its 2002 annual production target to 258,000 Harley-Davidson® units. (1)

In 2001, Buell® motorcycle net sales were up $3.8 million from 2000 on 264 fewer unit shipments.  The average selling price per unit was higher in 2001 than in the prior year as a result of a shift in the mix of units sold.  In 2001, relatively fewer lower priced Buell Blast® units were sold than the higher priced 1200cc V-Twin models.  The 492cc Blast was introduced during the first quarter of 2000 and was targeted at new riders.  In its introductory year, Blast shipments made up approximately 51% of the total Buell units shipped compared to 35% in 2001.  The Company expects the mix of Blast units in 2002 to be comparable to 2001 and has set a total Buell 2002 production target of 11,500 units.(1)

The Company’s ability to reach the 2002 annual targeted production levels and to attain growth rates in other areas will depend upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected parts and accessories /general merchandise supplier backorders, (v) sell all of the motorcycles it has the capacity to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in political conditions and the regulatory environment for its products, and (viii) successfully adjust to foreign currency exchange rate and interest rate fluctuations.  In addition, the Company could experience delays in the operation of manufacturing facilities, work stoppages, difficulties with suppliers, natural causes or other factors.  These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

During 2001, worldwide retail registrations in the heavyweight (651+cc) motorcycle market grew 7.9%, while worldwide retail registrations for the Company’s Harley-Davidson motorcycles grew 11.6%, resulting in a worldwide market share (Harley-Davidson models only) of 28.0% compared to 27.1% in 2000.

Retail registrations of domestic (United States) heavyweight motorcycles for the industry were up 16.0% (data provided by the Motorcycle Industry Council) over 2000, while domestic retail registrations for the Company’s Harley-Davidson motorcycles increased 14.4%.  The Company ended 2001 with a domestic market share (Harley-Davidson models only) of 45.0% compared to 45.6% in 2000.  The Company believes the loss of market share was due to the shortage of supply of its products in the market as a result of the Company’s ongoing capacity constraints.

International net sales totaled $597.0 million during 2001, an increase of $11.6 million, or 2.0%, over 2000.  The Company exported approximately 20.3% of its Harley-Davidson motorcycle shipments in 2001 compared to 22.4% during 2000.  In order to support the strong demand in the U.S. market, the Company allocated a higher percentage of production to the U.S. market. The Company expects to allocate similar percentages of unit shipments to U.S. and international customers in 2002(1).

In Europe, the Company ended 2001 with a 6.7% share of the heavyweight (651+cc) market (Harley-Davidson models only), down from 6.8% in 2000 (data provided by Giral S.A.).  Total 2001 retail registrations in the European market were approximately even with retail registrations in 2000, while European retail registrations for the Company’s Harley-Davidson motorcycles were down 1.5%.

Asia/Pacific (Japan and Australia) data for 2001 (provided by JAMA and ABS) showed the Company with a 20.4% share of the heavyweight (651+cc) market (Harley-Davidson models only), up from 19.5% in 2000.  In 2001, Asia/Pacific retail registrations for the Company’s Harley-Davidson motorcycles increased 3.7%, while registrations for the Asia/Pacific market in total decreased 1.0%.

During 2001, Parts and Accessories (P&A) net sales totaled $507.3 million, up $59.4 million, or 13.3%, compared to 2000.  The increase in P&A sales was driven by higher motorcycle shipments and was led by strong performance in accessories sales. The Company expects that the long-term growth rate for P&A sales will be slightly higher than the growth rate for Harley-Davidson® motorcycle units. (1)

General Merchandise net sales for 2001, which includes clothing and collectibles, of $163.9 million were up $12.5 million, or 8.2%, compared to 2000.  The Company expects that the long-term growth rate for General Merchandise sales will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Gross Profit

Gross profit in 2001 of $1.18 billion was $189.2 million or 19.1% higher than gross profit in 2000.  The increase in gross profit is primarily related to the increase in net sales.  The gross profit margin was 35.1% in 2001 compared to 34.1% in 2000.  The increase in gross profit margin resulted from several factors including a favorable motorcycle product mix, a higher percentage of U.S. shipments and wholesale price increases enacted in 2001.

Motorcycle mix was favorable in 2001 with a higher percentage of shipments consisting of the more profitable custom motorcycles and a slightly lower percentage of shipments consisting of Sportster models, when compared to 2000.  In addition, approximately 79.7% of the 2001 Harley-Davidson unit shipments were to U.S. dealers compared to 77.6% in 2000.  Shipments in the U.S. generally have a higher average selling price per unit than international shipments.  Finally, wholesale price increases related to the new model year as well as those enacted earlier in 2001, to offset the impact of weaker currencies in Europe, provided for higher average selling prices on units sold in the second half of 2001 as compared to the prior year.

Operating Expenses

(Dollars in Millions)

	2001	2000	Increase	%Change
Motorcycles and Related Products	$566.7	$503.3	$63.4	12.6%
Corporate	12.1	9.7	2.4	24.7
Total operating expenses	$578.8	$513.0	$65.8	12.8%

Total operating expenses for 2001 increased $65.8 million, or 12.8%, compared to a 15.7% increase in net sales over 2000.  Operating expenses were 17.2% of net sales in 2001 compared to 17.7% in 2000. Operating expenses, which consists of selling, administrative and engineering expense, grew slower than net sales.  The dollar increase in operating expenses was due to the Company’s ongoing investment in various initiatives designed to support the Company’s future growth objectives and employee benefit costs.

Financial Services

In 2001, Financial Services income was $181.5 million, an increase of $41.4 million, or 29.6% over 2000.  Operating income from Financial Services in 2001 was $61.3 million, an increase of $24.1 million, or 64.8%, over 2000.  The increase in financial services income was driven by strong overall performance in Harley-Davidson Financial Services, Inc.’s (HDFS) wholesale, retail, and insurance lines and gains recorded in connection with current year securitization transactions. The increase in the retail business was led by the strong acceptance of HDFS’ consumer financing program offering lower rates to borrowers with stronger credit ratings.

During 2001 and 2000, HDFS sold $987.7 million and $724.0 million, respectively, of its retail motorcycle installment loans through securitization transactions utilizing special purpose entities.  In connection with the current year securitization transactions, HDFS recorded gains of $45.0 million and $21.5 million in 2001 and 2000, respectively. The 2001 gain on securitizations was favorably impacted by steadily decreasing market interest rates, however the Company does not expect this to continue into 2002.(1) Gains on securitization transactions are recorded as a component of financial services income and are based on certain assumptions (credit loss, prepayment, and discount rate) which are outlined in Note 4 to the financial statements.  The Company expects HDFS’ 2002 operating income to grow at rate slightly faster than the Company’s Harley-Davidson unit growth rate in 2002.(1)

Gain on Sale of Credit Card Business

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

Other

Other expense was $6.5 million and $2.9 million in 2001 and 2000, respectively.  This increase is attributable to higher charitable contributions in 2001 as compared to 2000.  Some of the increase in charitable contributions in 2001 was driven by the Company’s $1.0 million contribution to the American Red Cross in connection with the terrorist attacks of September 11th.

Interest Income

Interest income was $17.5 million and $17.6 million in 2001 and 2000, respectively.  Despite higher levels of cash available for investing in 2001, interest income was lower than in the prior year due to lower interest rates throughout 2001.

Consolidated Income Taxes

The Company’s effective income tax rate was 35.0% and 36.6% for 2001 and 2000, respectively. The higher tax rate for 2000 was due primarily to the $15 million non-deductible write-off of goodwill recorded in connection with the first quarter sale of the Harley-Davidson Chrome Visa Card business.  In addition, the Company’s 2001 effective tax rate decreased as a result of various tax minimization programs.

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

The Company increased its quarterly dividend payment in June 2000 from $.0225 per share to $.025 per share, which resulted in an aggregate annual dividend of $.0975 per share.

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

The Motorcycles segment recorded an 18.5% increase in net sales driven by a 15.5% increase in Harley-Davidson unit shipments. During 2000, the Company produced and shipped approximately 205,000 Harley-Davidson motorcycle units, approximately 27,400 units more than in 1999.

In 2000, Buell motorcycle net sales were down $5.4 million from 1999 on 2,422 additional unit shipments.  The average selling price per unit in 2000 was down from prior year due to a change in the mix of units sold, which resulted from the introduction of the new lower priced Buell Blast®.  The Company shipped 5,146 Blast models and 5,043 Buell V-Twin models during 2000.

During 2000, worldwide retail registrations in the heavyweight (651+cc) motorcycle market grew 8.1%, while worldwide retail registrations for the Company’s Harley-Davidson® motorcycles grew 13.8%, resulting in a worldwide market share (Harley-Davidson models only) of 27.1% compared to 25.7% in 1999.

Retail registrations of domestic (United States) heavyweight motorcycles for the industry were up 23.4% (data provided by the Motorcycle Industry Council) over 1999, while domestic retail registrations for the Company’s Harley-Davidson motorcycles increased 15.3%.  The Company ended 2000 with a domestic market share (Harley-Davidson models only) of 45.6% compared to 48.8% in 1999.  The Company believes the loss of market share was due to the shortage of supply of its products in the market as a result of the Company’s ongoing capacity constraints.

International net sales totaled $585.6 million during 2000, an increase of $48.3 million, or 9.0%, over 1999.  The Company exported approximately 22.4% of its Harley-Davidson motorcycle shipments in 2000 compared to 23.5% during 1999.

In Europe, the Company ended 2000 with a 6.8% share of the heavyweight (651+cc) market (Harley-Davidson models only), up from 5.8% in 1999 (data provided by Giral S.A.).  Total retail registrations in the European market decreased 4.3% in 2000, while European retail registrations for the Company’s Harley-Davidson motorcycles were up 11.4%.  2000 marked the second consecutive year that the Company has increased its market share in Europe.  The positive results can be attributed to the continuing efforts to grow in this market, which have included accelerated dealer development, new product introductions and focused marketing programs.

Asia/Pacific (Japan and Australia) data for 2000 (provided by JAMA and ABS) showed the Company with a 19.5% share (Harley-Davidson models only) of the heavyweight (651+cc) market, up from 18.5% in 1999.  In 2000, Asia/Pacific retail registrations for the Company’s Harley-Davidson motorcycles increased 4.9%, while registrations for the Asia/Pacific market in total decreased 0.7%.

During 2000, Parts and Accessories (P&A) net sales totaled $447.9 million, up $85.3 million, or 23.5%, compared to 1999.  The increase in P&A sales was driven by strong motorcycle shipments and was led by higher sales for performance parts, custom paint, controls and electrical parts.

General Merchandise net sales for 2000, which include clothing and collectibles, of $151.4 million were up $18.7 million, or 14.1%, compared to 1999.

Gross Profit

Gross profit in 2000 of $990.8 million was $155.1 million or 18.6% higher than gross profit in 1999.  The increase in gross profit is primarily related to the increase in net sales.  The gross profit margin was 34.1% in both 2000 and 1999. Although unchanged from the prior year, gross profit margin was positively impacted in 2000 by favorable motorcycle mix and model year price increases.  These factors, however, were offset primarily by the negative effect of weaker European currencies during 2000.

Operating Expenses

(Dollars in millions)

	2000	1999	Increase	%Change
Motorcycles and Related Products	$503.3	$438.1	$65.2	14.9%
Corporate	9.7	9.4	.3	3.2
Total operating expenses	$513.0	$447.5	$65.5	14.6%

Total operating expenses for 2000 increased $65.5 million, or 14.6%, over 1999 and were 17.7% and 18.2% of net sales in 2000 and 1999, respectively. Operating expense consists of selling, administrative and engineering expense, which increased 15.5%,11.7% and 18.7%, respectively, over 1999. During 2000, the Company continued to invest in its future growth as it increased spending in areas such as marketing, product development and other initiatives.

Financial Services

In 2000, financial services income was $140.1 million, an increase of $7.4 million, or 5.6%, over 1999. Operating income from Financial Services was $37.2 million, an increase of $9.5 million, or 34.3%, over 1999. The increase in financial services revenue was driven by strong overall performance in HDFS’ wholesale, retail, and insurance lines and gains recorded in connection with current year securitization transactions.  The increase in financial services income was led by strong growth in wholesale lending where HDFS experienced increases in both market share and profitability.

During 2000 and 1999, HDFS sold $724.0 million and $575.0 million respectively, of its retail motorcycle installment loans through securitization transactions utilizing special purpose entities.  In connection with the current year securitization transactions, HDFS recorded gains of $21.5 million and $19.1 million in 2000 and 1999, respectively. Gains on securitization transactions are recorded as a component of financial services revenue and are based on certain assumptions (credit loss, prepayment, and discount rate) which are outlined in Note 4 to the financial statements.

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

Interest Income

Interest income in 2000 was higher than in the prior year primarily due to higher interest rates and higher levels of cash available for short-term investing when compared to 1999.

Consolidated Income Taxes

The Company’s effective income tax rate was 36.6% and 36.5% for 2000 and 1999, respectively.  The increase in the tax rate for 2000 was due to the $15 million non-deductible write-off of goodwill recorded in connection with the sale of the Harley-Davidson Chrome Visa Card business in the first quarter of 2000.  This increase was partially offset by a lower tax rate implemented in the second quarter of 2000 as a result of various tax minimization programs implemented by the Company.

Other Matters

Critical Accounting Policies

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of the its accounting policies that currently affect the Company’s financial condition and results of operations.

Receivable Securitizations

The Company sells retail installment loans through securitization transactions utilizing special purpose entities. Gains on securitization transactions are recorded as a component of financial services revenue and are based on certain assumptions including expected credit losses, prepayment speed, and discount rate.  The gain on sale of the receivables also depends in part on the original carrying amount of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Investment in Retained Securitization Interests

In the securitization transactions the Company retains interest-only strips, servicing rights, and cash reserve account deposits, all of which are retained interests in the securitized receivables. Retained interests are carried at fair value.  Market quotes are generally not available for retained interests, therefore the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates.

Finance Receivable Credit Losses

The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal and accrued interest in the existing finance receivables portfolio. Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions, specific borrower’s ability to repay, and the estimated value of any underlying collateral.

Product Warranty Reserves

The Company maintains reserves for future warranty claims sufficient to cover management’s best estimate of the future cost of warranty claims for products sold.  The calculation of warranty reserves is based on the warranty coverage, the Company’s historical claims information and known or potential product failure data.

Pensions and Other Postretirement Benefits

The Company has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates.  Changes in these assumptions are primarily influenced by factors outside the Company’s control and can have a significant effect on the amounts reported in the financial statements.

Inventories

Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method and to a lesser extent, the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to environmental, product and other matters.  In determining required reserves related to these items, the Company carefully analyzes each individual case, considers the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss.  The required reserves are monitored on an on-going basis and are updated based on new developments or new information in each matter.

Accounting Changes

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142 “Goodwill and Other Intangible Assets,” which became effective for the Company January 1, 2002.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  The application of the nonamortization provisions will have a positive effect on net income of approximately $3.5 million on an annual basis, starting in 2002.  The Company does not expect that the required impairment tests on goodwill balances will result in any adjustments material to the earnings and financial position of the Company.

Environmental Matters

The Company’s policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues. The Company has reached a settlement agreement with the U.S. Navy regarding soil and groundwater remediation at the Company’s manufacturing facility in York, Pennsylvania and is conducting investigation and remediation activities at the facility.  Recently, the United States Environmental Protection Agency (EPA) advised the Company that it considers some of the Company’s remediation activities at the facility to be subject to the EPA’s corrective action programs and offered the company the option of addressing corrective action under a facility lead agreement.  The Company currently estimates that it will incur approximately $5.0 million of future response costs related to all remediation efforts at the facility.(1) The Company has established reserves for this amount. The Company’s estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.  Response costs are expected to be incurred over a period of several years, ending in 2009.  See Note 7 of the Notes to Consolidated Financial Statements.

Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company’s annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures during 2002 for equipment used to limit hazardous substances/pollutants during 2002 will approximate $10.0 million.  This estimate includes expenditures to be made in connection with the Company’s current capacity expansion plans described in the “Liquidity and Capital Resources” section.  The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

Liquidity and Capital Resources

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable/accrued expenses.

The Company generated $757.3 million of cash from operating activities during 2001 compared to $565.5 million in 2000.  The largest component of cash from operating activities was net income, which increased $90.0 million in 2001 over the prior year.  Changes in other current assets and liabilities increased operating cash flows by approximately $77.8 million and $49.6 million in 2001 and 2000, respectively.  Changes in working capital during 2001 and 2000 consisted of the following (in thousands):

	2001	2000
Accounts receivable	$(20,532)	$8,051
Inventories	10,816	(18,569)
Prepaid expenses & other assets	(5,221)	(3,277)
Accounts payable and accrued liabilities	92,698	63,404
	$77,761	$49,609

The increase in accounts payable and accrued expenses in 2001 was due primarily to higher accounts payable resulting from the increase in production and higher fourth quarter capital expenditures, combined with higher accrued income taxes (related to the timing of tax payments).

Capital expenditures amounted to $290.4 million and $203.6 million during 2001 and 2000, respectively. During 2001, the Company began work on its plans for capacity expansion that will take place at several of the Company’s existing facilities.  These plans include a 350,000 square foot expansion at the Company’s York, Pennsylvania assembly facility, a 60,000 square foot expansion at the Company’s Tomahawk, Wisconsin facility and a 165,000 square foot addition to the Company’s Product Development Center in Wauwatosa, Wisconsin.  The Company began its investment in these plans during 2001 and will continue to invest in capital related to these plans during 2002 and 2003. The Company estimates that total capital expenditures required in 2002 will be in the range of $270 to $300 million.(1)  The Company anticipates it will have the ability to fund all capital expenditures in 2002 with internally generated funds.(1)

The Company (excluding HDFS) currently has nominal levels of long-term debt and has available lines of credit of approximately $42.2 million, of which approximately $36.6 million remained available at year-end.

HDFS is financed by operating cash flow, asset-backed securitizations and the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. During 2001, HDFS securitized and sold with limited recourse approximately $988 million of retail installment loans (see Note 4 to the consolidated financial statements for further discussion). Approximately $500 million of commercial paper was outstanding at December 31, 2001. Subject to limitations discussed below, HDFS may issue up to $730 million of short-term commercial paper with maturities up to 270 days.

HDFS has agreements with financial institutions providing bank credit facilities totaling $730 million.  The credit facilities consist of a $350 million revolving term facility due in 2005 and a $380 million 364-day revolving credit facility due September 2002 with approximately $67 million outstanding at December 31, 2001. The Company expects the $380 million credit facility expiring in September 2002 will be renewed or that suitable alternatives exist(1). The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund business operations. Under the terms of the credit facilities, commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined credit facilities. Accordingly, at December 31, 2001, HDFS has $163 million of availability under the commercial paper program. During January 2002, the $380 million 364-day revolving credit facility was increased $20 million to $400 million. In addition, HDFS also has $30 million of senior subordinated notes expiring in 2007, outstanding at December 31, 2001.

In connection with various debt agreements, HDFS has met various operating and financial covenants and remains in compliance at December 31, 2001. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business.

At December 31, 2001, unused lines of credit extended to the HDFS’ wholesale finance customers totaled $231 million.  Approved but unfunded retail finance loans totaled $167 million at December 31, 2001.

HDFS currently offers wholesale financing to the Company’s European motorcycle dealers through a joint venture with another finance company. The joint venture partner provides the majority of the capital for the European wholesale lending program. During 2001, HDFS exercised its option to terminate the joint venture effective August 2002 at which time HDFS will begin serving the wholesale financing needs of the Company’s European dealers. Upon termination of the joint venture, HDFS has the option to purchase the then outstanding portfolio of dealer wholesale loans. Outstanding wholesale loans to European dealers at December 31, 2001 were approximately $43 million.

The Company expects future activities of HDFS will be financed from internally generated funds at HDFS, advances or loans from the Company, revolving credit facilities, and continuation of its subordinated debt, redeemable preferred stock, commercial paper and securitization programs.

In connection with its securitization transactions, HDFS uses Special Purpose Entities (SPEs) considered Qualifying SPEs in accordance with Statement of Financial Accounting Standards (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and, accordingly, are not consolidated.  Under the terms of the Company’s securitzation transactions HDFS sells retail installment loans to an independent securitization trust, with limited recourse (see Note 4 to the consolidated financial statements for further discussion).  The independent securitization trusts or SPEs hold legal title to these loans while HDFS retains servicing rights on the loans until maturity.

The Company has remaining authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company’s outstanding common stock.  In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 2,438,500 and 3,256,200 shares of its common stock during 2001 and 2000, respectively, under this latter authorization.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements, and further disclosure relating to financial instruments is included in Note 11, Fair Value of Financial Instruments.

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries and Japan, as a result of the sales of its products in foreign markets.  Forward foreign exchange contracts are used to hedge against the earnings effects of Euro fluctuations.  At December 31, 2001 and 2000, these contracts represented a combined U.S. dollar equivalent of approximately $124.9 million and $162.3 million, respectively, with maturities of less than one year.  A uniform 10% strengthening in the value of the dollar relative to the currencies underlying these contracts would have resulted in a decrease in the fair market value of the contracts of approximately $13.8 million and $26.2 million at December 31, 2001 and 2000, respectively. Prior to January 1, 2001, unrealized gains and losses on these contracts were deferred and recognized at the time the hedged transaction settled.  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities.”  The effect of adoption was not material.  In accordance with SFAS No. 133, the Euro contracts are designated as cash flow hedges and gains and losses that result from changes in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income. As of December 31, 2001 $.7 million is recorded in other current assets related to the fair value of derivative financial instruments and a $.7 million gain, net of taxes, related to cash flow hedges is recorded in other comprehensive income.

The Company’s foreign currency exposure to the Japanese yen is offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.(1)

HDFS’ earnings are affected by changes in short-term interest rates as a result of its securitization transactions, its borrowings under a bank credit facility and the issuance of commercial paper. HDFS utilizes interest rate swap and treasury rate lock agreements to reduce the impact of fluctuations in interest rates. The differential paid or received under the agreements is recognized as an adjustment to financial services income or interest expense, as applicable.  At December 31, 2001 and 2000, HDFS had no interest rate swap or treasury rate lock agreements outstanding.  This analysis does not take into effect other changes that might occur in the economic environment as a whole due to such changes in short-term interest rates.

(1) Note regarding forward looking statements

The Company intends that certain matters discussed are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or  “estimates” or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 8.  Consolidated financial statements and supplementary data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and

Shareholders

Harley-Davidson, Inc.

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in the index at item 14(a).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin	ERNST & YOUNG LLP
January 14, 2002

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands, except per share amounts)
Net sales	$3,363,414	$2,906,365	$2,452,939
Cost of goods sold	2,183,409	1,915,547	1,617,253
Gross profit	1,180,005	990,818	835,686

Financial services income	181,545	140,135	132,741
Financial services interest and operating expense	120,272	102,957	105,056
Operating income from financial services	61,273	37,178	27,685
Selling, administrative and engineering expense	(578,777)	(513,024)	(447,512)
Income from operations	662,501	514,972	415,859
Gain on sale of credit card business	—	18,915	—
Interest income, net	17,478	17,583	8,014
Other, net	(6,524)	(2,914)	(3,080)
Income before provision for income taxes	673,455	548,556	420,793
Provision for income taxes	235,709	200,843	153,592
Net income	$437,746	$347,713	$267,201

Basic earnings per common share	$1.45	$1.15	$.88
Diluted earnings per common share	$1.43	$1.13	$.86
Cash dividends per common share	$.12	$.10	$.09

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$439,438	$419,736
Marketable securities	196,011	—
Accounts receivable, net	118,843	98,311
Current portion of finance receivables, net	656,421	530,859
Inventories	181,115	191,931
Deferred income taxes	38,993	28,280
Prepaid expenses & other current assets	34,443	28,147
Total current assets	1,665,264	1,297,264

Finance receivables, net	379,335	234,091
Property, plant, and equipment, net	891,820	754,115
Goodwill, net	49,711	54,331
Other assets	132,365	96,603
	$3,118,495	$2,436,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,683	$169,844
Accrued expenses and other liabilities	304,376	238,390
Current portion of finance debt	217,051	89,509
Total current liabilities	716,110	497,743

Finance debt	380,000	355,000
Other long-term liabilities	158,374	81,707
Postretirement health care benefits	89,912	80,666
Deferred income taxes	17,816	15,633

Commitments and contingencies (Note 7)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 324,340,432 and 321,185,567 shares issued in 2001 and 2000, respectively	3,242	3,210
Additional paid-in capital	359,165	285,390
Retained earnings	1,833,335	1,431,017
Accumulated other comprehensive income (loss)	(13,728)	308
	2,182,014	1,719,925
Less:
Treasury stock (21,550,923 and 19,114,822 shares in 2001 and 2000, respectively), at cost	(425,546)	(313,994)
Unearned compensation	(185)	(276)
Total shareholders’ equity	1,756,283	1,405,655
	$3,118,495	$2,436,404

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$437,746	$347,713	$267,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,061	133,348	113,822
Gain on sale of credit card business	—	(18,915)	—
Tax benefit of stock options	44,968	35,876	15,504
Provision for finance credit losses	22,178	9,919	17,919
Deferred income taxes	(3,539)	1,363	11,393
Long-term employee benefits	21,588	4,631	(8,480)
Other	3,500	1,945	1,781
Net changes in current assets and current liabilities	77,761	49,609	12,502
Total adjustments	319,517	217,776	164,441
Net cash provided by operating activities	757,263	565,489	431,642

Cash flows from investing activities:
Net capital expenditures	(290,381)	(203,611)	(165,786)
Finance receivables acquired or originated	(4,387,371)	(3,556,195)	(3,321,382)
Finance receivables collected	3,123,941	2,727,746	2,616,857
Finance receivables sold	987,676	723,928	574,997
Net proceeds from sale of credit card business	—	170,146	—
Purchase of marketable securities	(247,989)	—	—
Sales and redemptions of marketable securities	51,978	—	—
Purchase of Italian distributor	(1,873)	(18,777)	—
Other, net	(7,943)	(14,269)	(4,308)
Net cash used in investing activities	(771,962)	(171,032)	(299,622)

Cash flows from financing activities:
Net (decrease) increase in finance debt	152,542	(16,654)	34,421
Dividends paid	(35,428)	(30,072)	(26,996)
Purchase of common stock for treasury	(111,552)	(126,002)	(130,284)
Issuance of common stock under employee stock plans	28,839	14,592	9,084
Net cash (used in) provided by financing activities	34,401	(158,136)	(113,775)

Net increase in cash and cash equivalents	19,702	236,321	18,245

Cash and cash equivalents:
At beginning of year	419,736	183,415	165,170
At end of year	$439,438	$419,736	$183,415

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999

	Common Stock
	Issued Shares	Balance	Additional paid-in capital	Retained earnings	Other comp- Rehensive Income(loss)	Treasury Balance	Unearned comp- ensation	Total
	(In thousands, except share amounts)
Balance December 31, 1998	316,811,168	$3,168	$210,376	$873,171	$1,128	$(57,133)	$(799)	$1,029,911
Comprehensive income:
Net income	—	—	—	267,201	—	—	—	267,201
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of $355	—	—	—	—	(618)	—	—	(618)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of ($1,562)	—	—	—	—	2,900	—	—	2,900
Minimum pension liability adjustment, net of tax benefit of $3,606		—	—	—	(5,477)	—	—	(5,477)
Comprehensive income								264,006

Dividends	—	—	—	(26,996)	—	—	—	(26,996)
Repurchase of common stock	—	—	—	—	—	(130,284)	—	(130,284)
Cancellation of nonvested stock	—	—	—	—	—	(575)	230	(345)
Amortization of unearned compensation	—	—	—	—	—	—	200	200
Exercise of stock options	1,774,976	16	9,068	—	—	—	—	9,084
Tax benefit of stock options	—	—	15,504	—	—	—	—	15,504
Balance December 31, 1999	318,586,144	$3,184	$234,948	$1,113,376	$(2,067)	$(187,992)	$(369)	$1,161,080
Comprehensive income:
Net income	—	—	—	347,713	—	—	—	347,713
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of $2,412	—	—	—	—	(4,383)	—	—	(4,383)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of ($3,759)	—	—	—	—	6,981	—	—	6,981
Minimum pension liability adjustment, net of tax benefit of $120	—	—	—	—	(223)	—	—	(223)
Comprehensive income								350,088

Dividends	—	—	—	(30,072)	—	—	—	(30,072)
Repurchase of common stock	—	—	—	—	—	(126,002)	—	(126,002)
Amortization of unearned compensation	—	—	—	—	—	—	93	93
Exercise of stock options	2,599,423	26	14,566	—	—	—	—	14,592
Tax benefit of stock options	—	—	35,876	—	—	—	—	35,876
Balance December 31, 2000	321,185,567	$3,210	$285,390	$1,431,017	$308	$(313,994)	$(276)	$1,405,655
Comprehensive income:
Net income	—	—	—	437,746	—	—	—	437,746
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax benefit of $3,308	—	—	—	—	(6,143)	—	—	(6,143)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of $(6,117)	—	—	—	—	11,115	—	—	11,115
Change in fair market value of derivative financial instruments, net of taxes of $(407)	—	—	—	—	668	—	—	668
Minimum pension liability adjustment, net of tax benefit of $11,515	—	—	—	—	(19,676)	—	—	(19,676)
Comprehensive income								423,710

Dividends	—	—	—	(35,428)	—	—	—	(35,428)
Repurchase of common stock	—	—	—	—	—	(111,552)	—	(111,552)
Amortization of unearned compensation	—	—	—	—	—	—	91	91
Exercise of stock options	3,154,865	32	28,807	—	—	—	—	28,839
Tax benefit of stock options	—	—	44,968	—	—	—	—	44,968
Balance December 31, 2001	324,340,432	$3,242	$359,165	$1,833,335	$(13,728)	$(425,546)	$(185)	$1,756,283

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

The Company operates in two principal business segments:  Motorcycles and Related Products (Motorcycles) and Financial Services.  All intercompany accounts and transactions are eliminated, with the exception of certain intersegment transactions occurring between the Motorcycles and Financial Services segments.  The intersegment transactions that occur between HDMC and HDFS relate to interest and fees on wholesale finance receivables; see further discussion of these items in Note 4.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities - The Company has investments in marketable securities consisting primarily of investment-grade debt instruments, with maturities greater three months. The Company classifies these investments as available for sale, thus requiring the Company to carry them at fair value with any unrealized gains or losses reported in other comprehensive income.  At December 31, 2001 the fair value of the securities approximated cost.

Revenue recognition — Net sales includes the sales of motorcycles and related products.  In accordance with the contract terms between the Company and its independent dealers and independent distributors, sales are recorded by the Company when products are shipped and title passes to the independent dealer or distributor.  Provisions for sales incentive programs are recognized as sales reductions at the time of sales recognition.  Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables.  Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail installment sales contracts are deferred and amortized over the estimated life of the contract.  Fees earned on revolving charge transactions were recognized upon assessment.  Insurance commissions are recognized as earned and commissions on the sale of third party extended service contracts are recognized when the contract is written.

Finance receivables credit losses - The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover the losses of principal and accrued interest in the existing portfolio. Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS’ wholesale and other large loan charge off policy is based on a loan-by-loan review which considers the specific borrower’s ability to repay, and the estimated value of any underlying collateral.  Retail revolving charge receivables were charged off at the earlier of 180 days contractually past due or when otherwise deemed to be uncollectible.  Retail installment receivables are generally charged off at 120 days contractually past due.  Repossessed inventory is recorded at net realizable value.

Receivable securitizations — The Company sells retail installment loans through securitization transactions utilizing special purpose entities.  In these transactions the Company retains interest-only strips, servicing rights, and cash reserve account deposits, all of which are retained interests in the securitized receivables. Gain on sale of the receivables depends in part on the original carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.  Retained interests are carried at fair value.  Market quotes are generally not available for retained interests, therefore the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates commensurate with the risks involved.

Investment in retained securitization interests consists of interest-only strip receivables and reserve account deposits and are included in finance receivables.  Interest-only strip receivables represent the present value of the projected future cash flows after the investors in the securitization have received the cash flows for which they have contracted, taking into consideration estimated prepayments, defaults, and servicing costs.  The receivables are reported at fair value and the unrealized gains and losses on those receivables, are reported net of tax, as a component of other comprehensive income.  Unrealized gain as of December 31, 2001 and 2000 was $32.4 million and $15.2 million, or $21.0 million and $9.9 million net of taxes, respectively.

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

Inventories - Inventories are valued at the lower of cost or market.  Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $47.3 million in 2001 and $49.3 million in 2000 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Depreciation - Depreciation of plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

Goodwill - Goodwill represents the excess of the acquisition cost over the fair value of the net assets purchased.  Goodwill was amortized on a straight-line basis over a 15-20 year period.  Beginning January 1, 2002 the Company will no longer amortize its goodwill.  See discussion of goodwill accounting changes under “New accounting standards” below.

Product warranty - Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

Research and development expenses - Research and development expenses were approximately $80.7 million, $75.8 million and $70.3 million for 2001, 2000 and 1999, respectively.

Internal-Use Software -  Costs incurred in connection with developing or obtaining software for internal-use of $21.1 million, $13.9 million and $15.2 million were capitalized during 2001, 2000 and 1999, respectively.

Derivative financial instruments - The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries, as a result of the sales of its products in foreign markets.  The Company utilizes forward foreign currency exchange contracts to manage the risk associated with sales made in the Euro.  These contracts are designated as cash flow hedges and typically have maturities of less than one year. The effectiveness of these hedges is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate and are highly effective.  Gains and losses that result from the change in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income.

HDFS enters into interest rate swapagreements from time to time to reduce the impact of fluctuations in interest rates. The credit risk is the amount of uncollected interest related to the agreements. The differential paid or received under the agreements is recognized as an adjustment to interest expense.  In connection with the securitization of retail receivables, HDFS enters into various interest rate contracts, including treasury rate lock agreements and interest rate swap agreements, to reduce the impact of fluctuations in interest rates. The credit risk is the amount of uncollected interest related to the agreements. The differential paid or received under the agreements is recognized as an adjustment to financial services income. HDFS has no derivatives outstanding at December 31, 2001 and 2000.

The Company’s policy specifically prohibits the use of derivatives for speculative purposes.  The fair values of the Company’s derivative instruments are discussed in Note 11.

Reclassifications - Certain prior year balances have been reclassified in order to conform with current year presentation.

New accounting standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142 “Goodwill and Other Intangible Assets,” which will be effective for the Company January 1, 2002.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  The application of the nonamortization provisions will have a positive effect on net income of approximately $3.5 million on an annual basis, starting in 2002.  The Company does not expect that the required impairment tests on goodwill balances will result in any adjustments material to the earnings and financial position of the Company.

2.  Additional balance sheet and cash flow information

Balance sheet information at December 31, is as follows (in thousands):

	2001	2000
Accounts receivable:
Domestic	$12,395	$10,208
Foreign	106,448	88,103
	$118,843	$98,311

Domestic motorcycle sales are generally floor planned by the purchasing dealers.  Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or floor planned by the purchasing dealers.

The allowance for doubtful accounts deducted from accounts receivable was $2.6 million and $1.8 million at December 31, 2001 and 2000, respectively.

	2001	2000
Inventories:
Components at the lower of FIFO cost or market:
Raw materials and work in process	$80,363	$73,065
Motorcycle finished goods	36,418	37,851
Parts and accessories and general merchandise	81,447	99,840
	198,228	210,756
Excess of FIFO over LIFO cost	17,113	18,825
	$181,115	$191,931

	2001	2000
Property, plant and equipment, at cost:
Land and land improvements	$15,719	$14,181
Buildings and improvements	233,351	227,063
Machinery and equipment	1,200,038	1,000,171
Construction in progress	256,253	183,146
	1,705,361	1,424,561
Less accumulated depreciation	813,541	670,446
	$891,820	$754,115

	2001	2000
Accrued expenses and other liabilities:
Payroll, performance incentives, and related expenses	$118,012	$87,743
Warranty/recalls	23,179	22,464
Dealer incentive programs	33,795	29,022
Product liability	6,592	5,015
Income taxes	65,875	52,180
Other	56,923	41,966
	$304,376	$238,390

2.  Additional balance sheet and cash flow information (continued)

Supplemental cash flow information for the years ended December 31, is as follows (in thousands):

	2001	2000	1999
Net changes in other current assets and current liabilities:

Accounts receivable	$(20,532)	$8,051	$11,709
Inventories	10,816	(18,569)	(13,000)
Prepaid expenses & other current assets	(5,221)	(3,277)	(3,527)
Accounts payable and accrued liabilities	92,698	63,404	17,320
	$77,761	$49,609	$12,502

Cash paid during the period for interest and income taxes is as follows:

Interest	$24,806	$30,270	$28,803
Income taxes	$175,302	$138,417	$122,535

Interest paid includes the interest payments of HDFS which are included in financial services interest and operating expenses.  No interest was capitalized in 2001, 2000 or 1999.

3.  Businesses acquired or sold

In October 2000, the Company acquired the net assets of the Harley-Davidson/Buell motorcycle distribution business of Numero Uno, S.r.l. (located near Milan, Italy), the sole  distributor of the Company’s products in Italy. The new wholly-owned subsidiary distributes the Company’s products through a network of independent dealers in Italy.  The total purchase price was approximately $20.7 million. The transaction was accounted for under the purchase method and resulted in approximately $16.5 million of goodwill.

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

4.  Harley-Davidson Financial Services, Inc.

HDFS is a wholly-owned subsidiary of the Company engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts (primarily motorcycles and aircraft).  HDFS is responsible for all credit and collection activities for the Motorcycles segment’s domestic dealer receivables.  Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners.  HDFS conducts business in the United States, Canada and Europe. The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2001	2000	1999

Interest income	$76,201	$71,414	$78,502
Gain on current year securitizations	45,037	21,529	19,093
Servicing fee income	13,284	10,837	9,259
Insurance commissions	28,744	21,195	16,660
Other income	18,279	15,160	9,227
Financial services income	181,545	140,135	132,741

Interest expense	24,707	30,354	28,686
Provision for credit losses	22,178	9,919	17,919
Operating expenses	73,387	62,684	58,451
Financial services interest and operating expense	120,272	102,957	105,056

Operating income from financial services	$61,273	$37,178	$27,685

Included in other income is income received on the investment in retained securitization interests.

Certain transactions between the Motorcycles and Financial Services segments are not eliminated and are reflected in the condensed statements of operations above.  Included in interest income is approximately $9.3 million, $9.2 million and $6.3 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2001, 2000 and 1999, respectively.  This interest is paid on behalf of HDMC’s independent dealers as an incentive to purchase inventory during the winter months.  Included in other income is approximately $1.9 million, $1.8 million and $1.5 million of fees HDMC paid to HDFS for credit and collection activities on receivables purchased from HDMC during 2001, 2000, and 1999, respectively.

Finance receivables, included in the current and non-current sections of the consolidated balance sheets, originated or purchased by HDFS and owned at December 31, were as follows (in thousands):

	2001	2000
Wholesale	$568,306	$456,926
Retail	344,037	218,534
Investment in retained securitization interests	152,097	100,437
	1,064,440	775,897
Allowance for credit losses	28,684	10,947
	$1,035,756	$764,950

Finance receivables include wholesale loans to dealers and retail loans to consumers.  Wholesale loans to dealers are generally secured by financed inventory or property.  Consumer loans consist of secured installment sales contracts.  Title to vehicles financed by installment sales contracts are held by HDFS.  HDFS owns finance receivables originated in the United States and Canada.

Wholesale finance receivables, related primarily to motorcycles and related parts and accessories sales, are generally contractually due within one year.  Retail finance receivables are primarily related to sales of motorcycles and aircraft.  On December 31, 2001, contractual maturities of finance receivables were as follows (in thousands):

2002	$656,421
2003	79,613
2004	64,096
2005	64,643
2006	60,461
Thereafter	139,206
Total	$1,064,440

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the year ended December 31 are as follows (in thousands):

	2001	2000	1999
Balance at beginning of year	$10,947	$13,945	$9,978
Provision for credit losses	22,178	9,919	17,919
Charge-offs	(4,441)	(7,282)	(13,952)
Sale of revolving charge receivables	—	(5,635)	—
Balance at end of year	$28,684	$10,947	$13,945

The allowance for credit losses pertaining to revolving charge receivables sold during 2000 was reversed and included in the calculation of gain on the sale.

During 2001, 2000 and 1999, the Company sold $987.7 million, $724.0 million and $575.0 million, respectively, of its retail motorcycle installment loans through securitization transactions utilizing special purpose entities. The Company retains servicing rights and has limited recourse in the sale transactions. In conjunction with these sales, HDFS has assets of $152.1 million and $100.4 million representing its retained securitization interests at December 31, 2001 and 2000, respectively. The Company also receives annual servicing fees approximating one percent of the outstanding balance. HDFS serviced with limited recourse $1.5 billion and $1.1 billion of retail installment loans as of December 31, 2001 and 2000, respectively.

The Company’s retained interests, other than servicing rights, are subordinate to investors’ interests.  The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.  The recourse is limited to the Company’s rights to future cash flow and cash reserve account deposits.  The value of the retained interest is subject to credit, prepayment, and interest rate risks impacting securitized retail installment loans of $1.5 billion and $1.1 billion as of December 31, 2001 and 2000, respectively.

Key assumptions used in measuring the retained securitization interests and in calculating the gain on current year securitizations, at the date of the transaction, for securitizations completed in 2001 and 2000 were as follows:

	2001	2000
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%
Weighted-average life (in years)	1.93	1.92
Expected cumulative net credit losses	2.13%	1.93%
Residual cash flows discount rate	12.00%	12.00%

Detailed below for all retained securitization interests at December 31, 2001 and 2000 related to motorcycle loan securitizations completed in 2001 and 2000 and prior years is the sensitivity of the fair value to immediate 10 percent and 20 percent adverse changes in the weighted average key assumptions (dollars in thousands):

	2001	2000
Carrying amount/fair value of retained interests	$152,097	$100,437
Weighted-average life (in years)	1.97	1.93

Prepayment speed assumption (annual rate)

2.50

%

2.50

%

Impact on fair value of 10% adverse change	$(5,500)	$(2,600)
Impact on fair value of 20% adverse change	$(10,600)	$(4,500)

Expected cumulative net credit losses	2.05%	1.89%
Impact on fair value of 10% adverse change	$(4,400)	$(3,600)
Impact on fair value of 20% adverse change	$(8,800)	$(7,200)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	$(2,600)	$(1,100)
Impact on fair value of 20% adverse change	$(5,200)	$(3,900)

These sensitivities are hypothetical and should not be considered to be predictive of future performance.  As the figures indicate, changes in fair value on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently from any change in another assumption.  In reality, changes in one factor may contribute to changes in another, which might magnify or counteract the sensitivities.  Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

The table below summarizes the actual and projected static pool net credit losses for motorcycle loans securitized.  Static pool net credit losses are calculated by summing the actual and projected future net credit losses and dividing them by the original balance of each pool of assets.  The amounts shown in the table below are the weighted average year-end actual and projected static pool net credit loss percentages for all securitizations completed during the years noted.

	Loans Securitized in
	2001	2000	1999	1998	1997
Actual and Projected Static Pool net Credit Losses (%) as of:
December 31, 2001	2.13%	1.95%	1.94%	1.73%	—
December 31, 2000	—	1.90%	1.90%	1.88%	1.79%

The table below summarizes certain cash flows received from and paid to all motorcycle loan securitization trusts during the year ended December 31, 2001 and 2000 (in thousands):

	2001	2000
Proceeds from new securitizations	$956,849	$704,225
Servicing fees received	12,390	9,264
Other cash flows received on retained interests	70,424	45,022
10% Clean-up call repurchase option	(22,537)	(16,756)
Net servicing advances	(586)	(404)

Other cash flows represent total cash flows received from retained interests by the transferor other than servicing fees.  This includes, for example, all cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

As of December 31, 2001 and 2000 managed motorcycle retail installment loans totaled $1.7 billion and  $1.2 billion, respectively, of which $1.5 billion and  $1.1 billion, respectively, are securitized. The principal amount of motorcycle managed loans 60 days or more past due was $24.6 million and $19.4 million at December 31, 2001 and 2000, respectively.  Loans 60 days or more past due are based on end of period total managed loans, excluding those loans reclassified as repossessed inventory.  Credit losses, net of recoveries, of the motorcycle managed loans were $13.3 million and $8.7 million at December 31, 2001 and 2000, respectively.

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2001	2000
Commercial paper	$499,998	$346,703
Revolving credit facility	67,053	67,806
Senior subordinated notes	30,000	30,000
Total finance debt	$597,051	$444,509

HDFS may issue commercial paper of up to $730 million.  Maturities may range up to 270 days from the issuance date.  Outstanding commercial paper may not exceed the liquidity support provided by the unused portion of the Credit Facilities noted below.  The weighted-average interest rate on outstanding commercial paper balances was 1.95% and 6.57% at December 31, 2001 and 2000, respectively.

HDFS has entered into agreements with a group of financial institutions providing bank credit facilities (Credit Facilities) of $730 million.  The Credit Facilities consist of a $380 million, 364-day revolving loan due September 2002 and a $350 million, five-year revolving loan due September 2005. During January 2002, the $380 million, 364-day revolving loan was increased $20 million to $400 million, resulting in total Credit Facilities of $750 million.   At December 31, 2000, HDFS had Credit Facilities of $700 million.  The primary uses of the Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR) or other short-term rate indices, depending on the type of advance.

At December 31, 2001, and 2000, HDFS had $30 million of 6.79% Senior Subordinated Notes (Notes) outstanding due in 2007.  The Notes provide for semi-annual interest payments, and principal at maturity.  HDFS has met various operating and financial covenants and remains in compliance at December 31, 2001.

During 2000, HDFS entered into a $50 million uncommitted credit facility at market rates of interest.  During 2001, HDFS canceled the credit facility.  HDFS did not borrow under this facility in 2001 or 2000.

Long-term finance debt included on the balance sheet at December 31, 2001 consists of the $350 million, five-year revolving loan due September 2005 and the $30 million senior subordinated notes.

The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants.  Support may be provided either as capital contributions or loans at the Company’s option.

5.  Notes payable and letters of credit

As of December 31, 2001 and 2000, the Company had unsecured lines of credit totaling approximately $42.2 million and  $45.0 million, respectively, of which approximately $36.6 million and $36.9 million, respectively, remained available.

At December 31, 2001 and 2000, the Company had outstanding letters of credit of  $3.8 million and $5.2 million, respectively.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

6. Income taxes

Provision for income taxes for the years ended December 31, consists of the following (in thousands):

	2001	2000	1999
Current:
Federal	$207,768	$171,405	$117,612
State	24,723	19,345	15,890
Foreign	6,757	8,730	8,697
	239,248	199,480	142,199
Deferred:
Federal	(3,680)	1,088	9,899
State	(629)	329	1,788
Foreign	770	(54)	(294)
	(3,539)	1,363	11,393
Total	$235,709	$200,843	$153,592

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2001	2000	1999
Provision at statutory rate	35.0%	35.0%	35.0%
Goodwill write-off/amortization	0.1	1.1	0.3
Foreign income taxes	0.3	0.4	0.6
Foreign tax credits	(0.2)	(0.4)	(0.6)
State taxes, net of federal benefit	2.2	1.7	2.8
Foreign sales corporation	(0.7)	(0.7)	(0.9)
Other	(1.7)	(0.5)	(0.7)
Provision for income taxes	35.0%	36.6%	36.5%

Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2001	2000
Deferred tax assets:
Accruals not yet tax deductible	$52,948	$41,493
Pension and postretirement health care benefit obligation	50,414	35,402
Other, net	2,275	2,387
	105,637	79,282
Deferred tax liabilities:
Depreciation, tax in excess of book	(62,836)	(50,618)
Pension obligation	(6,440)	(7,005)
Other, net	(15,184)	(9,012)
	(84,460)	(66,635)
Net deferred tax asset	$21,177	$12,647

7.  Commitments and contingencies

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the extent of the environmental contamination at the Facility, it has been working with the Pennsylvania Department of Environmental Protection in undertaking certain investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with investigation and remediation activities at the Facility (response costs). The trust administers the payment of the response costs at the Facility as covered by the Agreement.  Recently, the United States Environmental Protection Agency (EPA) has advised the Company that it considers some of the Company’s remediation activities at the Facility to be subject to the EPA’s corrective action programs and has offered the Company the option of addressing corrective action under a Facility lead agreement.  The objectives and procedures for facility lead corrective action are consistent with the investigation and remediation already being conducted under the Agreement with the Navy.  Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company’s Agreement with the Navy, the Company estimates that it will incur approximately $5.0 million of future response costs at the Facility. The Company has established reserves for this amount. The Company’s estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.  Response costs are expected to be incurred over a period of several years, ending in 2009.

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

8.  Employee benefit plans and other postretirement benefits

The Company has several noncontributory defined benefit pension plans and several postretirement health care benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental executive retirement plan agreements (SERPA) with certain executive officers which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.

Pension benefits are based primarily on years of service and, for certain plans, levels of compensation. Employees are eligible to receive postretirement health care benefits upon attaining age 55 after rendering at least 10 years of service to the Company. The Company’s postretirement health care plans are currently funded as claims are submitted. Some of the plans require employee contributions to offset benefit costs.

	Pension and SERPA		Postretirement Health Care Benefits
	2001	2000	2001	2000
	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$367,534	$291,185	$96,066	$70,597
Service cost	19,060	15,554	5,473	3,480
Interest cost	30,674	23,054	7,943	5,516
Plan amendments	26,512	36,287	—	12,550
Actuarial losses	14,001	6,855	41,570	7,510
Plan participant’s contributions	4,883	4,218	—	—
Benefits paid	(11,983)	(9,619)	(4,394)	(3,587)
Benefit obligation, September 30	450,681	367,534	146,658	96,066

Change in plan assets:
Fair value of plan assets, beginning of year	372,841	264,160	—	—
Actual return on plan assets	(94,917)	101,280	—	—
Company contributions	19,294	12,802	4,394	3,587
Plan participant contributions	4,883	4,218	—	—
Benefits paid	(11,983)	(9,619)	(4,394)	(3,587)
Fair value of plan assets, September 30	290,118	372,841	—	—

Funded status of the plans:
Benefit obligation (under) over plan assets	160,563	(5,307)	146,658	96,066
Unrecognized prior service cost	(75,813)	(55,670)	(10,592)	(11,138)
Unrecognized net gain (loss)	(89,051)	49,295	(44,783)	(3,313)
Minimum pension liability:
Intangible asset	71,943	23,715	—	—
Accumulated other comprehensive income	40,863	9,672	—	—
Accrued benefit cost, September 30	108,505	21,705	91,283	81,615
Fourth quarter contributions	—	—	(1,371)	(949)
Accrued benefit cost, December 31	$108,505	$21,705	$89,912	$80,666

Amounts recognized in the Statement of Financial Position, December 31:
Accrued benefit liability	$108,750	$36,816	$89,912	$80,666
Prepaid benefit cost	(245)	(15,111)	—	—
Net amount recognized	$108,505	$21,705	$89,912	$80,666

The fair value of pension plan assets was $331 million at December 31, 2001.  The variation in the fair value of pension plan assets from September 30 to December 31, is primarily the result of changes in the market value of the underlying investments.

Amounts applicable to the Company’s pension and SERPA plan(s) with accumulated benefit obligations in excess of plan assets at December 31 (in thousands):

	2001	2000
Projected benefit obligation	$315,250	$148,923
Accumulated benefit obligation	$288,994	$133,287
Fair value of plan assets	$195,411	$104,177

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Health Care Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$19,060	$15,554	$12,215	5,473	$3,480	$2,921
Interest cost	30,674	23,054	19,763	7,943	5,516	4,774
Expected return on plan assets	(30,746)	(25,102)	(19,457)	—	—	—
Amortization of unrecognized:
Net transition asset	—	(131)	(336)	—	—	—
Prior service cost	6,368	2,668	2,668	546	(238)	(238)
Net (gain) loss	1,325	1,862	4,563	100	(94)	(362)
Net periodic benefit cost	$26,681	$17,905	$19,416	$14,062	$8,664	$7,095

Weighted-average assumptions as of September 30:
Discount rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Expected return on plan assets	10.5%	10.5%	10.3%	n/a	n/a	n/a
Rate of compensation increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

Included in the pension plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2001 and 2000.  The market value of these shares at December 31, 2001 and 2000 was $69.2 million and $50.6 million, respectively.  Company policy limits the value of its stock to 25% of pension plan assets.  Dividends paid on shares of the Company’s stock were approximately $153,000 and $127,000 during 2001 and 2000, respectively.

The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans in 2001 was 12% and is assumed to decrease gradually to a constant level of 6% by 2007. This assumption can have a significant effect on the amounts reported.  A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percent Increase	1-Percent Decrease
Total of service and interest cost components in 2001	$1,704	$1,454
Postretirement benefit obligation as of September 30, 2001	$15,994	$14,799

The Company has various defined contribution benefit plans which in total cover substantially all full-time employees.  Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.  The Company accrued $4.4 million, $3.3 million and $3.2 million for matching contributions during 2001, 2000 and 1999, respectively.

9.  Capital stock

The Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 2,438,500 and 3,256,200 shares of its common stock during 2001 and 2000, respectively, under this authorization.

In addition, the Board of Directors has also separately authorized the Company to repurchase up to 16 million shares of the Company’s outstanding common stock.  To date, the Company has repurchased 6,600,000 shares of its common stock, and as a result, the Company has 9,400,000 shares available to repurchase under this authorization.

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

The Preferred Stock is reserved for issuance in connection with the Company’s outstanding Preferred Stock purchase rights (Rights). On February 17, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date. Under certain conditions, each Right entitles the holder to purchase one ten-thousandth of a share of Preferred Stock at an exercise price of $175, subject to adjustment. The Rights are only exercisable if a person or group has (i) acquired 15% or more of the outstanding common stock or (ii) has announced an intention to acquire 25% or more of the outstanding common stock (either (i) or (ii), a “Triggering Event”). If there is a 15% acquiring party, then each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

In addition, prior to the acquisition of 50% or more of the outstanding common stock by an acquiring party, the Board of Directors of the Company may exchange the Rights (other than the Rights of an acquiring party which have become void), in whole or in part, at an exchange ratio of one share of common stock or one ten-thousandth of a share of Preferred Stock (or a share of the Company’s preferred stock having equivalent rights, privileges, and preferences) per Right, subject to adjustment. The Rights expire upon the close of business on August 20, 2010, subject to extension.

The Company has a nonvested stock plan under which plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding ten years. Participants may vest in certain amounts of the nonvested stock upon death, disability or retirement as described in the plan.

Unearned compensation was charged for the market value of the nonvested shares on the date of grant and is being amortized over the restricted period or reversed upon cancellation. The unamortized unearned compensation value is shown as a reduction of shareholders’ equity in the accompanying consolidated balance sheets.

Information with respect to the nonvested shares of stock outstanding, and the market value of those shares on the date of grant, is as follows:

	2001	2000	1999
Outstanding at beginning of year at $6.74 to $8.77 per share	160,000	240,000	305,600
Nonvested shares cancelled at $8.77 per share	—	—	(65,600)
Nonvested shares vested at $6.74 per share	—	(80,000)	—
Total shares outstanding at end of year at $6.74 per share	160,000	160,000	240,000

Income (expense) recognized for the years ended December 31, 2001, 2000 and 1999 in connection with this nonvested stock plan was $(.1), $(.1) million and $.1 million, respectively.

The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights.  The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four year period with the first 25 percent becoming exercisable one year after the date of grant.  The options expire ten years from the date of grant. The number of shares of common stock available for future grants under such plans were 5.7 million and 6.8 million at December 31, 2001 and 2000, respectively.

The following table summarizes the transactions of the Stock Option Plan for the years ended December 31:

	2001		2000		1999
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Options outstanding at beginning of year	10,325,155	$15.12	11,516,560	$10.62	12,107,606	$7.93
Options granted	1,511,131	$43.44	1,495,740	$33.67	1,507,140	$25.82
Options exercised	(3,154,865)	$9.10	(2,599,423)	$5.54	(1,774,976)	$4.80
Options cancelled	(153,393)	$31.00	(87,722)	$22.66	(323,210)	$13.02
Options outstanding at end of year	8,528,028	$22.09	10,325,155	$15.12	11,516,560	$10.62
Weighted-average fair value of options granted during the year	$16.67		$13.72		$10.23
Number of options exercisable at end of year	4,913,824	$13.38	6,524,006	$9.53	7,557,454	$7.03

(1) Represents a weighted-average exercise price.

Options outstanding at December 31, 2001:

Price range	Weighted-Average Contractual life	Options	Weighted-Average Exercise Price
$4.64 to $10	3.1 years	2,008,188	$7.28
$10.01 to $20	5.7 years	2,383,664	$12.77
$20.01 to $30	7.1 years	1,301,562	$25.74
$30.01 to $40	8.3 years	1,613,380	$34.46
$40.01 to $50	9.1 years	1,221,234	$44.42
		8,528,028

As is permitted under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to account for employee stock compensation (e.g., nonvested stock and stock options) in accordance with APB Opinion 25 (APB 25), “Accounting for Stock Issued to Employees.”  Under APB 25, the total compensation expense recognized is equal to the difference between the award’s exercise price and the underlying stock’s market price at the measurement date.  SFAS 123 calculates the total compensation expense to be recognized as the fair value of the award at the date of grant for effectively all employee awards.

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2001	2000	1999
Pro forma net income	$425,949	$338,457	$260,459
Pro forma earnings per share:
Basic	$1.41	$1.12	$.85
Diluted	$1.39	$1.10	$.84

In determining the effect of SFAS 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 2001, 2000 and 1999 : risk-free interest rate of approximately 5%, 7% and 6%, respectively; dividend yield of  .2%, .3% and .3%, respectively; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of two years from the vesting date.  Forfeitures are recognized as they occur.  These pro forma calculations only include the effects of grants made in 1995 and thereafter.

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (In thousands, except per share amounts):

	2001	2000	1999
Numerator
Net income used in computing basic and diluted earnings per share	$437,746	$347,713	$267,201
Denominator
Denominator for basic earrings per share — weighted-average common shares	302,506	302,691	304,748
Effect of dilutive securities — employee stock options and nonvested stock	3,742	4,779	4,966
Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	306,248	307,470	309,714
Basic earnings per share	$1.45	$1.15	$.88
Diluted earnings per share	$1.43	$1.13	$.86

11.  Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, debt, interest rate swaps, treasury rate locks and forward foreign exchange contracts.  The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.  The fair value of marketable securities is based primarily on quoted market prices which approximated cost at December 31, 2001.

None of the Company’s debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.  See Note 4 for the terms and carrying values of the Company’s various debt instruments.

During 2001 and 2000 the Company entered into forward foreign currency exchange contracts to hedge its sales transactions denominated in the Euro. At December 31, 2001 and 2000 the U.S. dollar equivalent of these contracts was approximately $124.9 million and $162.3 million, respectively.  Prior to January 1, 2001, unrealized gains and losses on these contracts were deferred and recognized at the time the hedged transaction settled.  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (as amended), “Accounting for Derivative Financial Instruments and Hedging Activities.”  The effect of adoption was not material.  In accordance with SFAS No. 133 forward contracts, which typically have maturities of less than one year, are designated as cash flow hedges. During 2001, these hedges were highly effective throughout the year, and as a result, no material gain or loss was recorded for ineffectiveness.  Gains and losses that resulted from changes the in the fair value of the cash flow hedges, which were not material, were initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affected income.  As of December 31, 2001 $.7 million is recorded in other current assets related to the fair value of derivative financial instruments and a $.7 million gain, net of taxes, related to cash flow hedges is recorded in other comprehensive income.

HDFS has utilized interest rate swap and treasury rate lock agreements to reduce the impact of fluctuations in interest rates.  At December 31, 2001 and 2000, HDFS had no interest rate swaps or treasury rate locks outstanding.

12. Business segments and foreign operations

(a)     Business segments

The Company operates in two business segments: Motorcycles and Related Products and Financial Services.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately based on the fundamental differences in their operations.

The Motorcycles and Related Products (Motorcycles) segment consists primarily of the Company’s wholly-owned subsidiary, H-D Michigan, Inc., its wholly-owned subsidiaries doing business as Harley-Davidson Motor Company and Buell Motorcycle Company.  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and sport motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel.  The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986.  The Company holds a smaller market share in the European and Japanese markets, which are smaller markets than the United States.

The Financial Services segment consists of the Company’s wholly owned subsidiary, Harley-Davidson Financial Services, Inc.  HDFS is engaged in the business of financing and servicing wholesale inventory receivables, consumer retail installment sales contracts (primarily motorcycles and aircraft). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2001	2000	1999
Net sales and Financial Services income:
Motorcycles and Related Products net sales	$3,363,414	$2,906,365	$2,452,939
Financial Services income	181,545	140,135	132,741
	$3,544,959	$3,046,500	$2,585,680
Income from operations:
Motorcycles and Related Products	$613,311	$487,485	$397,601
Financial Services	61,273	37,178	27,685
General corporate expenses	(12,083)	(9,691)	(9,427)
	$662,501	$514,972	$415,859

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles And Related Products	Financial Services	Corporate	Consolidated
2001
Identifiable assets	$1,385,932	$1,096,239	$636,324	$3,118,495
Depreciation and amortization	146,260	6,618	183	153,061
Net capital expenditures	285,023	5,193	165	290,381

2000
Identifiable assets	$1,158,813	$856,961	$420,630	$2,436,404
Depreciation and amortization	127,085	6,012	251	133,348
Net capital expenditures	199,306	4,177	128	203,611

1999
Identifiable assets	$1,058,934	$868,711	$184,432	$2,112,077
Depreciation and amortization	107,737	5,813	272	113,822
Net capital expenditures	162,071	3,565	150	165,786

 (b)  Geographic information

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2001	2000	1999
Net sales (1):
United States	$2,766,391	$2,320,991	$1,915,631
Europe	301,729	285,372	274,737
Japan	141,181	148,684	135,589
Canada	96,928	93,352	80,271
Other foreign countries	57,185	57,966	46,711
	$3,363,414	$2,906,365	$2,452,939
Long-lived assets (2):
United States	$1,021,946	$856,746	$775,764
Other foreign countries	33,234	27,844	8,948
	$1,055,180	$884,590	$784,712

(1)Net sales are attributed to geographic regions based on location of customer.

(2)Long-lived assets include all long-term assets except those specifically excluded under SFASNo. 131, such as deferred income taxes and finance receivables.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 25, 2001	Mar 26, 2000	June 24, 2001	June 25, 2000	Sep 23, 2001	Sep 24, 2000	Dec 31, 2001	Dec 31, 2000
	(In millions, except per share data)
Net sales	$767.3	$681.1	$850.9	$755.0	$850.8	$714.1	$894.4	$756.2
Gross profit	263.1	231.3	295.0	257.1	302.3	239.6	319.6	262.8
Net income	92.0	80.2	115.6	90.6	111.7	83.0	118.4	93.9

Earnings per common share:
Basic	$.30	$.26	$.38	$.30	$.37	$.27	$.39	$.31
Diluted	$.30	$.26	$.38	$.29	$.36	$.27	$.39	$.31

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and executive officers of the registrant

The information included or to be included in the Company’s definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2001 (the Proxy Statement), under the captions “1-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

Item 11. Executive compensation

The information included or to be included in the Proxy Statement under the caption “Executive Compensation” (except the information from and after the caption “Board of Directors Human Resources Committee Report on Executive Compensation”) is incorporated by reference herein.

Item 12. Security ownership of certain beneficial owners and management

The information included or to be included in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference herein.

Item 13. Certain relationships and related transactions

The information included or to be included in the Proxy Statement under the caption “Certain Transactions” is incorporated by reference herein.

PART IV

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

[Item 14(a) 1 and 2]

Consolidated statements of income for each of the three years in the period ended December 31, 2001

Consolidated balance sheets at December 31, 2001 and 2000

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2001

Notes to consolidated financial statements

Consolidated financial statement schedules for each of the three years in the period ended December 31, 2001

II - Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIST OF EXHIBITS

[Items 14(a)(3) and 14(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation

3.2	By-Laws

4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000

4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein

10.2*	1988 Stock Option Plan as amended through August 20, 1997

10.3*	1990 Stock Option Plan as amended through December 9, 1998

10.4*	1995 Stock Option Plan as amended through December 8, 1999

10.5*	1998 Director Stock Plan

10.6*	Form of Transition Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Russell, Sutton and Ziemer, Ms. Lione and Ms. Zarcone.

10.7*	Deferred Compensation Plan

10.8*	Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione

10.9*	Harley-Davidson, Inc. Corporate Short Term Incentive Plan

10.10*	Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin

10.11*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione.

10.12*	Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Mssrs. Bleustein, Ziemer and McCaslin.

10.13*	Harley-Davidson Pension Benefit Restoration Plan

10.14*	Description of post-retirement life insurance equivalent

10.15*	1998 Stock Option Plan

*                                         Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

LIST OF EXHIBITS

[Items 14(a)(3) and 14(c)]

Exhibit No.	Description

10.16*	Employment Agreement between the Registrant and Ms. Zarcone

10.17*	2001 York Hourly- Paid Employees Stock Option Plan

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

*              Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2000 and 1999

Classification	Balance at Beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
	(In thousands)
Accounts receivable—Allowance for doubtful accounts:

2001	$1,779	$840	$—	$2,619

2000	1,796	454	(471)	1,779

1999	1,866	16	(86)	1,796

Finance receivables—Allowance for doubtful accounts(2):

2001	$10,947	$22,178	$(4,441)	$28,684

2000	13,945	9,919	(12,917)	10,947

1999	9,978	17,919	(13,952)	13,945

Inventories—Allowance for obsolescence(3):

2001	$9,788	$7,347	$(4,098)	$13,037

2000	10,668	3,378	(4,258)	9,788

1999	8,301	4,887	(2,520)	10,668

(1)          Deductions represent amounts written off to the reserve, net of recoveries.

(2)          The finance receivables allowance for doubtful accounts includes a $5.6 million deduction, in 2000, related to reversal of allowances for revolving charge receivables sold in connection with the sale of the Harley-Davidson® Chrome Visa® Card business.

(3)          Stated in last-in, first-out (LIFO) cost.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

HARLEY-DAVIDSON, INC.

By:	/S/ Jeffrey L. Bleustein
Jeffrey L. Bleustein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

Name	Title

/S/ Jeffrey L. Bleustein	Chairman, Chief Executive Officer and Director
Jeffrey L. Bleustein	(Principal executive officer)

/S/ James L. Ziemer	Vice-President and Chief Financial Officer
James L. Ziemer	(Principal financial officer)

/S/ James M. Brostowitz	Vice-President/Controller and Treasurer
James M. Brostowitz	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Richard J. Hermon-Taylor	Director
Richard J. Hermon-Taylor

/S/ Donald A. James	Director
Donald A. James

/S/ Richard G. LeFauve	Director
Richard G. LeFauve

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ James A. Norling	Director
James A. Norling

/S/ Richard F. Teerlink	Director
Richard F. Teerlink

INDEX TO EXHIBITS

[Items 14(a)(3) and 14(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on form 10K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws

4.1

Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2

Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2000 (File No. 1-9183))

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-5871))

10.2*

Harley-Davidson, Inc. 1988 Stock Option Plan as amended through August 20, 1997 (incorporated herein by reference to Exhibit 10.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9183))

10.3*

Harley-Davidson, Inc. 1990 Stock Option Plan as amended through December 9, 1998 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2000 (File No. 1-9183))

10.4*

Harley-Davidson, Inc. 1995 Stock Option Plan as amended through December 8, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2000 (File No. 1-9183))

10.5*	Harley-Davidson, Inc. 1998 Director Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-8 (File No. 333-51741))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 14(a)(3) and 14(c)]

Exhibit No	Description

10.6*

Form of Transition Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Russell, Sutton and Ziemer, Ms. Lione and Ms. Zarcone. (incorporated herein by reference to Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.7*	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2000 (File No. 1-9183))

10.8*

Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.9*

Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9183))

10.10*

Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.11*

Form of Severance Benefits Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione. (incorporated herein by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.12*

Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.13*

Harley-Davidson Pension Benefit Restoration Plan  (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.14*

Description of post-retirement life insurance equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

INDEX TO EXHIBITS

[Items 14(a)(3) and 14(c)]

Exhibit No.	Description

10.15*	1998 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-8 (File No. 333-75347))

10.16*

Employment Agreement between the Registrant and Ms. Zarcone (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))

10.17*

2001 York Hourly- Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2000 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

*                                         Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated