Form 10-Q
period 2002-06-30
HARLEY DAVIDSON INC
filed 2002-08-12
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

         or

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

Common Stock Outstanding as of August 7, 2002: 302,313,368  Shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                       For the Quarter Ended June 30, 2002



                                                                           Page
                                                                           ----
Part I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Income                       3

            Condensed Consolidated Balance Sheets                             4

            Condensed Consolidated Statements of Cash Flows                   5

            Notes to Condensed Consolidated Financial Statements            6-9


   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10-19

   Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk                                                             20

Note regarding forward looking statements                                    20

Part II.  Other Information


   Item 1.  Legal Proceedings                                                21

   Item 4.  Submission of Items to a Vote of Security Holders                21

   Item 5.  Other Information                                                22

   Item 6.  Exhibits and Reports on Form 8-K                                 22

   Signatures                                                                23

   Exhibit Index                                                             24

                                  PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
-------  ---------------------------------

                                      Harley-Davidson, Inc.
                           Condensed Consolidated Statements of Income
                                           (Unaudited)
                             (In thousands, except per share amounts)

                                                Three-months ended           Six-months ended
                                                ------------------           ----------------
                                              June 30,      June 24,      June 30,      June 24,
                                                2002          2001          2002          2001
                                             ----------    ----------    ----------    ----------

Net sales                                    $1,001,094    $  862,309    $1,928,939    $1,639,250
Cost of goods sold                              666,006       573,614     1,278,574     1,096,657
                                             ----------    ----------    ----------    ----------
Gross profit                                    335,088       288,695       650,365       542,593

Financial services income                        60,149        52,020       101,840        84,954
Financial services interest and operating
 expense                                         23,109        28,934        52,649        56,889
                                             ----------    ----------    ----------        ------
Operating income from financial services         37,040        23,086        49,191        28,065

Operating expenses                              155,811       138,671       301,516       259,815
                                             ----------    ----------    ----------    ----------
Income from operations                          216,317       173,110       398,040       310,843
Interest income, net                              4,415         4,794         6,661         9,593
Other income (expense), net                        (366)          (17)       (1,131)         (937)
                                             ----------    ----------    ----------    ----------
Income before provision for income taxes        220,366       177,887       403,570       319,499
Provision for income taxes                       76,025        62,260       139,231       111,824
                                             ----------    ----------    ----------    ----------
Net income                                   $  144,341    $  115,627    $  264,339    $  207,675
                                             ==========    ==========    ==========    ==========
Earnings per common share:
   Basic                                           $.48          $.38          $.87          $.69
                                                   ====          ====          ====          ====
   Diluted                                         $.47          $.38          $.87          $.68
                                                   ====          ====          ====          ====
Weighted-average common shares
 outstanding:
   Basic                                        302,209       302,621       302,341       302,285
                                                =======       =======       =======       =======
   Diluted                                      305,194       306,569       305,405       306,233
                                                =======       =======       =======       =======
Cash dividends per share                          $.035         $.030         $.065         $.055
                                                  =====         =====         =====         =====


                                     See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     June 30,      Dec. 31,       June 24,
                                       2002          2001           2001
                                   -----------    ----------    -----------
                                   (Unaudited)                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents       $  524,049     $  439,438    $  546,656
   Marketable securities              203,246        196,011             -
   Accounts receivable, net           150,728        118,843       136,781
   Finance receivables, net           609,730        656,421       545,883
   Inventories (Note 2)               203,255        181,115       177,678
   Other current assets                88,371         73,436        63,025
                                   ----------     ----------    ----------
Total current assets                1,779,379      1,665,264     1,470,023

Finance receivables, net              519,935        379,335       452,247
Property, plant and equipment,
 net                                  924,337        891,820       774,749
Goodwill                               51,382         49,711        51,084
Other assets                          130,823        132,365        94,198
                                   ----------     ----------    ----------
                                   $3,405,856     $3,118,495    $2,842,301
                                   ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
   Accounts payable                $  233,725     $  194,683    $  186,611
   Accrued expenses and other
    liabilities                       401,206        304,376       290,893
   Current portion of finance
    debt                              147,837        217,051       192,044
                                   ----------     ----------    ----------
Total current liabilities             782,768        716,110       669,548

Finance debt                          380,000        380,000       355,000
Other long-term liabilities           177,239        176,190       101,911
Post-retirement health care
 benefits                              97,414         89,912        85,148

Contingencies (Note 6)                                                   -

Total shareholders' equity          1,968,435      1,756,283     1,630,694
                                   ----------      ---------    ----------
                                   $3,405,856     $3,118,495    $2,842,301
                                   ==========     ==========    ==========


                             See accompanying notes.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             Six-months Ended

                                                       June 30,       June 24,
                                                         2002           2001
                                                     -----------    -----------

Cash flows from operating activities:
   Net income                                        $   264,339    $   207,675
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                        87,514         72,811
      Tax benefit of stock options                         8,058         20,507
      Provision for finance credit losses                  3,207          7,678
      Long-term employee benefits                         12,266          7,137
      Other, net                                           2,690          1,435
      Net changes in current assets and current
       liabilities                                        49,084         40,063
                                                     -----------    -----------
Net cash provided by operating activities                427,158        357,306

Cash flows from investing activities:
   Purchase of property and equipment                   (122,461)       (92,072)
   Finance receivables acquired or originated         (2,697,748)    (2,169,130)
   Finance receivables collected                       1,930,046      1,567,981
   Finance receivables sold                              679,324        366,000
   Purchase of marketable securities                    (474,572)             -
   Sales and redemptions of marketable securities        467,337              -
   Other, net                                             13,804         (3,325)
                                                     -----------    -----------
Net cash used in investing activities                   (204,270)      (330,546)

Cash flows from financing activities:
   Net increase (decrease) in finance debt               (69,214)       102,535
   Dividends paid                                        (19,975)       (16,963)
   Purchase of common stock for treasury                 (56,814)             -
   Issuance of common stock under employee
    stock plans                                            7,726         14,588
                                                     -----------    -----------
Net cash provided by (used in) financing
 activities                                             (138,277)       100,160

Net increase in cash and cash equivalents                 84,611        126,920

Cash and cash equivalents:
   At beginning of period                                439,438        419,736
                                                     -----------    -----------
   At end of period                                  $   524,049    $   546,656
                                                     ===========    ===========


                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 30, 2002 and June 24, 2001 and the results of operations for the three- and six-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Inventories
--------------------
The Company values its inventories at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Inventories consist of the following (in thousands):

                                          June 30,     Dec. 31,      June 24,
                                            2002         2001          2001
                                          --------     --------      --------
Components at the lower of cost,
 first-in, First-out (FIFO), or
 market:
   Raw material & work-in-process         $ 79,664     $ 80,363      $ 65,880
   Motorcycle finished goods                53,228       36,418        42,929
   Parts & accessories and general
    merchandise                             87,976       81,447        88,194
                                          --------     --------      --------
                                           220,868      198,228       197,003
Excess of FIFO over LIFO                    17,613       17,113        19,325
                                          --------     --------      --------
                                          $203,255     $181,115      $177,678
                                          ========     ========      ========

Note 3 - Business Segments
--------------------------
The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services, which consists of the Company's subsidiary, Harley-Davidson , Inc. (HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                Three-months ended           Six-months ended
                                                ------------------           ----------------
                                              June 30,      June 24,      June 30,      June 24,
                                                2002          2001          2002          2001
                                             ----------    ----------    ----------    ----------

Net sales                                    $1,001,094    $  862,309    $1,928,939    $1,639,250
Gross profit                                    335,088       288,695       650,365       542,593
Operating expenses                              152,167       134,697       294,317       253,039
                                             ----------    ----------    ----------    ----------
   Operating income from motorcycles
     & related products                         182,921       153,998       356,048       289,554

Financial services income                        60,149        52,020       101,840        84,954
Financial services interest and
 operating expense                               23,109        28,934        52,649        56,889
                                             ----------    ----------    ----------    ----------
   Operating income from financial
    services                                     37,040        23,086        49,191        28,065

Corporate expenses                                3,644         3,974         7,199         6,776
                                             ----------    ----------    ----------    ----------
  Income from operations                     $  216,317    $  173,110    $  398,040    $  310,843
                                             ==========    ==========    ==========    ==========


Note 4 - Earnings Per Share
---------------------------
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                Three-months ended           Six-months ended
                                                ------------------           ----------------
                                              June 30,      June 24,      June 30,      June 24,
                                                2002          2001          2002          2001
                                             ----------    ----------    ----------    ----------

Numerator
---------
Net income used in computing
 basic and diluted earnings per share        $  144,341    $  115,627    $  264,339    $  207,675
                                             ==========    ==========    ==========    ==========

Denominator
Denominator for basic earnings per share
 - weighted-average common shares               302,209       302,621       302,341       302,285
Effect of dilutive securities - employee
 stock options and nonvested stock                2,985         3,948         3,064         3,948
                                             ----------    ----------    ----------    ----------
Denominator for diluted earnings per
 share - adjusted weighted-average shares       305,194       306,569       305,405       306,233
                                             ==========    ==========    ==========    ==========

Basic earnings per share                           $.48          $.38          $.87          $.69
                                                   ====          ====          ====          ====

Diluted earnings per share                         $.47          $.38          $.87          $.68
                                                   ====          ====          ====          ====

Note 5 - Comprehensive Income
-----------------------------
Total comprehensive income was approximately $151.4 million and $115.7 million for the three-month periods ended June 30, 2002 and June 24, 2001, respectively. Total Comprehensive income is comprised of net income, foreign currency translation adjustments, the change in net unrealized gains on investment in retained securitization interests and the change in the fair market value of derivative instruments designated as hedges of forecasted cash flows. Total comprehensive income for the six-month periods ended June 30, 2002 and June 24, 2001 was $273.1 million and $206.9 million, respectively.

Note 6 - Contingencies
----------------------
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the Facility, it has been working with the Pennsylvania Department of Environmental Protection in undertaking certain environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the Facility (response costs). The trust administers the payment of the response costs at the Facility as covered by the Agreement. Recently, the United States Environmental Protection Agency (EPA) advised the Company that it considers some of the Company's remediation activities at the Facility to be subject to the EPA's corrective action program and has offered the Company the option of addressing corrective action under a facility lead agreement. The objectives and procedures for facility lead corrective action are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company has agreed to participate in EPA's corrective action program. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's Agreement with the Navy, the Company estimates that it will incur approximately $5.0 million of future response costs at the Facility. The Company has established reserves for this amount. The Company's estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of several years, ending in 2009.

Note 7 - Pension Plans
----------------------
The Company has several noncontributory defined benefit pension plans which cover substantially all employees of the Motorcycles segment. During the second quarter of 2002, the Company adjusted its long-term expected rate of return on pension assets from 10.5% to 8.5% as a result of current and projected market conditions. This change resulted in a $3 million pre-tax charge to operations in the second quarter of 2002. The remaining impact of this change in 2002 is approximately $3 million and will be charged to operations over the last six-months of 2002.

Note 8- Goodwill
----------------
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which became effective for the Company January 1, 2002. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. The Company has assessed the impact of the new standard on its goodwill balances in accordance with the provisions of the standard. There were no adjustments recorded as a result of the Company's review of goodwill balances. At December 31, 2001, total goodwill related to the Company's Motorcycles and Related Products and Financial Services segments was approximately $20.9 million and $28.8 million, respectively. Total goodwill amortization for 2001 was approximately $3.5 million, of which approximately $1.8 million was recorded as of June 24, 2001.

Note 9  - Reclassifications
---------------------------
Certain prior year amounts have been reclassified to conform to the current year presentation. Prior year shipping and handling fees totaling $17.0 million for the second quarter and $31.1 million for the six-months ended June 24, 2001 were reclassified from cost of sales to net sales. Sales incentive expense totaling $6.3 million for the second quarter of 2001 and $15.5 million for the six-months ended June 24, 2001 were reclassified from operating expense to net sales and cost of sales.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         --------------

         Results of Operations for the Three-months Ended June 30, 2002
                Compared to the Three-months Ended June 24, 2001

For the quarter ended June 30, 2002, consolidated net sales totaled $1.0 billion, a $138.8 million or 16.1% increase over the same period last year. Net income and diluted earnings per share for the second quarter of 2002 were $144.3 million and $.47 on 305.2 million weighted average shares outstanding versus $115.6 million and $.38 on 306.6 million weighted average shares outstanding in 2001, increases of 24.8% and 25.4%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                        For the Three-Month Periods Ended
                         June 30, 2002 and June 24, 2001
===============================================================================
                                         2002       2001     Change    % Change
===============================================================================
                            Motorcycle Unit Shipments
===============================================================================
Harley-Davidson(R)motorcycle units       65,540    60,161     5,379        8.9%
----------------------------------     --------    ------    ------    --------
Buell(R)motorcycle units                  3,309     2,468       841       34.1
----------------------------------     --------    ------    ------    --------
  Total motorcycle units                 68,849    62,629     6,220        9.9%
===============================================================================
                             Net sales (in millions)
===============================================================================
  Harley-Davidson motorcycles            $760.1    $674.7     $85.4       12.7%
----------------------------------     --------    ------    ------    --------
  Buell motorcycles                        20.0      15.7       4.3       26.9
----------------------------------     --------    ------    ------    --------
  Total motorcycles                       780.1     690.4      89.7       13.0
----------------------------------     --------    ------    ------    --------
  Motorcycle Parts and Accessories        168.8     138.6      30.2       21.8
----------------------------------     --------    ------    ------    --------
  General Merchandise                      51.3      33.2      18.1       54.7
----------------------------------     --------    ------    ------    --------
  Other                                      .9        .1        .8       N/A
----------------------------------     --------    ------    ------    --------
  Total Motorcycles and Related
   Products                            $1,001.1    $862.3    $138.8       16.1%
===============================================================================

The second quarter increase in net sales of $138.8 million was driven primarily by an 8.9% increase in Harley-Davidson motorcycle unit shipments. During the second quarter of 2002, the Company increased its Harley-Davidson motorcycle unit shipments to 65,540 units, 5,379 units higher than the same period last year. This increase in units is primarily the result of continued demand for Harley-Davidson motorcycles combined with the Company's ongoing success with its manufacturing strategy, which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. Based on the shipment and production levels achieved in the second quarter of 2002, the Company has increased its 2002 annual production target to 262,000 Harley-Davidson units and set a third quarter production target of 67,000 units.(1)

Second quarter 2002 Buell motorcycle net sales were up $4.3 million compared to the same period last year, on 841 additional unit shipments. In April 2002, the Company began production of its new Buell Firebolt(TM) XB9R and, in July 2002, announced plans for a second new model, the XB9S Lightning(R), which the Company expects to commence shipping sometime in the fourth quarter of 2002. The new XB models combined with the Blast(R) will complete the Buell 2003 model year line up. In the second quarter of 2002, approximately 39% of Buell unit shipments consisted of the lower priced Blast motorcycles, compared to 29% in the same quarter last year. The Company expects the annual mix of Buell unit shipments to consist of approximately 33% Blast motorcycles in 2002 and maintains its total calendar year Buell production target of 11,500 units.(1)

Parts and Accessories (P&A) net sales in the second quarter of 2002 were up $30.2 million or 21.8% compared to the second quarter of 2001. P&A net sales increases were driven by strong motorcycle shipments, with especially strong results in the accessories line. The Company expects that the long-term growth rate for P&A will be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

Second quarter 2002 General Merchandise sales, which include clothing and collectibles, were up $18.1 million, or 54.7%, compared to the second quarter of 2001. General Merchandise results were positively impacted during the second quarter of 2002 by the sale of items related to the Company's upcoming 100th Anniversary, which accounted for over $10 million in sales during the quarter. The Company expects that the long-term growth rate for General Merchandise will be slightly lower than the growth rate for Harley-Davidson motorcycle units.(1)

The Company's ability to reach the 2002 annual and quarterly production targets and to attain growth rates in other areas will depend upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected supplier delays including P&A and general merchandise backorders, (v) sell all of the motorcycles it has the capacity to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to foreign currency exchange rate fluctuations, (ix) successfully adjust to interest rate fluctuations, and (x) successfully manage changes in the credit quality of HDFS's loan portfolio. In addition, the Company could experience delays in the operation of manufacturing facilities, work stoppages, difficulties with suppliers, natural causes or other factors. These risks, potential delays and uncertainties could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

                                  Gross Profit

Gross profit in the second quarter of 2002 of $335.1 million was $46.4 million or 16.1% higher than gross profit in the same quarter last year. The increase in gross profit is primarily related to the increase in net sales. Gross margin was 33.5% in the second quarter of 2002, even with gross margin in the second quarter of 2001. As discussed below, gross margin in the second quarter of 2002 was positively impacted by motorcycle product mix and the 2002 model year wholesale price increase. However, these positive impacts were offset by the negative impact of new model launch costs and higher pension costs.

Motorcycle product mix was favorable in the second quarter of 2002 with a higher percentage of shipments consisting of the more profitable custom motorcycles and a lower percentage of shipments consisting of Sportster models, when compared to the second quarter of 2001. Wholesale price increases related to the 2002 model year provided for higher average selling prices on units sold in the second quarter of 2002 when compared to the same period last year.

The Company's gross margin was negatively impacted in the second quarter by costs associated with the new model year start up, which began late in the second quarter of 2002. Historically, the Company has not produced new model year motorcycles until the beginning of the third quarter. The Company also experienced lower margins on the V-Rod in the second quarter of 2002, relative to its other existing custom motorcycles, due to the manufacturing ramp up on this recently introduced model. Cost of goods sold was also negatively impacted in the second quarter of 2002 by pension expense as a result of the Company's decision to adjust the long-term expected rate of return on pension assets (See
Note 7 of the Notes to Condensed Consolidated Financial Statements). The pre-tax impact of this change was a $3 million expense in the second quarter of 2002, of which $2.3 million was included in cost of goods sold. The remaining expense impact of this change of approximately $3 million will be charged to cost of goods sold and operating expenses over the last six-months of 2002.

                               Financial Services
                        For the Three-month Periods Ended
                         June 30, 2002 and June 24, 2001
                              (Dollars in Millions)
===============================================================================
                                                         Increase
                                      2002      2001     (Decrease)    %Change
-------------------------------------------------------------------------------
Financial services income            $60.1     $52.0        $8.1         15.6%
-------------------------------------------------------------------------------
Financial services interest &
 operating expense                    23.1      28.9        (5.8)       (20.1)
===============================================================================
Operating income from financial
 services                            $37.0     $23.1       $13.9         60.4%
===============================================================================

In the second quarter of 2002, financial services income was $60.1 million, an increase of $8.1 million over the same period in 2001. Operating income from financial services was $37.0 million, an increase of $13.9 million over the second quarter of 2001. The increase in operating income was driven by strong overall performance in Harley-Davidson Financial Services, Inc.'s (HDFS) wholesale, retail, and insurance lines combined with lower borrowing costs. The increase in the retail business was led by the strong customer acceptance of HDFS' consumer financing program introduced in 2001. This program is based on tiered pricing offering lower rates to borrowers with stronger credit ratings.

During the second quarter of 2002, HDFS securitized and sold approximately $586.0 million of retail installment loans resulting in a gain of $21.4 million. During the second quarter of 2001, HDFS securitized and sold approximately $366.0 million of retail installment loans resulting in a gain of $16.8 million.

The Company expects HDFS operating income to grow at a rate of approximately 50% for 2002.(1)

                               Operating Expenses
                        For the Three-Month Periods Ended
                         June 30, 2002 and June 24, 2001
                              (Dollars in Millions)
===============================================================================
                                                         Increase
                                      2002      2001     (Decrease)    %Change
-------------------------------------------------------------------------------
Motorcycles & Related Products      $152.2    $134.7       $17.5         13.0%
-------------------------------------------------------------------------------
Corporate                              3.6       4.0        (0.4)        (8.3)
===============================================================================
Total operating expenses            $155.8    $138.7       $17.1         12.4%
===============================================================================

Total operating expenses increased $17.1 million, or 12.4%, during the second quarter of 2002 compared to the same period in 2001. Operating expenses were 15.6% and 16.1% of net sales in second quarter of 2002 and 2001, respectively. Operating expenses continued to grow in connection with the Company's increase in net sales, but at a slightly slower pace when compared to the same quarter last year. The increase in operating expenses, which includes selling, administrative and engineering expenses, was driven by the Company's ongoing investment in various initiatives designed to support its current and future growth objectives. In addition, during the second quarter of 2002, the Company also experienced higher employee benefit costs driven by the higher cost of health care and pensions (See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of pension expense).

                                 Interest income

Interest income in the second quarter of 2002 was $4.4 million compared to $4.8 million in the same period last year. The decrease in interest income is due to the impact of lower interest rates in the second quarter of 2002 when compared to the same period in 2001. In connection with the Company's capacity expansion plans (See "Liquidity and Capital Resources"), approximately $ .7 million of interest was capitalized during the second quarter of 2002.

                            Consolidated income taxes

The Company's effective income tax rate was 34.5% and 35.0% during the second quarters of 2002 and 2001, respectively. The Company expects that 34.5% will continue to be the effective rate through the remainder of 2002.(1)

          Results of Operations for the Six-months Ended June 30, 2002
                 Compared to the Six-months Ended June 24, 2001

For the six-month period ended June 30, 2002, the Company recorded net sales of $1.93 billion, a $289.6 million or 17.7% increase over the same period last year. Net income and diluted earnings per share were $264.3 million and $.87 on
305.4 million weighted average shares outstanding versus $207.7 million and $.68 on 306.3 million weighted average shares, increases of 27.3% and 27.7%, respectively.

                     Motorcycle Unit Shipments and Net Sales
                         For the Six-Month Periods Ended
                         June 30, 2002 and June 24, 2001
================================================================================
                                         2002       2001      Change    % Change
================================================================================
                            Motorcycle Unit Shipments
================================================================================

Harley-Davidson(R)motorcycle units     130,209     114,315    15,894      13.9%
----------------------------------    --------    --------    ------     -------
Buell(R)motorcycle units                 4,639       4,915      (276)     (5.6)
----------------------------------    --------    --------    ------     -------
  Total motorcycle units               134,848     119,230    15,618      13.1%
================================================================================
                             Net sales (in millions)
================================================================================
  Harley-Davidson motorcycles         $1,508.0    $1,288.5    $219.5      17.0%
----------------------------------    --------    --------    ------     -------
  Buell motorcycles                       26.3        30.7      (4.4)    (14.5)
----------------------------------    --------    --------    ------     -------
  Total motorcycles                    1,534.3     1,319.2     215.1      16.3
----------------------------------    --------    --------    ------     -------
  Motorcycle Parts and Accessories       300.0       247.5      52.5      21.2
----------------------------------    --------    --------    ------     -------
  General Merchandise                     93.6        72.3      21.3      29.4
----------------------------------    --------    --------    ------     -------
  Other                                    1.0          .3        .7       N/A
----------------------------------    --------    --------    ------     -------
  Total Motorcycles and Related
   Products                           $1,928.9    $1,639.3    $289.6      17.7%
================================================================================

The 17.7% increase in net sales was primarily attributable to the increase in Harley-Davidson motorcycle unit shipments as demand for the Company's Harley-Davidson motorcycles continued to grow.

The most recent U.S. market information available (through June 2002) indicates that the Company had a U.S. heavyweight (651+cc) market share of 44.3% (Harley-Davidson models only) compared to 41.4% for the same period in 2001. Through June 2002, this same market has grown at a 13.3% rate year-to-date, while retail registrations for the Company's motorcycles (Harley-Davidson models only) increased 21.3%.

Available data relating to the European market (through June 2002) shows the Company with a 5.7% share (Harley-Davidson models only) of the heavyweight (651+cc) market, up from 5.6% for the same period in 2001. Through June 2002, retail registrations for the Company's motorcycles (Harley-Davidson models only) were up 6.3%, while the European heavyweight market in total increased 4.7%.

Available data relating to the Japanese market (through June 2002) showed the Company with a 21.9% share (Harley-Davidson models only) of the heavyweight (651+cc) market, up from 17.6% for the same period in 2001. The Japanese market remained even with prior year through June 2002, while retail registrations for the Company's motorcycles (Harley-Davidson models only) increased 9.5%.

Industry retail registration data for was provided by the Motorcycle Industry Council for the United States, Giral S.A. for Europe and JAMA for Japan.

Parts and Accessories (P&A) sales of $300.0 million were up $52.5 million or 21.2% compared to the first half of 2001. General Merchandise sales, which include clothing and collectibles, were up $21.3 million, or 29.4%, compared to the first half of 2001.

                                  Gross Profit
Gross profit for the first six-months of 2002 totaled $650.4 million, an increase of $107.8 million or 19.9% over the same period in 2001. The increase in gross profit was primarily related to the increase in net sales. The gross profit margin was 33.7% in 2002 compared to 33.1% for the same period of 2001. The increase in gross margin in the first half of 2002 was driven by favorable motorcycle product mix, favorable geographic mix, and the 2002 model year wholesale price increase. However, these positive impacts were partially offset by the negative impact of new model launch costs and higher pension costs.

                               Financial Services
                         For the Six-Month Periods Ended
                         June 30, 2002 and June 24, 2001
                              (Dollars in Millions)
===============================================================================
                                                         Increase
                                      2002      2001     (Decrease)    %Change
-------------------------------------------------------------------------------
Financial services income            $101.8    $85.0       $16.8         19.9%
-------------------------------------------------------------------------------
Financial services interest &
 operating expense                     52.6     56.9        (4.3)        (7.5)
===============================================================================
Operating income from financial
 services                             $49.2    $28.1       $21.1         75.3%
===============================================================================

For the six-months ended June 30, 2002, financial services income was $101.8 million, an increase of $16.8 million over the same period in 2001. Operating income from financial services was $49.2 million, an increase of $21.1 million over the same period in 2001. The increase in operating income was driven by strong overall performance in HDFS' wholesale, retail, and insurance lines combined with lower borrowing costs. The increase in the retail business was led by continuing strong acceptance of HDFS' consumer financing program offering lower interest rates to borrowers with stronger credit ratings.

During the six-months ended June 30, 2002, HDFS securitized and sold approximately $679.3 million of retail installment loans resulting in a gain of $26.4 million. During the six-months ended June 24, 2001, HDFS securitized and sold approximately $366.0 million of retail installment loans resulting in a gain of $16.8 million.

                               Operating Expenses
                         For the Six-Month Periods Ended
                         June 30, 2002 and June 24, 2001
                              (Dollars in Millions)

===============================================================================
                                                         Increase
                                      2002      2001     (Decrease)    %Change
-------------------------------------------------------------------------------
Motorcycles and Related Products     $294.3    $253.0      $41.3         16.3%
-------------------------------------------------------------------------------
Corporate                               7.2       6.8         .4          6.2
===============================================================================
Total operating expenses             $301.5    $259.8      $41.7         16.1%
===============================================================================

Total operating expenses increased $41.7 million, or 16.1%, during the first half of 2002 compared to the same period in 2001. Operating expenses were 15.6% and 15.9% of net sales in first six-months of 2002 and 2001, respectively. The increase in operating expenses, which includes selling, administrative and engineering expenses, was driven by the Company's ongoing investment in various initiatives designed to support its current and future growth objectives. In addition, during the first half of 2002 the Company also experienced higher employee benefit costs driven by the higher cost of health care and pensions.

                                 Interest income

Interest income in the first half of 2002 was $6.7 million compared to $9.6 million in the same period last year. The decrease in interest income was due to the impact of lower interest rates in the first half of 2002 when compared to the same period in 2001. In connection with the Company's capacity expansion plans (See "Liquidity and Capital Resources") approximately $ 1.0 million of interest was capitalized during the fist six months of 2002.

                            Consolidated income taxes

The Company's effective income tax rate was 34.5% and 35.0% during the first six-months of 2002 and 2001, respectively.

                                  Other Matters

                                  Environmental

The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues. The Company entered into a settlement agreement with the U.S. Navy regarding soil and groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and has been conducting environmental investigation and remediation activities at the facility working with the Pennsylvania Department of Environmental Protection. Recently, the United States Environmental Protection Agency (EPA) advised the Company that it considers some of the Company's remediation activities at the facility to be subject to the EPA's corrective action program and offered the Company the option of addressing corrective action under a facility lead agreement. The Company has agreed to participate in EPA's corrective action program. The Company currently estimates that it will incur approximately $5.0 million of future response costs related to all remediation efforts at the facility.(1) The Company has established reserves for this amount. The Company's estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of several years, ending in 2009. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures during 2002 for equipment used to limit hazardous substances/pollutants will be approximately $10.0 million. This estimate includes expenditures to be made in connection with the Company's current capacity expansion plans described in the "Liquidity and Capital Resources" section. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

                        Liquidity and Capital Resources

The Company's main source of liquidity is cash from operating activities, which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $427.2 million of cash from operating activities during the first half of 2002 compared to $357.3 million in the first half of 2001. The largest component of cash from operating activities is net income, which was approximately $264.3 million in the first half of 2002 compared to $207.7 million in the first half of 2001.

Cash provided by operating activities is also impacted by changes in other current assets and liabilities. Changes in these balances increased/(decreased) operating cash flows by approximately $49.1 million and $40.1 million during the first half of 2002 and 2001, respectively. First half changes in working capital during 2002 and 2001 consisted of the following (in millions):

                                                     Six-months ended
                                              ------------------------------
                                              June 30,              June 24,
                                                2002                  2001
                                              --------              --------
Accounts receivable, net                      $ (31.9)              $ (38.5)
Inventories                                     (22.1)                 14.3
Other                                           (11.2)                 (5.0)
Accounts payable/Accrued expenses               114.3                  69.3
                                              -------               -------
                                              $  49.1               $  40.1
                                              =======               =======

The 2002 first half change in accounts receivable of $31.9 million was driven primarily by higher accounts receivable balances in Europe. HDFS currently offers wholesale financing to the Company's European motorcycle dealers through a joint venture with another finance company. During 2001, HDFS exercised its option to terminate the joint venture effective August 2002 at which time HDFS will begin directly serving the wholesale financing needs of the Company's European dealers. As the Company prepares for the transition from the joint venture to HDFS, fewer accounts receivable have been financed through the joint venture in 2002 resulting in a temporary increase in European accounts receivable balances. Upon completion of this transition, HDFS' finance receivables are expected to increase and European accounts receivable are expected to decrease.

Inventory balances increased in the first half of 2002 as a result of the Company's decision to begin production of its model year 2003 motorcycles earlier in the year. Historically, the Company has not produced new model year motorcycles until the beginning of the third quarter. At June 30, 2002, approximately 3,000 model year 2003 motorcycles were held in inventory and subsequently shipped following the introduction of the model year 2003 motorcycles at the Company's Dealer meeting in July.

Accounts payable and accrued expenses increased $114.3 million in the first half of 2002. The increase relates primarily to increased unit volumes and higher accrued income taxes during the first half of 2002.

Capital expenditures were $122.5 million and $92.1 million during the first half of 2002 and 2001, respectively. During 2002, the Company continued work on its capacity expansion efforts that are taking place at several of the Company's existing facilities. These plans include a 350,000 square foot expansion at the Company's York, Pennsylvania assembly facility; a 60,000 square foot expansion at the Company's Tomahawk, Wisconsin facility; and a 165,000 square foot addition to the Company's Product Development Center in Wauwatosa, Wisconsin. The Company began its investment in these plans during 2001 and will continue to invest capital related to these plans during 2002 and 2003. The Company estimates that total capital expenditures required in 2002 will be in the range of $270 to $300 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2002 with internally generated funds.(1)

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. Approximately $437.2 million of commercial paper was outstanding at June 30, 2002. Subject to limitations discussed below, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days.

HDFS has a $350 million revolving credit facility due in 2005 and a $400 million 364-day revolving credit facility due September 2002 with approximately $60.6 million outstanding at June 30, 2002. The Company expects the $400 million credit facility expiring in September 2002 will be renewed and believes that suitable financing alternatives exist should the facility not be renewed. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS' business operations. Under the terms of the credit facilities, commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the combined $750 million credit facilities. Accordingly, at June 30, 2002, HDFS had aggregate remaining availability under these existing facilities of $252.1 million.

At June 30, 2002, HDFS had $30 million of senior subordinated notes outstanding, expiring in 2007.

In connection with its various debt agreements, HDFS has various operating and financial covenants and was in compliance with all such covenants at June 30, 2002. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

HDFS currently offers wholesale financing to the Company's European motorcycle dealers through a joint venture with another finance company. The joint venture partner provides the majority of the capital for the European wholesale lending program. During 2001, HDFS exercised its option to terminate the joint venture effective August 2002 at which time HDFS will begin directly serving the wholesale financing needs of the Company's European dealers. Upon termination of the joint venture, HDFS has the option to purchase the then outstanding portfolio of dealer wholesale loans. Outstanding wholesale loans to European dealers held by the joint venture at June 30, 2002 were approximately $30 million. Outstanding European accounts receivable held by the Motorcycles segment at June 30, 2002 were approximately $97.9 million.

During July 2002, HDFS entered into a three year $200 million revolving credit facility. The primary purpose of the $200 million credit facility is to fund HDFS' European business operations.

The Company expects future activities of HDFS will be financed from internally generated funds, securitization programs, commercial paper, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, and advances or loans from the Company.(1)

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 1,089,000 shares of its common stock during the first half of 2002 under the latter authorization. There were no shares repurchased during the first half of 2001.

The Company declared a $.035 per share dividend during the second quarter of 2002, payable June 21, 2002 to shareholders of record as of June 11, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

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

Refer to the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001 for a discussion of the Company's accounting policies and additional disclosure related to derivative financial instruments.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries and Japan, as a result of the sales of its products in foreign markets. Forward foreign exchange contracts are used to hedge against the earnings effects of Euro fluctuations. At June 30, 2002 these contracts represented a combined U.S. dollar equivalent of approximately $255.1 million. A uniform 10% strengthening in the value of the dollar relative to the currency underlying these contracts would have resulted in a decrease in the fair market value of the contracts of approximately $27.0 million at June 30, 2002. In accordance with SFAS No. 133, the Euro contracts, which are highly effective at June 30, 2002, are designated as cash flow hedges, and gains and losses that result from changes in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income.

HDFS' earnings are affected by changes in short-term interest rates as a result of securitization transactions, borrowings under bank credit facilities and the issuance of commercial paper. HDFS utilizes interest rate swap agreements to reduce the impact of fluctuations in interest rates. During the three-months ended June 30, 2002, HDFS entered into interest rate swap agreements with a notional value of $142.6 million. Based on June 30, 2002 balances, HFDS estimated that a 1% decrease in short-term interest rates would have resulted in a decrease in the fair market value of the agreements of approximately $3 million. In accordance with SFAS No. 133, the agreements, which are highly effective as of June 30, 2002, are designated as cash flow hedges, and gains and losses that result from changes in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income.


(1) Note regarding forward-looking statements
    ------------------------------------------

The Company intends that certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. The Company filed a motion to dismiss the amended complaint, and on February 27, 2002, the motion was granted by the court and the amended complaint was dismissed in its entirety. An appeal has been filed and is currently pending in the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint seeks unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. The Company intends to vigorously oppose nationwide class certification and defend the action and has filed a motion to dismiss the complaint in its entirety. The Company believes that the warranty extension it announced in January 2001 adequately addresses the condition for affected owners. The Company has established reserves for this extended warranty.

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on the environmental matters.

Item 4.  Submission of Items to a Vote of Security Holders
----------------------------------------------------------

     (a)  The Company's Annual Meeting of Shareholders was held on May 4, 2002.

     (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2005 by the vote indicated:

                                                 Shares             Shares
                                                Voted in          Withholding
                                                Favor of           Authority
                                                --------          -----------

          George H. Conrades                  261,654,693          1,410,016
          Sara L. Levinson                    258,378,883          4,685,826

     (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated:

                                                      Shares Voted
                                         -------------------------------------
                                            For          Against      Withheld
                                         -----------    ----------    --------
          Ratification of Ernst &
           Young LLP as the Company's
           independent auditors          249,493,004    13,072,254     499,451

          There were no broker non-votes with respect to the foregoing matters.

Item 5.  Other Information.
---------------------------

In each of 1999, 2000 and 2001, the Company's subsidiary HDFS paid premiums of $112,914 under a Split Dollar Agreement for the benefit of Donna F. Zarcone, who is currently the President and Chief Operating Officer of HDFS. In the Company's proxy statement for its annual meeting of shareholders held May 4, 2002, which the Company filed on Schedule 14A on March 25, 2002, the Company inadvertently failed to disclose HDFS' payment of these premiums as part of "All Other Compensation" paid to Ms. Zarcone in each of these years. The Split Dollar Agreement is filed as Exhibit 10.4 to this report.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.1   Deferred Long-Term Incentive Plan approved May 4, 2002

          10.2   Director Compensation Policy effective May 4, 2002

          10.3   1998 Director Stock Plan as amended May 4, 2002

          10.4 Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999

          99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. s.1350

          99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. s.1350


     (b)  Reports on Form 8-K
          -------------------

          None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARLEY-DAVIDSON, INC.



Date:  8/12/02                           by: /s/  James L. Ziemer
                                         ---------------------------------------
                                         James L. Ziemer
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)


Date:  8/12/02                           by: /s/  James M. Brostowitz
                                         ---------------------------------------
                                         James M. Brostowitz
                                         Vice President, Controller (Principal
                                         Accounting Officer) and Treasurer

                              HARLEY-DAVIDSON, INC.
                           Exhibit Index to Form 10-Q


Exhibit
Number
-------

10.1*     Deferred Long-Term Incentive Plan approved May 4, 2002

10.2*     Director Compensation Policy effective May 4, 2002

10.3*     1998 Director Stock Plan as amended May 4, 2002

10.4 Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999

99.1      Written Statement of the Chief Executive Officer Pursuant to
          18 U.S.C. s.1350

99.2      Written Statement of the Chief Financial Officer Pursuant to
          18 U.S.C. s.1350


















*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participates.