Form 10-Q
period 2002-09-29
HARLEY DAVIDSON INC
filed 2002-11-12
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2002
         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________________ to ____________________


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


                                      None
                        -------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

Common Stock Outstanding as of November 7, 2002: 302,650,547 shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                    For the Quarter Ended September 29, 2002


                                                                            Page
Part I.  Financial Information

   Item 1. Consolidated Financial Statements

             Condensed Consolidated Statements of Income                      3

             Condensed Consolidated Balance Sheets                            4

             Condensed Consolidated Statements of Cash Flows                  5

             Notes to Condensed Consolidated Financial Statements           6-9


   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10-20

   Item 3. Quantitative and Qualitative Disclosures about Market Risk        21

   Item 4. Controls and Procedures                                           21

Note regarding forward-looking statements                                    22

Part II.  Other Information

   Item 1. Legal Proceedings                                                 23

   Item 6. Exhibits and Reports on Form 8-K                                  23

   Signatures                                                                24

   Certifications                                                            25

Exhibit Index                                                                27

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)
                                                                     Three-months ended               Nine-months ended
                                                                     ------------------               -----------------
                                                                  Sep. 29,       Sep. 23,       Sep. 29,        Sep. 23,
                                                                    2002           2001           2002            2001
                                                                    ----           ----           ----            ----
Net revenue                                                     $1,135,499       $861,649      $3,064,438      $2,500,899
Cost of goods sold                                                 738,649        564,154       2,017,223       1,660,811
                                                                 ---------        -------       ---------       ---------
Gross profit                                                       396,850        297,495       1,047,215         840,088

Financial services income                                           55,669         47,527         157,509         132,481
Financial services interest and operating expense                   25,990         31,289          78,639          88,178
                                                                 ---------        -------       ---------       ---------
Operating income from financial services                            29,679         16,238          78,870          44,303

Operating expenses                                                 177,055        144,527         478,571         404,342
                                                                 ---------        -------       ---------       ---------
Income from operations                                             249,474        169,206         647,514         480,049
Interest income, net                                                 4,894          4,499          11,555          14,092
Other, net                                                          (2,433)        (1,825)         (3,564)         (2,762)
                                                                 ---------        -------       ---------       ---------
Income before provision for income taxes                           251,935        171,880         655,505         491,379
Provision for income taxes                                          86,918         60,159         226,149         171,983
                                                                 ---------        -------       ---------       ---------
Net income                                                       $ 165,017       $111,721       $ 429,356       $ 319,396
                                                                 =========        =======       =========       =========
Earnings per common share:
  Basic                                                             $.55            $.37           $1.42           $1.06
                                                                    ====            ====           =====           =====
  Diluted                                                           $.54            $.36           $1.41           $1.04
                                                                    ====            ====           =====           =====
Weighted-average common shares outstanding:
  Basic                                                           302,109         303,108        302,264         302,567
  Diluted                                                         304,783         306,818        305,198         306,500

Cash dividends per share                                           $.035           $.030          $.100           $.085
                                                                   =====           =====          =====           =====

                             See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                                                   Sep. 29,            Dec. 31,         Sep. 23,
                                                                     2002                2001             2001
                                                                     ----                ----             ----
                                                                 -Unaudited-                           -Unaudited-
ASSETS
Current assets:
   Cash and cash equivalents                                     $  642,099         $   439,438        $  561,775
   Marketable securities                                            205,255             196,011                 -
   Accounts receivable, net                                         112,040             118,843           149,962
   Finance receivables, net                                         813,596             656,421           565,203
   Inventories (Note 2)                                             212,870             181,115           185,663
   Other current assets                                              88,009              73,436            58,591
                                                                  ---------           ---------         ---------
Total current assets                                              2,073,869           1,665,264         1,521,194

Finance receivables, net                                            508,269             379,335           442,388
Property, plant and equipment, net                                  938,238             891,820           808,288
Goodwill  (Note 8)                                                   51,010              49,711            50,948
Other assets                                                        162,228             132,365            96,231
                                                                  ---------           ---------         ---------
                                                                 $3,733,614          $3,118,495        $2,919,049
                                                                  =========           =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $255,997          $  194,683        $  232,330
   Accrued expenses and other liabilities                           458,858             304,376           339,036
   Current portion of finance debt                                  223,141             217,051           148,855
                                                                  ---------           ---------         ---------
Total current liabilities                                           937,996             716,110           720,221

Finance debt                                                        380,000             380,000           355,000
Other long-term liabilities                                         186,910             176,190           106,464
Postretirement health care benefits                                 100,552              89,912            87,586

Contingencies (Note 6)

Total shareholders' equity                                        2,128,156           1,756,283         1,649,778
                                                                  ---------           ---------         ---------
                                                                 $3,733,614          $3,118,495        $2,919,049
                                                                  =========           =========         =========

                             See accompanying notes.

                                                   Harley-Davidson, Inc.
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited) (In
                                                      thousands)

                                                                                            Nine-Months Ended
                                                                                        Sep. 29,          Sep. 23,
                                                                                          2002              2001
                                                                                          ----              ----
Cash flows from operating activities:
   Net income                                                                           $429,356          $319,396
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       131,666           112,737
     Tax benefit of stock options                                                          9,216            30,080
     Provision for finance credit losses                                                   4,367            14,616
     Long-term employee benefits                                                         (12,474)           13,886
     Other, net                                                                            4,161             1,854
     Net changes in current assets and current liabilities                               167,744           113,375
                                                                                      ----------        ----------
Net cash provided by operating activities                                                734,036           605,944

Cash flows from investing activities:
   Capital expenditures                                                                 (182,654)         (165,418)
   Finance receivables acquired or originated                                         (4,293,402)       (3,295,018)
   Finance receivables collected                                                       2,942,878         2,379,350
   Finance receivables sold                                                            1,069,343           668,228
   Purchase of marketable securities                                                    (689,233)                -
   Sales and redemptions of marketable securities                                        679,989                 -
   Other, net                                                                             14,804            (1,647)
                                                                                      ----------        ----------
Net cash used in investing activities                                                   (458,275)         (414,505)

Cash flows from financing activities:
   Net increase in finance debt                                                            6,090            59,346
   Dividends paid                                                                        (30,706)          (26,188)
   Purchase of common stock for treasury                                                 (56,814)         (102,520)
   Issuance of common stock under employee stock plans                                     8,330            19,962
                                                                                      ----------        ----------
Net cash used in financing activities                                                    (73,100)          (49,400)

Net increase in cash and cash equivalents                                                202,661           142,039

Cash and cash equivalents:
   At beginning of period                                                                439,438           419,736
                                                                                      ----------        ----------
   At end of period                                                                     $642,099          $561,775
                                                                                      ==========        ==========

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of September 29, 2002 and September 23, 2001 and the results of operations for the three- and nine-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Inventories
The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

                                                                   Sep. 29,         Dec. 31,      Sep. 23,
                                                                     2002            2001            2001
                                                                     ----            ----            ----
Components at the lower of cost, first-in,
 First-out (FIFO), or market:
     Raw material & work-in-process                                $ 78,286        $ 80,363        $ 74,210
     Finished goods                                                  56,494          36,418          46,086
     Parts & accessories and general merchandise                     95,953          81,447          84,942
                                                                   --------        --------        --------
                                                                    230,733         198,228         205,238
Excess of FIFO over LIFO                                             17,863          17,113          19,575
                                                                   --------        --------        --------
Inventories as reflected in the accompanying
 Condensed consolidated balance sheets                             $212,870        $181,115        $185,663
                                                                   ========        ========        ========

Note 3 - Business Segments
The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and financial services (Financial Services). Financial Services consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc.
(HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

                                                        Three-months ended                 Nine-months ended
                                                        ------------------                 -----------------
                                                     Sep 29,          Sep 23,           Sep 29,         Sep. 23,
                                                      2002              2001             2002            2001
                                                      ----              ----             ----            ----
Net revenue                                         $1,135,499         $861,649        $3,064,438        $2,500,899
Gross profit                                           396,850          297,495         1,047,215           840,088
Operating expenses                                     174,635          142,164           468,952           395,203
                                                    ----------         --------        ----------        ----------
   Operating income from Motorcycles                   222,215          155,331           578,263           444,885

Financial Services income                               55,669           47,527           157,509           132,481
Financial Services interest and operating expense       25,990           31,289            78,639            88,178
                                                    ----------         --------        ----------        ----------
   Operating income from Financial Services             29,679           16,238            78,870            44,303

Corporate expenses                                       2,420            2,363             9,619             9,139
                                                    ----------         --------        ----------        ----------
   Income from operations                             $249,474         $169,206          $647,514          $480,049
                                                    ==========         ========        ==========        ==========

Note 4 - Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   Three months ended               Nine months ended
                                                                   ------------------               -----------------
                                                                Sep 29,          Sep 23,          Sep 29,         Sep. 23,
                                                                 2002              2001             2002            2001
                                                                 ----              ----             ----            ----
Numerator
Net income used in computing
 Basic and diluted earnings per share                            $165,017         $111,721         $429,356        $319,396
                                                                 ========         ========         ========        ========
Denominator
Denominator for basic earnings per share -
 Weighted-average common shares                                   302,109          303,108          302,264         302,567
Effect of dilutive securities - employee stock
 Options and nonvested stock                                        2,674            3,710            2,934           3,933
                                                                 --------         --------         --------        --------
Denominator for diluted earnings per share-
 Adjusted weighted-average shares                                 304,783          306,818          305,198         306,500
                                                                 ========         ========         ========        ========
Basic earnings per share                                            $.55             $.37             $1.42           $1.06
                                                                    ====             ====             =====           =====
Diluted earnings per share                                          $.54             $.36             $1.41           $1.04
                                                                    ====             ====             =====           =====

Note 5 - Comprehensive Income
Total comprehensive income was approximately $168.7 million and $115.8 million for the three-month periods ended September 29, 2002 and September 23, 2001, respectively. Total comprehensive income is comprised of net income, foreign currency translation adjustments, the change in net unrealized gains on investment in retained securitization interests and the change in the fair market value of derivative instruments designated as hedges of forecasted cash flows. Total comprehensive income for the nine-month periods ended September 29, 2002 and September 23, 2001 was $441.8 million and $322.7 million, respectively.

Note 6 - Contingencies
The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility (the Facility). The Facility was formerly used by the U.S. Navy and AMF (the predecessor corporation of Minstar). The Company purchased the Facility from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the Facility, it has been working with the Pennsylvania Department of Environmental Protection in undertaking certain environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study. In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the Facility (response costs). The trust administers the payment of the response costs at the Facility as covered by the Agreement. In February 2002, the Company was advised by the United States Environmental Protection Agency (EPA) that it considers some of the Company's remediation activities at the Facility to be subject to the EPA's corrective action program and offered the Company the option of addressing corrective action under a facility lead agreement. The objectives and procedures for facility lead corrective action are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA's corrective action program. Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the Facility, based on preliminary information currently available to the Company and taking into account the Company's Agreement with the Navy, the Company estimates that it will incur approximately $4.6 million of future response costs at the Facility. The Company has established reserves for this amount which are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The Company's estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of several years, ending in 2009.

Note 7 - Pension Plans
The Company has several noncontributory defined benefit pension plans which cover substantially all employees of the Motorcycles segment. During the second quarter of 2002, the Company adjusted its long-term expected rate of return on pension assets from 10.5% to 8.5% as a result of current and projected market conditions. This change will result in $6.0 million of additional pension expense during 2002. The Company recognized $1.5 million of this expense during the third quarter of 2002 and $4.5 million during the nine months ended September 29, 2002. Pension expense is included in cost of goods sold and operating expense at a ratio of approximately 75% and 25%, respectively.

The Company is in the process of determining the assumptions that will be used to calculate its 2003 pension expense, including the discount rate used in determining the present value of the Company's pension obligations. The Company has used a discount rate of 8% for 2002 and 2001. Although a new discount rate has not yet been selected the Company has estimated that for every one-half percent decrease in the discount rate, 2003 pension expense will increase by approximately $6 million.

Note 8 - Goodwill
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," (SFAS No. 142) which became effective for the Company January 1, 2002. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Total goodwill amortization for 2001 was approximately $3.5 million, of which approximately $2.6 million was recorded as of September 23, 2001. The Company has assessed the impact of the new standard on its goodwill balances in accordance with the provisions of the standard. There were no adjustments recorded as a result of the Company's impairment review of goodwill balances. Goodwill increased during the nine-month period ended September 29, 2002 as a result of changes in the Euro exchange rate. The balances and changes in the carrying value of goodwill for the nine-month period ended September 29, 2002, were as follows:

                                                                Financial
                                               Motorcycles       Services
                                                 Segment         Segment           Total

Balance as of January 1, 2002                    $20,871         $28,840          $49,711
Effect of currency translation                     1,299               -            1,299
                                                 -------         -------          -------
Balance as of September 29, 2002                 $22,170         $28,840          $51,010
                                                 =======         =======          =======

The Company's other intangible assets, as defined by SFAS No. 142, are not material to the Company's financial statements.

Note 9 - Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with adopting EITF 00-10: Accounting for Shipping and Handling Fees and Costs prior year shipping and handling revenue totaling $14.9 million for the third quarter and $46.0 million for the nine-months ended September 23, 2001 was reclassified from cost of goods sold to net revenue. In accordance with adopting EITF 00-14: Accounting for Certain Sales Incentives, and EITF 00-25: Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products prior year sales incentive expense totaling $4.8 million for the third quarter of 2001 and $20.3 million for the nine-months ended September 23, 2001 were reclassified from operating expense to net revenue and cost of goods sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations for the Three Months Ended September 29, 2002
              Compared to the Three Months Ended September 23, 2001

For the quarter ended September 29, 2002, consolidated net revenue totaled $1.14 billion, a $273.9 million or 31.8% increase over the same period last year. Net income and diluted earnings per share for the third quarter of 2002 were $165.0 million and $.54, respectively, on 304.8 million weighted average shares outstanding. This compares to net income and diluted earnings per share for the third quarter of 2001 of $111.7 million and $.36, respectively, on 306.8 million weighted average shares outstanding. This represents increases in 2002 third quarter net income and diluted earnings per share of 47.7% and 50.0%, respectively.

                    Motorcycle Unit Shipments and Net Revenue
                        For the Three-Month Periods Ended
                    September 29, 2002 and September 23, 2001
============================================= ============ =========== ============ ===========
                                                                        Increase
                                                 2002         2001     (Decrease)    %Change
============================================= ============ =========== ============ ===========
                                  Motorcycle Unit Shipments
============================================= ============ =========== ============ ===========
Harley-Davidson(R)motorcycle units                  67,474      56,611       10,863      19.2%
--------------------------------------------- ------------ ----------- ------------ -----------

Buell(R)motorcycle units                             3,173       2,839          334      11.8
--------------------------------------------- ------------ ----------- ------------ -----------

  Total motorcycle units                           70,647      59,450       11,197      18.8%
============================================= ============ =========== ============ ===========

                                  Net revenue (in millions)
============================================= ============ =========== ============ ===========

  Harley-Davidson motorcycles                      $832.7      $648.6      $184.1       28.4%
--------------------------------------------- ------------ ----------- ------------ -----------

  Buell motorcycles                                  19.2        18.3          .9        4.9
--------------------------------------------- ------------ ----------- ------------ -----------

  Total motorcycles                                 851.9       666.9       185.0       27.7
--------------------------------------------- ------------ ----------- ------------ -----------

  Motorcycle Parts and Accessories                  199.3       150.6        48.7       32.3
--------------------------------------------- ------------ ----------- ------------ -----------

  General Merchandise                                83.1        44.1        39.0       88.5
--------------------------------------------- ------------ ----------- ------------ -----------

  Other                                               1.2           -         1.2      n/a
--------------------------------------------- ------------ ----------- ------------ -----------

  Total Motorcycles segment                      $1,135.5      $861.6      $273.9       31.8%
============================================= ============ =========== ============ ===========

The 2002 third quarter increase in net revenue of $273.9 million, or 31.8%, was driven primarily by the 19.2% increase in Harley-Davidson motorcycle unit shipments. During the third quarter of 2002, the Company increased its Harley-Davidson motorcycle unit shipments to 67,474 units, 10,863 units higher than the same period last year. This increase in units is primarily the result of continued demand for Harley-Davidson motorcycles combined with the Company's ongoing success with its manufacturing strategy, which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.

Based on the production and shipment levels achieved through the first nine months of 2002, the Company has increased its 2002 annual production target to 263,000(1) Harley-Davidson units and set a 2003 production target of 289,000 units. (1)

Third quarter 2002 Buell(R) motorcycle net revenue was up $.9 million compared to the same period last year, on 334 additional unit shipments. During the third quarter of 2002, the Company shipped 1,933 units of the Buell Firebolt(TM) XB9R, which is a new model for the 2003 model year, and 1,240 units of the lower priced Buell Blast(R) motorcycle, resulting in a mix of Blast motorcycles of 39%, compared to 34% in the same quarter last year. The Company expects that the 2002 annual Buell unit shipments will consist of approximately 33% Blast motorcycles and expects to maintain its total calendar year Buell production target of 11,500 units.(1) Early in the fourth quarter of 2002, the Company began shipping its new 2003 Buell model, the Lightning(R) XB9S.

Parts and Accessories (P&A) net revenue for the third quarter of 2002 of $199.3 million was up $48.7 million, or 32.3%, compared to the third quarter of 2001. General Merchandise net revenue, which includes clothing and collectibles, was $83.1 million for the third quarter of 2002, up $39.0 million or 88.5%, compared to the third quarter of 2001. The Company's 100th Anniversary products, as well as continued demand for Harley-Davidson motorcycles, drove the increases in P&A and General Merchandise. Third quarter 2002 sales of 100th Anniversary P&A products were $21 million and sales of General Merchandise associated with the 100th Anniversary were $25 million. The Company expects that the long-term growth rate for P&A will be slightly higher than the growth rate for Harley-Davidson motorcycle units and that the long-term growth rate for General Merchandise will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

                                  Gross Profit
Gross profit in the third quarter of 2002 of $396.9 million was $99.4 million or 33.4% higher than gross profit in the same quarter last year. The increase in gross profit is primarily related to the increase in net revenue. Gross margin was 34.9% in the third quarter of 2002 compared to 34.5% in the third quarter of 2001. As discussed below, the increase in gross margin in the third quarter of 2002 was driven by favorable geographic mix, the model year wholesale price increase and the sale of 100th Anniversary P&A and General Merchandise.

During the third quarter of 2002 approximately 81.1% of the Harley-Davidson unit shipments were to U.S. dealers compared to 79.6% in the third quarter of 2001. Shipments to U.S. dealers generally have a higher average selling price per unit than international shipments. In addition, wholesale price increases related to the 2003 model year provided for higher average selling prices on units sold in the third quarter of 2002 when compared to the same period last year. Also during the third quarter of 2002, P&A and General Merchandise gross margins were favorably impacted by the sale of the Company's commemorative 100th Anniversary products, which generally have a higher gross margin than other P&A and General Merchandise products.

                               Financial Services
                        For the Three-Month Periods Ended
                    September 29, 2002 and September 23, 2001
                              (Dollars in Millions)
===============================================================================================
                                                                          Increase
                                                      2002       2001    (Decrease)   %Change
-----------------------------------------------------------------------------------------------
Financial Services income                             $55.7      $47.5      $8.2        17.1%
-----------------------------------------------------------------------------------------------

Financial Services interest & operating expense        26.0       31.3      (5.3)      (16.9)
===============================================================================================

Operating income from Financial Services              $29.7      $16.2     $13.5        82.8%
===============================================================================================

In the third quarter of 2002, Financial Services income was $55.7 million, an increase of $8.2 million over the same period in 2001. Operating income from Financial Services was $29.7 million, an increase of $13.5 million over the third quarter of 2001. The increase in operating income was driven by strong overall performance in HDFS' retail, wholesale, and insurance lines combined with lower provision for credit losses, lower borrowing costs, and larger securitization gains. The increase in the retail business was led by the strong customer acceptance of HDFS' consumer financing program introduced in 2001. This program is based on tiered pricing offering lower rates to borrowers with stronger credit ratings. The lower provision for credit losses during 2002, compared to 2001, is the result of the allowance for credit losses set up in the prior year. The allowance for credit losses recorded in 2001 was in anticipation of higher retail credit losses due to a slowing economy. The Company believes that the allowance for credit losses is adequate as of September 29, 2002.

During the third quarter of 2002, HDFS sold $390 million of retail installment loans as part of a total $600 million securitization resulting in a gain of $17.0 million. HDFS completed the sale of the remaining $210 million of loans in the fourth quarter of 2002. During the third quarter of 2001, HDFS securitized and sold $302 million of retail installment loans resulting in a gain of $13.1 million.

The Company expects that HDFS' full year 2002 operating income will be approximately 55% to 60% higher than in 2001 and that 2003 operating income will be approximately 20% higher than results expected in 2002.(1)

                               Operating Expenses
                        For the Three-Month Periods Ended
                    September 29, 2002 and September 23, 2001
===============================================================================================
                                                  2002         2001     Increase   %Change
-----------------------------------------------------------------------------------------------
Motorcycles                                      $174.6       $142.1      $32.5      22.8%
-----------------------------------------------------------------------------------------------

Corporate                                           2.4          2.4        -          -
===============================================================================================

Total operating expenses                         $177.0       $144.5      $32.5      22.5%
===============================================================================================

Total operating expenses increased $32.5 million, or 22.5%, during the third quarter of 2002 compared to the same period in 2001 and were 15.6% and 16.8% of net revenue in the respective third quarters of 2002 and 2001. Operating expenses continued to grow in connection with the Company's increase in net revenue, but at a slower rate. The increase in operating expenses, which includes selling, administrative and engineering expenses, was driven by the Company's ongoing investment in various initiatives designed to support its current and future growth objectives. Increases during the third quarter of 2002 were driven in large part by selling and marketing expenses associated with the Company's fourteen month-long 100th Anniversary celebration.

                              Interest income, net
Net interest income in the third quarter of 2002 was $4.9 million compared to $4.5 million in the same period last year. Approximately $.7 million of interest in the third quarter of 2002 was capitalized in connection with the Company's capacity expansion plans. Net interest income, excluding the impact of capitalized interest, was lower than prior year as a result of lower interest rates in the third quarter of 2002, when compared to the same period in 2001.

                            Consolidated income taxes
The Company's effective income tax rate was 34.5% and 35.0% during the third quarters of 2002 and 2001, respectively. The Company expects that 34.5% will continue to be the effective rate through the remainder of 2002(1).

       Results of Operations for the Nine Months Ended September 29, 2002
              Compared to the Nine Months Ended September 23, 2001

For the nine-month period ended September 29, 2002, the Company recorded net revenue of $3.1 billion, a $563.5 million, or 22.5%, increase over the same period last year. Net income and diluted earnings per share for the nine months ended September 29, 2002 were $429.4 million and $1.41, respectively, on 305.2 million weighted average shares outstanding. This compares to net income and diluted earnings per share in the first nine months of 2001 of $319.4 million and $1.04, respectively, on 306.5 million weighted average shares outstanding. This represents increases in 2002 net income and diluted earnings per share of 34.4% and 35.6%, respectively.

                    Motorcycle Unit Shipments and Net Revenue
                        For the Nine-Month Periods Ended
                    September 29, 2002 and September 23, 2001
================================================= =========== =========== ============= ===========
                                                                            Increase
                                                     2002        2001      (Decrease)    %Change
================================================= =========== =========== ============= ===========
                                   Motorcycle Unit Shipments
===================================================================================================
Harley-Davidson(R)motorcycle units                  197,683    170,926        26,757       15.7%
------------------------------------------------ ----------- ----------- ------------ ------------

Buell(R)motorcycle units                              7,812      7,754            58        0.7
------------------------------------------------ ----------- ---------- ------------- ------------

  Total motorcycle units                            205,495    178,680        26,815       15.0%
================================================ =========== ========== ============= ============

                                   Net revenue (in millions)
==================================================================================================

  Harley-Davidson motorcycles                      $2,340.8   $1,937.1        $403.7       20.8%
------------------------------------------------ ----------- ---------- ------------- ------------

  Buell motorcycles                                    45.4       49.0         (3.6)       (7.3)
------------------------------------------------ ----------- ---------- ------------- ------------

  Total motorcycles                                 2,386.2    1,986.1         400.1       20.1
------------------------------------------------ ----------- ---------- ------------- ------------

  Motorcycle Parts and Accessories                    499.3      398.2         101.1       25.4
------------------------------------------------ ----------- ---------- ------------- ------------

  General Merchandise                                 176.7      116.4          60.3       51.8
------------------------------------------------ ----------- ---------- ------------- ------------

  Other                                                 2.2         .2           2.0       n/a
------------------------------------------------ ----------- ---------- ------------- ------------

  Total Motorcycles segment                        $3,064.4   $2,500.9        $563.5       22.5%
================================================ =========== ========== ============= ============

The 22.5% increase in net revenue was primarily attributable to the increase in Harley-Davidson motorcycle unit shipments as demand for the Company's Harley-Davidson motorcycles continued to grow.

The most recent U.S. market information (provided by the Motorcycle Industry Council) indicates that the Company had a U.S. heavyweight (651+cc) market share of 44.5% through August 2002 (Harley-Davidson models only) compared to 41.6% for the same period in 2001. Through August 2002, retail registrations in this market have grown 12.1%, while retail registrations for the Company's motorcycles (Harley-Davidson models only) increased 19.8%. Although, industry information is not yet available for September, Company data shows a 19.1% increase in U.S. retail registrations of its Harley-Davidson motorcycles through the first nine months of 2002.

European market data (provided by Giral S.A.) includes retail registrations in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. The most recent market information available shows the Company with a 6.0% share (Harley-Davidson models only) of the heavyweight (651+cc) market through August 2002, slightly higher than August 2001. Through August 2002, retail registrations for the Company's motorcycles (Harley-Davidson models only) were up 2.5%, while the European heavyweight market in total increased 1.9%. The Company believes that the continued soft economy in Europe continues to impact the heavyweight motorcycle market. Although industry information is not yet available for September, Company data, which includes retail registrations in all European countries, shows that Harley-Davidson motorcycles are up 8.5% through the first nine months of 2002. The Company's performance in the European heavyweight market has been positively impacted by sales of its new V-Rod motorcycle.

Available data relating to the Japanese market (derived from industry sources) shows the Company with a 22.2% share (Harley-Davidson models only) of the heavyweight (651+cc) market through August 2002, up from 20.5% for the same period in 2001. The Japanese market has increased .5% through August 2002, while retail registrations for the Company's motorcycles (Harley-Davidson models only) increased 7.7%. Although, industry information is not yet available for September, Company data indicates Japanese retail registrations of its Harley-Davidson motorcycles have increased 13.9% through the end of September 2002.

P&A net revenue of $499.3 million for the first nine months of 2002 was up $101.1 million, or 25.4%, compared to the same period of 2001. General Merchandise net revenue of $176.7 million was up $60.3 million, or 51.8%, compared to the first three-quarters of 2001. The larger than normal increases in P&A and General Merchandise were driven by the Company's 100th Anniversary products, as well as continued demand for Harley-Davidson motorcycles.

                                  Gross Profit
Gross profit for the first nine months of 2002 totaled $1.0 billion, an increase of $207.1 million, or 24.7%, over the same period in 2001. The gross profit margin was 34.2% in the first nine months of 2002, up from 33.6% for the first nine months of 2001. The increase in gross margin in the first nine months of 2002 was driven by several factors including favorable motorcycle product mix, favorable geographic mix and model year wholesale price increases. In addition, P&A and General Merchandise gross margins were favorably impacted by the sale of the Company's commemorative 100th Anniversary products, which generally have a higher gross margin than other P&A and General Merchandise products.

                               Financial Services
                        For the Nine-Month Periods Ended
                    September 29, 2002 and September 23, 2001
                              (Dollars in Millions)
===============================================================================================
                                                                          Increase
                                                      2002       2001    (Decrease)    %Change
-----------------------------------------------------------------------------------------------

Financial Services income                            $157.5     $132.5     $25.0        18.9%
-----------------------------------------------------------------------------------------------

Financial Services interest & operating expense        78.6       88.2      (9.6)      (10.8)
===============================================================================================

Operating income from Financial Services              $78.9      $44.3     $34.6        78.0%
===============================================================================================

For the nine months ended September 29, 2002, Financial Services income was $157.5 million, an increase of $25.0 million over the same period in 2001. Operating income from Financial Services was $78.9 million, an increase of $34.6 million over the same period in 2001. The increase in operating income was driven by strong overall performance in HDFS' retail, wholesale, and insurance lines combined with lower provision for credit losses, lower borrowing costs, and larger securitization gains. The increase in the retail business was led by the strong customer acceptance of HDFS' consumer financing program introduced in 2001. This program is based on tiered pricing offering lower rates to borrowers with stronger credit ratings.

During the nine months ended September 29, 2002, HDFS securitized and sold approximately $1.1 billion of retail installment loans resulting in gains of $43.4 million. During the nine months ended September 23, 2001, HDFS securitized and sold approximately $0.7 billion of retail installment loans resulting in gains of $30.0 million.

                               Operating Expenses
                        For the Nine-Month Periods Ended
                    September 29, 2002 and September 23, 2001
                              (Dollars in Millions)
===============================================================================================
                                                    2002        2001      Increase    %Change
-----------------------------------------------------------------------------------------------
Motorcycles                                        $469.0      $395.2       $73.8      18.7%
-----------------------------------------------------------------------------------------------

Corporate                                             9.6         9.1          .5       5.3
===============================================================================================

Total operating expenses                           $478.6      $404.3       $74.3      18.4%
===============================================================================================

Total operating expenses in the first nine months of 2002 increased $74.3 million or 18.4% compared to the first nine months of 2001. Operating expenses as a percent of net revenue were 15.6% and 16.2% for the first three-quarters of 2002 and 2001, respectively. The increase in operating expenses, which includes selling, administrative and engineering expenses, was driven by the Company's ongoing investment in various initiatives designed to support its current and future growth objectives. Increases during the first nine months of 2002 included selling and marketing expenses associated with the Company's fourteen month-long 100th Anniversary celebration and higher employee benefit costs driven by the higher cost of health care and pensions (See "Note 7 - Pension Plans").

                              Interest income, net
Net interest income in the first nine months of 2002 was $11.6 million compared to $14.1 million in the same period last year. Net interest income was lower than prior year primarily due to lower interest rates in the first three quarters of 2002, when compared to the same period in 2001. During the first nine months of 2002, approximately $1.7 million of interest was capitalized in connection with the Company's capacity expansion plans.

                            Consolidated income taxes
The Company's effective income tax rate was 34.5% and 35.0% during the first nine months of 2002 and 2001, respectively.

                                  Other Matters

                                  Environmental
The Company's policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues. The Company entered into a settlement agreement with the U.S. Navy regarding soil and groundwater remediation at the Company's manufacturing facility in York, Pennsylvania and has been conducting environmental investigation and remediation activities at the facility working with the Pennsylvania Department of Environmental Protection. In February 2002, the Company was advised by the United States Environmental Protection Agency
(EPA) that it considers some of the Company's remediation activities at the facility to be subject to the EPA's corrective action program and offered the Company the option of addressing corrective action under a facility lead agreement. The Company agreed to participate in EPA's corrective action program. The Company currently estimates that it will incur approximately $4.6 million of future response costs related to all remediation efforts at the facility.(1) The Company has established reserves for this amount. The Company's estimate of future response costs is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response costs are expected to be incurred over a period of several years, ending in 2009. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Recurring costs associated with managing hazardous substances and pollution in on-going operations have not been material.

The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company's annual capital expenditures relate to equipment that has the sole purpose of meeting environmental compliance obligations. The Company anticipates that capital expenditures during 2002 for equipment used to limit hazardous substances/pollutants will be approximately $10.0 million. This estimate includes expenditures to be made in connection with the Company's current capacity expansion plans described in the "Liquidity and Capital Resources" section. The Company does not expect that these expenditures related to environmental matters will have a material effect on future operating results or cash flows.(1)

                                  Pension Plans
The Company has several noncontributory defined benefit pension plans which cover substantially all employees of the Motorcycles segment. During the second quarter of 2002, the Company adjusted its long-term expected rate of return on pension assets from 10.5% to 8.5% as a result of current and projected market conditions. This change will result in $6.0 million of additional pension expense during 2002. The Company recognized $1.5 million of this expense during the third quarter of 2002 and $4.5 million during the nine months ended September 29, 2002. Pension expense is included in cost of goods sold and operating expense at a ratio of approximately 75% and 25%, respectively.

The Company is in the process of determining the assumptions that will be used to calculate its 2003 pension expense, including the discount rate used in determining the present value of the Company's pension obligations. The Company has used a discount rate of 8% for 2002 and 2001. Although a new discount rate has not yet been selected the Company has estimated that for every one-half percent decrease in the discount rate, 2003 pension expense will increase by approximately $6 million.

            Liquidity and Capital Resources as of September 29, 2002

The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in other current assets and liabilities such as accounts receivable, inventory, prepaid expenses and accounts payable.

The Company generated $734.0 million of cash from operating activities during the first nine months of 2002 compared to $605.9 million in 2001. The largest component of cash from operating activities is net income which was approximately $429.4 million in the first nine months of 2002 compared to $319.4 million in the first nine months of 2001. Cash from operating activities also includes the impact of a $50 million contribution to the Company's pension plans during the first nine months of 2002 compared to a $19 million contribution during first nine months of 2001.

Cash provided by operating activities is also impacted by changes in other current assets and liabilities. Changes in these balances increased/ (decreased) operating cash flows by approximately $167.7 million and $113.4 million during the first nine months of 2002 and 2001, respectively. September year-to-date changes in working capital during 2002 and 2001 consisted of the following (in millions):

                                                       Nine-months ended
                                                       -----------------
Working capital item                                  2002             2001
--------------------                                  ----             ----
Accounts receivable, net                           $   6.8          $ (51.7)
Inventories                                          (31.8)             6.3
Other                                                (11.8)            (4.3)
Accounts payable and accrued expenses                204.5            163.1
                                                   -------          -------
Total                                               $167.7           $113.4
                                                   =======          =======

The 2002 change in accounts receivable of $6.8 million includes the impact of lower accounts receivable balances in Europe. Prior to August 2002, HDFS offered wholesale financing to the Company's European motorcycle dealers through a joint venture with another finance company. In August 2002, HDFS finalized its termination of that joint venture and began directly serving the wholesale financing needs of many of the Company's European dealers. In connection with this change HDFS purchased approximately $38.8 million of European accounts receivable from the Motorcycles segment in the third quarter of 2002. It is expected that HDFS will continue to purchase European receivables from the Motorcycles segment on an ongoing basis. As HDFS increases its business in Europe, the Company expects that accounts receivable will continue to decrease, while finance receivables will continue to increase.

The impact of lower accounts receivable in Europe was partially offset by higher accounts receivable balances in the Company's other international markets.

The change in inventory during the first nine months of 2002 was driven by an increase in finished goods motorcycle inventory. Finished goods motorcycle inventory, at the end of the third quarter of 2002, included a higher level of goods in-transit due to the timing of inventory transfers from the Company's U.S. manufacturing facilities to its international subsidiaries. Inventory was also impacted by an increase in general merchandise at the end of the third quarter of 2002. The increase related primarily to the Company's inventory of commemorative 100th Anniversary products, which were stocked to support demand for these products during the fourth quarter of 2002.

Accounts payable and accrued expenses increased $204.5 million in the first nine months of 2002. The increase relates primarily to higher unit volumes and higher accrued income taxes during the first nine months of 2002.

Capital expenditures were $182.7 million and $165.4 million during the first nine months of 2002 and 2001, respectively. During 2002, the Company continued work on its capacity expansion efforts that are taking place at several of the Company's existing facilities. These plans include a 350,000 square foot expansion at the Company's York, Pennsylvania assembly facility; a 60,000 square foot expansion at the Company's Tomahawk, Wisconsin facility; and a 165,000 square foot addition to the Company's Product Development Center in Wauwatosa, Wisconsin. The Company completed the Tomahawk expansion in the third quarter of 2002, but will continue to invest capital related to the remaining projects during the fourth quarter of 2002 and into 2003. The Company estimates that total capital expenditures required in 2002 will be in the range of $270 to $300 million and that a similar amount will required for capital expenditures during 2003.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2002 and 2003 with internally generated funds.(1)

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt, and redeemable preferred stock. As of September 29, 2002 HDFS' debt consisted of the following (in millions):

Commercial paper                                            $456.6
$745 million combined revolving credit
   facilities due in 2005 and 2003                            54.4
$200 million European revolving credit
   facility due July 2005                                     62.1
Senior subordinanted notes, expiring 2007                     30.0
                                                            ------
Total finance debt                                          $603.1
                                                            ======

HDFS may issue commercial paper up to $745 million, with maturities up to 270 days from the issuance date. Outstanding commercial paper may not exceed the liquidity support provided by the unused portion of the Credit Facilities noted below.

As of September 29, 2002, HDFS had agreements with financial institutions providing bank credit facilities totaling $745 million (Credit Facilities). The Credit Facilities consisted of a $350 million revolving credit facility due in 2005 and a $395 million 364-day revolving credit facility due in September 2003. The 364-day facility was renewed during September 2002 for $395 million and in October 2002, the facility was increased $5 million to $400 million.

The primary use of the Credit Facilities is to provide liquidity to the unsecured commercial paper program and to fund HDFS' business operations. Under the terms of the Credit Facilities, commercial paper outstanding cannot exceed liquidity support provided by the unused portion of the Credit Facilities. Accordingly, at September 29, 2002, HDFS had aggregate remaining availability under the Credit Facilities of $233.9 million. The Company expects that the credit facility expiring in September 2003 will be renewed or that suitable financing alternatives exist.(1)

As discussed above, prior to August 2002, HDFS offered wholesale financing to some of the Company's European motorcycle dealers through a joint venture with another finance company. In August 2002, HDFS finalized its termination of that joint venture and began directly serving the wholesale financing needs of the Company's European dealers. In connection with the termination of the joint venture HDFS purchased $20.8 million of dealer wholesale loans from the joint venture.

During July 2002, HDFS entered into a $200 million revolving credit facility due July 2005. The primary purpose of the $200 million credit facility is to fund HDFS' European business operations.

In connection with its various debt agreements, HDFS has various operating and financial covenants and was in compliance at September 29, 2002. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business.

The Company expects future activities of HDFS will be financed from internally generated funds, securitization programs, commercial paper, revolving credit facilities, continuation of its subordinated debt, redeemable preferred stock, and advances or loans from the Company.(1)

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 1,089,000 shares and 2,245,500 shares of its common stock during the first nine months of 2002 and 2001, respectively, under the latter authorization.

The Company's Board of Directors declared three cash dividends during the first nine months of 2002 totaling $.10 per share. This includes a $.035 per share cash dividend declared on August 15, 2002 and payable September 30, 2002 to shareholders of record on September 18, 2002.

                                  Risk Factors

The Company's ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected P&A/general merchandise supplier backorders, (v) sell all of the Harley-Davidson motorcycles it plans to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to foreign currency exchange rate fluctuations, (ix) successfully adjust to interest rate fluctuations, and (x) successfully manage changes in the credit quality of HDFS's loan portfolio. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, difficulty with suppliers, natural causes or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for trading purposes. Sensitivity analysis is used to manage and monitor foreign exchange and interest rate risk.

Refer to the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001 for a discussion of the Company's accounting policies and additional disclosure related to derivative financial instruments.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, predominately in European countries and Japan, as a result of the sales of its products in foreign markets. Forward foreign exchange contracts are used to hedge against the earnings effects of Euro fluctuations. At September 29, 2002 these contracts represented a combined U.S. dollar equivalent of approximately $205.6 million. A uniform 10% strengthening in the value of the dollar relative to the currency underlying these contracts would have resulted in a decrease in the fair market value of the contracts of approximately $21.4 million at September 29, 2002. In accordance with SFAS No. 133, the Euro contracts are designated as cash flow hedges and gains and losses that result from changes in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income. The Company's foreign currency exposure to the Japanese yen is offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS' earnings are affected by changes in short-term interest rates as a result of securitization transactions, borrowings under bank credit facilities and the issuance of commercial paper. HDFS utilizes interest rate swap agreements, from time to time, to reduce the impact of fluctuations in interest rates. As of September 29, 2002, HDFS had no interest swap agreements outstanding.

Item 4. Controls and Procedures
Within 90 days of the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 29, 2002.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. The Company filed a motion to dismiss the amended complaint, and on February 27, 2002, the motion was granted by the Court and the amended complaint was dismissed in its entirety. An appeal has been filed and is currently pending in the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. The Company filed a motion to dismiss the complaint, and on September 23, 2002, the motion was granted by the Court and the complaint was dismissed in its entirety. The Company believes that the warranty extension it announced in January 2001 adequately addresses the condition for affected owners. The Company has established reserves for this extended warranty.

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on the environmental matters.

Item 6. Exhibits and Reports on Form 8-K
          (a)  Exhibits

        99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

        99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

          (b)  Reports on Form 8-K
         The Company filed a Form 8-K on August 12, 2002 to announce that, Jeffrey L. Bleustein and James L. Ziemer, the principal executive officer and principal financial officer of the Company, respectively, each filed with the Securities and Exchange Commission a written statement under oath pursuant to Securities and Exchange Commission Order No. 4-460. The officers executed such statements in the exact form of Exhibit A to the Order.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HARLEY-DAVIDSON, INC.




Date:     11/12/02                               by: /s/  James L. Ziemer
                                                 -------------------------------
                                                 James L. Ziemer
                                                 Vice President and Chief
                                                 Financial Officer (Principal
                                                 Financial Officer)


Date:    11/12/02                                by: /s/  James M. Brostowitz
                                                 -------------------------------
                                                 James M. Brostowitz
                                                 Vice President, Controller
                                                 (Principal Accounting Officer)
                                                 and Treasurer

                      Chief Executive Officer Certification

I, Jeffrey L. Bleustein, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Harley-Davidson, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  November 12, 2002                         /s/ Jeffrey L. Bleustein
                                                    ----------------------------
                                                     Jeffrey L. Bleustein
                                                     Chief Executive Officer

                      Chief Financial Officer Certification

I, James L. Ziemer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Harley-Davidson, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:  November 12, 2002                         /s/ James L. Ziemer
                                                    ----------------------------
                                                    James L. Ziemer, Vice
                                                    President and Chief
                                                    Financial Officer

                              HARLEY-DAVIDSON, INC.
                           Exhibit Index to Form 10-Q


Exhibit
Number

99.1     Written Statement of the Chief Executive Officer Pursuant to
         18 U.S.C.ss.1350

99.2     Written Statement of the Chief Financial Officer Pursuant to
         18 U.S.C.ss.1350