Form 10-K
period 2002-12-31
HARLEY DAVIDSON INC
filed 2003-03-28
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1382325
(State of organization)	(I.R.S. Employer Identification No.)

3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip code)

Registrants telephone number: (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
COMMON STOCK, $.01 PAR VALUE PER SHARE PREFERRED STOCK PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐.

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2002:   $13,906,030

Number of shares of the registrant’s common stock outstanding at March 17, 2003:   304,919,800 shares.

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 3, 2003.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2002

Part I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or  “estimates” or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including the Risk Factors discussed on page 37 of this report.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business Summary

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout.  In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc., all of its subsidiaries and all of its majority-owned affiliates.  The Company operates in the Motorcycles & Related Products segment and the Financial Services segment.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately based on the fundamental differences in their operations.

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company), subsidiaries of H-D Michigan, Inc., and Buell Motorcycle Company LLC (BMC).  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories, clothing and collectibles. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986 and ended 2002 with a domestic market share of 47.5% (Harley-Davidson models only) (Data provided by the Motorcycle Industry Council).

The Financial Services (Financial Services) segment consists of the Company’s subsidiary, Harley-Davidson Financial Services, Inc. and its subsidiaries (HDFS).  HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts (primarily motorcycles and aircraft). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. Prior to the sale of the Harley-Davidson Chrome Visa® Card business in March 2000, HDFS was engaged in the business of financing and servicing revolving charge receivables. HDFS conducts business in the United States, Canada and Europe.

See Note 13, “Business segments and foreign operations,” to the 2002 consolidated financial statements for financial information on the Company’s business segments.

Motorcycles and Related Products

Motorcycles. The primary business of the Motorcycles segment is to design, manufacture and sell premium motorcycles, for the heavyweight market.  The Company is best known for its Harley-Davidson® motorcycle products, but also offers a line of motorcycles and related products under the Buell® brand name.  The Company’s worldwide motorcycle sales generated 78.9%, 80.0% and 79.4% of the total net revenue in the Motorcycles segment during 2002, 2001 and 2000, respectively.

The majority of the Company’s Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change.  In 2001, the Company added to its traditional approach to styling, with the introduction of the V-Rod™ motorcycle, the first member of the new VRSC family.  The new, liquid cooled, V-Rod, inspired by Harley-Davidson’s racing heritage, combines the characteristics of a performance motorcycle with the styling of a custom motorcycle. The Company presently manufactures and sells 28 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from approximately $5,975 to $27,995.

The Motor Company manufacturers five families of motorcycles: Sportster®, Dyna Glide, Softail®, Touring and VRSC.  These motorcycles are powered by one of four air-cooled, twin cylinder engines with a 45-degree “V” configuration, or in the case of the VRSC V-Rod™, a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration.

Studies by the Company indicate that the average U.S. Harley-Davidson motorcycle purchaser is a married male in his mid-forties (approximately two-thirds of purchasers are between the ages of 35 and 54), with a household income of approximately $78,600. These customers generally purchase a motorcycle for recreational purposes rather than to provide transportation. Over two-thirds of the Company’s U.S. sales of Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school, and 31% of the buyers have college degrees.  Approximately 9% of the Company’s Harley-Davidson U.S. retail motorcycle sales are to female buyers.

The Company’s Buell motorcycle products emphasize innovative design, responsive handling and overall performance.  During 2002, the Company revamped its Buell motorcycle line up with the introduction of two new motorcycles, the Firebolt™ XB9R and the Lightning® XB9S.  These new motorcycles and the Blast®, introduced in 2000, comprise the current Buell motorcycle family.  The new Buell motorcycles focus on superior handling and are powered by a 984cc V-Twin engine. The Buell Blast is considerably smaller, lighter and less expensive than the Buell heavyweight models and is powered by a 492 cc single-cylinder engine.  The Buell heavyweight performance motorcycle models have domestic manufacturer’s suggested retail prices of $9,995. The Blast, which competes in the standard market segment, has a domestic manufacturer’s suggested retail price of $4,595.

Company studies indicate that the average U.S. purchaser of a Buell heavyweight motorcycle is a male at the average age of 36 with an average household income of approximately $69,600.  Approximately 6% of all Buell heavyweight U.S. retail motorcycle sales are to females. The Company’s studies indicate that almost two-thirds of Buell Blast purchasers have never owned a motorcycle before, and in excess of 97% of them had never owned a Buell motorcycle before.  The average age of Blast purchasers is 36, with over one-half of them being female.

The motorcycle market is comprised of four segments: standard, which emphasizes simplicity and cost; performance, which emphasizes handling and acceleration; touring, which emphasizes comfort and amenities for long-distance travel; and custom, which emphasizes styling and individual owner customization.  The touring segment of the heavyweight market was pioneered by the Company and includes motorcycles equipped for long-distance touring with fairings, windshields, saddlebags and Tour Pak® luggage carriers.  The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles. The standard and performance segments of the market are served primarily by the Company’s Buell motorcycle line.

Although there are some differences in accessories between the Company’s top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable.  The prices for the high-end of the Company’s Harley-Davidson custom product line range from being competitive to 50% more than its competitors’ custom motorcycles.  The custom portion of the Harley-Davidson product line represents the Company’s highest unit volumes and continues to command a premium price because of the features, styling and high resale value associated with Harley-Davidson custom products.  The Company’s smallest displacement custom motorcycle (the 883cc Sportster®) is price competitive with comparable motorcycles available in the market.  The Company’s surveys of retail purchasers indicate that more than three-quarters of the purchasers of its Sportster model either have previously owned competitive-brand motorcycles, are completely new to the sport of motorcycling or have not participated in the sport for at least five years.  Since 1988, the Company’s research has consistently shown that purchasers of Harley-Davidson motorcycles have a repurchase intent at or in excess of 90%, and the Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced models.

Parts & Accessories. The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories).  Worldwide P&A net revenue comprised 15.4%, 15.1% and 15.4% of net revenue in the Motorcycles segment in 2002, 2001 and 2000, respectively.

General Merchandise. Worldwide General Merchandise net revenue, which includes MotorClothesTM apparel and collectibles, comprised 5.7%, 4.9% and 5.2% of net revenue in the Motorcycles segment in 2002, 2001 and 2000, respectively.

Other Services.  The Company also provides a variety of services to its dealers including service and business management training schools, customized dealer software packages, delivery of its motorcycles, a motorcycle rental program and a rider training program.

Licensing. The Company creates an awareness of the Harley-Davidson brand among the non-riding public and provides a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and numerous related trademarks owned by the Company.  The Company currently has licensed the production and sale of a broad range of consumer items, including t-shirts, jewelry, small leather goods, toys and numerous other products.  The Company also licenses the use of its name in connection with a cafe located in Las Vegas.  Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.

The Company’s licensing activity provides a valuable source of advertising and goodwill.  Licensing also has proven to be an effective means for enhancing the Company’s image with consumers, and it provides an important tool for policing the unauthorized use of the Company’s trademarks, thereby protecting the Harley-Davidson brand and its use.  Royalty revenues from licensing, included in Motorcycles segment net revenue, were approximately $36 million, $32 million and $31 million during 2002, 2001 and 2000, respectively.  While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

Patents and Trademarks.  The Company owns certain patents that relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and certain motorcycle related designs and to enforce those patents. The Company sees such actions as important as it moves forward with new products, designs and technologies.

Trademarks are important to the Company’s motorcycle business and licensing activities.  The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products and services, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the HARLEY-DAVIDSON trademark and the Company’s Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo. The Company is making efforts to improve the awareness of the Buell trademarks as the Buell business expands. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered both in the United States and abroad. The following are among the trademarks of H-D Michigan, Inc.:  Harley-Davidson, H-D, Harley, the Bar & Shield Logo, MotorClothes, the MotorClothes Logo, Rider’s Edge, Harley Owners Group, H.O.G., the

H.O.G. Logo, Softail, Sportster and V-Rod.  The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. The following are among the trademarks of Buell Motorcycle Company:  Buell, the Pegasus Logo and BRAG.  The BUELL trademark has been used since 1984.

Marketing.  The Company’s marketing efforts are divided among dealer promotions, customer events, magazine and direct mail advertising, television advertising, public relations, cooperative programs with Harley-Davidson/Buell dealers and Internet communications. In addition, in 1999 the Motor Company began a five-year strategic alliance with the Ford Motor Company which brings together resources to focus on a series of technical and marketing ventures.  The Company also sponsors racing activities and special promotional events and participates in most major motorcycle consumer shows and rallies.

In addition, the Company offers an online catalog which is viewed from the Harley-Davidson web site. Customers actively browse the site, create and share product wish lists, utilize the dealer locator and place catalog orders. Catalog orders are fulfilled by the participating authorized Harley-Davidson dealer that is selected by the customer. Those same dealers handle any after-sale services that the customer may require.

During 2002 the Company began its 14 month-long 100th Anniversary celebration.  This celebration began with The Open Road Tour, which included festivals in five cities across North America and will include four international sites in 2003.  The celebration will culminate in August of 2003 at a four-day event located in Milwaukee, Wisconsin.

The Harley Owners Group®, or H.O.G.®, has approximately 750,000 members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization.  The Company formed this riders' club in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.  The Buell Riders Adventure Group, or “BRAG®”, was formed in recent years and has grown to approximately 10,000 members.  BRAG sponsors events, including national rallies and rides, across the U.S. for Buell motorcycle enthusiasts.

The Company’s expenditures on worldwide marketing, selling and advertising were approximately $213 million, $176 million and $163 million during 2002, 2001 and 2000, respectively.

International Sales.  International revenue was approximately $675 million, $597 million and $585 million, accounting for approximately 17%, 18% and 20% of net revenue of the Motorcycles segment, during 2002, 2001, and 2000, respectively.  The Company ended 2002 with a 6.6% share of the European heavyweight (651+cc) market and a 21.3% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market. . The European management team is continuing to focus on the expansion and improvement of distributor and dealer relationships. The Company is achieving this through its dealer development activities, specialized training programs, retail financing initiatives, ongoing product development and coordinated Europe-wide and local marketing programs aimed at attracting new customers.  See Note 13 to the consolidated financial statements for additional information regarding foreign operations.

Distribution-United States.  The Company’s basic channel of distribution in the United States for its motorcycles and related products consists of approximately 644 independently owned full-service Harley-Davidson dealerships to whom the Company sells directly.  This includes 436 combined Harley-Davidson® and Buell® dealerships.  There are no Buell-only dealerships.  With respect to sales of new motorcycles, approximately 81% of the U.S. dealerships sell the Company’s motorcycles exclusively.  All dealerships stock and sell the Company’s genuine replacement parts, accessories, and MotorClothes™ apparel and collectibles, and perform service for the Company’s motorcycles.  The Company also sells a smaller portion of its parts and accessories and general merchandise through “non-traditional” retail outlets.  The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs).  SRLs, also known as Harley Shops, are satellites of the main dealership and are developed to meet the service needs of the Company’s riding customers.  Harley Shops also provide replacement parts and accessories and MotorClothes apparel and collectibles and are authorized to sell new motorcycles.  AROs are located primarily in high traffic areas such as malls, airports or popular vacation destinations and focus on selling the Company’s MotorClothes apparel and collectibles and Licensed Products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks.  AROs and SROs are not authorized to sell new motorcycles.  There are approximately 80 SRLs, 52 AROs, and 20 SROs located in the United States.

Distribution-Europe.  In the European Region (Europe/Middle East/Africa), there are approximately 436 independent Harley-Davidson dealerships serving 32 country markets.  This includes 313 combined Harley-Davidson and Buell dealerships.  Buell is further represented by ten dealerships that do not sell Harley-Davidson motorcycles.   In addition, the Company’s dealer network includes 26 ARO’s across the 32 European country markets. The Company has an established infrastructure in Europe based out of its headquarters in the United Kingdom and operates through a network of independent dealers served by eight independent distributors and by five wholly owned sales and marketing subsidiaries in France, Germany, Italy, the Netherlands and the United Kingdom.

Distribution-Asia/Pacific.  In the Asia/Pacific region, approximately 218 independent retail dealers serve nine country markets.  Of these retail outlets, 73 currently sell both Harley-Davidson and Buell products and two are Buell-only dealerships.  Within the region, the Japan market is served through a wholly owned subsidiary, Harley-Davidson Japan KK, and 161 independent dealers.  Harley-Davidson Japan KK provides product, marketing, distribution, and support to dealers in the Japanese market.  The Australian/New Zealand market, the region’s second largest, is supported by 50 dealers and three independent distributors that have operations in the cities of Sydney, Melbourne, and Brisbane.  The remainder of the region’s dealerships receive product directly from the Company and operate in smaller East and Southeast Asian markets.

Distribution-Latin America.  In Latin America, 17 country markets are served by approximately 32 dealerships and 13 AROs/SROs.  Mexico is the Company’s largest market in Latin America and is served by an independent distributor through a privately owned warehouse in Laredo, Texas.  In Brazil, an assembly facility structured as a wholly owned subsidiary, Harley-Davidson do Brasil Ltda., produces a portion of the country’s motorcycle sales.  The remainder of the motorcycles sold in Brazil, as well as the rest of the Latin American market, are shipped directly from the Company.

Distribution-Canada.  In Canada, there are approximately 76 independent Harley-Davidson® dealerships, one independent stand-alone Buell® dealership, and 3 AROs, all served by a single independent distributor, Fred Deeley Imports Ltd.  This network includes 32 combined Harley-Davidson and Buell dealerships resulting in a total of 33 Buell dealerships in Canada.

Seasonality.  In general, the Motor Company has not experienced significant seasonal fluctuations in its wholesale sales.  This has been primarily the result of a strong demand for the Company’s Harley-Davidson motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers.  Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.  For further discussion of seasonal fluctuations in retail sales, see "Seasonality" under the Financial Services business summary on page 14.

Retail Customer and Dealer Financing.  The Company believes that HDFS as well as other financial services companies provide adequate financing to the Company’s distributors, dealers and their retail customers.  HDFS provides financing to the Company’s dealers, distributors and dealers’ retail customers in the U.S. and Canada, and beginning in 2002, it began servicing the wholesale financing needs of many of the Company’s European dealers.  The Company’s customers in the Asia/Pacific and Latin America regions are not serviced by HDFS, but have access to financing though other established financial services companies.

Competition.  The heavyweight (651+cc) motorcycle market is highly competitive.  The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company.  They also have larger worldwide revenue and are more diversified than the Company.  In addition to these larger, established competitors, the Company has competitors in the U.S.  The U.S. competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.  These competitors currently have production and sales volumes that are lower than the Company’s and do not hold a significant market share.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties.  The Company emphasizes quality, reliability and styling in its products and offers a warranty for its motorcycles.  The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies, H.O.G.® and its financing through HDFS as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company’s competitors.

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market, which together accounted for 80%, 79% and 78% of total heavyweight retail unit sales in the U.S. during 2002, 2001 and 2000, respectively.  The custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company.   During 2002 the heavyweight segment (including standard, performance, touring and custom motorcycles) represented approximately one-half of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 15 years, the Company has led the industry in domestic (United States) unit sales of heavyweight motorcycles.  The Company’s share of the heavyweight market was 48.2% in 2002 compared to 45.7% in 2001. This share is significantly greater than the Company’s largest competitor in the domestic market which ended 2002 with a 19.8% market share.

The following chart includes U.S. retail registration data for the Company and its major competitors for the years 1998 through 2002.

Market share of U.S. Heavyweight Motorcycles(1)

(Engine Displacement of 651+cc)

	Year Ended December 31,
	2002	2001	2000	1999	1998
New U.S. Registrations (thousands of units):
Total market new registrations	442.3	394.3	340.0	275.6	227.1

Harley-Davidson® new registrations	209.3	177.4	155.1	134.5	109.1
Buell® new registrations	2.9	2.6	4.2	3.9	3.2
Total Company new registrations	212.2	180.0	159.3	138.4	112.3

Percentage Market Share:
Harley-Davidson motorcycles	47.5%	45.0%	45.6%	48.8%	48.1%
Buell motorcycles	0.7	0.7	1.2	1.4	1.4
Total Company	48.2	45.7	46.8	50.2	49.5

Honda	19.8	20.5	18.5	16.4	20.3
Suzuki	9.6	10.8	9.3	9.4	10.0
Kawasaki	6.9	8.0	9.0	10.3	10.1
Yamaha	8.9	7.9	8.4	7.0	4.2
Other	6.6	7.1	8.0	6.7	5.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)          Motorcycle registration and market share information has been derived from data published by the Motorcycle Industry Council (MIC). MIC has revised its data for 2000 and the above reflects the revised data.

The Company faces unique competitive challenges in the international markets.  The European heavyweight motorcycle market (as defined below) is less than three-quarters of the size of the U.S. market, and unlike the domestic market it is comprised of the unique tastes of many individual countries that together represent the total European market.  In addition, 82% of the European heavyweight (651+cc) motorcycle market is comprised of the standard and performance segments.  The Company competes in these market segments with the V-Rod and its Buell® motorcycle product line, which is a relatively young brand with smaller unit volumes than the Company’s more well-known Harley-Davidson® product line.

On a worldwide basis, the Company measures its market share using the heavyweight classification.  Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

Worldwide Heavyweight Motorcycle Registration Data

(Engine Displacement of 651+cc)

(Units in thousands)

	2002		2001		2000
	Units	% Share	Units	% Share	Units	% Share
North America(1)
Harley-Davidson new registrations	220.1	46.4%	185.6	43.9%	163.1	44.6%
Buell new registrations	3.0	.6	2.7	.6	4.3	1.2
Company registrations	223.1	47.0%	188.3	44.5%	167.4	45.8%
Market new registrations	475.0		422.8		365.4

Europe(2)
Harley-Davidson new registrations	20.1	6.6%	19.6	6.7%	19.9	6.8%
Buell new registrations	1.8	.6	2.2	0.7	1.9	.6
Company registrations	21.9	7.2%	21.8	7.4%	21.8	7.4%
Market new registrations	303.5		292.1		293.4

Japan/Australia(3)
Harley-Davidson new registrations	13.6	21.3%	12.7	20.4%	12.2	19.5%
Buell new registrations	.7	1.2	.7	1.0	.7	1.0
Company registrations	14.3	22.5%	13.4	21.4%	12.9	20.5%
Market new registrations	63.9		62.1		62.7

Total(4)
Harley-Davidson new registrations	253.8	30.1%	217.8	28.0%	195.2	27.1%
Buell new registrations	5.5	0.7	5.6	0.7	6.9	0.9
Company registrations	259.3	30.8%	223.4	28.7%	202.1	28.0%
Market new registrations	842.4		777.0		721.5

(1)          Includes the United States and Canada.  Data provided by the Motorcycle Industry Council (MIC).  MIC has revised its data for 2000, and the above reflects the revised data.

(2)          Includes Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom.  Data provided by Giral S.A.  2001 market data was revised by Giral S.A. in 2002.

(3)          2002 data provided by ERG, International and industry sources.  2000 and 2001 data provided by the Australian Bureau of Statistics and industry sources.

(4)          Includes the North American, European and Japan/Australia markets as defined above.

Motorcycle Manufacturing. The Motor Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. The Motor Company incorporates manufacturing techniques focused on continuous improvement. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, are designed to improve product quality, productivity and asset utilization in the production of Harley-Davidson® motorcycles.

The Motor Company’s use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, and minimize scrap and rework costs.  This system also allows quicker reaction to engineering design changes, quality improvements and market demands.  The Motor Company continues to train the majority of its manufacturing employees in problem solving and statistical methods.

The Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its Harley-Davidson motorcycle production capacity to have the capability to sustain its growth for units shipped. During 2002, the Company continued work on its capacity expansion efforts at several of the Company’s existing facilities.  These efforts include a 350,000 square foot expansion at the Company’s York, Pennsylvania assembly facility and a 165,000 square foot addition to the Company’s Product Development Center in Wauwatosa, Wisconsin. The Company will continue to invest capital related to these projects during 2003.  In the second quarter of 2002, the Company completed a 60,000 square foot expansion at the Company’s Tomahawk, Wisconsin facility

Raw Material and Purchased Components.  The Company continues to proceed aggressively to establish long-term, mutually beneficial relationships with its suppliers.  Through these relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives.  This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments.  The Company anticipates no significant difficulties in obtaining raw materials or components.

Research and Development.  The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment.  In recent years, the Company has established a 218,000 square foot Product Development Center (PDC), currently in the process of receiving a 165,000 square foot addition.  The innovative design of the PDC brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team.  The Company also owns and operates a 43,000 square foot Buell research and development facility.  The Company incurred research and development expenses of $139.7 million, $129.5 million and $108.6 million during 2002, 2001 and 2000, respectively.

Regulation. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company.  The Company endeavors to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards.  Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company’s motorcycle products have been certified to comply fully with all such applicable standards. CARB’s motorcycle emissions standards will become more stringent in model year 2004 and 2008, respectively.  EPA has proposed new tail pipe emission standards for 2006 and 2010, respectively.  The EPA proposal is based on harmonizing with the California tail pipe emission limits.  Additionally, the European Union, Japan and certain emerging markets are considering making motorcycle emissions and noise standards more stringent, which in the European Union are already more stringent than those of the EPA.  Consequently, the Company will continue to incur some level of research and development and production costs related to motorcycle emissions and noise for the foreseeable future. .  The Company does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings, or competitive position.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA).  The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.  The Company has from time to time initiated certain voluntary recalls.  During the last three years, the Company has initiated 13 voluntary recalls at a total cost of $7.2 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees.  As of December 31, 2002, the Motorcycles segment had approximately 8,500 employees.  Unionized employees at the motorcycle manufacturing and distribution facilities in Wauwatosa, Menomonee Falls, Franklin and Tomahawk, Wisconsin and Kansas City, Missouri are represented by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM).  Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM.  The collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2008, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on August 1, 2007, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2007.

Internet Access. The Company’s Internet address is www.harley-davidson.com.  The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.  In addition, by June 30, 2003 the Company will makes available, through its website, the following corporate governance materials: (a) the Harley-Davidson, Inc. Corporate Governance Policy, (b) Committee Charters approved by the Harley-Davidson, Inc. Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee, (c) the Financial Code of Ethics,  (d) “Everyday Values: The Harley-Davidson Code of Business Conduct” and (e) the Conflict of Interest Process for Directors and Executive Officers of Harley-Davidson, Inc.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

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

Harley-Davidson® and Buell®. HDFS, operating under the trade name Harley-Davidson Credit and Insurance, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers. Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products. HDFS offers wholesale financial services to Harley-Davidson dealers in the U.S. and Canada, and during 2002, approximately 96% of such dealers utilized those services. Prior to August 2002, HDFS offered wholesale financing to some of the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  During August 2002, HDFS began directly serving the wholesale financing needs of some European dealers.  The wholesale finance operations of HDFS are located in Plano, Texas and Oxford, England.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles and the brokerage of a range of motorcycle insurance policies and extended service warranty agreements. HDFS acts as an insurance agent and does not assume underwriting risk with regard to insurance policies and extended service warranty agreements. Prior to the sale of the Harley-Davidson Chrome Visa® Card business in March 2000, HDFS financed and serviced revolving charge receivables. HDFS’ retail financial services are available through virtually all Harley-Davidson and Buell dealers in the United States and Canada. HDFS’ retail finance operations are located in Carson City, Nevada and Reno, Nevada.

Other Manufacturers. HDFS’ retail and wholesale aircraft financial service programs are similar to programs for Harley-Davidson and Buell dealers and consumers described above. HDFS’ retail and wholesale aircraft business is a small portion of its total business and made up less than 5% of total managed loans as of the end of 2002.

Funding.  HDFS is financed by operating cashflow, advances and loans from the Company, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, senior subordinated debt and redeemable preferred stock.

Competition. The ability to offer a package of wholesale and retail financial services is a significant competitive advantage for HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, strong dealer relations, industry experience, terms, and price.

During 2002, HDFS financed 35% of the new Harley-Davidson motorcycles retailed in the U.S., as compared to 31% in 2001. HDFS faces minimal national competition for the Company’s retail motorcycle finance business. Competitors are primarily banks and other financial institutions providing retail financing to local or regional markets. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in selected markets.

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

Seasonality.  In the northern United States and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences significant seasonal variations. Retail customers typically do not buy motorcycles until they can ride them. From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealers deplete their inventories. From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turn over more slowly, substantially increasing wholesale financing volume.

Regulation.  The operations of HDFS are subject, in certain instances, to supervision and regulation by state, federal, and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing requirements and restrictions, which among other things, (i) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers’ insurance coverages, (iv) require disclosure to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower’s credit experience.

Depending on the provisions of the applicable laws and regulations and the specific facts and circumstances involved, violations of these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan and any mortgage or to obtain a refund of amounts previously paid.  In addition, these laws and regulations could subject HDFS to damages and administrative sanctions.

The above regulation and supervision could limit the discretion of HDFS in operating its business. For example, state laws often establish maximum allowable finance charges for certain consumer and commercial loans. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. The Company can not assure that the applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates charged by HDFS will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect the business of HDFS or its results of operations.

A subsidiary of HDFS, Eaglemark Savings Bank (ESB), formerly known as Eaglemark Bank, N.A., is a Nevada state thrift. As such, the activities of this subsidiary are governed by federal and State of Nevada banking laws and are subject to examination by federal and state examiners. ESB is also required to maintain minimum capital reserves. During 2002, ESB began to originate all retail motorcycle and aircraft receivables and sell the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with common characteristics across the United States and uniformly manage all domestic retail customers.

Employees.  As of December 31, 2002, the Financial Services segment had approximately 600 employees. No employees of HDFS are represented by labor unions.

Item 2. Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2002.

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate office	Milwaukee, WI	573,000	Owned
Product Development Center	Wauwatosa, WI	397,000	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Manufacturing	Menomonee Falls, WI	479,000	Owned
Manufacturing	Tomahawk, WI	189,000	Owned
Manufacturing	York, PA	1,331,000	Owned
Materials Velocity Center	York, PA	193,000	Owned
Manufacturing	Kansas City, MO	330,000	Owned
Materials Velocity Center	Kansas City, MO	87,000	Lease expiring 2004
Manufacturing	East Troy, WI	40,000	Lease expiring 2008
Product Development and office	East Troy, WI	54,000	Lease expiring 2008
Distribution Center	Franklin, WI	250,000	Owned
Motorcycle Testing	Talladega, AL	24,000	Leases expiring 2004
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Ann Arbor, MI	3,000	Lease expiring 2004
Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2005
Office and Warehouse	Oxford, England	27,000	Lease expiring 2017
Office	Windsor, England	10,000	Owned
Office	Liederdorp, The Netherlands	8,000	Lease expiring 2006
Office	Paris, France	6,000	Lease expiring 2005
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2006
Office	Tokyo, Japan	14,000	Lease expiring 2004
Warehouse	Yokohama, Japan	15,000	Lease expiring 2004
Manufacturing and Office	Manaus, Brazil	30,000	Lease expiring 2003

The Company has seven facilities that perform manufacturing operations:  Wauwatosa and Menomonee Falls, Wisconsin (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and Softail® and touring model assembly); Kansas City, Missouri (motorcycle parts fabrication, painting and Dyna Glide, Sportster® and VRSC assembly); East Troy, Wisconsin (Buell® motorcycle assembly); Manaus, Brazil (assembly of select models for Brazilian market).

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	35,000	Lease expiring 2007
Office	Carson City, NV	100,000	Lease expiring 2004
Office	Reno, NV	14,000	Lease expiring 2004
Office	Plano, TX	16,000	Lease expiring 2007
Office	Oxford, England	6,000	Lease expiring 2017

The Financial Services segment has five office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada and Reno, Nevada (retail operations); Plano, Texas (wholesale operations), and Oxford, England (European wholesale operations).

Item 3.  Legal proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002 the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action. The Company believes that this reversal is in error and the Company intends to continue to vigorously defend this matter.  The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide investigation/feasibility study.

In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs at the York facility as covered by the Agreement.

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program and offered the Company the option of addressing corrective action under a facility lead agreement.  The objectives and procedures for facility lead corrective action are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA’s corrective action program.

Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $8.5 million.  The estimated future Response Cost was increased by the Company in 2002 by $3.9 million as a result of the increase in actual costs incurred to date to operate the existing groundwater and soil treatment system at the York facility.  The Company has established reserves for this amount which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.  Response Costs are expected to be incurred over a period of several years ending in 2010.  This timeframe has been extended one year as the site-wide investigation/feasibility study is taking longer than originally anticipated.

Item 4.  Submission of matters to a vote of security holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2002.

Executive officers of the registrant

The following sets forth, as of December 31, 2002, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc.  Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC).  The LSC, which is comprised of selected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers
Name	Age
Jeffrey L. Bleustein	63
Chairman and Chief Executive Officer

Garry S. Berryman	50
Vice President, Materials Management/Product Cost-Harley-Davidson Motor Company

James M. Brostowitz	50
Vice President, Controller and Treasurer

John A. Hevey	45
President and Chief Operating Officer-Buell Motorcycle Company

Ronald M. Hutchinson	55
Vice President, Parts and Accessories-Harley-Davidson Motor Company

Gail A. Lione	53
Vice President, General Counsel and Secretary

James A. McCaslin	54
President and Chief Operating Officer-Harley-Davidson Motor Company

John K. Russell	53
Vice President and Managing Director,
Europe-Harley-Davidson Motor Company

W. Kenneth Sutton, Jr.	54
Vice President, Engineering-Harley-Davidson Motor Company

Donna F. Zarcone	45
President and Chief Operating Officer-Harley-Davidson Financial Services

James L. Ziemer	52
Vice President and Chief Financial Officer

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years: Garry S. Berryman, John A. Hevey, John K. Russell, Kenneth Sutton and Donna F. Zarcone. The following is additional biographical information relating to these five executive officers:

Mr. Berryman has served as Vice President of Materials Management/Product Cost of the Motor Company since April 1999.  He served as Vice President, Purchasing of the Motor Company from September 1997 to March 1999.

Mr. Hevey became the President and Chief Operating Officer of Buell Motorcycle Company in January 2001 prior to that he served as Vice President, General Manager Asia/Pacific and Latin America Regions of the Motor Company since January 1998.  From June 1997 to December 1997, Mr. Hevey served as General Manager Asia/Pacific and Latin America of the Motor Company.

Mr. Russell has served as Vice President and Managing Director of the Motor Company’s European subsidiary since joining the Company in 1998.  Prior to joining the Company Mr. Russell served in various Marketing positions for the Land Rover Group of British Leyland.

Mr. Sutton became the Vice President, Engineering for the Motor Company in 2002.  From 2000 to 2002, Mr. Sutton served as the Vice President, Continuous Improvement for the Motor Company.  From 1996 to 2000 Mr. Sutton served as Vice President, Powertrain Operations for the Motor Company.

Ms. Zarcone has served as President and Chief Operating Officer of HDFS since August 1998.  From June 1994 to August 1998, Ms. Zarcone served as Vice President and Chief Financial Officer of HDFS.

PART II

Item 5.  Market for Harley-Davidson, Inc. common stock and related shareholder matters

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc..  The high and low market prices for the common stock, reported as New York Stock Exchange Composite Transactions, were as follows:

	Low	High
2002
First quarter	$49.12	$57.10
Second quarter	47.88	56.38
Third quarter	42.54	53.02
Fourth quarter	45.03	54.95

2001
First quarter	$34.19	$47.52
Second quarter	34.87	49.94
Third quarter	31.98	54.32
Fourth quarter	38.26	55.99

The Company paid the following dividends per share:

	2002	2001	2000
First quarter	$.030	$.025	$.0225
Second quarter	.035	.030	.0250
Third quarter	.035	.030	.0250
Fourth quarter	.035	.030	.0250
Total year	$.135	$.115	$.0975

The Company has remaining authorization from its Board of Directors to repurchase up to 9.4 million shares of the Company’s outstanding common stock.  In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 1,089,000 and 2,438,500 shares of its common stock during 2002 and 2001, respectively, under the latter authorization.

As of March 17, 2003 there were 85,475 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6.  Selected financial data

	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Income statement data:

Net revenue	$4,090,970	$3,406,786	$2,943,346	$2,482,738	$2,087,670
Cost of goods sold	2,673,129	2,253,815	1,979,572	1,666,863	1,414,034
Gross profit	1,417,841	1,152,971	963,774	815,875	673,636

Financial services income	211,500	181,545	140,135	132,741	102,922
Financial services expense	107,273	120,272	102,957	105,056	82,711
Operating income from financial services	104,227	61,273	37,178	27,685	20,211
Selling, administrative and engineering expense	(639,366)	(551,743)	(485,980)	(427,701)	(360,231)
Income from operations	882,702	662,501	514,972	415,859	333,616
Gain on sale of credit card business	—	—	18,915	—	—
Interest income, net	16,541	17,478	17,583	8,014	3,828
Other, net	(13,416)	(6,524)	(2,914)	(3,080)	(1,215)
Income before provision for income taxes	885,827	673,455	548,556	420,793	336,229
Provision for income taxes	305,610	235,709	200,843	153,592	122,729
Net income	$580,217	$437,746	$347,713	$267,201	$213,500

Weighted-average common shares:
Basic	302,297	302,506	302,691	304,748	304,454
Diluted	305,158	306,248	307,470	309,714	309,406
Earnings per common share from continuing operations:
Basic	$1.92	$1.45	$1.15	$.88	$.70
Diluted	$1.90	$1.43	$1.13	$.86	$.69

Dividends paid	$.135	$.115	$.098	$.088	$.078

Balance sheet data:
Working capital	$1,076,534	$949,154	$799,521	$430,840	$376,448
Current finance receivables, net	855,771	656,421	530,859	440,951	360,341
Long-term finance receivables, net	589,809	379,335	234,091	354,888	319,427
Total assets	3,861,217	3,118,495	2,436,404	2,112,077	1,920,209

Current finance debt	382,579	217,051	89,509	181,163	146,742
Long-term finance debt	380,000	380,000	355,000	280,000	280,000
Total finance debt	762,579	597051	444,509	461,163	426,742

Shareholders’ equity	$2,232,915	$1,756,283	$1,405,655	$1,161,080	$1,029,911

Item 7.  Management’s discussion and analysis of financial condition and results of operations

2002 COMPARED TO 2001

OVERALL

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company, Buell Motorcycle Company and Harley-Davidson Financial Services, Inc.  Harley-Davidson Motor Company produces heavyweight custom and touring motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise.  The Motor Company manufacturers five families of motorcycles: Sportster®, Dyna Glide, Softail®, Touring and VRSC. Dyna Glide, Sportster and VRSC models are manufactured in Kansas City, Missouri, while Softail and Touring models are manufactured in York, Pennsylvania.  Buell Motorcycle Company produces three models of sport motorcycles, the Lightning® XB9S and the Firebolt™ XB9R, and the single-cylinder Buell® Blast®. All Buell motorcycles are manufactured in East Troy, Wisconsin. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Financial Services, Inc. provides wholesale and retail financing and insurance programs to Harley-Davidson/Buell dealers and customers.

The Company’s net revenue for 2002 totaled $4.09 billion, a $684.2 million, or 20.1%, increase over 2001.  Net income and diluted earnings per share for 2002 were $580.2 million and $1.90, respectively, on 305.2 million weighted average shares outstanding.  This compares to net income and diluted earnings per share for 2001 of $437.7 million and $1.43, respectively, on 306.2 million weighted average shares outstanding.  This represents increases in 2002 net income and diluted earnings per share of 32.5% and 32.9%, respectively.

The Company increased its quarterly dividend payment in June 2002 from $.03 per share to $.035 per share which resulted in an aggregate annual dividend of $.135 per share in 2002.

RESULTS OF OPERATIONS

Motorcycle Unit Shipments

	2002	2001	Increase (Decrease)	%Change
Harley-Davidson touring motorcycles	70,713	65,403	5,310	8.1%
Harley-Davidson custom motorcycles	141,769	118,244	23,525	19.9
Harley-Davidson Sportster motorcycles	51,171	50,814	357	0.7
Total Harley-Davidson motorcycle units	263,653	234,461	29,192	12.5
Buell motorcycle units	10,943	9,925	1,018	10.3
Total motorcycle units	274,596	244,386	30,210	12.4%

Net Revenue

(Dollars in millions)

	2002	2001	Increase (Decrease)	%Change
Harley-Davidson® motorcycles	$3,161.0	$2,671.3	$489.7	18.3%
Buell® motorcycles	66.9	61.7	5.2	8.6
Total motorcycles	3,227.9	2,733.0	494.9	18.1
Motorcycle Parts and Accessories	629.2	509.6	119.6	23.5
General Merchandise	231.5	163.9	67.6	41.2
Other	2.4	.3	2.1	n/a
Net revenue	$4,091.0	$3,406.8	$684.2	20.1%

The Motorcycles segment recorded a 20.1% increase in net revenue driven by a 12.5% increase in Harley-Davidson unit shipments. During 2002, the Company  shipped 263,653 Harley-Davidson motorcycle units, 29,192 more units than in 2001.  This increase in units is primarily the result of continued demand for Harley-Davidson motorcycles combined with the Company’s ongoing success with its manufacturing strategy, which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace.  Based on the results achieved in 2002, the Company has set a 2003 annual production target of 289,000 Harley-Davidson® units.(1)

In 2002, Buell motorcycle net revenue was up $5.2 million from 2001 on 1,018 additional unit shipments.  During 2002, the Company shipped 6,887 Buell Big Twin units compared to 6,436 units in 2001. During 2002 Buell completely revamped its Big Twin line up with the introduction of the XB series which currently includes the new Buell Firebolt™ XB9R and the new Buell Lightning® XB9S. During 2002 the Company also shipped 4,056 units of the smaller and lower priced Buell Blast® compared to 3,489 units in 2001. Blast motorcycle units represented 37% of total Buell units shipped in 2002 compared to 35% in 2001.  The Company expects the mix of Blast units in 2003 to be slightly less than it was in 2002 and has set a total Buell 2003 production target of 12,500 units.(1)

During 2002, worldwide retail registrations in the heavyweight (651+cc) motorcycle market grew 8.4%, while worldwide retail registrations for the Company’s Harley-Davidson motorcycles grew 16.5%, resulting in a worldwide market share (Harley-Davidson models only) of 30.1% compared to 28.0% in 2001.

The Company ended 2002 with a domestic (United States) market share (Harley-Davidson models only) of 47.5% compared to 45.0% in 2001 (data provided by the Motorcycle Industry Council).  Retail registrations of domestic heavyweight motorcycles for the industry were up 12.2% over 2001, while domestic retail registrations for the Company’s Harley-Davidson motorcycles increased 18.3%.

International net revenue totaled $674.5 million during 2002, an increase of $77.5 million, or 13.0%, over 2001.  The Company exported 19.3% of its Harley-Davidson motorcycle shipments in 2002 compared to 20.3% during 2001.  The Company expects to ship 18% to 20% of its Harley-Davidson motorcycles to international markets in 2003.(1)

European market data (provided by Giral S.A.) includes retail registrations in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. In these European countries, the Company ended 2002 with a 6.6 % share (Harley-Davidson® models only) of the heavyweight (651+cc) market, down from 6.7% in 2001. Total 2002 retail registrations in these European markets increased 2.7% while retail registrations for the Company’s Harley-Davidson® motorcycles in these markets increased 3.9%. Company data for all European countries shows that retail registrations of Harley-Davidson motorcycles were up 7.6% in 2002.  The Company’s performance in the European heavyweight market has been positively impacted in 2002 by sales of its new V-Rod motorcycle.

Asia/Pacific (Japan and Australia) data for 2002 (provided by ERG International, the Australian Bureau of Statistics and industry sources and Company data) showed the Company with a 21.3% share of the heavyweight (651+cc) market (Harley-Davidson models only), up from 20.4% in 2001.  In 2002, Asia/Pacific retail registrations for the Company’s Harley-Davidson motorcycles increased 7.4%, while registrations for the Asia/Pacific market in total increased 2.9%.

During 2002, Parts and Accessories (P&A) net revenue totaled $629.2 million, up $119.6 million, or 23.5%, compared to 2001.  The increase in P&A revenue was driven by continued demand for Harley-Davidson motorcycles and sales of the Company’s 100th Anniversary products. Total 2002 revenue from the sale of 100th Anniversary P&A products was approximately $34 million.  The Company expects that the long-term growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson® motorcycle units.(1)

General Merchandise net revenue for 2002 of $231.5 million was up $67.6 million, or 41.2%, compared to 2001.  The increase in General Merchandise revenue was driven primarily by sales of 100th Anniversary commemorative products which totaled approximately $49 million in 2002.  As a result of the better than expected performance of 100th Anniversary sales in 2002, the Company expects that General Merchandise revenue in 2003 will be even with or slightly down from 2002 results.(1)  For the longer term, however, the Company expects that the growth rate for General Merchandise revenue will return to a  level that is lower than the growth rate for Harley-Davidson motorcycle units.(1)

Gross Profit

Gross profit in 2002 of $1.4 billion was $264.9 million or 23.0% higher than gross profit in 2001.  The increase in gross profit is primarily related to the increase in net revenue.  The gross profit margin was 34.7% in 2002 compared to 33.8% in 2001.  As discussed below, the increase in gross margin in 2002 was driven by favorable product mix, the model year wholesale price increase and the increase in P&A revenue.

Motorcycle product mix was favorable in 2002 with a higher percentage of shipments consisting of custom motorcycles (Softail, Dyna, VRSC and CVO models) and a lower percentage of shipments consisting of Sportster models, when compared to 2001.  In addition, wholesale price increases related to the new model year provided for higher average selling prices on units sold in 2002 when compared to 2001.  Also during 2002, the increase in P&A revenue favorably impacted gross profit margins as P&A revenue generally has a higher gross margin than motorcycle revenue.

Financial Services

(Dollars in Millions)

	2002	2001	Increase (Decrease)	%Change
Interest income	$76.1	76.2	$(0.1)	(0.2)%
Gain on current year securitizations	56.1	45.0	11.1	24.7
Servicing fee income	18.6	13.3	5.3	39.8
Insurance commissions	36.1	28.7	7.4	25.4
Other income	24.6	18.3	6.3	34.9
Financial services income	211.5	181.5	30.0	16.5

Interest expense	15.1	24.7	(9.6)	(38.7)
Provision for credit losses	6.2	22.2	(16.0)	(72.2)
Operating expenses	86.0	73.3	12.7	17.1
Financial services expense	107.3	120.2	(12.9)	(10.8)
Operating income from financial services	$104.2	$61.3	$42.9	70.1%

Financial services income in 2002 was $211.5 million, an increase of $30.0 million, or 16.5%, over 2001. Operating income from financial services in 2002 was $104.2 million, an increase of $42.9 million, or 70.1%, over 2001. The increase in operating income was driven by strong overall performance in Harley-Davidson Financial Services, Inc.’s (HDFS) wholesale, retail, and insurance lines combined with a lower provision for credit losses, lower borrowing costs, and higher securitization gains.  During 2001, the allowance for credit losses was increased in response to significant growth in the wholesale and retail loan portfolios, a decline in economic conditions, and HDFS’ uncertainty of consumer behavior after the September 11th tragedies. During 2002, the required provision for credit losses decreased as portfolio performance was better than expected.  The Company believes that the allowance for credit losses is adequate at December 31, 2002.

During 2002 and 2001, HDFS sold approximately $1.3 billion and $1.0 billion, respectively, of retail motorcycle installment loans through securitization transactions. In connection with the securitization transactions, HDFS recorded gains of $56.1 million and $45.0 million in 2002 and 2001, respectively.  In both 2002 and 2001, gains on securitizations were favorably impacted by declining market interest rates.  Gains on securitization transactions are recorded as a component of financial services income and are based on certain assumptions (credit loss, prepayment, and discount rate) which are outlined in Note 4 to the consolidated financial statements.

Operating Expenses

(Dollars in Millions)

	2002	2001	Increase	%Change
Motorcycles segment	$626.7	$539.6	$87.1	16.1%
Corporate	12.6	12.1	.5	4.7
Total operating expenses	$639.3	$551.7	$87.6	15.9%

Total operating expenses in 2002 increased $87.6 million or 15.9% compared to 2001. Operating expenses as a percent of net revenue were 15.6% and 16.2% for 2002 and 2001, respectively.  The increase in operating expenses, which include selling, administrative and engineering expenses, was driven by the Company’s ongoing investment in various initiatives designed to support its current and future growth objectives. During 2002, this included expenses associated with the Company’s 14 month-long 100th Anniversary celebration.  Other increases in operating expenses related to higher employee benefit costs driven by the increasing cost of health care and pensions.

Other, net

Other, net expense was $13.4 million and $6.5 million in 2002 and 2001, respectively.  The most significant components of other, net expense in 2002 were $7.1 million in losses on the disposal of fixed assets, $5.5 million in charitable contributions and $4.8 million in costs associated with environmental matters.

Interest Income, net

Interest income, net (excluding Financial Services interest income) in 2002 was $16.5 million compared to $17.5 million in 2001.  Interest income, net was lower than prior year primarily due to lower interest rates in 2002 when compared to 2001.  In connection with the Company’s capacity expansion plans, approximately $2.7 million of interest was capitalized during 2002.  No interest was capitalized in 2001.

Consolidated Income Taxes

The Company’s effective income tax rate was 34.5% and 35.0% during 2002 and 2001, respectively.  The Company expects that the effective tax rate in 2003 will continue to be 34.5%.(1)

2001 COMPARED TO 2000

OVERALL

Net revenue for 2001 totaled $3.41 billion, a $463.5 million, or 15.7%, increase over 2000.  Net income and diluted earnings per share for 2001 were $437.7 million and $1.43, respectively, on 306.2 million weighted average shares.  This compares to net income and diluted earnings per share for 2000 of $347.7 million and $1.13, respectively, on 307.5 million weighted average shares.  This represents increases in 2001 net income and diluted earnings per share of 25.9% and 26.4%, respectively.

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

RESULTS OF OPERATIONS

Motorcycle Unit Shipments

	2001	2000	Increase (Decrease)	%Change
Harley-Davidson® touring motorcycles	65,403	57,366	8,037	14.1%
Harley-Davidson custom motorcycles	118,244	101,013	17,231	17.1
Harley-Davidson Sportster® motorcycles	50,814	46,213	4,601	10.0
Harley-Davidson motorcycle units	234,461	204,592	29,869	14.6%
Buell® motorcycle units	9,925	10,189	(264)	(2.6)
Total motorcycle units	244,386	214,781	29,605	13.8%

Net Revenue

(Dollars in millions)

	2001	2000	Increase (Decrease)	%Change
Harley-Davidson motorcycles	$2,671.3	$2,280.9	390.4	17.1%
Buell motorcycles	61.7	58.1	3.6	6.2
Total motorcycles	2,733.0	2,339.0	394.0	16.9%
Motorcycle Parts and Accessories	509.6	450.3	59.3	13.2
General Merchandise	163.9	151.4	12.5	8.2
Other	.3	2.6	(2.3)	n/a
Net revenue	$3,406.8	$2,943.3	$463.5	15.7%

The Motorcycles segment recorded a 15.7% increase in net revenue driven by a 14.6% increase in Harley-Davidson® unit shipments. During 2001, the Company shipped 234,461 Harley-Davidson motorcycle units, 29,869 more units than in 2000.  This increase in units was primarily the result of continued demand for Harley-Davidson motorcycles combined with the Company’s ongoing success with its manufacturing strategy.

In 2001, Buell® motorcycle net revenue was up $3.6 million from 2000 on 264 fewer unit shipments.  The average selling price per unit was higher in 2001 than in the prior year due to a change in the mix of units sold.  In 2001 Buell unit shipments consisted of a lower percentage of the less expensive Buell Blast®  than in the prior year.  The Blast was introduced during the first quarter of 2000 and made up approximately 51% of the total Buell units shipped in 2000 compared to 35% in 2001.

During 2001, worldwide retail registrations in the heavyweight (651+cc) motorcycle market grew 7.7%, while worldwide retail registrations for the Company’s Harley-Davidson motorcycles grew 11.6%, resulting in a worldwide market share (Harley-Davidson models only) of 28.0% compared to 27.1% in 2000.

The Company ended 2001 with a domestic market share (Harley-Davidson models only) of 45.0% compared to 45.6% in 2000 (data provided by the Motorcycle Industry Council).  Retail registrations of domestic heavyweight motorcycles for the industry were up 16.0% over 2000, while domestic retail registrations for the Company’s Harley-Davidson motorcycles increased 14.4%.

International net revenue totaled $597.0 million during 2001, an increase of $11.6 million, or 2.0%, over 2000.  The Company exported 20.3% of its Harley-Davidson motorcycle shipments in 2001 compared to 22.4% during 2000.  In order to support the strong demand in the U.S. market, the Company allocated a higher percentage of production to the U.S. market.

European market data (provided by Giral S.A.) includes retail registrations in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom. In these European countries, the Company ended 2001 with a 6.7 % share (Harley-Davidson models only) of the heavyweight (651+cc) market, down from 6.8% in 2000.  Total 2001 retail registrations in these European markets were approximately even with retail registrations in 2000, while European retail registrations for the Company’s Harley-Davidson motorcycles were down 1.3%.

Asia/Pacific data for 2001 (provided by the Australian Bureau of Statistics and industry sources) showed the Company with a 20.4% share of the heavyweight (651+cc) market (Harley-Davidson models only), up from 19.5% in 2000.  In 2001, Asia/Pacific retail registrations for the Company’s Harley-Davidson motorcycles increased 3.7%, while registrations for the Asia/Pacific market in total decreased 1.0%.

During 2001, P&A net revenue totaled $509.6 million, up $59.3 million, or 13.2%, compared to 2000.  The increase in P&A revenue was driven by higher motorcycle shipments and was led by strong performance in accessories sales.

General Merchandise net revenue for 2001 of $163.9 million was up $12.5 million, or 8.2%, compared to 2000.

Gross Profit

Gross profit in 2001 of $1.15 billion was $189.2 million or 19.6% higher than gross profit in 2000.  The increase in gross profit was primarily related to the increase in net revenue.  The gross profit margin was 33.8% in 2001 compared to 32.7% in 2000.  The increase in gross profit margin resulted from several factors including a favorable motorcycle product mix, a higher percentage of U.S. shipments and wholesale price increases enacted in 2001.

Motorcycle mix was favorable in 2001 with a higher percentage of shipments consisting of custom motorcycles and a slightly lower percentage of shipments consisting of Sportster models, when compared to 2000.  In addition, approximately 79.7% of the 2001 Harley-Davidson® unit shipments were to U.S. dealers compared to 77.6% in 2000.  Shipments in the U.S. generally have a higher average selling price per unit than international shipments.  Finally, wholesale price increases related to the new model year as well as those enacted earlier in 2001 to offset the impact of weaker currencies in Europe, provided for higher average selling prices on units sold in the second half of 2001 as compared to the prior year.

Financial Services

(Dollars in Millions)

	2001	2000	Increase (Decrease)	%Change
Interest income	$76.2	$71.4	$4.8	6.7%
Gain on current year securitizations	45.0	21.5	23.5	109.2
Servicing fee income	13.3	10.8	2.5	22.6
Insurance commissions	28.7	21.2	7.5	35.6
Other income	18.3	15.2	3.1	20.6
Financial services income	181.5	140.1	41.4	29.6

Interest expense	24.7	30.3	(5.6)	(18.6)
Provision for credit losses	22.2	9.9	12.3	123.6
Operating expenses	73.3	62.7	10.6	17.1
Financial services expense	120.2	102.9	17.3	16.8
Operating income from financial services	$61.3	$37.2	$24.1	64.8%

In 2001, financial services income was $181.5 million, an increase of $41.4 million, or 29.6%, over 2000. Operating income from financial services in 2001 was $61.3 million, an increase of $24.1 million, or 64.8%, over 2000. The increase in financial services income was driven by strong overall performance in HDFS’ wholesale, retail, and insurance lines and larger gains recorded in connection with current year securitization transactions. The increase in the retail business was led by the strong acceptance of HDFS’ consumer financing program which offers lower rates to borrowers with stronger credit ratings. During 2001, the provision for credit losses was higher as the allowance for credit losses was increased in response to significant growth in the wholesale and retail loan portfolios, a decline in economic conditions, and HDFS’ uncertainty of consumer behavior after the September 11th tragedies.

During 2001 and 2000, HDFS sold approximately $988 million and $724 million, respectively, of its retail motorcycle installment loans through securitization transactions. In connection with the securitization transactions, HDFS recorded gains of $45.0 million and $21.5 million in 2001 and 2000, respectively.  The 2001 gain on securitizations was favorably impacted by steadily decreasing market interest rates. Gains on securitization transactions are recorded as a component of financial services income and are based on certain assumptions (credit loss, prepayment, and discount rate) which are outlined in Note 4 to the consolidated financial statements.

Gain on Sale of Credit Card Business

In the first quarter of 2000, HDFS sold its Harley-Davidson® Chrome Visa® Card business, which consisted of approximately $142 million of revolving charge receivables. The sale resulted in a pre-tax gain of $18.9 million after a $15.0 million write-down of goodwill, which related to the portfolio sold. Net of taxes, the transaction resulted in a gain of $6.9 million. The proceeds from the sale were used to reduce finance debt.

Operating Expenses

(Dollars in Millions)

	2001	2000	Increase	%Change
Motorcycles segment	$539.6	$476.3	$63.3	13.3%
Corporate	12.1	9.7	2.4	24.7
Total operating expenses	$551.7	$486.0	$65.7	13.6%

Total operating expenses for 2001 increased $65.7 million, or 13.6%, compared to a 15.7% increase in net revenue over 2000.  Operating expenses were 16.2% of net revenue in 2001 compared to 16.5% in 2000. Operating expenses, which consist of selling, administrative and engineering expense, grew slower than net revenue.  The dollar increase in operating expenses was due to the Company’s ongoing investment in various initiatives designed to support the Company’s future growth objectives combined with employee benefit costs.

Other, net

Other, net expense was $6.5 million and $2.9 million in 2001 and 2000, respectively. The most significant components of other, net expense in 2001 were $2.4 million in losses on the disposal of fixed assets and $6.7 million in charitable contributions.  Charitable contributions in 2001 include a $1.0 million contribution to the American Red Cross in connection with the September 11th tragedies.

Interest Income, net

Interest income, net (excluding financial services interest income) was $17.5 million and $17.6 million in 2001 and 2000, respectively. Interest income, net was lower than in the prior year primarily due to lower interest rates in 2001, when compared to 2000.

Consolidated Income Taxes

The Company’s effective income tax rate was 35.0% and 36.6% for 2001 and 2000, respectively. The higher tax rate in 2000 was due primarily to the $15 million non-deductible write-off of goodwill recorded in connection with the first quarter sale of the Harley-Davidson Chrome Visa Card business.  In addition, the Company’s 2001 effective tax rate decreased as a result of various tax minimization programs.

Other Matters

Critical Accounting Policies

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect the Company’s financial condition and results of operations.

Finance Receivable Securitizations

The Company sells retail installment motorcycle loans through securitization transactions utilizing qualifying special purpose entities. Upon sale of retail installment loans in a securitization transaction, HDFS receives cash and retains interest-only strip receivables, servicing rights, and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and periodically reviewed for impairment. Market value quotes are generally not available for retained interests, therefore HDFS estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates. The impact of changes to key assumptions is shown in Note 4 of the Consolidated Financial Statements.

Gains on current year securitizations from the sale of retail installment loans are recorded as a component of financial services income and are based in part on certain assumptions including expected credit losses, prepayment speed, and discount rates. Gain on sale also depends in part on the original carrying amount of the retail installment loans, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

Pensions and Other Postretirement Benefits

Pension projected benefit obligations and costs are developed from actuarial valuations. The projected benefit obligation represents the actuarial present value of benefits based on service rendered using an assumption as to future compensation levels.  The valuation of projected benefit obligations and costs relies on key assumptions including discount rates, expected return on plan assets and future compensation.  The Company evaluates and updates these assumptions annually in conjunction with its September 30 actuarial measurement date.  During 2002 the Company responded to market conditions by lowering its discount rate assumption from 8.0% to 7.25% and lowering its expected rate of return on plan assets assumption from 10.5% to 8.5%.  Based on these assumptions and others, the projected benefit obligation for pension plans was $482.5 million as of September 30, 2002 and the fair value of plan assets was $309.5 million, as of September 30, 2002.  During the fourth quarter of 2002 the Company contributed an additional $100.0 million to the plan assets, resulting in total contributions of $153.6 million during 2002. The fair value of plan assets was approximately $418 million as of December 31, 2002.

Postretirement obligations and costs are also developed from actuarial valuations and rely on key assumptions including discount rate and medical trend rate.  Consistent with its decision to revise the discount rate for pension/SERPA plan obligations the Company also lowered its discount rate assumption for postretierment healthcare benefits from 8.0% to 7.25%.  The postretirement obligation was $107.3 million as of September 30, 2002.

Off-Balance Sheet Arrangements

As part of its securitization program, HDFS transfers retail installment loans to a special purpose bankruptcy-remote wholly-owned subsidiary.  The subsidiary sells the retail installment loans to a securitization trust in exchange for the proceeds from asset-backed securities issued by the securitization trust.  The asset-backed securities, usually notes with various maturities and interest rates, are secured by future collections of the purchased retail installment loans.  Activities of the securitization trust are limited to acquiring retail installment loans, issuing asset-backed securities and making payments on securities to investors.  Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered qualifying special purpose entities (QSPEs) in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.

HDFS does not guarantee securities issued by the securitization trusts.  Recourse against HDFS related to each securitization transaction is limited to the respective investment in retained securitization interests. Total investment in retained securitization interests at December 31, 2002 is $198.7 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  See note 4 to the consolidated financial statements for further discussion of HDFS’ securitization program.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” (SFAS No. 142) which became effective for the Company January 1, 2002.  Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement.  During 2002 the Company reviewed its goodwill balances for impairment in accordance with the provisions of the standard.  There were no adjustments recorded as a result of the Company’s impairment review. The Company’s other intangible assets, as defined by SFAS No. 142, are not material to the Company’s financial statements. Prior to 2002 goodwill was amortized on a straight-line basis over a 15-20 year period.  Total goodwill amortization for 2001 and 2000 was $3.5 million and $3.3 million, respectively.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), which became effective for the Company January 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of this standard had no impact on the Company’s financial statements.

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to environmental, product and other matters.  In determining required reserves related to these items, the Company carefully analyzes each individual case and considers the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss.  The required reserves are monitored on an on-going basis and are updated based on new developments or new information in each matter.

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The legal proceedings are discussed in detail in Note 7 to the consolidated financial statements.  Harley-Davidson believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.  The Company intends to continue to vigorously defend this matter.

The Company’s policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues.  In 1995, the Company entered into an agreement with the U.S. Navy regarding soil and groundwater remediation at the Company’s manufacturing facility in York, Pennsylvania and is conducting investigation and remediation activities at the York facility.  The York facility was formerly used by the Navy.  The agreement with the Navy provides for the Navy and the Company to contribute to a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility(Response Costs). In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action programs and offered the Company the option of addressing corrective action under a facility lead agreement.  The Company currently estimates that its share of future Response Costs at the York facility will be $8.5 million related to all remediation efforts at the York facility.(1)  The Company has established reserves for this amount. The Company’s estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.  Response Costs are expected to be incurred over a period of several years, ending in 2010.  See Note 7 to the consolidated financial statements for additional information.

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

Liquidity and Capital Resources

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities, pension plan contributions and changes in other current assets and liabilities including accounts receivable, inventory, prepaid expenses and accounts payable/accrued expenses.

The Company generated $779.5 million of cash from operating activities during 2002 compared to $756.8 million in 2001.  Operating cash flows during 2002 include the impact of a $153.6 million contribution to the Company’s pension plans, compared to a $19.3 million contribution during 2001.

Changes in other current assets and liabilities increased operating cash flows by approximately $53.8 million and $77.8 million in 2002 and 2001, respectively.  Changes in working capital during 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Accounts receivable	$10,149	$(20,532)
Inventories	(37,041)	10,816
Prepaid expenses & other assets	(13,268)	(5,221)
Accounts payable and accrued liabilities	93,987	92,698
	$53,827	$77,761

The 2002 change in accounts receivable of $10.1 million includes the impact of lower accounts receivable balances related to dealers in Europe partially offset by higher accounts receivable balances related to the Company’s other international markets.

Prior to August 2002, HDFS offered wholesale financing to the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  In August 2002, HDFS terminated the joint venture relationship and began directly servicing the wholesale financing needs of many of the Company’s European dealers. In connection with this change, HDFS purchased approximately $38.8 million of European accounts receivable from the Motorcycles segment in the third quarter of 2002 and continued to originate new European receivables during the remainder of 2002.

The change in inventory during 2002 was driven by an increase in finished goods motorcycle inventory. Finished goods motorcycle inventory, at the end of 2002, included a higher level of goods in-transit due to the timing of inventory transfers from the Company’s U.S. manufacturing facilities to its international subsidiaries.  Inventory was also impacted by an increase in General Merchandise inventory at the end of 2002.  The increase in General Merchandise related primarily to the Company’s inventory of commemorative 100th Anniversary products which were stocked to support anticipated demand for these products in 2003.

To achieve a higher return on its cash balances the Company invested $318.2 million and $196.0 million in marketable securities during 2002 and 2001 respectively. The marketable securities consist primarily of investment-grade debt instruments such as corporate bonds and government backed securities with maturities greater than three months.

Capital expenditures were $323.9 million and $290.4 million during 2002 and 2001, respectively.  During 2002, the Company continued work on its capacity expansion efforts at several of the Company’s existing facilities.  These efforts include a 350,000 square foot expansion at the Company’s York, Pennsylvania assembly facility; a 60,000 square foot expansion at the Company’s Tomahawk, Wisconsin facility; and a 165,000 square foot addition to the Company’s Product Development Center in Wauwatosa, Wisconsin.  The Company completed the Tomahawk expansion in the second quarter of 2002, but will continue to invest capital related to the remaining projects during 2003. The Company estimates that total capital expenditures required in 2003 will be in the range of $270 to $300 million.(1)  The Company anticipates it will have the ability to fund all capital expenditures in 2003 with internally generated funds.(1)

The Company (excluding HDFS) currently has nominal levels of long-term debt and has available lines of credit of approximately $51.9 million, of which approximately $31.9 million remained available at December 31, 2002.

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, borrowings under revolving credit facilities, senior subordinated debt and borrowings from the Company.

During 2002 the Company sold $1.3 billion of retail motorcycle installment loans through securitization transactions.

As of December 31, 2002 and 2001, HDFS’ outstanding debt consisted of the following (in thousands):

	2002	2001
Commercial paper	$592,932	$499,998
Domestic revolving credit facilities	66,546	67,053
European revolving credit facility	73,101	—
Senior subordinated notes	30,000	30,000
Total finance debt	$762,579	$597,051

Intercompany borrowings from the Company	$100,000	$—

Subject to limitations, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities noted below.  As a result, the combined total of commercial paper and borrowings under the Domestic Credit Facilities was limited to $750 million as of December 31, 2002.

HDFS has agreements with financial institutions providing bank credit facilities totaling $750 million (Domestic Credit Facilities). The Domestic Credit Facilities consist of a $350 million revolving term facility due in 2005 and a $400 million 364-day revolving credit facility due September 2003. The Company expects the $400 million credit facility expiring in September 2003 will be renewed or that suitable alternatives exist.(1)

The primary uses of the Domestic Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS’ business operations.

During July 2002, HDFS entered into a $200 million European revolving credit facility due July 2005.  The primary purpose of the facility is to fund HDFS’ European business operations.

In addition HDFS has $30 million of ten year senior subordinated notes, expiring in 2007.

In connection with debt agreements, HDFS has various operating and financial covenants and remains in compliance at December 31, 2002.  The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business.  No amount was provided to HDFS under the support agreement as of December 31, 2002 or 2001.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million at market rates of interest.  As of December 31, 2002, HDFS had $100 million in outstanding borrowings to the Company under this agreement.  The $100 million loan was eliminated upon consolidation and therefore is not included in finance debt on the consolidated balance sheets.

At December 31, 2002, outstanding wholesale loans to customers were $707.9 million. Unused lines of credit extended to HDFS’ wholesale finance customers totaled $314 million.  Approved but unfunded retail finance loans totaled $237 million at December 31, 2002.

The Company expects future activities of HDFS will be financed from internally generated funds at HDFS, advances or loans from the Company, borrowings under revolving credit facilities, issuance of commercial paper,  sales of loans through securitization programs, and subordinated debt.(1)

The Company has remaining authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company’s outstanding common stock.  In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.  The Company repurchased 1,089,000 and 2,438,500 shares of its common stock during 2002 and 2001, respectively, under this latter authorization.

Risk Factors

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected P&A/general merchandise supplier backorders, (v) sell all of the Harley-Davidson® motorcycles it plans to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to foreign currency exchange rate fluctuations, (ix) successfully adjust to interest rate fluctuations, and (x) successfully manage changes in the credit quality of HDFS’s loan portfolio.  In addition, the Company could experience delays in the operation of manufacturing facilities as a result of  work stoppages, difficulty with suppliers, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

Item 7a.  Quantitative and qualitative disclosures about market risk

The Company is exposed to market risk from changes in foreign exchange rates and interest rates.  To reduce such risks, the Company selectively uses derivative financial instruments.  All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for trading purposes.  Sensitivity analysis is used to manage and monitor foreign exchange and interest rate risk.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the consolidated financial statements, and further disclosure relating to the fair value of derivative financial instruments is included in Note 12 to the consolidated financial statements.

The Company sells its products internationally and in certain markets denominates those sales in the local currency of the foreign country.  The Company’s most significant foreign denominated sales are in the Euro.  As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to certain foreign currencies.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings.  At December 31, 2002 these contracts represented a combined U.S. dollar equivalent of approximately $147.3 million.  A uniform 10% strengthening in the value of the dollar relative to the currency underlying these contracts would have resulted in a decrease in the fair market value of the contracts of approximately $16.2 million at December 31, 2002.  In accordance with SFAS No. 133, the contracts are designated as cash flow hedges, and gains and losses that result from changes in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the original sales transaction affects income.

The Company’s exposure to the Japanese yen is substantially offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS’ earnings are affected by changes in interest rates as a result of securitization transactions, borrowings under bank credit facilities and the issuance of commercial paper.  HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates.  As of December 31, 2002, HDFS had interest rate swaps outstanding with a notional value of $241.3 million.  HDFS estimates that a 10% increase in interest rates would result in a $1.0 million increase in the fair value of the agreements.  In accordance with SFAS 133, the agreements, which were highly effective as of December 31, 2002, are designated as cash flow hedges, and gains and losses resulting from changes in fair value are initially recorded as other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income.

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

Item 8.  Consolidated financial statements and supplementary data

Report of Management

Report of the Audit Committee

Report of Ernst & Young LLP, independent auditors

Consolidated statements of income

Consolidated balance sheets

Consolidated statements of cash flows

Consolidated statements of shareholders’ equity

Notes to consolidated financial statements

Supplementary data Quarterly financial data (unaudited)

REPORT OF MANAGEMENT

The consolidated financial statements of Harley-Davidson, Inc. were prepared by the Company’s management, which is responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and, as such, include amounts based on informed estimates and judgements of management with consideration given to materiality. Financial information elsewhere in this annual report is consistent with that in the financial statements.

Management is further responsible for maintaining a system of internal controls to provide reasonable assurance that the Company’s books and records reflect the transactions of the Company; that assets are safeguarded; and that management’s established policies and procedures are followed. Management systematically reviews and modifies the system of internal controls to improve its effectiveness. The internal control system is augmented by the communication of accounting and business policies throughout the Company; the careful selection, training and development of qualified personnel; the delegation of authority and establishment of responsibilities.

Independent auditors are engaged to audit the financial statements of the Company and issue a report thereon. They have informed management and the Audit Committee of the Board of Directors that their audits were conducted in accordance with auditing standards generally accepted in the United States, which requires a consideration of internal controls to determine the nature, timing and extent of audit testing. Management reviews the recommendations of the independent auditors. Control procedures have been implemented or revised as appropriate to respond to these recommendations. In management’s opinion, as of December 31, 2002, the internal control system was functioning effectively and accomplished the objectives discussed herein.

Jeffrey L. Bleustein	James L. Ziemer
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process, the system of internal control, the audit process and the process for monitoring compliance with the laws and regulations.  All of the Audit Committee members are independent as defined in the New York Stock Exchange’s listing standards.

The Audit Committee of the Board has reviewed and discussed with management the audited financial statements of the Company for the 2002 fiscal year and has discussed with representatives of Ernst & Young, LLP, the Company’s independent auditors for the 2002 fiscal year, the matters required to be discussed by Statement of Auditing Standards No. 61, as currently in effect.  The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2002 fiscal year be included in the Company’s Annual Report.

Audit Committee of the Board of Directors

Richard I. Beattie

Sara L. Levinson

George L. Miles, Jr.

James A. Norling, Chairman

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the index at item 15(a).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill.

Milwaukee, Wisconsin	ERNST & YOUNG LLP
January 16, 2003

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)

	2002	2001	2000

Net revenue	$4,090,970	$3,406,786	$2,943,346
Cost of goods sold	2,673,129	2,253,815	1,979,572
Gross profit	1,417,841	1,152,971	963,774

Financial services income	211,500	181,545	140,135
Financial services expense	107,273	120,272	102,957
Operating income from financial services	104,227	61,273	37,178

Selling, administrative and engineering expense	(639,366)	(551,743)	(485,980)
Income from operations	882,702	662,501	514,972
Gain on sale of credit card business	—	—	18,915
Interest income, net	16,541	17,478	17,583
Other, net	(13,416)	(6,524)	(2,914)
Income before provision for income taxes	885,827	673,455	548,556
Provision for income taxes	305,610	235,709	200,843
Net income	$580,217	$437,746	$347,713

Basic earnings per common share	$1.92	$1.45	$1.15
Diluted earnings per common share	$1.90	$1.43	$1.13
Cash dividends per common share	$.14	$.12	$.10

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except share amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$280,928	$439,438
Marketable securities	514,800	196,011
Accounts receivable, net	108,694	118,843
Current portion of finance receivables, net	855,771	656,421
Inventories	218,156	181,115
Deferred income taxes	41,430	38,993
Prepaid expenses & other current assets	46,807	34,443
Total current assets	2,066,586	1,665,264

Finance receivables, net	589,809	379,335
Property, plant, and equipment, net	1,032,596	891,820
Goodwill, net	49,930	49,711
Other assets	122,296	132,365
	$3,861,217	$3,118,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,977	$194,683
Accrued expenses and other liabilities	380,496	304,376
Current portion of finance debt	382,579	217,051
Total current liabilities	990,052	716,110

Finance debt	380,000	380,000
Other long-term liabilities	123,353	158,374
Postretirement health care benefits	105,419	89,912
Deferred income taxes	29,478	17,816

Commitments and contingencies (Note 7)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 325,298,404 and 324,340,432 shares issued in 2002 and 2001, respectively	3,254	3,242
Additional paid-in capital	386,284	359,165
Retained earnings	2,372,095	1,833,335
Accumulated other comprehensive loss	(46,266)	(13,728)
	2,715,367	2,182,014
Less:
Treasury stock (22,636,295 and 21,550,923 shares in 2002 and 2001, respectively), at cost	(482,360)	(425,546)
Unearned compensation	(92)	(185)
Total shareholders’ equity	2,232,915	1,756,283
	$3,861,217	$3,118,495

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$580,217	$437,746	$347,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,778	153,061	133,348
Gain on sale of credit card business	—	—	(18,915)
Tax benefit from the exercise of stock options	14,452	44,968	35,876
Provision for finance credit losses	6,167	22,178	9,919
Deferred income taxes	38,560	(3,539)	1,363
Long-term employee benefits	57,124	40,882	17,433
Contributions to pension plans	(153,636)	(19,294)	(12,802)
Other	7,057	3,045	1,800
Net changes in current assets and current liabilities	53,827	77,761	49,609
Total adjustments	199,329	319,062	217,631
Net cash provided by operating activities	779,546	756,808	565,344

Cash flows from investing activities:
Capital expenditures	(323,866)	(290,381)	(203,611)
Finance receivables acquired or originated	(5,611,217)	(4,387,371)	(3,556,195)
Finance receivables collected	3,933,125	3,123,941	2,727,746
Finance receivables sold	1,279,324	987,676	723,928
Net proceeds from sale of credit card business	—	—	170,146
Purchase of marketable securities	(1,508,285)	(247,989)	—
Sales and redemptions of marketable securities	1,190,114	51,978	—
Purchase of Italian distributor	—	(1,873)	(18,777)
Other, net	22,813	(7,488)	(14,124)
Net cash used in investing activities	(1,017,992)	(771,507)	(170,887)

Cash flows from financing activities:
Net increase (decrease) in finance debt	165,528	152,542	(16,654)
Dividends paid	(41,457)	(35,428)	(30,072)
Purchase of common stock for treasury	(56,814)	(111,552)	(126,002)
Issuance of common stock under employee stock option plans	12,679	28,839	14,592
Net cash provided by (used in) financing activities	79,936	34,401	(158,136)

Net (decrease) increase in cash and cash equivalents	(158,510)	19,702	236,321

Cash and cash equivalents:
At beginning of year	439,438	419,736	183,415
At end of year	$280,928	$439,438	$419,736

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Common Stock		Additional paid-in Capital	Retained earnings	Other comp- Rehensive Income (loss)	Treasury Balance	Unearned comp- ensation	Total
	Issued Shares	Balance

Balance December 31, 1999	318,586,144	$3,184	$234,948	$1,113,376	$(2,067)	$(187,992)	$(369)	$1,161,080
Comprehensive income:
Net income	—	—	—	347,713	—	—	—	347,713
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(4,383)	—	—	(4,383)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of $(3,759)	—	—	—	—	6,981	—	—	6,981
Minimum pension liability adjustment, net of tax benefit of $120	—	—	—	—	(223)	—	—	(223)
Comprehensive income								350,088

Dividends	—	—	—	(30,072)	—	—	—	(30,072)
Repurchase of common stock	—	—	—	—	—	(126,002)	—	(126,002)
Amortization of unearned compensation	—	—	—	—	—	—	93	93
Exercise of stock options	2,599,423	26	14,566	—	—	—	—	14,592
Tax benefit of stock options	—	—	35,876	—	—	—	—	35,876
Balance December 31, 2000	321,185,567	$3,210	$285,390	$1,431,017	$308	$(313,994)	$(276)	$1,405,655
Comprehensive income:
Net income	—	—	—	437,746	—	—	—	437,746
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(6,143)	—	—	(6,143)
Change in net unrealized gains on investment in retained securitization interests, net of taxes of $(6,117)	—	—	—	—	11,115	—	—	11,115
Change in net unrealized gains on derivative financial instruments, net of taxes of $(407)	—	—	—	—	668	—	—	668
Minimum pension liability adjustment, net of tax benefit of $11,515	—	—	—	—	(19,676)	—	—	(19,676)
Comprehensive income								423,710

Dividends	—	—	—	(35,428)	—	—	—	(35,428)
Repurchase of common stock	—	—	—	—	—	(111,552)	—	(111,552)
Amortization of unearned compensation	—	—	—	—	—	—	91	91
Exercise of stock options	3,154,865	32	28,807	—	—	—	—	28,839
Tax benefit of stock options	—	—	44,968	—	—	—	—	44,968
Balance December 31, 2001	324,340,432	$3,242	$359,165	$1,833,335	$(13,728)	$(425,546)	$(185)	$1,756,283
Comprehensive income:
Net income	—	—	—	580,217	—	—	—	580,217
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	14,545	—	—	14,545
Change in net unrealized gains on investment in retained securitization interests, net of taxes of $(6,113)	—	—	—	—	11,108	—	—	11,108
Change in net unrealized losses on derivative financial instruments, net of tax benefit of $5,929	—	—	—	—	(9,824)	—	—	(9,824)
Change in net unrealized gains on marketable securities, net of taxes of $(377)	—	—	—	—	618	—	—	618
Minimum pension liability adjustment, net of tax benefit of $29,896	—	—	—	—	(48,985)	—	—	(48,985)
Comprehensive income								547,679

Dividends	—	—	—	(41,457)	—	—	—	(41,457)
Repurchase of common stock	—	—	—	—	—	(56,814)	—	(56,814)
Amortization of unearned compensation	—	—	—	—	—	—	93	93
Exercise of stock options	957,972	12	12,667	—	—	—	—	12,679
Tax benefit of stock options	—	—	14,452	—	—	—	—	14,452
Balance December 31, 2002	325,298,404	$3,254	$386,284	$2,372,095	$(46,266)	$(482,360)	$(92)	$2,232,915

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

The Company’s subsidiaries are wholly owned except for its joint venture with Porsche AG, of which the Company owns a 51% share.  The accounts of the joint venture with Porsche AG are included in the Company’s consolidated financial statements with an appropriate adjustment reflecting Porsche AG’s interest in operating results.

Prior to August 2002, HDFS participated in a joint venture with Transamerica Distribution Finance to provide inventory financing to the Company’s European dealers.  While HDFS owned 67% of the venture, the joint venture partner managed the business and had equal representation on the board of directors. Accordingly, HDFS recorded its interest using the equity method of accounting.  Beginning in August 2002, HDFS began servicing the wholesale needs of many of the Company’s European dealers directly.

In connection with securitization transactions, HDFS utilizes Qualifying Special Purpose Entities (QSPEs) in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.  For further discussion of QSPEs and securitization transactions see “Finance receivables securitizations,” below.

The Company operates in two principal business segments:  motorcycles and related products (Motorcycles) and financial services (Financial Services).  All intercompany accounts and transactions are eliminated, with the exception of certain intersegment transactions occurring between the Motorcycles and Financial Services segments.  The intersegment transactions that occur between HDMC and HDFS relate to interest and fees on wholesale finance receivables.  For further discussion of these items see Note 4 to the consolidated financial statements.

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

Marketable securities - The Company has investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities, with maturities greater than three months. The average length of maturity on marketable securities was approximately 3 years and 2 years as of December 31, 2002 and 2001, respectively.  The Company classifies these investments as available for sale, thus requiring the Company to carry them at fair value with any unrealized gains or losses reported in other comprehensive income.  During 2002 the Company recorded an after-tax unrealized gain of $.6 million in other comprehensive income to adjust its marketable securities to their fair value as of December 31, 2002.  The fair value of the marketable securities at December 31, 2001 approximated their cost.

Finance receivables credit losses - The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level HDFS believes is adequate to cover the losses of principal and accrued interest in the existing portfolio. HDFS’ periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS’ wholesale and other large loan charge-off policy is based on a loan-by-loan review which considers the specific borrower’s ability to repay and the estimated value of any collateral. Retail installment receivables are generally charged off at 120 days contractually past due.

All finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2002 and 2001, there are no finance receivables accounted for on a non-accrual basis.

Generally, it is HDFS’ policy not to change the terms and conditions of finance receivables.  The restructuring of retail and wholesale finance receivables may occasionally be required by judicial proceedings, primarily in situations involving bankruptcy. Total restructured finance receivables are not significant.

Repossessed inventory is recorded at net realizable value and is reclassified from finance receivables to other assets with the related adjustments to the valuation allowance included in the provision for credit losses.  Repossessed inventory is $0.9 million and $1.0 million at December 31, 2002 and 2001, respectively.

Finance receivable securitizations – HDFS sells retail installment motorcycle loans through securitization transactions structured in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Under the terms of securitization transactions, HDFS sells retail installment loans to a securitization trust.  The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail installment loans.  The proceeds from the issuance of the asset-backed securities are utilized by the securitization trust to purchase retail installment loans from HDFS.

Upon sale of the retail installment loans to the securitization trust, HDFS receives cash and also retains an interest in interest-only strip receivables, servicing rights, and cash reserve account deposits, collectively referred to as “investment in retained securitization interests.”

Interest-only strip receivables equal the present value of projected cash flows arising from retail installment loans sold to the securitization trust less contracted payment obligations due to securitization trust investors.  Key assumptions in determining the present value of projected cash flows are prepayments, credit losses, and discount rate.

Servicing rights entitle HDFS to service retail installment loans sold to the securitization trust for a fee.  The servicing fee is considered adequate compensation for the services provided and is therefore recorded as earned and is included in financial services income.

Reserve account deposits held by the securitization trust represent interest-earning cash deposits collateralizing trust securities.  The funds are not available for use by HDFS until such time as reserve account balances exceed thresholds specified in the securitization agreement.

Gains on current year securitizations on the sale of the retail installment loans are recognized in the period in which the sale occurs and depend in part on the original carrying amount of the transferred retail installment loans, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.  No gain is recognized on the retained interest at the time of sale.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment.  Market quotes of fair value are generally not available for retained interests, therefore HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments, and discount rate commensurate with the risks involved.  Unrealized gains and losses on investments in retained securitization interests are recorded net of tax, as a component of other comprehensive income.  Unrealized gains as of December 31, 2002 and 2001 were $49.6 million and $32.4 million, or $32.1 million and $21.0 million net of taxes, respectively.

HDFS does not guarantee securities issued by the securitization trusts or projected cash flows from the retail installment loans purchased from HDFS.  Recourse against HDFS related to securitization transactions is limited to the respective investment in retained securitization interests excluding servicing rights.

HDFS utilizes a two-step process to transfer retail installment loans to a securitization trust. Loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the retail installment loans to the securitization trust. As defined in SFAS No. 140, HDFS has “surrendered control” of retail installment loans sold to the securitization trust. Securitization transactions have been structured such that: a.) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership, b.) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest, and c.) HDFS does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of representations and warranties relating to the transferred assets or (2) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

Activities of the securitization trust are limited to acquiring retail installment loans, issuing asset-backed securities and making payments on securities to investors. Securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  Historically, the life of securitization trusts purchasing retail installment loans from HDFS has approximated four years.

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered Qualifying Special Purpose Entities (QSPEs) in accordance with SFAS No. 140.  Accordingly, gain on sale is recognized upon transfer of retail installment loans to a QSPE and assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.  See note 4 to the consolidated financial statements for further discussion of HDFS’ securitization program.

Inventories – Inventories are costed at the lower of cost or market.  Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $78.9 million in 2002 and $47.3 million in 2001 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, plant and equipment - Depreciation of property, plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment:  Land improvements- 7 years; buildings and improvements- 7 to 30; years, and machinery and equipment- 3 to 10 years.

Accelerated methods of depreciation are used for income tax purposes.

Internal-use software - The Company’s policy is to capitalize costs incurred in connection with developing or obtaining software for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy explicitly excludes certain types of costs from capitalization such as costs incurred for enhancements, maintenance, project definition, data conversion, research and development and training.  Costs capitalized by the Company include amounts paid to outside consulting firms for materials or services used in developing or obtaining computer software for internal use, wages and benefits paid to employees who are directly associated with and who devote time to developing or obtaining computer software for internal-use, and interest costs incurred during the period of development of software for internal use.  During 2002, 2001 and 2000 the Company capitalized $13.5 million, $21.1 million and $13.9 million, respectively, of costs incurred in connection with developing or obtaining software for internal-use.  The Company depreciates costs capitalized in connection with developing or obtaining software for internal use on straight-line basis over three years.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased.  Prior to 2002, goodwill was amortized on a straight-line basis over a 15-20 year period. Total goodwill amortization for 2001 and 2000 was approximately $3.5 million and $3.3 million respectively.  In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which became effective for the Company January 1, 2002.  Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement.  During 2002 the Company reviewed its goodwill balances for impairment and no adjustments were recorded as a result of that review.

Goodwill increased $2.4 million during 2002 due to the translation effect resulting from changes in the Euro exchange rate.  This was partially offset by a decrease in goodwill of $2.2 million during 2002 due to the utilization of previously unrecognized tax benefits acquired with its purchase of the majority interest in Buell Motorcycle Company in February 1998.

Long-lived assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review. These evaluations and reviews are generally done in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets held for sale. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  The adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had no impact on the Company’s financial statements.

Product warranty - The Company maintains reserves for future warranty claims based on an estimated cost per unit sold, which is based on historical Company claim information.  The Company generally provides a standard one-year limited warranty on all new motorcycles sold.  The warranty coverage includes parts and labor and begins when the new motorcycle is sold to the retail customer. Beginning in 2002, the Company’s warranty coverage was extended to two years for new motorcycles sold in Europe to comply with European regulations.  Changes in the Company’s warranty liability during the years ended December 31, 2002 were as follows:

	2002	2001	2000

Balance, beginning of period	$21,608	$18,180	$13,303
Warranties issued during the period	30,250	30,893	25,649
Settlements made during the period	(27,568)	(27,465)	(20,772)
Changes to the liability for pre-existing warranties during the period	4,600	—	—
Balance, end of period	$28,890	$21,608	$18,180

Revenue recognition – Net revenue includes sales of motorcycles and related products.  In accordance with the contract terms between the Company and its independent dealers and independent distributors, revenue is recorded by the Company when products are shipped and title passes to the independent dealer or distributor.

The Company offers a small number of sales incentive programs to its dealers and distributors.  The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.  The Company’s most significant program is its motorcycle holdback incentive program.  Under the terms of the motorcycle holdback incentive program, dealers are eligible to receive a cash rebate on qualifying motorcycles upon meeting certain requirements.

Financial services income recognition - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail installment sales contracts are deferred and amortized over the estimated life of the contract.  Insurance commissions are recognized as earned and commissions on the sale of third party extended service contracts are recognized when the contract is written.

Research and development expenses - Research and development expenses were $139.7 million, $129.5 million and $108.6 million for 2002, 2001 and 2000, respectively.

Advertising costs - The Company expenses the production cost of advertising the first time the advertising takes place.  During 2002, 2001 and 2000 the Company incurred $57.8 million,  $35.0 million and $26.8 million in advertising costs, respectively.

Derivative financial instruments – The Company sells its products internationally and in certain markets those sales are in the local currency of the foreign country.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.

In accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” foreign currency contracts, which have maturities of less than one year, are designated as cash flow hedges.  The effectiveness of these hedges is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate and are highly effective.  The foreign currency contracts are recognized as assets or liabilities at their fair value and gains and losses that result from the change in the fair value are initially recorded in other comprehensive income and subsequently reclassified into earnings when the sales transaction affects income.

HDFS enters into interest rate swap agreements to reduce the impact of fluctuations in interest rates on its securitization transactions. HDFS originates fixed-rate retail installment loans on an ongoing basis.  Eligible loans are pooled and sold through securitization transactions on a periodic basis.  HDFS utilizes interest rate swap agreements to hedge anticipated cash flows from the securitization of retail installment loans.

Interest rate swaps utilized by HDFS are designated as cash flow hedges as defined by SFAS 133, generally have a life of less than six months and are recognized as assets or liabilities at fair value.  Gains and losses relating to the effective portion of instruments resulting from changes in the fair value are initially recorded in other comprehensive income and subsequently reclassified to earnings when the sale of the hedged retail installment loans is completed.  Gains and losses attributable to any ineffective portion are recognized in current earnings during the current period.  No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. The Company’s policy specifically prohibits the use of derivatives for speculative purposes.  The fair values of the Company’s derivative instruments are discussed in Note 12 to the consolidated financial statements.

Stock Options - The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights.  The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income, as reported	$580,217	$437,746	$347,713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(12,191)	(11,797)	(9,256)
Pro forma net income	$568,026	$425,949	$338,457

Earnings per share:
Basic as reported	$1.92	$1.45	$1.15
Basic pro forma	$1.88	$1.41	$1.12

Diluted as reported	$1.90	$1.43	$1.13
Diluted pro forma	$1.86	$1.39	$1.10

In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of approximately 4%, 5% and 7% respectively; dividend yield of .3%,  .2% and .3%, respectively; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of 4.4 years.  Forfeitures are recognized as they occur.

Shipping and Handling Fees & Sales Incentive Expense - In accordance with adopting EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” prior years shipping and handling revenue, totaling $61.2 million for 2001 and $55.6 million for 2000, was reclassified from cost of goods sold to net revenue.  Shipping and handling costs are classified as cost of goods sold in all years presented.

In accordance with adopting EITF 00-14, “Accounting for Certain Sales Incentives,” and EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” prior year sales incentive expense totaling $27.0 million for 2001 and $27.0 million for 2000 were reclassified from operating expense to net revenue and cost of goods sold.

Reclassifications

Certain prior year balances have been reclassified in order to conform with current year presentation.

2.     Additional balance sheet and cash flow information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the three years ended December 31 (in thousands):

Additional balance sheet information:

	2002	2001
Accounts receivable, net:
Domestic	$14,168	$12,395
Foreign	94,526	106,448
	$108,694	$118,843

Domestic motorcycle sales are generally financed by the purchasing dealers.  Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or financed by the purchasing dealers.  The allowance for doubtful accounts deducted from accounts receivable was $4.3 million and $2.6 million as of December 31, 2002 and 2001, respectively.

	2002	2001
Inventories, net:
Components at the lower of FIFO cost or market:
Raw materials and work in process	$82,209	$80,363
Motorcycle finished goods	57,076	36,418
Parts and accessories and general merchandise	95,888	81,447
Inventory at lower of FIFO cost or market:	235,173	198,228
Excess of FIFO over LIFO cost	17,017	17,113
	$218,156	$181,115

Inventory obsolescence reserves deducted from FIFO cost were $17.2 million and $13.0 million as of December 31, 2002 and 2001, respectively.

	2002	2001
Property, plant and equipment, at cost:
Land and land improvements	$20,674	$15,719
Buildings and improvements	273,959	233,351
Machinery and equipment	1,448,312	1,200,038
Construction in progress	263,311	256,253
	2,006,256	1,705,361
Less accumulated depreciation	973,660	813,541
	$1,032,596	$891,820

	2002	2001
Accrued expenses and other liabilities:
Payroll, performance incentives, and related expenses	$155,190	$118,012
Warranty/recalls	33,834	25,512
Dealer incentive programs	39,529	33,795
Income taxes	67,886	65,875
Other	84,057	61,182
	$380,496	$304,376

Components of accumulated other comprehensive loss:

	2002	2001
Cumulative foreign currency translation adjustment	$4,529	$(10,016)
Unrealized gain on investment in retained securitization interest	32,104	20,996
Unrealized loss on derivative financial instruments	(9,156)	668
Unrealized gain on marketable securities	618	—
Minimum pension liability adjustment	(74,361)	(25,376)
	$(46,266)	$(13,728)

Supplemental cash flow information:

Net changes in current assets and current liabilities:

	2002	2001	2000
Accounts receivable	$10,149	$(20,532)	$8,051
Inventories	(37,041)	10,816	(18,569)
Prepaid expenses & other current assets	(13,268)	(5,221)	(3,277)
Accounts payable and accrued liabilities	93,987	92,698	63,404
	$53,827	$77,761	$49,609

Cash paid during the period for interest and income taxes:

	2002	2001	2000
Interest	$15,067	$24,806	$30,270
Income taxes	$241,392	$175,302	$138,417

Interest paid includes the interest payments of HDFS which are included in financial services expense.  The Company capitalized approximately $2.7 million of interest expense in 2002 in connection with expansion projects at its existing facilities.  No interest was capitalized in 2001 or 2000.

3.     Businesses acquired or sold

In October 2000, the Company acquired the net assets of the Harley-Davidson®/Buell® motorcycle distribution business of Numero Uno, S.r.l. (located near Milan, Italy), the sole distributor of the Company’s products in Italy. The new wholly-owned subsidiary distributes the Company’s products through a network of independent dealers in Italy.  The total purchase price was approximately $20.7 million. The transaction was accounted for under the purchase method and resulted in approximately $16.5 million of goodwill.

In March 2000, the Company sold its Harley-Davidson® Chrome Visa® Card business, which included approximately $142 million of revolving charge receivables.  The sale resulted in a pre-tax gain of approximately $18.9 million after a $15 million write-off of goodwill, which related to the business sold.  Net of taxes, the transaction resulted in a net gain of $6.9 million.  Proceeds from the sale were used to reduce finance debt.

4.     Harley-Davidson Financial Services, Inc.

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment loans (primarily motorcycles and aircraft).  HDFS is responsible for all credit and collection activities for the Motorcycles segment’s domestic dealer receivables and many of its European dealer receivables.  Prior to August 2002, HDFS offered wholesale financing to the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  In August 2002, HDFS terminated the joint venture relationship and began directly servicing the wholesale financing needs of many of the Company’s European dealers.

Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners.  HDFS conducts business in the United States, Canada and Europe.  The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows:

	2002	2001	2000
Interest income	$76,078	$76,201	$71,414
Gain on current year securitizations	56,139	45,037	21,529
Servicing fee income	18,571	13,284	10,837
Insurance commissions	36,055	28,744	21,195
Other income	24,657	18,279	15,160
Financial services income	211,500	181,545	140,135

Interest expense	15,149	24,707	30,354
Provision for credit losses	6,167	22,178	9,919
Operating expenses	85,957	73,387	62,684
Financial services expense	107,273	120,272	102,957
Operating income from financial services	$104,227	$61,273	$37,178

Interest income includes approximately $8.4 million, $9.3 million, and $9.2 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2002, 2001 and 2000, respectively.  This interest is paid on behalf of HDMC’s independent dealers as an incentive to purchase inventory during winter months.  Included in other income is approximately $3.6 million, $1.9 million, and $1.8 million of fees HDMC paid to HDFS for credit and collection activities on receivables purchased from HDMC during 2002, 2001, and 2000, respectively.  The transactions described above, between the Motorcycles and Financial Services segments are not eliminated, but their net effect had no impact on consolidated net income.

Finance receivables, included in the current and non-current sections of the consolidated balance sheets, originated or purchased by HDFS and owned at December 31 were as follows:

	2002	2001
Wholesale	$707,862	$568,306
Retail	570,015	344,037
Investment in retained securitization interests	198,748	152,097
	1,476,625	1,064,440
Allowance for credit losses	31,045	28,684
	$1,445,580	$1,035,756

Finance receivables include wholesale loans to dealers and retail loans to consumers. Wholesale loans to dealers are generally secured by financed inventory or property.  Retail loans consist of secured installment sales contracts. HDFS either holds titles or liens on titles to vehicles financed by installment sales contracts.

Wholesale finance receivables are originated in the U.S., Canada, and Europe.  HDFS began originating European receivables in August 2002 assuming business formerly served by HDFS’ European joint venture.  European wholesale finance receivables were $91.1 million at December 31, 2002.  Retail finance receivables are comprised of U.S. and Canadian receivables.

As of December 31, 2002 and 2001, approximately 10% and 11%, respectively, of finance receivables were originated in California.

At December 31, 2002 and 2001, unused lines of credit extended to HDFS’ wholesale finance customers totaled $314 million and $231 million respectively.  Approved but unfunded retail finance loans totaled $237 million and $199 million at December 31, 2002 and 2001 respectively.

Wholesale finance receivables, related primarily to motorcycles and related parts and accessories sales, are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles and aircraft. On December 31, 2002, contractual maturities of finance receivables were as follows:

2003	$855,771
2004	118,809
2005	100,184
2006	94,366
2007	89,108
Thereafter	218,387
Total	$1,476,625

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the years ended December 31 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$28,684	$10,947	$13,945
Provision for credit losses	6,167	22,178	9,919
Charge-offs	(3,806)	(4,441)	(7,282)
Sale of revolving charge receivables	—	—	(5,635)
Balance at end of year	$31,045	$28,684	$10,947

The allowance for credit losses pertaining to revolving charge receivables sold during 2000 was reversed and included in the calculation of gain on the sale.

The carrying value of finance receivables originated in the United States and Canada contractually past due 90 days or more is $2.2 million and $2.6 million at December 31, 2002 and 2001, respectively. The carrying value of finance receivables held by HDFS originated in Europe contractually past due 90 days or more as of December 31 2002 is $5.3 million.  HDFS did not hold finance receivables originated in Europe prior to August 2002.

During 2002, 2001 and 2000, the Company sold $1.3 billion, $1.0 billion, and $0.7 billion, respectively, of retail motorcycle installment loans through securitization transactions utilizing QSPE’s (see Note 1 to the consolidated financial statements). The Company retains an interest in interest-only strip receivables, servicing rights, and cash reserve account deposits, collectively referred to as investment in retained securitization interests. In conjunction with these and prior sales, HDFS has assets of $198.7 million and $152.1 million representing retained securitization interests at December 31, 2002 and 2001, respectively. The Company receives annual servicing fees approximating one percent of the outstanding balance. HDFS serviced $2.0 billion and $1.5 billion of retail installment loans as of December 31, 2002 and 2001, respectively.

The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Investors and securitization trusts have no recourse to the Company’s other assets. Recourse is limited to the Company’s rights to future cash flow on retained securitization interests, excluding servicing rights, and cash reserve account deposits. Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain on current year securitizations are credit losses, prepayments, and discount rate.

Key assumptions used to calculate gain on current year securitizations, at the date of the transaction, for securitizations completed in 2002 and 2001 were:

	2002	2001
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%
Weighted-average life (in years)	1.95	1.93
Expected cumulative net credit losses	2.38%	2.13%
Residual cash flows discount rate	12.00%	12.00%

Key assumptions applied to securitized retail installment loans of $2.0 billion and $1.5 billion as of December 31, 2002 and 2001, respectively, to value the investment in retained securitization interests as of December 31, 2002 and 2001 were:

	2002	2001
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%
Weighted-average life (in years)	1.97	1.97
Expected cumulative net credit losses	2.24%	2.05%
Residual cash flows discount rate	12.00%	12.00%

Detailed below for all retained securitization interests at December 31, 2002 and 2001 is the sensitivity of the fair value to immediate 10 percent and 20 percent adverse changes in the weighted average key assumptions:

	2002	2001
Carrying amount/fair value of retained interests	$198,748	$152,097
Weighted-average life (in years)	1.97	1.97

Prepayment speed assumption (monthly rate)	2.50%	2.50%
Impact on fair value of 10% adverse change	$(7,200)	$(5,500)
Impact on fair value of 20% adverse change	$(14,000)	$(10,600)

Expected cumulative net credit losses	2.24%	2.05%
Impact on fair value of 10% adverse change	$(7,300)	$(4,400)
Impact on fair value of 20% adverse change	$(14,600)	$(8,800)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	$(3,400)	$(2,600)
Impact on fair value of 20% adverse change	$(6,700)	$(5,200)

These sensitivities are hypothetical and should not be considered to be predictive of future performance. Changes in fair value generally cannot be extrapolated because the relationship of change in assumption to change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another, which may magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

Expected cumulative net credit losses are a key assumption in the valuation of retained securitization interests. The table below summarizes expected cumulative net credit losses, expressed as a percentage of the original balance of loans securitized, as of December 31, 2002, 2001 and 2000, for all securitizations completed during the years noted.

Expected net Credit Losses (%) as of:	Loans Securitized in
	2002	2001	2000	1999	1998
December 31, 2002	2.38%	2.13%	2.06%	2.05%	1.79%
December 31, 2001	—	2.13%	1.95%	1.94%	1.73%
December 31, 2000	—	—	1.90%	1.90%	1.88%

Weighted average expected net credit losses for all active securitizations as of December 31, 2002, 2001, and 2000 were 2.24%, 2.05%, and 1.89% respectively.

The table below summarizes certain cash flows received from and paid to all motorcycle loan securitization trusts during the year ended December 31, 2002 and 2001 (in thousands):

	2002	2001
Proceeds from new securitizations	$1,246,263	$956,849
Servicing fees received	17,984	12,390
Other cash flows received on retained interests	105,216	70,424
10% Clean-up call repurchase option	(21,416)	(22,537)
Net servicing advances	(918)	(586)

Other cash flows represent retained interests cash flows including excess cash reserve account deposits.

As of December 31, 2002 and 2001 managed motorcycle retail installment loans totaled $2.4 billion and $1.7 billion, respectively, of which $2.0 billion and $1.5 billion, respectively, are securitized. The principal amount of motorcycle managed loans 60 days or more past due was $39.6 million and $24.6 million at December 31, 2002 and 2001, respectively. Managed loans 60 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the motorcycle managed loans were $15.8 million and $13.3 million at December 31, 2002 and 2001, respectively.

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2002	2001
Commercial paper	$592,932	$499,998
Domestic credit facility	66,546	67,053
European credit facility	73,101	—
Senior subordinated notes	30,000	30,000
Total finance debt	$762,579	$597,051

HDFS may issue commercial paper of up to $750 million. Maturities may range up to 270 days from the issuance date. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities noted below. Therefore the outstanding balance of commercial paper combined with the outstanding balance of the Domestic Credit facilities was limited to $750 million as of December 31, 2002.  The weighted-average interest rate of outstanding commercial paper balances was 1.34% and 1.95% at December 31, 2002 and 2001, respectively.

HDFS has entered into agreements with a group of financial institutions providing bank credit facilities (Domestic Credit Facilities) of $750 million. The Domestic Credit Facilities consist of a $400 million, 364-day revolving loan due September 2003 and a $350 million, five-year revolving loan due September 2005. The primary uses of the Domestic Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS’ operations. Subject to certain limitations, HDFS has the option to borrow in various currencies. Interest is based on London interbank offered rates (LIBOR) or other short-term rate indices, depending on the type of advance.

During July 2002, HDFS entered into a $200 million revolving credit facility due July 2005.  The primary purpose of the facility is to fund HDFS’ European business operations.  Subject to certain limitations, HDFS can borrow in various currencies.  Interest is based on LIBOR or European Interbank Offered Rates based on the currency of the borrowings.

At December 31, 2002, and 2001, HDFS had $30 million of 6.79% Senior Subordinated Notes (Notes) outstanding due in 2007. The Notes provide for semi-annual interest payments and principal at maturity.

Long-term finance debt included on the balance sheet at December 31, 2002 consists of $350 million of commercial paper, and the $30 million senior subordinated notes. The $350 million of commercial paper borrowings has been excluded from current liabilities because it is backed by the Company’s five year facility and because the Company intends that at least that amount would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

HDFS has met various operating and financial covenants and remains in compliance at December 31, 2002. The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants. Support may be provided either as capital contributions or loans at the Company’s option. No amount was provided to HDFS under the support agreement as of December 31, 2002 or 2001.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million at market rates of interest.  As of December 31, 2002, HDFS had $100 million in outstanding borrowings owed to the Company under the revolving credit agreement.  The loan is eliminated upon consolidation and therefore is not included in finance debt on the consolidated balance sheets.

5.     Notes payable and letters of credit

As of December 31, 2002 and 2001, HDMC had unsecured lines of credit totaling approximately $51.9 million and $42.2 million, respectively, of which approximately $31.9 million and $36.6 million, respectively, remained available.

At December 31, 2002 and 2001, HDMC had outstanding letters of credit of  $4.7 million and $3.8 million, respectively.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

6.     Income taxes

Provision for income taxes for the years ended December 31, consists of the following (in thousands):

	2002	2001	2000
Current:
Federal	$241,915	$207,768	$171,405
State	20,265	24,723	19,345
Foreign	4,870	6,757	8,730
	267,050	239,248	199,480
Deferred:
Federal	34,048	(3,680)	1,088
State	5,079	(629)	329
Foreign	(567)	770	(54)
	38,560	(3,539)	1,363
Total	$305,610	$235,709	$200,843

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2002	2001	2000
Provision at statutory rate	35.0%	35.0%	35.0%
Goodwill write-off/amortization	—	0.1	1.1
Foreign income taxes	0.2	0.3	0.4
Foreign tax credits	(0.1)	(0.2)	(0.4)
State taxes, net of federal benefit	1.5	2.2	1.7
Foreign sales corporation	(0.5)	(0.7)	(0.7)
Other	(1.6)	(1.7)	(0.5)
Provision for income taxes	34.5%	35.0%	36.6%

Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2002	2001
Deferred tax assets:
Accruals not yet tax deductible	$56,473	$52,948
Pension and postretirement health care benefit obligation	46,682	43,974
Other, net	4,761	2,275
	107,916	99,197
Deferred tax liabilities:
Depreciation, tax in excess of book	(72,840)	(62,836)
Other, net	(23,124)	(15,184)
	(95,964)	(78,020)
Net deferred tax asset	$11,952	$21,177

7.     Commitments and contingencies

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002 the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action. The Company believes that this reversal is in error and the Company intends to continue to vigorously defend this matter.  The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies in various environmental matters, including a matter involving soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1896 in undertaking environmental investigation and remediation activities, including an on-going site-wide investigation/feasibility study.

In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs at the York facility as covered by the Agreement.

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program and offered the Company the option of addressing corrective action under a facility lead agreement.  The objectives and procedures for facility lead corrective action are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA’s corrective action program.

Although substantial uncertainty exists concerning the nature and scope of the environmental remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $8.5 million.  The estimated future Response Cost was increased by the Company in 2002 by $3.9 million as a result of the increase in actual costs incurred to date to operate the existing groundwater and soil treatment system at the York facility.  The Company has established reserves for this amount which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.  Response Costs are expected to be incurred over a period of several years ending in 2010.  This timeframe has been extended one year as the site-wide investigation/feasibility study is taking longer than originally anticipated.

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

The Company self-insures its product liability losses in the United States up to $2.5 million per occurrence.  Catastrophic coverage is maintained for occurrences in excess of $2.5 million up to $100 million ($25 million before June 1998) per occurrence and in the aggregate. Outside the United States, the Company is insured for product liability losses up to $100 million ($25 million before June 1998) per occurrence and in the aggregate.  The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated.

8.     Employee benefit plans and other postretirement benefits

The Company has several defined benefit pension plans and several postretirement health care benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.

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

Pension/SERPA projected benefit obligations and costs are developed from actuarial valuations. The projected benefit obligation represents the actuarial present value of benefits, based on service rendered, using an assumption as to future compensation levels.  The valuation of pension/SERPA obligations and costs relies on key assumptions including discount rates, expected return on plan assets and future compensation.  The Company evaluates and updates these assumptions annually in conjunction with its September 30 actuarial measurement date.  During 2002 the Company responded to market conditions by lowering its discount rate assumption from 8.0% to 7.25% and lowering its expected rate of return on plan assets assumption from 10.5% to 8.5%.  Based on these assumptions and others the projected benefit obligation for pension/SERPA plans was $567.2 million as of September 30, 2002 and the fair value of plan assets was $309.5 million, as of September 30, 2002.  During the fourth quarter of 2002 the Company contributed an additional $100.0 million to the plan assets, resulting in total contributions of $153.6 million during 2002. The fair value of plan assets was approximately $418 million as of December 31, 2002.

Postretirement obligations and costs are also developed from actuarial valuations and rely on key assumptions including discount rate and medical trend rate.  Consistent with its decision to revise the discount rate for pension/SERPA plan obligations the Company also lowered it discount rate assumption for postretierment healthcare benefits from 8.0% to 7.25%.

The information following provides detail of changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s September 30 measurement date.

	Pension and SERPA		Postretirement Health Care Benefits
	2002	2001	2002	2001
	(In thousands )
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$450,681	$367,534	$146,658	$96,066
Service cost	22,158	19,060	8,411	5,473
Interest cost	35,723	30,674	11,539	7,943
Plan amendments	473	26,512	—	—
Actuarial losses	67,538	14,001	24,665	41,570
Plan participant’s contributions	5,626	4,883	—	—
Benefits paid	(14,983)	(11,983)	(6,277)	(4,394)
Projected benefit obligation, September 30	567,216	450,681	184,996	146,658

Change in plan assets:
Fair value of plan assets, beginning of year	290,118	372,841	—	—
Actual return on plan assets	(24,873)	(94,917)	—	—
Company contributions	53,581	19,294	6,266	4,383
Plan participant contributions	5,626	4,883	11	11
Benefits paid	(14,983)	(11,983)	(6,277)	(4,394)
Fair value of plan assets, September 30	309,469	290,118	—	—

Funded status of the plans:
Projected benefit obligation over plan assets	257,747	160,563	184,996	146,658
Unrecognized prior service cost	(69,138)	(75,813)	(10,046)	(10,592)
Unrecognized net loss	(199,459)	(84,051)	(67,682)	(44,783)
Minimum pension liability:
Intangible asset	68,127	71,943	—	—
Accumulated other comprehensive loss	119,744	40,863	—	—
Accrued benefit cost, September 30	177,021	113,505	107,268	91,283
Fourth quarter contributions	100,055	—	1,849	1,371
Accrued benefit cost, December 31	$76,966	$113,505	$105,419	$89,912

Amounts recognized in the Statement of Financial Position, December 31:
Accrued benefit liability	$76,966	$113,750	$105,419	$89,912
Prepaid benefit cost	—	(245)	—	—
Net amount recognized	$76,966	$113,505	$105,419	$89,912

During 2002 and 2001 the Company recorded an increase in its minimum pension liability of $75.1 million and $79.4 million, respectively.  The increase in 2001 was due primarily to the decrease in the fair value of plan assets which occurred in the twelve-month period ended September 30, 2001.  The higher minimum pension liability in 2002 was primarily the result of a higher benefit obligation caused by the reduction in the discount rate used as of September 30, 2002, combined with the negative return on plan assets.  The Company estimates that an additional 1% decrease in its discount rate would further increase the minimum pension liability by approximately $66.9 million and would result in an after-tax other comprehensive loss of $43.5 million.

The Company has several pension/SERPA plans, with separately determined accumulated benefit obligations and plan assets.  The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.  The amounts included in the following table include the sum total of individual plans with accumulated benefit obligations in excess of plan assets at September 30 (in thousands):

	2002	2001
Projected benefit obligation	$567,216	$315,250
Accumulated benefit obligation	$482,451	$288,994
Fair value of plan assets	$309,469	$195,411

As of September 30, 2002 this included all of the Company’s pension/SERPA plans, however, as of September 30, 2001 this included only a portion of the plans.  The accumulated benefit obligation at September 30, 2001 for all pension/SERPA plans combined was $383.0 million.

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Health Care Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$22,158	$19,060	$15,554	$8,411	$5,473	$3,480
Interest cost	35,723	30,674	23,054	11,539	7,943	5,516
Expected return on plan assets	(29,323)	(30,746)	(25,102)	—	—	—
Amortization of unrecognized:
Net transition asset	—	—	(131)	—	—	—
Prior service cost	7,148	6,368	2,668	546	546	(238)
Net (gain) loss	6,320	6,325	1,862	1,766	100	(94)
Net periodic benefit cost	$42,026	$31,681	$17,905	$22,262	$14,062	$8,664

Weighted-average assumptions:
Discount rate, as of September 30	7.25%	8.0%	8.0%	7.25%	8.0%	8.0%
Expected return on plan assets for the year ended September 30	8.5%	10.5%	10.5%	n/a	n/a	n/a
Rate of compensation increase for the year ended September 30	5.0%	5.0%	5.0%	N/a	n/a	n/a

Included in the plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2002 and 2001.  The market value of these shares at December 31, 2002 and 2001 was $58.9 million and $69.2 million, respectively.  Company policy limits the value of its stock to 25% of plan assets.  Dividends paid on shares of the Company’s stock were approximately $172,000 and $153,000 during 2002 and 2001, respectively.

The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans in 2002 was 10% and is assumed to decrease gradually to a constant level of 6% by 2006. This assumption can have a significant effect on the amounts reported.  A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percent Increase	1-Percent Decrease
Total of service and interest cost components in 2002	$2,636	$2,206
Postretirement benefit obligation as of September 30, 2002	$20,733	$18,538

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees.  Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.  The Company accrued $5.9 million,  $4.4 million and $3.3 million for matching contributions during 2002, 2001 and 2000, respectively.

9.     Capital stock

As of December 31, 2002 and 2001, the Company was authorized to issue 800,000,000 shares of common stock of $.01 par value and 2,000,000 shares of preferred stock of $1.00 par value.

The Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 1,089,000 and 2,438,500 shares of its common stock during 2002 and 2001, respectively, under this authorization.

In addition, the Board of Directors has also separately authorized the Company to repurchase up to 16 million shares of the Company’s outstanding common stock.  To date, the Company has repurchased 6,600,000 shares of its common stock under this authorization. As a result, the Company may repurchase an additional 9,400,000 shares of common stock under this authorization.

The Company has designated 500,000 of the 2,000,000 authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 10,000 votes per share (subject to adjustment) and other rights such that the value of a one ten-thousandth interest in a share of Preferred Stock should approximate the value of one share of common stock.

The Preferred Stock is reserved for issuance in connection with the Company’s outstanding Preferred Stock purchase rights (Rights). On February 17, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date. Under certain conditions, each Right entitles the holder to purchase one ten-thousandth of a share of Preferred Stock at an exercise price of $175, subject to adjustment. The Rights are only exercisable if a person or group has (i) acquired 15% or more of the outstanding common stock or (ii) has announced an intention to acquire 25% or more of the outstanding common stock (either (i) or (ii) are a “Triggering Event”). If there is a 15% acquiring party, then each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

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

10.   Stock options

The Company has a Stock Option Plan under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights.  The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four year period with the first 25 percent becoming exercisable one year after the date of grant.  The options expire ten years from the date of grant. The number of shares of common stock available for future option grants under such plans were 4.6 million and 5.7 million at December 31, 2002 and 2001, respectively.

The following table summarizes the transactions of the Stock Option Plan for the years ended December 31:

	2002		2001		2000
		Exercise Price(1)		Exercise Price(1)		Exercise Price(1)
	Options		Options		Options
Options outstanding at beginning of year	8,528,028	$22.09	10,325,155	$15.12	11,516,560	$10.62
Options granted	1,180,862	$52.10	1,511,131	$43.44	1,495,740	$33.67
Options exercised	(957,972)	$13.08	(3,154,865)	$9.10	(2,599,423)	$5.54
Options cancelled	(68,050)	$36.93	(153,393)	$31.00	(87,722)	$22.66
Options outstanding at end of year	8,682,868	$27.05	8,528,028	$22.09	10,325,155	$15.12
Weighted-average fair value of options granted during the year	$19.27		$16.67		$13.72
Number of options exercisable at end of year	5,438,862	$17.73	4,913,824	$13.38	6,524,006	$9.53

(1) Represents a weighted-average exercise price.

Options outstanding at December 31, 2002:

Price range	Weighted-Average Contractual life	Options	Weighted-Average Exercise Price
$ 4.64 to $10	2.3	1,582,872	$7.52
$ 10.01 to $20	4.7	2,016,405	$12.74
$ 20.01 to $30	6.1	1,194,723	$25.76
$ 30.01 to $40	7.3	1,535,635	$34.48
$ 40.01 to $50	8.1	1,181,990	$44.42
$ 50.01 to $60	9.1	1,171,243	$52.10
		8,682,868

11.   Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (In thousands, except per share amounts):

	2002	2001	2000
Numerator
Net income used in computing basic and diluted earnings per share	$580,217	$437,746	$347,713
Denominator
Denominator for basic earnings per share - Weighted-average common shares	302,297	302,506	302,691
Effect of dilutive securities - employee Stock option plan	2,861	3,742	4,779
Denominator for diluted earnings per share - Adjusted weighted-average shares outstanding	305,158	306,248	307,470

Basic earnings per share	$1.92	$1.45	$1.15
Diluted earnings per share	$1.90	$1.43	$1.13

12.   Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, debt, interest rate swaps and foreign currency contracts.  The book values of cash and cash equivalents, trade receivables and finance receivables are considered to approximate their respective fair values.  The fair value of marketable securities is based primarily on quoted market prices.  During 2002 the Company recorded an unrealized after-tax gain of $.6 million in other comprehensive income to adjust its marketable securities to their fair value as of December 31, 2002.  The fair value of the marketable securities at December 31, 2001 approximated their cost.

None of the Company’s debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.  See Note 4 to the consolidated financial statements for the terms and carrying values of the Company’s various debt instruments.

During 2002 and 2001 the Company entered into foreign currency contracts to hedge its sales transactions denominated in the Euro. As of December 31, 2002 and 2001 the U.S. dollar equivalent of these contracts, which typically have maturities of less than one year, was approximately $147.3 million and $124.9 million, respectively.  Prior to January 1, 2001, unrealized gains and losses on these contracts were deferred and recognized at the time the hedged transaction settled.  On January 1, 2001, the Company adopted SFAS No. 133 (as amended), “Accounting for Derivative Financial Instruments and Hedging Activities.”  The effect of adoption was not material.  In accordance with SFAS No. 133 foreign currency contracts are designated as cash flow hedges. During 2002 and 2001, these hedges were highly effective, as defined by SFAS No. 133, throughout the year, and as a result, no material gain or loss was recorded for ineffectiveness.  Gains and losses that resulted from changes the in the fair value of the cash flow hedges, which were not material, were initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affected income.  As of December 31, 2002 $14.4 million was recorded in other current liabilities related to the fair value of derivative financial instruments and a $8.1 million loss, net of taxes, related to cash flow hedges was recorded in accumulated other comprehensive income.  As of December 31, 2001 $.7 million was recorded in other current assets related to the fair value of derivative financial instruments and a $.7 million gain, net of taxes, related to cash flow hedges was recorded in accumulated other comprehensive income. The fair value of foreign currency contracts was based on quoted market prices.

HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates.  As of December 31, 2002, HDFS had interest rate swaps outstanding with a notional value of $241.3 million.  These interest rate derivatives are designated as cash flow hedges in accordance with SFAS 133.  During 2002, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was insignificant. As of December 31, 2002, $1.9 million was recorded in current liabilities related to the fair value of these interest rate swaps and a $1.1 million unrealized loss, net of taxes, related to cash flow hedges was recorded in accumulated other comprehensive income.  HDFS had no derivatives outstanding at December 31, 2001.  No ready market exists for swaps utilized by HDFS. Interest rate swaps are valued utilizing established valuation methods.

13.   Business segments and foreign operations

(a) Business segments

The Company operates in two business segments: Motorcycles and Financial Services.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately based on the fundamental differences in their operations.

The Motorcycles segment consists primarily of the group of companies doing business as Harley-Davidson Motor Company and Buell Motorcycle Company.  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and sport motorcycles and a broad range of related products which include motorcycle parts and accessories and riding apparel.  The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight motorcycle market since 1986.

The Financial Services segment consists of Harley-Davidson Financial Services, Inc.  HDFS is engaged in the business of financing and servicing wholesale inventory receivables, consumer retail installment sales contracts (primarily motorcycles and aircraft). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2002	2001	2000
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$4,090,970	$3,406,786	$2,943,346
Financial Services income	211,500	181,545	140,135
	$4,302,470	$3,588,331	$3,083,481
Income from operations:
Motorcycles	$791,121	$613,311	$487,485
Financial Services	104,227	61,273	37,178
General corporate expenses	(12,646)	(12,083)	(9,691)
	$882,702	$662,501	$514,972

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Corporate	Consolidated
2002
Identifiable assets	$1,541,110	$1,523,542	$796,565	$3,861,217
Depreciation	171,389	4,261	128	175,778
Net capital expenditures	318,048	5,728	90	323,866

2001
Identifiable assets	$1,385,932	$1,096,239	$636,324	$3,118,495
Depreciation and amortization	146,260	6,618	183	153,061
Net capital expenditures	285,023	5,193	165	290,381

2000
Identifiable assets	$1,158,813	$856,961	$420,630	$2,436,404
Depreciation and amortization	127,085	6,012	251	133,348
Net capital expenditures	199,306	4,177	128	203,611

(b) Geographic information

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2002	2001	2000
Motorcycles net revenue(1):
United States	$3,416,432	$2,809,763	$2,357,972
Europe	337,463	301,729	285,372
Japan	143,298	141,181	148,684
Canada	121,257	96,928	93,352
Other foreign countries	72,520	57,185	57,966
	$4,090,970	$3,406,786	$2,943,346
Financial Services income(1):
United States	$199,380	$172,593	$132,684
Europe	4,524	1,214	655
Canada	7,596	7,738	6,796
	$211,500	$181,545	$140,135
Long-lived assets(2):
United States	$1,151,702	$1,021,946	$856,746
Other foreign countries	36,138	33,234	27,844
	$1,187,840	$1,055,180	$884,590

(1)   Net revenue is attributed to geographic regions based on location of customer.

(2)          Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

14.         Related party transactions

In accordance with accounting principles generally accepted in the United States the Company is required to disclose material related party transactions.  A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada.  During 2002, 2001 and 2000, the Company recorded revenue and financial services income from Deeley Imports of $120.3 million, $97.3 million and $93.0, respectively and had accounts receivables balances due from Deeley Imports of $7.8 million and $5.7 million at December 31, 2002 and 2001, respectively.  All such products were provided in the ordinary course of business at prices and on terms and conditions determined through arm’s-length negotiation.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 31,	Mar 25,	June 30,	June 24,	Sep 29,	Sep 23,	Dec 31,	Dec 31,
	2002	2001	2002	2001	2002	2001	2002	2001
Net revenue	$927.8	$776.9	$1,001.1	$862.3	$1,135.5	$861.6	$1,026.5	$905.9
Gross profit	315.3	253.9	335.1	288.7	396.9	297.5	370.6	312.9
Net income	120.0	92.0	144.3	115.6	165.0	111.7	150.9	118.4

Earnings per common share:
Basic	$.40	$.30	$.48	$.38	$.55	$.37	$.50	$.39
Diluted	$.39	$.30	$.47	$.38	$.54	$.36	$.49	$.39

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and executive officers of the registrant

The information included or to be included in the Company’s definitive proxy statement for the 2003 annual meeting of shareholders, which will be filed within 120 days after the close of the Company’s fiscal year ended December 31, 2002 (the Proxy Statement) under the captions “1-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

Item 11. Executive compensation

The information included or to be included in the Proxy Statement under the caption “Executive Compensation” (except the information from and after the caption “Board of Directors Human Resources Committee Report on Executive Compensation”) is incorporated by reference herein.

Item 12. Security ownership of certain beneficial owners and management and related shareholder matters

Information included or to be included in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and related shareholder matters” is incorporated by reference herein.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2002.

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders:
Management employees	8,357,853	$26.65	4,398,874

Equity compensation plans not approved by shareholders:
Union employees —
Kansas City, MO	26,450	$21.19	24,509
York, PA	257,765	$38.88	41,300
Non employees —
Board of Directors	40,800	$37.34	132,499
	325,015	$37.25	198,308
Total all plans	8,682,868	$27.05	4,597,182

Plan documents for each of the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and are included in the list of exhibits to this annual report on Form 10-K.  The Management employee's stock option plan is also discussed in detail in the Proxy statement.

The material features of the Union employees' stock option plans not approved by shareholders are the same as the material features of the Management employees' stock option plan.  Under the Company's Management and Union stock option plans, options have an exercise price equal to the fair market value of the underlying stock at the date of grant, expire ten years from the date of grant and vest ratably over a four-year period, with the first 25 percent becoming exercisable one year after the date of grant.

Under the Board of Directors' plan each non-employee director who serves as a member of the Board immediately following the annual meeting of shareholders is automatically granted an immediately exercisable option for the purchase of such number of shares of Common Stock equal to three times the annual retainer fee for directors divided by the fair market value of a share of Common Stock on the day of grant (rounded up to the nearest multiple of 100). In addition, non-employee directors may elect to recieve 50% or 100% of the annual fee to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders.

Item 13. Certain relationships and related transactions

The information included or to be included in the Proxy Statement under the caption “Certain Transactions” is incorporated by reference herein.

Item 14. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)   Changes in internal controls.  There were not any significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, financial statement schedules, and reports on Form 8-K

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

	4.

Form 8-K - On January 21, 2003, the Company issued a press release announcing the Company’s fourth quarter and year-end financial results for the reporting periods ended December 31, 2002.  A copy of the Company’s press release was attached as Exhibit 99 to a Current Report on Form 8-K filed January 24, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a) 1 and 2]

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIST OF EXHIBITS

[Items 15(a)(3) and 15(c)]

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

Exhibit No.	Description

10.15	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan

10.16*	Employment Agreement between the Registrant and Ms. Zarcone

10.17	2001 York Hourly- Paid Employees Stock Option Plan

10.18*	Deferred Long-Term Incentive Plan approved May 4, 2002

10.19*	Director Compensation Policy effective May 4, 2002

10.20*	1998 Director Stock Plan as amended May 4, 2002

10.21*	Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999

10.22*	Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*                 Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Schedule II

HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

(In thousands)

Classification	Balance at Beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
Accounts receivable- Allowance for doubtful accounts:

2002	$2,619	$1,782	$(142)	$4,259

2001	1,779	840	—	2,619

2000	1,796	454	(471)	1,779

Finance receivables- Allowance for doubtful accounts(2):

2002	$28,684	$6,167	$(3,806)	$31,045

2001	10,947	22,178	(4,441)	28,684

2000	13,945	9,919	(12,917)	10,947

Inventories- Allowance for obsolescence(3):

2002	$13,037	$7,283	$(3,170)	$17,150

2001	9,788	7,347	(4,098)	13,037

2000	10,668	3,378	(4,258)	9,788

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

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

HARLEY-DAVIDSON, INC.

By:/S/ Jeffrey L. Bleustein

Jeffrey L. Bleustein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Name	Title

/S/ Jeffrey L. Bleustein	Chairman, Chief Executive Officer and Director
Jeffrey L. Bleustein	(Principal executive officer)

/S/ James L. Ziemer	Vice-President and Chief Financial Officer
James L. Ziemer	(Principal financial officer)

/S/ James M. Brostowitz	Vice-President/Controller and Treasurer
James M. Brostowitz	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ George H. Conrades	Director
George H. Conrades

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ George L. Miles	Director
George L. Miles

/S/ James A. Norling	Director
James A. Norling

Chief Executive Officer Certification

I, Jeffrey L. Bleustein, certify that:

1.	I have reviewed this annual report on Form 10-K of Harley-Davidson, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Jeffrey L. Bleustein
Jeffrey L. Bleustein
Chief Executive Officer

Chief Financial Officer Certification

I, James L. Ziemer, certify that:

1.	I have reviewed this annual report on Form 10-K of Harley-Davidson, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ James L. Ziemer
James L. Ziemer
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001 (File No. 1-9183))

4.1

Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2

Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-5871))

10.2*

Harley-Davidson, Inc. 1988 Stock Option Plan as amended through August 20, 1997 (incorporated herein by reference to Exhibit 10.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9183))

10.3*

Harley-Davidson, Inc. 1990 Stock Option Plan as amended through December 9, 1998 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.4*

Harley-Davidson, Inc. 1995 Stock Option Plan as amended through December 8, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

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

10.7*	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.8*

Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.9*

Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9183))

10.10*

Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.11*

Form of Severance Benefits Agreement between the Registrant and each of Messrs. Berryman, Bleustein, Brostowitz, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione.(incorporated herein by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.12*

Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.13*

Harley-Davidson Pension Benefit Restoration Plan  (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.14*

Description of Post-Retirement Life Insurance Equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit No.	Description

10.15	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-8 (File No. 333-75347))

10.16*

Employment Agreement between the Registrant and Ms. Zarcone (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))

10.17

2001 York Hourly- Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.18*

Deferred Long-Term Incentive Plan approved May 4, 2002 (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.19*

Director Compensation Policy effective May 4, 2002 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.20*

1998 Director Stock Plan as amended May 4, 2002 (incorporated herein by reference from Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.21*

Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999 (incorporated herein by reference from Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.22*	Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.