Form 10-Q
period 2003-06-29
HARLEY DAVIDSON INC
filed 2003-08-11
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549


                                    Form 10-Q



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 29, 2003 or ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________________ to
     ______________________


Commission File Number 1-9183


                              Harley-Davidson, Inc.
                -----------------------------------------------
             (Exact name of registrant as specified in its Charter)

          Wisconsin                                          39-1382325
     -------------------                                  ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


3700 West Juneau Avenue, Milwaukee, Wisconsin                   53208
---------------------------------------------                 ----------
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

Common Stock Outstanding as of August 7, 2003: 302,660,790 Shares

                              HARLEY-DAVIDSON, INC.

                                 Form 10-Q Index
                       For the Quarter Ended June 29, 2003


                                                                            Page
Part I.  Financial Information

  Item 1.  Consolidated Financial Statements

             Condensed Consolidated Statements of Income                       3

             Condensed Consolidated Balance Sheets                             4

             Condensed Consolidated Statements of Cash Flows                   5

             Notes to Condensed Consolidated Financial Statements           6-10

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-24

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         25

  Item 4.  Controls and Procedures                                            25


Note regarding forward-looking statements                                     25

Part II.  Other Information

  Item 1.  Legal Proceedings                                                  26

  Item 4.  Submission of Items to a Vote of Security Holders                  27

  Item 5.  Other Information                                                  27

  Item 6.  Exhibits and Reports on Form 8-K                                   27

  Signatures                                                                  28

  Certifications                                                              29

  Exhibit Index                                                               31

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
-----------------------------------------

                              Harley-Davidson, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three months ended                   Six months ended
                                                         ------------------                   ----------------
                                                    June 29,           June 30,          June 29,          June 30,
                                                      2003               2002              2003              2002
                                                      ----               ----              ----              ----
Net revenue                                        $1,218,872         $1,001,094        $2,332,563        $1,928,939
Cost of goods sold                                    775,654            666,006         1,486,313         1,278,574
                                                   ----------         ----------        ----------        ----------
Gross profit                                          443,218            335,088           846,250           650,365

Financial services income                              71,287             60,149           142,056           101,840
Financial services expense                             26,821             23,109            54,233            52,649
                                                   ----------         ----------        ----------        ----------
Operating income from financial services               44,466             37,040            87,823            49,191

Operating expenses                                    180,648            155,811           348,528           301,516
                                                   ----------         ----------        ----------        ----------
Income from operations                                307,036            216,317           585,545           398,040
Interest income, net                                    6,388              4,415            12,345             6,661
Other expense, net                                     (4,659)              (366)           (4,875)           (1,131)
                                                   ----------         ----------        ----------        ----------
Income before provision for income taxes              308,765            220,366           593,015           403,570
Provision for income taxes                            106,523             76,025           204,589           139,231
                                                   ----------         ----------        ----------        ----------
Net income                                         $  202,242         $  144,341        $  388,426        $  264,339
                                                   ==========         ==========        ==========        ==========
Earnings per common share:
   Basic                                                 $.67               $.48             $1.29              $.87
                                                         ====               ====             =====              ====
   Diluted                                               $.66               $.47             $1.28              $.87
                                                         ====               ====             =====              ====
Weighted-average common shares outstanding:
   Basic                                              302,164            302,209           302,263           302,341
                                                   ==========         ==========        ==========        ==========
   Diluted                                            304,339            305,194           304,448           305,405
                                                   ==========         ==========        ==========        ==========

Cash dividends per share                                 $.04              $.035             $.075             $.065
                                                         ====              =====             =====             =====


                             See accompanying notes.

                              Harley-Davidson, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                          June 29,           Dec. 31,          June 30,
                                                            2003               2002              2002
                                                            ----               ----              ----
                                                        (Unaudited)                          (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                             $  691,459         $  280,928        $  524,049
   Marketable securities                                    500,669            514,800           203,246
   Accounts receivable, net                                 113,025            108,694           150,728
   Finance receivables, net                                 910,963            855,771           609,730
   Inventories (Note 2)                                     206,574            218,156           203,255
   Other current assets                                      73,169             88,237            88,371
                                                         ----------         ----------        ----------
Total current assets                                      2,495,859          2,066,586         1,779,379

Finance receivables, net                                    606,619            589,809           519,935
Property, plant and equipment, net                        1,014,063          1,032,596           924,337
Goodwill                                                     51,609             49,930            51,382
                                                         ----------         ----------        ----------
Other assets                                                128,964            122,296           130,823
                                                         $4,297,114         $3,861,217        $3,405,856
                                                         ==========         ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         243,976         $  226,977        $  233,725
   Accrued expenses and other liabilities                   452,777            380,496           401,206
   Current portion of finance debt                          343,331            382,579           147,837
                                                         ----------         ----------        ----------
Total current liabilities                                 1,040,084            990,052           782,768

Finance debt                                                380,000            380,000           380,000
Other long-term liabilities                                 219,789            152,831           177,239
Post-retirement health care benefits                        116,487            105,419            97,414

Contingencies (Note 8)

Total shareholders' equity                                2,540,754          2,232,915         1,968,435
                                                         ----------         ----------        ----------
                                                         $4,297,114         $3,861,217        $3,405,856
                                                         ==========         ==========        ==========

                                                     See accompanying notes.

                              Harley-Davidson, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           Six months ended
                                                                           ----------------
                                                                      June 29,          June 30,
                                                                        2003              2002
                                                                        ----              ----
Cash flows from operating activities:
   Net income                                                       $  388,426        $  264,339
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation                                                       95,262            87,514
     Provision for long-term employee benefits                          39,007            15,356
     Provision for finance credit losses                                 1,963             3,207
     Current year gain on securitizations                              (48,587)          (26,375)
     Collection of retained securitization interests                    44,177            31,603
     Contribution to pension plans                                     (12,000)           (3,090)
     Tax benefit of stock options                                        3,575             8,058
     Other, net                                                          5,741             2,690
     Net changes in current assets and current liabilities              92,300            32,033
                                                                    ----------        ----------
   Total adjustments                                                   221,438           150,996
                                                                    ----------        ----------
Net cash provided by operating activities                              609,864           415,335

Cash flows from investing activities:
   Capital expenditures                                                (82,649)         (122,461)
   Finance receivables acquired or originated                       (3,317,841)       (2,668,915)
   Finance receivables collected                                     2,325,549         1,930,046
   Proceeds from securitizations                                       958,260           662,314
   Purchase of marketable securities                                  (616,014)         (474,572)
   Sales and redemptions of marketable securities                      629,281           467,337
   Other, net                                                            1,212            13,804
                                                                    ----------        ----------
Net cash used in investing activities                                 (102,202)         (192,447)

Cash flows from financing activities:
   Net decrease in finance debt                                        (47,922)          (69,214)
   Dividends paid                                                      (22,739)          (19,975)
   Purchase of common stock for treasury                               (30,563)          (56,814)
   Issuance of common stock under employee stock plans                   4,093             7,726
                                                                    ----------        ----------
Net cash used in financing activities                                  (97,131)         (138,277)

Net increase in cash and cash equivalents                              410,531            84,611

Cash and cash equivalents:
   At beginning of period                                              280,928           439,438
                                                                    ----------        ----------
   At end of period                                                 $  691,459        $  524,049
                                                                    ==========        ==========

                             See accompanying notes.

                              HARLEY-DAVIDSON, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Use of Estimates
---------------------------------------------------
The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 29, 2003 and June 30, 2002, the results of operations for the three- and six-month periods then ended and the statements of cash flows for the six months ended June 29, 2003 and June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Note 2 - Inventories
--------------------
The Company costs its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):


                                                                                 June 29,         Dec. 31        June 30,
                                                                                   2003            2002            2002
                                                                                   ----            ----            ----
Components at the lower of cost, first-in, First-out (FIFO), or market:
     Raw material & work-in-process                                             $ 77,664         $ 82,209       $ 79,664
     Motorcycle finished goods                                                    58,077           57,076         53,228
     Parts & accessories and general merchandise                                  88,350           95,888         87,976
                                                                                --------         --------       --------
                                                                                 224,091          235,173        220,868
Excess of FIFO over LIFO                                                          17,517           17,017         17,613
                                                                                --------         --------       --------
                                                                                $206,574         $218,156       $203,255
                                                                                ========         ========       ========

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


                                                                     Three months ended                   Six months ended
                                                                     ------------------                   ----------------
                                                                  June 29,           June 30,          June 29,          June 30,
                                                                    2003               2002              2003              2002
                                                                    ----               ----              ----              ----

    Balance, beginning of period                                 $34,302            $23,785           $28,890           $21,608
    Warranties issued during the period                            9,580              6,976            20,863            14,908
    Settlements made during the period                            (8,289)            (6,877)          (14,689)          (12,632)
    Changes to the liability for pre-existing warranties
      during the period                                                -                  -               529                 -
                                                                 -------            -------           -------           -------
    Balance, end of period                                       $35,593            $23,884           $35,593           $23,884
                                                                 =======            =======           =======           =======

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


                                                                     Three months ended                Six months ended
                                                                     ------------------                ----------------
                                                                 June 29,          June 30,        June 29,       June 30,
                                                                   2003              2002            2003           2002
                                                                   ----              ----            ----           ----

     Net income, as reported                                     $202,242          $144,341        $388,426       $264,339
     Deduct:  Total stock-based employee compensation
      expense determined under fair value based method
      for all option awards, net of related tax effects
                                                                   (3,386)           (3,112)         (6,644)        (5,966)
                                                                 --------          --------        --------       --------
     Pro forma net income                                        $198,983          $141,229        $381,782       $258,373
                                                                 ========          ========        ========       ========
     Earnings per share:
      Basic as reported                                              $.67              $.48           $1.29           $.87
                                                                     ====              ====           =====           ====
      Basic pro forma                                                $.66              $.47           $1.26           $.85
                                                                     ====              ====           =====           ====

      Diluted as reported                                            $.66              $.47           $1.28           $.87
                                                                     ====              ====           =====           ====
      Diluted pro forma                                              $.66              $.46           $1.26           $.85
                                                                     ====              ====           =====           ====

Note 5 - Business Segments
--------------------------
The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services), which consists of the Company's subsidiary, Harley-Davidson Financial Services, Inc. (HDFS). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):


                                                            Three months ended                   Six months ended
                                                            -----------------                    ----------------
                                                        June 29,           June 30,          June 29,         June 30,
                                                          2003               2002              2003             2002
                                                          ----               ----              ----             ----

Net revenue                                            $1,218,872        $1,001,094        $2,332,563       $1,928,939
Gross profit                                              443,218           335,088           846,250          650,365
Operating expenses                                        176,465           152,167           339,872          294,317
                                                       ----------        ----------        ----------       ----------
   Operating income from motorcycles
     & related products                                   266,753           182,921           506,378          356,048

Financial services income                                  71,287            60,149           142,056          101,840
Financial services expense                                 26,821            23,109            54,233           52,649
                                                       ----------        ----------        ----------       ----------
   Operating income from financial services                44,466            37,040            87,823           49,191

Corporate expenses                                          4,183             3,644             8,656           7,199
                                                       ----------        ----------        ----------       ----------
  Income from operations                               $  307,036        $  216,317        $  585,545       $  398,040
                                                       ==========        ==========        ==========       ==========

Note 6 - Earnings Per Share
---------------------------
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):


                                                                    Three months ended                   Six months ended
                                                                    ------------------                   ----------------
                                                                June 29,           June 30,          June 29,         June 30,
                                                                  2003               2002              2003             2002
                                                                  ----               ----              ----             ----
Numerator
Net income used in computing
 Basic and diluted earnings per share                           $202,242           $144,341          $388,426         $264,339
                                                                ========           ========          ========         ========
Denominator
Denominator for basic earnings per share -
 Weighted-average common shares                                  302,164            302,209           302,263          302,341
Effect of dilutive securities - employee stock
 Options and nonvested stock                                       2,175              2,985             2,185            3,064
                                                                --------           --------          --------         --------
Denominator for diluted earnings per share-
 Adjusted weighted-average shares                                304,339            305,194           304,448          305,405
                                                                ========           ========          ========         ========

Basic earnings per share                                            $.67               $.48             $1.29             $.87
                                                                    ====               ====             =====             ====

Diluted earnings per share                                          $.66               $.47             $1.28             $.87
                                                                    ====               ====             =====             ====

Note 7 - Comprehensive Income
-----------------------------
The following table sets forth the reconciliation of net income to comprehensive income (in thousands):


                                                                    Three months ended                  Six months ended
                                                                    ------------------                  ----------------
                                                                June 29,          June 30,          June 29,        June 30,
                                                                  2003              2002              2003            2002
                                                                  ----              ----              ----            ----

 Net income                                                     $202,242          $144,341          $388,426        $264,339
 Minimum pension liability adjustment, net of tax                (46,654)                -          (46,654)               -
 Foreign currency translation adjustments                          5,996            11,743             7,190          10,300
 Changes in net unrealized
  gains and losses, net of tax:
    Investment in retained securitization interests                  763             3,274             4,448           5,638
    Derivative financial instruments                              (1,064)           (7,977)              513          (7,191)
    Marketable securities                                           (246)                -              (529)              -
                                                                --------          --------          --------        --------
 Comprehensive income                                           $161,037          $151,381          $353,394        $273,086
                                                                ========          ========          ========        ========

Note 8 - Contingencies
----------------------
The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The required reserves are monitored on an on-going basis and are updated based on new developments or new information in each matter.

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson(R) motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company's motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company's motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court's February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On June 12, 2003, the Company's petition was granted and the matter will be reviewed by the Wisconsin Supreme Court. The Company believes that the Court of Appeals reversal was in error, and the Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide investigation/feasibility study.

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

Although substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $8.2 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The Company's estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010.

Note 9 - Retirement Plans
-------------------------
The Company has several defined benefit pension plans and several post-retirement health care benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. The plans described above are referred to collectively as "Retirement Plans."

Benefit obligations and costs for the Company's Retirement Plans are developed from actuarial valuations. The projected benefit obligation represents the actuarial present value of benefits, based on service rendered, using an assumption as to future compensation levels. The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. The valuation of benefit obligations and costs relies on key assumptions including discount rates, expected return on plan assets, future compensation and medical inflation.

The Company normally evaluates and updates its key valuation assumptions annually in conjunction with its September 30 actuarial measurement date. However, due to continued declining interest rates, the Company elected to establish an interim actuarial measurement date as of the beginning of the second fiscal quarter of 2003. Therefore as of March 31, 2003, the Company remeasured its Retirement Plan obligations and costs using a discount rate assumption of 6.5% compared to the previous assumption of 7.25%. The Company's assumptions for expected return on plan assets, future compensation and medical inflation remained unchanged. As a result of the March 31, 2003 actuarial remeasurement, the Company recorded an increase to its long-term Retirement Plan liabilities of approximately $75 million and a decrease to other comprehensive income of approximately $47 million, net of taxes during the second quarter of 2003. Additionally, during the second quarter of 2003 the Company recorded $4.5 million of incremental Retirement Plan expense as a result of the remeasurement. Total expense associated the Company's Retirement Plans was $22.8 million and $42.4 million for the three- and six-month periods ended June 29, 2003, respectively. This compares to Retirement Plan expense of $17.6 million and $32.1 million for the three- and six-month periods ended June 30, 2002, respectively. The following table sets forth the benefit obligations and fair value of plan assets for the Company's Retirement Plans as of its two most recent measurement dates (in thousands).

                                                    As measured on
                                                March 31,        Sep. 30,
                                                  2003            2002
                                                  ----            ----
Pension and SERPA Plans:
   Projected benefit obligation                 $664,974        $567,216
   Accumulated benefit obligation               $560,118        $482,451
   Fair value of plan assets                    $399,239        $309,469

Post-retirement health care benefits:
   Accumulated benefit obligation               $213,727        $184,996



Note 10 - Reclassifications
---------------------------
Certain prior year balances on the condensed consolidated statement of cash flows have been reclassified in order to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company, Buell Motorcycle Company and Harley-Davidson Financial Services. Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Motor Company manufacturers five families of motorcycles: Sportster(R), Dyna Glide, Softail(R), Touring and VRSC. Buell Motorcycle Company produces sport motorcycles, including four big-twin XB models, and the single-cylinder Buell(R) Blast(R). Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Financial Services provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

The "% Change" figures included in this section have been calculated based on unrounded amounts.

         Results of Operations for the Three months Ended June 29, 2003
         --------------------------------------------------------------
                Compared to the Three months Ended June 30, 2002
                ------------------------------------------------

                                     Overall
For the quarter ended June 29, 2003, consolidated net revenue totaled $1.22 billion, a $217.8 million or 21.8% increase over the same period last year. Net income for the second quarter of 2003 was $202.2 million compared to $144.3 million in the second quarter of 2002, an increase of 40.1%. Diluted earnings per share for the second quarter of 2003 were $.66 on 304.3 million weighted average shares outstanding compared to $.47 on 305.2 million weighted average shares outstanding during the same quarter last year, an increase of 40.4% in earnings per share.

                            Motorcycle Unit Shipments
                        For the Three-month Periods Ended
                         June 29, 2003 and June 30, 2002

                                                                                         %
                                             2003         2002         Increase       Change
                                             ----         ----         --------       ------
Touring motorcycle units                    20,912       17,102          3,810         22.3%
Custom motorcycle units*                    36,906       29,751          7,155         24.0
VRSC motorcycle units                        4,370        5,364           (994)       (18.5)
Sportster motorcycle units                  13,837       13,323            514          3.9
                                            ------       ------         ------
Harley-Davidson motorcycle units            76,025       65,540         10,485         16.0

Buell motorcycle units                       1,942        3,309         (1,367)       (41.3)
                                            ------       ------         ------
Total motorcycle units                      77,967       68,849          9,118         13.2%
                                            ======       ======         ======

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide and other custom models.

                                   Net Revenue
                        For the Three-month Periods Ended
                         June 29, 2003 and June 30, 2002
                                  (In Millions)


                                                                                                    %
                                                       2003          2002         Increase       Change
                                                       ----          ----         --------       ------
Harley-Davidson(R)motorcycles                        $  955.4      $  760.1        $195.3         25.7%
Buell(R)motorcycles                                      15.0          20.0          (5.0)       (24.8)
                                                     --------      --------        ------
Total motorcycles                                       970.4         780.1         190.3         24.4

Parts & Accessories                                     204.2         168.8          35.4         20.9
General Merchandise                                      43.7          51.3          (7.6)       (14.9)
Other                                                      .6            .9          (0.3)       (33.3)
                                                     --------      --------        ------
Net revenue                                          $1,218.9      $1,001.1        $217.8         21.8%
                                                     ========      ========        ======

Second quarter 2003 net revenue for the Motorcycles segment was $1,218.9 million or 21.8% higher than in the same period last year. The 2003 second quarter increase in net revenue for the Motorcycles segment was led by a $195.3 million, or 25.7% increase in Harley-Davidson motorcycle net revenue. The increase in Harley-Davidson motorcycle revenue was driven by a 16.0% increase in Harley-Davidson motorcycle unit shipments, but also benefited from wholesale price increases, a favorable product mix, a more profitable geographic mix and favorable foreign currency exchange rates during the second quarter of 2003.

During the second quarter of 2003, Harley-Davidson motorcycle unit shipments increased to 76,025 units, 10,485 units higher than the same period last year. This increase over prior year was driven by the Company's ongoing success with its manufacturing strategy and its continued confidence in retail demand for Harley-Davidson motorcycles (see discussion of retail data under "Results of Operations for Six-months"). Based on the results achieved in the first half of 2003, the Company has increased its 2003 annual wholesale shipment target to 290,600 Harley-Davidson units.(1)

Wholesale price increases for the 100th Anniversary 2003 models provided for higher average selling prices on units sold during the second quarter of 2003. Harley-Davidson motorcycle product mix was favorable in the second quarter of 2003 with a higher percentage of shipments consisting of higher priced motorcycle models, both within and between the Company's motorcycle families. Geographic mix had a favorable impact on revenue during the second quarter of 2003 with approximately 81.4% of the Harley-Davidson unit shipments being shipped to U.S. dealers, compared to 80.1% in the second quarter of 2002. Shipments to U.S. dealers generally have a higher average selling price per unit than international shipments. Finally, foreign currency exchange rates had a favorable effect on international revenue primarily as a result of stronger European currencies, when compared to the second quarter of 2002.

In the second quarter of 2003, Buell(R) motorcycle net revenue was down $5.0 million compared to the same period last year, on 1,367 fewer unit shipments. Production during the second quarter of 2003 was negatively impacted by a supplier issue, which reduced production during the quarter. Most of the lost production capacity was related to Blast(R) models, but all models were affected. Buell shipments in the second quarter of 2003 consisted of 1,804 XB models and 138 Blast models. The Company expects that normal production rates will resume by the middle of the third quarter of 2003.(1) The third quarter of 2003 will also include the introduction of two additional new XB models.

During the second quarter of 2003, net revenue from Parts and Accessories (P&A) totaled $204.2 million, a 20.9% increase over the second quarter of 2002. Total P&A revenue in the second quarter of 2003 included $16.5 million from sales of 100th Anniversary P&A products. Sales of 100th Anniversary products began in the third quarter of 2002 and were essentially complete by the end of the second quarter of 2003. The Company expects that shipments of 100th Anniversary P&A products during the remainder of 2003 will not be significant.(1) For the full year 2003 and for the longer-term, the Company expects that P&A revenue will grow at a rate that is slightly higher than the motorcycle unit growth rate.(1)

General Merchandise revenue during the second quarter of 2003 was $43.7 million, down $7.6 million relative to the same period last year. General Merchandise results were positively impacted during the second quarter of last year by the sale of items related to the Company's 100th Anniversary, which accounted for $12.0 million of revenue during the quarter. As of the end of the first quarter of 2003, shipments of 100th Anniversary General Merchandise products were essentially complete. As a result of the strong prior year 100th Anniversary revenue, the Company expects General Merchandise revenue for the full year 2003 to be lower than in 2002.(1) The Company continues to expect that the longer-term growth rate for General Merchandise will be lower than the motorcycle unit growth rate.(1)

                                  Gross Profit
Gross profit in the second quarter of 2003 of $443.2 million was $108.1 million, or 32.3%, higher than gross profit in the same quarter last year. The gross margin was 36.4% in the second quarter of 2003 compared to 33.5% in the second quarter of 2002. The increase in gross margin in the second quarter of 2003 was driven by higher revenue (net of related cost increases) associated with wholesale price increases, a favorable product mix, a more profitable geographic mix and favorable foreign currency exchange rates. These positive factors were partially offset by higher costs associated with the Company's retirement plans and health care benefits. Retirement plan costs increased in the second quarter of 2003 primarily as a result of the Company's decision to adjust the discount rate used to determine retirement plan costs and obligations (see "Retirement Plans" under Other Matters).

                               Financial Services
                        For the Three-month Periods Ended
                         June 29, 2003 and June 30, 2002
                                  (In Millions)

                                                                                                   %
                                                        2003         2002         Increase       Change
                                                        ----         ----         --------       ------
    Interest income                                    $21.0        $17.3           $3.7          21.6%
    Gain on current year securitizations                22.2         21.4            0.8           3.8
    Servicing fee income                                 5.9          4.7            1.2          25.0
    Insurance commissions                               12.8         11.1            1.7          14.9
    Other income                                         9.4          5.6            3.8          66.0
                                                       -----        -----           ----
    Financial services income                           71.3         60.1           11.2          18.5

    Interest expense                                     4.3          3.4            0.9          25.5
    Provision for credit losses                          1.4         (1.0)           2.4           N.M.
    Operating expenses                                  21.1         20.7            0.4           1.9
                                                       -----        -----           ----
    Financial services expense                          26.8         23.1            3.7          16.1
                                                       -----        -----           ----
    Operating income from financial services           $44.5        $37.0           $7.5          20.0%
                                                       =====        =====           ====

In the second quarter of 2003, financial services income was $71.3 million, an increase of $11.2 million over the same period in 2002. Operating income from financial services was $44.5 million, an increase of $7.5 million over the second quarter of 2002. The increase in operating income during the second quarter of 2003 was primarily due to strong overall performance in HDFS' wholesale, retail, and insurance lines and a favorable interest rate environment.

During the second quarter of 2003, HDFS sold $425.0 million of retail motorcycle installment loans resulting in a gain of $22.2 million. This transaction is the second securitization transaction completed in 2003 and is part of the Company's plan to complete four securitization transactions during 2003 to better match funding with loan originations.(1) During the second quarter of 2002, HDFS sold approximately $586.0 million of retail motorcycle installment loans resulting in a gain of $21.4 million. The net gain as a percentage of the amount of loans securitized increased from 3.65% in the second quarter of 2002 to 5.22% in the second quarter of 2003 as HDFS continued to benefit from a declining interest rate environment.

The provision for finance credit losses was higher in the second quarter of 2003 than the second quarter of 2002. The increase is due to an increase in outstanding finance receivables. Changes in HDFS' allowance for finance credit losses during the three-month periods ended June 29, 2003 and June 30, 2002 were as follows (in millions):

                                                  2003          2002
                                                  ----          ----
       Balance, beginning of period              $31.0         $32.3
       Provision for finance credit losses         1.4          (1.0)
       Charge-offs                                (1.1)         (1.4)
                                                 -----         -----
       Balance, end of period                    $31.3         $29.9
                                                 =====         =====

The Company expects HDFS' full year operating income to be approximately 40% higher than in 2002.(1) Over the longer term, the Company expects the HDFS growth rate to be slightly higher than the Company's Harley-Davidson motorcycle unit growth rate.(1)

                               Operating Expenses
                        For the Three-month Periods Ended
                         June 29, 2003 and June 30, 2002
                                  (In Millions)

                                                                          %
                                         2003      2002     Increase   Change
                                         ----      ----     --------   ------
Motorcycles and Related Products        $176.5    $152.2      $24.3     16.0%
Corporate                                  4.1       3.6         .5     14.8
                                        ------    ------      -----
Total operating expenses                $180.6    $155.8      $24.8     15.9%
                                        ======    ======      =====

Total operating expenses during the second quarter of 2003 increased $24.8 million or 15.9% compared to the same period last year. Operating expenses as a percent of net revenue were 14.8% and 15.6% for second quarters of 2003 and 2002, respectively. The increase in operating expenses, which include selling, administrative and engineering expenses, was driven primarily by the Company's ongoing investment in various initiatives designed to support its current and future growth objectives. In addition, during the second quarter of 2003, operating expenses were higher due to costs associated with the Company's 100th Anniversary celebration and various marketing programs and higher retirement plan costs (see "Retirement Plans" under Other Matters).

                               Other expense, net
Other net expense was $4.7 million and $.4 million during the second quarters of 2003 and 2002, respectively. Other net expense in the second quarter of 2003 included a $4.0 million charitable contribution to the Harley-Davidson Foundation, Inc.

                              Interest income, net
Net interest income in the second quarter of 2003 was $6.4 million compared to $4.4 million in the same period last year. The increase in net interest income resulted from higher average balances of cash and cash equivalents during the second quarter of 2003 when compared to the same period in 2002. In connection with the Company's capacity expansion efforts, $1.2 million of interest cost was capitalized during the second quarter of 2003 compared to $.7 million during the second quarter of 2002.

                            Consolidated income taxes
The Company's effective income tax rate was 34.5% during the second quarters of 2003 and 2002, respectively. The Company expects that 34.5% will continue to be the effective tax rate through the remainder of 2003.(1)

          Results of Operations for the Six months Ended June 29, 2003
          ------------------------------------------------------------
                 Compared to the Six months Ended June 30, 2002
                 ----------------------------------------------

                                    Overall
For the Six months ended June 29, 2003, consolidated net revenue totaled $2.33 billion, a $403.7 million or 20.9% increase over the same period last year. Net income for the first half of 2003 was $388.4 million compared to $264.3 million in the first half of 2002, an increase of 46.9%. Diluted earnings per share for the first six months of 2003 were $1.28 on 304.4 million weighted average shares outstanding compared to $.87 on 305.4 million weighted average shares outstanding during the same period last year, an increase in earnings per share of 47.1%.

                            Motorcycle Unit Shipments
                         For the Six-month Periods Ended
                         June 29, 2003 and June 30, 2002

                                                                                            %
                                               2003          2002         Increase       Change
                                               ----          ----         --------       ------

Touring motorcycle units                      39,400        34,420         4,980          14.5%
Custom motorcycle units*                      71,219        61,614         9,605          15.6
VRSC motorcycle units                          9,029         8,524           505           5.9
Sportster(R)motorcycle units                  26,985        25,651         1,334           5.2
                                             -------       -------        ------
Harley-Davidson(R)motorcycle units           146,633       130,209        16,424          12.6

Buell(R)motorcycle units                       4,883         4,639           244           5.3
                                             -------       -------        ------
Total motorcycle units                       151,516       134,848        16,668          12.4%
                                             =======       =======        ======

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide and other custom models.

                                   Net Revenue
                         For the Six-month Periods Ended
                         June 29, 2003 and June 30, 2002
                                  (In Millions)

                                                                                            %
                                               2003          2002         Increase       Change
                                               ----          ----         --------       ------

Harley-Davidson motorcycles                 $1,831.9      $1,508.0        $323.9          21.5%
Buell motorcycles                               35.5          26.3           9.2          35.2
                                            --------      --------        ------
Total motorcycles                            1,867.4       1,534.3         333.1          21.7

Parts & Accessories                            364.1         300.0          64.1          21.4
General Merchandise                            100.1          93.6           6.5           7.0
Other                                            1.0           1.0          0.0              -
                                            --------      --------        ------
Net revenue                                 $2,332.6      $1,928.9        $403.7          20.9%
                                            ========      ========        ======

The 20.9% increase in net revenue for the Motorcycles segment during the first half of 2003 was led by a $323.9 million, or 21.5% increase in Harley-Davidson motorcycle net revenue. The increase in Harley-Davidson motorcycle revenue was driven by a 12.6% increase in Harley-Davidson motorcycle unit shipments, but also benefited from wholesale price increases, a favorable product mix, a more profitable geographic mix and favorable foreign currency exchange rates during the first half of 2003.

The 12.6% increase in Harley-Davidson motorcycle unit shipments was driven by an increase in retail sales as demand for the Company's Harley-Davidson motorcycles continued to grow.

Retail sales of the Company's Harley-Davidson(R) motorcycles in the United States were up 6.3% for the first six-months of 2003, when compared to the same period last year. Through June 2003, retail sales of the Company's Harley-Davidson motorcycles in Europe and Japan were up 4.2% and 7.6% percent, respectively, when compared with the same period in 2002. Retail sales of the Company's Harley-Davidson motorcycles have outpaced the heavyweight motorcycle industry in all of the Company's major markets. Market data is listed in the following table.

                     Motorcycle Retail Registrations (Units)
                       Year-to-date Heavyweight (651+ cc)

                                                        2003            2002          % Change
                                                        ----            ----          --------
     United States (a)
     -------------
     Harley-Davidson models only (though June)        121,414         114,174           6.3%
     Industry (through June)                          257,929         258,031           0.0%

     Europe (b)
     ------
     Harley-Davidson models only (through June)        14,875          14,278           4.2%
     Industry (through May)                           163,519         174,830          (6.5)%

     Japan (c)
     -----
     Harley- Davidson models only (through June)        5,232           4,864           7.6%
     Industry (through May)                            19,611          21,089          (7.0)%

(a)  U.S. data provided by the Motorcycle Industry Council.
(b) Europe Harley-Davidson data is based on Company data and includes retail sales in all European countries. Europe industry data, provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom.
(c) Japan Harley-Davidson data is based on Company data. Japan industry data is derived from industry sources.

During the first half of 2003, net revenue from Parts and Accessories (P&A) totaled $364.1 million, a 21.4% increase over the first half of 2002. Total P&A revenue for the first six months of 2003 included $30.4 million from sales of 100th Anniversary P&A products. Sales of 100th Anniversary products began in the third quarter of 2002 and were essentially complete by the end of the second quarter of 2003.

General Merchandise revenue during the first six months of 2003 was $100.1 million, up 7.0% over the same period last year. Revenue from 100th Anniversary General Merchandise products accounted for $9.0 million of total General Merchandise revenue during the first half of 2003 compared to $12.0 million during the same period last year. Sales of 100th Anniversary General Merchandise products were essentially complete as of the end of the first quarter of 2003.

                                  Gross Profit
Gross profit for the first six months of 2003 totaled $846.3 million, an increase of $195.9 million or 30.1% over the same period in 2002. The gross margin was 36.3% in the first six months of 2003, up from 33.7% for the six months of 2002. The increase in gross margin in the first six months of 2003 was driven by higher revenue (net of related cost increases) associated with wholesale price increases, favorable motorcycle product mix, a more profitable geographic mix and favorable foreign currency exchange rates. These positive factors were partially offset by increased costs associated with the Company's retirement plans and the rising cost of health care benefits. Retirement plan expense increased in the first half of 2003 partially as a result of the Company's decision to adjust the discount rate used to determine retirement plan costs and obligations (see "Retirement Plans" under Other Matters).

                               Financial Services
                         For the Six-month Periods Ended
                         June 29, 2003 and June 30, 2002
                                  (In Millions)

                                                                                                    %
                                                        2003         2002         Increase        Change
                                                        ----         ----         --------        ------
    Interest income                                    $43.7        $37.7          $ 6.0          15.8%
    Gain on current year securitizations                48.6         26.4           22.2          84.1
    Servicing fee income                                11.2          8.6            2.6          30.8
    Insurance commissions                               22.4         18.4            4.0          21.5
    Other income                                        16.2         10.7            5.5          50.6
                                                       -----        -----          -----
    Financial services income                          142.1        101.8           40.3          39.5

    Interest expense                                     8.9          7.3            1.6          22.7
    Provision for credit losses                          2.0          3.2           (1.2)        (38.8)
    Operating expenses                                  43.4         42.1            1.3           2.8
                                                       -----        -----          -----
    Financial services expense                          54.3         52.6            1.7           3.0
                                                       -----        -----          -----
    Operating income from financial services           $87.8        $49.2          $38.6          78.5%
                                                       =====        =====          =====

In the first six months of 2003, financial services income was $142.1 million, an increase of $40.3 million over the same period in 2002. Operating income from financial services was $87.8 million, an increase of $38.6 million over the first six months of 2002. The increase in operating income during the first six months of 2003 was primarily driven by higher securitization gains as compared to the same period last year.

During the first six months of 2003, HDFS sold $975.0 million of retail motorcycle installment loans resulting in a gain of $48.6 million. During the first six months of 2002, HDFS sold $679.3 million of retail motorcycle installment loans resulting in a gain of $26.4 million. The increase in the 2003 gain over 2002 is primarily due to a larger volume of loans sold as HDFS went to market with two securitizartion transactions in the first half of 2003 versus one transaction in the first half of 2002. In addition, securitization gains as a percentage of receivables sold were higher in 2003 due to a more favorable interest rate environment in 2003 when compared to the same period in 2002.

The provision for finance credit losses was lower in the first six months of 2003 than the first six months of 2002 due to the strong credit performance of finance receivables. Changes in HDFS' allowance for finance credit losses during the six-month periods ended June 29, 2003 and June 30, 2002 were as follows (in millions):

                                                2003         2002
                                                ----         ----

    Balance, beginning of period               $31.0        $28.7
    Provision for finance credit losses          2.0          3.2
    Charge-offs                                 (1.7)        (2.0)
                                               -----        -----
    Balance, end of period                     $31.3        $29.9
                                               =====        =====

                               Operating Expenses
                         For the Six-month Periods Ended
                         June 29, 2003 and June 30, 2002
                                  (In Millions)

                                                                         %
                                      2003       2002      Increase   Change
                                      ----       ----      --------   ------

Motorcycles and Related Products     $339.9      294.3      $45.6      15.5%
Corporate                               8.6        7.2        1.4      20.2
                                     ------     ------      -----
Total operating expenses             $348.5     $301.5      $47.0      15.6%
                                     ======     ======      =====

Total operating expenses during the first six months of 2003 increased $47.0 million or 15.6% compared to the same period last year. Operating expenses as a percent of net revenue were 14.9% and 15.6% for first half of 2003 and 2002, respectively. The increase in operating expenses, which include selling, administrative and engineering expenses, was driven primarily by the Company's ongoing investment in various initiatives designed to support its current and future growth objectives. In addition, during the first six months of 2003, operating expenses were higher due to costs associated with the Company's 100th Anniversary celebration and various marketing programs and higher retirement plan costs (see "Retirement Plans" under Other Matters).

                               Other expense, net
Other net expense was $4.9 million and $1.1 million during the first half of 2003 and 2002, respectively. Other net expense in 2003 included a $4.0 million charitable contribution to the Harley-Davidson Foundation, Inc.

                                 Interest income
Net interest income in the first half of 2003 was $12.3 million compared to $6.7 million in the same period last year. The increase in net interest income resulted from higher average balances of cash and cash equivalents during the first half of 2003 when compared to the same period in 2002. In connection with the Company's capacity expansion efforts, $2.3 million of interest cost was capitalized during the first six months of 2003 compared to $1.0 million during the first six months of 2002.

                            Consolidated income taxes
The Company's effective income tax rate was 34.5% during the first six months of 2003 and 2002.

                                  Other Matters
                                  -------------

                            2003 Second Half Outlook
The Company believes that gross margin during the second half of the 2003 will be lower than in the first half due to the elimination 100th Anniversary pricing, the completion of sales of 100th Anniversary P&A and General Merchandise products, a change in product mix, and startup costs associated with its new plant in York, Pennsylvania. (1)

The Company will begin shipping its 2004 model year motorcycles in September of 2003; which is two months later than historically due to the fourteen-month 100th Anniversary model year. The pricing on 2004 model year motorcycles will reflect the elimination of 100th Anniversary special edition features. Furthermore, the additional revenue and margin benefit from the sale of 100th Anniversary P&A and General Merchandise will not occur in the 3rd and 4th quarters as sales of these products are now essentially complete.

The second half of 2003 will also include the ramp up of a new facility in York, Pennsylvania for the production of Softail(R) motorcycles and the introduction of a completely redesigned Sportster(R) family. The Company anticipates that the third quarter ramp up of the new factory will reduce the number of Softail motorcycles relative to other product families, while the redesigned Sportster(R) line of motorcycles will become a larger part of the product mix for the foreseeable future. (1) Softail motorcycles are among the Company's highest margin motorcycles, while Sportster motorcycles have lower margins. Finally, as the new production facility in York is ramped up the Company expects to incur startup costs as hundreds of employees are transitioned to the new plant during the third quarter of 2003.(1)

                                Retirement Plans
As a result of continued declining interest rates, the Company elected to establish an interim actuarial measurement date for its Retirement Plans (Pension, SERPA and Post-retirement health care) as of the beginning of the second fiscal quarter of 2003. Therefore as of March 31, 2003, the Company remeasured its Retirement Plan obligations and costs using a discount rate assumption of 6.5% compared to the previous assumption of 7.25%. No other assumptions were adjusted. As a result, the Company recorded an increase to its long-term Retirement Plan liabilities of approximately $75 million and a decrease to other comprehensive income of approximately $47 million, net of taxes in the second quarter of 2003. In connection with these changes the Company's Retirement Plan expense will include an incremental increase of $11.5 million during 2003 of which $4.5 million has been recognized through June 29, 2003. The Company expects that the total annual expense associated the its Retirement Plans will be $86.2 million during 2003 compared to $64.3 million in 2002. See Note 9 to the condensed consolidated financial statements for additional information on the Company's Retirement Plans.

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

                         Liquidity and Capital Resources
                         -------------------------------

                              Operating Activities
The Company's main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities, collections of retained securitization interests, pension plan contributions, the tax benefit of stock option exercises and changes in current assets and liabilities.

The Company generated $609.9 million of cash from operating activities during the first half of 2003 compared to $415.3 million in the first half of 2002. The largest component of cash from operating activities is net income, which was approximately $388.4 million in the first half of 2003 compared to $264.3 million in the first half of 2002. Net adjustments for non-cash expenses for depreciation, long-term employee benefits and finance credit losses contributed an additional $136.2 million and $106.1 million to operating cash during the first half of 2003 and 2002, respectively.

The adjustment to net income for the current year non-cash gain on securitization transactions decreased operating cash flow by $48.6 million and $26.4 million during the first six months of 2003 and 2002, respectively. Collections on the investment in retained securitization interests during the first half of 2003 and 2002 were $44.2 and $31.6 million, respectively.

Cash provided by operating activities is also impacted by changes in current assets and liabilities. Changes in these balances increased operating cash flows by approximately $92.3 million and $32.0 million during the first half of 2003 and 2002, respectively. First half changes in current assets and liabilities during 2003 and 2002 consisted of the following (in millions):

                                                    Six months ended
                                                    ----------------
                                                June 29,          June 30,
                                                  2003              2002
                                                  ----              ----

Accounts receivable, net                          $ (4.3)           $(31.9)
Inventories                                         11.6             (22.1)
Finance receivables accrued interest and other     (28.9)            (16.5)
Accounts payable/Accrued expenses                   93.4             113.7
Other                                               20.5             (11.2)
                                                   -----            ------
                                                   $92.3            $ 32.0
                                                   =====            ======

The increase in accounts receivable during the first half of 2003 is significantly lower than it was during the same period last year as a result of HDFS' new operations in Europe. In August 2002, HDFS began directly servicing the wholesale financing needs of many of the Company's European dealers. Prior to August 2002, HDFS offered wholesale financing to the Company's European motorcycle dealers through a joint venture with Transamerica Distribution Finance. In connection with this change, HDFS now acquires European receivables on an on-going basis and classifies those European accounts receivable as finance receivables on the Company's consolidated balance sheet.

Inventory decreases during the first half of 2003 were driven by a decrease in P&A inventory, which resulted primarily from the Company's continued focus on inventory management.

Finance receivables accrued interest and other increased during the first six months of 2003 and 2002 in connection with the increase in finance receivables during those same periods.

Accounts payable and accrued expenses increased $93.4 million in the first half of 2003. The increase relates primarily to higher accrued income taxes and increased unit volumes and during the first half of 2003. Similar factors contributed to the increase in 2002.

                              Investing Activities
Net cash used in investing activities was $102.2 million and $192.5 million during the first six months of 2003 and 2002, respectively. The Company's investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities.

Capital expenditures were $82.7 million and $122.5 million during the first half of 2003 and 2002, respectively. During the first six months of 2003, the Company continued its capacity expansion efforts at two of the Company's existing facilities. These efforts include a 350,000 square foot expansion at the Company's York, Pennsylvania assembly facility and a 165,000 square foot addition to the Company's Product Development Center in Wauwatosa, Wisconsin. The Company expects to begin motorcycle assembly operations at the new plant in York during the third quarter of 2003.(1) The Company estimates that total capital expenditures required in 2003 will be in the range of $270 to $300 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2003 with internally generated funds.(1)

During the first six months of 2003 and 2002, HDFS received proceeds from securitizations of $958.3 million and $662.3, respectively. Finance receivables acquired or originated net of collections resulted in a $992.3 million use of cash during the first six months of 2003 compared to $738.9 million use of cash during the same period in 2002.

                              Financing Activities
The Company's financing activities consist primarily of finance debt activity, stock transactions and dividend payments. Net cash used in financing activities during the first six months of 2003 and 2002 was $97.1 million and $138.3 million, respectively.

HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, borrowings under revolving credit facilities, senior subordinated debt and borrowings from the Company. As of June 29, 2003 and June 30, 2002, HDFS' outstanding debt consisted of the following (in thousands):

                                                June 29,          June 30,
                                                  2003              2002
                                                  ----              ----

Commercial paper                                $558,905          $437,257
Domestic revolving credit facilities              83,897            60,580
European revolving credit facility                50,529                 -
Senior subordinated debt                          30,000            30,000
                                                --------          --------
  Total finance debt                            $723,331          $527,837
                                                ========          ========

Subject to limitations, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities noted below. As a result, the maximum combined total of commercial paper and borrowings under the Domestic Credit Facilities was limited to $750 million as of June 29, 2003.

HDFS has agreements with financial institutions providing bank credit facilities totaling $750 million (Domestic Credit Facilities). The Domestic Credit Facilities consist of a $350 million revolving term facility due in 2005 and a $400 million 364-day revolving credit facility due September 2003. The Company expects the $400 million credit facility expiring in September 2003 will be renewed or that suitable alternatives exist.(1)

The primary uses of the Domestic Credit Facilities are to provide liquidity to HDFS' unsecured commercial paper program and to fund HDFS' business operations.

During July 2002, HDFS entered into a $200 million European revolving credit facility due July 2005. The primary purpose of the facility is to fund HDFS' European business operations.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of June 29, 2003 and June 30, 2002, HDFS had no outstanding borrowings owed to the Company under this agreement.

In addition, HDFS has $30 million of ten-year senior subordinated notes outstanding, expiring in 2007.

In connection with debt agreements, HDFS has various operating and financial covenants and remains in compliance at June 29, 2003. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been required of the Company to support HDFS' requirement to maintain certain financial covenants.

The Company expects future activities of HDFS will be financed from funds internally generated by HDFS, sales of loans through securitization programs, issuance of commercial paper, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 750,000 shares of its common stock during the first half of 2003 under the latter authorization.

The Company declared a $.04 per share dividend during the second quarter of 2003, payable June 20, 2003 to shareholders of record as of June 10, 2003, resulting in an aggregate dividend of $.075 per share for the six months ended June 29, 2003.

                                  Risk Factors
                                  ------------

The Company's ability to meet the targets and expectations noted depends upon, among other factors, the Company's ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected P&A /general merchandise supplier backorders, (v) sell all of the Harley-Davidson motorcycles it plans to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to foreign currency exchange rate fluctuations, (ix) successfully adjust to interest rate fluctuations, and (x) successfully manage changes in the credit quality of HDFS's loan portfolio. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, difficulty with suppliers, natural causes, terrorism or other factors. These risks, potential delays and uncertainties could also adversely impact the Company's capital expenditure estimates (see "Liquidity and Capital Resources" section).

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


(1) Note Regarding Forward-Looking Statements
---------------------------------------------

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson(R) motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002 the Company's motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company's motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court's February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On June 12, 2003, the Company's petition was granted and the matter will be reviewed by the Wisconsin Supreme Court. The Company believes that the Court of Appeals reversal was in error, and the Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide investigation/feasibility study.

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

Although substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $8.2 million. The Company has established reserves for this amount which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The Company's estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010.

Item 4. Submission of Items to a Vote of Security Holders
---------------------------------------------------------

     (a)  The Company's Annual Meeting of Shareholders was held on May 3, 2003

     (b) At the Company's Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2006 by the vote indicated:

                                                Shares             Shares
                                               Voted in          Withholding
                                               Favor of           Authority
                                               --------           ---------
                 Jeffrey L. Bleustein        261,730,981          4,222,881
                 Donald A. James             263,468,209          2,485,653
                 James A. Norling            261,927,847          4,028,015

     (c) Matters other than election of directors, brought for vote at the Company's Annual Meeting of Shareholders, passed by the vote indicated.


                                                                     Shares Voted
                                                                     ------------
                                                           For          Against         Withheld
                                                           ---          -------         --------

          Ratification of Ernst & Young LLP as the     255,239,764     8,904,560       1,809,537
             Company's independent auditors

          There were no broker non-votes with respect to the foregoing matters.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits
          -------------

          10.1 Director Stock Plan as amended May 3, 2003

          10.2 Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003

          99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

          99.2 Written Statement of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K
          ------------------------
          On April 16, 2003, the Company issued a press release announcing the Company's first quarter financial results for the period ended March 30, 2003. A copy of the press release was attached as Exhibit 99 to a current report on Form 8-K filed April 22, 2003.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HARLEY-DAVIDSON, INC.





   Date:    8/11/03                        by: /s/  James L. Ziemer
                                           -------------------------------------
                                           James L. Ziemer
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)


   Date:    8/11/03                        by: /s/  James M. Brostowitz
                                           -------------------------------------
                                           James M. Brostowitz
                                           Vice President, Treasurer (Principal
                                           Accounting Officer)

                      Chief Executive Officer Certification
                      -------------------------------------

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


     Date:  August 11, 2003                /s/ Jeffrey L. Bleustein
                                           ------------------------
                                           Jeffrey L. Bleustein
                                           Chief Executive Officer

                      Chief Financial Officer Certification
                      -------------------------------------

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


Date:  August 11, 2003                     /s/ James L. Ziemer
                                           -------------------------------------
                                           James L. Ziemer,
                                           Vice President and
                                           Chief Financial Officer

                              HARLEY-DAVIDSON, INC.
                           Exhibit Index to Form 10-Q


Exhibit
Number
-------

10.1*     Director Stock Plan as amended May 3, 2003

10.2* Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003

99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

99.2 Written Statement of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002


*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.