Form 10-Q
period 2003-09-28
HARLEY DAVIDSON INC
filed 2003-11-12
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2003
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to ______________________

Commission File Number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its Charter)

Wisconsin	39-1382325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)  (414) 342-4680

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 7, 2003: 302,970,904 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended September 28, 2003

			Page
Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
		Condensed Consolidated Statements of Income Condensed Consolidated Balance Sheets Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements	3 4 5 6-11
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-25
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
	Item 4.	Controls and Procedures	26
Note regarding forward-looking statements			26
Part II.	Other Information
	Item 1.	Legal Proceedings	27
	Item 6.	Exhibits and Reports on Form 8-K	28
	Signatures		29
Exhibit Index			30

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002
Net revenue	$1,133,641	$1,135,499	$3,466,204	$3,064,438
Cost of goods sold	730,351	738,649	2,216,664	2,017,223

Gross profit	403,290	396,850	1,249,540	1,047,215
Financial services income	74,660	55,669	216,716	157,509
Financial services expense	28,447	25,990	82,680	78,639

Operating income from financial services	46,213	29,679	134,036	78,870
Operating expenses	164,684	177,055	513,212	478,571

Income from operations	284,819	249,474	870,364	647,514
Interest income, net	5,640	4,894	17,985	11,555
Other expense, net	(275)	(2,433)	(5,150)	(3,564)

Income before provision for income taxes	290,184	251,935	883,199	655,505
Provision for income taxes	100,112	86,918	304,701	226,149

Net income	$190,072	$165,017	$578,498	$429,356

Earnings per common share:
Basic	$.63	$.55	$1.91	$1.42

Diluted	$.62	$.54	$1.90	$1.41

Weighted-average common shares outstanding:
Basic	302,313	302,109	302,280	302,264
Diluted	304,580	304,783	304,493	305,198
Cash dividends per share	$.040	$.035	$.115	$.100

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	Sep 28, 2003	Dec 31, 2002	Sep 29, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$942,021	$280,928	$642,099
Marketable securities	448,816	514,800	205,255
Accounts receivable, net	119,178	108,694	112,040
Finance receivables, net	814,837	855,771	813,596
Inventories (Note 2)	210,925	218,156	212,870
Other current assets	80,309	88,237	88,009

Total current assets	2,616,086	2,066,586	2,073,869
Finance receivables, net	704,430	589,809	508,269
Property, plant and equipment, net	1,002,649	1,032,596	938,238
Goodwill	51,763	49,930	51,010
Other assets	125,666	122,296	162,228

	$4,500,594	$3,861,217	$3,733,614

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242,673	$226,977	$255,997
Accrued expenses and other liabilities	455,583	380,496	458,858
Current portion of finance debt	337,657	382,579	223,141

Total current liabilities	1,035,913	990,052	937,996
Finance debt	380,000	380,000	380,000
Other long-term liabilities	225,509	152,831	186,910
Post-retirement health care benefits	121,886	105,419	100,552
Contingencies (Note 8)
Total shareholders' equity	2,737,286	2,232,915	2,128,156

	$4,500,594	$3,861,217	$3,733,614

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	Sep. 28, 2003	Sep. 29, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$578,498	$429,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,063	131,666
Provision for long-term employee benefits	57,842	41,287
Provision for finance credit losses	2,708	4,367
Current year gain on securitizations	(70,831)	(43,423)
Collection of retained securitization interests	82,671	57,627
Contributions to pension plans	(12,000)	(53,761)
Tax benefit of stock options	9,031	9,216
Other, net	8,211	4,160
Net changes in current assets and current liabilities	60,137	140,523

Total adjustments	283,832	291,662

Net cash provided by operating activities	862,330	721,018
Cash flows from investing activities:
Capital expenditures	(124,390)	(182,654)
Finance receivables acquired or originated	(5,054,330)	(4,250,793)
Finance receivables collected	3,591,331	2,942,878
Proceeds from securitizations	1,429,319	1,039,752
Purchase of marketable securities	(854,129)	(689,233)
Sales and redemptions of marketable securities	917,590	679,989
Other, net	(206)	14,804

Net cash used in investing activities	(94,815)	(445,257)
Cash flows from financing activities:
Net (decrease) increase in finance debt	(53,595)	6,090
Dividends	(34,866)	(30,706)
Purchase of common stock for treasury	(30,563)	(56,814)
Issuance of common stock under employee stock plans	12,602	8,330

Net cash used in financing activities	(106,422)	(73,100)
Net increase in cash and cash equivalents	661,093	202,661
Cash and cash equivalents:
At beginning of period	280,928	439,438

At end of period	$942,021	$642,099

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of September 28, 2003 and September 29, 2002, the condensed consolidated statements of income for the three- and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2003 and September 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 — Inventories

The Company costs its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	Sep 28, 2003	Dec 31, 2002	Sep 29, 2002
Components at the lower of cost, first-in,
first-out (FIFO), or market:
Raw material & work-in-process	$87,110	$82,209	$78,286
Motorcycle finished goods	61,621	57,076	56,494
Parts & accessories and general merchandise	79,961	95,888	95,953

	228,692	235,173	230,733
Excess of FIFO over LIFO	17,767	17,017	17,863

Total inventory	$210,925	$218,156	$212,870

Note 3 — Product Warranty

The Company generally provides a standard limited warranty on all new motorcycles sold. The Company’s warranty coverage, which begins when a new motorcycle is sold to a retail customer, includes parts and labor. Prior to 2002 the duration of this warranty was one year for all motorcycles sold. In 2002, the Company’s warranty coverage was extended to two years for new motorcycles sold in Europe to comply with European regulations. Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage to two years in all of its markets. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	Three months ended		Nine months ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002
Balance, beginning of period	$35,593	$23,884	$28,890	$21,608
Warranties issued during the period	7,938	7,716	28,135	22,624
Settlements made during the period	(9,112)	(7,864)	(23,801)	(20,496)
Changes to the liability for pre-existing warranties
during the period	(1,286)	--	(91)	--

Balance, end of period	$33,133	$23,736	$33,133	$23,736

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services). Financial Services consists of the Company’s subsidiary, Harley-Davidson Financial Services, Inc. (HDFS). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002
Net revenue	$1,133,641	$1,135,499	$3,466,204	$3,064,438
Gross profit	403,290	396,850	1,249,540	1,047,215
Operating expenses	161,317	174,635	501,189	468,952

Operating income from Motorcycles	241,973	222,215	748,351	578,263
Financial Services income	74,660	55,669	216,716	157,509
Financial Services expense	28,447	25,990	82,680	78,639

Operating income from Financial Services	46,213	29,679	134,036	78,870
Corporate expenses	3,367	2,420	12,023	9,619

Income from operations	$284,819	$249,474	$870,364	$647,514

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002
Numerator
Net income used in computing
Basic and diluted earnings per share	$190,072	$165,017	$578,498	$429,356

Denominator
Denominator for basic earnings per share - weighted-average
common shares	302,313	302,109	302,280	302,264
Effect of dilutive securities - employee stock options
and nonvested stock	2,267	2,674	2,213	2,934

Denominator for diluted earnings per share - adjusted
weighted-average shares	304,580	304,783	304,493	305,198

Basic earnings per share	$.63	$.55	$1.91	$1.42

Diluted earnings per share	$.62	$.54	$1.90	$1.41

Note 6 — Stock Options

The Company has Stock Option Plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002
Net income, as reported	$190,072	$165,017	$578,498	$429,356
Deduct: Stock-based employee compensation expense
determined under fair value method for all option
awards, net of tax effects	(3,386)	(3,112)	(10,030)	(9,078)

Pro forma net income	$186,686	$161,905	$568,468	$420,278

Earnings per share:
Basic as reported	$.63	$.55	$1.91	$1.42

Basic pro forma	$.62	$.54	$1.88	$1.39

Diluted as reported	$.62	$.54	$1.90	$1.41

Diluted pro forma	$.61	$.53	$1.87	$1.38

Note 7 — Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002
Net income	$190,072	$165,017	$578,498	$429,356
Minimum pension liability adjustment, net of tax	--	--	(46,654)	--
Foreign currency translation adjustments	1,706	(408)	8,896	9,892
Changes in net unrealized
gains and losses, net of tax:
Investment in retained securitization interests	(416)	356	4,032	5,994
Derivative financial instruments	4,340	3,698	4,853	(3,493)
Marketable securities	(1,028)	--	(1,557)	--

Comprehensive income	$194,674	$168,663	$548,068	$441,749

Note 8 - Contingencies

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson(R)motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company's motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company's motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court's February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On June 12, 2003, the Company's petition was granted and the matter is in the process of being reviewed by the Wisconsin Supreme Court. The Company believes that the Court of Appeals reversal was in error, and the Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company's remediation activities at the York facility to be subject to the EPA's corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement. The objectives and procedures for facility lead corrective action under RCRA are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA's corrective action program under a RCRA facility lead agreement.

Although substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.9 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The estimate of the Company's future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010.

Note 9 - Retirement Plans

The Company has several defined benefit pension plans and post-retirement health care benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. The plans described above are referred to collectively as "Retirement Plans."

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

The Company normally evaluates and updates its key valuation assumptions annually in conjunction with its September 30 actuarial measurement date. However, due to the continued decline in interest rates, the Company elected to establish an interim actuarial measurement date as of the beginning of the second fiscal quarter of 2003. Therefore as of March 31, 2003, the Company remeasured its Retirement Plan obligations and costs using a discount rate assumption of 6.5% compared to the previous assumption of 7.25%. The Company's assumptions for expected return on plan assets, future compensation and medical inflation remained unchanged. As a result of the March 31, 2003 actuarial remeasurement, the Company recorded an increase to its long-term Retirement Plan liabilities of approximately $75 million and a decrease to other comprehensive income of approximately $47 million, net of taxes, during the second quarter of 2003. Total expense associated the Company's Retirement Plans was $64.3 million for the nine-month period ended September 28, 2003 and $48.2 million for the nine-month period ended September 29, 2002. The following table sets forth the benefit obligations and fair value of plan assets for the Company's Retirement Plans as of its two most recent measurement dates (in thousands).

	As measured on
	March 31, 2003	Sep 30, 2002
Pension and SERPA Plans:
Projected benefit obligation	$664,974	$567,216
Accumulated benefit obligation	$560,118	$482,451
Fair value of plan assets	$399,239	$309,469
Post-retirement health care benefits:
Accumulated benefit obligation	$213,727	$184,996

Subsequent to the March 31, 2003 measurement date and subsequent to the end of the third quarter of 2003, the Company contributed $180 million, from cash on hand, to its defined benefit pension plans.

Note 10 — Reclassifications

Certain prior year balances on the condensed consolidated statement of cash flows have been reclassified in order to conform to the current year presentation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company, Buell Motorcycle Company and Harley-Davidson Financial Services. Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Motor Company manufactures five families of motorcycles: Touring, Dyna Glide, Softail®, VRSC and Sportster®. Buell Motorcycle Company produces sport motorcycles, including four big-twin XB models and the single-cylinder Buell® Blast®. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Financial Services provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Results of Operations for the Three Months Ended September 28, 2003
Compared to the Three Months Ended September 29, 2002

Overall

Consolidated net revenue for the quarter ended September 28, 2003 totaled $1.13 billion, a $1.9 million or 0.2% decrease compared to the same period last year. Net income for the third quarter of 2003 was $190.1 million compared to $165.0 million in the third quarter of 2002, an increase of 15.2%. Diluted earnings per share for the third quarter of 2003 were $.62 on 304.6 million weighted-average shares outstanding compared to $.54 on 304.8 million weighted-average shares outstanding during the same quarter last year, an increase of 14.8% in earnings per share.

Motorcycle Unit Shipments
For the Three-month Periods Ended
September 28, 2003 and September 29, 2002

	2003	2002	Increase (Decrease)	% Change
Touring motorcycle units	21,071	18,382	2,689	14.6%
Custom motorcycle units*	29,781	31,394	(1,613)	(5.1)
VRSC motorcycle units	3,230	4,724	(1,494)	(31.	6)
Sportster motorcycle units	13,376	12,974	402	3.1

Harley-Davidson(R)motorcycle units	67,458	67,474	(16)	0.0
Buell motorcycle units	2,481	3,173	(692)	(21.	8)

Total motorcycle units	69,939	70,647	(708)	(1.0)%

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide and other custom models.

During the third quarter of 2003, the Company shipped 67,458 Harley-Davidson motorcycle units, compared to 67,474 units during the same period last year. The 2003 third quarter Harley-Davidson unit shipment results were consistent with the Company’s plan to produce and ship 67,500 units. The Company’s 2003 third quarter plan for

Harley-Davidson motorcycle units did not reflect an increase over prior year. This was due to the extra resources required for the start up of its new Softail motorcycle factory in York, Pennsylvania and the introduction of its 2004 model year motorcycles, which included a completely redesigned Sportster family.

Based on the Company’s continued success with its manufacturing strategy and the continued strong demand for Harley-Davidson motorcycles (see discussion of retail data under “Results of Operations for Nine Months”) the Company has increased its annual 2003 wholesale shipment target for Harley-Davidson motorcycles to 291,000 units and has established an annual 2004 wholesale shipment target of 317,000 units.(1) The 2003 annual target of 291,000 Harley-Davidson motorcycle units will result in a 2003 fourth quarter target of approximately 77,000 units.(1) Refer to “Other Matters” for additional information regarding the Company’s fourth quarter outlook.

Net Revenue
For the Three-month Periods Ended
September 28, 2003 and September 29, 2002
(In Millions)

	2003	2002	Increase (Decrease)	% Change
Harley-Davidson(R)motorcycles	$844.3	$832.7	$11.6	1.4%
Buell(R)motorcycles	20.5	19.2	1.3	6.9

Total motorcycles	864.8	851.9	12.9	1.5
Parts & Accessories	207.8	199.3	8.5	4.3
General Merchandise	60.5	83.1	(22.6)	(27.2)
Other	.5	1.2	(0.7)	(48.4)

Net revenue	$1,133.6	$1,135.5	$(1.9)	(0.2)%

Net revenue for the third quarter of 2003 from Harley-Davidson motorcycles was $844.3 million, up $11.6 million or 1.4% over the third quarter of 2002. The increase in Harley-Davidson motorcycle revenue was driven primarily by favorable foreign currency exchange rates during the third quarter of 2003.

New model year wholesale price changes did not have a significant impact on Harley-Davidson motorcycle revenue in the third quarter of 2003 as a result of the extended 100th Anniversary model year. The Company's 2003 model year included wholesale shipments of 100th Anniversary models that began in July 2002 and continued through August 2003. As a result, 75% of the motorcycles shipped during the third quarter of 2003 were 100th Anniversary models carrying the same pricing as models shipped during the third quarter of 2002. Wholesale prices on 2004 model year motorcycles, which began shipping in September 2003, reflect the elimination of 100th Anniversary special edition features resulting in slightly lower wholesales prices.

During the third quarter of 2003 the Company experienced product mix changes both between and within its motorcycle families. The net result of these changes did not have a significant net impact on Harley-Davidson motorcycle net revenue. Product mix changes between the Company's motorcycle families were driven by lower shipments of Custom and VRSC motorcycle units during the third quarter of 2003 compared to the same period last year. Custom motorcycle shipments were lower compared with last year due to the startup effects from the Company's new factory for Softail(R)motorcycles in York, PA. Shipments of VRSCA V-Rod(R)motorcycles, which was the only VRSC model prior to the third quarter of 2003, were lower in the third quarter of 2003 compared with the third quarter of 2002, as the Company prepared for the introduction of the new VRSCB V-Rod motorcycle. The VRSCB V-Rod motorcycle, introduced in the third quarter of 2003, is the second offering of the VRSC family and varies from the VRSCA V-Rod in price, styling and cosmetic features.

In the third quarter of 2003, Buell(R)motorcycle net revenue was up $1.3 million, compared to the same period last year, on 692 fewer unit shipments. Buell shipments in the third quarter of 2003 included a higher percentage of the more expensive XB models when compared to the same period last year. Buell shipments in the third quarter of 2003 consisted of 2,393 XB models and 88 Blast models. Blast motorcycle production during the third quarter of 2003 continued to be impacted by supplier issues. The Company expects these issues will be resolved during the fourth quarter of 2003.(1)

Parts and Accessories (P&A) net revenue for the third quarter of 2003 of $207.8 million was up $8.5 million, or 4.3%, compared to the third quarter of 2002. General Merchandise net revenue, which includes clothing and collectibles, was $60.5 million for the third quarter of 2003, down $22.6 million or 27.2%, compared to the third quarter of 2002. During the third quarter of last year, P&A and General Merchandise benefited significantly from the sale of the Company's 100th Anniversary products. Third quarter 2002 revenue from the sale of 100th Anniversary P&A products was $21.3 million and revenue from the sale of General Merchandise associated with the 100th Anniversary was $25.0 million. Excluding revenue from 100th Anniversary products, third quarter 2003 P&A and General Merchandise revenue increased 15.8% and 3.5%, respectively.

The Company expects that the long-term growth rate for P&A will be slightly higher than the growth rate for Harley-Davidson(R)motorcycle units and that the long-term growth rate for General Merchandise will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Gross Profit

Gross profit in the third quarter of 2003 of $403.3 million was $6.4 million, or 1.6%, higher than gross profit in the same quarter last year. The gross margin was 35.6% in the third quarter of 2003 compared to 34.9% in the third quarter of 2002. The increase in gross margin in the third quarter of 2003 was driven primarily by favorable foreign currency exchange rates, as discussed under "Net Revenue" earlier in this section.

Financial Services
For the Three-month Periods Ended
September 28, 2003 and September 29, 2002
(In Millions)

	2003	2002	Increase (Decrease)	% Change
Interest income	$21.2	$17.5	$3.7	21.0%
Gain on current year securitizations	22.2	17.0	5.2	30.5
Servicing fee income	6.3	5.0	1.3	26.7
Insurance commissions	13.8	9.3	4.5	48.7
Other income	11.1	6.9	4.2	62.1

Financial services income	74.6	55.7	18.9	34.1
Interest expense	4.2	3.7	0.5	13.4
Provision for credit losses	0.7	1.2	(0.5)	(35.8)
Operating expenses	23.5	21.1	2.4	11.2

Financial services expense	28.4	26.0	2.4	9.5

Operating income from financial services	$46.2	$29.7	$16.5	55.7%

In the third quarter of 2003, financial services income was $74.6 million, an increase of $18.9 million over the same period in 2002. Operating income from financial services was $46.2 million, an increase of $16.5 million over the third quarter of 2002. The increase in operating income during the third quarter of 2003 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products as well as a favorable interest rate environment.

During the third quarter of 2003, HDFS sold $475.0 million of retail motorcycle installment loans resulting in a gain of $22.2 million. During the third quarter of 2002, HDFS sold approximately $390.0 million of retail motorcycle installment loans resulting in a gain of $17.0 million. The net gain as a percentage of the amount of loans securitized increased from 4.36% in the third quarter of 2002 to 4.67% in the third quarter of 2003 as HDFS continued to benefit from a low interest rate environment.

Changes in HDFS’ allowance for finance credit losses during the three-month periods ended September 28, 2003 and September 29, 2002 were as follows (in millions):

	2003	2002
Balance, beginning of period	$31.3	$29.9
Provision for finance credit losses	0.7	1.2
Charge-offs	(0.7)	(1.2)

Balance, end of period	$31.3	$29.9

The Company expects HDFS’ 2003 full year operating income to be approximately 55% higher than 2002.(1) Over the longer term, the Company expects the HDFS growth rate to be slightly higher than the Company’s Harley-Davidson® motorcycle unit growth rate.(1)

Operating Expenses
For the Three-month Periods Ended
September 28, 2003 and September 29, 2002
(In Millions)

	2003	2002	Increase (Decrease)	% Change
Motorcycles and Related Products	$161.3	$174.6	$(13.3)	(7.6)%
Corporate	3.4	2.4	1.0	39.1

Total operating expenses	$164.7	$177.0	$(12.3)	(7.0)%

Total operating expenses during the third quarter of 2003 were down $12.3 million or 7.0% compared to the same period last year. Operating expenses as a percent of net revenue were 14.5% and 15.6% for third quarters of 2003 and 2002, respectively. Operating expenses, which include selling, administrative and engineering expenses, were lower in the third quarter of 2003 primarily due to higher expenditures in the same period last year related to the Company’s 100th Anniversary celebration. During the third quarter of 2002, the Company began its fourteen month-long 100th Anniversary celebration. As a result, expenses associated with the celebration were most heavily concentrated in the third quarter of 2002. Comparatively, costs incurred during the third quarter of 2003 for the 100th Anniversary celebration were mostly offset by event proceeds and sponsorships.

Other expense, net

Other net expense was $0.3 million and $2.4 million during the third quarters of 2003 and 2002, respectively.

Interest income, net

Net interest income in the third quarter of 2003 was $5.6 million compared to $4.9 million in the same period last year. The increase in net interest income resulted from higher average balances of cash and marketable securities during the third quarter of 2003 when compared to the same period in 2002. In connection with the Company’s capacity expansion efforts, $1.0 million of interest cost was capitalized during the third quarter of 2003 compared to $.7 million during the third quarter of 2002.

Consolidated income taxes

The Company’s effective income tax rate was 34.5% during the third quarters of 2003 and 2002. The Company expects that 34.5% will continue to be the effective rate through the remainder of 2003. (1)

Results of Operations for the Nine Months Ended September 28, 2003
Compared to the Nine Months Ended September 29, 2002

Overall

Consolidated net revenue for the nine months ended September 28, 2003 totaled $3.47 billion, a $401.8 million or 13.1% increase over the same period last year. Net income for the first three quarters of 2003 was $578.5 million compared to $429.4 million in the first three quarters of 2002, an increase of 34.7%. Diluted earnings per share for the first nine months of 2003 were $1.90 on 304.5 million weighted-average shares outstanding compared to $1.41 on 305.2 million weighted-average shares outstanding during the same period last year, an increase in earnings per share of 34.8%.

Motorcycle Unit Shipments
For the Nine-month Periods Ended
September 28, 2003 and September 29, 2002

	2003	2002	Increase (Decrease)	% Change
Touring motorcycle units	60,471	52,802	7,669	14.5%
Custom motorcycle units*	101,000	93,008	7,992	8.6
VRSC motorcycle units	12,259	13,248	(989)	(7.5)
Sportster(R)motorcycle units	40,361	38,625	1,736	4.5

Harley-Davidson(R)motorcycle units	214,091	197,683	16,408	8.3
Buell(R)motorcycle units	7,364	7,812	(448)	(5.7)

Total motorcycle units	221,455	205,495	15,960	7.8%

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide and other custom models.

Net Revenue
For the Nine-month Periods Ended
September 28, 2003 and September 29, 2002
(In Millions)

	2003	2002	Increase (Decrease)	% Change
Harley-Davidson motorcycles	$2,676.2	$2,340.8	$335.4	14.3%
Buell motorcycles	56.0	45.4	10.6	23.2

Total motorcycles	2,732.2	2,386.2	346.0	14.5
Parts & Accessories	571.8	499.3	72.5	14.5
General Merchandise	160.7	176.7	(16.0)	(9.1)
Other	1.5	2.2	(0.7)	(31.3)

Net revenue	$3,466.2	$3,064.4	$401.8	13.1%

The 13.1% increase in net revenue for the Motorcycles segment during the first three quarters of 2003 was led by a $335.4 million, or 14.3%, increase in Harley-Davidson motorcycle net revenue. Harley-Davidson motorcycle revenue was driven by an 8.3% increase in Harley-Davidson motorcycle unit shipments, but also benefited from wholesale price increases, a favorable product mix, a more profitable geographic mix and favorable foreign currency exchange rates during the first nine months of 2003.

Wholesale price increases for the 100th Anniversary 2003 models provided for higher average selling prices on units sold during the first and second quarters of 2003. Harley-Davidson® motorcycle product mix was favorable in the first and second quarters of 2003 with a higher percentage of shipments consisting of higher priced motorcycle models, both within and between the Company’s motorcycle families. Geographic mix had a favorable impact on revenue during the first three quarters of 2003 with approximately 81.1% of the Harley-Davidson unit shipments being shipped to U.S. dealers, compared to 80.2% in the first three quarters of 2002. Shipments to U.S. dealers generally have a higher average selling price per unit than shipments to international distributors. Finally, foreign currency exchange rates had a favorable effect on international revenue primarily as a result of stronger foreign currencies in Europe and Japan, when compared to the first three quarters of 2002.

Retail sales of the Company’s Harley-Davidson motorcycles in the United States were up 12.9% for the first nine months of 2003, when compared to the same period last year. Through September 2003, retail sales of the Company’s Harley-Davidson motorcycles in Europe and Japan were up 9.5% and 12.6%, respectively, when compared with the same period in 2002. During 2003, the growth in retail sales of the Company’s Harley-Davidson motorcycles has outpaced the heavyweight motorcycle industry in the U.S., Europe and Japan as indicated in the following table.

Motorcycle Retail Registrations (Units)
Year-to-date Heavyweight (651+ cc)

	2003	2002	% Change
United States (a)
Harley-Davidson models only (though September)	187,392	165,968	12.9%
Industry (through September)	392,755	372,066	5.6%
Europe (b)
Harley-Davidson models only (through September)	22,228	20,302	9.5%
Industry (through August)	246,130	258,044	(4.6)%
Japan (c)
Harley-Davidson models only (through September)	8,420	7,477	12.6%
Industry (through August)	32,511	34,637	(6.1)%

(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe Harley-Davidson data is based on Company data and includes retail sales in all European countries. Europe industry data, provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland and United Kingdom.
(c)	Japan Harley-Davidson data is based on Company data. Japan industry data is derived from industry sources.

During the first nine months of 2003, net revenue from P&A totaled $571.8 million, a 14.5% increase over the first nine months of 2002. Total P&A revenue for the first nine months of 2003 included $32.1 million from sales of 100th Anniversary P&A products compared to $21.3 million during the same period last year.

General Merchandise revenue during the first nine months of 2003 was $160.7 million, down 9.1% from the same period last year. Revenue from 100th Anniversary General Merchandise products accounted for $9.3 million of total General Merchandise revenue during the first nine months of 2003 compared to $39.7 million during the same period last year.

Gross Profit

Gross profit for the first nine months of 2003 totaled $1.25 billion, an increase of $202.3 million or 19.3% over the same period in 2002. The gross margin was 36.0% in the first nine months of 2003, up from 34.2% for the first nine months of 2002. The increase in gross margin in 2003 was driven by higher revenue associated with wholesale price increases, favorable motorcycle product mix, a more profitable geographic mix and favorable foreign currency exchange rates.

Financial Services
For the Nine-month Periods Ended
September 28, 2003 and September 29, 2002
(In Millions)

	2003	2002	Increase (Decrease)	% Change
Interest income	$64.9	$55.2	$9.7	17.5%
Gain on current year securitizations	70.8	43.4	27.4	63.1
Servicing fee income	17.5	13.5	4.0	29.3
Insurance commissions	36.2	27.7	8.5	30.6
Other income	27.3	17.7	9.6	55.1

Financial services income	216.7	157.5	59.2	37.6
Interest expense	13.2	11.0	2.2	19.5
Provision for credit losses	2.7	4.4	(1.7)	(38.0)
Operating expenses	66.8	63.2	3.6	5.6

Financial services expense	82.7	78.6	4.1	5.1

Operating income from financial services	$134.0	$78.9	$55.1	69.9%

In the first nine months of 2003, financial services income was $216.7 million, an increase of $59.2 million over the same period in 2002. Operating income from financial services was $134.0 million, an increase of $55.1 million over the first nine months of 2002. The increase in operating income during the first nine months of 2003 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products as well as a favorable interest rate environment.

During the first nine months of 2003, HDFS sold $1.4 billion of retail motorcycle installment loans resulting in a gain of $70.8 million. During the first nine months of 2002, HDFS sold $1.1 billion of retail motorcycle installment loans resulting in a gain of $43.4 million. The net gain as a percentage of the amount of loans securitized increased from 4.06% in the nine month period ended September 29, 2002 to 4.88% in the nine month period ended September 28, 2003 as HDFS continued to benefit from a low interest rate environment.

Changes in HDFS’ allowance for finance credit losses during the nine-month periods ended September 28, 2003 and September 29, 2002 were as follows (in millions):

	2003	2002
Balance, beginning of period	$31.0	$28.7
Provision for finance credit losses	2.7	4.4
Charge-offs	(2.4)	(3.2)

Balance, end of period	$31.3	$29.9

Annualized credit losses on a managed portfolio basis increased slightly in the first nine months of the year from 0.68% in 2002 to 0.73% in 2003.

Operating Expenses
For the Nine-month Periods Ended
September 28, 2003 and September 29, 2002
(In Millions)

	2003	2002	Increase (Decrease)	% Change
Motorcycles and Related Products	$501.2	$469.0	$32.2	6.9%
Corporate	12.0	9.6	2.4	25.0

Total operating expenses	$513.2	$478.6	$34.6	7.2%

Total operating expenses during the first nine months of 2003 increased $34.6 million or 7.2% compared to the same period last year. Operating expenses as a percent of net revenue were 14.8% and 15.6% for the first three quarters of 2003 and 2002, respectively. The overall increase in operating expenses was driven primarily by the Company’s ongoing investment in various initiatives designed to support its current and future growth objectives. This increase was partially offset by lower expenditures during the first nine month of 2003 related to the Company’s 100th Anniversary celebration, when compared to expenditures for the celebration in the same period last year.

Other expense, net

Other net expense was $5.2 million and $3.6 million during the first nine months of 2003 and 2002, respectively. Other net expense in 2003 included a $4.0 million charitable contribution to the Harley-Davidson Foundation, Inc.

Interest income, net

Net interest income in the first three quarters of 2003 was $18.0 million compared to $11.6 million in the same period last year. The increase in net interest income resulted from higher average balances of cash and marketable securities during the first nine months of 2003 when compared to the same period in 2002. In connection with the Company’s capacity expansion efforts, $3.3 million of interest cost was capitalized during the first nine months of 2003 compared to $1.7 million during the first nine months of 2002.

Consolidated income taxes

The Company’s effective income tax rate was 34.5% during the first nine months of 2003 and 2002.

Other Matters

2003 Fourth Quarter Outlook

The Company expects that revenue and earnings in the fourth quarter of 2003 will be higher than revenue and earnings in the same period last year.(1) The Company’s 2003 fourth quarter shipment target of approximately 77,000 Harley-Davidson® units is 16.7% higher than shipments in the fourth quarter of 2002. (1) The Company expects that this anticipated volume increase will drive favorable revenue growth during the fourth quarter 2003.(1) The Company also expects that 2003 fourth quarter earnings will be approximately 15% higher than in the fourth quarter of 2002. (1) The Company expects to achieve these results in the fourth quarter of 2003 despite the elimination of 100th Anniversary pricing on 2003 model year motorcycles and 100th Anniversary P&A and General Merchandise products, changes in product mix, 2004 model year changeover costs and costs associated with the ramp up of the new plant in York, Pennsylvania.(1)

The fourth quarter of 2003 will not include benefits associated with 100th Anniversary motorcycle pricing and products. Overall, wholesale prices on 2004 model year motorcycles decreased by less than 1% when compared to 2003 model year prices. This price decrease reflects the elimination of 100th Anniversary special edition features. Furthermore, the additional revenue and margin benefit experienced from the sale of 100th Anniversary P&A and General Merchandise will not occur in the fourth quarter of 2003 as sales of these products are complete.

Harley-Davidson motorcycle shipments are expected to include a higher percentage of Sportsters® in the fourth quarter of 2003 when compared to the same quarter last year. (1) The Company’s 2004 model year introduction included a completely redesigned Sportster line of motorcycles, and as result, the Company expects that Sportsters will become a larger part of the product mix for the foreseeable future. (1) Sportsters generally have lower prices and gross margins than the Company’s other motorcycles and are an important part of the Company’s strategy to attract new customers to the Harley-Davidson family.

The fourth quarter of 2003 will include costs related to the 2004 model year changeover and costs associated with the startup of the new plant in York, Pennsylvania. (1) Typically new model year changeover costs are incurred throughout the third quarter; however, as result of the fourteen-month 100th Anniversary model year, the 2004 model year introduction was two months later than normal. Therefore, many of the 2004 model year changeover costs will now be incurred in the fourth quarter of 2003. The fourth quarter of 2003 will also include startup costs associated with the continued ramp up of the new Softail motorcycle factory in York, Pennsylvania.

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

The Company’s policy is to comply with all applicable environmental laws and regulations, and the Company has a compliance program in place to monitor and report on environmental issues. In 1995, the Company entered into an agreement with the U.S. Navy regarding soil and groundwater remediation at the Company’s manufacturing facility in York, Pennsylvania and is conducting investigation and remediation activities at the York facility. The York facility was formerly used by the Navy. The agreement with the Navy provides for the Navy and the Company to contribute to a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act and offered the Company the option of addressing corrective action under a facility lead agreement. The Company currently estimates that its share of future Response Costs at the York facility will be $7.9 million related to all remediation efforts at the York facility.(1) The Company has established reserves for this amount. The Company’s estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010. See Note 8 to the condensed consolidated financial statements for additional information.

Recurring costs associated with managing hazardous substances and pollution as part of on-going operations have not been material. The Company regularly invests in equipment to support and improve its various manufacturing processes. While the Company considers environmental matters in capital expenditure decisions, and while some capital expenditures also act to improve environmental compliance, only a small portion of the Company’s annual capital expenditures relates to equipment that has the sole purpose of meeting environmental compliance obligations.

Liquidity and Capital Resources as of September 28, 2003

Operating Activities

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities, collections of retained securitization interests, pension plan contributions, the tax benefit of stock option exercises and changes in current assets and liabilities.

The Company generated $862.3 million of cash from operating activities during the first nine months of 2003 compared to $721.0 million in the first nine months of 2002. The largest component of cash from operating activities is net income adjusted for depreciation, which was approximately $724.6 million in the first nine months of 2003 compared to $561.0 million in the first nine months of 2002.

Cash provided by operating activities is also impacted by changes in current assets and liabilities. Changes in these balances increased operating cash flows by approximately $60.1 million and $140.5 million during the first three quarters of 2003 and 2002, respectively. Changes in current assets and liabilities during the first nine months of 2003 and 2002 consisted of the following (in millions):

	Nine months ended
	Sep 28, 2003	Sep 29, 2002
Accounts receivable, net	$(10.5)	$6.8
Inventories	7.2	(31.8)
Finance receivables - accrued interest and other	(48.7)	(26.8)
Accounts payable/Accrued expenses	98.5	203.4
Other	13.6	(11.1)

	$60.1	$140.5

The $60.1 million increase in operating cash flow which resulted from changes in current assets and liabilities, during the first nine months of 2003, was driven by higher accrued expenses resulting primarily from the increase in accrued income taxes during that period. The positive cash flow impact of higher accrued expenses was partially offset by the negative cash flow impact related to an increase in finance receivables — accrued interest and other, during the first nine months of 2003. The current asset balance for finance receivables — accrued interest and other increased in connection with the increase in finance receivable loan balances.

Subsequent to the end of the third quarter, the Company contributed $180 million, from cash on hand, to its defined benefit pension plans. This contribution was made for the direct purpose of improving the funded status of the Company’s pension plans and was in excess of the minimum required amounts for the plans. This transaction will be reflected in the Company’s financial statements for its fourth quarter ended December 31, 2003.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities. Net cash used in investing activities was $94.8 million and $445.3 million during the first nine months of 2003 and 2002, respectively.

Capital expenditures were $124.4 million and $182.7 million during the first three quarters of 2003 and 2002, respectively. During the first nine months of 2003, the Company completed capacity expansion efforts at two of the Company’s existing locations. These efforts included a 350,000 square foot factory in York, Pennsylvania and a 165,000 square foot addition to the Company’s Product Development Center in Wauwatosa, Wisconsin. The Company estimates that total capital expenditures required in 2003 will be approximately $250 million and that capital expenditures in 2004 will be in the range of $270 to $300 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2003 and 2004 with internally generated funds.(1)

During the first nine months of 2003 and 2002, Financial Services received proceeds from securitizations of $1.43 billion and $1.04 billion, respectively. Finance receivables acquired or originated net of collections resulted in a $1.46 billion use of cash during the first nine months of 2003 compared to $1.31 billion use of cash during the same period in 2002.

Financing Activities

The Company’s financing activities consist primarily of finance debt activity, stock transactions and dividend payments. Net cash used in financing activities during the first nine months of 2003 and 2002 was $106.4 million and $73.1 million, respectively.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under revolving credit facilities, senior subordinated debt and borrowings from the Company. HDFS’ outstanding debt consisted of the following (in millions):

	Sep 28, 2003	Sep 29, 2002

Commercial paper	$565.6	$456.7
Domestic revolving credit facilities	83.8	52.8
European revolving credit facility	38.3	63.6
Senior subordinated debt	30.0	30.0

Total finance debt	$717.7	$603.1

Subject to limitations, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities noted below. As a result, the combined total of commercial paper and borrowings under the Domestic Credit Facilities was limited to $750 million as of September 28, 2003.

HDFS has agreements with financial institutions providing bank credit facilities totaling $750 million (Domestic Credit Facilities). The Domestic Credit Facilities consist of a $350 million revolving term facility due in 2005 and a $400 million 364-day revolving credit facility due September 2004. The $400 million 364-day revolving credit facility was renewed during September 2003.

The primary uses of the Domestic Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS' business operations.

During July 2002, HDFS entered into a $200 million European revolving credit facility due July 2005. The primary purpose of the facility is to fund HDFS' European business operations.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of September 28, 2003 and September 29, 2002, HDFS had no outstanding borrowings owed to the Company under this agreement.

In addition, HDFS has $30 million of ten-year senior subordinated notes outstanding, expiring in 2007.

In connection with debt agreements, HDFS has various operating and financial covenants which remain in compliance at September 28, 2003. The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with certain financial support in order to maintain certain financial covenants. Support may be provided at the Company's option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company's ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been required of the Company to support HDFS' requirement to maintain certain financial covenants.

The Company expects future activities of HDFS will be financed from funds internally generated by HDFS, sale of loans through securitization programs, issuance of commercial paper and unsecured notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

The Company has authorization from its Board of Directors to repurchase up to 9,400,000 shares of the Company's outstanding common stock. In addition, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company's outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (i) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (ii) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 750,000 shares and 1,089,000 shares of its common stock during the first nine months of 2003 and 2002, respectively, under the latter authorization.

The Company's Board of Directors declared three cash dividends during the first nine months of 2003 totaling $.115 per share. This includes a $.04 per share cash dividend declared on August 5, 2003 and payable September 30, 2003 to shareholders of record on September 17, 2003.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "plans" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson(R)motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002 the Company's motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company's motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court's February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On June 12, 2003, the Company's petition was granted and the matter is in the process of being reviewed by the Wisconsin Supreme Court. The Company believes that the Court of Appeals reversal was in error, and the Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company's remediation activities at the York facility to be subject to the EPA's corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement. The objectives and procedures for facility lead corrective action under RCRA are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA's corrective action program under a RCRA facility lead agreement.

Although substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.9 million. The Company has established reserves for this amount which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The Company's estimate of future Response Costs it will incur is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1 31.2 32.1
Chief Executive Officer Certification pursuant to Rule 13a-14(a)

Chief Financial Officer Certification pursuant to Rule 13a-14(a)

Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18
U.S.C. s.1350
(b)	Reports on Form 8-K

On July 18, 2003, the Company filed a Current Report on Form 8-K furnishing Under Item 12 the Company's press release dated July 16, 2003, announcing the Company's second quarter financial results for the period ended June 29, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: 11/11/03	by: /s/ James L. Ziemer
James L. Ziemer Vice President and Chief Financial Officer (Principal Financial Officer)
Date: 11/11/03	by: /s/ James M. Brostowitz
James M. Brostowitz Vice President and Treasurer (Principal Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit Number
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. s.1350