Form 10-K
period 2003-12-31
HARLEY DAVIDSON INC
filed 2004-03-12
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐.

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2003:
$11,965,851,735
Number of shares of the registrant’s common stock outstanding at March 4, 2004:
294,431,681 shares.

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 25, 2004.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2003

Part I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or  “estimates” or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including the Risk Factors discussed on page 41 of this report.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company) and the group of companies doing business as Buell Motorcycle Company (BMC), all of which are subsidiaries of H-D Michigan, Inc. and the Company.  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories, clothing and collectibles. The Company, which is the only major American motorcycle manufacturer, has held the largest share of the United States heavyweight (651+cc) motorcycle market since 1986 and ended 2003 with a domestic market share of 49.5% (Harley-Davidson models only) (Data provided by the Motorcycle Industry Council).

The Financial Services (Financial Services) segment consists of the Company’s subsidiary, Harley-Davidson Financial Services, Inc. and its subsidiaries (HDFS).  HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail loans, primarily for the purchase of motorcycles.  Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. Prior to the sale of the Harley-Davidson Chrome Visa ® Card business in March 2000, HDFS was engaged in the business of financing and servicing revolving charge receivables. HDFS conducts business in the United States, Canada and Europe.

See Note 11, “Business segments and foreign operations,” to the 2003 consolidated financial statements for financial information on the Company’s business segments.

Motorcycles and Related Products

Motorcycles. The primary business of the Motorcycles segment is to design, manufacture and sell premium motorcycles for the heavyweight market.  The Company is best known for its Harley-Davidson® motorcycle products, but also offers a line of motorcycles and related products under the Buell brand name.  The Company’s worldwide motorcycle sales generated 80.0%, 78.9% and 80.0% of the total net revenue in the Motorcycles segment during 2003, 2002 and 2001, respectively.

The majority of the Company’s Harley-Davidson-branded motorcycle products emphasize traditional styling, design simplicity, durability, ease of service and evolutionary change.  In 2001, the Company expanded its traditional approach to styling, with the introduction of the V-Rod™ motorcycle, the first member of a new family of Harley-Davidson motorcycles - the VRSC family.  The VRSC family of motorcycles was inspired by Harley-Davidson’s racing heritage and combines the characteristics of a performance motorcycle with the styling of a custom motorcycle. The Company currently manufactures and sells 25 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from approximately $6,495 to $28,595.

The Motor Company manufactures five families of motorcycles: Sportster®, Dyna Glide, Softail®, Touring and VRSC.  These motorcycles are powered by one of four air-cooled, twin-cylinder engines with a 45-degree “V” configuration, or in the case of the VRSC family, a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. The Motor Company’s Harley-Davidson engines range in size from 883cc’s to 1650cc’s.

Studies by the Company indicate that the average U.S. Harley-Davidson motorcycle purchaser is a married male in his mid-forties (over two-thirds of purchasers are between the ages of 35 and 54), with a household income of approximately $79,500. These customers generally purchase a motorcycle for recreational purposes rather than to provide transportation. Over two-thirds of the Company’s U.S. sales of Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school, and 31% of the buyers have college degrees.  Approximately 9% of the Company’s Harley-Davidson U.S. retail motorcycle sales are to female buyers.

The Company’s Buell® motorcycle products emphasize innovative design, responsive handling and overall performance.  During 2003, the Company expanded its Buell motorcycle line up with the introduction of two new motorcycles, the Firebolt™ XB12R and the Lightning® XB12S.  These new motorcycles, along with the two existing XB9 models, and the Blast® complete the current Buell motorcycle family.  The Buell XB motorcycles focus on superior handling and are powered by either a 984cc (XB9) or a 1203cc (XB12) air-cooled, twin-cylinder engine with a 45-degree “V” configuration.  The Buell Blast is considerably smaller, lighter and less expensive than the Buell XB models and is powered by a 492cc single-cylinder engine.  The Buell XB motorcycle models have domestic manufacturer’s suggested retail prices of $9,195 to $10,995. The Blast, which competes in the standard market segment, has a domestic manufacturer’s suggested retail price of $4,595.

Company studies indicate that the average U.S. purchaser of a Buell XB motorcycle is a male at the age of 38 with a household income of approximately $79,100.  Approximately 9% of all Buell XB U.S. retail motorcycle sales are to females. The Company’s studies indicate that 58% of Buell Blast purchasers have never owned a motorcycle before and in excess of 97% of them had never owned a Buell motorcycle before.  The average age of Blast purchasers is 37, with over one-half of them being female.

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

In the U.S., suggested retail prices for the Company’s Harley-Davidson motorcycles range from being competitive to 50% higher than comparable motorcycles available in the market.  Although there are some differences in accessories between the Company’s top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable.  The prices for the high-end of the Company’s Harley-Davidson custom product line range from being competitive to 50% more than its competitors’ custom motorcycles.  The high-end of the custom portion of the Harley-Davidson product line represents the Company’s highest unit volumes and continues to command a premium price because of the features, styling and high resale value associated with Harley-Davidson custom products.  The Company’s smallest displacement custom motorcycle (the 883cc Sportster®) is price competitive with comparable motorcycles available in the market. The Company expects to see sales of its 883cc Sportster model partially translated into sales of its higher-priced models.  The Company’s surveys of retail purchasers in the U.S. indicate that 41% of the purchasers of its Sportster model either have previously owned competitive-brand motorcycles, are completely new to the sport of motorcycling or have not participated in the sport for at least five years.

Since 1988, the Company’s research has consistently shown that U.S. purchasers of Harley-Davidson motorcycles have a repurchase intent at or in excess of 90%.

Parts & Accessories. The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories).  Worldwide P&A net revenue comprised 15.4%, 15.4% and 15.1% of net revenue in the Motorcycles segment in 2003, 2002 and 2001, respectively.

General Merchandise. Worldwide General Merchandise net revenue, which includes MotorClothesTM apparel and collectibles, comprised 4.6%, 5.7% and 4.9% of net revenue in the Motorcycles segment in 2003, 2002 and 2001, respectively.

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

The Company’s licensing activity provides a valuable source of advertising and goodwill.  Licensing also has proven to be an effective means for enhancing the Company’s image with consumers.  It also provides an important tool for policing the unauthorized use of the Company’s trademarks, thereby protecting the Harley-Davidson brand and its use.  Royalty revenues from licensing, included in Motorcycles segment net revenue, were approximately $38 million, $36 million and $32 million during 2003, 2002 and 2001, respectively.  While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

Patents and Trademarks.  The Company owns certain patents that relate to its motorcycles and related products and processes for their production. The Company has increased its efforts to patent its technology and certain motorcycle related designs and to enforce those patents. The Company sees such actions as important as it moves forward with new products, designs and technologies.

Trademarks are important to the Company’s motorcycle business and licensing activities.  The Company has a vigorous global program of trademark registration and enforcement to strengthen the value of the trademarks associated with its products and services, prevent the unauthorized use of those trademarks and enhance its image and customer goodwill. The Company believes the HARLEY-DAVIDSON trademark and the Company’s Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo. The Company is making efforts to improve the awareness of the Buell trademarks as the Buell business expands. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered both in the United States and abroad. The following are among the trademarks of H-D Michigan, Inc.:  Harley-Davidson, H-D, Harley, the Bar & Shield Logo, MotorClothes, the MotorClothes Logo, Rider’s Edge, Harley Owners Group, H.O.G., the H.O.G. Logo, Softail, Sportster, V-Rod, Buell, the Pegasus Logo and BRAG.  The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910.  The BUELL trademark has been used since 1984.

Marketing.  The Company’s marketing efforts consist mainly of dealer promotions, customer events and advertising through television, print and direct mailings.  Many of the Company’s marketing efforts are accomplished through a cooperative program with its independent dealers. The Company also sponsors racing activities and special promotional events and participates in most major motorcycle consumer shows and rallies.

During 2003, the Company completed its 14 month-long 100th Anniversary celebration, the Company’s most significant customer event to date.  This unprecedented celebration began with The Open Road Tour, which included festivals in five cities across North America and four international locations throughout the world.  The celebration culminated in August at a four-day event located in Milwaukee, Wisconsin.  The Company estimates that more than one million people participated in its 100th Anniversary events.  Additionally, the Company estimates that through its media relations effort, the 100th Anniversary celebration was further extended through 2.6 billion media impressions.

On an ongoing basis, the Company promotes its products and lifestyle through the Harley Owners Group®, or H.O.G.® H.O.G. has approximately 840,000 members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization.  The Company formed the Harley Owners Group in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.  More recently, the Company formed the Buell Riders Adventure Group, or “BRAG®” which has approximately 10,000 members.  These groups sponsor many motorcycle events, including local and national rallies and rides, throughout the U.S. and abroad for Harley-Davidson and Buell motorcycle enthusiasts.

The Company website (www.harley-davidson.com) is also utilized to market its products and services and features an online catalog which allows customers to create and share product wish lists, utilize a dealer locator and place catalog orders.  Internet catalog orders are fulfilled by the participating authorized Harley-Davidson dealer that is selected by the customer. Those same dealers handle any after-sale services that customers may require.

International Sales.  International revenue was approximately $816 million, $675 million and $597 million, accounting for approximately 18%, 17% and 18% of net revenue of the Motorcycles segment, during 2003, 2002, and 2001, respectively.  The Company ended 2003 with a 8.1% share of the European heavyweight (651+cc) market and a 25.8% share of the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market (Harley-Davidson models only).  See Note 11 to the consolidated financial statements for additional information regarding foreign operatons.

Distribution-United States. The Company’s basic channel of distribution in the United States for its motorcycles and related products consists of approximately 648 independently-owned full-service Harley-Davidson dealerships to whom the Company sells directly.  This includes 439 combined Harley-Davidson® and Buell® dealerships.  There are no Buell-only dealerships.  With respect to sales of new motorcycles, approximately 81% of the U.S. dealerships sell the Company’s motorcycles exclusively.  All dealerships stock and sell the Company’s genuine replacement parts, accessories, and MotorClothes™ apparel and collectibles, and perform service for the Company’s motorcycles.  The Company also sells a smaller portion of its parts and accessories and general merchandise through “non-traditional” retail outlets.  The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs).  SRLs, also known as Harley Shops, are satellites of the main dealership and are developed to meet the service needs of the Company’s riding customers.  Harley Shops also provide replacement parts and accessories and MotorClothes apparel and collectibles and are authorized to sell new motorcycles.  AROs are located primarily in high traffic areas such as malls, airports or popular vacation destinations and focus on selling the Company’s MotorClothes apparel and collectibles and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks.  AROs and SROs are not authorized to sell new motorcycles.  There are approximately 85 SRLs, 55 AROs, and 10 SROs located in the United States.

Distribution-Europe.  The Company’s European management team is based out of a subsidiary located in the United Kingdom and is responsible for all sales, marketing and distribution activities in the European region (Europe/Middle East/Africa).  The United Kingdom operation is further supported by six subsidiaries in France, Germany, Italy, the Netherlands, Spain, Switzerland and eight independent distributors throughout the region. In the European region, there are approximately 383 independent Harley-Davidson dealerships serving 32 country markets.  This includes 247 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 10 dealerships that do not sell Harley-Davidson motorcycles.  In addition, the Company’s dealer network includes 31 ARO’s across the 32 European country markets.

Distribution-Asia/Pacific.  The Asia/Pacific region is currently served by 221 independent dealers serving nine country markets.  Of these dealers, 90 sell both Harley-Davidson and Buell products, while three are Buell-only dealerships.  Japan, which is the largest market in this region, is managed directly from the Company’s subsidiary in Tokyo.  Operations of this subsidiary include sales, marketing and distribution of product to the country’s network of 159 independent dealers.  Independent distributors manage distribution for the region’s second largest market, Australia/New Zealand, with 53 dealerships currently in operation.  Of these, 24 sell both Harley-Davidson and Buell products.  The Company ships product directly from its it U.S. operations to the remaining Asia/Pacific dealerships which are located in East and Southeast Asia.

Distribution-Latin America.  In Latin America, 15 country markets are served by 30 dealerships and six ARO’s/SRO’s.  Mexico is currently the largest Harley-Davidson market in Latin America.  Mexico’s 10 independent dealers are served by an independent distributor who distributes product through a warehouse in Laredo, Texas.  In Brazil, the region’s second largest market, motorcycles and related products are distributed by an independent distributor.  Some of models sold in Brazil are assembled locally at the Company’s subsidiary in Manaus.  The remaining dealerships in Latin America receive product that is shipped directly from the Company’s U.S. operation.

Distribution-Canada.  In Canada, there are approximately 75 independent Harley-Davidson® dealerships, one independent stand-alone Buell® dealership, and 6 AROs, all served by a single independent distributor, Fred Deeley Imports Ltd. This network includes 42 combined Harley-Davidson and Buell dealerships resulting in a total of 43 Buell dealerships in Canada.

Seasonality.  In general, the Motor Company has not experienced significant seasonal fluctuations in its wholesale sales.  This has been primarily the result of a strong demand for the Company’s Harley-Davidson motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers.  Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.   For further discussion of seasonal fluctuations in retail sales, see “Seasonality” under the Financial Services business summary on page 14.

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

Competition.  The heavyweight (651+cc) motorcycle market is highly competitive.  The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company.  They also have larger worldwide revenue and are more diversified than the Company.  In addition to these larger, established competitors, the Company has competitors headquartered in the U.S.  The U.S. competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.  These competitors currently have production and sales volumes that are lower than the Company’s and do not hold a significant market share.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties.  The Company emphasizes quality, reliability and styling in its products and offers a 2 year warranty for its motorcycles.  The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies, H.O.G.® and its financing through HDFS as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company’s competitors.

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market. These segments accounted for 82%, 80% and 79% of total heavyweight retail unit sales in the U.S. during 2003, 2002 and 2001, respectively.  The custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company.  During 2003, the heavyweight segment (including standard, performance, touring and custom motorcycles) represented approximately one-half of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 16 years, the Company has led the industry in domestic (United States) retail unit sales of heavyweight motorcycles.  The Company’s share of the heavyweight market was 50.3% in 2003 compared to 48.2% in 2002. This share is significantly greater than the Company’s largest competitor in the domestic market which ended 2003 with an 18.4% market share.

The following chart includes U.S. retail registration data for the Company and its major competitors for the years 1999 through 2003.

Market share of U.S. Heavyweight Motorcycles (1)

(Engine Displacement of 651+cc)

	Year Ended December 31,
	2003	2002	2001	2000	1999
New U.S. Registrations (thousands of units):
Total market new registrations	461.2	442.3	394.3	340.0	275.6

Harley-Davidson new registrations	228.4	209.3	177.4	155.1	134.5
Buell new registrations	3.5	2.9	2.6	4.2	3.9
Total Company new registrations	231.9	212.2	180.0	159.3	138.4

Percentage Market Share:
Harley-Davidson® motorcycles	49.5%	47.5%	45.0%	45.6%	48.8%
Buell® motorcycles	0.8	0.7	0.7	1.2	1.4
Total Company	50.3	48.2	45.7	46.8	50.2

Honda	18.4	19.8	20.5	18.5	16.4
Suzuki	9.8	9.6	10.8	9.3	9.4
Kawasaki	6.7	6.9	8.0	9.0	10.3
Yamaha	8.5	8.9	7.9	8.4	7.0
Other	6.3	6.6	7.1	8.0	6.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)          Motorcycle registration and market share information has been derived from data published by the Motorcycle Industry Council (MIC).

The Company faces unique competitive challenges in the international markets.  The European heavyweight motorcycle market (as defined below) is roughly two-thirds of the size of the U.S. market; but unlike the domestic market, it is comprised of the unique tastes of many individual countries that together represent the total European market.  In addition, 81% of the European heavyweight (651+cc) motorcycle market is comprised of the standard and performance segments.  The Company’s traditional Harley-Davidson products are designed to compete in the custom and touring segments.  However, the Company continues to expand its product offerings to include new motorcycles like the VRSC, which can compete in both the custom and performance segments, and the Buell XB, a motorcycle specifically designed to compete in the performance segment.

On a worldwide basis, the Company measures its market share using the heavyweight classification.  Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

Worldwide Heavyweight Motorcycle Registration Data

(Engine Displacement of 651+cc)

(Units in thousands)

	2003		2002		2001
	Units	% Share	Units	% Share	Units	% Share
North America(1)
Harley-Davidson new registrations	238.3	48.1%	220.1	46.4%	185.6	43.9%
Buell new registrations	3.7	0.8	3.0	.6	2.7	.6
Company registrations	242.0	48.9%	223.1	47.0%	188.3	44.5%
Market new registrations	495.5		475.0		422.8

Europe(2)
Harley-Davidson new registrations	26.3	8.1%	23.5	7.1%	22.8	7.1%
Buell new registrations	4.0	1.2	1.9	0.6	2.3	0.7
Company registrations	30.3	9.3%	25.5	7.7%	25.1	7.8%
Market new registrations	323.1		331.8		319.9

Japan/Australia(3)
Harley-Davidson new registrations	15.2	25.8%	13.6	21.3%	12.7	20.4%
Buell new registrations	1.0	1.7	.7	1.2	.7	1.2
Company registrations	16.2	27.5%	14.3	22.5%	13.4	21.6%
Market new registrations	58.9		63.9		62.1

Total(4)
Harley-Davidson new registrations	279.8	31.9%	257.2	29.6%	221.1	27.5%
Buell new registrations	8.7	1.0	5.6	0.7	5.7	0.7
Company registrations	288.5	32.9%	262.8	30.3%	226.8	28.2%
Market new registrations	877.5		870.7		804.8

(1)                      Includes the United States and Canada.  Data provided by the Motorcycle Industry Council (MIC).

(2)                      Europe data, provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland, United Kingdom, Denmark, Finland, Greece, Norway, Portugal and Sweden.

(3)                      Data provided by ERG, International and industry sources.

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

The Company believes the worldwide heavyweight (651+cc) market will continue to grow and plans to continue to increase its Harley-Davidson motorcycle production capacity to have the capability to sustain growth in unit shipments. During 2003, the Company continued work on its capacity expansion efforts at several of the Company’s existing facilities.  These efforts resulted in a new 350,000 square foot Softail® factory at the Company’s York, Pennsylvania location and a 165,000 square foot addition to the Company’s Product Development Center in Wauwatosa, Wisconsin.

Raw Material and Purchased Components.  The Company continues to proceed aggressively to establish long-term, mutually beneficial relationships with its suppliers.  Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives and gains commitment from suppliers to advance Company interests efficiently and effectively.  This strategy is resulting in improved product technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.  The Company engaged in a significant initiative with all suppliers during the latter half of 2003 to explore ways to continuously reduce component and material cost.  The Company anticipates that its focus on collaboration and strong supplier relationships will be beneficial to achieving cost improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments.  Given current economic conditions in the metal markets, the Company is closely monitoring supply, availability and pricing for both its suppliers and in-house operations.  However at this time the Company does not anticipate any significant difficulties in obtaining raw materials or components.

Research and Development.  The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment.  The Company’s 397,000 square foot Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team.  The Company also operates a 43,000 square foot Buell research and development facility.  The Company incurred research and development expenses of $150.3 million, $139.7 million and $129.5 million during 2003, 2002 and 2001, respectively.

Regulation. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company.  The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards.  Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company’s motorcycle products have been certified to comply fully with all such applicable standards. CARB’s motorcycle emissions standards will become more stringent in model year 2008.  The EPA has finalized new tail pipe emission standards for 2006 and 2010, respectively.  The EPA standards are harmonized with the California emissions standards, and Harley-Davidson expects its motorcycle products will comply with the new requirements when they go into effect. Additionally, the European Union, Japan and certain emerging markets are considering making motorcycle emissions and noise standards more stringent, which in the European Union are already more stringent than those of the EPA.  Consequently, the Company will continue to incur some level of research and development and production costs related to motorcycle emissions and noise for the foreseeable future. The Company does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings or competitive position.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA).  The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.  The Company has from time to time initiated certain voluntary recalls.  During the last three years, the Company has initiated 14 voluntary recalls at a total cost of $3.8 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees.  As of December 31, 2003, the Motorcycles segment had approximately 8,800 employees.  Unionized employees at the motorcycle manufacturing and distribution facilities in Wauwatosa, Menomonee Falls, Franklin and Tomahawk, Wisconsin and Kansas City, Missouri are represented by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM).  Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM.  The collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2008, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on August 1, 2007, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2007.

Internet Access. The Company’s Internet address is www.harley-davidson.com.  The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.  In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Harley-Davidson, Inc. Corporate Governance Policy, (b) Committee Charters approved by the Harley-Davidson, Inc. Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee, (c) the Company’s Financial Code of Ethics,  (d) the Company’s Code of Business Conduct (the “Code of Conduct”) and (e) the Conflict of Interest Process for Directors and Executive Officers of Harley-Davidson, Inc. (the “Conflict Process”).  This information is also available from the Company upon request.  The Company intends to satisfy the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process for executive officers and directors by posting such information on its website at www.harley-davidson.com or disclosing the information in the Company’s proxy statement for its annual meeting of shareholders.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail loans (primarily for the purchase of motorcycles). Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

Harley-Davidson and Buell . HDFS, operating under the trade name Harley-Davidson Credit and Insurance, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers. Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans, showroom remodeling loans and the brokerage of a range of commercial insurance products. HDFS offers wholesale financial services to Harley-Davidson dealers in the U.S. and Canada, and during 2003, approximately 95% of such dealers utilized those services. Prior to August 2002, HDFS offered wholesale financing to some of the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  In August 2002, HDFS terminated this joint venture relationship and began directly serving the wholesale financing needs of some European dealers.  The wholesale finance operations of HDFS are located in Plano, Texas and Oxford, England.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles and the brokerage of a range of motorcycle insurance policies and extended service warranty agreements. HDFS acts as an insurance agent and does not assume underwriting risk with regard to insurance policies and extended service warranty agreements. Prior to the sale of the Harley-Davidson Chrome Visa® Card business in March 2000, HDFS financed and serviced revolving charge receivables. HDFS’ retail financial services are available through most Harley-Davidson and Buell dealers in the United States and Canada. HDFS’ retail finance operations are located in Carson City, Nevada and Reno, Nevada.

Other Manufacturers. HDFS’ retail aircraft financial service programs are similar to programs for Harley-Davidson and Buell consumers described above. HDFS’ aircraft business is a small portion of its total business and made up less than 5% of total managed loans as of the end of 2003.

Funding.  HDFS is financed by operating cashflow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, medium term notes, senior subordinated debt and advances and loans from the Company.

Competition. The ability to offer a package of wholesale and retail financial services is a significant competitive advantage for HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, strong dealer relations, industry experience, terms, and price.

During 2003, HDFS financed 38% of the new Harley-Davidson® motorcycles retailed in the U.S., as compared to 35% in 2002. HDFS faces competition for the Company’s retail motorcycle finance business. Competitors are primarily banks and other financial institutions providing retail financing to local or regional markets. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in selected markets.

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

Seasonality.  In the northern United States and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations. From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealers deplete their inventories. From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turn over more slowly, substantially increasing wholesale financing volume.

Regulation.  The operations of HDFS are subject, in certain instances, to supervision and regulation by state, federal, and various foreign governmental authorities. Operations may be subject to various laws and judicial and administrative decisions imposing requirements and restrictions, which among other things, (i) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers’ insurance coverages, (iv) require disclosure to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower.

Depending on the provisions of the applicable laws and regulations and the specific facts and circumstances involved, violations of these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or to obtain a refund of amounts previously paid.  In addition, these laws and regulations could subject HDFS to damages and administrative sanctions.

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

A subsidiary of HDFS, Eaglemark Savings Bank (ESB), formerly known as Eaglemark Bank, N.A., is a Nevada state thrift. As such, the activities of this subsidiary are governed by federal and State of Nevada banking laws and are subject to examination by federal and state examiners. ESB is also required to maintain minimum capital reserves. During 2002, ESB began to originate retail motorcycle and aircraft loans and sell the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with common characteristics across the United States and uniformly manage all domestic retail customers.

Employees.  As of December 31, 2003, the Financial Services segment had approximately 660 employees. No employees of HDFS are represented by labor unions.

Item 2. Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2003.

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate office	Milwaukee, WI	515,000	Owned
Warehouse	Milwaukee, WI	24,000	Lease expiring 2006
Airplane hangar	Milwaukee, WI	14,600	Lease expiring 2006
Product Development Center	Wauwatosa, WI	397,000	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Manufacturing	Menomonee Falls, WI	479,000	Owned
Manufacturing	Tomahawk, WI	189,000	Owned
Manufacturing	York, PA	1,331,000	Owned
Materials Velocity Center	York, PA	193,000	Owned
Manufacturing	Kansas City, MO	330,000	Owned
Materials Velocity Center	Kansas City, MO	87,000	Lease expiring 2004
Manufacturing	East Troy, WI	40,000	Lease expiring 2008
Product Development and office	East Troy, WI	54,000	Lease expiring 2008
Distribution Center	Franklin, WI	250,000	Owned
Office	Cleveland, OH	23,000	Lease expiring 2014
Motorcycle Testing	Talladega, AL	24,000	Leases expiring 2004 & 2007
Motorcycle Testing	Mesa, AZ	12,000	Lease expiring 2005
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Ann Arbor, MI	3,000	Lease expiring 2005
Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2005
Office and Warehouse	Oxford, England	27,000	Lease expiring 2017
Office	Windsor, England	10,000	Owned
Office	Liederdorp, The Netherlands	8,000	Lease expiring 2006
Office	Paris, France	6,000	Lease expiring 2005
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2006
Office	Zurich, Switzerland	1,000	Lease expiring 2004
Office	Barcelona, Spain	2,000	Lease expiring 2010
Office	Tokyo, Japan	14,000	Lease expiring 2006
Warehouse	Yokohama, Japan	15,000	Lease expiring 2006
Manufacturing and Office	Manaus, Brazil	30,000	Lease expiring 2005

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

HDFS owns 10 acres of land in Carson City, Nevada on which it intends to construct a 100,000 square foot office building, in place of the existing leased facility in 2004.

The Financial Services segment has five office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada and Reno, Nevada (retail and insurance operations); Plano, Texas (wholesale operations) and Oxford, England (European wholesale operations).

Item 3.  Legal proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review.  The Company’s petition was granted and oral argument before the Wisconsin Supreme Court was held on November 5, 2003. A decision is expected sometime in 2004 and the Company intends to continue to vigorously defend this matter.  The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS).

In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement.  The objectives and procedures for facility lead corrective action under RCRA are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA’s corrective action program under a RCRA facility lead agreement.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.9 million. The Company has established reserves for this amount, which are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities.  Response Costs are expected to be incurred over a period of several years ending in 2010.

Item 4.  Submission of matters to a vote of security holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2003.

Executive officers of the registrant

The following sets forth, as of December 31, 2003, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc.  Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC).  The LSC, which is comprised of selected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers

Name	Age
Jeffrey L. Bleustein	64
Chairman and Chief Executive Officer

James M. Brostowitz	51
Vice President and Treasurer

William B. Dannehl	45
Vice President of Strategic Planning and New Business Development
- Harley-Davidson Motor Company

Jon R. Flickinger	46
Vice President of North American Sales and Dealer Services
- Harley-Davidson Motor Company

John A. Hevey	46
Vice President - Harley-Davidson Motor Company and
President and Chief Operating Officer-Buell Motorcycle Company

Ronald M. Hutchinson	56
Vice President, Parts and Accessories-Harley-Davidson Motor Company

Gail A. Lione	54
Vice President, General Counsel and Secretary

James A. McCaslin	55
President and Chief Operating Officer-Harley-Davidson Motor Company

W. Kenneth Sutton, Jr.	55
Vice President, Engineering-Harley-Davidson Motor Company

Donna F. Zarcone	46
President and Chief Operating Officer-Harley-Davidson Financial Services

James L. Ziemer	53
Vice President and Chief Financial Officer

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years:  William B. Dannehl, Jon R. Flickinger, John A. Hevey, Kenneth Sutton and Donna F. Zarcone. The following is additional biographical information relating to these five executive officers:

Mr. Dannehl became the Vice President, Strategic Planning and New Business Development for Harley-Davidson Motor Company in August 2002.  Prior to his current role, Mr. Dannehl served as Vice President and General Manager of York Vehicle Operations since September 1997.  Prior to this Mr. Dannehl served in various capacities at the Company including, Director of Manufacturing for York Vehicle Operations, Product Plant Manager for Powertrain Operations in Milwaukee, and Area Manager of Aluminum Component Machining in Powertrain Operations.  Mr. Dannehl joined the Motor Company in 1993.

Mr. Flickinger has served as Vice President, North American Sales and Dealer Serivces for Harley-Davidson Motor Company since April 1999. From July 1997 until March 1999, Mr. Flickinger served as General Sales Manager.  From June 1996 until June 1997, Mr. Flickinger served as Field Sales Manager, and from January 1995 until May 1996, Mr. Flickinger served as Director, Field Operations

Mr. Hevey became the President and Chief Operating Officer of Buell Motorcycle Company in January 2001. Prior to that he served as Vice President, General Manager Asia/Pacific and Latin America Regions of the Motor Company since January 1998.  From June 1997 to December 1997, Mr. Hevey served as General Manager Asia/Pacific and Latin America of the Motor Company.

Mr. Sutton became the Vice President, Engineering for the Motor Company in 2002.  From 2000 to 2002, Mr. Sutton served as Vice President, Continuous Improvement for the Motor Company.  From 1996 to 2000 Mr. Sutton served as Vice President, Powertrain Operations for the Motor Company.

Ms. Zarcone has served as President and Chief Operating Officer of HDFS since August 1998.

PART II

Item 5.  Market for Harley-Davidson, Inc. common stock and related shareholder matters

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc.  The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

	Low	High
2003
First quarter	$35.01	$49.65
Second quarter	37.25	46.81
Third quarter	38.06	50.25
Fourth quarter	44.57	52.51

2002
First quarter	$49.12	$57.10
Second quarter	47.88	56.38
Third quarter	42.54	53.02
Fourth quarter	45.03	54.95

The Company paid the following dividends per share:

	2003	2002	2001
First quarter	$.035	$.030	$.025
Second quarter	.040	.035	.030
Third quarter	.040	.035	.030
Fourth quarter	.080	.035	.030
Total year	$.195	$.135	$.115

The Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 750,000 and 1,089,000 shares of its common stock during 2003 and 2002, respectively, under this authorization.

The Board of Directors has also separately authorized the Company to repurchase shares of its outstanding common stock and, as of the beginning of 2003, 9.4 million shares remained under this authorization.  During 2003, the Company repurchased 1.6 million shares of its common stock under this authorization.  Subsequent to year-end the Company repurchased an additional 7.8 million shares under this authorization, at an average price of less than $52 per share.

As of March 4, 2004 there were 84,909 shareholders of record of Harley-Davidson, Inc. common stock.

Item 6.   Selected financial data

	2003	2002	2001	2000	1999
Income statement data:

Net revenue	$4,624,274	$4,090,970	$3,406,786	$2,943,346	$2,482,738
Cost of goods sold	2,958,708	2,673,129	2,253,815	1,979,572	1,666,863
Gross profit	1,665,566	1,417,841	1,152,971	963,774	815,875

Financial services income	279,459	211,500	181,545	140,135	132,741
Financial services expense	111,586	107,273	120,272	102,957	105,056
Operating income from financial services	167,873	104,227	61,273	37,178	27,685
Selling, administrative and engineering expense	684,175	639,366	551,743	485,980	427,701
Income from operations	1,149,264	882,702	662,501	514,972	415,859
Gain on sale of credit card business	—	—	—	18,915	—
Interest income, net	23,088	16,541	17,478	17,583	8,014
Other, net	(6,317)	(13,416)	(6,524)	(2,914)	(3,080)
Income before provision for income taxes	1,166,035	885,827	673,455	548,556	420,793
Provision for income taxes	405,107	305,610	235,709	200,843	153,592
Net income	$760,928	$580,217	$437,746	$347,713	$267,201

Weighted-average common shares:
Basic	302,271	302,297	302,506	302,691	304,748
Diluted	304,470	305,158	306,248	307,470	309,714
Earnings per common share:
Basic	$2.52	$1.92	$1.45	$1.15	$.88
Diluted	$2.50	$1.90	$1.43	$1.13	$.86

Dividends paid	$.195	$.135	$.115	$.098	$.088

Balance sheet data:
Working capital	$1,773,354	$1,076,534	$949,154	$799,521	$430,840
Current finance receivables, net	1,001,990	855,771	656,421	530,859	440,951
Long-term finance receivables, net	735,859	589,809	379,335	234,091	354,888
Total assets	4,923,088	3,861,217	3,118,495	2,436,404	2,112,077

Current finance debt	324,305	382,579	217,051	89,509	181,163
Long-term finance debt	670,000	380,000	380,000	355,000	280,000
Total finance debt	994,305	762,579	597,051	444,509	461,163

Shareholders’ equity	$2,957,692	$2,232,915	$1,756,283	$1,405,655	$1,161,080

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

Overview

The Company’s eighteen years of record revenues and earnings since its initial public stock offering in 1986 are the result of a combination of factors.  These include the ability to deliver new products to market, attract new customers, retain existing ones and expand capacity in a responsible way. Unique marketplace events have also created special growth opportunities for Harley-Davidson.

Based on long-term historical trend analysis, the Company believes that demand for Harley-Davidson motorcycles grows at an average core rate of 7% to 9% per year. However, in most of the 18 years since 1986, the Company’s growth has exceeded this core rate.  The Company believes that its higher growth rate was driven by increasing market share, the stock market bubble and its associated wealth effect of the mid- and late- 1990s, and more recently, the excitement leading up to Harley-Davidson’s 100th Anniversary.  The Company’s growth since 1986 required several factory expansions, which provided the opportunity to thoroughly modernize and improve productivity, quality and manufacturing margins. In 2004 and beyond the Company believes its Harley-Davidson motorcycle unit growth rate will return to a more normal 7% to 9%.(1)

As such, the Company has set a wholesale shipment target for Harley-Davidson motorcycles of 317,000 units in 2004 and has established a longer-term goal to ship 400,000 Harley-Davidson units in 2007.(1)  These shipping goals represent annual increases in Harley-Davidson motorcycle units that range from 7% to 9%. The Company believes that by continuing to offer innovative products and services, and by driving productivity gains in all facets of the business that it will achieve earnings growth rates in the mid-teens for the foreseeable future.(1)

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Results of Operations 2003 Compared to  2002

Overall

The Company’s net revenue for 2003 totaled $4.62 billion, a $533.3 million, or 13.0%, increase over 2002.  Net income for 2003 was $760.9 million compared to $580.2 million in 2002, an increase of 31.1%.  Diluted earnings per share for 2003 was $2.50 on 304.5 million weighted-average shares outstanding compared to $1.90 on 305.2 million weighted-average shares outstanding in 2002, an increase of 31.6% in earnings per share.

The Company increased its quarterly dividend payment in June 2003 from $.035 per share to $.04 per share and again in December to $.08 per share which resulted in an aggregate annual dividend of $.195 per share in 2003.

Worldwide Motorcycle Unit Shipments

	2003	2002	Increase	% Change

Touring motorcycle units	82,577	70,713	11,864	16.8
Custom motorcycle units*	135,954	123,761	12,193	9.9
VRSC motorcycle units	15,451	18,008	(2,557)	(14.2)
Sportster motorcycle units	57,165	51,171	5,994	11.7
Harley-Davidson® motorcycle units	291,147	263,653	27,494	10.4

Buell motorcycle units	9,974	10,943	(969)	(8.9)
Total motorcycle units	301,121	274,596	26,525	9.7%

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide and other custom models.

During 2003, the Company shipped 291,147 Harley-Davidson motorcycle units, 27,494 more units than in 2002. This increase in units was driven by demand for the Company’s 100th Anniversary models and its new 2004 model year motorcycles.  Shipments during the first eight months of 2003 consisted of the Company’s 100th Anniversary models as the Company completed its fourteen-month 100th Anniversary model year.  In September 2003, the Company introduced its new 2004 model year motorcycles, including the completely redesigned family of Sportster motorcycles.

The Company’s increase in motorcycle shipments was supported by a manufacturing strategy, which is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. During 2003, this included the successful launch of a new factory in York, Pennsylvania for the production of Softail® motorcycles.

The Company’s wholesale motorcycle unit shipments are distributed through an independent worldwide dealer network.  During 2003, growth in retail sales of the Company’s Harley-Davidson motorcycles outpaced the heavyweight motorcycle (651+cc) industry in the U.S., Europe and Japan/Australia.  Retail sales of the Company’s Harley-Davidson motorcycles were up 8.8% in the United States for 2003. In Europe and Japan/Australia, retail sales of the Company’s Harley-Davidson motorcycles were up 11.8% and 11.7%, respectively, during 2003.  Retail sales information for the United States, Europe and Japan/Australia is as follows (units in thousands):

	2003	2002	% Change
United States (a)
Harley-Davidson models only	228.4	209.9	8.8%
Industry	461.2	442.3	4.3%

Europe (b)
Harley-Davidson models only	26.3	23.5	11.8%
Industry	323.1	331.8	(2.6)%

Japan/Australia (c)
Harley- Davidson models only	15.2	13.6	11.7%
Industry	58.9	63.9	(7.7)%

(a)          U.S. data provided by the Motorcycle Industry Council.

(b)         Europe data, provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland, United Kingdom, Denmark, Finland, Greece, Norway, Portugal and Sweden.

(c)          Japan/Australia data provided by ERG, industry sources and the Australian Bureau of Statistics.

Net Revenue

(Dollars in Millions)

	2003	2002	Increase (Decrease)	% Change

Harley-Davidson® motorcycles	$3,621.5	$3,161.0	$460.5	14.6%
Buell® motorcycles	76.1	66.9	9.2	13.6
Total motorcycles	3,697.6	3,227.9	469.7	14.6

Parts & Accessories	712.8	629.2	83.6	13.3
General Merchandise	211.4	231.5	(20.1)	(8.7)
Other	2.5	2.4	0.1	n.m.
Net revenue	$4,624.3	$4,091.0	$533.3	13.0%

The 13.0% increase in net revenue for the Motorcycles segment during 2003 was led by a $460.5 million, or 14.6%, increase in Harley-Davidson motorcycle net revenue.  Harley-Davidson motorcycle revenue was driven by the 10.4% increase in Harley-Davidson motorcycle unit shipments, but also benefited from wholesale price increases, a slightly favorable product mix and favorable foreign currency exchange rates during 2003.

Wholesale price increases for the 100th Anniversary models provided for higher average selling prices on units sold during the first half of 2003 when compared to the same period in 2002. As a result of the extended 100th Anniversary model year, wholesale shipments of 100th Anniversary models, carrying the same pricing, occurred in the third quarters of both 2003 and 2002.  Finally, revenue in the fourth quarter of 2003 was only slightly impacted by the lower wholesale prices associated with the 2004 model year motorcycles.  Wholesale prices on the 2004 models reflect the elimination of 100th Anniversary special edition features and as a result are slightly lower than the wholesale prices for the 100th Anniversary models.

During 2003 the Company experienced product mix changes both within and between its motorcycle families. Changes in product mix within the Company’s motorcycle families generally resulted in higher revenue during 2003 when compared to 2002. The net result of mix changes between motorcycle families did not have a significant net impact on Harley-Davidson motorcycle revenue in 2003.

Finally, foreign currency exchange rates had a favorable effect on revenue of approximately $60 million in 2003, primarily as a result of stronger foreign currencies in Europe and Japan, when compared to 2002.

During 2003, Buell® motorcycle net revenue was up $9.2 million, compared to 2002, on 969 fewer unit shipments.  The average selling price per unit was higher in 2003 than in the prior year due to a change in the mix of units sold.  Buell shipments in 2003 included a higher percentage of the more expensive XB models when compared to 2002.  Buell shipments in 2003 consisted of 8,784 XB models and 1,190 Blast models compared to 6,887 XB models and 4,056 Blast models in 2002.

During 2003, net revenue from Parts and Accessories (P&A) totaled $712.8 million, a 13.3% increase over 2002.  The 2003 increase in P&A revenue was driven primarily by higher motorcycle shipments.  P&A revenue was positively impacted in 2003 and 2002 by sales of 100th Anniversary P&A products.  Total P&A revenue for 2003 included $32.1 million from sales of 100th Anniversary P&A products compared to $34.0 million last year. Excluding the impact of 100th Anniversary revenue from both 2003 and 2002 the P&A revenue growth rate for 2003 is 14.4%. On a longer-term basis the Company expects that the growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson® motorcycle units.(1)

General Merchandise revenue during 2003, was $211.4 million, down 8.7% from the same period last year. Sales from 100th Anniversary General Merchandise products accounted for $9.3 million of total General Merchandise revenue during 2003 compared to $52.2 million during 2002. Sales of 100th Anniversary General Merchandise were more heavily concentrated in 2002 in order to prepare the Company’s independent dealers for the fourteen month-long 100th Anniversary celebration.  Excluding the revenue from the sale of 100th Anniversary products from both 2003 and 2002 the General Merchandise revenue growth rate for 2003 is 12.7%. The Company expects that the long-term growth rate for General Merchandise will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Gross Profit

Gross profit in 2003 of $1.7 billion was $247.7 million or 17.5% higher than gross profit in 2002.  The increase in gross profit is primarily related to the increase in net revenue.  The gross profit margin was 36.0% in 2003 compared to 34.7% in 2002. The increase in gross margin in 2003 was driven by wholesale price increases on 2003 models, favorable motorcycle product mix and foreign currency exchange rates.  Gross profit was higher in 2003 when compared to 2002 by approximately $38 million from foreign currency exchange rate changes to both revenue and costs.

Financial Services

(In Millions)

	2003	2002	Increase (Decrease)	% Change

Interest income	$87.1	$76.1	$11.0	14.4%
Gain on current year securitizations	82.2	56.1	26.1	46.5
Servicing fee income	24.3	18.6	5.7	30.9
Insurance commissions	44.9	36.1	8.8	24.4
Income on investment in retained securitization interests	32.2	18.8	13.4	71.4
Other income	8.8	5.8	3.0	50.4
Financial services income	279.5	211.5	68.0	32.1

Interest expense	17.6	15.1	2.5	16.4
Provision for credit losses	4.1	6.2	(2.1)	(33.9)
Operating expenses	89.9	86.0	3.9	4.6
Financial services expense	111.6	107.3	4.3	4.0
Operating income from financial services	$167.9	$104.2	$63.7	61.1%

Financial services income in 2003 was $279.5 million, an increase of $68.0 million over 2002. Operating income from financial services in 2003 was $167.9 million, an increase of $63.7 million over 2002. The increase in operating income in 2003 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products as well as increased securitization related income.

During 2003, HDFS sold $1.7 billion of retail motorcycle loans through securitization transactions resulting in gains of $82.2 million.  During 2002, HDFS sold approximately $1.3 billion of retail motorcycle loans resulting in gains of $56.1 million.  The net gain as a percentage of the amount of loans securitized increased from 4.39% in 2002 to 4.70% in 2003 as HDFS continued to benefit from a favorable interest rate environment. Gains on securitization transactions are based on certain assumptions (credit loss, prepayment, and discount rate) which are outlined in Note 3 to the consolidated financial statements.

During 2003, income on investment in retained securitization interests increased $13.4 million over 2002 as the portfolios continued to perform better than anticipated.

Changes in HDFS’ allowance for credit losses during 2003 and 2002 were as follows (in millions):

	2003	2002

Balance, beginning of period	$31.0	$28.7
Provision for credit losses	4.1	6.2
Charge-offs	(3.8)	(3.9)
Balance, end of period	$31.3	$31.0

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Operating Expenses

(Dollars in Millions)

	2003	2002	Increase	% Change

Motorcycles and Related Products	$668.7	$626.7	$42.0	6.7%
Corporate	15.5	12.6	2.9	22.6
Total operating expenses	$684.2	$639.3	$44.9	7.0%

Total operating expenses during 2003 increased $44.9 million or 7.0% compared to last year. Operating expenses as a percent of net revenue were 14.8% and 15.6% for 2003 and 2002, respectively. Operating expenses, which include selling, administrative and engineering expenses, increased in connection with the Company’s ongoing investment in initiatives designed to support its current and future growth objectives.  However, the increase in 2003 was partially offset by lower net expenditures related to the Company’s 100th Anniversary celebration as compared to 2002.  The Company began its fourteen month-long 100th Anniversary celebration during the third quarter of 2002 and net expenses associated with the celebration were most heavily concentrated in 2002.  Comparatively, costs incurred during 2003 for the 100th Anniversary celebration were mostly offset by event proceeds and sponsorships.

Other, net

Other net expense was $6.3 million and $13.4 million in 2003 and 2002, respectively.  The most significant component of other, net expense in 2003 was $4.5 million in charitable contributions.  During 2002, the most significant components of other net expense were $7.1 million in losses on the disposal of fixed assets, $5.5 million in charitable contributions and $4.8 million in costs associated with environmental matters.

Interest Income, net

Net interest income (excluding Financial Services interest income) in 2003 was $23.1 million compared to $16.5 million in 2002. The increase in net interest income resulted from higher average balances of cash and marketable securities during 2003 when compared to 2002.  In connection with the Company’s capacity expansion efforts, $3.9 million of interest cost was capitalized during 2003 compared to $2.7 million during 2002.

Consolidated Income Taxes

The Company’s effective income tax rate was 34.7% and 34.5% during 2003 and 2002, respectively.  The Company’s effective income tax rate increased during 2003 as pre-tax income grew faster than certain permanent tax differences.  The Company expects that the income tax rate will be 35.5% during 2004.(1)

Results of Operations 2002 Compared to  2001

Overall

The Company’s net revenue for 2002 totaled $4.09 billion, a $684.2 million, or 20.1%, increase over 2001.  Net income for 2002 was $580.2 million compared to $437.7 million in 2001, an increase of 32.5%.  Diluted earnings per share for 2002 was $1.90 on 305.2 million weighted-average shares outstanding compared to $1.43 on 306.2 million weighted-average shares outstanding in 2001, an increase of 32.9% in earnings per share.

The Company increased its quarterly dividend payment in June 2002 from $.03 per share to $.035 per share which resulted in an aggregate annual dividend of $.135 per share in 2002.

Worldwide Motorcycle Unit Shipments

	2002	2001	Increase	% Change

Touring motorcycle units	70,713	65,403	5,310	8.1%
Custom motorcycle units	123,761	116,541	7,220	6.2
VRSC	18,008	1,703	16,305	n.m.
Sportster motorcycle units	51,171	50,814	357	0.7
Harley-Davidson® motorcycle units	263,653	234,461	29,192	12.5

Buell motorcycle units	10,943	9,925	1,018	10.3
Total motorcycle units	274,596	244,386	30,210	12.4%

During 2002, the Company shipped 263,653 Harley-Davidson motorcycle units, 29,192 more units than in 2001. This increase in units is primarily the result of continued demand for Harley-Davidson motorcycles combined with the Company’s ongoing success with its manufacturing strategy.  The VRSC V-Rod motorcycle was first introduced in October 2001, making 2002 the first full year of shipments for that family of motorcycles.

Retail sales of the Company’s Harley-Davidson motorcycles were up 18.3% in the United States for 2002. In Europe and Japan/Australia, retail sales of the Company’s Harley-Davidson motorcycles were up 3.4% and 7.4%, respectively, during 2002. Retail sales information for the United States, Europe and Japan/Australia is as follows (units in thousands):

	2002	2001	% Change
United States (a)
Harley-Davidson models only	209.9	177.4	18.3%
Industry	442.3	394.3	12.2%

Europe (b)
Harley-Davidson models only	23.5	22.8	3.4%
Industry	331.8	319.9	3.7%

Japan/Australia (c)
Harley- Davidson models only	13.6	12.7	7.4%
Industry	63.9	62.1	2.9%

(a)          U.S. data provided by the Motorcycle Industry Council.

(b)         Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland, United Kingdom, Denmark, Finland, Greece, Norway, Portugal and Sweden.

(c)          Japan/Australia data provided by ERG, industry sources and the Australian Bureau of Statistics.

Net Revenue

(Dollars in Millions)

	2002	2001	Increase	% Change

Harley-Davidson® motorcycles	$3,161.0	$2,671.3	$489.7	18.3%
Buell® motorcycles	66.9	61.7	5.2	8.6
Total motorcycles	3,227.9	2,733.0	494.9	18.1

Parts & Accessories	629.2	509.6	119.6	23.5
General Merchandise	231.5	163.9	67.6	41.2
Other	2.4	.3	2.1	n.m.
Net revenue	$4,091.0	$3,406.8	$684.2	20.1%

The Motorcycles segment recorded a 20.1% increase in net revenue driven by the 12.5% increase in Harley-Davidson unit shipments.  In addition to higher unit volumes, the increase in revenue in 2002 was also driven by favorable product mix and the model year wholesale price increase.

Motorcycle product mix was favorable in 2002 with a higher percentage of shipments consisting of custom motorcycles and a smaller percentage of shipments consisting of lower priced Sportster® models, when compared to 2001.  In addition, wholesale price increases related to the new model year provided for higher average selling prices on units sold in 2002 when compared to 2001.

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

During 2002, P&A net revenue totaled $629.2 million, up $119.6 million, or 23.5%, compared to 2001.  The increase in P&A revenue was driven by continued demand for Harley-Davidson motorcycles and sales of the Company’s 100th Anniversary products. Total 2002 revenue from the sale of 100th Anniversary P&A products was $34.0 million.

General Merchandise net revenue for 2002 of $231.5 million was up $67.6 million, or 41.2%, compared to 2001. The increase in General Merchandise revenue was driven primarily by sales of 100th Anniversary commemorative products which totaled approximately $52.2 million in 2002.

Gross Profit

Gross profit in 2002 of $1.4 billion was $264.9 million or 23.0% higher than gross profit in 2001.  The increase in gross profit is primarily related to the increase in net revenue.  The gross profit margin was 34.7% in 2002 compared to 33.8% in 2001. The increase in gross margin in 2002 was driven by favorable product mix and the model year wholesale price increase as discussed under “Net Revenue” earlier in this section.

Financial Services

(In Millions)

	2002	2001	Increase (Decrease)	% Change

Interest income	$76.1	$76.2	$(0.1)	(0.2)%
Gain on current year securitizations	56.1	45.0	11.1	24.7
Servicing fee income	18.6	13.3	5.3	39.8
Insurance commissions	36.1	28.7	7.4	25.4
Income on investment in retained securitization interests	18.8	14.6	4.2	29.0
Other income	5.8	3.7	2.1	58.1
Financial services income	211.5	181.5	30.0	16.5

Interest expense	15.1	24.7	(9.6)	(38.7)
Provision for credit losses	6.2	22.2	(16.0)	(72.2)
Operating expenses	86.0	73.3	12.7	17.1
Financial services expense	107.3	120.2	(12.9)	(10.8)
Operating income from financial services	$104.2	$61.3	$42.9	70.1%

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

During 2002 and 2001, HDFS sold approximately $1.3 billion and $1.0 billion, respectively, of retail motorcycle loans through securitization transactions. In connection with the securitization transactions, HDFS recorded gains of $56.1 million and $45.0 million in 2002 and 2001, respectively.  In both 2002 and 2001, gains on securitizations were favorably impacted by declining market interest rates.

Operating Expenses

(Dollars in Millions)

	2002	2001	Increase	% Change

Motorcycles and Related Products	$626.7	$539.6	$87.1	16.1%
Corporate	12.6	12.1	.5	4.7
Total operating expenses	$639.3	$551.7	$87.6	15.9%

Total operating expenses in 2002 increased $87.6 million or 15.9% compared to 2001. Operating expenses as a percent of net revenue were 15.6% and 16.2% for 2002 and 2001, respectively.  The increase in operating expenses, which include selling, administrative and engineering expenses, was driven by the Company’s ongoing investment in various initiatives designed to support its current and future growth objectives. During 2002, this included expenses associated with the Company’s fourteen month-long 100th Anniversary celebration.  Other increases in operating expenses related to higher employee benefit costs driven by the increasing cost of health care and pensions.

Other, net

Other net expense was $13.4 million and $6.5 million in 2002 and 2001, respectively.  The most significant components of other net expense in 2002 were $7.1 million in losses on the disposal of fixed assets, $5.5 million in charitable contributions and $4.8 million in costs associated with environmental matters.

Interest Income, net

Net interest income (excluding Financial Services interest income) in 2002 was $16.5 million compared to $17.5 million in 2001. Net interest income was lower than prior year primarily due to lower interest rates in 2002 when compared to 2001.  In connection with the Company’s capacity expansion plans, approximately $2.7 million of interest was capitalized during 2002.  No interest was capitalized in 2001.

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

Finance Receivable Securitizations - The Company sells retail motorcycle loans through securitization transactions utilizing qualifying special purpose entities. Upon sale of retail loans in a securitization transaction, HDFS receives cash and retains interest-only strip receivables, servicing rights, and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and periodically reviewed for impairment. Market value quotes are generally not available for retained interests, therefore HDFS estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates. The impact of changes to key assumptions is shown in Note 3 of the Consolidated Financial Statements.

Gains on current year securitizations from the sale of retail loans are recorded as a component of financial services income and are based in part on certain assumptions including expected credit losses, prepayment speed, and discount rates. Gain on sale also depends on the original carrying amount of the retail loans, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Finance Receivable Credit Losses - The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal and accrued interest in the existing finance receivables portfolio. Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions, specific borrower’s ability to repay, and the estimated value of any underlying collateral.

Pensions and Other Postretirement Benefits - Retirement Plan (Pension, SERPA and Post-retirement health care) obligations and costs are developed from actuarial valuations.  The valuation of projected benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and medical trend rates.  The Company evaluates and updates all of its assumptions annually in conjunction with its September 30 actuarial measurement date.  Although the Company’s process results in assumptions that are valid as of the measurement date, certain assumptions are driven by short term external economic factors, and as result, these assumptions are more volatile.  Based on recent economic conditions the Company has changed its assumptions for discount rates and medical trend rates.  Although the Company’s 2004 Retirement Plan costs have already been determined in connection with the September 30, 2003 measurement process a change in either of these two assumptions could have a material impact on the valuation of costs as of the Company’s next measurement date.  The following information is provided to illustrate the sensitivity of these obligations and costs to changes in these major assumptions (in thousands).

	Amounts based on Current Assumptions	Impact of a 1% decrease in the Discount Rate	Impact of a 1% increase in the Medical Trend Rate

2003 Net periodic benefit costs
Pension and SERPA	$54,468	$14,214	n/a
Postretirement healthcare	$30,449	$3,675	$3,719

2003 Projected benefit obligations
Pension and SERPA	$711,357	$119,165	n/a
Postretirement healthcare	$250,863	$35,685	$27,271

This information is provided only to illustrate the sensitivity of these amounts to certain assumptions and not as a means to predict future amounts.  The calculation of Retirement plan obligations and costs is based on many factors in addition to those discussed here.  This information should be considered in combination with the information provided in Note 6 to the consolidated financial statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2003 is as follows (in thousands):

	2004	2005- 2006	2007- 2008	Thereafter	Total

Finance Debt	$324,305	$241,114	$428,886	$—	$994,305
Operating Leases	6,155	7,892	5,841	17,283	37,171
	$330,460	$249,006	$434,727	$17,283	$1,031,476

As of December 31, 2003, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.  The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 6 to the financial statements.  As of its most recent actuarial measurement date, no pension plan contributions are required in 2004 and postretirement medical claims are paid as they are submitted.

Off-Balance Sheet Arrangements

As part of its securitization program, HDFS transfers retail motorcycle loans to a special purpose bankruptcy-remote wholly-owned subsidiary.  The subsidiary sells the retail loans to a securitization trust in exchange for the proceeds from asset-backed securities issued by the securitization trust.  The asset-backed securities, usually notes with various maturities and interest rates, are secured by future collections of the purchased retail installment loans.  Activities of the securitization trust are limited to acquiring retail loans, issuing asset-backed securities and making payments on securities to investors.  Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered qualifying special purpose entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.

HDFS does not guarantee securities issued by the securitization trusts or projected cash flows from the related loans purchased from HDFS.  Recourse against HDFS related to each securitization transaction is limited to the respective investment in retained securitization interests, excluding servicing rights. Total investment in retained securitization interests at December 31, 2003 is $254.4 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  See note 3 to the consolidated financial statements for further discussion of HDFS’ securitization program.

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review.  The Company’s petition was granted and oral argument before the Wisconsin Supreme Court was held on November 5, 2003.  A decision is expected sometime in 2004, and the Company intends to continue to vigorously defend this matter.  The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS).

In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement.  The objectives and procedures for facility lead corrective action under RCRA are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA’s corrective action program under a RCRA facility lead agreement.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.9 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities.  Response Costs are expected to be incurred over a period of several years ending in 2010.

Liquidity and Capital Resources as of December 31, 2003

Operating Activities

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities, collections of retained securitization interests, pension plan contributions, the tax benefit of stock option exercises and changes in current assets and liabilities.

The Company generated $935.6 million of cash from operating activities during 2003 compared to $775.6 million in 2002.  The largest component of cash from operating activities is net income adjusted for depreciation, which was approximately $957.8 million in 2003 compared to $756.0 million in 2002.

During 2003 and 2002, the Company contributed $192.0 million and $153.6 million, respectively, to its defined benefit pension plans. These contributions were made from cash on hand for the direct purpose of improving the funded status of the Company’s pension plans and were in excess of the minimum required amounts for the plans.

Cash provided by operating activities is also impacted by changes in current assets and liabilities.  Changes in these balances decreased operating cash flows by approximately $18.6 million in 2003 and increased operating cash flows by $16.1 million during 2002. Changes in current assets and liabilities during 2003 and 2002 consisted of the following (in millions):

	2003	2002

Accounts receivable, net	$(3.7)	$10.1
Inventories	10.4	(37.0)
Prepaid expenses & other current assets	13.9	(13.1)
Finance receivables – accrued interest and other	(54.8)	(36.4)
Accounts payable/Accrued expenses	15.6	92.5
	$(18.6)	$16.1

The $18.6 million decrease in operating cash flow which resulted from changes in current assets and liabilities, during 2003, was driven by the negative cash flow impact related to an increase in finance receivables - accrued interest and other, during 2003.  The current asset balance for finance receivables - accrued interest and other grew in connection with the increase in the finance receivable loan balances during 2003.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities.  Net cash used in investing activities was $484.7 million and $1.01 billion during 2003 and 2002, respectively.

Capital expenditures were $227.2 million and $323.9 million during 2003 and 2002, respectively.  During 2003, the Company completed capacity expansion efforts at two of the Company’s existing locations.  These efforts included a 350,000 square foot factory in York, Pennsylvania and a 165,000 square foot addition to the Company’s Product Development Center in Wauwatosa, Wisconsin.  The Company estimates that total capital expenditures required in 2004 will be in the range from $250 to $300 million. (1)  The Company anticipates it will have the ability to fund all capital expenditures in 2004 with internally generated funds.(1)

During 2003 and 2002, Financial Services received proceeds from securitizations of $1.72 billion and $1.25 billion, respectively. Finance receivables acquired or originated net of collections resulted in a $1.99 billion use of cash during 2003 compared to a $1.64 billion use of cash during 2002.

Financing Activities

The Company’s financing activities consist primarily of finance debt activity, stock transactions and dividend payments.  Net cash provided by financing activities during 2003 and 2002 was $80.6 million and $79.9 million, respectively.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under revolving credit facilities, medium term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of December 31 (in thousands):

	2003	2002

Commercial paper	$406,907	$592,932
Domestic credit facilities	95,913	66,546
European credit facility	62,599	73,101
Medium term notes	398,886	—
Senior subordinated notes	30,000	30,000
	$994,305	$762,579

HDFS has agreements with financial institutions providing bank credit facilities totaling $750 million (Domestic Credit Facilities). The Domestic Credit Facilities consist of a $350 million revolving term facility due in 2005 and a $400 million 364-day revolving credit facility due September 2004.  HDFS expects that the $400 million credit facility expiring in September 2004 will be renewed or that suitable alternatives exist.(1)

The primary uses of the Domestic Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS’ business operations.

Subject to limitations, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities.  As a result, the combined total of commercial paper and borrowings under the Domestic Credit Facilities was limited to $750 million as of December 31, 2003.

HDFS has a $200 million European revolving credit facility due July 2005.  The primary purpose of the facility is to fund HDFS’ European business operations.

During November 2003, HDFS issued $400 million in medium term notes (Notes) due in December 2008.  The Notes provide for semi-annual interest payments and principal due at maturity.  At December 31, 2003, the Notes include a fair value adjustment of $1.1 million due to interest rate swap agreements.  The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate.

HDFS has $30 million of ten year senior subordinated notes, expiring in 2007.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate.  As of December 31, 2003, HDFS had no outstanding borrowings owed to the Company under this agreement.  As of December 31, 2002, HDFS had $100 million in outstanding borrowings to the Company under this agreement.  The $100 million loan was eliminated upon consolidation and therefore is not included in finance debt on the consolidated balance sheets.

In connection with debt agreements, HDFS has various operating and financial covenants and remains in compliance at December 31, 2003.  The Company has a support agreement with HDFS whereby, if required, the

Company agrees to provide HDFS certain with financial support in order to maintain certain financial covenants. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business.  No amount has ever been provided to HDFS under the support agreement.

The Company expects future activities of HDFS will be financed from funds internally generated by HDFS, sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt. (1)

During 2003 and 2002 the Company repurchased a total of 2,346,000 and 1,089,000 shares of it common stock, at weighed average prices of $44.28 and $52.17, respectively.

The Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 750,000 and 1,089,000 shares of its common stock during 2003 and 2002, respectively, under this authorization.

In addition, the Board of Directors has also separately authorized the Company to repurchase shares of the Company’s outstanding common stock.  During 2003, the Company repurchased 1,596,000 shares of its common stock under this authorization. As of December 31, 2003 the Company may repurchase an additional 7,804,000 shares of common stock under this authorization.

During the fourth quarter of 2003 the Company increased its quarterly dividend payment by 100% over the previous quarter resulting in a dividend of $.08 per share.  During 2003 the Company made four quarterly dividend payments totaling $59.0 million or $.195 per share.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the consolidated financial statements, and further disclosure relating to the fair value of derivative financial instruments is included in Note 10 to the consolidated financial statements.

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.  At December 31, 2003 these contracts represented a combined U.S. dollar equivalent of approximately $268.9 million.  The Company estimates that a uniform 10% weakening in the value of the dollar relative to the currency underlying these contracts would result in a decrease in the fair value of the contracts of approximately $26.8 million.

The Company’s exposure to the Japanese yen is substantially offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS’ earnings are affected by changes in interest rates.  HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions and debt.  As of December 31, 2003, HDFS had interest rate swaps outstanding with a notional value of $801.8 million.  HDFS estimates that a 10% increase in interest rates would result in a $2.4 million decrease in the fair value of the agreements.

(1) Note regarding forward-looking statements

The Company intends that certain matters discussed are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “targets” or  “estimates” or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives, outlooks, targets or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Management is further responsible for maintaining a system of internal control to provide reasonable assurance that the Company’s books and records reflect the transactions of the Company; that assets are safeguarded; and that management’s established policies and procedures are followed. Management systematically reviews and modifies the system of internal control to improve its effectiveness. The internal control system is augmented by the communication of accounting and business policies throughout the Company, the careful selection, training and development of qualified personnel, the delegation of authority and establishment of responsibilities.

Independent auditors are engaged to audit the financial statements of the Company and issue a report thereon. They have informed management and the Audit Committee of the Board of Directors that their audits were conducted in accordance with auditing standards generally accepted in the United States, which requires a consideration of internal control to determine the nature, timing and extent of audit testing. Management reviews the recommendations of the independent auditors. Control procedures have been implemented or revised as appropriate to respond to these recommendations. In management’s opinion, as of December 31, 2003, the internal control system was functioning effectively and accomplished the objectives discussed herein.

Jeffrey L. Bleustein	James L. Ziemer
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process, the audit process and the process for monitoring compliance with the laws and regulations.  All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.

The Audit Committee of the Board has reviewed and discussed with management the audited financial statements of the Company for the 2003 fiscal year and has discussed with representatives of Ernst & Young LLP, the Company’s independent auditors for the 2003 fiscal year, the matters required to be discussed by Statement of Auditing Standards No. 61, other professional standards and regulatory requirements currently in effect.  The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2003 fiscal year be included in the Company’s Annual Report.

Audit Committee of the Board of Directors

Richard I. Beattie

George L. Miles, Jr.

James A. Norling Chairman

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill.

Milwaukee, Wisconsin	ERNST & YOUNG LLP
January 19, 2004

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001

Net revenue	$4,624,274	$4,090,970	$3,406,786
Cost of goods sold	2,958,708	2,673,129	2,253,815
Gross profit	1,665,566	1,417,841	1,152,971

Financial services income	279,459	211,500	181,545
Financial services expense	111,586	107,273	120,272
Operating income from financial services	167,873	104,227	61,273

Selling, administrative and engineering expense	684,175	639,366	551,743
Income from operations	1,149,264	882,702	662,501
Interest income, net	23,088	16,541	17,478
Other, net	(6,317)	(13,416)	(6,524)
Income before provision for income taxes	1,166,035	885,827	673,455
Provision for income taxes	405,107	305,610	235,709
Net income	$760,928	$580,217	$437,746

Basic earnings per common share	$2.52	$1.92	$1.45
Diluted earnings per common share	$2.50	$1.90	$1.43
Cash dividends per common share	$.195	$.135	$.115

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share amounts)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$812,449	$280,928
Marketable securities	510,211	514,800
Accounts receivable, net	112,406	108,694
Current portion of finance receivables, net	1,001,990	855,771
Inventories	207,726	218,156
Deferred income taxes	51,156	41,430
Prepaid expenses & other current assets	33,189	46,807
Total current assets	2,729,127	2,066,586

Finance receivables, net	735,859	589,809
Property, plant, and equipment, net	1,046,310	1,032,596
Goodwill	53,678	49,930
Other assets	358,114	122,296
	$4,923,088	$3,861,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,902	$226,977
Accrued expenses and other liabilities	407,566	380,496
Current portion of finance debt	324,305	382,579
Total current liabilities	955,773	990,052

Finance debt	670,000	380,000
Other long-term liabilities	86,337	123,353
Postretirement health care benefits	127,444	105,419
Deferred income taxes	125,842	29,478

Commitments and contingencies (Note 5)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 326,489,291 and 325,298,404 shares issued in 2003 and 2002, respectively	3,266	3,254
Additional paid-in capital	419,455	386,284
Retained earnings	3,074,037	2,372,095
Accumulated other comprehensive income (loss)	47,174	(46,266)
	3,543,932	2,715,367
Less:
Treasury stock (24,978,798 and 22,636,295 shares in 2003 and 2002, respectively), at cost	(586,240)	(482,360)
Unearned compensation	—	(92)
Total shareholders’ equity	2,957,692	2,232,915
	$4,923,088	$3,861,217

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$760,928	$580,217	$437,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,918	175,778	153,061
Provision for long-term employee benefits	76,422	57,124	40,882
Provision for finance credit losses	4,076	6,167	22,178
Current year gain on securitizations	(82,221)	(56,139)	(45,037)
Collection of retained securitization interests	118,113	89,970	58,421
Contributions to pension plans	(192,000)	(153,636)	(19,294)
Tax benefit from the exercise of stock options	13,805	14,452	44,968
Deferred income taxes	42,105	38,560	(3,539)
Other	16,051	7,057	3,045
Net changes in current assets and current liabilities	(18,644)	16,089	57,773
Total adjustments	174,625	195,422	312,458
Net cash provided by operating activities	935,553	775,639	750,204

Cash flows from investing activities:
Capital expenditures	(227,230)	(323,866)	(290,381)
Finance receivables acquired or originated	(6,528,945)	(5,574,248)	(4,349,940)
Finance receivables collected	4,536,661	3,933,125	3,123,941
Proceeds from securitizations	1,724,060	1,246,262	956,849
Purchase of marketable securities	(1,143,898)	(1,508,285)	(247,989)
Sales and redemptions of marketable securities	1,145,000	1,190,114	51,978
Other, net	9,690	22,813	(9,361)
Net cash used in investing activities	(484,662)	(1,014,085)	(764,903)

Cash flows from financing activities:
Proceeds from issuance of medium term notes	399,953	—	—
Net (decrease) increase other finance debt	(175,835)	165,528	152,542
Dividends paid	(58,986)	(41,457)	(35,428)
Purchase of common stock for treasury	(103,880)	(56,814)	(111,552)
Issuance of common stock under employee stock option plans	19,378	12,679	28,839
Net cash provided by financing activities	80,630	79,936	34,401

Net increase (decrease) in cash and cash equivalents	531,521	(158,510)	19,702

Cash and cash equivalents:
At beginning of year	280,928	439,438	419,736
At end of year	$812,449	$280,928	$439,438

The accompanying notes are an integral part of the consolidated financial statements.

 HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Other comp- rehensive income(loss)	Treasury Balance	Unearned comp- ensation	Total
	Issued Shares	Balance
Balance December 31, 2000	321,185,567	$3,210	$285,390	$1,431,017	$308	$(313,994)	$(276)	$1,405,655
Comprehensive income:
Net income	—	—	—	437,746	—	—	—	437,746
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(6,143)	—	—	(6,143)
Minimum pension liability adjustment, net of tax benefit of $11,515	—	—	—	—	(19,676)	—	—	(19,676)
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of $(6,117)	—	—	—	—	11,115	—	—	11,115
Derivative financial instruments, net of taxes of $(407)	—	—	—	—	668	—	—	668
Comprehensive income								423,710

Dividends	—	—	—	(35,428)	—	—	—	(35,428)
Repurchase of common stock	—	—	—	—	—	(111,552)	—	(111,552)
Amortization of unearned compensation	—	—	—	—	—	—	91	91
Exercise of stock options	3,154,865	32	28,807	—	—	—	—	28,839
Tax benefit of stock options	—	—	44,968	—	—	—	—	44,968
Balance December 31, 2001	324,340,432	$3,242	$359,165	$1,833,335	$(13,728)	$(425,546)	$(185)	$1,756,283
Comprehensive income:
Net income	—	—	—	580,217	—	—	—	580,217
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	14,545	—	—	14,545
Minimum pension liability adjustment, net of tax benefit of $29,896	—	—	—	—	(48,985)	—	—	(48,985)
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of $(6,113)	—	—	—	—	11,108	—	—	11,108
Derivative financial instruments, net of tax benefit of $5,929	—	—	—	—	(9,824)	—	—	(9,824)
Marketable securities, net of taxes of $(377)	—	—	—	—	618	—	—	618
Comprehensive income								547,679

Dividends	—	—	—	(41,457)	—	—	—	(41,457)
Repurchase of common stock	—	—	—	—	—	(56,814)	—	(56,814)
Amortization of unearned compensation	—	—	—	—	—	—	93	93
Exercise of stock options	957,972	12	12,667	—	—	—	—	12,679
Tax benefit of stock options	—	—	14,452	—	—	—	—	14,452
Balance December 31, 2002	325,298,404	$3,254	$386,284	$2,372,095	$(46,266)	$(482,360)	$(92)	$2,232,915
Comprehensive income:
Net income	—	—	—	760,928	—	—	—	760,928
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	19,609	—	—	19,609
Minimum pension liability adjustment, Net of taxes of $(45,383)	—	—	—	—	74,361	—	—	74,361
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of $(3,266)	—	—	—	—	6,220	—	—	6,220
Derivative financial instruments, net of tax benefit of $3,057	—	—	—	—	(4,596)	—	—	(4,596)
Marketable securities, net of tax benefit of $1,333	—	—	—	—	(2,154)	—	—	(2,154)
Comprehensive income								854,368

Dividends	—	—	—	(58,986)	—	—	—	(58,986)
Repurchase of common stock	—	—	—	—	—	(103,880)	—	(103,880)
Amortization of unearned compensation	—	—	—	—	—	—	92	92
Exercise of stock options	1,190,887	12	19,366	—	—	—	—	19,378
Tax benefit of stock options	—	—	13,805	—	—	—	—	13,805
Balance December 31, 2003	326,489,291	$3,266	$419,455	$3,074,037	$47,174	$(586,240)	$—	$2,957,692

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

The Company’s subsidiaries are wholly owned except for its joint venture with Porsche AG, of which the Company owns a 51% share.  The accounts of the joint venture with Porsche AG are included in the Company’s consolidated financial statements with an appropriate adjustment reflecting Porsche AG’s interest in operating results and net assets.

Prior to August 2002, HDFS participated in a joint venture with Transamerica Distribution Finance to provide inventory financing to the Company’s European dealers.  While HDFS owned 67% of the venture, the joint venture partner managed the business and had equal representation on the board of directors. Accordingly, HDFS recorded its interest using the equity method of accounting.  In August 2002, following the termination of its joint venture relationship with Transamerica Distribution Finance, HDFS began servicing the wholesale needs of many of the Company’s European dealers directly.

In connection with securitization transactions, HDFS utilizes Qualifying Special Purpose Entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.  For further discussion of QSPEs and securitization transactions see “Finance receivable securitizations,” below.

The Company operates in two principal business segments:  Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services).  All intercompany accounts and transactions are eliminated, with the exception of certain intersegment transactions occurring between the Motorcycles and Financial Services segments.  The intersegment transactions that occur between HDMC and HDFS relate to interest and fees on wholesale finance receivables.  For further discussion of these items see Note 3 to the consolidated financial statements.

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

Marketable securities - The Company has investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities, with maturities greater than three months.  The average length of maturity on marketable securities held as of December 31, 2003 and 2002 was approximately 2 years and 3 years, respectively.  The Company classifies these investments as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income.

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

Retail loans are generally charged-off at 120 days contractually past due.  All finance receivables accrue interest until either collected or charged-off.  Accordingly, as of December 31, 2003 and 2002, all finance receivables were accounted for as interest earning receivables.

Generally, it is HDFS’ policy not to change the terms and conditions of finance receivables.  The restructuring of retail and wholesale finance receivables may occasionally be required by judicial proceedings, primarily in situations involving bankruptcy. Total restructured finance receivables are not significant.

Repossessed inventory is recorded at net realizable value and is reclassified from finance receivables to other assets with any related loss charged against the allowance for credit losses.  Repossessed inventory is $2.0 million and $0.9 million at December 31, 2003 and 2002, respectively.

Finance receivable securitizations - HDFS sells retail motorcycle loans through securitization transactions..  Under the terms of securitization transactions, HDFS sells retail loans to a securitization trust.  The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans.  The proceeds from the issuance of the asset-backed securities are utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS receives cash and also retains interest-only strip receivables, servicing rights, and cash reserve account deposits, collectively referred to as “investment in retained securitization interests.”  The investment in retained securitization interests is included with finance receivables in the consolidated balance sheets.

Interest-only strip receivables equal the present value of projected cash flows arising from retail loans sold to the securitization trust less contracted payment obligations due to securitization trust investors.  Key assumptions in determining the present value of projected cash flows are prepayments, credit losses, and discount rate.  Servicing rights entitle HDFS to service retail loans sold to the securitization trust for a fee.  The servicing fee is considered adequate compensation for the services provided and is therefore recorded as earned and is included in financial services income.

Reserve account deposits held by the securitization trust represent interest-earning cash deposits collateralizing trust securities.  The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreement.

Gains on current year securitizations on the sale of the retail loans are recognized in the period in which the sale occurs and depend on the original carrying amount of the transferred retail loans, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment.  Market quotes of fair value are generally not available for retained interests, therefore HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments, and discount rate commensurate with the risks involved.  Unrealized gains and losses on investments in retained securitization interests are recorded in other comprehensive income, and as of December 31, 2003 and 2002 were $59.1 million and $49.6 million, or $38.3 million and $32.1 million net of taxes, respectively.

HDFS does not guarantee securities issued by the securitization trusts or projected cash flows from the retail loans purchased from HDFS.  Recourse against HDFS related to securitization transactions is limited to the respective investment in retained securitization interests excluding servicing rights.

HDFS utilizes a two-step process to transfer retail loans to a securitization trust. Loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the retail loans to the securitization trust. HDFS has surrendered control of retail loans sold to the securitization trust. Securitization transactions have been structured such that: a.) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership, b.) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest, and c.) HDFS does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of representations and warranties relating to the transferred assets or (2) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

Activities of the securitization trust are limited to acquiring retail loans, issuing asset-backed securities and making payments on securities to investors. Securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  Historically, the life of securitization trusts purchasing retail loans from HDFS has approximated four years.

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs.  Accordingly, gain on sale is recognized upon transfer of retail loans to a QSPE and assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.  See Note 3 to the consolidated financial statements for further discussion of HDFS’ securitization program.

Inventories – Inventories are valued at the lower of cost or market.  Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $74.9 million in 2003 and $76.4 million in 2002 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, plant and equipment - Depreciation of property, plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment:  land improvements- 7 years; buildings and improvements- 7 to 30 years; and machinery and equipment- 3 to 10 years.  Accelerated methods of depreciation are used for income tax purposes.

Internal-use software - The Company’s policy is to capitalize costs incurred in connection with developing or obtaining software for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy explicitly excludes certain types of costs from capitalization such as costs incurred for enhancements, maintenance, project definition, data conversion, research and development and training.  Costs capitalized by the Company include amounts paid to outside consulting firms for materials or services used in developing or obtaining computer software for internal use, wages and benefits paid to employees who are directly associated with and who devote time to developing or obtaining computer software for internal-use, and interest costs incurred during the period of development of software for internal use.  During 2003, 2002 and 2001 the Company capitalized $16.5 million, $16.0 million and $24.6 million, respectively, of costs incurred in connection with developing or obtaining software for internal-use.  The Company depreciates costs capitalized in connection with developing or obtaining software for internal use on a straight-line basis over three years.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased.  On January 1, 2002 the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is not amortized; however it must be tested for impairment at least annually.  During 2003 and 2002, the Company tested its goodwill balances for impairment in accordance with SFAS No. 142; no adjustments were recorded to goodwill as a result of those reviews.  Prior to 2002, goodwill was amortized on a straight-line basis over a 15-20 year period. Total goodwill amortization for 2001 was approximately $3.5 million.

Goodwill increased $3.7 million and $2.4 million during 2003 and 2002, respectively, due to the translation effect resulting from changes in the Euro to U.S. dollar exchange rate.  During 2002, this was partially offset by a decrease in goodwill of $2.2 million due to the utilization of previously unrecognized tax benefits acquired in the Company’s purchase of the majority interest in Buell Motorcycle Company in February 1998.

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

Product warranty - The Company generally provides a standard limited warranty on all new motorcycles sold. The Company’s warranty coverage, which begins when a new motorcycle is sold to a retail customer, includes parts and labor.  Prior to 2002 the duration of this warranty was one year for all motorcycles sold.  During 2002, the Company’s warranty coverage was extended to two years for new motorcycles sold in Europe to comply with European regulations.  During 2003, beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage to two years in all of its markets. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information.  Changes in the Company’s warranty liability were as follows (in thousands):

	2003	2002	2001

Balance, beginning of period	$28,890	$21,608	$18,180
Warranties issued during the period	35,324	30,250	30,893
Settlements made during the period	(32,701)	(27,568)	(27,465)
Changes to the liability for pre-existing warranties during the period	(1,038)	4,600	—
Balance, end of period	$30,475	$28,890	$21,608

Revenue recognition – Net revenue includes sales of motorcycles and related products.  In accordance with the contract terms between the Company and its independent dealers and independent distributors, revenue is recorded by the Company when products are shipped and title passes to the independent dealer or distributor.

The Company offers a small number of sales incentive programs to its dealers and distributors.  The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.  The Company’s most significant program is its motorcycle holdback incentive program.  Under the terms of the motorcycle holdback incentive program, dealers are eligible to receive a cash rebate on qualifying motorcycles upon meeting certain volume requirements.

Financial services income recognition - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail loans are deferred and amortized over the estimated life of the contract.  Insurance commissions are recognized as earned and commissions on the sale of third party extended service contracts are recognized when the contract is written.

Research and development expenses - Research and development expenses were $150.3 million, $139.7 million and $129.5 million for 2003, 2002 and 2001, respectively.

Advertising costs - The Company expenses the production cost of advertising the first time the advertising takes place.  During 2003, 2002 and 2001 the Company incurred $50.8 million,  $57.8 million and $35.0 million in advertising costs, respectively.

Shipping and Handling costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Derivative financial instruments – The Company selectively uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk. The Company’s policy specifically prohibits the use of derivatives for speculative purposes.  The fair values of the Company’s derivative financial instruments are discussed in Note 10 to the consolidated financial statements.

All derivative instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings.  For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income.  Any ineffective portion is immediately recognized in earnings.  No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness.

Foreign Currency Contracts

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.  The Company’s foreign currency contracts, which generally have maturities of less than one year, are designated as cash flow hedges.  The effectiveness of these hedges is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate and are highly effective.

Interest Rate Swaps

HDFS enters into interest rate swap agreements to reduce the impact of fluctuations in interest rates on its securitization transactions. HDFS originates fixed-rate retail loans on an ongoing basis.  Eligible loans are pooled and sold through securitization transactions on a periodic basis.  HDFS utilizes interest rate swap agreements to hedge anticipated cash flows from the securitization of retail motorcycle loans.

In addition, HDFS enters into interest rate swap agreements to reduce the impact of fluctuations in interest rates on its fixed and floating rate debt.

At inception, HDFS designates each interest rate swap as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

	2003	2002	2001
Net income, as reported	$760,928	$580,217	$437,746
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(13,415)	(12,191)	(11,797)
Pro forma net income	$747,513	$568,026	$425,949

Earnings per share:
Basic as reported	$2.52	$1.92	$1.45
Basic pro forma	$2.47	$1.88	$1.41

Diluted as reported	$2.50	$1.90	$1.43
Diluted pro forma	$2.46	$1.86	$1.39

In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of approximately 3%, 4% and 5% respectively; dividend yield of ..3%, .3% and .2%, respectively; expected common stock market volatility factor of .4; and a weighted-average expected life of the options of 4.7 years.  Forfeitures are recognized as they occur.

Reclassifications - Certain prior year balances in the Statements of Cash Flows have been reclassified in order to conform with current year presentation.

2.  Additional balance sheet and cash flow information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the three years ended December 31.

Additional balance sheet information

Accounts receivable, net (in thousands):	2003	2002
Domestic	$16,542	$14,168
Foreign	95,864	94,526
	$112,406	$108,694

Domestic motorcycle sales are generally financed by the purchasing dealers.  Foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or financed by the purchasing dealers. The allowance for doubtful accounts deducted from accounts receivable was $9.3 million and $4.3 million as of December 31, 2003 and 2002, respectively.

Inventories, net (in thousands):	2003	2002
Components at the lower of FIFO cost or market:
Raw materials and work in process	$89,823	$82,209
Motorcycle finished goods	57,778	57,076
Parts and accessories and general merchandise	77,417	95,888
Inventory at lower of FIFO cost or market:	225,018	235,173
Excess of FIFO over LIFO cost	17,292	17,017
	$207,726	$218,156

Inventory obsolescence reserves deducted from FIFO cost were $17.0 million and $17.2 million as of December 31, 2003 and 2002, respectively.

Property, plant and equipment, at cost (in thousands):	2003	2002
Land and land improvements	$35,039	$20,674
Buildings and improvements	361,162	273,959
Machinery and equipment	1,661,554	1,448,312
Construction in progress	133,430	263,311
	2,191,185	2,006,256
Less accumulated depreciation	1,144,875	973,660
	$1,046,310	$1,032,596

Accrued expenses and other liabilities (in thousands):	2003	2002
Payroll, performance incentives, and related expenses	$163,095	$155,190
Warranty and recalls	34,069	33,834
Dealer incentive programs	50,378	39,529
Income taxes	54,826	67,886
Fair value of derivative financial instruments	32,382	16,318
Other	72,816	67,739
	$407,566	$380,496

Components of accumulated other comprehensive income (loss), net of tax (in thousands):

	2003	2002
Cumulative foreign currency translation adjustment	$24,138	$4,529
Unrealized gain on investment in retained securitization interest	38,324	32,104
Unrealized net loss on derivative financial instruments	(13,752)	(9,156)
Unrealized net (loss) gain on marketable securities	(1,536)	618
Minimum pension liability adjustment	—	(74,361)
	$47,174	$(46,266)

Supplemental cash flow information

Net changes in current assets and current liabilities (in thousands):

	2003	2002	2001
Accounts receivable	$(3,712)	$10,149	$(20,532)
Inventories	10,430	(37,041)	10,816
Prepaid expenses & other current assets	13,889	(13,067)	(5,347)
Finance receivables – accrued interest and other	(54,796)	(36,382)	(18,592)
Accounts payable and accrued liabilities	15,545	92,430	91,428
	$(18,644)	$16,089	$57,773

Cash paid during the period for interest and income taxes (in thousands):

	2003	2002	2001
Interest	$17,024	$15,067	$24,806
Income taxes	$370,597	$241,392	$175,302

Interest paid includes the interest payments of HDFS which are included in financial services expense.  The Company capitalized approximately $3.9 million and $2.7 million of interest expense in 2003 and 2002, respectively, in connection with expansion projects.  No interest was capitalized in 2001.

3.  Harley-Davidson Financial Services, Inc.

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail loans, primarily for the purchase of motorcycles.  HDFS is responsible for all credit and collection activities for the Motorcycles segment’s domestic dealer receivables and many of its European dealer receivables.  Prior to August 2002, HDFS offered wholesale financing to the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  In August 2002, HDFS terminated the joint venture relationship and began directly servicing the wholesale financing needs of many of the Company’s European dealers.

Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners.  HDFS conducts business in the United States, Canada and Europe.  The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2003	2002	2001
Interest income	$87,048	$76,078	$76,201
Gain on current year securitizations	82,221	56,139	45,037
Servicing fee income	24,317	18,571	13,284
Insurance commissions	44,847	36,055	28,744
Income on investment in retained securitization interests	32,181	18,776	14,559
Other income	8,845	5,881	3,720
Financial services income	279,459	211,500	181,545

Interest expense	17,635	15,149	24,707
Provision for credit losses	4,076	6,167	22,178
Operating expenses	89,875	85,957	73,387
Financial services expense	111,586	107,273	120,272
Operating income from financial services	$167,873	$104,227	$61,273

Interest income includes approximately $9.2 million, $8.4 million, and $9.3 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2003, 2002 and 2001, respectively.  This interest is paid on behalf of HDMC’s independent dealers as an incentive to purchase inventory during winter months.  Included in other income is approximately $5.1 million, $3.6 million, and $1.9 million of fees HDMC paid to HDFS for credit and collection activities on receivables purchased from HDMC during 2003, 2002, and 2001, respectively.  The transactions described above, between the Motorcycles and Financial Services segments are not eliminated; however, the net effect had no impact on consolidated net income.

Finance Receivables

Finance receivables owned by HDFS at December 31, for the past five years were as follows (in thousands):

	2003	2002	2001	2000	1999
Wholesale
United States	$690,662	$574,489	$527,513	$414,713	$314,266
Europe	91,987	91,137	—	—	—
Canada	59,171	42,236	40,793	42,213	43,786
Total Wholesale	841,820	707,862	568,306	456,926	358,052
Retail
United States	580,191	509,094	291,796	168,960	189,540
Canada	92,740	60,921	52,241	49,574	38,893
Total Retail	672,931	570,015	344,037	218,534	228,433
Retail revolving charge	—	—	—	—	149,818
	1,514,751	1,277,877	912,343	675,460	736,303
Allowance for credit losses	31,311	31,045	28,684	10,947	13,945
	1,483,440	1,246,832	883,659	664,513	722,358
Investment in retained securitization interests	254,409	198,748	152,097	100,437	73,481
	$1,737,849	$1,445,580	$1,035,756	$764,950	$795,839

Finance receivables include wholesale loans to dealers and retail loans to consumers. Wholesale loans to dealers are generally secured by financed inventory or property.  Retail loans consist of secured promissory notes and installment loans. HDFS either holds titles or liens on titles to vehicles financed by promissory notes and installment loans.

Wholesale finance receivables are originated in the U.S., Canada, and Europe.  HDFS began originating European receivables in August 2002, assuming business formerly served by HDFS’ European joint venture.

As of December 31, 2003 and 2002, approximately 10% of gross outstanding finance receivables were originated in Canada and 10% were originated in California, respectively.

At December 31, 2003 and 2002, unused lines of credit extended to HDFS’ wholesale finance customers totaled $588 million and $314 million respectively.  Approved but unfunded retail finance loans totaled $289 million and $237 million at December 31, 2003 and 2002 respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles and aircraft. On December 31, 2003, contractual maturities of finance receivables were as follows (in thousands):

	United States	Europe	Canada	Total
2004	$742,336	$91,987	$70,610	$904,933
2005	61,724	—	12,281	74,005
2006	67,926	—	13,762	81,688
2007	72,623	—	15,422	88,045
2008	81,136	—	17,282	98,418
Thereafter	245,108	—	22,554	267,662
Total	$1,270,853	$91,987	$151,911	$1,514,751

As of December 31, 2003, all finance receivables due after one year were at fixed interest rates.

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the years ended December 31 are as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$31,045	$28,684	$10,947
Provision for finance credit losses	4,076	6,167	22,178
Charge-offs	(3,810)	(3,806)	(4,441)
Balance at end of year	$31,311	$31,045	$28,684

At December 31, 2003, 2002 and 2001, the carrying value of retail and wholesale finance receivables contractually past due 90 days or more is (in thousands):

	2003	2002	2001
United States	$2,012	$1,724	$2,262
Canada	639	523	365
Europe	4,126	5,307	—
Total	$6,777	$7,554	$2,627

Securitization Transactions

During 2003, 2002 and 2001, the Company sold $1.7 billion, $1.3 billion, and $1.0 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPE’s (see Note 1 to the consolidated financial statements). The Company retains interest-only strip receivables, servicing rights, and cash reserve account deposits, collectively referred to as investment in retained securitization interests. In conjunction with these and prior sales, HDFS has assets of $254.4 million and $198.7 million representing retained securitization interests at December 31, 2003 and 2002, respectively. The Company receives annual servicing fees approximating one percent of the outstanding balance. HDFS serviced $2.6 billion and $2.0 billion of retail loans as of December 31, 2003 and 2002, respectively.

The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Investors and securitization trusts have no recourse to the Company’s other assets. Recourse is limited to the Company’s rights to future cash flow on retained securitization interests, excluding servicing rights and cash reserve account deposits. Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain on current year securitizations are credit losses, prepayments, and discount rate.

Key assumptions used to calculate gain on current year securitizations, at the date of the transaction, for securitizations completed in 2003 ,2002 and 2001 were:

	2003	2002	2001
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%	2.50%
Weighted-average life (in years)	1.93	1.95	1.93
Expected cumulative net credit losses	2.60%	2.38%	2.13%
Residual cash flows discount rate	12.00%	12.00%	12.00%

Key assumptions used to value the investment in retained securitization interests as of December 31, 2003 and 2002 were:

	2003	2002
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%
Weighted-average life (in years)	1.97	1.97
Expected cumulative net credit losses	2.48%	2.24%
Residual cash flows discount rate	12.00%	12.00%

Detailed below for all retained securitization interests at December 31, 2003 and 2002 is the sensitivity of the fair value to immediate 10 percent and 20 percent adverse changes in the weighted average key assumptions (dollars in thousands):

	2003	2002
Carrying amount/fair value of retained interests	$254,409	$198,748
Weighted-average life (in years)	1.97	1.97

Prepayment speed assumption (monthly rate)	2.50%	2.50%
Impact on fair value of 10% adverse change	$(7,300)	$(7,200)
Impact on fair value of 20% adverse change	$(14,200)	$(14,000)

Expected cumulative net credit losses	2.48%	2.24%
Impact on fair value of 10% adverse change	$(11,100)	$(7,300)
Impact on fair value of 20% adverse change	$(22,300)	$(14,600)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	$(4,600)	$(3,400)
Impact on fair value of 20% adverse change	$(9,000)	$(6,700)

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

Expected cumulative net credit losses are a key assumption in the valuation of retained securitization interests. Weighted average expected net credit losses for all active securitizations as of December 31, 2003, 2002, and 2001 were 2.48%, 2.24% and 2.05% respectively.  The table below summarizes expected cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized, as of December 31, 2003, 2002 and 2001, for all securitizations completed during the years noted.

Expected cumulative net	Loans Securitized in
Credit Losses (%) as of:	2003	2002	2001	2000	1999
December 31, 2003	2.60%	2.39%	2.25%	2.37%	2.15%
December 31, 2002	—	2.38	2.13	2.06	2.05
December 31, 2001	—	—	2.13	1.95	1.94

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Proceeds from new securitizations	$1,724,060	$1,246,262
Servicing fees received	23,789	17,984
Other cash flows received on retained interests	144,343	105,216
10% Clean-up call repurchase option	(31,779)	(21,416)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS.  As of December 31, 2003 and 2002 managed retail motorcycle loans totaled $3.0 billion and $2.4 billion, respectively, of which $2.6 billion and $2.0 billion, respectively, are securitized. The principal amount of motorcycle managed loans 60 days or more past due was $40.7 million and $39.6 million at December 31, 2003 and 2002, respectively. Managed loans 60 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the motorcycle managed loans were $27.0 million and $15.8 million during 2003 and 2002, respectively.

Finance Debt

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2003	2002
Commercial paper	$406,907	$592,932
Domestic credit facility	95,913	66,546
European credit facility	62,599	73,101
Medium-term notes	398,886	—
Senior subordinated notes	30,000	30,000
	$994,305	$762,579

HDFS may issue commercial paper of up to $750 million. Maturities may range up to 270 days from the issuance date. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities noted below. Therefore the outstanding balance of commercial paper combined with the outstanding balance of the Domestic Credit facilities was limited to $750 million as of December 31, 2003.  The weighted-average interest rate of outstanding commercial paper balances was 1.10% and 1.34% at December 31, 2003 and 2002, respectively.  The December 31, 2003 weighted-average interest rate includes the impact of interest rate swap agreements.

HDFS has entered into agreements with a group of financial institutions providing bank credit facilities (Domestic Credit Facilities) of $750 million. The Domestic Credit Facilities consist of a $400 million, 364-day revolving loan due September 2004 and a $350 million, five-year revolving loan due September 2005. The primary uses of the Domestic Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS’ operations. Subject to certain limitations, HDFS has the option to borrow in various currencies. Interest is based on London interbank offered rates (LIBOR) or other short-term rate indices, depending on the type of advance.

During July 2002, HDFS entered into a $200 million revolving credit facility due July 2005.  The primary purpose of the facility is to fund HDFS’ European business operations.  Subject to certain limitations, HDFS can borrow in various currencies.  Interest is based on LIBOR or European Interbank Offered Rates based on the currency of the borrowings.

During November 2003, HDFS issued $400 million of 3.63% medium term notes (Notes) due in December 2008.  The Notes provide for semi-annual interest payments and principal due at maturity.  At December 31, 2003, the Notes reflect a $1.1 million decrease due to the fair value adjustment related to the impact of the interest rate swap agreements.  The effect of the swap agreements is to convert the interest rate on the Notes from a fixed rate to a floating rate.  The weighted-average interest rate for 2003 was 1.3%, which includes the impact of interest rate swap agreements.

At December 31, 2003, and 2002, HDFS had $30 million of 6.79% senior subordinated notes outstanding due in 2007. The senior subordinated notes provide for semi-annual interest payments and principal at maturity.

The Company has classified the $398.9 million of medium term notes and the $30.0 million senior subordinated notes as long-term finance debt at December 31, 2003.  Additionally, the Company has also classified $241.1 million related to its Commercial Paper, its Domestic Credit Facilities and its European Credit Facility as long-term finance debt as of December 31, 2003.  This amount has been excluded from current liabilities because it is supported by long-term agreements and because the Company intends that at least this amount will remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

HDFS has met various operating and financial covenants and remains in compliance at December 31, 2003. The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants. Support may be provided either as capital contributions or loans at the Company’s option. No amount has ever been provided to HDFS under the support agreement.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million at market rates of interest.  As of December 31, 2003, HDFS had no borrowings owed to the Company under the revolving credit agreement.  As of December 31, 2002, HDFS had $100 million in outstanding borrowings to the Company under this agreement.  The loan is eliminated upon consolidation and therefore is not included in finance debt on the consolidated balance sheets.

4. Income taxes

Provision for income taxes for the years ended December 31, consists of the following (in thousands):

	2003	2002	2001
Current:
Federal	$324,960	$241,915	$207,768
State	33,461	20,265	24,723
Foreign	4,581	4,870	6,757
	363,002	267,050	239,248
Deferred:
Federal	39,902	34,048	(3,680)
State	5,040	5,079	(629)
Foreign	(2,837)	(567)	770
	42,105	38,560	(3,539)
Total	$405,107	$305,610	$235,709

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2003	2002	2001
Provision at statutory rate	35.0%	35.0%	35.0%
Foreign income taxes	0.1	0.2	0.3
Foreign tax credits	(0.1)	(0.1)	(0.2)
State taxes, net of federal benefit	2.1	1.5	2.2
Foreign sales corporation	(0.5)	(0.5)	(0.7)
Research and development credit	(0.5)	(0.6)	(0.8)
Other	(1.4)	(1.0)	(0.8)
Provision for income taxes	34.7%	34.5%	35.0%

Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2003	2002
Deferred tax assets:
Accruals not yet tax deductible	$69,802	$56,473
Postretirement health care benefit obligation	49,161	46,682
Other, net	15,088	4,761
	134,051	107,916
Deferred tax liabilities:
Depreciation, tax in excess of book	(82,959)	(72,840)
Prepaid pension costs	(93,461)	—
Unrealized gain on investment in retained securitization interests	(20,818)	(17,552)
Other, net	(11,499)	(5,572)
	(208,737)	(95,964)
Net deferred tax (liability) asset	$(74,686)	$11,952

5.  Commitments and contingencies

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. The Company’s petition was granted and oral argument before the Wisconsin Supreme Court was held on November 5, 2003.

A decision is expected sometime in 2004, and the Company intends to continue to vigorously defend this matter.  The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS).

In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy.  The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement.  The objectives and procedures for facility lead corrective action under RCRA are consistent with the investigation and remediation already being conducted under the Agreement with the Navy, and the Company agreed to participate in EPA’s corrective action program under a RCRA facility lead agreement.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.9 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities.  Response Costs are expected to be incurred over a period of several years ending in 2010.

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

6.  Employee benefit plans and other postretirement benefits

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

Obligations and Funded Status

The information following provides detail of changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s September 30 measurement date (in thousands).

	Pension and SERPA		Postretirement Health Care Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, October 1	$567,216	$450,681	$184,996	$146,658
Service cost	35,282	22,158	12,145	8,411
Interest cost	41,979	35,723	13,462	11,539
Plan amendments	—	473	—	—
Actuarial losses	77,153	67,538	48,217	24,654
Plan participant’s contributions	6,738	5,626	12	11
Benefits paid	(17,011)	(14,983)	(7,969)	(6,277)
Benefit obligation, September 30	711,357	567,216	250,863	184,996

Change in plan assets:
Fair value of plan assets, October 1	309,469	290,118	—	—
Actual return on plan assets	59,116	(24,873)	—	—
Company contributions	292,116	53,581	7,957	6,266
Plan participant contributions	6,738	5,626	12	11
Benefits paid	(17,011)	(14,983)	(7,969)	(6,277)
Fair value of plan assets, September 30	650,428	309,469	—	—

Funded status of the plans:
Projected benefit obligation over plan assets	(60,929)	(257,747)	(250,863)	(184,996)
Unrecognized prior service cost	62,040	69,138	9,500	10,046
Unrecognized net loss	246,759	199,459	111,603	67,682
Minimum pension liability:
Intangible asset	—	(68,127)	—	—
Accumulated other comprehensive loss	—	(119,744)	—	—
Prepaid (accrued) benefit cost, September 30	247,870	(177,021)	$(129,760)	(107,268)
Fourth quarter contributions	—	100,055	2,316	1,849
Prepaid (accrued) benefit cost, December 31	$247,870	$(76,966)	$(127,444)	$(105,419)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other long- term liabilities)	$(37,311)	$(76,966)	$(127,444)	$(105,419)
Prepaid benefit cost (other long-term assets)	285,181	—	—	—
Net amount recognized	$247,870	$(76,966)	$(127,444)	$(105,419)

Benefit Costs

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Health Care Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$35,282	$22,158	$19,060	$12,145	$8,411	$5,473
Interest cost	41,979	35,723	30,674	13,462	11,539	7,943
Expected return on plan assets	(39,500)	(29,323)	(30,746)	—	—	—
Amortization of unrecognized:
Prior service cost	7,098	7,148	6,368	546	546	546
Net loss	9,609	6,320	6,325	4,296	1,766	100
Net periodic benefit cost	$54,468	$42,026	$31,681	$30,449	$22,262	$14,062

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 and weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

	Pension and SERPA			Postretirement Health Care Benefits
	2003	2002	2001	2003	2002	2001
Assumptions for benefit obligations
Discount rate	6.50%	7.25%	8.00%	6.50%	7.25%	8.0%
Rate of compensation	4.00%	5.00%	5.00%	n/a	n/a	n/a

Assumptions for net periodic benefit cost
Discount rate	6.50%	8.00%	8.00%	6.50%	8.00%	8.0%
Expected return on plan assets	8.50%	8.50%	10.50%	n/a	n/a	n/a
Rate of compensation increase	5.00%	5.00%	5.00%	n/a	n/a	n/a

At March 31, 2003, the Company elected to establish an interim actuarial measurement date. At that time the Company remeasured its benefit obligations and costs using a discount rate assumption of 6.5% compared to the previous assumption of 7.25%.

Pension and SERPA Accumulated Benefit Obligation

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation and plan asset value.  The accumulated benefit obligation is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels.  The total accumulated benefit obligation for all the Company’s pension and SERPA plans combined was $605.6 million and $482.5 million as of September 30, 2003 and 2002, respectively.

As of September 30, 2003, primarily as a result of the Company’s significant contributions during 2003, all of the Company’s individual pension plans had plan assets in excess of their accumulated benefit obligations and only one of its pension plans had a projected benefit obligation ($209.2 million) in excess of plan assets ($173.5 million). The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $49.8 and $32.6 million, respectively as of September 30, 2003.  As of September 30, 2002 all of the Company’s individual Pension and SERPA plans had accumulated benefit obligations in excess of plan assets.

Pension Plan Assets

The Company’s pension plan weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows (in thousands):

	2003		2002
Equity securities (excluding Company stock)	$364,117	56%	$135,376	44%
Debt securities	86,117	13	48,940	16
Company stock	61,387	10	59,158	19
Cash	138,807	21	65,995	21
Total	$650,428	100%	$306,469	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges as a percentage of total market value are as follows: equity securities 45% to 75%, debt securities 13% to 17% and Company stock not to exceed 25%. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments.  The allocation of balances at September 30, 2003 and 2002 were not reflective of the Company’s targets as a result of large contributions ($180 million in 2003 and $50 million in 2002) which had not yet been completely allocated from cash. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The fair value of plan assets were approximately $700 and $418 million as of December 31, 2003 and 2002, respectively.  Included in the plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2003 and 2002.  The market value of these shares at December 31, 2003 and 2002 was $60.5 million and $58.9 million, respectively.  Company policy limits the value of its stock to 25% of the total value of plan assets.

The Company’s overall expected long-term rate of return on assets is 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Pension Plan Contributions

The Company contributed $345.7 million to its pension plans during 2003 and 2002, combined.  As a result of these significant contributions, the Company has no minimum required contributions in 2004 and currently does not plan to make a contribution in 2004.

Postretirement Medical Plan Health Care Cost

The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2003	2002
Health care cost trend rate for next year	15.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	6.0%
Year that the rate reaches the ultimate trend rate	2007	2006

This health care cost trend rate assumption can have a significant effect on the amounts reported.  A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percent Increase	1-Percent Decrease
Total of service and interest cost components in 2003	$3,719	$3,053
Postretirement benefit obligation as of September 30, 2003	$27,271	$24,484

Postretirement Medical Plan Amendment

In November of 2003, subsequent to the September 30 measurement date, the Company and its Milwaukee area union workers agreed to amend certain benefits of their postretirement medical plan. As a result of these amendments the Company remeasured its postretirement obligations and costs as of November 13, 2003.  In calculating the revised obligations and costs the Company incorporated the impact of the amendment and updated its assumption for retirement age. The new measurement resulted in a lower benefit obligation, but had no immediate impact on the accrued benefit cost.  The initial impact to the accrued benefit cost will be reflected in 2004 when the Company first records the newly measured net periodic benefit cost.  The information following provides the detailed changes to the benefit obligation from the Company’s September 30 measurement date to its November 13 remeasurement date and the corresponding reconciliation to the accrued benefit cost recorded in the financial statements as of December 31, 2003 (in thousands).

Change in benefit obligation:
Benefit obligation, September 30, 2003	$250,863
Plan amendment	(18,866)
Actuarial losses	13,735
Benefits paid	(1,280)
Benefit obligation, November 13, 2003	244,452

Plan assets, November 13, 2003	—

Funded status of the plans:
Benefit obligation, November 13, 2003	$(244,452)
Unrecognized prior service cost	(9,366)
Unrecognized net loss	125,338
Accrued benefit cost, November 13, 2003	(128,480)
Contributions November 13 through December 31, 2003	1,036
Accrued benefit cost, December 31, 2003	$(127,444)

Medicare Changes

On December 8, 2003, a bill was signed into law that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

Defined Contribution Plans

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees.  Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.  The Company expensed $7.8 million, $6.9 million and $5.3 million for matching contributions during 2003, 2002 and 2001, respectively.

7.  Capital stock

As of December 31, 2003 and 2002, the Company was authorized to issue 800,000,000 shares of common stock of $.01 par value and 2,000,000 shares of preferred stock of $1.00 par value.

The Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 750,000 and 1,089,000 shares of its common stock during 2003 and 2002, respectively, under this authorization.

In addition, the Board of Directors has also separately authorized the Company to repurchase shares of the Company’s outstanding common stock.  During 2003, the Company repurchased 1,596,000 shares of its common stock under this authorization, bringing the total shares repurchased under this authorization to 8,196,000.  As a result, as of December 31, 2003, the Company may repurchase an additional 7,804,000 shares of common stock under this authorization.

During 2003 and 2002 total repurchases under both authorizations total 2,346,000 and 1,089,000 shares, at weighed average prices of $44.28 and $52.17, respectively.

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

8. Stock options

The Company has stock option plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights.  The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four year period with the first 25 percent becoming exercisable one year after the date of grant.  The options expire ten years from the date of grant. The number of shares of common stock available for future option grants under such plans were 3.1 million and 4.6 million at December 31, 2003 and 2002, respectively.

The following table summarizes the transactions of the stock option plans for the years ended December 31:

	2003		2002		2001
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Options outstanding at January 1	8,682,868	$27.05	8,528,028	$22.09	10,325,155	$15.12
Options granted	1,652,252	$40.72	1,180,862	$52.10	1,511,131	$43.44
Options exercised	(1,190,887)	$16.17	(957,972)	$13.08	(3,154,865)	$9.10
Options cancelled	(114,804)	$43.89	(68,050)	$36.93	(153,393)	$31.00
Options outstanding at December 31	9,029,429	$30.78	8,682,868	$27.05	8,528,028	$22.09
Weighted-average fair value of options granted during the year	$13.87		$19.27		$16.67

Number of options exercisable at end of year	5,560,631	$22.92	5,438,862	$17.73	4,913,824	$13.38

(1) Represents a weighted-average exercise price.

Options outstanding at December 31, 2003:

Price range	Weighted-Average Contractual life	Options	Weighted-Average Exercise Price
$ 6.09 to $10	1.6	1,094,618	$7.89
$ 10.01 to $20	3.7	1,715,011	$12.66
$ 20.01 to $30	5.1	956,196	$25.77
$ 30.01 to $40	6.3	1,392,119	$34.55
$ 40.01 to $50	8.3	2,725,989	$42.25
$ 50.01 to $60	8.1	1,145,496	$52.10
		9,029,429

9. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (In thousands, except per share amounts):

	2003	2002	2001
Numerator
Net income used in computing basic and diluted earnings per share	$760,928	$580,217	$437,746
Denominator
Denominator for basic earnings per share- Weighted-average common shares	302,271	302,297	302,506
Effect of dilutive securities – employee Stock option plan	2,199	2,861	3,742
Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	304,470	305,158	306,248

Basic earnings per share	$2.52	$1.92	$1.45
Diluted earnings per share	$2.50	$1.90	$1.43

10.  Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, finance debt, foreign currency contracts and interest rate swaps.  The book values of cash and cash equivalents, trade receivables and finance receivables are estimated to approximate their respective fair values.

Marketable Securities

The fair value of marketable securities is based primarily on quoted market prices.  During 2003 and 2002 the Company recorded an after-tax (loss)/gain of $(2.2) million and $.6 million, respectively, in other comprehensive income to adjust marketable securities to their fair value as of December 31.

Finance Debt

None of the Company’s debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.  See Note 3 to the consolidated financial statements for the terms and carrying values of the Company’s various debt instruments.

Foreign Currency Contracts

During 2003 and 2002 the Company utilized foreign currency contracts to hedge its sales transactions denominated in the Euro. The foreign currency contracts were designated as cash flow hedges and generally have lives less than one year.  During 2003 and 2002, these hedges were highly effective throughout the year.  The fair value of foreign currency contracts was based on quoted market prices.  Information related to the Company’s foreign currency contracts as of December 31 is as follows (in millions):

	2003	2002
Notional Euro value	€240.0	€155.0
Notional US dollar value	$268.9	$147.3
Fair value of contracts recorded as current liabilities	$(31.0)	$(14.4)
Unrealized loss recorded in accumulated other comprehensive income, net of tax	$(15.8)	$(8.1)

Unrealized losses, net of taxes, as of December 31, 2002 of $8.1 million were reclassified to earnings during 2003 when the related sales transactions affected income.  The Company expects that the unrealized losses, net of taxes, as of December 31, 2003, of $15.8 million will be reclassified to earnings within one year.

10.  Fair value of financial instruments

Interest Rate Swaps – Securitization Transactions

During 2003 and 2002, HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions.  These interest rate derivatives are designated as cash flow hedges and generally have a life of less than six months.  During 2003 and 2002, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was insignificant. Information related to these swap agreements as of December 31 is as follows (in millions):

	2003	2002
Notional value	$251.8	$241.3
Fair value of swaps recorded as current liabilities	$(0.3)	$(1.9)
Unrealized loss recorded in accumulated other comprehensive income, net of tax	$(0.2)	$(1.1)

Unrealized losses, net of taxes, as of December 31, 2002 of $1.1 million were reclassified to earnings during 2003 upon the sale of the respective motorcycle loans.  Likewise, HDFS expects unrealized losses, net of taxes, as of December 31, 2003, of $0.2 million will be reclassified to earnings within one year when HFDS completes a securitization of retail motorcycle loans.

Interest Rate Swaps – Finance Debt

During 2003, HDFS entered into an interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for a period of four years.  The differential paid or received on this swap is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2003, the agreement was designated as a cash flow hedge.  During 2003, the hedge was highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was insignificant. Information related to the swap agreement as of December 31 is as follows (in millions):

2003
Notional value	$150.0
Fair value of swap recorded as current assets	$3.3
Unrealized gain recorded in accumulated other comprehensive income, net of tax	$2.2

HDFS expects to reclassify $0.8 million of the unrealized gain, net of taxes, to earnings within one year. The unrealized gains will be offset by the payment of variable interest associated with the floating rate debt.

During 2003, HDFS also entered into an interest rate swap agreement that effectively converts a portion of its fixed-rate debt to a floating-rate basis for a period of five years.  The differential paid or received on this swap is recognized on an accrual basis as an adjustment to interest expense. As of December 31, 2003 the agreement was designated as a fair value hedge and there was no ineffectiveness on this hedge.  Information related to this swap agreement as of December 31 is as follows (in millions):

2003
Notional value	$400.0
Fair value of swap recorded as current liabilities	$(1.1)

No ready market exists for swaps utilized by HDFS.  The interest rate swaps are valued using broker quotations.

11. Business segments and foreign operations

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

The Financial Services segment consists of Harley-Davidson Financial Services, Inc.  HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail installment sales contracts primarily for the purchase of motorcycles. Additionally, HDFS is an agency for certain unaffiliated insurance carriers providing property/casualty insurance and extended service contracts to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2003	2002	2001
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$4,624,274	$4,090,970	$3,406,786
Financial Services income	279,459	211,500	181,545
	$4,903,733	$4,302,470	$3,588,331
Income from operations:
Motorcycles	$996,889	$791,121	$613,311
Financial Services	167,873	104,227	61,273
General corporate expenses	(15,498)	(12,646)	(12,083)
	$1,149,264	$882,702	$662,501

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Corporate	Consolidated
2003
Identifiable assets	$1,778,566	$1,821,142	$1,323,380	$4,923,088
Depreciation	191,118	5,555	245	196,918
Net capital expenditures	219,592	7,263	375	227,230

2002
Identifiable assets	$1,541,110	$1,523,542	$796,565	$3,861,217
Depreciation	171,389	4,261	128	175,778
Net capital expenditures	318,048	5,728	90	323,866

2001
Identifiable assets	$1,385,932	$1,096,239	$636,324	$3,118,495
Depreciation and amortization	146,260	6,618	183	153,061
Net capital expenditures	285,023	5,193	165	290,381

Geographic information

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2003	2002	2001
Motorcycles net revenue (1):
United States	$3,807,707	$3,416,432	$2,809,763
Europe	419,052	337,463	301,729
Japan	173,547	143,298	141,181
Canada	134,319	121,257	96,928
Other foreign countries	89,649	72,520	57,185
	$4,624,274	$4,090,970	$3,406,786
Financial Services income(1):
United States	$260,551	$199,380	$172,593
Europe	8,834	4,524	1,214
Canada	10,074	7,596	7,738
	$279,459	$211,500	$181,545
Long-lived assets (2):
United States	$1,400,772	$1,151,702	$1,021,946
Other foreign countries	41,804	36,138	33,234
	$1,442,576	$1,187,840	$1,055,180

(1)Net revenue and income is attributed to geographic regions based on location of customer.

(2)Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

12.   Related party transactions

In accordance with accounting principles generally accepted in the United States the Company is required to disclose material related party transactions.  A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada.  During 2003, 2002 and 2001, the Company recorded revenue and financial services income from Deeley Imports of $135.2 million, $120.3 million and $97.3 million, respectively and had accounts receivables balances due from Deeley Imports of $19.4 million and $7.8 million at December 31, 2003 and 2002, respectively.  All such products were provided in the ordinary course of business at prices and on terms and conditions determined through arm’s-length negotiation.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 30, 2003	Mar 31, 2002	June 29, 2003	June 30, 2002	Sep 28, 2003	Sep 29, 2002	Dec 31, 2003	Dec 31, 2002
Net revenue	$1,113.7	$927.8	$1,218.9	$1,001.1	$1,133.6	$1,135.5	$1,158.1	$1,026.5
Gross profit	403.0	315.3	443.2	335.1	403.3	396.9	416.0	370.6
Net income	$186.2	$120.0	$202.2	144.3	$190.1	165.0	$182.4	150.9

Earnings per common share:
Basic	$.62	$.40	$.67	$.48	$.63	$.55	$.60	$.50
Diluted	$.61	$.39	$.66	$.47	$.62	$.54	$.60	$.49

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and executive officers of the registrant

The information included or to be included in the Company’s definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed on or about March 19, 2004 (the Proxy Statement) under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” is incorporated by reference herein.

The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s chief executive officer, the chief financial officer and the principal accounting officer or controller and other persons performing similar functions. The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at www.harley-davidson.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2003.

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders:
Management employees	8,716,229	$30.55	2,853,095

Equity compensation plans not submitted to shareholders:
Union employees -
Kansas City, MO	21,080	$21.19	24,634
York, PA	250,420	$38.88	46,775
Non employees -
Board of Directors	41,700	$31.13	130,202
	313,200	$37.06	201,611
Total all plans	9,029,429	$30.78	3,054,706

Plan documents for each of the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and are included in the list of exhibits to this annual report on Form 10-K.  The Management employees’ stock option plan is also discussed in detail in the Proxy Statement.  Equity compensation plans not submitted to shareholders for approval were adopted prior to current regulations requiring such approval and have not been materially altered since adoption.

The material features of the Union employees’ stock option plans not approved by shareholders are the same as the material features of the Management employees’ stock option plan.  Under the Company’s Management and Union stock option plans, options have an exercise price equal to the fair market value of the underlying stock at the date of grant, expire ten years from the date of grant and vest ratably over a four-year period, with the first 25 percent becoming exercisable one year after the date of grant.

Effective December 31, 2002, non-employee directors of the Company’s Board of Directors were no longer eligible to receive stock options.  Prior to December 31, 2002, under the Board of Directors’ plan, each non-employee director who served as a member of the Board immediately following the annual meeting of shareholders was automatically granted an immediately exercisable stock option for the purchase of such number of shares of Common Stock equal to three times the annual retainer fee for directors divided by the fair market value of a share of Common Stock on the day of grant (rounded up to the nearest multiple of 100). Board of Director stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and expire ten years from the date of grant.

In addition, non-employee directors may elect to receive 50% of the annual fee to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders.

In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines).  The ownership guidelines stipulate that all directors hold 5,000 shares of the Company’s Common Stock and senior executives hold from 5,000 to 30,000 shares of the Company’s Common Stock depending on their level.  The directors and senior executives have five years from January 2002 to accumulate the appropriate number of shares of the Company’s Common Stock.

Item 13.    Certain relationships and related transactions

The information included or to be included in the Proxy Statement under the caption “Certain Transactions” is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services

The information included or to be included in the Proxy Statement under the caption “Fees Paid to Ernst & Young LLP” is incorporated by reference herein.

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

	4.

Form 8-K - On October 15, 2003 the Company issued a press release announcing the Company’s third quarter and year-to-date financial results for the reporting periods ended September 28, 2003.  A copy of the Company’s press release was attached as Exhibit 99 to a Current Report on Form 8-K filed October 21, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a) 1 and 2]

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIST OF EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

3.1	Restated Articles of Incorporation

3.2	By-Laws

4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000

4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein

10.2*	1990 Stock Option Plan as amended through December 9, 1998

10.3*	1995 Stock Option Plan as amended through December 8, 1999

10.4*	Director Stock Plan

10.5*	Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin, Sutton and Ziemer, Ms. Lione and Ms. Zarcone.

10.6*	Deferred Compensation Plan

10.7*	Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione

10.8*	Harley-Davidson, Inc. Corporate Short Term Incentive Plan

10.9*	Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin

10.10*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione.

10.11*	Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Mssrs. Bleustein, Ziemer and McCaslin.

10.12*	Harley-Davidson Pension Benefit Restoration Plan

10.13*	Description of Post-Retirement Life Insurance Equivalent

*            Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

LIST OF EXHIBITS
[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.14	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan

10.15*	Employment Agreement between the Registrant and Ms. Zarcone

10.16	2001 York Hourly- Paid Employees Stock Option Plan

10.17*	Deferred Long-Term Incentive Plan approved May 4, 2002

10.18*	Director Compensation Policy effective May 4, 2002

10.19*	Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003

10.20*	Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999

10.21*	Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

*            Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Schedule II

HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002 and 2001
(In thousands)

Classification	Balance at Beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
Accounts receivable- Allowance for doubtful accounts:

2003	$4,259	$6,485	$(1,376)	$9,368

2002	2,619	1,782	(142)	4,259

2001	1,779	840	—	2,619

Finance receivables- Allowance for doubtful accounts:

2003	$31,045	$4,076	$(3,810)	$31,311

2002	28,684	6,167	(3,806)	31,045

2001	10,947	22,178	(4,441)	28,684

Inventories- Allowance for obsolescence(2):

2003	$17,150	$8,311	$(8,505)	$16,956

2002	13,037	7,283	(3,170)	17,150

2001	9,788	7,347	(4,098)	13,037

(1)              Deductions represent amounts written off to the reserve, net of recoveries.

(2)              Stated in last-in, first-out (LIFO) cost.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

HARLEY-DAVIDSON, INC.

By:	/S/ Jeffrey L. Bleustein
Jeffrey L. Bleustein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Name	Title

/S/ Jeffrey L. Bleustein	Chairman, Chief Executive Officer and Director
Jeffrey L. Bleustein	(Principal executive officer)

/S/ James L. Ziemer	Vice-President and Chief Financial Officer
James L. Ziemer	(Principal financial officer)

/S/ James M. Brostowitz	Vice-President and Treasurer
James M. Brostowitz	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ George H. Conrades	Director
George H. Conrades

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ George L. Miles	Director
George L. Miles

/S/ James A. Norling	Director
James A. Norling

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001 (File No. 1-9183))

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

10.3*

Harley-Davidson, Inc. 1995 Stock Option Plan as amended through December 8, 1999 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.4*	Harley-Davidson, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.5*

Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin,  Sutton and Ziemer, Ms. Lione and Ms. Zarcone. (incorporated herein by reference to Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.6*	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.7*

Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.8*

Harley-Davidson, Inc. Corporate Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9183))

10.9*

Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.10*

Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione. (incorporated herein by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.11*

Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.12*

Harley-Davidson Pension Benefit Restoration Plan  (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.13*

Description of Post-Retirement Life Insurance Equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.14	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-8 (File No. 333-75347))

10.15*

Employment Agreement between the Registrant and Ms. Zarcone (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))

10.16

2001 York Hourly- Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.17*

Deferred Long-Term Incentive Plan approved May 4, 2002 (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.18*

Director Compensation Policy effective May 4, 2002 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.19*

Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-9183))

10.20*

Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999 (incorporated herein by reference from Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.21*

Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2002 (File No. 1-9183))

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350