Form 10-Q
period 2004-03-28
HARLEY DAVIDSON INC
filed 2004-05-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 28, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number  1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its Charter)

Wisconsin	39-1382325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)
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

Common Stock Outstanding as of April 30, 2004: 295,145,463 shares.

HARLEY-DAVIDSON, INC.

Form 10-Q IndexFor
the Quarter Ended March 28, 2004

		Page

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Note regarding forward looking statements		22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Exhibits Index		26

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 28, 2004	March 30, 2003
Net revenue	$1,165,701	$1,113,691
Cost of goods sold	725,572	710,659

Gross profit	440,129	403,032
Financial services income	80,494	70,769
Financial services expense	30,181	27,412

Operating income from financial services	50,313	43,357
Operating expenses	177,520	167,880

Income from operations	312,922	278,509
Interest income, net	4,970	5,957
Other income (expense), net	(713)	(216)

Income before provision for income taxes	317,179	284,250
Provision for income taxes	112,599	98,066

Net income	$204,580	$186,184

Earnings per common share:
Basic	$.69	$.62

Diluted	$.68	$.61

Weighted-average common shares outstanding:
Basic	297,832	302,364

Diluted	299,932	304,560

Cash dividends per share	$.08	$.035

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) March 28, 2004	December 31, 2003	(Unaudited) March 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$590,643	$812,449	$395,943
Marketable securities	512,044	510,211	494,742
Accounts receivable, net	132,270	112,406	117,907
Current portion of finance receivables, net	1,172,532	1,001,990	1,050,330
Inventories	222,811	207,726	214,419
Other current assets	76,975	84,345	75,851

Total current assets	2,707,275	2,729,127	2,349,192
Finance receivables, net	558,737	735,859	451,973
Property, plant and equipment, net	1,015,940	1,046,310	1,028,281
Goodwill, net	52,925	53,678	50,461
Other assets	355,093	358,114	119,867

	$4,689,970	$4,923,088	$3,999,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$299,543	$223,902	$252,575
Accrued expenses and other liabilities	400,415	407,566	401,768
Current portion of finance debt	195,703	324,305	300,060

Total current liabilities	895,661	955,773	954,403
Finance debt	670,000	670,000	380,000
Other long-term liabilities	223,018	212,179	157,194
Postretirement health care benefits	134,091	127,444	110,761
Contingencies (Note 9)
Total shareholders' equity	2,767,200	2,957,692	2,397,416

	$4,689,970	$4,923,088	$3,999,774

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$204,580	$186,184
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	50,947	45,877
Provision for long-term employee benefits	17,581	17,701
Provision for finance credit losses	830	532
Gain on current year securitizations	(25,240)	(26,423)
Collection of retained securitization interests	30,942	18,558
Tax benefit of stock options	9,108	1,755
Other, net	12,165	223
Net changes in current assets and current liabilities	49,977	47,690

Total adjustments	146,310	105,913

Net cash provided by operating activities	350,890	292,097
Cash flows for investing activities:
Capital expenditures	(30,990)	(41,796)
Finance receivables acquired or originated	(1,644,388)	(1,513,044)
Finance receivables collected	1,042,482	939,704
Proceeds from securitizations	613,861	541,072
Purchase of marketable securities	(140,286)	(436,925)
Sales and redemptions of marketable securities	139,315	456,526
Other, net	(266)	(1,759)

Net cash used in investing activities	(20,272)	(56,222)
Cash flows for financing activities:
Net decrease in finance debt	(140,522)	(91,193)
Dividends	(23,587)	(10,610)
Purchase of common stock for treasury	(403,519)	(20,164)
Issuance of common stock under employee stock plans	15,204	1,107

Net cash used in financing activities	(552,424)	(120,860)
Net (decrease) increase in cash and cash equivalents	(221,806)	115,015
Cash and cash equivalents:
At beginning of period	812,449	280,928

At end of period	$590,643	$395,943

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of March 28, 2004 and March 30, 2003, the condensed consolidated statements of income for the three-month periods then ended and the condensed consolidated statements of cash flows for the three-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 — Inventories

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consisted of the following (in thousands):

	March 28, 2004	December 31, 2003	March 30, 2003
Components at the lower of FIFO cost or market:
Raw material & work-in-process	$79,904	$89,823	$78,605
Finished goods	83,624	57,778	61,985
Parts and accessories and general merchandise	76,825	77,417	91,096

	240,353	225,018	231,686
Excess of FIFO over LIFO	17,542	17,292	17,267

	$222,811	$207,726	$214,419

Note 3 — Product Warranty

The Company provides a standard limited warranty on all new motorcycles sold. The warranty coverage includes parts and labor and begins when the motorcycle is sold to a retail customer. During September 2003 (beginning with shipments of 2004 model year motorcycles) the Company extended its warranty coverage from one year to two years in all of its markets except Europe, where the term had already been extended in 2002 to comply with European regulations. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	Three months ended
	March 28, 2004	March 30, 2003
Balance, beginning of period	$30,475	$28,890
Warranties issued during the period	9,434	11,283
Settlements made during the period	(6,499)	(6,400)
Changes to the liability for pre-existing warranties during the period	2,129	529

Balance, end of period	$35,539	$34,302

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services) which consists of the Company’s subsidiary, Harley-Davidson Financial Services, Inc (HDFS). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 28, 2004	March 30, 2003
Net revenue	$1,165,701	$1,113,691
Gross profit	440,129	403,032
Operating expenses	173,031	163,407

Operating income from Motorcycles and Related Products	267,098	239,625
Financial Services income	80,494	70,769
Financial Services expense	30,181	27,412

Operating income from Financial Services	50,313	43,357
Corporate expenses	4,489	4,473

Income from operations	$312,922	$278,509

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per common share (in thousands, except per share amounts):

	Three months ended
	March 28, 2004	March 30, 2003
Numerator
Net income used in computing basic
And diluted earnings per common share	$204,580	$186,184

Denominator
Denominator for basic earnings per common share-
Weighted-average common shares	297,832	302,364
Effect of dilutive securities - employee
Stock options and nonvested stock	2,100	2,196

Denominator for diluted earnings per common share -
Adjusted weighted-average common shares outstanding	299,932	304,560

Basic earnings per common share	$.69	$.62

Diluted earnings per common share	$.68	$.61

Note 6 — Comprehensive Income

Total comprehensive income was $212.3 million and $192.4 million for the three-month periods ended March 28, 2004 and March 30, 2003, respectively. Total comprehensive income is comprised of net income, foreign currency translation adjustments and changes in net unrealized gains and losses related to: investment in retained securitization interests, derivative financial instruments designated as cash flow hedges and marketable securities. The following is a reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 28, 2004	March 30, 2003
Net income	$204,580	$186,184
Foreign currency translation adjustments	(3,144)	1,194
Changes in net unrealized gains and losses, net of tax:
Retained securitization interests	2,733	3,685
Derivative financial instruments	7,620	1,577
Marketable securities	509	(283)

Comprehensive income	$212,298	$192,357

Note 7 – Employee Benefit Plans

The Company has several defined benefit pension plans and several postretirement health care benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Components of net periodic benefit costs were as follows (in thousands):

	Pension & SERPA Benefits Three months ended		Postretirement Healthcare Benefits Three months ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$9,216	$8,820	$2,972	$3,037
Interest cost	11,463	10,494	3,929	3,365
Expected return on plan assets	(14,798)	(9,875)
Amortization of unrecognized:
Prior service cost	1,770	1,775	(254)	136
Net loss	2,536	2,403	1,639	1,074

Net periodic benefit cost	$10,187	$13,617	$8,286	$7,612

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003, the Company has no minimum required pension plan contributions in 2004 and currently does not plan to make a contribution in 2004. Postretirement healthcare claims are paid as incurred.

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

Note 8 — Stock Options

The Company has stock option plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” the estimated fair value of the options, using the Black-Scholes options pricing model, is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

Note 8 — Stock Options (continued)

	Three months ended
	March 28, 2004	March 30, 2003
Net income, as reported	$204,580	$186,184
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all option awards, net of related tax effects	(3,450)	(3,275)

Pro forma net income	$201,130	$182,909

Earnings per share:
Basic as reported	$.69	$.62

Basic pro forma	$.68	$.60

Diluted as reported	$.68	$.61

Diluted pro forma	$.67	$.60

Note 9 — Contingencies

The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The required reserves are monitored on an on-going basis and are updated based on new developments or new information in each matter.

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004 the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action on behalf of the same plaintiffs from the action just dismissed by the Wisconsin Supreme Court. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.6 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

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

Additionally, the Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company and Buell Motorcycle Company and Harley-Davidson Financial Services. Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Motor Company manufactures five families of motorcycles: Touring, Dyna Glide, Softail®, VRSC and Sportster®. Buell Motorcycle Company produces sport motorcycles, including four big-twin XB models and the single-cylinder Buell® Blast®. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Financial Services provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

Overview(1)

Management believes that the Company’s performance during the first quarter of 2004 is in line with both its short and long-term performance objectives. During the first quarter of 2004 the Company shipped 74,090 Harley-Davidson units, grew revenue by 4.7% and increased diluted earnings per share by 11.5%, over the same quarter last year. These results, are on track to meet the Company’s 2004 objectives to ship 317,000 Harley-Davidson units and to achieve an earnings growth rate in the mid-teens. These results, in combination with the Company’s continuing effort to offer innovative products and services and to drive productivity gains in all facets of the business, are in line with the Company’s longer-term goals to ship 400,000 Harley-Davidson units in 2007 and to achieve earnings growth rates in the mid-teens for the foreseeable future.

Results of Operations for the Three Months Ended March 28, 2004
Compared to the Three Months Ended March 30, 2003

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overall

The Company’s net revenue for the first quarter of 2004 totaled $1.17 billion, a $52.0 million, or 4.7%, increase over the first quarter of 2003. First quarter net income for 2004 was $204.6 million compared to $186.2 million in 2003, an increase of 9.9%. Diluted earnings per share for the first quarter of 2004 was $.68, representing an 11.5% increase over 2003 first quarter earnings per share of $.61. Diluted earnings per share was positively impacted during the first quarter of 2004 by a decrease in the weighted-average shares outstanding, which were 299.9 million in the first quarter of 2004 compared to 304.6 million in the same quarter last year. The decrease in weighted-average shares outstanding was primarily due to the Company’s repurchase of 7.8 million shares of common stock during the first quarter of 2004. The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Net Revenue

The following table includes net revenue by product line for the Motorcycles segment for the three months ended March 28, 2004 and March 30, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change

Harley-Davidson(R)motorcycles	$918.8	$876.5	$42.3	4.8%
Buell(R)motorcycles	22.1	20.5	1.6	7.7

Total motorcycles	940.9	897.0	43.9	4.9
Parts & Accessories	169.2	159.8	9.4	5.8
General Merchandise	54.4	56.5	(2.1)	(3.7)
Other	1.2	.4	.8	n.m.

Net revenue	$1,165.7	$1,113.7	$52.0	4.7%

The increase in net revenue during the first quarter of 2004 was led by a $42.3 million, or 4.8%, increase in revenue from the sale of Harley-Davidson motorcycles. Harley-Davidson motorcycle revenue was higher primarily as a result of the 4.9% increase in units shipped (see “Motorcycle Unit Shipments” below). During the first quarter of 2004 Harley-Davidson motorcycle revenue also benefited from changes in foreign currency exchange rates partially offset by lower revenue due to changes in product mix and lower wholesale prices as discussed below.

During the first quarter of 2004 changes in foreign currency exchange rates, when compared to the same period last year, resulted in an increase in Harley-Davidson motorcycle revenue of approximately $17.0 million. Offsetting the higher revenue from changes in exchange rates was lower revenue resulting from changes in product mix and lower wholesale pricing.

Motorcycle revenue in the first quarter of 2004 was negatively impacted by an increase in the percentage of shipments consisting of lower priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive custom motorcycles. This shift in mix was driven by increased production of Sportster motorcycles that began with the introduction of the completely redesigned 2004 Sportster models in September 2003. The redesigned Sportster motorcycles are an important part of the Company’s strategy to attract new customers to the Harley-Davidson family. The Company expects that Sportster motorcycles will continue to be in the range of 20% to 25% of total units shipped over the longer term. (1)

Finally, Harley-Davidson motorcycle revenue in the first quarter of 2004 was negatively impacted by the lower wholesale prices associated with the 2004 model year motorcycles. Wholesale prices on the 2004 models reflect the elimination of 100th Anniversary special edition features and as a result are slightly lower than the wholesale prices for the 100th Anniversary models sold during the first quarter of 2003.

During the first quarter of 2004 net revenue from Parts and Accessories (P&A) totaled $169.2 million, a 5.8% increase over the first quarter of 2003. Total P&A revenue in the first quarter of last year included $13.9 million from sales of 100th Anniversary P&A products. Excluding the 100th Anniversary revenue from 2003, the P&A revenue growth rate for the first quarter of 2004 was 15.9%. On a longer-term basis the Company expects that the growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson® motorcycle units.(1)

General Merchandise net revenue during the first quarter of 2004 was $54.4 million, down 3.7% from the same period last year. Revenue from 100th Anniversary General Merchandise products accounted for $8.3 million of total General Merchandise revenue during the first quarter of last year. Excluding the revenue from the sale of 100th Anniversary products from the first quarter of 2003, the General Merchandise revenue growth rate for the first quarter of 2004 was 12.7%. The Company expects that the longer-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Motorcycle Unit Shipments

The following table includes worldwide motorcycle unit shipments for the three months ended March 28, 2004 and March 30, 2003:

	2004	2003	Increase (Decrease)	% Change

Touring motorcycle units	21,404	18,488	2,916	15.8%
Custom motorcycle units*	36,864	38,972	(2,108)	(5.4)
Sportster motorcycle units	15,822	13,148	2,674	20.3

Harley-Davidson motorcycle units	74,090	70,608	3,482	4.9
Buell motorcycle units	2,603	2,941	(338)	(11.5)

Total motorcycle units	76,693	73,549	3,144	4.3%

*Custom motorcycle units, as used in this table, includes Softail®, Dyna Glide, VRSC and other custom models.

During the first quarter of 2004 the Company shipped 74,090 Harley-Davidson motorcycle units, 3,482 more units than in 2003. This increase in units was driven by strong retail demand for the Company’s 2004 model year motorcycles.

The Company’s wholesale motorcycle unit shipments are retailed through an independent worldwide dealer network. During the first quarter of 2004, retail sales of the Company’s Harley-Davidson motorcycles in the United States outpaced the heavyweight motorcycle (651+cc) industry, with an increase of 13.0%. In Europe and Japan retail sales for Harley-Davidson motorcycles during the first quarter of 2004 were flat and down, respectively, compared to the same quarter last year. Heavyweight (651+cc) motorcycle retail registrations data available to the Company, for the United States, Europe and Japan, through the month indicated, is as follows:

		2004	2003	% Change
United	Harley-Davidson models only (through March)	54,216	47,992	13.0%
States (a)	Industry (through March)	102,407	94,170	8.7
Europe (b)	Harley-Davidson models only (through March)	5,376	5,367	0.2
	Industry (through February)	32,202	33,852	(4.9)
Japan (c)	Harley- Davidson models only (through March)	1,929	2,137	(9.7)
	Industry (through February)	4,350	5,284	(17.7)

(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe data provided by Company reports and Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and The United Kingdom.
(c)	Japan data provided by Company reports and industry sources.

Gross Profit

Gross profit of $440.1 million for the Motorcycles segment in the first quarter of 2004 was $37.1 million, or 9.2%, higher than gross profit in the same quarter last year. The $37.1 million increase in gross profit resulted primarily from the increase in net revenue. The gross margin was 37.8% in the first quarter of 2004 compared to 36.2% in the first quarter of 2003. The increase in gross margin in the first quarter of 2004 was driven primarily by favorable foreign currency exchange rates compared to the same quarter last year. The net impact of changes in foreign currency exchange rates on revenues and costs resulted in $10.0 million of higher gross profit during the first quarter of 2004 compared to the same quarter in 2003.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment, for the three months ended March 28, 2004 and March 30, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change

Interest income	$26.5	$22.7	$3.8	16.7%
Gain on current year securitizations	25.2	26.4	(1.2)	(4.5)
Servicing fee income	6.9	5.3	1.6	30.0
Insurance commissions	10.3	9.6	0.7	7.4
Income on investment in retained securitization
interests	10.4	4.7	5.7	121.3
Other income	1.2	2.1	(0.9)	(42.4)

Financial services income	80.5	70.8	9.7	13.7
Interest expense	5.5	4.6	0.9	18.9
Provision for credit losses	0.8	0.5	0.3	56.0
Operating expenses	23.9	22.3	1.6	7.2

Financial services expense	30.2	27.4	2.8	10.1

Operating income from financial services	$50.3	$43.4	$6.9	16.0%

Financial services income during the first quarter of 2004 was $80.5 million, an increase of $9.7 million over the first quarter of 2003. Operating income from financial services for the first quarter of 2004 was $50.3 million, an increase of $6.9 million over same quarter in 2003. The increase in operating income during the first quarter of 2004 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products as well as increased securitization related income.

During the first quarter of 2004, HDFS sold $625.0 million of retail motorcycle loans through securitization transactions resulting in gains of $25.2 million.  During the first quarter of 2003, HDFS sold approximately $550.0 million of retail motorcycle loans resulting in gains of $26.4 million.  The net gain as a percentage of the amount of loans securitized was 4.04% in 2004, which decreased from 4.80% in 2003, but is within the Company’s expectation of 3% to 4% for the current interest rate environment.(1)

During 2004, income on investment in retained securitization interests increased $5.7 million over 2003 as the portfolio continued to perform better than anticipated.

Changes in HDFS’ allowance for credit losses during the three months ended March 28, 2004 and March 30, 2003 were as follows (in millions):

	2004	2003
Balance, beginning of period	$31.3	$31.0
Provision for finance credit losses	0.8	0.5
Charge-offs	(0.8)	(0.5)

Balance, end of period	$31.3	$31.0

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended March 28, 2004 and March 30, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change

Motorcycles	$173.0	$163.4	$9.6	5.9%
Corporate	4.5	4.5	0.0	--

Total operating expenses	$177.5	$167.9	$9.6	5.7%

Total operating expenses during the first quarter of 2004 increased $9.6 million or 5.7% compared to the same period last year. Operating expenses as a percent of net revenue were 15.2% and 15.1% for first quarters of 2004 and 2003, respectively. Operating expenses, which include selling, administrative and engineering expense, are driven by the Company’s ongoing investment in various initiatives designed to support its current and longer-term growth objectives. In addition, during the first quarter of 2004, operating expenses were negatively impacted by $3.0 million due to changes in foreign currency exchange rates when compared to the first quarter of 2003.

Interest Income, net

Net interest income for the Motorcycles segment during the first quarter of 2004 was $5.0 million compared to $6.0 million in the same quarter last year. In connection with capacity expansion efforts, $1.1 million of interest cost was capitalized during the first quarter of 2003. No interest was capitalized in the first quarter of 2004.

Provision for Income Taxes

The Company’s effective income tax rate was 35.5% and 34.5% during the first quarters of 2004 and 2003, respectively. The Company’s effective income tax rate increased to 35.5% during the fourth quarter of 2003 as pre-tax income grew faster than certain permanent tax differences. The Company expects that the income tax rate will be 35.5% during the remainder of 2004.(1)

Other Matters

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The required reserves are monitored on an on-going basis and are updated based on new developments or new information in each matter.

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004 the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action on behalf of the same plaintiffs from the action just dismissed by the Wisconsin Supreme Court. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.6 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010.

Additionally, the Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities, collections of retained securitization interests, pension plan contributions, the tax benefit of stock option exercises and changes in current assets and liabilities.

The Company generated $350.9 million of cash from operating activities during the first quarter of 2004 compared to $292.1 million in the first quarter of 2003. The largest component of cash from operating activities is net income adjusted for depreciation, which was approximately $255.5 million in 2004 compared to $232.1 million in 2003. Other items impacting operating cash flows are detailed in the Condensed Consolidated Statements of Cash Flows on page 5 of this report.

Cash provided by operating activities is also impacted by changes in current assets and liabilities. Changes in these balances increased operating cash flows by approximately $50.0 million and $47.7 million in the first quarters of 2004 and 2003, respectively. Changes in current assets and liabilities for the three months ended March 28, 2004 and March 30, 2003 were as follows (in millions):

	2004	2003
Accounts receivable, net	$(19.9)	$(9.2)
Inventories	(15.1)	3.7
Prepaid expenses & other current assets	2.6	14.3
Finance receivables - accrued interest and other	(8.0)	(11.7)
Accounts payable/Accrued expenses	90.4	50.6

	$50.0	$47.7

Changes in accounts payable and accrued expenses resulted in an increase to operating cash flows of $90.4 million in the first quarter of 2004. This increase relates primarily to higher accrued income taxes and higher accounts payable related to increased unit volumes and during the first quarter of 2004. Similar factors contributed to the increase in 2003.

Consolidated inventories increased $15.1 million during the first quarter of 2004. This net increase includes a $25.8 million increase in finished goods motorcycle inventory offset by decreases in the Company’s other inventory categories (see Note 2 to the condensed consolidated financial statements). 2004 first quarter finished goods motorcycle inventory included a higher level of goods in-transit due to the timing of inventory transfers from the Company’s U.S. manufacturing facilities to its international subsidiaries. In addition, the Company has continued to improve its distribution to its dealers in Europe by eliminating some independent distributors and by continuing its effort to provide its dealers with a wider selection of product that can be quickly accessed from a Company controlled centralized warehouse. These changes have resulted in modest increases in Company inventory levels in Europe.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities. Net cash used in investing activities was $20.3 million and $56.2 million during the first quarters of 2004 and 2003, respectively.

Capital expenditures were $31.0 million and $41.8 million through March of 2004 and 2003, respectively. The Company estimates that total capital expenditures required in 2004 will be in the range from $250 to $300 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2004 with internally generated funds.(1)

During the first quarters of 2004 and 2003, HDFS acquired and originated $1.64 billion and $1.51 billion of finance receivables, respectively. Proceeds from securitization transactions and collections resulted in cash inflows of $1.66 billion and $1.48 billion during the first quarters of 2004 and 2003, respectively.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first quarters of 2004 and 2003 was $552.4 million and $120.9 million, respectively.

During the first quarter of 2004 the Company repurchased 7.8 million shares of its common stock at a total cost of $403.5 million, which represents a weighted-average price of $51.73 per share. This repurchase was made with the existing authority previously granted by the Board of Directors under which 7.8 million shares remained prior to the first quarter of 2004. On April 24, 2004 the Company’s Board of Directors authorized the Company to buyback up to an additional 20 million shares of its common stock.

The Company also has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. During the first quarter of 2003, the Company repurchased .5 million shares of its common stock under this authorization at a weighted-average price of $40.33 per share. No shares were repurchased under this authorization during the first quarter of 2004.

During the first quarter of 2004 the Company paid a dividend of $.08 per share or $23.6 million, compared to the 2003 first quarter dividend of $.035 per share or $10.6 million. On April 24, 2004 the Company’s Board of Directors approved a second quarter cash dividend of $0.10 per share, a 25% increase over the Company’s first quarter 2004 dividend, payable June 24, 2004 to shareholders of record as of June 3, 2004.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under revolving credit facilities, medium term notes, senior subordinated debt and borrowings from the Company. HDFS’ outstanding debt consisted of the following as of March 28, 2004 and March 30, 2003 (in thousands):

	2004	2003
Commercial paper	$260,804	$492,909
Domestic credit facilities	100,058	76,019
European credit facility	64,032	81,132
Medium term notes	410,809	--
Senior subordinated notes	30,000	30,000

	$865,703	$680,060

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

Subject to limitations, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities. As a result, the combined total of commercial paper and borrowings under the Domestic Credit Facilities was limited to $750 million as of March 28, 2004.

HDFS has a $200 million European revolving credit facility due July 2005. The primary purpose of the facility is to fund HDFS’ European business operations.

During November 2003, HDFS issued $400 million in medium term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At March 28, 2004, the Notes include a fair value adjustment of $10.9million due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate.

HDFS has $30 million of ten year senior subordinated notes, expiring in 2007.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of March 28, 2004, HDFS had no outstanding borrowings owed to the Company under this agreement. As of March 30, 2003, HDFS had $100 million in outstanding borrowings to the Company under this agreement. The $100 million loan was eliminated upon consolidation and therefore is not included in finance debt in table above or on the consolidated balance sheets.

In connection with debt agreements, HDFS has various operating and financial covenants and remains in compliance at March 28, 2004.  The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain certain financial covenants. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business.  No amount has ever been provided to HDFS under the support agreement.

The Company expects future activities of HDFS will be financed from funds internally generated by HDFS, sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt. (1)

Risk Factors

The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected P&A/general merchandise supplier backorders, (v) sell all of the Harley-Davidson motorcycles it plans to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to foreign currency exchange rate fluctuations, (ix) successfully adjust to interest rate fluctuations, and (x) successfully manage changes in the credit quality of HDFS’s loan portfolio. Also, given current economic conditions in the metal markets, the Company is closely monitoring supply, availability and pricing for both its suppliers and in-house operations. However, at this time, the Company does not anticipate any significant difficulties in obtaining these raw materials or components. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, difficulty with suppliers, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2003 annual report on Form 10-K.

Item 4.   Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)    Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1.   Legal Proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004 the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action on behalf of the same plaintiffs from the action just dismissed by the Wisconsin Supreme Court. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.6 million. The Company has established reserves for this amount, which are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be incurred over a period of several years ending in 2010.

Item 2.   Changes in Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the first quarter ended March 28, 2004.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	2,364,500	$49.18	2,364,500	7,099,208
February	5,435,500	$52.84	5,435,500	2,138,492
March	--	--	--	2,206,270

Total	7,800,000	$51.73	7,800,000	~

All of the shares repurchased by the Company during the first quarter of 2004 were completed under a publicly disclosed authorization from the Company’s Board of Directors originally approved in 1990. The original authorization provided for the repurchase of 16 million shares of common stock (adjusted for two 2-for-1 stock splits) and contained no dollar limit or expiration date.

On April 24, 2004, subsequent to the period covered by this report, the Company’s Board of Directors authorized the buyback of up to an additional 20 million shares of common stock with no dollar limit or expiration date.

Also, since 1998, the Company has continuing authorization from its Board of Directors to repurchase shares of the Company’s outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 1998 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. No shares were repurchased under this authorization during the first quarter of 2004.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Refer to the Exhibit Index on page 26 of this report.

(b) Reports on Form 8-K

On January 22, 2004 the Company filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release dated January 21, 2004, announcing the Company’s annual financial results for the period ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: May 6, 2004	By:	/s/ James L. Ziemer
James L. Ziemer Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 6, 2004	By:	/s/ James M. Brostowitz
James M. Brostowitz Vice President and Treasurer (Principal Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit Number

10.1*	2004 Incentive Stock Plan

10.2*	Amended Corporate Short Term Incentive Plan

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer will participate.