Form 10-Q
period 2004-06-27
HARLEY DAVIDSON INC
filed 2004-08-06
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 27, 2004
or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to ______________________

Commission File Number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its Charter)

Wisconsin	39-1382325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of July 30, 2004   295,083,331 Shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended June 27, 2004

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
Note regarding forward-looking statements		24
Part II.	Other Information
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities and Use of Proceeds	26
Item 4	Submission of Items to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28
Exhibit Index		29

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net revenue	$1,327,808	$1,218,872	$2,493,509	$2,332,563
Cost of goods sold	824,392	775,654	1,549,964	1,486,313

Gross profit	503,416	443,218	943,545	846,250
Financial services income	81,060	71,287	161,554	142,056
Financial services expense	32,053	26,821	62,234	54,233

Operating income from financial services	49,007	44,466	99,320	87,823
Operating expenses	173,367	180,648	350,887	348,528

Income from operations	379,056	307,036	691,978	585,545
Investment income and other, net	4,264	1,729	8,521	7,470

Income before provision for income taxes	383,320	308,765	700,499	593,015
Provision for income taxes	136,079	106,523	248,678	204,589

Net income	$247,241	$202,242	$451,821	$388,426

Earnings per common share:
Basic	$.84	$.67	$1.53	$1.29

Diluted	$.83	$.66	$1.52	$1.28

Weighted-average common shares outstanding:
Basic	294,304	302,164	296,039	302,263

Diluted	296,396	304,339	298,135	304,448

Cash dividends per share	$.10	$.04	$.18	$.075

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 27, 2004	December 31, 2003	June 29, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$798,542	$812,449	$691,459
Marketable securities	514,462	510,211	500,669
Accounts receivable, net	130,606	112,406	113,025
Finance receivables, net	954,918	1,001,990	910,963
Inventories	217,711	207,726	206,574
Other current assets	81,814	84,345	73,169

Total current assets	2,698,053	2,729,127	2,495,859
Finance receivables, net	633,450	735,859	606,619
Property, plant and equipment, net	994,064	1,046,310	1,014,063
Goodwill	57,091	53,678	51,609
Other assets	342,082	358,114	128,964

	$4,724,740	$4,923,088	$4,297,114

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$272,198	$223,902	$243,976
Accrued expenses and other liabilities	382,279	407,566	452,777
Current portion of finance debt	96,977	324,305	343,331

Total current liabilities	751,454	955,773	1,040,084
Finance debt	670,000	670,000	380,000
Other long-term liabilities	219,261	212,179	219,789
Post-retirement health care benefits	139,909	127,444	116,487
Contingencies (Note 9)
Total shareholders' equity	2,944,116	2,957,692	2,540,754

	$4,724,740	$4,923,088	$4,297,114

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$451,821	$388,426
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	104,864	95,262
Provision for long-term employee benefits	33,978	39,007
Provision for finance credit losses	1,678	1,963
Gain on current year securitizations	(44,498)	(48,587)
Collection of retained securitization interests	60,603	44,177
Contribution to pension plans	--	(12,000)
Tax benefit of stock options	11,860	3,575
Other, net	13,196	5,741
Net changes in current assets and current liabilities	(24,908)	92,300
Total adjustments	156,773	221,438

Net cash provided by operating activities	608,594	609,864
Cash flows from investing activities:
Capital expenditures	(64,205)	(82,649)
Finance receivables acquired or originated	(3,646,159)	(3,317,841)
Finance receivables collected	2,577,250	2,325,549
Proceeds from securitizations	1,233,903	958,260
Purchase of marketable securities	(330,402)	(616,014)
Sales and redemptions of marketable securities	322,384	629,281
Other, net	(9,618)	1,212

Net cash provided by (used in) investing activities	83,153	(102,202)
Cash flows from financing activities:
Net decrease in finance debt	(218,100)	(47,922)
Dividends paid	(53,010)	(22,739)
Purchase of common stock for treasury	(473,468)	(30,563)
Issuance of common stock under employee stock plans	38,924	4,093

Net cash used in financing activities	(705,654)	(97,131)
Net (decrease) increase in cash and cash equivalents	(13,907)	410,531
Cash and cash equivalents:
At beginning of period	812,449	280,928

At end of period	$798,542	$691,459

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the consolidated financial position as of June 27, 2004 and June 29, 2003, the results of operations for the three- and six-month periods then ended and the statements of cash flows for the six months ended June 27, 2004 and June 29, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Note 2 — Inventories

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	June 27, 2004	Dec. 31, 2003	June 29, 2003
Components at the lower of cost, first-in,
First-out (FIFO), or market:
Raw material & work-in-process	$73,811	$89,823	$77,664
Motorcycle finished goods	82,593	57,778	58,077
Parts & accessories and general merchandise	79,099	77,417	88,350

	235,503	225,018	224,091
Excess of FIFO over LIFO	17,792	17,292	17,517

	$217,711	$207,726	$206,574

Note 3 — Product Warranty

The Company provides a standard limited warranty on all new motorcycles sold. The warranty coverage includes parts and labor and begins when the motorcycle is sold to a retail customer. During September 2003 (beginning with shipments of 2004 model year motorcycles), the Company extended its warranty coverage from one year to two years in all of its markets except Europe, where the term had already been extended in 2002 to comply with European regulations. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Balance, beginning of period	$35,539	$34,302	$30,475	$28,890
Warranties issued during the period	11,029	9,580	20,463	20,863
Settlements made during the period	(9,451)	(8,289)	(15,950)	(14,689)
Changes to the liability for pre-existing
warranties during the period	(200)	--	1,929	529

Balance, end of period	$36,917	$35,593	$36,917	$35,593

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net revenue	$1,327,808	$1,218,872	$2,493,509	$2,332,563
Gross profit	503,416	443,218	943,545	846,250
Operating expenses	168,333	176,465	341,364	339,872

Operating income from Motorcycles
& Related Products	335,083	266,753	602,181	506,378
Financial Services income	81,060	71,287	161,554	142,056
Financial Services expense	32,053	26,821	62,234	54,233

Operating income from Financial Services	49,007	44,466	99,320	87,823
Corporate expenses	5,034	4,183	9,523	8,656

Income from operations	$379,056	$307,036	$691,978	$585,545

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Numerator
Net income used in computing
basic and diluted earnings per share	$247,241	$202,242	$451,821	$388,426

Denominator
Denominator for basic earnings per share -
weighted-average common shares	294,304	302,164	296,039	302,263
Effect of dilutive securities - employee stock
options and nonvested stock	2,092	2,175	2,096	2,185

Denominator for diluted earnings per share-
adjusted weighted-average shares	296,396	304,339	298,135	304,448

Basic earnings per share	$.84	$.67	$1.53	$1.29

Diluted earnings per share	$.83	$.66	$1.52	$1.28

Note 6 — Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$247,241	$202,242	$451,821	$388,426
Minimum pension liability adjustment, net of tax	--	(46,654)	--	(46,654)
Foreign currency translation adjustments	482	5,996	(2,662)	7,190
Changes in net unrealized gains and losses,
net of tax:
Investment in retained securitization interests	(1,438)	763	1,295	4,448
Derivative financial instruments	6,509	(1,064)	14,129	513
Marketable securities	(2,993)	(246)	(2,484)	(529)

Comprehensive income	$249,801	$161,037	$462,099	$353,394

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

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Pension & SERPA Benefits
Service cost	$9,216	$9,292	$18,432	$16,697
Interest cost	11,463	10,662	22,926	20,653
Expected return on plan assets	(14,798)	(10,485)	(29,596)	(18,526)
Amortization of unrecognized prior service cost	1,770	1,775	3,540	3,550
Amortization of unrecognized net loss	2,536	2,736	5,072	4,137

Net periodic benefit cost	$10,187	$13,980	$20,374	$26,511

Postretirement Healthcare Benefits
Service cost	$2,972	$3,171	$5,944	$5,804
Interest cost	3,929	3,404	7,858	6,654
Amortization of unrecognized prior service cost	(254)	137	(508)	273
Amortization of unrecognized net loss	1,639	1,166	3,278	1,965

Net periodic benefit cost	$8,286	$7,878	$16,572	$14,696

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003, the Company has no minimum required pension plan contributions in 2004 and currently does not plan to make a contribution in 2004. Postretirement healthcare claims are paid as incurred.

On December 8, 2003, a bill was signed into law that expanded Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. However, the Company’s retiree medical obligations and costs currently reported do not reflect the impact of this legislation. The Company has elected to recognize the impact of the Medicare provisions on a prospective basis beginning in the third quarter of 2004. The Company expects that these changes will reduce postretirement healthcare costs by approximately $1 million (pre-tax) in each of the third and fourth quarters of 2004.

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

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$247,241	$202,242	$451,821	$388,426
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(3,494)	(3,386)	(6,944)	(6,644)

Pro forma net income	$243,747	$198,983	$448,877	$381,782

Earnings per share:
Basic as reported	$.84	$.67	$1.53	$1.29

Basic pro forma	$.83	$.66	$1.50	$1.26

Diluted as reported	$.83	$.66	$1.52	$1.28

Diluted pro forma	$.82	$.66	$1.50	$1.26

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004 the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case have moved to reopen that matter and to amend the complaint to add new causes of action. The Company is also opposing this motion and intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.3 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company, Buell Motorcycle Company and Harley-Davidson Financial Services (HDFS). Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Motor Company manufactures five families of motorcycles: Touring, Dyna Glide, Softail®, VRSC and Sportster®. Buell Motorcycle Company produces sport motorcycles, including four big-twin XB models and the single-cylinder Buell® Blast®. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Financial Services provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

Overview(1)

Management believes that the Company’s results through the second quarter of 2004 are in line with its objectives. During the second quarter of 2004 the Company shipped 82,034 Harley-Davidson units and increased diluted earnings per share by 25.8%, over the same quarter last year. This brings the Company’s 2004 year to date shipments of Harley-Davidson motorcycles to 156,124 units, and results in an 18.8% increase in diluted earnings per share in the first half of 2004 when compared to the same period last year. Harley-Davidson motorcycle shipments through the first six months of 2004 are on track with its 2004 annual objective to ship 317,000 Harley-Davidson units. (1) These results, combined with the Company’s continuing effort to offer innovative products and services and to drive productivity gains in all facets of the business, are also in line with the Company’s long-term goals to satisfy demand for 400,000 Harley-Davidson units in 2007 and to achieve earnings growth rates in the mid-teens for the foreseeable future.

Results of Operations for the Three Months Ended June 27, 2004
Compared to the Three Months Ended June 29, 2003

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overall

For the quarter ended June 27, 2004, consolidated net revenue totaled $1.33 billion, a $108.9 million or 8.9% increase over the same period last year. Net income for the second quarter of 2004 was $247.2 million compared to $202.2 million in the second quarter of 2003, an increase of 22.3%. Diluted earnings per share for the second quarter of 2004 was $.83, representing an 25.8% increase over 2003 second quarter earnings per share of $.66. Diluted earnings per share was positively impacted during the second quarter of 2004 by a decrease in the weighted-average shares outstanding, which were 296.4 million in the second quarter of 2004 compared to 304.3 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s share repurchases that occurred during the first six months of 2004. The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue by product line for the Motorcycles segment for the three months ended June 27, 2004 and June 29, 2003 (dollars in millions):

	2004	2003	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	25,031	20,912	4,119	19.7%
Custom motorcycle units*	39,407	41,276	(1,869)	(4.5)
Sportster(R)motorcycle units	17,596	13,837	3,759	27.2

Harley-Davidson(R)motorcycle units	82,034	76,025	6,009	7.9
Buell(R)motorcycle units	2,718	1,942	776	40.0

Total motorcycle units	84,752	77,967	6,785	8.7%

Net Revenue
Harley-Davidson motorcycles	$1,020.3	$955.4	$64.9	6.8%
Buell motorcycles	23.1	15.0	8.1	53.9

Total motorcycles	1,043.4	970.4	73.0	7.5
Parts & Accessories	230.1	204.2	25.9	12.7
General Merchandise	53.1	43.7	9.4	21.5
Other	1.2	.6	.6	100.0

Net revenue	$1,327.8	$1,218.9	$108.9	8.9%

*	Custom motorcycle units, as used in this table, includes Softail®, Dyna Glide, VRSC and other custom models.

The $108.9 million increase in net revenue during the second quarter of 2004 was driven by a $64.9 million, or 6.8%, increase in revenue from the sale of Harley-Davidson motorcycles. During the second quarter of 2004 Harley-Davidson motorcycle revenue was higher primarily as a result of the 7.9% increase in units over the same period last year, and also benefited from changes in foreign currency exchange rates. These revenue increases were partially offset by lower revenue due to changes in product mix and lower wholesale prices relative to the second quarter of 2003, as discussed below.

During the second quarter of 2004, Harley-Davidson motorcycle revenue was impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of lower priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive custom motorcycles. The increase in Sportster production and shipments began with the introduction of the completely redesigned 2004 Sportster models in September 2003. As a result of the increase in Sportster motorcycles, as well as the increase in Touring motorcycles, the Company’s capacity to produce custom motorcycles was limited during the second quarter of 2004. The redesigned Sportster motorcycles are an important part of the Company’s strategy to attract new customers to the Harley-Davidson family. The Company expects that Sportster motorcycles will continue to be in the range of 20% to 25% of total units shipped over the longer term. (1)

Finally, Harley-Davidson motorcycle revenue in the second quarter of 2004 was impacted by the lower wholesale prices associated with the 2004 model year motorcycles. Wholesale prices on the 2004 models reflect the elimination of 100th Anniversary special edition features and as a result are slightly lower than the wholesale prices for the 100th Anniversary models sold during the second quarter of 2003.

During the second quarter of 2004, net revenue from Parts and Accessories (P&A) totaled $230.1 million, a $25.9 million or 12.7% increase over the second quarter of 2003. The increase in P&A revenue during the second quarter of 2004 was driven by strong U.S. retail motorcycle sales. On a long-term basis the Company expects the growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson® motorcycle units.(1)

General Merchandise revenue during the second quarter of 2004 was $53.1 million, a $9.4 million or 21.5% increase over the same period last year. The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Gross Profit

Gross profit of $503.4 million for the Motorcycles segment in the second quarter of 2004 was $60.2 million, or 13.6%, higher than gross profit in the same quarter last year. The $60.2 million increase in gross profit resulted primarily from the increase in net revenue. The gross margin was 37.9% in the second quarter of 2004 compared to 36.4% in the second quarter of 2003. The increase in gross margin in the second quarter of 2004 resulted primarily from manufacturing efficiencies, including those that generally occur at the end of a model year. The Company expects that some of these efficiencies will not be maintained in the second half of 2004 due to the 2005 model year start up.(1)

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS), for the three months ended June 27, 2004 and June 29, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change
Interest income	$24.0	$21.0	$3.0	14.1%
Gain on current year securitizations	19.3	22.2	(2.9)	(13.1)
Servicing fee income	7.5	5.9	1.6	28.0
Insurance commissions	15.2	12.8	2.4	19.0
Income on investment in retained
securitization interests	13.2	7.2	6.0	83.1
Other income	1.8	2.2	(0.4)	(17.1)

Financial services income	81.0	71.3	9.7	13.7
Interest expense	4.9	4.3	0.6	14.7
Provision for credit losses	0.8	1.4	(0.6)	(40.7)
Operating expenses	26.3	21.1	5.2	24.6

Financial services expense	32.0	26.8	5.2	19.5

Operating income from financial services	$49.0	$44.5	$4.5	10.2%

The increase in operating income from Financial Services during the second quarter of 2004 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products and increased income on investment in retained securitization interests, partially offset by a lower gain on the 2004 second quarter securitization.

During the second quarter of 2004, HDFS sold $626.0 million of retail motorcycle loans through securitization transactions resulting in gains of $19.3 million.  During the second quarter of 2003, HDFS sold $425.0 million of retail motorcycle loans resulting in gains of $22.2 million.  The gain as a percentage of the amount of loans securitized was lower when compared with last year’s gain due to the costs of a new enhanced dealer participation program introduced during the quarter and rising market interest rates. Based on the current competitive market and interest rate environment, HDFS believes the full impact of these changes will result in future securitization gains that will be in the range of 2.0 to 2.5 percent (1).

During the second quarter of 2004, income on investment in retained securitization interests increased $6.0 million over the same period in 2003, as the portfolio continued to perform better than anticipated.

Over the long-term, the Company expects the HDFS operating income growth rate to be slightly higher than the Company’s Harley-Davidson motorcycle unit growth rate.(1)

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan experience, known and inherent risks in the portfolio, and current economic conditions. HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio. Changes in HDFS’ allowance for credit losses during the three months ended June 27, 2004 and June 29, 2003 were as follows (in millions):

	2004	2003
Balance, beginning of period	$31.3	$31.0
Provision for finance credit losses	0.8	1.4
Charge-offs	(0.8)	(1.1)

Balance, end of period	$31.3	$31.3

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended June 27, 2004 and June 29, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change
Motorcycles and Related Products	$168.3	$176.5	$(8.2)	(4.6)%
Corporate	5.0	4.1	.9	20.3

Total operating expenses	$173.3	$180.6	$(7.3)	(4.0)%

Operating expenses, which include selling, administrative and engineering expenses, were 13.1% and 14.8% of net revenue for the second quarters of 2004 and 2003, respectively. Operating expenses during the second quarter of 2004 were lower when compared to the same period last year. The decrease in operating expenses was driven by the timing of certain expenses during 2003. During the second quarter of last year, the Company accelerated some of its spending related to various marketing, advertising and program costs to support the 100th Anniversary activities. Comparatively, in 2004, operating expenses are expected to be higher in the second half of the year than in the first half, which is more typical of the Company’s operations.(1)

Provision for income taxes

The Company’s effective income tax rate was 35.5% and 34.5% during the second quarters of 2004 and 2003, respectively. The Company’s effective income tax rate increased to 35.5% during the fourth quarter of 2003 as pre-tax income grew faster than certain tax advantage items. The Company expects that the income tax rate will be 35.5% during the remainder of 2004.(1)

Results of Operations for the Six months Ended June 27, 2004
Compared to the Six months Ended June 29, 2003

Overall

For the six months ended June 27, 2004, consolidated net revenue totaled $2.49 billion, a $160.9 million or 6.9% increase over the same period last year. Net income for the first half of 2004 was $451.8 million compared to $388.4 million in the first half of 2003, an increase of 16.3%. Diluted earnings per share for the first six months of 2004 were $1.52 on 298.1 million weighted average shares outstanding compared to $1.28 on 304.4 million weighted average shares outstanding during the same period last year, an increase in earnings per share of 18.8%.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue by product line for the Motorcycles segment for the six months ended June 27, 2004 and June 29, 2003 (dollars in millions):

	2004	2003	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	46,435	39,400	7,035	17.9%
Custom motorcycle units*	76,271	80,248	(3,977)	(5.0)
Sportster(R)motorcycle units	33,418	26,985	6,433	23.8

Harley-Davidson(R)motorcycle units	156,124	146,633	9,491	6.5
Buell(R)motorcycle units	5,321	4,883	438	9.0

Total motorcycle units	161,445	151,516	9,929	6.6%

Net Revenue
Harley-Davidson motorcycles	$1,939.1	$1,831.9	$107.2	5.8%
Buell motorcycles	45.2	35.5	9.7	27.3

Total motorcycles	1,984.3	1,867.4	116.9	6.3
Parts & Accessories	399.3	364.1	35.2	9.7
General Merchandise	107.5	100.1	7.4	7.3
Other	2.4	1.0	1.4	160.5

Net revenue	$2,493.5	$2,332.6	$160.9	6.9%

* Custom motorcycle units, as used in this table, includes Softail®, Dyna Glide, VRSC and other custom models.

The $160.9 million increase in net revenue for the Motorcycles segment during the first half of 2004 was driven by a $107.2 million, or 5.8% increase in Harley-Davidson motorcycle net revenue. Harley-Davidson motorcycle revenue was higher primarily as a result of the 6.5% increase in units shipped and also benefited from changes in foreign currency exchange rates. These increases were partially offset by lower revenue due to changes in product mix and lower wholesale prices, as discussed below.

During the first half of 2004, Harley-Davidson motorcycle revenue was impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of lower priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive custom motorcycles. The increase in Sportster production and shipments began with the introduction of the completely redesigned 2004 Sportster models in September 2003. As a result of the increase in Sportster motorcycles, as well as the increase in Touring motorcycles, the Company’s capacity to produce custom motorcycles was limited during the first six months of 2004.

Harley-Davidson motorcycle revenue was also impacted by the lower wholesale prices associated with the 2004 model year motorcycles. Wholesale prices on the 2004 models reflect the elimination of 100th Anniversary special edition features and as a result are slightly lower than the wholesale prices for the 100th Anniversary models sold during the first half of 2003.

During the first half of 2004, net revenue from Parts and Accessories (P&A) totaled $399.3 million, a 9.7% increase over the first half of 2003. Total P&A revenue for the first six months of 2003 included $30.4 million from sales of 100th Anniversary P&A products. Excluding revenue from the sale of 100th Anniversary products from the first half of 2003, the P&A revenue growth rate for the first half of 2004 was 19.7%.

General Merchandise revenue during the first six months of 2004 was $107.5 million, up 7.3% over the same period last year. Revenue from 100th Anniversary General Merchandise products accounted for $9.0 million of total General Merchandise revenue during the first half of 2003. Excluding revenue from the sale of 100th Anniversary products from the first half of 2003, the General Merchandise revenue growth rate for the first half of 2004 was 17.9%.

Harley-Davidson Retail Motorcycle Sales

Retail sales of the Company’s Harley-Davidson motorcycles in the United States were up 16.5% for the first six months of 2004, when compared to the same period last year. Through June 2004, retail sales of the Company’s Harley-Davidson motorcycles in Europe and Japan were up .7% and down 7.3%, respectively, when compared with the same period in 2003. During the first six months of 2004, changes in retail sales rates for Harley-Davidson motorcycles in Europe and Japan have generally tracked with changes in overall industry motorcycle retail sales rates in those markets. Heavyweight (651+cc) motorcycle retail registrations data available to the Company, for the United States, Europe and Japan, through the month indicated, is as follows:

		2004	2003	% Change
United	Harley-Davidson models only (through June)	141,407	121,414	16.5%
States (a)	Industry (through June)	287,528	257,929	11.5%
Europe (b)	Harley-Davidson models only (through June)	14,978	14,875	0.7%
	Industry (through May)	183,938	181,133	1.5%
Japan (c)	Harley- Davidson models only (through June)	4,849	5,232	(7.3)%
	Industry (through May)	18,287	19,611	(6.8)%

(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe data provided by Company reports and Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and The United Kingdom.
(c)	Japan data provided by Company reports and industry sources.

Gross Profit

Gross profit for the first six months of 2004 totaled $943.5 million, an increase of $97.3 million or 11.5% over the same period in 2003. The $97.3 million increase in gross profit resulted primarily from the increase in net revenue. The gross margin was 37.8% in the first half of 2004 compared to 36.3% in the first half of 2003. The increase in gross margin during the first six months of 2004 was driven primarily by manufacturing efficiencies, including those that generally occur at the end of a model year, and also benefited from favorable foreign currency exchange rates.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment, for the six months ended months June 27, 2004 and June 29, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change
Interest income	$50.5	$43.7	$6.8	15.4%
Gain on current year securitizations	44.5	48.6	(4.1)	(8.4)
Servicing fee income	14.4	11.2	3.2	28.9
Insurance commissions	25.5	22.4	3.1	14.1
Income on investment in retained
securitization interests	23.7	11.9	11.8	98.1
Other income	3.0	4.3	(1.3)	(29.3)

Financial services income	161.6	142.1	19.5	13.7
Interest expense	10.4	8.9	1.5	16.9
Provision for credit losses	1.7	2.0	(0.3)	(14.5)
Operating expenses	50.2	43.4	6.8	15.6

Financial services expense	62.3	54.3	8.0	14.8

Operating income from financial services	$99.3	$87.8	$11.5	13.1%

The increase in operating income during the first six months of 2004 was primarily driven by strong marketplace acceptance of HDFS’ finance and insurance products and increased income on investment in retained securitization interests, partially offset by lower gains on current year securitization transactions.

During the first six months of 2004, HDFS sold $1,251.0 million of retail motorcycle loans through securitization transactions resulting in gains of $44.5 million.  During the first six months of 2003, HDFS sold approximately $975.0 million of retail motorcycle loans resulting in gains of $48.6 million.  The gain as a percentage of the amount of loans securitized was lower when compared with last year’s gain due to the cost of a new enhanced dealer participation program that was introduced during the second quarter of 2004 and rising market interest rates throughout the first six months of 2004.

During the first six months of 2004, income on investment in retained securitization interests increased $11.8 million over the same period in 2003 as the portfolio continued to perform better than anticipated. Changes in HDFS’ allowance for finance credit losses during the six-month periods ended June 27, 2004 and June 29, 2003 were as follows (in millions):

	2004	2003
Balance, beginning of period	$31.3	$31.0
Provision for finance credit losses	1.7	2.0
Charge-offs	(1.7)	(1.7)

Balance, end of period	$31.3	$31.3

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the six months ended June 27, 2004 and June 29, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change
Motorcycles and Related Products	$341.4	$339.9	$1.5	0.4%
Corporate	9.5	8.6	.9	10.0

Total operating expenses	$350.9	$348.5	$2.4	0.7%

Operating expenses were 14.1% and 14.9% of net revenue for the first six months of 2004 and 2003, respectively. Operating expenses during the first half of 2004 were up less than 1% when compared to the same period last year. The first half increase in 2004 operating expenses was small, relative to the Company’s revenue growth during that same period, due to a change in the timing of certain expenses during 2003. Operating expenses in the first half of 2003 were higher due to an acceleration of spending related to various marketing, advertising and program costs to support the 100th Anniversary activities.

Provision for income taxes

The Company’s effective income tax rate was 35.5% and 34.5% during the first six months of 2004 and 2003, respectively.

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed as reported in more detail in Note 9 to the Condensed Consolidated Financial Statements included in this report (Note 9). On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case have moved to reopen that matter and to amend the complaint to add new causes of action. The Company is also opposing this motion and intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS). Note 9 includes a discussion of the history of this matter in more detail.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $7.3 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

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

The Company generated $608.6 million of cash from operating activities during the first half of 2004 compared to $609.9 million in the first half of 2003. The largest component of cash from operating activities is net income adjusted for depreciation, which was $556.7 million in the first half of 2004 compared to $483.7 million in the first half of 2003. However, cash flows provided by operating activities were negatively impacted by changes in current assets and liabilities by approximately $24.9 million in the first half of 2004 compared to the positive impact of $92.3 million during the same period last year. Changes in current assets and liabilities during the first six months of 2004 and 2003 consisted of the following (in millions):

	Six months ended
	June 27 2004	June 29, 2003
Accounts receivable, net	(18.2)	$(4.3)
Inventories	(10.0)	11.6
Finance receivables accrued interest and other	(31.7)	(28.9)
Accounts payable/Accrued expenses	37.6	93.4
Other	(2.6)	20.5

	$(24.9)	$92.3

The increase in accounts receivable during the first half of 2004 relates primarily to the growth in wholesale motorcycle unit shipments in Europe and Japan.

Increases in the Company’s inventory during the first six months of 2004 were due primarily to higher finished goods inventory, partially offset by lower raw materials and work-in-process inventory. Finished goods increases were driven by an increase in motorcycle units on hand. The increase in motorcycle units on hand at the end of the first half of 2004 was due in part to new finished 2005 model year motorcycles held for shipment until the Company’s dealer show in July. Additionally, the Company’s efforts to improve its distribution capabilities in Europe have resulted in modest increases in the Company’s European motorcycle inventory levels. The Company has continued to improve its distribution network in Europe by eliminating some independent distributors and by continuing its effort to provide its dealers with a wider selection of products that can be quickly accessed from a centralized Company-controlled warehouse.

The change in Finance receivables accrued interest and other during the first six months of 2004 was primarily due to higher dealer participation payments on motorcycle retail loans.

Accounts payable and accrued expenses increased $37.6 million during the first half of 2004 compared to $93.4 million during the same period last year. During 2004, the net increase in accrued expenses was lower, when compared to the first six months of 2003, due primarily to decreases in accrued expenses for income taxes and certain employee benefits..

Changes in other current assets and liabilities decreased operating cash flow by $2.6 million during the first six months of 2004 compared to the increase of $20.5 million during the same period last year. During the first six months of last year, other current assets decreased as prepaid costs related to the Company’s 100th Anniversary activities were expensed in connection with the related activities and events.

Investing Activities

Net cash provided by investing activities was $83.2 million during the first half of 2004, compared to a use of $102.2 million during the same period last year. The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities.

Capital expenditures were $64.2 million and $82.6 million during the first half of 2004 and 2003, respectively. The Company estimates that total capital expenditures required in 2004 will be in the range of $250 to $300 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2004 with internally generated funds.(1)

During the first six months of 2004 and 2003, HDFS acquired and originated $3.6 billion and $3.3 billion of finance receivables, respectively. Proceeds from securitization transactions and collections of finance receivables resulted in cash inflows of $3.8 billion and $3.3 billion during the first six months of 2004 and 2003, respectively.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first six months of 2004 and 2003 was $705.7 million and $97.1 million, respectively.

During the first six months of 2004 the Company repurchased 9.1 million shares of its common stock at a total cost of $473.5 million. Shares totaling 7.8 million were repurchased under a general authorization from the Company’s Board of Directors. The remaining 1.3 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options (Refer to Part II, Item 2. Changes in Securities and Use of Proceeds, for additional detail regarding the Company’s share repurchase activity and authorizations).

During the first half of 2004, the Company paid dividends of $.08 per share and $.10 per share during the first and second quarters, respectively, at a total cost of $53.0 million, compared to dividends of $.035 per share and $.04 per share totaling $22.7 million during the same period last year.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under revolving credit facilities, medium term notes, senior subordinated debt and borrowings from the Company. HDFS’ outstanding debt consisted of the following as of June 27, 2004 and June 29, 2003 (in thousands):

	June 27 2004	June 29, 2003
Commercial paper	$199,914	$558,905
Domestic revolving credit facilities	99,265	83,897
European revolving credit facility	48,135	50,529
Medium-term notes	389,663	--
Senior subordinated debt	30,000	30,000

Total finance debt	$766,977	$723,331

HDFS has agreements with financial institutions providing bank credit facilities totaling $750 million (Domestic Credit Facilities). The Domestic Credit Facilities consist of a $350 million revolving term facility due in 2005 and a $400 million 364-day revolving credit facility due September 2004. The primary uses of the Domestic Credit Facilities are to provide liquidity to the unsecured commercial paper program and to fund HDFS’ business operations. HDFS expects that the $400 million credit facility expiring in September 2004 will be renewed or that suitable alternatives exist.(1)

Subject to limitations, HDFS may issue up to $750 million of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Domestic Credit Facilities. As a result, the combined total of commercial paper and borrowings under the Domestic Credit Facilities was limited to $750 million as of June 27, 2004.

HDFS has a $200 million European revolving credit facility due July 2005. The primary purpose of the facility is to fund HDFS’ European business operations.

During November 2003, HDFS issued $400 million in medium term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At June 27, 2004, the Notes included a positive fair value adjustment of $10.3 million due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate.

HDFS has $30 million of ten year senior subordinated notes, expiring in 2007.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of June 27, 2004 and June 29, 2003, HDFS had no outstanding borrowings owed to the Company under this agreement.

In connection with debt agreements, HDFS has various operating and financial covenants and remains in compliance at June 27, 2004.  The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain certain financial covenants. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business.  No amount has ever been provided to HDFS under the support agreement.

The Company expects future activities of HDFS will be financed from funds internally generated by HDFS, sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt. (1)

Risk Factors

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected P&A/general merchandise supplier backorders, (v) sell all of the Harley-Davidson motorcycles it plans to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to foreign currency exchange rate fluctuations, (ix) successfully adjust to interest rate fluctuations, and (x) successfully manage changes in the credit quality of HDFS’s loan portfolio. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, difficulty with suppliers, natural causes, terrorism or other factors. These risks, potential delays and uncertainties could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

(b)    Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed as reported in more detail in Note 9. On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case have moved to reopen that matter and to amend the complaint to add new causes of action. The Company is also opposing this motion and intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS). Note 9 includes a discussion of the history of this matter in more detail.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $7.3 million. The Company has established reserves for this amount, which are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

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

Item 2. Changes in Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the first six months ended June 27, 2004.

2004 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
March 29 to May 2	149,000	$56.44	149,000	23,538,902
May 3 to May 30	1,115,000	$55.20	1,115,000	22,439,215
May 31 to June 27	--	--	--	22,531,276

Total	1,264,000	$55.34	1,264,000

The shares repurchased by the Company during the second quarter of 2004 were repurchased under the Company’s continuing authorization from its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

On April 24, 2004, the Company’s Board of Directors separately authorized the Company to buy back 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of the second quarter.

During the first quarter of 2004 the Company repurchased 7.8 million shares of its common stock under a publicly disclosed authorization from the Company’s Board of Directors originally approved in 1990. The original authorization provided for the repurchase of 16 million shares of common stock (adjusted for two 2-for-1 stock splits) and contained no dollar limit or expiration date. As of the completion of the 2004 first quarter repurchases there were no remaining shares available under this authorization.

Item 4.  Submission of Items to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on April 24, 2004

(b)	At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2007 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
Barry K. Allen	248,416,334	3,043,543
Richard I. Beattie	248,740,081	2,719,796

The directors whose terms of office as directors continued after the meeting were George H. Conrades, Sara L. Levinson, George L. Miles Jr., Jeffrey L. Bleustein, Donald A. James and James A. Norling.

(c)	Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated.

	Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non Votes
Approval of Amended Corporate Short
Term Incentive Plan	169,377,090	5,901,448	1,543,558	74,637,780
Approval of 2004 Incentive Stock
Plan	154,327,895	20,876,505	1,617,578	74,637,889
Ratification of Ernst & Young LLP as
the Company's independent auditors	248,814,931	2,351,094	293,852	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Refer to the Exhibit Index on page 30 of this report.

(b)	Reports on Form 8-K

On April 16, 2004 the Company filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release, dated April 14, 2004, announcing the Company’s quarterly financial results for the period ended March 28, 2004.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: August 6, 2004	By:	/s/ James L. Ziemer
James L. Ziemer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2004	By:	/s/ James M. Brostowitz
James M. Brostowitz Vice President and Treasurer (Principal Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit Number

3.1	By-Laws as amended through April 24, 2004

10.1*	Amended Corporate Short Term Incentive Plan (incorporated herein by reference to Appendix B to the Registrants’ Proxy Statement, dated March 18, 2004 (File No. 1-9183))

10.2*	2004 Incentive Stock Plan (incorporated herein by reference to Appendix C to the Registrants’ Proxy Statement, dated March 18, 2004 (File No. 1-9183))

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350

*  Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer will participate.