Form 10-Q
period 2004-09-26
HARLEY DAVIDSON INC
filed 2004-11-04
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2004

or

(_)	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock Outstanding as of November 1, 2004: 293,798,337 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended September 26, 2004

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
Note regarding forward-looking statements		26
Part II.	Other Information
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities and Use of Proceeds	28
Item 6.	Exhibits	28
Signatures		29
Exhibit Index		30

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net revenue	$1,300,684	$1,133,641	$3,794,193	$3,466,204
Cost of goods sold	806,116	730,351	2,356,080	2,216,664

Gross profit	494,568	403,290	1,438,113	1,249,540
Financial services income	77,484	74,660	239,038	216,716
Financial services expense	27,410	28,447	89,644	82,680

Operating income from financial services	50,074	46,213	149,394	134,036
Operating expenses	191,328	164,684	542,215	513,212

Income from operations	353,314	284,819	1,045,292	870,364
Investment income and other, net	1,699	5,365	10,220	12,835

Income before provision for income taxes	353,013	290,184	1,055,512	883,199
Provision for income taxes	126,030	100,112	374,708	304,701

Net income	$228,983	$190,072	$680,804	$578,498

Earnings per common share:
Basic	$.78	$.63	$2.30	$1.91

Diluted	$.77	$.62	$2.29	$1.90

Weighted-average common shares outstanding:
Basic	294,031	302,313	295,362	302,280
Diluted	295,824	304,580	297,357	304,493
Cash dividends per share	$.10	$.04	$.28	$.115

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 26, 2004	December 31, 2003	September 28, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,528	$812,449	$942,021
Marketable securities	518,808	510,211	448,816
Accounts receivable, net	139,022	112,406	119,178
Finance receivables, net	998,114	1,001,990	814,837
Inventories	234,728	207,726	210,925
Other current assets	84,155	84,345	80,309

Total current assets	2,984,355	2,729,127	2,616,086
Finance receivables, net	581,296	735,859	704,430
Property, plant and equipment, net	978,292	1,046,310	1,002,649
Goodwill	57,267	53,678	51,763
Other assets	329,164	358,114	125,666

	$4,930,374	$4,923,088	$4,500,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$285,725	$223,902	$242,673
Accrued expenses and other liabilities	407,348	407,566	455,583
Current portion of finance debt	109,179	324,305	337,657

Total current liabilities	802,252	955,773	1,035,913
Finance debt	670,000	670,000	380,000
Other long-term liabilities	220,461	212,179	225,509
Post-retirement health care benefits	144,917	127,444	121,886
Contingencies (Note 9)
Total shareholders' equity	3,092,744	2,957,692	2,737,286

	$4,930,374	$4,923,088	$4,500,594

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$680,804	$578,498
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	160,765	146,063
Provision for long-term employee benefits	47,143	57,842
Provision for finance credit losses	2,420	2,708
Gain on current year securitizations	(58,302)	(70,831)
Collection of retained securitization interests	97,494	82,671
Contributions to pension plans	--	(12,000)
Tax benefit of stock options	42,919	9,031
Other, net	18,387	8,211
Net changes in current assets and current liabilities	(34,768)	60,137

Total adjustments	276,058	283,832

Net cash provided by operating activities	956,862	862,330
Cash flows from investing activities:
Capital expenditures	(109,874)	(124,390)
Finance receivables acquired or originated	(5,525,613)	(5,054,330)
Finance receivables collected	3,860,677	3,591,331
Proceeds from securitizations	1,847,895	1,429,319
Purchase of marketable securities	(499,721)	(854,129)
Sales and redemptions of marketable securities	487,957	917,590
Other, net	(8,868)	(206)

Net cash provided by (used in) investing activities	52,453	(94,815)
Cash flows from financing activities:
Net decrease in finance debt	(214,290)	(53,595)
Dividends	(82,411)	(34,866)
Purchase of common stock for treasury	(564,132)	(30,563)
Issuance of common stock under employee stock plans	48,597	12,602

Net cash used in financing activities	(812,236)	(106,422)
Net increase in cash and cash equivalents	197,079	661,093
Cash and cash equivalents:
At beginning of period	812,449	280,928

At end of period	$1,009,528	$942,021

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of September 26, 2004 and September 28, 2003, the condensed consolidated statements of income for the three- and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods ended September 26, 2004 and September 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 – Inventories

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	Sep 26, 2004	Dec 31, 2003	Sep 28, 2003
Components at the lower of cost, first-in,
first-out (FIFO), or market:
Raw material & work-in-process	$79,476	$89,823	$87,110
Motorcycle finished goods	83,217	57,778	61,621
Parts & accessories and general merchandise	90,077	77,417	79,961

	252,770	225,018	228,692
Excess of FIFO over LIFO	18,042	17,292	17,767

	$234,728	$207,726	$210,925

Note 3 — Product Warranty

The Company provides a standard limited warranty on all new motorcycles sold. The warranty coverage includes parts and labor and begins when the motorcycle is sold to a retail customer. Beginning with shipments of 2004 model year motorcycles (in September 2003), the Company extended its warranty coverage from one year to two years in all of its markets except Europe, where the term had already been extended to two years in 2002 to comply with European regulations. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	Three months ended		Nine months ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Balance, beginning of period	$36,917	$35,593	$30,475	$28,890
Warranties issued during the period	10,707	7,938	31,170	28,135
Settlements made during the period	(9,030)	(9,112)	(24,980)	(23,801)
Changes to the liability for pre-existing warranties
during the period	--	(1,286)	1,929	(91)

Balance, end of period	$38,594	$33,133	$38,594	$33,133

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Net revenue	$1,300,684	$1,133,641	$3,794,193	$3,466,204
Gross profit	494,568	403,290	1,438,113	1,249,540
Operating expenses	187,980	161,317	529,344	501,189

Operating income from Motorcycles	306,588	241,973	908,769	748,351
Financial Services income	77,484	74,660	239,038	216,716
Financial Services expense	27,410	28,447	89,644	82,680

Operating income from Financial Services	50,074	46,213	149,394	134,036
Corporate expenses	3,348	3,367	12,871	12,023

Income from operations	$353,314	$284,819	$1,045,292	$870,364

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Numerator
Net income used in computing
basic and diluted earnings per share	$228,983	$190,072	$680,804	$578,498

Denominator
Denominator for basic earnings per share -
weighted-average common shares	294,031	302,313	295,362	302,280
Effect of dilutive securities - employee stock
options and nonvested stock	1,793	2,267	1,995	2,213

Denominator for diluted earnings per share-
adjusted weighted-average shares	295,824	304,580	297,357	304,493

Basic earnings per share	$.78	$.63	$2.30	$1.91

Diluted earnings per share	$.77	$.62	$2.29	$1.90

Note 6 — Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Net income	$228,983	$190,072	$680,804	$578,498
Minimum pension liability adjustment, net of tax	--	--	--	(46,654)
Foreign currency translation adjustments	(263)	1,706	(2,925)	8,896
Changes in net unrealized
gains and losses, net of tax:
Investment in retained securitization interests	(178)	(416)	1,117	4,032
Derivative financial instruments	(1,109)	4,340	13,020	4,853
Marketable securities	545	(1,028)	(1,939)	(1,557)

Comprehensive income	$227,978	$194,674	$690,077	$548,068

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

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare. The Company has determined that prescription drug benefits offered under its plans are at least actuarially equivalent to the benefits that will be provided under Medicare and expects to receive the federal subsidy provided under the Act. The Company has recognized the initial impact of the Act’s provisions in the current quarter ended September 26, 2004. As a result, postretirement benefit cost for the three months ended September 26, 2004 was $1.0 million lower than it would have been, had the Company not recognized the impact of the provisions of the Act. The Company’s recognition of the impact of these provisions has also resulted in a decrease of $23.3 million in the accumulated postretirement benefit obligation, related to benefits attributed to past service.

Components of net periodic benefit costs were as follows (in thousands):

	Three months ended		Nine months ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Pension & SERPA Benefits
Service cost	$9,216	$9,292	$27,648	$25,989
Interest cost	11,463	10,662	34,389	31,315
Expected return on plan assets	(14,798)	(10,485)	(44,394)	(29,011)
Amortization of unrecognized prior service cost	1,770	1,775	5,310	5,325
Amortization of unrecognized net loss	2,536	2,736	7,608	6,873

Net periodic benefit cost	$10,187	$13,980	$30,561	$40,491

Postretirement Healthcare Benefits
Service cost	$2,842	$3,171	$8,786	$8,975
Interest cost	3,749	3,404	11,607	10,058
Amortization of unrecognized prior service cost	(256)	137	(764)	410
Amortization of unrecognized net loss	1,423	1,166	4,701	3,131

Net periodic benefit cost	$7,758	$7,878	$24,330	$22,574

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

	Three months ended		Nine months ended
	Sep 26, 2004	Sep 28, 2003	Sep 26, 2004	Sep 28, 2003
Net income, as reported	$228,983	$190,072	$680,804	$578,498
Deduct: Stock-based employee compensation expense
determined under fair value method for all option
awards, net of tax effects	(3,494)	(3,386)	(10,438)	(10,030)

Pro forma net income	$225,489	$186,686	$670,366	$568,468

Earnings per share:
Basic as reported	$.78	$.63	$2.30	$1.91

Basic pro forma	$.77	$.62	$2.27	$1.88

Diluted as reported	$.77	$.62	$2.29	$1.90

Diluted pro forma	$.76	$.61	$2.26	$1.87

Note 9 – Contingencies

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which motion was denied on August 23, 2004. A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal has now been filed. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.7 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2010. Response Costs related to ground water remediation may continue for some time beyond 2010. However, these Response Costs are expected to be much lower than those related to the remediation of soil.

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

Overview(1)

During the third quarter of 2004 the Company shipped 80,578 Harley-Davidson units and increased diluted earnings per share 24.2% over the same quarter last year. On a year-to-date basis the Company shipped 236,702 Harley-Davidson motorcycles and grew diluted earnings per share 20.5% over the same period last year.

Management believes that the Company’s results through the third quarter of 2004 are on track to meet its previously stated goals. The Company has confirmed its 2004 annual objective to ship 317,000 Harley-Davidson units and has announced a new target to ship 339,000 units in 2005. The 2005 Harley-Davidson unit target represents a 7% increase over the 2004 target and is in line with the Company’s previously stated objective to increase units in the range of 7 to 9%. The Company also maintains its goal to satisfy demand for 400,000 Harley-Davidson units in 2007 and to achieve earnings growth rates in the mid-teens for the foreseeable future.

Results of Operations for the Three Months Ended September 26, 2004
Compared to the Three Months Ended September 28, 2003

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overall

For the third quarter ended September 26, 2004, net revenue totaled $1.30 billion, a $167.1 million or 14.7% increase over the same period last year. Net income for the third quarter of 2004 was $229.0 million compared to $190.1 million in the third quarter of 2003, an increase of 20.5%. Diluted earnings per share for the third quarter of 2004 was $.77, representing a 24.2% increase over 2003 third quarter earnings per share of $.62. Diluted earnings per share was positively impacted during the third quarter of 2004 by a decrease in the weighted-average shares outstanding, which were 295.8 million in the third quarter of 2004 compared to 304.6 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s share repurchases that occurred during the first nine months of 2004. The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended September 26, 2004 and September 28, 2003 (dollars in millions):

	2004	2003	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	21,818	21,071	747	3.5%
Custom motorcycle units*	39,857	33,011	6,846	20.7
Sportster® motorcycle units	18,903	13,376	5,527	41.3

Harley-Davidson® motorcycle units	80,578	67,458	13,120	19.4
Buell® motorcycle units	2,472	2,481	(9)	(0.4)

Total motorcycle units	83,050	69,939	13,111	18.7%

Net Revenue
Harley-Davidson motorcycles	$996.6	$844.3	$152.3	18.0%
Buell motorcycles	18.3	20.5	(2.2)	(10.5)

Total motorcycles	1,014.9	864.8	150.1	17.4
Parts & Accessories	224.4	207.8	16.6	8.0
General Merchandise	61.4	60.5	0.9	1.4
Other	0.0	.5	(0.5)	n.m.

Net revenue	$1,300.7	$1,133.6	$167.1	14.7%

*Custom motorcycle units, as used in this table, includes Softail®, Dyna Glide, VRSC and other custom models.

During the third quarter of 2004, net revenue for the Motorcycles segment increased $167.1 million over the same period last year, primarily due to the increase in revenue from the sale of Harley-Davidson motorcycles. During the third quarter of 2004, Harley-Davidson motorcycle revenue was up $152.3 million or 18.0% over the same quarter last year driven by the increase in units shipped. Harley-Davidson motorcycle revenue also benefited from favorable changes in foreign currency exchange rates, resulting in $9.2 million of higher revenue during the third quarter of 2004. However, the revenue benefit from exchange rates was more than offset by lower revenue due to changes in product mix, as discussed below.

During the third quarter of 2004, Harley-Davidson motorcycle revenue was impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of lower-priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive touring motorcycles. The increase in Sportster shipments began with the introduction of the completely redesigned 2004 Sportster models which are an important part of the Company’s strategy to attract new customers to the Harley-Davidson family. As a result, the percentage of shipments consisting of Touring and Custom motorcycles has also been impacted during 2004. The Company expects that the mix of Sportster motorcycles will continue to be in the range of 20% to 25% of total units shipped over the longer term.(1)

Parts and Accessories (P&A) net revenue for the third quarter of 2004, of $224.4 million, was up $16.6 million or 8.0%, compared to the third quarter of 2003. On a long-term basis, the Company expects the growth rate for P&A revenue to be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise net revenue, which includes clothing and collectibles, was $61.4 million for the third quarter of 2004, up $.9 million or 1.4%, compared to the third quarter of 2003. The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson® motorcycle units. (1)

Gross Profit

Gross profit of $494.6 million for the Motorcycles segment in the third quarter of 2004 was $91.3 million, or 22.6%, higher than gross profit in the same quarter last year. The $91.3 million increase in gross profit resulted primarily from the increase in net revenue. Gross margin for the third quarter of 2004 was 38.0% compared to 35.6% in the third quarter of 2003. During the third quarter of 2004, gross margin was positively impacted by lower production costs and favorable changes in foreign currency exchange rates, which more than offset the impact of product mix changes discussed under “Net Revenue.” During the third quarter of last year the Company experienced additional costs and inefficiencies associated with the ramp up of its new Softail factory in York, Pennsylvania. With the Softail factory now fully integrated, these costs and inefficiencies were not repeated during the third quarter of 2004. Additionally, favorable changes in foreign currency exchange rates resulted in $8.5 million of higher gross profit during the third quarter of 2004 when compared to the same quarter in 2003.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS), for the three months ended September 26, 2004 and September 28, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change
Interest income	$23.4	$21.2	$2.2	10.5%
Gain on current year securitizations	13.8	22.2	(8.4)	(37.9)
Servicing fee income	8.3	6.3	2.0	31.7
Insurance commissions	14.0	13.8	0.2	1.5
Income on investment in retained
securitization interests	15.9	9.0	6.9	77.0
Other income	2.1	2.1	0.0	--

Financial services income	77.5	74.6	2.9	3.8
Interest expense	5.5	4.2	1.3	30.3
Provision for credit losses	0.7	0.7	0.0	--
Operating expenses	21.2	23.5	(2.3)	(9.9)

Financial services expense	27.4	28.4	(1.0)	(3.7)

Operating income from financial services	$50.1	$46.2	$3.9	8.3%

The increase in operating income from Financial Services during the third quarter of 2004 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products and increased income on investment in retained securitization interests, partially offset by a lower gain on the 2004 third quarter securitization.

During the third quarter of 2004, HDFS sold $625.0 million of retail motorcycle loans through a securitization transaction resulting in a gain of $13.8 million.  During the third quarter of 2003, HDFS sold $475.0 million of retail motorcycle loans resulting in a gain of $22.2 million.  The gain as a percentage of loans securitized in 2004 was 2.2%, in line with the Company’s expectation of 2.0 to 2.5% in the current competitive market and interest rate environment. The gain as a percentage of the amount of loans securitized was lower when compared with last year’s gain due to the costs of an enhanced dealer participation program introduced during the second quarter of 2004 and rising market interest rates.

During the third quarter of 2004, income on investment in retained securitization interests increased $6.9 million over the same period in 2003, due to larger securitization transactions in 2004 and better than anticipated performance on prior year’s transactions.

Over the long-term, the Company expects the HDFS operating income growth rate to be slightly higher than the Company’s motorcycle unit growth rate.(1) HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan experience, known and inherent risks in the portfolio, and current economic conditions. HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio. Changes in HDFS’ allowance for credit losses during the three months ended September 26, 2004 and September 28, 2003 were as follows (in millions):

	2004	2003
Balance, beginning of period	$31.3	$31.3
Provision for finance credit losses	0.7	0.7
Charge-offs	(0.7)	(0.7)

Balance, end of period	$31.3	$31.3

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended September 26, 2004 and September 28, 2003 (in millions):

	2004	2003	Increase (Decrease)	% Change
Motorcycles and Related Products	$188.0	$161.3	$26.7	16.5%
Corporate	3.3	3.4	(0.1)	(0.6)

Total operating expenses	$191.3	$164.7	$26.6	16.2%

Operating expenses, which include selling, administrative and engineering expenses, were 14.7% and 14.5% of net revenue for the third quarters of 2004 and 2003, respectively. The increase in operating expenses in 2004 was driven by overall growth in the Motorcycles business, but was also impacted by a change in the timing of expenses that occurred during 2003. During 2003, certain expenditures were accelerated into the first half of the year to support the Company’s 100th Anniversary activities. This change resulted in relatively less spending and lower operating expenses during the third quarter of 2003.

Provision for income taxes

The Company’s effective income tax rate was 35.5% and 34.5% during the third quarters of 2004 and 2003, respectively. The Company’s effective income tax rate increased to 35.5% during the fourth quarter of 2003 as pre-tax income grew faster than certain tax benefits. The Company expects that the income tax rate will be 35.5% during the remainder of 2004.(1)

Results of Operations for the Nine Months Ended September 26, 2004
Compared to the Nine Months Ended September
28, 2003

Overall

Net revenue for the nine months ended September 26, 2004 totaled $3.79 billion, a $328.0 million or 9.5% increase over the same period last year. Net income for the first nine months of 2004 was $680.8 million compared to $578.5 million in the first nine months of 2003, an increase of 17.7%. Diluted earnings per share for the first nine months of 2004 were $2.29 on 297.4 million weighted-average shares outstanding, compared to $1.90 on 304.5 million weighted-average shares outstanding during the same period last year, an increase in earnings per share of 20.5%.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the nine months ended September 26, 2004 and September 28, 2003 (dollars in millions):

	2004	2003	Increase	% Change
Motorcycle Unit Shipments
Touring motorcycle units	68,253	60,471	7,782	12.9%
Custom motorcycle units*	116,128	113,259	2,869	2.5
Sportster® motorcycle units	52,321	40,361	11,960	29.6

Harley-Davidson® motorcycle units	236,702	214,091	22,611	10.6
Buell® motorcycle units	7,793	7,364	429	5.8

Total motorcycle units	244,495	221,455	23,040	10.4%

Net Revenue
Harley-Davidson motorcycles	$2,935.6	$2,676.2	$259.4	9.7%
Buell motorcycles	63.5	56.0	7.5	13.4

Total motorcycles	2,999.1	2,732.2	266.9	9.8
Parts & Accessories	623.7	571.8	51.9	9.1
General Merchandise	168.8	160.7	8.1	5.1
Other	2.6	1.5	1.1	n.m.

Net revenue	$3,794.2	$3,466.2	$328.0	9.5%

*Custom motorcycle units, as used in this table, includes Softail®, Dyna Glide, VRSC and other custom models.

The increase in net revenue for the Motorcycles segment during the first nine months of 2004 was driven by the $259.4 million, or 9.7% increase in Harley-Davidson motorcycle net revenue. Harley-Davidson motorcycle revenue was higher primarily as a result of the 10.6% increase in units shipped and also benefited from favorable changes in foreign currency exchange rates which resulted in $38.6 million of higher revenue during the first nine months of 2004. However, the benefit from exchange rates was offset by lower revenue due to changes in product mix and lower wholesale prices, as discussed below.

During the first nine months of 2004, Harley-Davidson motorcycle revenue was impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of lower-priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive custom motorcycles. As discussed under the “Results of Operations for Three Months Ended September 26, 2004,” the percentage of shipments consisting of Touring and Custom motorcycles has been impacted during 2004 by the Company’s planned increase in Sportster production.

Harley-Davidson motorcycle revenue was also impacted by the lower wholesale prices associated with the 2004 model year motorcycles sold during the first and second quarters of 2004. Wholesale prices on the 2004 models reflected the elimination of 100th Anniversary special edition features and as a result were slightly lower than the wholesale prices for the 100th Anniversary models sold during the first half of 2003. Average wholesale prices on 2005 model year motorcycles, which began shipping in July of 2004, are approximately.5% higher than model year 2004 prices.

During the first nine months of 2004, net revenue from Parts and Accessories (P&A) totaled $623.7 million, a 9.1% increase over the same period in 2003. Total P&A revenue for the first nine months of 2003 included $32.1 million from sales of 100th Anniversary P&A products. Excluding revenue from the sale of 100th Anniversary products from 2003, the P&A revenue increase for the first nine months of 2004 was 15.6%.

General Merchandise revenue during the first nine months of 2004 was $168.8 million, up 5.1% over the same period last year. Revenue from 100th Anniversary General Merchandise products accounted for $9.3 million of total General Merchandise revenue during the first nine months of 2003. Excluding revenue from the sale of 100th Anniversary products from 2003, the General Merchandise revenue growth rate for the first nine months of 2004 was 11.6%.

Harley-Davidson Retail Motorcycle Sales

The Company’s wholesale motorcycle unit shipments are retailed through an independent worldwide dealer network. Retail sales of the Company’s Harley-Davidson motorcycles in the United States were up 7.1% for the first nine months of 2004, but down 9.8% for the third quarter of 2004, when compared to the same periods last year. The Company believes that the lower retail sales figures for the third quarter of 2004 were largely due to exceptional retail sales results in the third quarter of 2003. In the third quarter of 2003, retail sales were up approximately 27% over same period in the prior year driven by interest created by the Company’s 100th Anniversary Celebration in 2003.

Through September 2004, retail sales of the Company’s Harley-Davidson motorcycles in Europe and Japan were down 5.1% and 10.2%, respectively, when compared with the same period in 2003. While retail sales of Harley-Davidson motorcycles are growing in many of the Company’s international markets, the Company believes that retail sales in Germany, the Company’s largest market in Europe, and Japan have decreased due to economic and market conditions. Retail sales data for the heavyweight motorcycle industry in the U.S., Europe and Japan are provided in the following table.

Motorcycle Retail Registrations (Units)
Year-to-date Heavyweight (651+ cc)

	2004	2003	% Change
United States(a)
Harley-Davidson models only (though September)	201,852	188,402	7.1%
Industry (through September)	419,267	392,755	6.8%
Europe(b)
Harley-Davidson models only (through September)	21,096	22,228	(5.1)%
Industry (through August)	285,821	274,047	4.3%
Japan(c)
Harley- Davidson models only (through September)	7,563	8,420	(10.	2)%
Industry (through August)	31,175	32,511	(4.1)%
(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe data provided by Company reports and Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and The United Kingdom.
(c)	Japan data provided by Company reports and industry sources.

Gross Profit

Gross profit for the first nine months of 2004 totaled $1.44 billion, an increase of $188.6 million or 15.1% over the same period in 2003. Gross margin was 37.9% in the first nine months of 2004, up from 36.0% for the first nine months of 2003. During the first nine months of 2004, gross margin was positively impacted by lower production costs and favorable changes in foreign currency exchange rates, which more than offset the impact of product mix changes discussed under “Net Revenue.” Lower production costs were driven by manufacturing efficiencies and, as discussed under the “Results of Operations for Three Months Ended September 26, 2004,” the Company has also benefited during 2004 from the full integration of its new Softail® factory in York, Pennsylvania. In addition, through the first nine months of 2004, favorable changes in foreign currency exchange rates have resulted in $24.3 million of higher gross profit when compared to the same period in 2003.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the nine months ended September 26, 2004 and September 28, 2003 (in millions):

	2004	2003	Increase	% Change
Interest income	$73.3	$64.9	$8.4	13.0%
Gain on current year securitizations	58.3	70.8	(12.5)	(17.	7)
Servicing fee income	22.7	17.5	5.2	29.9
Insurance commissions	39.5	36.2	3.3	9.2
Income on investment in retained
securitization interests	39.6	20.9	18.7	89.0
Other income	5.6	6.4	(0.8)	(12.	2)

Financial services income	239.0	216.7	22.3	10.3
Interest expense	15.9	13.2	2.7	21.2
Provision for credit losses	2.4	2.7	(0.3)	(10.	6)
Operating expenses	71.3	66.8	4.5	6.7

Financial services expense	89.6	82.7	6.9	8.4

Operating income from financial services	$149.4	$134.0	$15.4	11.5%

The increase in operating income from Financial Services during the first nine months of 2004 was primarily driven by strong marketplace acceptance of HDFS’ finance and insurance products and increased income on investment in retained securitization interests, partially offset by lower gains on current year securitization transactions.

During the first nine months of 2004, HDFS sold approximately $1.9 billion of retail motorcycle loans through securitization transactions resulting in gains of $58.3 million.  During the first nine months of 2003, HDFS sold approximately $1.4 billion of retail motorcycle loans resulting in gains of $70.8 million.  The gain as a percentage of the amount of loans securitized was lower when compared with last year’s gain due to the cost of an enhanced dealer participation program that was introduced during the second quarter of 2004 and rising market interest rates throughout the first nine months of 2004. Under HDFS’s dealer participation program, HDFS pays Harley-Davidson dealers cash incentives for originating retail motorcycle loans.

During the first nine months of 2004, income on investment in retained securitization interests increased $18.7 million over the same period in 2003 due to larger securitization transactions in 2004 and better than anticipated performance on prior year’s transactions. Changes in HDFS’ allowance for finance credit losses during the nine-month periods ended September 26, 2004 and September 28, 2003 were as follows (in millions):

	2004	2003
Balance, beginning of period	$31.3	$31.0
Provision for finance credit losses	2.4	2.7
Charge-offs	(2.4)	(2.4)

Balance, end of period	$31.3	$31.3

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the nine months ended September 26, 2004 and September 28, 2003 (in millions):

	2004	2003	Increase	% Change
Motorcycles and Related Products	$529.3	$501.2	$28.1	5.6%
Corporate	12.9	12.0	0.9	7.1

Total operating expenses	$542.2	$513.2	$29.0	5.7%

Operating expenses were 14.3% and 14.8% of net revenue for the first nine months of 2004 and 2003, respectively. The increase in operating expenses in 2004 was driven by overall growth in the Motorcycles business combined with the Company’s on-going investment in specific initiatives designed to support its current and future growth objectives.

Provision for income taxes

The Company’s effective income tax rate was 35.5% and 34.5% during the first nine months of 2004 and 2003, espectively.

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed as reported in more detail in Note 9 to the Condensed Consolidated Financial Statements included in this report (Note 9). On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which was denied on August 23, 2004. A notice of appeal to the Wisconsin Court of Appeals has now been filed. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $6.7 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2010. Response Costs related to ground water remediation may continue for some time beyond 2010. However, these Response Costs are expected to be much lower than those related to the remediation of soil.

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

Liquidity and Capital Resources as of September 26, 2004

Operating Activities

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities, collections of retained securitization interests, pension plan contributions, the tax benefit of stock option exercises and changes in current assets and liabilities.

The Company generated $956.9 million of cash from operating activities during the first nine months of 2004 compared to $862.3 million in the first nine months of 2003. The largest components of cash from operations are net income and the adjustment for depreciation which resulted in a combined cash inflow of $841.6 million and $724.6 during the first nine months of 2004 and 2003, respectively. Please refer to the Condensed Consolidated Statements of Cash Flows for additional detail regarding cash flows from operating activities.

Net changes in current assets and liabilities included in net cash provided by operating activities during the first nine months of 2004 and 2003 consisted of the following (in millions):

	2004	2003
Accounts receivable, net	$(26.6)	$(10.5)
Inventories	(27.0)	7.2
Finance receivables - accrued interest and other	(64.8)	(48.7)
Accounts payable/Accrued expenses	90.0	98.5
Other	(6.4)	13.6

	$(34.8)	$60.1

A net increase in accounts receivable during the first nine months of 2004 resulted in a $26.6 million negative adjustment to operating cash flow. The change in accounts receivable relates primarily to an increase in the Company’s international accounts receivable balances in Europe and Japan. The Company’s international accounts receivable balances will typically be higher at the end of the third quarter as compared to the end of December. In addition, accounts receivable balances in Europe have also increased due to the acquisition of an independent distributor in 2004.

The increase in Company inventory resulted in a negative adjustment to operating cash flow during the first nine months of 2004. Net increases in inventory were due primarily to higher finished goods inventory, partially offset by lower raw materials and work-in-process inventory. Finished goods increases were driven by an increase in motorcycle units on hand, primarily in Europe. In an on-going effort to improve its distribution capabilities in Europe the Company has experienced modest increases in its European motorcycle inventory levels. The Company has continued to improve its distribution network in Europe by acquiring some independent distributors and by continuing its effort to provide its dealers with a wider selection of products that can be quickly accessed from a centralized Company-controlled warehouse.

During the first nine months of 2004, the change in “finance receivables — accrued interest and other” resulted in a $64.8 million reduction to operating cash flow. This change was driven by an increase in deferred charges related to higher dealer participation payments on the origination of retail motorcycle loans.

Accounts payable and accrued expenses increased $90.0 million during the first nine months of 2004 resulting in a positive adjustment to operating cash flow. The net increase was driven by higher accounts payable in connection with higher motorcycle production volumes.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities. Net cash provided by / (used in) investing activities was $52.5 million and ($94.8) million during the first nine months of 2004 and 2003, respectively.

Capital expenditures were $109.9 million and $124.4 million during the first three quarters of 2004 and 2003, respectively. The Company estimates that total capital expenditures required in 2004 will be in the range of $200 to $225 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2004 with internally generated funds.(1)

Investing activity related to finance receivables resulted in a cash inflow of $183.0 million during the first nine months of 2004 compared to a cash outflow of $33.7 million during the first nine months of 2003. The change in net investing cash flow related to finance receivables was due primarily to the timing of HDFS’ most recent securitization transaction, which was completed late in the third quarter of 2004.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first nine months of 2004 and 2003 was $812.2 million and $106.4 million, respectively.

During the first nine months of 2004 the Company repurchased 10.6 million shares of its common stock at a total cost of $564.1 million. The Company repurchased 7.8 million shares under a general authorization from the Company’s Board of Directors. The remaining 2.8 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.

During the first three quarters of 2004, the Company’s Board of Directors has declared three cash dividends totaling $.28 per share or $82.4 million, compared to a total of $.115 per share or $30.6 million, during the first three quarters of last year.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under revolving credit facilities, medium term notes, senior subordinated debt and borrowings from the Company. HDFS’ outstanding debt consisted of the following as of September 26, 2004 and September 28, 2003 (in millions):

	2004	2003
Commercial paper	$199.9	$565.6
Borrowings under credit facilities	151.2	122.1
Medium-term notes	398.1	--
Senior subordinated debt	30.0	30.0

Total finance debt	$779.2	$717.7

Credit Facilities

On September 16, 2004, HDFS entered into a $1.1 billion revolving credit facility (Global Credit Facility) due September 2009. This facility replaced a $750 million Domestic Credit Facilities and a $200 million European credit facility. The primary use of the Global Credit Facility is to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations. Subject to certain limitations, HDFS has the option to borrow in various currencies. Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short term indices, depending on the type of advance. The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper

Subject to limitations, HDFS may issue up to $1.1 billion of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility is limited to $1.1 billion.

Medium-Term Notes

During November 2003, HDFS issued $400 million of 3.63% in medium term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At September 26, 2004, the Notes included a fair value adjustment of ($1.9) million due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt

HDFS has $30 million of ten year senior subordinated notes, due in 2007.

Inter-company Borrowing

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of September 26, 2004 and September 28, 2003, HDFS had no outstanding borrowings owed to the Company under this agreement.

The Company also has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain certain financial covenants. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business.  No amount has ever been provided to HDFS under the support agreement.

In connection with its debt agreements, HDFS has various operating and financial covenants and remains in compliance at September 26, 2004.

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

(b)    Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed as reported in more detail in Note 9. On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action,which motion was denied on August 23, 2004. A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal has now been filed. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $6.7 million. The Company has established reserves for this amount, which are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2010. Response Costs related to ground water remediation may continue for some time beyond 2010. However these Response Costs are expected to be much lower than those related to the remediation of soil.

Item 2. Changes in Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 26, 2004.

2004 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
June 28 to
August 1	1,558,100	$58.19	1,558,100	22,828,948
August 2 to
August 29	--	--	--	22,876,430
August 30 to
September 26	--	--	--	22,994,346

Total	1,558,100	$58.19	1,558,100

The shares repurchased by the Company during the third quarter of 2004 were repurchased under the Company’s continuing authorization (originally adopted in January 1998) from its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

On April 24, 2004, the Company’s Board of Directors separately authorized the Company to buy back 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of the third quarter.

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

Item 6. Exhibits

Refer to the Exhibit Index on page 30 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: November 4, 2004	by: /s/ James L. Ziemer
James L. Ziemer
Vice President and Chief Financial
Officer (Principal Financial Officer)
Date: November 4, 2004	by: /s/ James M. Brostowitz
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