Form 10-K
period 2004-12-31
HARLEY DAVIDSON INC
filed 2005-03-11
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2004:

$17,747,151,212

Number of shares of the registrant’s common stock outstanding at March 7, 2005:

291,972,467 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 30, 2005.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2004

Part I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits and Financial Statements Schedules

Signatures

Part I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or “estimates” or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including the Risk Factors discussed on page 35 of this report.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company) and the group of companies doing business as Buell Motorcycle Company (BMC).  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories, clothing and collectibles. The Company, which is the only major American motorcycle manufacturer, has had the largest share of the United States heavyweight (651+cc) motorcycle market since 1986. At the end of 2004, the Company’s market share, based on retail sales of new Harley-Davidson motorcycles, was 49.5% in the United States (Data provided by the Motorcycle Industry Council).

The Financial Services (Financial Services) segment includes the group of companies doing business as Harley-Davidson Financial Services (HDFS).  HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail loans, primarily for the purchase of motorcycles. HDFS conducts business in the United States, Canada and Europe.

See Note 12 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles. The primary business of the Motorcycles segment is to design, manufacture and sell premium motorcycles for the heavyweight market.  The Company is best known for its Harley-Davidson motorcycle products, but also offers a line of motorcycles and related products under the Buell brand name.  The Company’s worldwide motorcycle sales generated 80.0%, 80.0% and 78.9% of the total net revenue in the Motorcycles segment during 2004, 2003 and 2002, respectively.

The Company’s Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability and quality.  The Company’s 2005 model year line up includes 32 models of Harley-Davidson touring and custom heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from $6,495 to $20,405.  The Company also offers exclusive limited-edition factory-custom motorcycles through its Custom Vehicle Operation (CVO) program.  Motorcycles sold through the CVO program are available in limited quantities and offer unique features, paint schemes and accessories.  The Company currently has three motorcycle offerings available through the CVO program with domestic manufacturer’s suggested retail prices ranging from $25,495 to $29,995.

The Motor Company manufactures five families of motorcycles: Sportster®, Dyna Glide, Softail®, Touring and VRSC.  These motorcycles are powered by one of four air-cooled, twin-cylinder engines with a 45-degree “V” configuration, or in the case of the VRSC family, a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. The Motor Company’s Harley-Davidson engines range in size from 883cc’s to 1690cc’s.

The average U.S. purchaser of a new Harley-Davidson motorcycle is a married male in his mid-forties (over two-thirds of purchasers are between the ages of 35 and 54), with a median household income of approximately $81,400. These customers generally purchase a motorcycle for recreational purposes rather than to provide transportation. Over two-thirds of the Company’s U.S. retail sales of new Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school, and 30% of the buyers have college degrees.  Approximately 10% of the Company’s Harley-Davidson U.S. retail motorcycle sales are to female buyers.  (Source: 2004 Company studies)

The Company’s Buell® motorcycle products emphasize innovative design, responsive handling and overall performance.  Buell currently manufactures and sells six models, including five heavyweight models in its XB family, and the Blast®.  The Buell XB motorcycles focus on superior handling and are powered by either a 984cc (XB9) or a 1203cc (XB12) air-cooled, twin-cylinder engine with a 45-degree “V” configuration.  The Buell XB motorcycle models have domestic manufacturer’s suggested retail prices ranging from $8,695 to $10,495.  The Buell Blast is smaller and less expensive than the Buell XB models and is powered by a 492cc single-cylinder engine.  The Blast, which competes in the standard market segment, has a domestic manufacturer’s suggested retail price of $4,595.

The average U.S. purchaser of a new Buell XB motorcycle is a male at the age of 36 with a household income of approximately $79,600.  Approximately 9% of all new Buell XB U.S. retail motorcycle sales are to females. The average U.S. purchaser of a new Buell Blast is at the age of 37, with over one-half of them being female.  Approximately 57% of new Buell Blast purchasers have never owned a motorcycle before and in excess of 97% of them had never owned a Buell motorcycle before.  (Source: 2004 Company studies).

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

In the United States, suggested retail prices for the Company’s Harley-Davidson motorcycles range from being competitive to 50% higher than suggested retail prices for comparable motorcycles available in the market.  Although there are some differences in accessories between the Company’s top-of-the line touring motorcycles and those of its competitors, suggested retail prices are generally comparable.  The high-end of the custom portion of the Harley-Davidson product line represents the Company’s highest unit volumes and the Company believes Harley-Davidson custom products continue to command a premium price because of the features, styling and high resale value associated with Harley-Davidson custom products.  The Company’s smallest displacement custom motorcycle (the 883cc Sportster) is price competitive with comparable motorcycles available in the market. The Company’s 2004 surveys of retail purchasers in the United States indicate that 83% of the purchasers of its Sportster models either have previously owned competitive-brand motorcycles, are completely new to the sport of motorcycling or have not participated in the sport for at least five years.  The Company expects to see sales of its Sportster models lead to future sales of its higher-priced models.

Since 1988, the Company’s research has consistently shown that U.S. purchasers of new Harley-Davidson motorcycles have a repurchase intent at or in excess of 90%.

Parts & Accessories. The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories).  Worldwide P&A net revenue comprised 15.6%, 15.4% and 15.4% of net revenue in the Motorcycles segment in 2004, 2003 and 2002, respectively.

General Merchandise. Worldwide General Merchandise net revenue, which includes MotorClothesTM apparel and collectibles, comprised 4.5%, 4.6% and 5.7% of net revenue in the Motorcycles segment in 2004, 2003 and 2002, respectively.

Other Services.  The Company also provides a variety of services to its dealers including service and business management training programs, customized dealer software packages, delivery of its motorcycles, a motorcycle rental and tour program and Riders Edge®, the Company’s rider training program.

Licensing. The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company.  The Company’s licensed products include t-shirts, jewelry, small leather goods, toys and numerous other products.  The Company also licenses the use of its name in connection with a cafe located in Las Vegas, Nevada.  Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.  Royalty revenues from licensing, included in Motorcycles segment net revenue, were approximately $41 million, $38 million and $36 million in 2004, 2003 and 2002, respectively.  While royalty revenues from licensing activities are relatively small, the profitability of this business is relatively high.

Patents and Trademarks.  The Company owns certain patents that relate to its motorcycles and related products and processes for their production. The Company diligently protects its intellectual property and it rights to innovative and proprietary technology.  This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies.

Trademarks are important to the Company’s motorcycle business and licensing activities.  The Company has a vigorous world wide program of trademark registration and enforcement to strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The Company believes the HARLEY-DAVIDSON trademark and the Company’s Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo.  Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered world wide, where the Company conducts business. The following are among the Company’s trademarks:  Harley-Davidson, H-D, Harley, the Bar & Shield Logo, MotorClothes, the MotorClothes Logo, Rider’s Edge, Harley Owners Group, H.O.G., the H.O.G. Logo, Softail, Sportster, V-Rod, Buell, the Pegasus Logo and BRAG.  The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910.  The BUELL trademark has been used since 1984.  All of the Company’s trademarks are owned by H-D Michigan, Inc.

Marketing.  The Company’s products are marketed primarily through dealer promotions, customer events and advertising through national television, print, radio and direct mailings.  Many of the Company’s marketing efforts are accomplished through a cooperative program with its independent dealers. The Company also sponsors racing activities and special promotional events and participates in many major motorcycle consumer shows and rallies.

On an ongoing basis, the Company promotes its products and lifestyle through the Harley Owners Group®, or H.O.G.® H.O.G. has approximately 900,000 members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization.  The Company formed the Harley Owners Group in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.  The Company has also formed the Buell Riders Adventure Group, or BRAG®, which has approximately 10,000 members.  These groups sponsor many motorcycle events, including world wide rallies and rides for Harley-Davidson and Buell motorcycle enthusiasts.

The Company Web site (www.harley-davidson.com) is also utilized to market its products and services.  The Web site features an online catalog which allows customers to create and share product wish lists, utilize a dealer locator and place catalog orders.  Internet orders are sold and fulfilled by the participating authorized Harley-Davidson dealer selected by the customer. Dealers also handle any after-sale services that customers may require.

International Sales.  International revenue was approximately $917 million, $816 million and $675 million, or approximately 18%, 18% and 17% of net revenue of the Motorcycles segment, during 2004, 2003 and 2002, respectively.  At the end of 2004, the Company’s market share, based on retail sales of new Harley-Davidson motorcycles, was 7.7% in the European heavyweight (651+cc) market and 25.3% in the Asia/Pacific (Japan and Australia) heavyweight (651+cc) market.  See Note 12 to the Consolidated Financial Statements for additional information regarding foreign operations.

Distribution-United States.  The Company’s basic channel of distribution in the United States for its motorcycles and related products consists of 659 independently-owned full-service Harley-Davidson dealerships to whom the Company sells directly.  This includes 411 combined Harley-Davidson and Buell dealerships.  With respect to sales of new motorcycles, approximately 82% of the U.S. dealerships sell the Company’s motorcycles exclusively.  All dealerships stock and sell the Company’s genuine replacement parts, accessories, and MotorClothes apparel and collectibles, and perform service for the Company’s motorcycles.  The Company’s dealers also sell a smaller portion of parts and accessories and general merchandise through “non-traditional” retail outlets.  The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs).  SRLs are satellites of the main dealership and are developed to meet the service needs of the Company’s riding customers. SRLs also provide replacement parts and accessories and MotorClothes apparel and collectibles and are authorized to sell new motorcycles.  AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s MotorClothes apparel, collectibles and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks.  AROs and SROs are not authorized to sell new motorcycles.  In 2004, there were approximately 87 SRLs, 64 AROs, and 10 SROs located in the United States.

Distribution-Europe.  The Company’s European management team is located in Oxford, England and is responsible for all sales, marketing and distribution activities in Europe, the Middle East and Africa.  The Company has sales offices in the United Kingdom, France, Germany, Italy, the Netherlands, Spain, Switzerland and seven independent distributors throughout the region. In the European region, there are approximately 389 independent Harley-Davidson dealerships serving 36 country markets.  This includes 292 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 7 dealerships that do not sell Harley-Davidson motorcycles.  In addition, the Company’s dealer network includes 31 ARO’s across Europe.

Distribution-Asia/Pacific.  The Asia/Pacific region is served by 170 independent dealers in 10 countries.  Of these dealers, 134 sell both Harley-Davidson and Buell products, while three are Buell-only dealers.  The Company’s distribution in Japan, which is the largest market in this region, is managed directly by the Company’s subsidiary in Tokyo.  Operations of this subsidiary include sales, marketing, and distribution of product to the country’s network of 113 independent dealers.  Independent distributors manage distribution for the region’s second largest market, Australia/New Zealand, with 51 dealerships currently in operation.  Of these, 24 sell both Harley-Davidson and Buell products.  The Company supplies product directly from its U.S. operations to the remaining Asia/Pacific dealers, which are located in East and Southeast Asia.

Distribution-Latin America.  In Latin America, 14 countries are served by 31 independent dealers.  Mexico is the Company’s largest market in Latin America with 10 dealers.  In Brazil, the region’s second largest market, products are distributed by an independent master dealer through eight dealership locations.  Certain motorcycle models sold in Brazil are assembled at the Company’s subsidiary in Manaus, Brazil.  The remaining dealers in Latin America receive product directly from the Company’s U.S. operations.

Distribution-Canada. In Canada, there are approximately 75 independent Harley-Davidson dealerships and three AROs, all served by a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd. Currently, 43 of the 75 dealerships are combined Harley-Davidson and Buell dealerships.

Seasonality.  In general, the Motor Company has not experienced seasonal fluctuations in its wholesale sales.  This has been primarily the result of strong demand for the Company’s Harley-Davidson motorcycles and related products, as well as the availability of floor plan financing arrangements for its North American and European independent dealers.  Floor plan financing allows dealers to build their inventory levels in anticipation of the spring and summer selling seasons.

As the Company works to narrow the gap between supply and demand for its Harley-Davidson motorcycles, the Company’s independent dealers are likely to experience a greater degree of seasonality in their retail sales patterns.

Retail Customer and Dealer Financing.  The Company believes that HDFS as well as other financial services companies provide adequate financing to the Company’s distributors, dealers and their retail customers.  HDFS provides financing to the Company’s dealers, distributors and dealers’ retail customers in the U.S. and Canada. Beginning in 2002, HDFS began servicing the wholesale financing needs of many of the Company’s European dealers.  The Company’s customers in the Asia/Pacific and Latin America regions are not serviced by HDFS, but have access to financing though other established financial services companies.

Competition.  The heavyweight (651+cc) motorcycle market is highly competitive.  The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company.  They also have larger worldwide revenue and are more diversified than the Company.  In addition to these larger, established competitors, the Company has competitors headquartered in the United States.  These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.  These competitors currently have production and sales volumes that are lower than the Company’s and do not hold significant market shares.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties.  The Company emphasizes quality, reliability and styling in its products and offers a 2 year warranty for its motorcycles.  The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies and H.O.G.® and its financing through HDFS as a competitive advantage. In general, resale prices for used Harley-Davidson motorcycles, as a percentage of prices when new, are significantly higher than resale prices for used motorcycles of the Company’s competitors. (source: 2004 Company data)

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market. These segments accounted for 81%, 82% and 80% of total heavyweight retail unit sales in the U.S. during 2004, 2003 and 2002, respectively.  The custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company.  During 2004, the heavyweight segment (including standard, performance, touring and custom motorcycles) represented approximately one-half of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 17 years, the Company has led the industry in the United States for retail unit sales of heavyweight motorcycles.  The Company’s (Harley-Davidson motorcycles only) share of the heavyweight market was 49.5% in 2004 and 2003. This share is significantly greater than that of the Company’s largest competitor in the domestic market which ended 2004 with an 18.7% market share.

The following chart includes U.S. retail registration data for the Company and its major competitors for the years 2000 through 2004.

Market share of U.S. Heavyweight Motorcycles (a)

(Engine Displacement of 651+cc)

(Units in thousands)

	Year Ended December 31
	2004	2003	2002	2001	2000
New U.S. Registrations (thousands of units):
Total market new registrations	494.0	461.2	442.3	394.3	340.0

Harley-Davidson new registrations	244.5	228.4	209.3	177.4	155.1
Buell new registrations	3.6	3.5	2.9	2.6	4.2
Total Company new registrations	248.1	231.9	212.2	180.0	159.3

Percentage Market Share:
Harley-Davidson motorcycles	49.5%	49.5%	47.5%	45.0%	45.6%
Buell motorcycles	0.7	0.8	0.7	0.7	1.2
Total Company	50.2	50.3	48.2	45.7	46.8

Honda	18.7	18.4	19.8	20.5	18.5
Suzuki	10.2	9.8	9.6	10.8	9.3
Yamaha	8.7	8.5	8.9	7.9	8.4
Kawasaki	6.4	6.7	6.9	8.0	9.0
Other	5.8	6.3	6.6	7.1	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)         Motorcycle registration data provided by the Motorcycle Industry Council.

The Company faces unique competitive challenges in the international markets.  The European heavyweight motorcycle market (as defined below) is roughly two-thirds of the size of the U.S. market; but unlike the domestic market, it is comprised of the unique tastes of many individual countries.  In addition, the standard and performance segments represent approximately 80% of the European heavyweight (651+cc) motorcycle market. The Company continues to expand its product offerings to compete in these segments by including motorcycles like the VRSC family and the Buell XB.  The Company’s traditional Harley-Davidson products compete primarily in the custom and touring segments.

On a worldwide basis, the Company measures its market share using the heavyweight classification.  Although definitive market share information does not exist for many of the smaller foreign markets, the Company estimates its worldwide competitive position, using data reasonably available to the Company, to be as follows:

Worldwide Heavyweight Motorcycle Registration Data

(Engine Displacement of 651+cc)

(Units in thousands)

	2004		2003		2002
	Units	% Share	Units	% Share	Units	% Share
North America(a)
Harley-Davidson new registrations	255.8	48.2%	238.3	48.1%	220.1	46.4%
Buell new registrations	3.8	0.7	3.7	0.8	3.0	.6
Company registrations	259.6	48.9%	242.0	48.9%	223.1	47.0%
Market new registrations	530.8		495.5		475.0

Europe(b)
Harley-Davidson new registrations	25.9	7.7%	26.3	8.1%	23.5	7.1%
Buell new registrations	4.5	1.3	3.1	1.0	1.9	0.6
Company registrations	30.4	9.0%	29.4	9.1%	25.5	7.7%
Market new registrations	336.2		323.1		331.8

Japan/Australia(c)
Harley-Davidson new registrations	15.6	25.3%	15.2	25.8%	13.6	21.3%
Buell new registrations	1.0	1.5	1.0	1.7	.7	1.2
Company registrations	16.6	26.8%	16.2	27.5%	14.3	22.5%
Market new registrations	61.9		58.9		63.9

Total(d)
Harley-Davidson new registrations	297.3	32.0%	279.8	31.9%	257.2	29.6%
Buell new registrations	9.3	1.0	7.8	0.9	5.6	0.7
Company registrations	306.6	33.0%	287.5	32.8%	262.8	30.3%
Market new registrations	928.9		877.5		870.7

(a)          Includes the United States and Canada.  U.S. data provided by the Motorcycle Industry Council and Canada data provided by the Moped and Motorcycle Industry of Canada.

(b)         Europe data, provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland, United Kingdom, Denmark, Finland, Greece, Norway, Portugal and Sweden.

(c)          Japan data provided by Japan Automobile Importers Association and Australia data provided by ERG, International.

(d)         Includes the North American, European and Japan/Australia markets as defined above.

Motorcycle Manufacturing. The Motor Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. The Motor Company incorporates manufacturing techniques focused on continuous improvement. These techniques, which include employee involvement, just-in-time inventory principles, partnering agreements with the local unions, high performance work organizations and statistical process control, are designed to improve product quality, productivity and asset utilization in the production of Harley-Davidson motorcycles.

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

Raw Material and Purchased Components.  The Company continues to proceed aggressively to establish and/or reinforce long-term, mutually beneficial relationships with its suppliers.  Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives and gains commitment from suppliers to advance Company interests efficiently and effectively.  This strategy has resulted in improved product quality, technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.  The Company’s 2003 initiative to improve supplier productivity and component cost was fully implemented during 2004 and was instrumental in delivering improvement in cost and in offsetting raw material commodity price pressures throughout the sourcing value stream.  The Company anticipates that its focus on collaboration and strong supplier relationships will be beneficial to achieving cost improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments.  Given current economic conditions in certain raw material commodity markets, the Company is closely monitoring supply, availability and pricing for both its suppliers and in-house operations.  However, at this time, the Company does not anticipate any significant difficulties in obtaining raw materials or components.

Research and Development.  The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment.  The Company’s Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team.  The Company incurred research and development expenses of $170.7 million, $150.3 million and $139.7 million during 2004, 2003 and 2002, respectively.

Regulation. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company.  The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards.  Company motorcycles sold in California are also subject to certain tailpipe and evaporative emissions standards that are unique to California. The Company’s motorcycle products have been certified to comply fully with all such applicable standards. CARB’s motorcycle emissions standards will become more stringent with model year 2008.  The EPA has finalized new tail pipe emission standards for 2006 and 2010, respectively, which are harmonized with the California emissions standards.  Harley-Davidson expects its motorcycle products will comply with the new requirements when they go into effect. Additionally, the European Union, Japan and certain emerging markets are considering making motorcycle emissions and noise standards more stringent, which in the European Union are already more stringent than those of the EPA.  Consequently, the Company will continue to incur some level of research and development and production costs related to motorcycle emissions and noise for the foreseeable future. The Company does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings or competitive position.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA).  The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.  The Company has from time to time initiated certain voluntary recalls.  During the last three years, the Company has initiated 18 voluntary recalls at a total cost of $7.9 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees.  As of December 31, 2004, the Motorcycles segment had approximately 8,900 employees.  Unionized employees at the motorcycle manufacturing facilities in Wauwatosa and Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO, as well as the International Association of Machinist and Aerospace Workers (IAM).  Unionized employees at the distribution and manufacturing facilities in Franklin and Tomahawk, Wisconsin are represented by the Paper Allied-Industrial Chemical and Energy Workers International Union (PACE) of the AFL-CIO.  Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM.  The collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2007, the collective bargaining agreement with the Kansas City-PACE and IAM will expire on August 1, 2007, and the collective bargaining agreement with the Wisconsin-PACE and IAM will expire on March 31, 2008.

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

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail loans (primarily for the purchase of motorcycles).  HDFS conducts business in the United States, Canada and Europe.

Harley-Davidson and Buell. HDFS, operating under the trade name Harley-Davidson Credit, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers.  HDFS, operating under the trade name Harley-Davidson Insurance, provides the brokerage of a range of motorcycle insurance policies and extended service warranty agreements.

Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans and showroom remodeling loans.  HDFS offers wholesale financial services to Harley-Davidson dealers in the U.S. and Canada, and during 2004, approximately 95% of such dealers utilized those services. Prior to August 2002, HDFS offered wholesale financing to some of the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  In August 2002, HDFS terminated this joint venture relationship and began directly serving the wholesale financing needs of some European dealers.  The wholesale finance operations of HDFS are located in Plano, Texas and Oxford, England.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles. HDFS’ retail financial services are available through most Harley-Davidson and Buell dealers in the United States and Canada. HDFS’ retail finance operations are located in Carson City, Nevada, Reno, Nevada, and Plano, Texas.

Other Manufacturers. HDFS’ retail aircraft financial service programs are similar to programs for Harley-Davidson and Buell consumers described above. HDFS’ aircraft business is a small portion of its total business and made up less than 5% of total managed loans as of the end of 2004.

Funding.  HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, medium term notes, senior subordinated debt and advances and loans from the Company.

Competition. The ability to offer a package of wholesale and retail financial services is a significant competitive advantage for HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, strong dealer relations, industry experience, terms, and price.

During 2004, HDFS financed 40% of the new Harley-Davidson motorcycles retailed by independent dealers in the United States, as compared to 38% in 2003. HDFS faces competition for the Company’s retail motorcycle finance business. Competitors are primarily banks and other financial institutions providing retail financing to local or regional markets. Credit unions, banks, other financial institutions and insurance agencies also compete for retail financial services business in selected markets.

HDFS faces little national competition for the Company’s wholesale motorcycle finance business. Competitors are primarily regional and local banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets.

Trademarks.  HDFS utilizes various trademarks and trade names licensed from H-D Michigan, Inc., including: “HARLEY-DAVIDSON, H-D and the Bar & Shield logo.

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

Regulation.  The operations of HDFS are subject, in certain instances, to supervision and regulation by state, federal, and various foreign governmental authorities.  Operations may be subject to various laws and judicial and administrative decisions imposing requirements and restrictions, which among other things, (1) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions, (2) establish maximum interest rates, finance charges and other charges, (3) regulate customers’ insurance coverages, (4) require disclosure to customers, (5) govern secured transactions, (6) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (7) prohibit discrimination in the extension of credit and administration of loans, and (8) regulate the use and reporting of information related to a borrower.

Depending on the provisions of the applicable laws and regulations and the specific facts and circumstances involved, violations of these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or to obtain a refund of amounts previously paid, and in addition, could subject HDFS to damages and administrative sanctions.

The above regulation and supervision could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.  The Company cannot assure that the applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates charged by HDFS will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect the business of HDFS or its results of operations.

A subsidiary of HDFS, Eaglemark Savings Bank (ESB), is a Nevada state thrift. As such, the activities of this subsidiary are governed by federal and State of Nevada banking laws and are subject to examination by federal and state examiners.  ESB is also required to maintain minimum capital reserves.  During 2002, ESB began to originate retail motorcycle and aircraft loans and sell the loans to a non-banking subsidiary of HDFS.  This process allows HDFS to offer retail products with common characteristics across the United States and uniformly manage all domestic retail customers.

Employees.  As of December 31, 2004, the Financial Services segment had approximately 680 employees. No employees of HDFS are represented by labor unions.

Item 2. Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2004.

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Warehouse	Milwaukee, WI	24,000	Lease expiring 2006
Airplane Hangar	Milwaukee, WI	14,600	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Manufacturing	Menomonee Falls, WI	479,000	Owned
Manufacturing	Tomahawk, WI	211,000	Owned
Manufacturing	York, PA	1,331,000	Owned
Materials Velocity Center	Manchester, PA	212,000	Owned
Manufacturing and Materials Velocity Center	Kansas City, MO	450,000	Owned
Manufacturing	East Troy, WI	40,000	Lease expiring 2008
Product Development and Office	East Troy, WI	54,000	Lease expiring 2008
Distribution Center	Franklin, WI	250,000	Owned
Office	Cleveland, OH	23,000	Lease expiring 2014
Motorcycle Testing	Talladega, AL	24,000	Leases expiring 2007
Motorcycle Testing	Mesa, AZ	12,000	Lease expiring 2005
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Ann Arbor, MI	3,000	Lease expiring 2009
Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2008
Office and Warehouse	Oxford, England	27,000	Lease expiring 2017
Office	Liederdorp, The Netherlands	8,000	Lease expiring 2006
Office	Paris, France	7,000	Lease expiring 2005
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2009
Office	Zurich, Switzerland	2,000	Lease expiring 2009
Office	Barcelona, Spain	2,000	Lease expiring 2010
Office	Tokyo, Japan	14,000	Lease expiring 2006
Warehouse	Yokohama, Japan	15,000	Lease expiring 2006
Manufacturing and Office	Manaus, Brazil	30,000	Lease expiring 2005

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

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	35,000	Lease expiring 2007
Office	Carson City, NV	100,000	Owned
Office	Reno, NV	14,000	Lease expiring 2005
Office	Plano, TX	61,500	Lease expiring 2014
Office	Oxford, England	6,000	Lease expiring 2017

The Financial Services segment has five office facilities: Chicago, Illinois (corporate headquarters); Carson City, Nevada and Reno, Nevada (retail and insurance operations); Plano, Texas (wholesale, insurance and retail operations) and Oxford, England (European wholesale operations).

Item 3.  Legal Proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed as reported in more detail in Note 6 – Commitments and Contingencies (Note 6), to the Consolidated Financial Statements.  On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court.  This third action was dismissed by the court on July 26, 2004.  In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which motion was denied on August 23, 2004.  A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal has now been filed. The Company intends to continue to vigorously defend this matter.  The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS).  Note 6 includes a discussion of the history of this matter in more detail.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2004.

Executive Officers of the Registrant

The following sets forth, as of December 31, 2004, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc.  Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Leadership and Strategy Council (LSC).  The LSC, which is comprised of selected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers

Name	Age
Jeffrey L. Bleustein	65
Chairman and Chief Executive Officer

James M. Brostowitz	52
Vice President and Treasurer

William B. Dannehl	46
Vice President, North American Sales and Dealer Services - Harley-Davidson Motor Company

Jon R. Flickinger	47
Vice President – Harley-Davidson Motor Company and President and Chief Operating Officer - Buell Motorcycle Company

John A. Hevey	47
Vice President, Strategic Planning and New Business Development - Harley-Davidson Motor Company

Ronald M. Hutchinson	57
Vice President, Parts and Accessories - Harley-Davidson Motor Company

Gail A. Lione	55
Vice President, General Counsel and Secretary Chief Compliance Officer

James A. McCaslin	56
President and Chief Operating Officer - Harley-Davidson Motor Company

W. Kenneth Sutton, Jr.	56
Vice President, Engineering - Harley-Davidson Motor Company

Donna F. Zarcone	47
President and Chief Operating Officer - Harley-Davidson Financial Services

James L. Ziemer	54
Vice President and Chief Financial Officer and Director

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years:  William B. Dannehl, Jon R. Flickinger and Kenneth Sutton. The following is additional biographical information relating to these three executive officers:

Mr. Dannehl became the Vice President, North American Sales and Dealer Serivces for Harley-Davidson Motor Company in August 2004.  Prior to his current position, Mr. Dannehl served as the Vice President, Strategic Planning and New Business Development for Harley-Davidson Motor Company since August 2002.  From September 1997 to July 2002, Mr. Dannehl served as Vice President and General Manager of York Vehicle Operations.

Mr. Flickinger became the President and Chief Operating Officer of Buell Motorcycle Company in August 2004. Prior to his current position, Mr. Flickinger served as Vice President, North American Sales and Dealer Services for Harley-Davidson Motor Company from March 1999 to July 2004.

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

PART II

Item 5.  Market for Harley-Davidson, Inc. Common Stock and Related Shareholder Matters

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc.  The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2004	Low	High
First quarter	$45.20	$54.42
Second quarter	52.30	62.31
Third quarter	56.42	63.75
Fourth quarter	55.01	61.24

2003
First quarter	$35.01	$49.65
Second quarter	37.25	46.81
Third quarter	38.06	50.25
Fourth quarter	44.57	52.51

The Company paid the following dividends per share:

	2004	2003	2002
First quarter	$.080	$.035	$.030
Second quarter	.100	.040	.035
Third quarter	.100	.040	.035
Fourth quarter	.125	.080	.035
Total year	$.405	$.195	$.135

As of March 4, 2005 there were 86,789 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the Company’s authority to repurchase common stock during the quarter ended December 31, 2004.

2004 Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
Sep. 27 to Oct. 31	—	—	—	23,086,117
Nov. 1 to Nov. 28	—	—	—	23,476,523
Nov. 28 to Dec. 31	—	—	—	23,615,879
Total	—	—	—

The Company has continuing authorization from its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

The Company’s Board of Directors has also separately authorized the Company to buy back 20 million shares of its common stock with no dollar limit or expiration date.  No repurchases have been made under this authorization as of the end of 2004.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans

Item  6. Selected Financial Data

	2004	2003	2002	2001	2000
Income statement data:

Net revenue	$5,015,190	$4,624,274	$4,090,970	$3,406,786	$2,943,346
Cost of goods sold	3,115,655	2,958,708	2,673,129	2,253,815	1,979,572
Gross profit	1,899,535	1,665,566	1,417,841	1,152,971	963,774

Financial services income	305,262	279,459	211,500	181,545	140,135
Financial services expense	116,662	111,586	107,273	120,272	102,957
Operating income from financial services	188,600	167,873	104,227	61,273	37,178
Selling, administrative and engineering expense	726,644	684,175	639,366	551,743	485,980
Income from operations	1,361,491	1,149,264	882,702	662,501	514,972
Gain on sale of credit card business		—	—	—	18,915
Investment income, net	23,101	23,088	16,541	17,478	17,583
Other, net	(5,106)	(6,317)	(13,416)	(6,524)	(2,914)
Income before provision for income taxes	1,379,486	1,166,035	885,827	673,455	548,556
Provision for income taxes	489,720	405,107	305,610	235,709	200,843
Net income	$889,766	$760,928	$580,217	$437,746	$347,713

Weighted-average common shares:
Basic	295,008	302,271	302,297	302,506	302,691
Diluted	296,852	304,470	305,158	306,248	307,470
Earnings per common share:
Basic	$3.02	$2.52	$1.92	$1.45	$1.15
Diluted	$3.00	$2.50	$1.90	$1.43	$1.13

Dividends paid	$.405	$.195	$.135	$.115	$.098

Balance sheet data:
Working capital	$2,093,576	$1,773,354	$1,076,534	$949,154	$799,521
Current finance receivables, net	1,207,124	1,001,990	855,771	656,421	530,859
Long-term finance receivables, net	905,176	735,859	589,809	379,335	234,091
Total assets	5,483,293	4,923,088	3,861,217	3,118,495	2,436,404
Current finance debt	495,441	324,305	382,579	217,051	89,509
Long-term finance debt	800,000	670,000	380,000	380,000	355,000
Total finance debt	1,295,441	994,305	762,579	597,051	444,509
Shareholders’ equity	$3,218,471	$2,957,692	$2,232,915	$1,756,283	$1,405,655

Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company and Harley-Davidson Financial Services (HDFS).  HDMC produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise.  HDMC manufactures five families of motorcycles: Touring, Dyna Glide, Softail®, VRSC and Sportster®.  Buell Motorcycle Company produces sport motorcycles, including five v-twin XB models and the single-cylinder Buell® Blast®.  Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers. The Company operates in two principal business segments:  Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services).

Overview(1)

The Company’s 19 years of record revenues and earnings since its initial public stock offering in 1986 are the result of a combination of factors.  These include the ability to deliver new products to market, attract new customers, retain existing customers and expand capacity in a responsible way. Unique marketplace events have also created special growth opportunities for Harley-Davidson.

The Company believes that demand for Harley-Davidson® motorcycles grows at an average core rate of 7% to 9% per year. However, in many of the 19 years since 1986, the Company’s growth has exceeded this core rate driven by a rapidly growing heavyweight motorcycle market, the stock market bubble of the mid-and late-1990s including its associated wealth effect, and more recently, the Company’s 100th Anniversary.  The Company’s growth since 1986 required several factory expansions, which provided it with the opportunity to thoroughly modernize its facilities, resulting in improved productivity, quality and manufacturing margins.

In 2004, the Company shipped 317,289 Harley-Davidson motorcycle units or 9% more than in 2003. The Company expects unit shipments to grow approximately 7% in 2005 with an annual shipment target of 339,000 Harley-Davidson units. The Company believes that these growth rates are consistent with the core growth rate for Harley-Davidson motorcycles and support its longer term goal to satisfy demand for 400,000 Harley-Davidson units in 2007.  The Company also expects that by continuing to offer innovative products and services and by driving productivity gains in all facets of its business, it will achieve earnings growth rates in the mid-teens for the foreseeable future.

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Results of Operations 2004 Compared to 2003

Overall

Net revenue for 2004 totaled $5.02 billion, a $390.9 million or 8.5% increase over 2003. Net income for 2004 was $889.8 million compared to $760.9 million in 2003, an increase of 16.9%.  Diluted earnings per share for 2004 was $3.00 on 296.9 million weighted-average shares outstanding, compared to $2.50 on 304.5 million weighted-average shares outstanding in 2003, an increase in earnings per share of 20.0%.

The Company paid dividends in 2004 of $.08 per share in March, $.10 per share in June and September and $.125 per share in December.  The aggregate annual dividend paid in 2004 was $.405 per share, representing a 108% increase over the aggregate annual dividend of $.195 per share in 2003.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for 2004 and 2003 (dollars in millions):

			Increase	%
	2004	2003	(Decrease)	Change

Motorcycle Unit Shipments
Touring motorcycle units	93,305	82,577	10,728	13.0%
Custom motorcycle units*	154,163	151,405	2,758	1.8
Sportster motorcycle units	69,821	57,165	12,656	22.1
Harley-Davidson motorcycle units	317,289	291,147	26,142	9.0

Buell motorcycle units	9,857	9,974	(117)	(1.2)
Total motorcycle units	327,146	301,121	26,025	8.6%

Net Revenue
Harley-Davidson motorcycles	$3,928.2	$3,621.5	$306.7	8.5%
Buell motorcycles	79.0	76.1	2.9	3.9
Total motorcycles	4,007.2	3,697.6	309.6	8.4

Parts & Accessories	781.6	712.8	68.8	9.7
General Merchandise	223.7	211.4	12.3	5.8
Other	2.7	2.5	0.2	8.0
Net revenue	$5,015.2	$4,624.3	$390.9	8.5%

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide, VRSC and other custom models.

The increase in net revenue for the Motorcycles segment during 2004 was driven by the $306.7 million or 8.5% increase in Harley-Davidson motorcycle net revenue.  Harley-Davidson motorcycle revenue was higher primarily as a result of the 9.0% increase in units shipped. Harley-Davidson motorcycle revenue also benefited from changes in foreign currency exchange rates, which resulted in $46.4 million of higher revenue during 2004. However, the benefit from exchange rates was offset by lower revenue due to changes in product mix and lower average wholesale prices, as discussed below.

During 2004, Harley-Davidson motorcycle revenue was impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of lower-priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive Custom motorcycles. Sportsters are an important part of the Company’s strategy to attract new customers to the Harley-Davidson family.  The Company introduced a completely redesigned family of Sportster models in September 2003, and demand for the redesigned models has continued to drive increases in Sportster shipments throughout 2004.  The percentage of shipments consisting of Sportster motorcycles was 22.0% in 2004, up from 19.6% in 2003.  As a result, the percentage of shipments consisting of Custom motorcycles has also been impacted during 2004.  The Company expects that the mix of Sportster motorcycles will continue to be in the range of 20% to 25% of total units shipped over the longer term.(1)

Harley-Davidson motorcycle revenue was also impacted by changes in average wholesale prices. Wholesale prices on the 2004 models reflected the elimination of 100th Anniversary special edition features and, as a result, were slightly lower than the wholesale prices for the 100th Anniversary models sold during 2003.  Wholesale prices on 2005 model year motorcycles were approximately 0.5% higher than model year 2004 prices.  However, the positive revenue impact from the 2005 model year price increase only partially offset the impact of the lower 2004 model year pricing.

During 2004, net revenue from Parts and Accessories (P&A) totaled $781.6 million, a 9.7% increase over 2003. P&A revenue growth in 2004 was driven by the increase in Harley-Davidson motorcycle shipments and also benefited from favorable changes in foreign currency exchange rates.  On a long-term basis, the Company expects the growth rate for P&A revenue to be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise revenue during 2004 was $223.7 million, up 5.8% over 2003.  The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Harley-Davidson Retail Motorcycle Sales

The Company’s wholesale motorcycle unit shipments are retailed through an independent worldwide dealer network.  Retail sales of the Company’s Harley-Davidson motorcycles in 2004 were up 7.1% in the United States. Retail sales of Harley-Davidson motorcycles also grew in most of the Company’s major international markets.  However, overall retail sales in Europe during 2004 decreased 1.7% when compared to 2003.

In response to current market conditions and the strength of European currencies, the Company reduced its wholesale and suggested retail prices on select motorcycle families across Europe in early 2005.

Retail sales data for the heavyweight motorcycle industry in the U.S., Canada, Europe and Japan are provided in the following table (units in thousands):

Heavyweight (651+cc) Motorcycle Retail Registrations

	2004	2003	% Change
United States (a)
Harley-Davidson models only	244.5	228.4	7.1%
Industry	494.0	461.2	7.1%

Canada (b)
Harley-Davidson models only	11.3	9.9	14.3%
Industry	36.7	34.3	7.1%

Europe (c)
Harley-Davidson models only	25.9	26.3	(1.7)%
Industry	336.2	323.1	4.1%

Japan (d)
Harley-Davidson models only	11.9	11.8	1.0%
Industry	44.0	44.3	(0.6)%

(a)          U.S. data provided by the Motorcycle Industry Council.

(b)         Canada data provided by the Moped and Motorcycle Industry of Canada.

(c)          Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and The United Kingdom.

(d)         Japan data provided by Japan Automobile Importers Association.

Gross Profit

Gross profit for 2004 totaled $1.90 billion, an increase of $234.0 million or 14.0% over 2003.  Gross margin was 37.9% in 2004, up from 36.0% for 2003.  During 2004, gross margin was positively impacted by lower production costs and changes in foreign currency exchange rates, which more than offset the impact of product mix changes discussed under “Net Revenue.”  In 2004, production costs were lower due to manufacturing efficiencies, but also benefited from a new and fully integrated Softail® factory in York, Pennsylvania.  During the second half of 2003, the Company experienced higher costs and inefficiencies associated with the rampup of the new Softail factory.  Finally, during 2004, changes in foreign currency exchange rates resulted in $38.5 million of higher gross profit when compared to 2003.

Price increases in the metal markets during 2004 did not have a significant impact on the Company’s gross profit. The majority of the metal market price increases were managed by the Company’s suppliers.  During 2004, the Company incurred metal surcharges from some of its suppliers of approximately $9 million. . The majority of the surcharge in 2004 was incurred during the fourth quarter and if similar surcharges continue in 2005 the Company’s gross profit in 2005 could be impacted.(1)  The Company will continue to closely monitor metal market prices in 2005.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for 2004 and 2003 (in millions):

				%
	2004	2003	Increase	Change

Interest income	$102.2	$87.1	$15.1	17.4%
Income from securitizations	115.1	114.4	0.7	0.6
Other income	88.0	78.0	10.0	12.8
Financial services income	305.3	279.5	25.8	9.2

Interest expense	22.7	17.6	5.1	28.9
Operating expenses	94.0	94.0	0.0	—
Financial services expense	116.7	111.6	5.1	4.5
Operating income from financial services	$188.6	$167.9	$20.7	12.3%

The increase in operating income from Financial Services in 2004 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products. During 2004, income from securitizations was up only slightly over 2003 as the increase in income on investment in retained securitization interests was mostly offset by lower gains on current year securitization transactions.

During 2004, income on investment in retained securitization interests was $56.8 million, an increase of $24.6 million over 2003, due primarily to better than anticipated performance on prior years’ securitization transactions.  During 2004, HDFS sold $1.9 billion of retail motorcycle loans through securitization transactions resulting in gains of $58.3 million.  During 2003, HDFS sold approximately $1.7 billion of retail motorcycle loans resulting in gains of $82.2 million.  The gain as a percentage of the amount of loans securitized was lower when compared with the prior year’s gain due to rising market interest rates during 2004 and the cost of an enhanced dealer participation program that was introduced during the second quarter of 2004.  Under HDFS’ dealer participation program, HDFS pays Harley-Davidson dealers cash incentives for originating retail motorcycle loans.

Over the long term, the Company expects the HDFS operating income growth rate to be slightly higher than the Company’s motorcycle unit growth rate.(1)

Changes in HDFS’ allowance for credit losses during 2004 and 2003 were as follows (in millions):

	2004	2003

Balance, beginning of period	$31.3	$31.0
Provision for credit losses	3.1	4.1
Charge-offs, net of recoveries	(4.1)	(3.8)
Balance, end of period	$30.3	$31.3

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Included in charge-offs, net of recoveries are $3.7 million and $1.3 million of recoveries in 2004 and 2003, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for 2004 and 2003 (in millions):

				%
	2004	2003	Increase	Change

Motorcycles	$710.0	$668.7	$41.3	6.2%
Corporate	16.6	15.5	1.1	7.3
Total operating expenses	$726.6	$684.2	$42.4	6.2%

The increase in operating expenses in 2004 was driven by overall growth in the Motorcycles business combined with the Company’s ongoing investment in specific initiatives designed to support its growth objectives. Operating expenses, which include selling, administrative and engineering expenses, were 14.5% and 14.8% of net revenue for 2004 and 2003, respectively.

Other, net

Other net expense was $5.1 million and $6.3 million in 2004 and 2003, respectively.  Other, net expense consists primarily of charitable contributions in 2004 and 2003.

Investment Income, net

Net investment income (excluding Financial Services interest income) in 2004 was $23.1 million, even with $23.1 million in 2003.  In connection with the Company’s capacity expansion efforts, $3.9 million of interest cost was capitalized during 2003; no amounts were capitalized during 2004.

Consolidated Income Taxes

The Company’s effective income tax rate was 35.5% and 34.7.% during 2004 and 2003, respectively.  The Company’s effective income tax rate increased as pretax income grew faster than certain permanent tax differences.  The Company expects that the income tax rate will be 35.5% during 2005.(1)

Results of Operations 2003 Compared to 2002

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

The Company paid dividends in 2003 of $.035 per share in March, $.04 per share in June and September and $.08 per share in December.  The aggregate annual dividend paid in 2003 was $.195 per share, representing a 44% increase over the aggregate annual dividend of $.135 per share in 2002.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for 2003 and 2002 (dollars in millions):

			Increase	%
	2003	2002	(Decrease)	Change

Motorcycle Unit Shipments
Touring motorcycle units	82,577	70,713	11,864	16.8%
Custom motorcycle units*	151,405	141,769	9,636	8.5
Sportster motorcycle units	57,165	51,171	5,994	11.7
Harley-Davidson motorcycle units	291,147	263,653	27,494	10.4

Buell motorcycle units	9,974	10,943	(969)	(8.9)
Total motorcycle units	301,121	274,596	26,525	9.7%

Net Revenue
Harley-Davidson motorcycles	$3,621.5	$3,161.0	$460.5	14.6%
Buell motorcycles	76.1	66.9	9.2	13.6
Total motorcycles	3,697.6	3,227.9	469.7	14.6

Parts & Accessories	712.8	629.2	83.6	13.3
General Merchandise	211.4	231.5	(20.1)	(8.7)
Other	2.5	2.4	0.1	n.m.
Net revenue	$4,624.3	$4,091.0	$533.3	13.0%

*Custom motorcycle units, as used in this table, includes Softail, Dyna Glide, VRSC and other custom models.

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

Wholesale motorcycle shipments during the first eight months of 2003 consisted of the Company’s 100th Anniversary models as the Company completed its 14 month 100th Anniversary model year.  Wholesale price increases for the 100th Anniversary models provided for higher average selling prices on units sold during the first half of 2003 when compared to the 2002 model year units sold in the first half of 2002.  However, as a result of the extended 100th Anniversary model year, wholesale shipments of 100th Anniversary models, carrying the same pricing, occurred in the third quarters of both 2003 and 2002.  Revenue in the fourth quarter of 2003 was only slightly impacted by the lower wholesale prices associated with the 2004 model year motorcycles.

During 2003, the Company experienced product mix changes both within and between its motorcycle families. Changes in product mix within the Company’s motorcycle families generally resulted in higher revenue during 2003 when compared to 2002. The net result of mix changes between motorcycle families did not have a significant net impact on Harley-Davidson motorcycle revenue in 2003.

Foreign currency exchange rates had a favorable effect on Harley-Davidson motorcycle revenue of approximately $60 million in 2003, primarily as a result of stronger foreign currencies in Europe and Japan, when compared to 2002.

During 2003, net revenue from Parts and Accessories (P&A) totaled $712.8 million, a 13.3% increase over 2002. The 2003 increase in P&A revenue was driven primarily by higher motorcycle shipments.  P&A revenue was positively impacted in 2003 and 2002 by sales of 100th Anniversary P&A products.  Total P&A revenue for 2003 included $32.1 million from sales of 100th Anniversary P&A products compared to $34.0 million in 2002. Excluding the impact of 100th Anniversary revenue from both 2003 and 2002 the P&A revenue growth rate for 2003 is 14.4%.

General Merchandise revenue during 2003 was $211.4 million, down 8.7% from 2003. Sales from 100th Anniversary General Merchandise products accounted for $9.3 million of total General Merchandise revenue during 2003 compared to $52.2 million during 2002. Sales of 100th Anniversary General Merchandise were more heavily concentrated in 2002 in order to prepare the Company’s independent dealers for the 14 month-long 100th Anniversary celebration.  Excluding the revenue from the sale of 100th Anniversary products from both 2003 and 2002, the General Merchandise revenue growth rate for 2003 is 12.7%.

Harley-Davidson Retail Motorcycle Sales

The Company’s wholesale motorcycle unit shipments are distributed through an independent worldwide dealer network.  During 2003, growth in retail sales of the Company’s Harley-Davidson motorcycles outpaced the heavyweight motorcycle (651+cc) industry in the U.S., Europe and Japan.  Retail sales of the Company’s Harley-Davidson motorcycles were up 8.8% in the United States for 2003. In Europe and Japan, retail sales of the Company’s Harley-Davidson motorcycles were up 11.8% and 8.3%, respectively, during 2003.  Retail sales information for the United States, Canada, Europe and Japan is as follows (units in thousands):

Heavyweight (651+ cc) Motorcycle Retail Registrations

	2003	2002	% Change
United States (a)
Harley-Davidson models only	228.4	209.9	8.8%
Industry	461.2	442.3	4.3%

Canada (b)
Harley-Davidson models only	9.9	10.2	(3.4)%
Industry	34.3	32.6	2.5%

Europe (c)
Harley-Davidson models only	26.3	23.5	11.8%
Industry	323.1	331.8	(2.6)%

Japan (d)
Harley- Davidson models only	11.8	10.9	8.3%
Industry	44.3	47.9	(7.4)%

(a)          U.S. data provided by the Motorcycle Industry Council.

(b)         Canada data provided by the Moped and Motorcycle Industry of Canada.

(c)          Europe data, provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Greece, Germany, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and United Kingdom.

(d)         Japan data provided by industry sources.

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

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment for 2003 and 2002 (in millions):

				%
	2003	2002	Increase	Change

Interest income	$87.1	$76.1	$11.0	14.4%
Income from securitizations	114.4	74.9	39.5	52.7
Other income	78.0	60.5	17.5	28.9
Financial services income	279.5	211.5	68.0	32.1

Interest expense	17.6	15.1	2.5	16.4
Operating expenses	94.0	92.2	1.8	2.0
Financial services expense	111.6	107.3	4.3	4.0
Operating income from financial services	$167.9	$104.2	$63.7	61.1%

The increase in Financial Services operating income in 2003 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products and higher income from securitizations.  The increase in income from securitizations was driven by increases in income on investment in retained securitization interests and higher gains on current year securitization transactions.

During 2003, income on investment in retained securitization interests was $32.2 million, an increase of $13.4 million over 2002, due primarily to better than anticipated performance on prior years’ securtization transactions. During 2003, HDFS sold $1.7 billion of retail motorcycle loans through securitization transactions, resulting in gains of $82.2 million.  During 2002, HDFS sold approximately $1.3 billion of retail motorcycle loans, resulting in gains of $56.1 million.  The net gain as a percentage of the amount of loans securitized increased from 4.39% in 2002 to 4.70% in 2003 as HDFS continued to benefit from a favorable interest rate environment.

Changes in HDFS’ allowance for credit losses during 2003 and 2002 were as follows (in millions):

	2003	2002

Balance, beginning of period	$31.0	$28.7
Provision for credit losses	4.1	6.2
Charge-offs, net of recoveries	(3.8)	(3.9)
Balance, end of period	$31.3	$31.0

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.

In 2003, charge-offs, net of recoveries included $1.3 million of recoveries received by HDFS from HDMC.  These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for 2003 and 2002 (in millions):

				%
	2003	2002	Increase	Change

Motorcycles	$668.7	$626.7	$42.0	6.7%
Corporate	15.5	12.6	2.9	22.6
Total operating expenses	$684.2	$639.3	$44.9	7.0%

Operating expenses, which include selling, administrative and engineering expenses, increased in connection with the Company’s ongoing investment in initiatives designed to support its current and future growth objectives.  However, the increase in 2003 was partially offset by lower net expenditures related to the Company’s 100th Anniversary celebration as compared to 2002.  The Company began its 14 month-long 100th Anniversary celebration during the third quarter of 2002 and net expenses associated with the celebration were most heavily concentrated in 2002.  Comparatively, costs incurred during 2003 for the 100th Anniversary celebration were mostly offset by event proceeds and sponsorships.  Operating expenses as a percent of net revenue were 14.8% and 15.6% for 2003 and 2002, respectively.

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

Investment Income, net

Net investment income (excluding Financial Services interest income) in 2003 was $23.1 million compared to $16.5 million in 2002. The increase in net investment income resulted from higher average balances of cash and marketable securities during 2003 when compared to 2002.  In connection with the Company’s capacity expansion efforts, $3.9 million of interest cost was capitalized during 2003 compared to $2.7 million during 2002.

Consolidated Income Taxes

The Company’s effective income tax rate was 34.7% and 34.5% during 2003 and 2002, respectively.  The Company’s effective income tax rate increased during 2003 as pre tax income grew faster than certain tax deductions.  The Company’s effective income tax rate increased as pre tax income grew faster than certain permanent tax differences.

Other Matters

Accounting Changes

As discussed in Note 1 to the Consolidated Financial Statements, the Company began expensing the cost of stock options on January 1, 2005, when it adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment.”  The Company expects that total stock compensation expense, including all types of share based payments, will be similar to the 2004 pro-forma stock compensation expense of $22.5 million, or $13.9 million, after taxes, included in Note 1 to the Consolidated Financial Statements.

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

Finance Receivable Securitizations - The Company sells retail motorcycle loans through securitization transactions utilizing qualifying special purpose entities (QSPEs). Upon sale of retail loans in a securitization transaction, HDFS receives cash and retains an interest in excess cash flows, servicing rights and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and periodically reviewed for impairment. Market value quotes are generally not available for retained interests; therefore HDFS estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates. The impact of changes to key assumptions is shown in Note 4 to the Consolidated Financial Statements.

Gains on current year securitizations from the sale of retail loans are recorded as a component of financial services income and are based in part on certain assumptions including expected credit losses, prepayment speed, and discount rates. Gains on sales of retail loans also depend on the original carrying amount of the retail loans, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Finance Receivable Credit Losses - The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal and accrued interest in the existing finance receivables portfolio. Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions, specific borrower’s ability to repay and the estimated value of any underlying collateral.

Pensions and Other Postretirement Benefits - Retirement Plan (Pension, SERPA and Postretirement health care) obligations and costs are developed from actuarial valuations.  The valuation of projected benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and medical trend rates.  The Company evaluates and updates all of its assumptions annually in conjunction with its September 30 actuarial measurement date.  As of its most recent measurement date the Company lowered its discount rate assumption from 6.50% to 6.25%, while the assumption for medical trend rates was not changed from prior year.  The lower discount rate resulted in an immediate increase to the projected benefit obligation and will be amortized into net periodic benefits costs over future periods, resulting in an increase in future service and interest costs.

The discount rate and medical trend rate assumptions are impacted by short-term changes in external economic factors and as result, can be volatile. The Company’s 2005 Retirement Plan costs have already been determined in connection with the September 30, 2004 measurement process.  However, a change in either of these two assumptions could have an impact on the valuation of costs as of the Company’s next measurement date, September 30, 2005.  The following information is provided to illustrate the sensitivity of these obligations and costs to changes in these major assumptions (in thousands).

	Amounts based on Current Assumptions	Impact of a 1% decrease in the Discount Rate	Impact of a 1% increase in the Medical Trend Rate

2004 Net periodic benefit costs
Pension and SERPA	$40,748	$17,554	n/a
Postretirement healthcare	$31,027	$2,766	$1,518

2004 Projected benefit obligations
Pension and SERPA	$816,998	$133,805	n/a
Postretirement healthcare	$241,345	$27,248	$11,418

This information is provided to illustrate the sensitivity of these amounts to certain assumptions and not as a means to predict future amounts.  The calculation of Retirement Plan obligations and costs is based on many factors in addition to those discussed here.  This information should be considered in combination with the information provided in Note 7 to the Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2004 is as follows (in thousands):

	2005	2006- 2007	2008- 2009	Thereafter	Total

Finance Debt	$495,441	$405,015	$394,985	$—	$1,295,441
Operating Leases	5,971	5,524	4,373	7,669	23,537
	$501,412	$410,539	$399,358	$7,669	$1,318,978

As of December 31, 2004, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.  The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As part of its securitization program, HDFS transfers retail motorcycle loans to a special purpose bankruptcy-remote wholly-owned subsidiary.  The subsidiary sells the retail loans to a securitization trust in exchange for the proceeds from asset-backed securities issued by the securitization trust.  The asset-backed securities, usually notes with various maturities and interest rates, are secured by future collections of the purchased retail installment loans.  Activities of the securitization trust are limited to acquiring retail loans, issuing asset-backed securities and making payments on securities to investors.  Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.

HDFS does not guarantee securities issued by the securitization trusts or projected cash flows from the related loans purchased from HDFS.  Recourse against HDFS related to each securitization transaction is limited to the respective investment in retained securitization interests, excluding servicing rights. Total investment in retained securitization interests at December 31, 2004 is $282.2 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  See Note 4 to the Consolidated Financial Statements for further discussion of HDFS’ securitization program.

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss.  The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter.

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson® motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed as reported in more detail in Note 6 to the Consolidated Financial Statements included in this report (Note 6).  On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court.  This third action was dismissed by the court on July 26, 2004.  In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which was denied on August 23, 2004.  A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal was filed by the plaintiffs and the appeal is currently pending.  The Company intends to continue to vigorously defend this matter.  The Company believes that the 5-year/50,000-mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania, facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS).  Note 6 includes a discussion of the history of this matter in more detail.

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $6.7 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of December 31, 2004

Operating Activities

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for noncash items and other operating cash flows.

The Company has concluded that certain prior year balances in the Consolidated Statements of Cash Flows should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities.

The Company’s previous policy was to classify all the cash flow effects of providing wholesale loans to its independent motorcycle dealers by its Financial Services segment as an investing activity in its Consolidated Statements of Cash Flows.  This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis.  The Company has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for 2004.  All prior years’ amounts have been reclassified to conform to this presentation.

In addition, the Company previously classified collections of retained securitization interests as operating cash flows.  Since these retained securitization interests have many of the characteristics of, and are accounted for like, investments available for sale, the Company has concluded that the cash inflow from these collections should be classified as investing cash flows and has reflected this reclassification in its 2004 Consolidated Statement of Cash Flows.  All prior years’ amounts have been reclassified to conform to this presentation.

The effect of the reclassification of both of these changes on prior year net cash provided by operating activities and net cash used in investing activities is summarized in Note 1 to the Consolidated Financial Statements.

The Company generated $969.7 million of cash from operating activities during 2004 compared to $662.7 million in 2003.  The increase in cash from operations in 2004 was driven by higher net income.  In addition, cash from operations in 2003 included a $192 million cash outflow for pension plan contributions; no amounts were contributed to the pension plans in 2004.  As discussed in Note 7 to the Consolidated Financial Statements the Company expects to begin pre-funding its postretirement healthcare plans in 2005 and is currently planning to contribute approximately $100 million to the plans during the first half of 2005.(1)  The Company is also currently planning to contribute a minimum of $20 million to its pension plans during 2005. (1)

Net changes in current assets and liabilities included in net cash provided by operating activities during 2004 and 2003 consisted of the following (in millions):

	2004	2003

Accounts receivable, net	$(8.9)	$(3.7)
Inventories	(19.2)	10.4
Finance receivables – accrued interest and other	(27.4)	(54.8)
Accounts payable/Accrued expenses	39.5	15.6
Other	(8.9)	13.9
	$(24.9)	$(18.6)

A net increase in accounts receivable during 2004 resulted in an $8.9 million negative adjustment to operating cash flow.  The change in accounts receivable relates primarily to an increase in the Company’s international accounts receivable balances in Europe and Japan.

The increase in Company inventory resulted in a negative adjustment of $19.2 million to operating cash flow during 2004.  Net increases in inventory were due primarily to higher finished goods inventory, partially offset by lower raw materials and work-in-process inventory.  Finished goods increases were driven by an increase in motorcycle units on hand.

During 2004, the increase in finance receivables - accrued interest and other resulted in a $27.4 million reduction to operating cash flow.  The change in this balance was due primarily to the increase in total finance receivables.

Accounts payable and accrued expenses increased $39.5 million during 2004, resulting in a positive adjustment to operating cash flow.  The net increase was driven by higher accounts payable in connection with higher motorcycle production volumes.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities.  Net cash used in investing activities was $707.8 million and $606.4 million during 2004 and 2003, respectively.

Capital expenditures were $213.6 million and $227.2 million during 2004 and 2003, respectively.  The Company estimates that total capital expenditures required in 2005 will be in the range of $225 to $275 million.(1)  The Company anticipates it will have the ability to fund all capital expenditures in 2005 with internally generated funds.(1)

Investing activity related to finance receivables resulted in a cash outflow of $272.1 million during 2004 compared to a cash outflow of $113.4 million during 2003. The change in net investing cash flow related to finance receivables was due primarily to the fact that HDFS did not complete a securitization transaction during the fourth quarter of 2004. During the fourth quarter of 2003 HDFS completed a $300 million securitization transaction.  The Company plans to complete a $730 million securitization transaction in the first quarter of 2005. This compares to a $625 million transaction completed in the first quarter of 2004.

The Company increased its investment in marketable securities by $349.0 million in 2004 and $393.5 million in 2003.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity.  Net cash (used in)/provided by financing activities during 2004 and 2003 was $(316.1) million and $80.6 million, respectively.

During 2004 the Company repurchased 10.6 million shares of its common stock at a total cost of $564.1 million.  The Company repurchased 7.8 million shares under a general authorization from the Company’s Board of Directors.  The remaining 2.8 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.

During 2004, the Company’s Board of Directors declared four cash dividends totaling $.405 per share or $119.2 million, compared to a total of $.195 per share or $59.0 million, during 2003.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under the revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of December 31 (in millions):

	2004	2003

Commercial paper	$702.1	$406.9
Borrowings under credit facilities	168.3	158.5
Medium-term notes	395.0	398.9
Senior subordinated debt	30.0	30.0
Total finance debt	$1,295.4	$994.3

Credit Facilities -During September 2004, HDFS entered into a $1.1 billion revolving credit facility (Global Credit Facility) due September 2009.  This facility replaced $750 million in domestic credit facilities and a $200 million European credit facility.  The primary use of the Global Credit Facility is to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper - Subject to limitations, HDFS may issue up to $1.1 billion of short-term commercial paper with maturities up to 270 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.1 billion as of December 31, 2004.

Medium-Term Notes - During November 2003, HDFS issued $400 million of 3.63% medium-term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At December 31, 2004, the Notes included a fair value adjustment reducing the balance by $5.0 million due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt - HDFS has $30 million of 10 year senior subordinated notes, due in 2007. Intercompany Borrowing - HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of December 31, 2004 and December 31, 2003, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

In connection with its debt agreements, HDFS has various operating and financial covenants and remains in compliance at December 31, 2004.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt. (1)

Risk Factors

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (1) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (2) successfully implement production capacity increases in its facilities, (3) successfully introduce new products and services, (4) avoid unexpected supply chain issues, (5) sell all of the Harley-Davidson motorcycles it plans to produce, (6) continue to develop the capacity of its distributor and dealer network, (7) avoid unexpected changes in the regulatory environment for its products, (8) successfully adjust to foreign currency exchange rate fluctuations, interest rate fluctuations, and commodity prices, (9) adjust to worldwide economic and political conditions, and (10) successfully manage changes in the credit quality of HDFS’s loan portfolio.  In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, difficulty with suppliers, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements and further disclosure relating to the fair value of derivative financial instruments is included in Note 11 to the Consolidated Financial Statements.

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.  At December 31, 2004 these contracts represented a combined U.S. dollar equivalent of approximately $284.7 million.  The Company estimates that a uniform 10% weakening in the value of the dollar relative to the currency underlying these contracts would result in a decrease in the fair value of the contracts of approximately $31.9 million.

The Company’s exposure to the Japanese yen is substantially offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS’ earnings are affected by changes in interest rates.  HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions and debt.  As of December 31, 2004, HDFS had interest rate swaps outstanding with a notional value of $923.0 million.  HDFS estimates that a 10% increase in interest rates would result in a $1.5 million decrease in the fair value of the agreements.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management Certifications

Report of the Audit Committee

Reports of Independent Registered Public Accounting Firm

Consolidated statements of income

Consolidated balance sheets

Consolidated statements of cash flows

Consolidated statements of shareholders’ equity

Notes to consolidated financial statements

Supplementary data
Quarterly financial data (unaudited)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Jeffrey L. Bleustein	James L. Ziemer
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

MANAGEMENT CERTIFICATIONS

The Company has filed as exhibits to its Annual Report on Form 10-K for the fiscal year ended 2004, filed with the Securities and Exchange Commission, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act.

The Company has submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process, the audit process and the process for monitoring compliance with the laws and regulations.  All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.

The Audit Committee of the Board of Directors has reviewed and discussed with Management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2004. Management has concluded that the internal control system was effective.  This assessment was also audited by Ernst & Young LLP, the Company’s independent auditors for the 2004 fiscal year.  The audited financial statements of the Company for the 2004 fiscal year were also reviewed and discussed with Management as well as with representatives of Ernst & Young LLP.  The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, other professional standards and regulatory requirements currently in effect.  The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2004 fiscal year be included in the Company’s Annual Report.

Audit Committee of the Board of Directors

Richard I. Beattie	Judson C. Green
George L. Miles, Jr.	James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Harley-Davidson, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Harley-Davidson, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Harley-Davidson, Inc. and our report dated February 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 10, 2005

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)

	2004	2003	2002

Net revenue	$5,015,190	$4,624,274	$4,090,970
Cost of goods sold	3,115,655	2,958,708	2,673,129
Gross profit	1,899,535	1,665,566	1,417,841

Financial services income	305,262	279,459	211,500
Financial services expense	116,662	111,586	107,273
Operating income from financial services	188,600	167,873	104,227

Selling, administrative and engineering expense	726,644	684,175	639,366
Income from operations	1,361,491	1,149,264	882,702
Investment income, net	23,101	23,088	16,541
Other, net	(5,106)	(6,317)	(13,416)
Income before provision for income taxes	1,379,486	1,166,035	885,827
Provision for income taxes	489,720	405,107	305,610
Net income	$889,766	$760,928	$580,217

Basic earnings per common share	$3.02	$2.52	$1.92
Diluted earnings per common share	$3.00	$2.50	$1.90
Cash dividends per common share	$.405	$.195	$.135

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$275,159	$329,329
Marketable securities	1,336,909	993,331
Accounts receivable, net	121,333	112,406
Current portion of finance receivables, net	1,207,124	1,001,990
Inventories	226,893	207,726
Deferred income taxes	60,517	51,156
Prepaid expenses and other current assets	38,337	33,189
Total current assets	3,266,272	2,729,127

Finance receivables, net	905,176	735,859
Property, plant and equipment, net	1,024,665	1,046,310
Goodwill	59,456	53,678
Other assets	227,724	358,114
	$5,483,293	$4,923,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,202	$223,902
Accrued expenses and other liabilities	433,053	407,566
Current portion of finance debt	495,441	324,305
Total current liabilities	1,172,696	955,773

Finance debt	800,000	670,000
Other long-term liabilities	90,846	86,337
Postretirement healthcare benefits	149,848	127,444
Deferred income taxes	51,432	125,842

Commitments and contingencies (Note 6)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 329,908,165 and 326,489,291 shares issued in 2004 and 2003, respectively	3,300	3,266
Additional paid-in capital	533,068	419,455
Retained earnings	3,844,571	3,074,037
Accumulated other comprehensive (loss) income	(12,096)	47,174
	4,368,843	3,543,932
Less:
Treasury stock (35,597,360 and 24,978,798 shares in 2004 and 2003, respectively), at cost	(1,150,372)	(586,240)
Total shareholders’ equity	3,218,471	2,957,692
	$5,483,293	$4,923,088

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$889,766	$760,928	$580,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214,112	196,918	175,778
Provision for long-term employee benefits	62,806	76,422	57,124
Provision for finance credit losses	3,070	4,076	6,167
Gain on current year securitizations	(58,302)	(82,221)	(56,139)
Net change in wholesale finance receivables	(154,124)	(154,788)	(140,107)
Contributions to pension plans	—	(192,000)	(153,636)
Tax benefit from the exercise of stock options	51,476	13,805	14,452
Deferred income taxes	(41,513)	42,105	38,560
Other	27,301	16,051	7,057
Net changes in current assets and current liabilities	(24,866)	(18,644)	16,089
Total adjustments	79,960	(98,276)	(34,655)
Net cash provided by operating activities	969,726	662,652	545,562

Cash flows from investing activities:
Capital expenditures	(213,550)	(227,230)	(323,866)
Finance receivables acquired or originated	(2,394,644)	(2,090,201)	(1,731,169)
Finance receivables collected	274,670	252,705	230,153
Proceeds from securitizations	1,847,895	1,724,060	1,246,262
Collection of retained securitization interests	125,732	118,113	89,970
Purchase of marketable securities	(1,091,326)	(1,538,548)	(1,508,285)
Sales and redemptions of marketable securities	742,284	1,145,000	1,253,719
Purchase of remaining interest in joint venture	(9,500)	—	—
Other, net	10,689	9,690	22,813
Net cash used in investing activities	(707,750)	(606,411)	(720,403)

Cash flows from financing activities:
Proceeds from issuance of medium term notes	—	399,953	—
Net increase (decrease) finance credit facilities and commercial paper	305,047	(175,835)	165,528
Dividends paid	(119,232)	(58,986)	(41,457)
Purchase of common stock for treasury	(564,132)	(103,880)	(56,814)
Issuance of common stock under employee stock option plans	62,171	19,378	12,679
Net cash (used) provided by financing activities	(316,146)	80,630	79,936

Net increase (decrease) in cash and cash equivalents	(54,170)	136,871	(94,905)

Cash and cash equivalents:
At beginning of year	329,329	192,458	287,363
At end of year	$275,159	$329,329	$192,458

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share amounts)

	Common Stock		Additional
	Issued		paid-in	Retained	Other comprehensive	Treasury	Unearned
	Shares	Balance	capital	Earnings	income(loss)	Balance	compensation	Total
Balance December 31, 2001	324,340,432	$3,242	$359,165	$1,833,335	$(13,728)	$(425,546)	$(185)	$1,756,283
Comprehensive income:
Net income	—	—	—	580,217	—	—	—	580,217
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	14,545	—	—	14,545
Minimum pension liability adjustment, net of tax benefit of $29,896	—	—	—	—	(48,985)	—	—	(48,985)
Change in net unrealized gains (losses):
Investment in retained securitizationinterests, net of taxes of $(6,113)	—	—	—	—	11,108	—	—	11,108
Derivative financial instruments, net of tax benefit of $5,929	—	—	—	—	(9,824)	—	—	(9,824)
Marketable securities, net of taxes of $(377)	—	—	—	—	618	—	—	618
Comprehensive income								547,679

Dividends	—	—	—	(41,457)	—	—	—	(41,457)
Repurchase of common stock	—	—	—	—	—	(56,814)	—	(56,814)
Amortization of unearned compensation	—	—	—	—	—	—	93	93
Exercise of stock options	957,972	12	12,667	—	—	—	—	12,679
Tax benefit of stock options	—	—	14,452	—	—	—	—	14,452
Balance December 31, 2002	325,298,404	$3,254	$386,284	$2,372,095	$(46,266)	$(482,360)	$(92)	$2,232,915
Comprehensive income:
Net income	—	—	—	760,928	—	—	—	760,928
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	19,609	—	—	19,609
Minimum pension liability adjustment, net of taxes of $(45,383)	—	—	—	—	74,361	—	—	74,361
Change in net unrealized gains (losses):
Investment in retained securitizationinterests, net of taxes of $(3,266)	—	—	—	—	6,220	—	—	6,220
Derivative financial instruments,net of tax benefit of $3,057	—	—	—	—	(4,596)	—	—	(4,596)
Marketable securities, net of tax benefit of $1,333	—	—	—	—	(2,154)	—	—	(2,154)
Comprehensive income								854,368

Dividends	—	—	—	(58,986)	—	—	—	(58,986)
Repurchase of common stock	—	—	—	—	—	(103,880)	—	(103,880)
Amortization of unearned compensation	—	—	—	—	—	—	92	92
Exercise of stock options	1,190,887	12	19,366	—	—	—	—	19,378
Tax benefit of stock options	—	—	13,805	—	—	—	—	13,805
Balance December 31, 2003	326,489,291	$3,266	$419,455	$3,074,037	$47,174	$(586,240)	$—	$2,957,692
Comprehensive income:
Net income	—	—	—	889,766	—	—	—	889,766
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	9,399	—	—	9,399
Minimum pension liability adjustment, net of tax benefit of $38,230	—	—	—	—	(62,110)	—	—	(62,110)
Change in net unrealized gains (losses):
Investment in retained securitizationinterests, net of tax benefit of $367	—	—	—	—	(691)	—	—	(691)
Derivative financial instruments,net of tax benefit of $1,766	—	—	—	—	(2,479)	—	—	(2,479)
Marketable securities, net of tax benefit of $2,075	—	—	—	—	(3,389)	—	—	(3,389)
Comprehensive income								830,496

Dividends	—	—	—	(119,232)	—	—	—	(119,232)
Repurchase of common stock	—	—	—	—	—	(564,132)	—	(564,132)
Exercise of stock options	3,418,874	34	62,137	—	—	—	—	62,171
Tax benefit of stock options	—	—	51,476	—	—	—	—	51,476
Balance December 31, 2004	329,908,165	$3,300	$533,068	$3,844,571	$(12,096)	$(1,150,372)	$—	$3,218,471

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of significant accounting policies

Principles of consolidation and basis of presentation - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and all of its subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC) and Harley-Davidson Financial Services (HDFS).

All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Prior to January 2004, the Company participated in a joint venture with Porsche AG, of which the Company owned a 51% share. The accounts of the joint venture with Porsche AG were included in the Company’s 2003 and 2002 consolidated financial statements, adjusted to reflect Porsche AG’s interest in operating results and net assets.  In January 2004, the Company increased its ownership share to 100% by purchasing Porsche AG’s 49% interest in the joint venture.  See Note 3 for additional detail.

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

In connection with securitization transactions, HDFS utilizes Qualifying Special Purpose Entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.  For further discussion of QSPEs and securitization transactions see “Finance receivable securitizations,” which follows.

The Company operates in two principal business segments:  Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services).  All intercompany accounts and material transactions are eliminated, except for amounts related primarily to: (1) interest paid by HDMC to HDFS on behalf of HDMC’s independent dealers as an incentive to purchase inventory during winter months; and (2) reimbursements paid by HDMC to HDFS for certain European wholesale finance receivables credit losses.  See Note 4 for additional detail related to these items.

Statements of Cash Flows Reclassifications - After considering the concerns raised by the staff of the Securities and Exchange Commission, the Company has concluded that certain prior year balances in the Consolidated Statements of Cash Flows should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities.

The Company’s previous policy was to classify all the cash flow effects of providing wholesale loans to its independent motorcycle dealers by its Financial Services segment as an investing activity in its Consolidated Statements of Cash Flows.  This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis.  The Company has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for 2004.  All prior years’ amounts have been reclassified to conform to this presentation.

In addition, the Company previously classified collections of retained securitization interests as operating cash flows.  Since these retained securitization interests have many of the characteristics of, and are accounted for like, investments available for sale, the Company has concluded that the cash inflow from these collections should be classified as investing cash flows and has reflected this reclassification in its 2004 Consolidated Statement of Cash Flows.  All prior years’ amounts have been reclassified to conform to this presentation.

The effect of the reclassification of both of these changes, as well as the effect of a reclassification of certain marketable securities, on prior year net cash provided by operating activities and net cash used in investing activities is summarized below (in millions):

	2003	2002
Net cash provided by operating activities, previous presentation	$935.6	$775.6
Reclassifications:
Wholesale loan activity	(154.8)	(140.1)
Collection of retained securitization interests	(118.1)	(90.0)
Net cash provided by operating activities, revised presentation	$662.7	$545.5

Net cash used in investing activities, previous presentation	$(484.7)	$(1,014.1)
Reclassifications:
Wholesale loan activity	154.8	140.1
Collection of retained securitization interests	118.1	90.0
Marketable securities	(394.6)	63.6
Net cash used in investing activities, revised presentation	$(606.4)	$(720.4)

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities - The Company has investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities of $522.8 million and $510.2 million at December 31, 2004 and 2003, respectively, with contractual maturities of approximately 3 years.  Marketable securities also include auction rate securities of $814.1 million and $483.1 million at December 31, 2004 and 2003, respectively, with contractual maturities of up to 30 years.  The auction rate securities have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.  The Company classifies its investments in marketable securities as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income.

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

Retail loans are generally charged-off at 120 days contractually past due.  All finance receivables accrue interest until either collected or charged-off.  Accordingly, as of December 31, 2004 and 2003, all finance receivables were accounted for as interest-earning receivables.

Finance receivable securitizations - HDFS sells retail motorcycle loans through securitization transactions.  Under the terms of securitization transactions, HDFS sells retail loans to a securitization trust.  The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans.  The proceeds from the issuance of the asset-backed securities are utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS receives cash and also retains an interest in excess cash flows, servicing rights, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.”  The investment in retained securitization interests is included with finance receivables in the consolidated balance sheets.

The interest in excess cash flows equals the present value of projected cash flows arising from retail loans sold to the securitization trust less contracted payment obligations due to securitization trust investors.  Key assumptions in determining the present value of projected cash flows are prepayments, credit losses and discount rate.  Servicing rights entitle HDFS to service retail loans sold to the securitization trust for a fee.  The servicing fee is considered adequate compensation for the services provided and is therefore recorded as earned and is included in financial services income.

Reserve account deposits held by the securitization trust represent interest-earning cash deposits collateralizing trust securities.  The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreement.  Accordingly, they are carried at the present value of the amounts expected to be received in the future.

Gains on current year securitizations on the sale of the retail loans are recognized in the period in which the sale occurs and depend on the proceeds received and the original carrying amount of the transferred retail loans, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment.  Market quotes of fair value are generally not available for retained interests; therefore HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rate commensurate with the risks involved.  Unrealized gains and losses on investments in retained securitization interests are recorded in other comprehensive income, and as of December 31, 2004 and 2003 were $58.1 million and $59.1 million, or $37.6 million and $38.3 million net of taxes, respectively.

HDFS does not guarantee securities issued by the securitization trusts or projected cash flows from the retail loans purchased from HDFS.  Recourse against HDFS related to securitization transactions is limited to the investment in retained securitization interests excluding servicing rights.

HDFS utilizes a two-step process to transfer retail loans to a securitization trust. Loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the retail loans to the securitization trust. HDFS has surrendered control of retail loans sold to the securitization trust. Securitization transactions have been structured such that: (1) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership, (2) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest; and (3) HDFS does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of representations and warranties relating to the transferred assets or (b) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

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

Inventories – Inventories are valued at the lower of cost or market.  Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $79.2 million in 2004 and $74.9 million in 2003 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, plant and equipment - Depreciation of property, plant and equipment is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment:  buildings - 30 years; building equipment and land improvements - 7 years; and machinery and equipment - 3 to 10 years.  Accelerated methods of depreciation are used for income tax purposes.

Internal-use software - The Company’s policy is to capitalize costs incurred in connection with developing or obtaining software for internal use.  The Company’s policy explicitly excludes certain types of costs from capitalization, such as costs incurred for enhancements, maintenance, project definition, data conversion, research and development, and training.  Costs capitalized by the Company include amounts paid to outside consulting firms for materials or services used in developing or obtaining computer software for internal use, wages and benefits paid to employees who are directly associated with and who devote time to developing or obtaining computer software for internal use, and interest costs incurred during the period of development of software for internal use.  During 2004, 2003 and 2002 the Company capitalized $15.0 million, $16.5 million and $16.0 million, respectively, of costs incurred in connection with developing or obtaining software for internal use.  The Company depreciates costs capitalized in connection with developing or obtaining software for internal use on a straight-line basis over three years.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased.  Goodwill is tested for impairment at least annually.  During 2004 and 2003, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

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

Product warranty - The Company provides a standard limited warranty on all new motorcycles sold. The warranty coverage includes parts and labor, and begins when the motorcycle is sold to a retail customer. Beginning with shipments of 2004 model year motorcycles (in September 2003), the Company extended its warranty coverage from one year to two years in all of its markets except Europe, where the term had already been extended to two years in 2002 to comply with European regulations.  The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information.  Changes in the Company’s warranty liability were as follows (in thousands):

	2004	2003	2002

Balance, beginning of period	$30,475	$28,890	$21,608
Warranties issued during the period	41,434	35,324	30,250
Settlements made during the period	(33,842)	(32,701)	(27,568)
Changes to the liability for pre-existingwarranties during the period	1,931	(1,038)	4,600
Balance, end of period	$39,998	$30,475	$28,890

Derivative financial instruments – The Company uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk. The Company’s policy specifically prohibits the use of derivatives for speculative purposes.  The fair values of the Company’s derivative financial instruments are discussed in Note 11 to the Consolidated Financial Statements.

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

Revenue recognition – Sales are generally recorded when products are shipped to customers (independent dealers and distributors) and ownership is transferred.  The Company offers sales incentive programs to its dealers and distributors.  The total costs of these programs are recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.

Financial services income recognition - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail loans are deferred and amortized over the estimated life of the contract.

Research and development expenses - Research and development expenses were $170.7 million, $150.3 million and $139.7 million for 2004, 2003 and 2002, respectively.

Advertising costs - The Company expenses the production cost of advertising the first time the advertising takes place.  During 2004, 2003 and 2002 the Company incurred $48.8 million, $50.8 million and $57.8 million in advertising costs, respectively.

Shipping and Handling costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Stock Options - The Company has stock option plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights.  The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  For purposes of pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$889,766	$760,928	$580,217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(13,932)	(13,415)	(12,191)
Pro forma net income	$875,834	$747,513	$568,026

Earnings per share:
Basic as reported	$3.02	$2.52	$1.92
Basic pro forma	$2.97	$2.47	$1.88

Diluted as reported	$3.00	$2.50	$1.90
Diluted pro forma	$2.96	$2.46	$1.86

In determining the effect of SFAS No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rate of approximately 3%, 3% and 4% respectively; dividend yield of 0.6%, 0.3% and 0.3%, respectively; expected common stock market volatility factor of 0.3, 0.4 and 0.4, respectively; and a weighted-average expected life of the options of 4.9, 4.7 and 4.4 years, respectively.  Forfeitures are recognized as they occur.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements  –  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (SFAS No. 123(R)) which requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS No. 123(R) will require that the Company calculate the cost of stock option grants based on their grant date fair value, and recognize that cost in income over the vesting period.  The new rules are effective for the Company beginning with the third quarter of 2005. The Company has elected to early adopt SFAS No. 123(R) under the Modified Prospective Transition (MPT) method, as of January 1, 2005.  Under the MPT method, the cost for awards that were granted prior to, but not vested, as of January 1, 2005 will be recognized in income over their remaining vesting period on a straight-line basis.  The cost of these awards will be based on the grant date fair value estimate used for SFAS No. 123 pro forma disclosure purposes (see “Stock Options” above).  The Company intends to use a lattice model to value stock options granted after January 1, 2005.

The Company expects that total stock compensation expense in 2005, including all types of share based payments, will be similar to the 2004 pro-forma stock compensation expense (see “Stock Options” above).  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $51.5 million, $13.2 million, and $14.5 million in 2004, 2003 and 2002, respectively.

2.          Additional balance sheet and cash flow information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the three years ended December 31.

Balance sheet information:

	2004	2003
Accounts receivable, net (in thousands):
Domestic	$16,485	$16,542
Foreign	104,848	95,864
	$121,333	$112,406

Motorcycle sales in the United States and Canada and a portion of the motorcycle sales in Europe are generally financed by the purchasing dealers through HDFS, and are included in finance receivables in the consolidated balance sheets.  The Company’s remaining foreign motorcycle sales are sold on open account, letter of credit, draft and payment in advance or financed by the purchasing dealers.  The allowance for doubtful accounts deducted from total accounts receivable was $10.3 million and $9.3 million as of December 31, 2004 and 2003, respectively.

	2004	2003
Inventories, net (in thousands):
Components at the lower of FIFO cost or market:
Raw materials and work in process	$78,750	$89,823
Motorcycle finished goods	75,839	57,778
Parts and accessories and general merchandise	93,933	77,417
Inventory at lower of FIFO cost or market:	248,522	225,018
Excess of FIFO over LIFO cost	21,629	17,292
	$226,893	$207,726

Inventory obsolescence reserves deducted from FIFO cost were $14.5 million and $17.0 million as of December 31, 2004 and 2003, respectively.

Property, plant and equipment, at cost (in thousands):

	2004	2003
Land and related improvements	$40,867	$35,039
Buildings and related improvements	355,479	361,162
Machinery and equipment	1,628,667	1,661,554
Construction in progress	168,389	133,430
	2,193,402	2,191,185
Less accumulated depreciation	1,168,737	1,144,875
	$1,024,665	$1,046,310

Accrued expenses and other liabilities (in thousands):

	2004	2003
Payroll, performance incentives and related expenses	$151,833	$163,095
Warranty and recalls	45,285	34,069
Sales incentive programs	63,880	50,378
Income taxes	53,547	54,826
Fair value of derivative financial instruments	39,701	32,382
Other	78,807	72,816
	$433,053	$407,566

Components of accumulated other comprehensive income (loss), net of tax (in thousands):

	2004	2003
Cumulative foreign currency translation adjustment	$33,537	$24,138
Unrealized gain on investment in retained securitization interest	37,633	38,324
Unrealized net loss on derivative financial instruments	(16,231)	(13,752)
Unrealized net loss on marketable securities	(4,925)	(1,536)
Minimum pension liability adjustment	(62,110)	—
	$(12,096)	$47,174

Cash flow information:

Net changes in current assets and current liabilities (in thousands):

	2004	2003	2002
Accounts receivable	$(8,927)	$(3,712)	$10,149
Inventories	(19,167)	10,430	(37,041)
Finance receivables — accrued interest and other	(27,443)	(54,796)	(36,382)
Accounts payable and accrued liabilities	39,569	15,545	92,430
Other	(8,898)	13,889	(13,067)
	$(24,866)	$(18,644)	$16,089

Cash paid during the period for interest and income taxes (in thousands):

	2004	2003	2002
Interest	$21,346	$17,024	$15,067
Income taxes	$469,658	$370,597	$241,392

Interest paid represents interest payments of HDFS which are included in financial services expense.

The Company capitalized approximately $3.9 million and $2.7 million of interest expense in 2003 and 2002, respectively, in connection with expansion projects.

3.          Acquisition

On January 1, 2004 the Company acquired the remaining interest in its joint venture with Porsche AG, of which the Company previously owned a 51% share.  The purchase price for the remaining interest in the joint venture was approximately $9.5 million. The acquisition was funded with cash on hand.  Goodwill of $4.1 million has been recorded under the Motorcycles segment as a result of this transaction.

4.          Financial Services

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

The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2004	2003	2002
Interest income	$102,177	$87,048	$76,078
Income from securitizations	115,104	114,402	74,915
Other income	87,981	78,009	60,507
Financial services income	305,262	279,459	211,500

Interest expense	22,723	17,635	15,149
Operating expenses	93,939	93,951	92,124
Financial services expense	116,662	111,586	107,273
Operating income from financial services	$188,600	$167,873	$104,227

Interest income includes approximately $11.8 million, $9.2 million, and $8.4 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2004, 2003 and 2002, respectively.  This interest is paid on behalf of HDMC’s independent dealers as an incentive to purchase inventory during winter months.  These interest transactions between the Motorcycles and Financial Services segments are not eliminated; however, the net effect had no impact on consolidated net income.

Income from securitizations includes gains on current year securitization transactions of $58.3 million, $82.2 million and $56.1 million during 2004, 2003 and 2002, respectively, and income on investment in retained securitization interests of $56.8 million, $32.2 million and $18.8 million during 2004, 2003 and 2002, respectively.

Finance Receivables:

Finance receivables owned by HDFS at December 31 for the past five years were as follows (in thousands):

	2004	2003	2002	2001	2000
Wholesale
United States	$870,640	$690,662	$574,489	$527,513	$414,713
Europe	73,231	91,987	91,137	—	—
Canada	51,945	59,171	42,236	40,793	42,213
Total Wholesale	995,816	841,820	707,862	568,306	456,926
Retail
United States	744,357	580,191	509,094	291,796	168,960
Canada	120,217	92,740	60,921	52,241	49,574
Total Retail	864,574	672,931	570,015	344,037	218,534
	1,860,390	1,514,751	1,277,877	912,343	675,460
Allowance for credit losses	30,277	31,311	31,045	28,684	10,947
	1,830,113	1,483,440	1,246,832	883,659	664,513
Investment in retained securitization interests	282,187	254,409	198,748	152,097	100,437
	$2,112,300	$1,737,849	$1,445,580	$1,035,756	$764,950

HDFS provides wholesale financing to the Company’s independent dealers and retail financing to end consumers of the Company’s new and used products as well as products of other manufacturers.  Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S., Canada, and Europe.

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada.  The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers.  Retail loans consist of secured promissory notes and installment loans.  HDFS either holds titles or liens on titles to vehicles financed by promissory notes and installment loans.  As of December 31, 2004 and 2003, approximately 10% of gross outstanding finance receivables were originated in California and 10% were originated in Canada, respectively.

At December 31, 2004 and 2003, unused lines of credit extended to HDFS’ wholesale finance customers totaled $700 million and $588 million respectively.  Approved but unfunded retail finance loans totaled $343 million and $289 million at December 31, 2004 and 2003, respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent dealers and are generally contractually due within one year.  Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers, the end consumers.  On December 31, 2004, contractual maturities of finance receivables were as follows (in thousands):

	United States	Europe	Canada	Total
2005	$946,044	$73,231	$66,602	$1,085,877
2006	74,437	—	15,757	90,194
2007	82,604	—	17,581	100,185
2008	91,876	—	19,617	111,493
2009	102,198	—	21,890	124,088
Thereafter	317,838	—	30,715	348,553
Total	$1,614,997	$73,231	$172,162	$1,860,390

As of December 31, 2004, all finance receivables due after one year were at fixed interest rates.

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the years ended December 31 are as follows (in thousands):

	2004	2003	2002
Balance at beginning of year	$31,311	$31,045	$28,684
Provision for finance credit losses	3,070	4,076	6,167
Charge-offs, net of recoveries	(4,104)	(3,810)	(3,806)
Balance at end of year	$30,277	$31,311	$31,045

Included in charge-offs, net of recoveries are $3.7 million and $1.3 million of recoveries in 2004 and 2003, respectively, received by HDFS from HDMC.  These recoveries relate to certain guarantees provided by HDMC on wholesale loans to European Harley-Davidson dealers.                At December 31, 2004 and 2003, HDMC has $3.3 million and $3.5 million, respectively, included in their allowance for doubtful accounts related to outstanding guarantees.

At December 31, 2004, 2003 ,2002 and 2001, the carrying value of retail and wholesale finance receivables contractually past due 90 days or more is (in thousands):

	2004	2003	2002	2001
United States	$1,906	$2,012	$1,724	$2,262
Canada	994	639	523	365
Europe	3,688	4,126	5,307	—
Total	$6,588	$6,777	$7,554	$2,627

Securitization Transactions:

During 2004, 2003 and 2002, the Company sold $1.9 billion, $1.7 billion, and $1.3 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPEs (see Note 1 to the Consolidated Financial Statements). The Company retains an interest in excess cash flows, servicing rights and cash reserve account deposits, collectively referred to as investment in retained securitization interests.  In conjunction with these and prior sales, HDFS has assets of $282.2 million and $254.4 million representing retained securitization interests at December 31, 2004 and 2003, respectively.  The Company receives annual servicing fees approximating 1% of the outstanding balance.  HDFS serviced $3.1 billion and $2.6 billion of securitized retail loans as of December 31, 2004 and 2003, respectively.

The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors.  Investors and securitization trusts have no recourse to the Company’s other assets.  Recourse is limited to the Company’s rights to future cash flow on retained securitization interests, excluding servicing rights.  Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain on current year securitizations are credit losses, prepayments and discount rate.

At the date of the transaction, the following key assumptions were used to calculate the gain on securitizations completed in 2004, 2003 and 2002:

	2004	2003	2002
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%	2.50%
Weighted-average life (in years)	1.94	1.93	1.95
Expected cumulative net credit losses	2.60%	2.60%	2.38%
Residual cash flows discount rate	12.00%	12.00%	12.00%

As of December 31, 2004 and 2003, respectively, the following key assumptions were used to value the investment in retained securitization interests:

	2004	2003
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%
Weighted-average life (in years)	2.00	1.97
Expected cumulative net credit losses	2.55%	2.48%
Residual cash flows discount rate	12.00%	12.00%

Expected cumulative net credit losses are a key assumption in the valuation of retained securitization interests.  As of December 31, 2004, 2003 and 2002, respectively, weighted average expected net credit losses for all active securitizations were 2.55%, 2.48% and 2.24%.  The table below summarizes, as of December 31, 2004, 2003 and 2002, respectively, expected cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected cumulative net Credit Losses (%) as of:	Loans Securitized in
	2004	2003	2002	2001	2000
December 31, 2004	2.60%	2.60%	2.39%	2.30%	2.38%
December 31, 2003	—	2.60%	2.39%	2.25%	2.37%
December 31, 2002	—	—	2.38%	2.13%	2.06%

Detailed below at December 31, 2004 and 2003 is the sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted average key assumptions for all retained securitization interests (dollars in thousands):

	2004	2003
Carrying amount/fair value of retained interests	$282,187	$254,409
Weighted-average life (in years)	2.00	1.97

Prepayment speed assumption (monthly rate)	2.50%	2.50%
Impact on fair value of 10% adverse change	$(7,800)	$(7,300)
Impact on fair value of 20% adverse change	$(15,100)	$(14,200)

Expected cumulative net credit losses	2.55%	2.48%
Impact on fair value of 10% adverse change	$(14,800)	$(11,100)
Impact on fair value of 20% adverse change	$(29,600)	$(22,300)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	$(5,100)	$(4,600)
Impact on fair value of 20% adverse change	$(10,100)	$(9,000)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Proceeds from new securitizations	$1,847,895	$1,724,060
Servicing fees received	30,504	23,789
Other cash flows received on retained interests	178,181	144,343
10% Clean-up call repurchase option	(36,620)	(31,779)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including, those held by securitization trusts and those held by HDFS.  As of December 31, 2004 and 2003, managed retail motorcycle loans totaled $3.7 billion and $3.0 billion, respectively, of which $3.1 billion and $2.6 billion, respectively, are securitized.  The principal amount of motorcycle managed loans 60 days or more past due was $40.0 million and $40.7 million at December 31, 2004 and 2003, respectively.  Managed loans 60 days or more past due exclude loans reclassified as repossessed inventory.  Credit losses, net of recoveries, of the motorcycle managed loans were $33.0 million and $27.0 million during 2004 and 2003, respectively.

Finance Debt:

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2004	2003
Commercial paper	$702,147	$406,907
Credit facilities	168,309	158,512
	870,456	565,419
Medium-term notes	394,985	398,886
Senior subordinated notes	30,000	30,000
	$1,295,441	$994,305

Credit Facilities - During September 2004, HDFS entered into a $1.1 billion revolving credit facility (Global Credit Facility) due September 2009.  This facility replaced $750 million of domestic credit facilities (Domestic Credit Facilities) and the $200 million European credit facility, both described below.  The primary use of the Global Credit Facility is to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility, and HDFS pays a fee for its availability.

Prior to September 2004, HDFS had agreements with financial institutions providing bank credit facilities totaling $750 million.  The Domestic Credit Facilities consisted of a $350 million revolving term facility due in 2005 and a $400 million 364-day revolving credit facility due September 2004. The primary uses of the Domestic Credit Facilities were to provide liquidity to the unsecured commercial paper program and to fund HDFS’ business operations.

Prior to September 2004, HDFS had a $200 million European revolving credit facility due July 2005. The primary purpose of the facility was to fund HDFS’ European business operations.  Subject to certain limitations, HDFS could borrow in various currencies.  Interest was based on LIBOR or European Interbank Offered Rates based on the currency of the borrowings.

Commercial Paper - Subject to limitations, HDFS may issue commercial paper of up to $1.1 billion.  Maturities may range up to 270 days from the issuance date.  Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility.  As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.1 billion as of December 31, 2004. The weighted-average interest rate of outstanding commercial paper balances was 2.29% and 1.10% at December 31, 2004 and 2003, respectively.  The December 31, 2004 and 2003 weighted-average interest rate includes the impact of interest rate swap agreements.

Medium-Term Notes - During November 2003, HDFS issued $400 million of 3.63% medium-term notes (Notes) due in December 2008.  The Notes provide for semi-annual interest payments and principal due at maturity.  HDFS entered into a swap agreement, the effect of which is to convert the interest rate on the Notes from a fixed rate to a floating rate, which is based on 3-month LIBOR.  The weighted-average interest rate for the years ended December 31, 2004 and 2003 was 1.6% and 1.3%, respectively, which includes the impact of interest rate swap agreements.  At December 31, 2004 and 2003, the Notes reflect a $5.0 million and a $1.1 million decrease, respectively, due to the fair value adjustment related to the impact of the interest rate swap agreements.

Senior Subordinated Debt - At December 31, 2004, and 2003, HDFS had $30 million of 6.79% senior subordinated notes outstanding due in 2007. The senior subordinated notes provide for semi-annual interest payments and principal at maturity.

Intercompany Borrowings - HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million at market rates of interest.  As of December 31, 2004 and 2003, HDFS had no borrowings owed to the Company under the revolving credit agreement.

The Company has classified the $395.0 million of medium-term notes and the $30.0 million senior subordinated notes as long-term finance debt at December 31, 2004.  Additionally, the Company has also classified $375.0 million related to its Commercial Paper and its Global Credit Facilities as long-term finance debt as of December 31, 2004.  This amount has been excluded from current liabilities because it is supported by the Global Credit Facility and because the Company intends that at least this amount will remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants.  Support may be provided either as capital contributions or loans at the Company’s option.  No amount has ever been provided to HDFS under the support agreement.

HDFS has met various operating and financial covenants and remains in compliance at December 31, 2004.

5.          Income taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$466,476	$324,960	$241,915
State	61,982	33,461	20,265
Foreign	2,775	4,581	4,870
	531,233	363,002	267,050
Deferred:
Federal	(38,332)	39,902	34,048
State	(5,261)	5,040	5,079
Foreign	2,080	(2,837)	(567)
	(41,513)	42,105	38,560
Total	$489,720	$405,107	$305,610

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2004	2003	2002
Provision at statutory rate	35.0%	35.0%	35.0%
Foreign income taxes	0.1	0.1	0.2
Foreign tax credits	(0.1)	(0.1)	(0.1)
State taxes, net of federal benefit	2.5	2.1	1.5
Foreign sales corporation	(0.7)	(0.5)	(0.5)
Research and development credit	(0.5)	(0.5)	(0.6)
Other	(0.8)	(1.4)	(1.0)
Provision for income taxes	35.5%	34.7%	34.5%

Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns.  The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2004	2003
Deferred tax assets:
Accruals not yet tax deductible	$76,192	$69,802
Postretirement healthcare benefit obligation	58,455	49,161
Supplemental employee retirement plan agreements obligation	19,387	16,508
Minimum pension liability	38,230	—
Other, net	19,535	15,088
	211,799	150,559
Deferred tax liabilities:
Depreciation, tax in excess of book	(76,385)	(82,959)
Prepaid pension costs	(96,163)	(109,969)
Unrealized gain on investment in retained securitization interests	(20,452)	(20,818)
Other, net	(9,714)	(11,499)
	(202,714)	(225,245)
Net deferred tax (liability) asset	$9,085	$(74,686)

6.          Commitments and contingencies

The Company is subject to lawsuits and other claims related to environmental, product and other matters.  In determining required reserves related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss.  The required reserves are monitored on an ongoing basis and are updated based on new developments or new information in each matter.

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles.  Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories.  The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief.  On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety.  An appeal was filed with the Wisconsin Court of Appeals.  On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action.  The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief.  On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review.  On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action.  On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court.  This third action was dismissed by the court on July 26, 2004.  In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which motion was denied on August 23, 2004.  A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal was filed by the plaintiffs and the appeal is currently pending.  The Company intends to continue to vigorously defend this matter.  The Company believes that the 5-year/50,000-mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania, facility.  The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS).

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.7 million.  The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

7.          Employee benefit plans and other postretirement benefits

The Company has several defined benefit pension plans and several postretirement healthcare benefit plans, which cover substantially all employees of the Motorcycles segment.  The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.

Pension benefits are based primarily on years of service and, for certain plans, levels of compensation.  Employees are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company.  The Company’s postretirement healthcare plans are currently funded as claims are submitted.  Some of the plans require employee contributions to offset benefit costs.

Obligations and Funded Status

The information following provides detail of changes in the projected benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s September 30 measurement date (in thousands).

	Pension and SERPA		Postretirement Healthcare Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, October 1	$711,357	$567,216	$250,863	$184,996
Service cost	36,863	35,282	11,367	12,145
Interest cost	45,852	41,979	14,994	13,462
Plan amendments	—	—	(22,366)	—
Actuarial losses (gains)	39,024	77,153	(4,870)	48,217
Plan participant contributions	6,524	6,738	43	12
Benefits paid	(22,622)	(17,011)	(8,686)	(7,969)
Benefit obligation, September 30	816,998	711,357	241,345	250,863

Change in plan assets:
Fair value of plan assets, October 1	650,428	309,469	—	—
Actual return on plan assets	76,141	59,116	—	—
Company contributions	1,712	292,116	8,643	7,957
Plan participant contributions	6,524	6,738	43	12
Benefits paid	(22,622)	(17,011)	(8,686)	(7,969)
Fair value of plan assets, September 30	712,183	650,428	—	—

Funded status of the plans:
Projected benefit obligation over plan assets	(104,815)	(60,929)	(241,345)	(250,863)
Unrecognized prior service cost	54,959	62,040	(11,841)	9,500
Unrecognized net loss	257,227	246,759	101,042	111,603
Minimum pension liability:
Intangible asset	(22,043)	—	—	—
Accumulated other comprehensive loss	(100,340)	—	—	—
Prepaid (accrued) benefit cost, September 30	84,988	247,870	(152,144)	(129,760)
Fourth quarter contributions	155	—	2,296	2,316
Prepaid (accrued) benefit cost, December 31	$85,143	$247,870	$(149,848)	$(127,444)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other long-term liabilities)	$(48,179)	$(37,311)	$(149,848)	$(127,444)
Prepaid benefit cost (other long-term assets)	133,322	285,181	—	—
Net amount recognized	$85,143	$247,870	$(149,848)	$(127,444)

Benefit Costs

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Health Care Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$36,863	$35,282	$22,158	$11,367	$12,145	$8,411
Interest cost	45,852	41,979	35,723	14,994	13,462	11,539
Expected return on plan assets	(59,193)	(39,500)	(29,323)	—	—	—
Amortization of unrecognized:
Prior service cost	7,081	7,098	7,148	(1,025)	546	546
Net loss	10,145	9,609	6,320	5,691	4,296	1,766
Net periodic benefit cost	$40,748	$54,468	$42,026	$31,027	$30,449	$22,262

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 and weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

	Pension and SERPA			Postretirement Health Care Benefits
	2004	2003	2002	2004	2003	2002
Assumptions for benefit obligations
Discount rate	6.25%	6.50%	7.25%	6.25%	6.50%	7.25%
Rate of compensation	3.50%	4.00%	5.00%	n/a	n/a	n/a

Assumptions for net periodic benefit cost
Discount rate	6.50%	6.50%	8.00%	6.50%	6.50%	8.00%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	5.00%	5.00%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value.  The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels.  This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels.  The total ABO for all the Company’s pension and SERPA plans combined was $719.7 million and $605.6 million as of September 30, 2004 and 2003, respectively.

The following table summarizes information related to Company pension plans with an ABO or PBO in excess of the fair value of plan assets as of September 30 (in millions).

	2004	2003
Plans with ABOs in excess of fair value of plan assets:
ABO	$270.2	—
Fair value of plan assets	268.2	—
Number of plans	1	0

Plans with PBOs in excess of fair value of plan assets:
PBO	$510.3	$209.2
Fair value of plan assets	$458.9	$173.5
Number of plans	2	1

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $56.8 million and $44.8 million, respectively, as of September 30, 2004 and $49.8 and $32.6 million, respectively as of September 30, 2003.

Pension Plan Assets

The Company’s pension plan weighted-average asset allocations at September 30, 2004           and 2003, by asset category are as follows (in thousands):

	2004		2003

Equity securities (excluding Company stock)	$505,548	71%	$364,117	56%
Debt securities	100,984	14	86,117	13
Company stock	75,702	11	61,387	10
Cash	29,949	4	138,807	21
Total	$712,183	100%	$650,428	100%

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations.  The Company’s targeted asset allocation ranges as a percentage of total market value are as follows: equity securities, 45% to 75%; debt securities, 13% to 17%; and Company stock not to exceed 25%. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments.  The allocation of balances at September 30, 2003 was not reflective of the Company’s targets as a result of a $180 million contribution which had not been completely allocated from cash.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The fair value of plan assets were approximately $760 and $700 million as of December 31, 2004 and 2003, respectively.  Included in the plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2004 and 2003.  The market value of these shares at December 31, 2004 and 2003 was $77.4 million and $60.5 million, respectively.  Company policy limits the value of its stock to 25% of the total value of plan assets.

The Company’s overall expected long-term rate of return on assets is 8.50%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.  The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Postretirement Healthcare Cost

The weighted average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2004	2003
Healthcare cost trend rate for next year	12.0%	15.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2007	2007

This healthcare cost trend rate assumption can have a significant effect on the amounts reported.  A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2004	$1,015	$942
Postretirement benefit obligation as of September 30, 2004	$11,418	$10,611

Medicare Changes

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act introduced a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare.  The Company has determined that prescription drug benefits offered under its plans are at least actuarially equivalent to the benefits that will be provided under Medicare and expects to receive the federal subsidy provided under the A  ct.  The Company began recognizing the impact of the Act’s provisions in the third quarter of 2004.  As a result, postretirement benefit cost for 2004 was $2.0 million lower than it would have been, had the Company not recognized the impact of the provisions of the Act.  The Company’s recognition of the impact of these provisions also resulted in a decrease of $23.3 million in the accumulated postretirement benefit obligation, related to benefits attributed to past service.

Future Contributions and Benefit Payments

The Company intends to begin pre-funding its postretirement healthcare plans in 2005 and is currently planning to contribute approximately $100 million to the plans during the first half of 2005.  The Company is also currently planning to contribute a minimum of $20 million to its pension plans during 2005.  The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension and SERPA	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2005	$53,092	$11,099	$0
2006	27,380	12,561	630
2007	30,579	14,793	709
2008	33,425	18,383	790
2009	36,973	19,471	891
2010-2014	235,225	117,769	6,526

Defined Contribution Plans

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees.  Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.  The Company expensed $8.2 million, $7.8 million and $6.9 million for matching contributions during 2004, 2003 and 2002, respectively.

8.          Capital stock

As of December 31, 2004 and 2003, the Company was authorized to issue 800,000,000 shares of common stock of $.01 par value and 2,000,000 shares of preferred stock of $1.00 par value.

During 2004 and 2003, the Company repurchased 10.6 million and 2.3 million shares of its common stock at weighted average prices of $53.11 and $44.28, respectively.  These repurchases were made pursuant to the following authorizations:

During 2004 and 2003, 2.8 million and 2.3 million shares, respectively, were repurchased under a continuing authorization from its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, plus (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

The remaining 7.8 million shares repurchased during 2004 were completed under a separate authorization from the Company’s Board of Directors originally approved in 1990.  The original authorization provided for the repurchase of 16 million shares of common stock (adjusted for two 2-for-1 stock splits) and contained no dollar limit or expiration date.  As of the completion of the 2004 repurchases there were no remaining shares available under this authorization.

On April 24, 2004, the Company’s Board of Directors separately authorized the Company to buy back 20 million shares of its common stock with no dollar limit or expiration date.  No repurchases have been made under this authorization as of December 31, 2004.

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

The Preferred Stock is reserved for issuance in connection with the Company’s outstanding Preferred Stock purchase rights (Rights). On February 17, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date.  Under certain conditions, each Right entitles the holder to purchase one ten-thousandth of a share of Preferred Stock at an exercise price of $175, subject to adjustment.  The Rights are only exercisable if a person or group has: (1) acquired 15% or more of the outstanding common stock or; (2) has announced an intention to acquire 25% or more of the outstanding common stock (either (1) or (2) are a “Triggering Event”). If there is a 15% acquiring party, then each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

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

9.          Stock options

The Company has stock option plans under which the Board of Directors may grant to employees nonqualified stock options with or without appreciation rights.  The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant.  The options expire 10 years from the date of grant.  The number of shares of common stock available for future option grants under such plans were 13.8 million and 3.1 million at December 31, 2004 and 2003, respectively.

The following table summarizes the transactions of the stock option plans for the years ended December 31:

	2004		2003		2002
	Options	Price(a)	Options	Price(a)	Options	Price(a)
Options outstanding at January 1	9,029,429	$30.78	8,682,868	$27.05	8,528,028	$22.09
Options granted	1,419,192	$52.45	1,652,252	$40.72	1,180,862	$52.10
Options exercised	(3,418,874)	$18.23	(1,190,887)	$16.17	(957,972)	$13.08
Options forfeited	(134,663)	$46.75	(114,804)	$43.89	(68,050)	$36.93
Options outstanding at December 31	6,895,084	$41.15	9,029,429	$30.78	8,682,868	$27.05
Weighted-average fair value of options granted during the year	$17.30		$13.87		$19.27

Number of options exercisable at end of year	3,481,920	$34.90	5,560,631	$22.92	5,438,862	$17.73

(a) Represents a weighted-average exercise price.

Options outstanding at December 31, 2004:

Price range	Weighted-Average Contractual life	Options	Weighted-Average Exercise Price
$6.74 to $10	0.9	100,351	$8.40
$10.01 to $20	2.8	466,435	13.20
$20.01 to $30	4.2	505,730	25.93
$30.01 to $40	5.3	906,905	34.71
$40.01 to $50	7.3	2,466,953	42.19
$50.01 to $60	8.2	2,448,710	52.30
		6,895,084

10.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (In thousands, except per share amounts):

	2004	2003	2002
Numerator
Net income used in computing basic and diluted earnings per share	$889,766	$760,928	$580,217
Denominator
Denominator for basic earnings per share — weighted-average common shares	295,008	302,271	302,297
Effect of dilutive securities — employee stock option plan	1,844	2,199	2,861
Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	296,852	304,470	305,158

Basic earnings per share	$3.02	$2.52	$1.92
Diluted earnings per share	$3.00	$2.50	$1.90

11.    Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, trade payables, finance debt, foreign currency contracts and interest rate swaps.  The book values of cash and cash equivalents, trade receivables and finance receivables are estimated to approximate their respective fair values.

Marketable Securities

The fair value of marketable securities is based primarily on quoted market prices.  During 2004 and 2003 the Company recorded an after-tax loss of $3.4 million and $2.2 million, respectively, in other comprehensive income to adjust marketable securities to their fair value as of December 31.

Finance Debt

None of the Company’s debt instruments have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values.  See Note 4 to the consolidated financial statements for the terms and carrying values of the Company’s various debt instruments.

Foreign Currency Contracts

During 2004 and 2003 the Company utilized foreign currency contracts to hedge its sales transactions denominated in the euro.  The foreign currency contracts were designated as cash flow hedges and generally have lives less than one year.  During 2004 and 2003, these hedges were highly effective throughout the year.  The fair value of foreign currency contracts was based on quoted market prices.  Information related to the Company’s foreign currency contracts as of December 31 is as follows (in millions):

	2004	2003
Euro value	€235.0	€240.0
Notional U.S. dollar value	$284.7	$268.9
Fair value of contracts recorded as current liabilities	$(34.7)	$(31.0)
Unrealized loss recorded in accumulated other comprehensive income (loss), net of tax	$(20.4)	$(15.8)

Unrealized losses, net of taxes, as of December 31, 2003 of $15.8 million were reclassified to earnings during 2004 when the related sales transactions affected income.  The Company expects that the unrealized losses, net of taxes, as of December 31, 2004, of $20.4 million will be reclassified to earnings within one year.

Interest Rate Swaps – Securitization Transactions

During 2004 and 2003, HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions.  These interest rate derivatives are designated as cash flow hedges and generally have a life of less than six months.  During 2004 and 2003, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was insignificant.  Information related to these swap agreements as of December 31 is as follows (in millions):

	2004	2003
Notional value	$323.0	$251.8
Fair value of swaps recorded as current assets (liabilities)	$0.9	$(0.3)
Unrealized gain (loss) recorded in accumulated other comprehensive income (loss), net of tax	$0.5	$(0.2)

Unrealized losses of $0.2 million, net of taxes, as of December 31, 2003, were reclassified to earnings during 2004 upon the sale of the respective motorcycle loans.  HDFS expects to reclassify $0.5 million of the unrealized gains, net of taxes, as of December 31, 2004, to earnings within one year when HDFS completes a securitization of retail motorcycle loans.

Interest Rate Swaps – Commercial Paper

During 2004 and 2003, HDFS entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for a period of four years.  The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2004 and 2003, the agreements were designated as cash flow hedges.  During 2004 and 2003, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was insignificant.  Information related to the swap agreements as of December 31 is as follows (in millions):

	2004	2003
Notional value	$200.0	$150.0
Fair value of swap recorded as current assets	$5.8	$3.3
Unrealized gain recorded in accumulated other comprehensive income(loss), net of tax	$3.7	$2.2

Unrealized losses of $0.8 million, net of taxes, as of December 31, 2003, were reclassified to earnings during 2004 upon payment of the related interest.  HDFS expects to reclassify $0.8 million of the unrealized gains, net of taxes, as of December 31, 2004, to earnings within one year.  The unrealized gains will be offset by the payment of variable interest associated with the floating rate debt.

Interest Rate Swaps – Medium-Term Notes

During 2003, HDFS also entered into an interest rate swap agreement that effectively converts a portion of its fixed-rate debt to a floating-rate basis for a period of five years.  The differential paid or received on this swap is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2004 and 2003, the agreement was designated as a fair value hedge.  During 2004 and 2003, the hedge was highly effective and, as a result, there was no ineffectiveness recognized on this hedge during the year.  Information related to this swap agreement as of December 31 is as follows (in millions):

	2004	2003
Notional value	$400.0	$400.0
Fair value of swap recorded as current liabilities	$(5.0)	$(1.1)

No ready market exists for swaps utilized by HDFS.  The interest rate swaps are valued using broker quotations.

12.    Business segments and foreign operations

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

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2004	2003	2002
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$5,015,190	$4,624,274	$4,090,970
Financial Services income	305,262	279,459	211,500
	$5,320,452	$4,903,733	$4,302,470
Income from operations:
Motorcycles	$1,189,519	$996,889	$791,121
Financial Services	188,600	167,873	104,227
General corporate expenses	(16,628)	(15,498)	(12,646)
	$1,361,491	$1,149,264	$882,702

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Corporate	Consolidated
2004
Identifiable assets	$1,646,251	$2,223,796	$1,613,246	$5,483,293
Depreciation	206,420	7,536	156	214,112
Net capital expenditures	188,122	25,171	257	213,550

2003
Identifiable assets	$1,778,566	$1,821,142	$1,323,380	$4,923,088
Depreciation	191,118	5,555	245	196,918
Net capital expenditures	219,592	7,263	375	227,230

2002
Identifiable assets	$1,541,110	$1,523,542	$796,565	$3,861,217
Depreciation	171,389	4,261	128	175,778
Net capital expenditures	318,048	5,728	90	323,866

Geographic information

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2004	2003	2002
Motorcycles net revenue(a):
United States	$4,097,882	$3,807,707	$3,416,432
Europe	477,962	419,052	337,463
Japan	192,720	173,547	143,298
Canada	136,721	134,319	121,257
Other foreign countries	109,905	89,649	72,520
	$5,015,190	$4,624,274	$4,090,970
Financial Services income(a):
United States	$283,837	$260,551	$199,380
Europe	9,538	8,834	4,524
Canada	11,887	10,074	7,596
	$305,262	$279,459	$211,500
Long-lived assets(b):
United States	$1,246,808	$1,400,772	$1,151,702
Other foreign countries	44,300	41,804	36,138
	$1,291,108	$1,442,576	$1,187,840

(a)  Net revenue and income is attributed to geographic regions based on location of customer.

(b)  Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

13.    Related party transactions

The Company has recorded the following material related party transactions.  A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada.  During 2004, 2003 and 2002, the Company recorded revenue and financial services income from Deeley Imports of $137.6 million, $135.2 million and $120.3 million, respectively and had accounts receivables balances due from Deeley Imports of $13.1 million and $19.4 million at December 31, 2004 and 2003, respectively.  All such products were provided in the ordinary course of business at prices and on terms and conditions determined through arm’s-length negotiation.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 28, 2004	Mar 30, 2003	June 27, 2004	June 29, 2003	Sep 26, 2004	Sep 28, 2003	Dec 31, 2004	Dec 31, 2003

Net revenue	$1,165.7	$1,113.7	$1,327.8	$1,218.9	$1,300.7	$1,133.6	$1,221.0	$1,158.1
Gross profit	440.1	403.0	503.4	443.2	494.6	403.3	461.4	416.0
Income before taxes	317.2	284.3	383.3	308.8	355.0	290.2	323.9	282.8
Net income	$204.6	$186.2	$247.2	$202.2	$229.0	$190.1	$209.0	$182.4

Earnings per common share:
Basic	$.69	$.62	$.84	$.67	$.78	$.63	$.71	$.60
Diluted	$.68	$.61	$.83	$.66	$.77	$.62	$.71	$.60

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting”

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information included or to be included in the Company’s definitive proxy statement for the 2005 annual meeting of shareholders, which will be filed on or about March 21, 2005 (the Proxy Statement) under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” is incorporated by reference herein.

The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s chief executive officer, the chief financial officer, the principal accounting officer and the controller and other persons performing similar functions. The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at www.harley-davidson.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information included or to be included in the Proxy Statement under the caption “Executive Compensation” up to, but not including the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information included or to be included in the Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” is incorporated by reference herein.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2004.

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders:
Management employees	6,662,455	$41.26	13,567,562
Equity compensation plans not submitted to shareholders:
Union employees -
Kansas City, MO	11,709	$21.19	24,634
York, PA	191,620	$38.88	50,875
Non employees -
Board of Directors	29,300	$38.27	130,202
	232,629	$37.91	205,711
Total all plans	6,895,084	$41.15	13,773,273

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

The material features of the union employees’ stock option awards are the same as those of the management employees’ stock option awards.  Under the Company’s management and union plans, stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, expire ten years from the date of grant and vest ratably over a four-year period, with the first 25 percent becoming exercisable one year after the date of grant.

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

In addition, a non-employee Director may elect to receive 50% or 100% of the annual fee to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders. Directors must receive a minimum of one-half of their annual retainer in Company Common Stock until the Director reaches the Director stock ownership guidelines, defined below.

In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were revised in August 2004.  The Ownership Guidelines stipulate that all directors hold 5,000 shares of the Company’s Common Stock and senior executives hold from 5,000 to 30,000 shares of the Company’s Common Stock depending on their level.  The directors and senior executives have five years from January 2003 or the date they are elected a director or promoted to a senior executive to accumulate the appropriate number of shares of the Company’s Common Stock.

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

Item 15.  Exhibits and Financial Statement Schedules

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a) 1 and 2]

Consolidated statements of income for each of the three years in the period ended December 31, 2004

Consolidated balance sheets at December 31, 2004 and 2003

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2004

Notes to consolidated financial statements

Consolidated financial statement schedules for each of the three years in the period ended December 31, 2004

II - Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIST OF EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

3.1	Restated Articles of Incorporation

3.2	By-Laws as amended February 15, 2005

4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000

4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC

4.3

Harley-Davidson Financial Services $1.1 Billion Five-Year Revolving Credit Facility (the Registrant has instruments that define the rights of holders of long-term debt that are not being filed with this Annual Report in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments)

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein

10.2*	Harley-Davidson, Inc. 1990 Stock Option Plan as amended through December 9, 1998

10.3*	Harley-Davidson, Inc 1995 Stock Option Plan as amended through December 8, 1999

10.4*	Harley-Davidson, Inc. Director Stock Plan

10.5*	Form of Transition Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin, Sutton and Ziemer, Ms. Lione and Ms. Zarcone.

10.6*	Deferred Compensation Plan

10.7*	Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione

10.8*	Harley-Davidson, Inc. Corporate Short Term Incentive Plan as amended April 24, 2004

10.9*	Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin

*  Represents a management contract or compensatory plan, contract or arrangement in which a   director or named executive officer of the Company participated.

Exhibit No.	Description

10.10*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione.

10.11*	Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Mssrs. Bleustein, Ziemer and McCaslin.

10.12*	Harley-Davidson Pension Benefit Restoration Plan

10.13*	Description of Post-Retirement Life Insurance Equivalent

10.14	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan

10.15*	Employment Agreement between the Registrant and Ms. Zarcone

10.16	2001 York Hourly- Paid Employees Stock Option Plan

10.17*	Deferred Long-Term Incentive Plan approved May 4, 2002

10.18*	Director Compensation Policy effective May 3, 2003

10.19*	Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003

10.20*	Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999

10.21*	Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002

10.22*	Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.23*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.24*

Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan

*       Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit No.	Description

10.25*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.26*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

*       Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

(In thousands)

Classification	Balance at Beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
Accounts receivable- Allowance for doubtful accounts:

2004	$9,368	$2,462	$(1,535)	$10,295

2003	4,259	6,485	(1,376)	9,368

2002	2,619	1,782	(142)	4,259

Finance receivables- Allowance for doubtful accounts:

2004	$31,311	$3,070	$(4,104)	$30,277

2003	31,045	4,076	(3,810)	31,311

2002	28,684	6,167	(3,806)	31,045

Inventories- Allowance for obsolescence(2):

2004	$16,956	$8,410	$(10,915)	$14,451

2003	17,150	8,311	(8,505)	16,956

2002	13,037	7,283	(3,170)	17,150

(1)                                  Deductions represent amounts written off to the reserve, net of recoveries.  Included in the Finance receivables recoveries are $3.7 million and $1.3 million of recoveries in 2004 and 2003, respectively, received by HDFS from HDMC.  These recoveries relate to certain guarantees provided by HDMC on wholesale loans to European Harley-Davidson dealers.   At December 31, 2004 and 2003, HDMC has $3.3 million and $3.5 million, respectively, included in the accounts receivable allowance for doubtful accounts related to outstanding guarantees.

(2)                                  Stated in last-in, first-out (LIFO) cost.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

HARLEY-DAVIDSON, INC.

By:	/S/ Jeffrey L. Bleustein
Jeffrey L. Bleustein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Name	Title

/S/ Jeffrey L. Bleustein	Chairman, Chief Executive Officer and Director
Jeffrey L. Bleustein	(Principal executive officer)

/S/ James L. Ziemer	Vice-President and Chief Financial Officer and Director
James L. Ziemer	(Principal financial officer)

/S/ James M. Brostowitz	Vice-President and Treasurer
James M. Brostowitz	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ George L. Miles	Director
George L. Miles

/S/ James A. Norling	Director
James A. Norling

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws as amended February 15, 2005 (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on form 8-K filed February 22, 2005 (File No. 1-9183))

4.1

Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2

Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

4.3

Harley-Davidson Financial Services $1.1 Billion Five-Year Revolving Credit Facility (the Registrant has instruments that define the rights of holders of long-term debt that are not being filed with this Annual Report in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments)

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

10.7*

Form of Life Insurance Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.8*

Harley-Davidson, Inc. Corporate Short Term Incentive Plan as amended April 24, 2004 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2004 (File No. 1-9183))

10.9*

Form of Restricted Stock Agreement between the Registrant and Mr. McCaslin (incorporated herein by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.10*

Form of Severance Benefits Agreement between the Registrant and each of Messrs. Bleustein, Brostowitz, Flickinger, Dannehl, Hevey, Hutchinson, McCaslin, Sutton and Ziemer and Ms. Lione. (incorporated herein by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.11*

Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.12*

Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.13*

Description of Post-Retirement Life Insurance Equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

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

10.18*	Director Compensation Policy effective May 3, 2003

10.19*

Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-9183))

10.20*

Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999 (incorporated herein by reference from Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.21*

Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2002 (File No. 1-9183))

10.22*

Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2004 (File No. 1-9183))

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit No.	Description

10.23*

Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on form 8-K filed February 22, 2005 (File No. 1-9183))

10.24*

Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on form 8-K filed February 22, 2005 (File No. 1-9183))

10.25*

Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on form 8-K filed February 22, 2005 (File No. 1-9183))

10.26*

Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on form 8-K filed February 22, 2005 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.