Form 10-Q
period 2005-03-27
HARLEY DAVIDSON INC
filed 2005-05-02
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 2005
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock Outstanding as of April 25, 2005:   284,663,248 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended March 27, 2005

		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Note regarding forward looking statements		25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signatures		28

Exhibits Index		29

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 27, 2005	March 28, 2004
Net revenue	$1,235,464	$1,165,701
Cost of goods sold	771,181	725,572

Gross profit	464,283	440,129
Financial services income	88,812	80,494
Financial services expense	35,253	30,181

Operating income from financial services	53,559	50,313
Operating expenses	172,700	177,520

Income from operations	345,142	312,922
Investment income and other, net	7,129	4,257

Income before provision for income taxes	352,271	317,179
Provision for income taxes	125,056	112,599

Net income	$227,215	$204,580

Earnings per common share:
Basic	$.78	$.69
Diluted	$.77	$.68
Weighted-average common shares outstanding:
Basic	293,148	297,832
Diluted	294,161	299,932
Cash dividends per share	$.125	$.08

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) March 27, 2005	December 31, 2004	(Unaudited) March 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$200,379	$275,159	$254,288
Marketable securities	1,184,148	1,336,909	848,399
Accounts receivable, net	146,199	121,333	132,270
Current portion of finance receivables, net	1,412,923	1,207,124	1,172,532
Inventories	246,875	226,893	222,811
Other current assets	93,216	98,854	76,975

Total current assets	3,283,740	3,266,272	2,707,275
Finance receivables, net	727,794	905,176	558,737
Property, plant and equipment, net	1,008,591	1,024,665	1,015,940
Goodwill, net	58,437	59,456	52,925
Other assets	227,211	227,724	355,093

	$5,305,773	$5,483,293	$4,689,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$292,033	$244,202	$299,543
Accrued expenses and other liabilities	509,492	433,053	400,415
Current portion of finance debt	264,360	495,441	195,703

Total current liabilities	1,065,885	1,172,696	895,661
Finance debt	800,000	800,000	670,000
Other long-term liabilities	117,754	142,278	223,018
Postretirement health care benefits	51,297	149,848	134,091
Contingencies (Note 9)
Total shareholders' equity	3,270,837	3,218,471	2,767,200

	$5,305,773	$5,483,293	$4,689,970

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:	$1,235,464	$1,165,701
Net income	$227,215	$204,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,325	50,947
Provision for long-term employee benefits	19,132	17,581
Gain on current year securitizations	(19,201)	(25,240)
Net change in wholesale finance receivables	(191,108)	(169,808)
Contributions to pension and postretirement plans	(109,000)	--
Tax benefit from stock options	--	9,108
Other, net	(2,787)	14,363
Net changes in current assets and current liabilities	74,098	59,661

Total adjustments	(175,541)	(43,388)

Net cash provided by operating activities	51,674	161,192
Cash flows for investing activities:
Capital expenditures	(39,025)	(30,990)
Finance receivables acquired or originated	(637,031)	(508,106)
Finance receivables collected	63,895	64,955
Proceeds from securitizations	721,974	613,861
Collection of retained securitization interests	26,330	30,942
Purchase of marketable securities	(318,838)	(140,286)
Sales and redemptions of marketable securities	468,683	286,080
Other, net	(2,365)	(265)

Net cash provided by investing activities	283,623	316,191
Cash flows for financing activities:
Net decrease in finance credit facilities and commercial paper	(222,642)	(140,522)
Dividends	(36,541)	(23,587)
Purchase of common stock for treasury	(175,796)	(403,519)
Issuance of common stock under employee stock plans	19,203	15,204
Excess tax benefits from share-based payments	5,699	--

Net cash used in financing activities	(410,077)	(552,424)
Net decrease in cash and cash equivalents	(74,780)	(75,041)
Cash and cash equivalents:
At beginning of period	275,159	329,329

At end of period	$200,379	$254,288

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of March 27, 2005 and March 28, 2004 and the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended March 27, 2005 and March 28, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Note 2 – Inventories

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	March 27, 2005	Dec. 31, 2004	March 28, 2004
Components at the lower of FIFO cost or market:
Raw material & work-in-process	$75,921	$78,750	$79,904
Finished goods	88,215	75,839	83,624
Parts and accessories and general merchandise	105,118	93,933	76,825

	269,254	248,522	240,353
Excess of FIFO over LIFO	22,379	21,629	17,542

	$246,875	$226,893	$222,811

Note 3 — Product Warranty

The Company provides a standard two-year limited warranty on all new motorcycles sold. The warranty coverage includes parts and labor, and begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	Three months ended
	March 27, 2005	March 28, 2004
Balance, beginning of period	$39,998	$30,475
Warranties issued during the period	9,209	9,434
Settlements made during the period	(5,842)	(6,499)
Changes to the liability for pre-existing
warranties during the period	(2,540)	2,129

Balance, end of period	$40,825	$35,539

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 27, 2005	March 28, 2004
Net revenue	$1,235,454	$1,165,701
Gross profit	464,283	440,129
Operating expenses	165,426	173,031

Operating income from Motorcycles and Related Products	298,857	267,098
Financial Services income	88,812	80,494
Financial Services expense	35,253	30,181

Operating income from Financial Services	53,559	50,313
Corporate expenses	7,274	4,489

Income from operations	$345,142	$312,922

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 27, 2005	March 28, 2004
Numerator
Net income used in computing basic
and diluted earnings per common share	$227,215	$204,580

Denominator
Denominator for basic earnings per common share-
weighted-average common shares	293,148	297,832
Effect of dilutive securities - employee
stock options and nonvested stock	1,013	2,100

Denominator for diluted earnings per common share -
adjusted weighted-average common shares outstanding	294,161	299,932

Basic earnings per common share	$.78	$.69
Diluted earnings per common share	$.77	$.68

Note 6 — Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 27, 2005	March 28, 2004
Net income	$227,215	$204,580
Foreign currency translation adjustments	(5,173)	(3,144)
Changes in net unrealized gains and losses, net of tax:
Retained securitization interests	(1,143)	2,733
Derivative financial instruments	13,690	7,620
Marketable securities	(1,805)	509

Comprehensive income	$232,784	$212,298

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

	Pension & SERPA Benefits Three months ended		Postretirement Healthcare Benefits Three months ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Service cost	$10,093	$9,216	$2,634	$2,972
Interest cost	12,486	11,463	3,685	3,929
Expected return on plan assets	(15,641)	(14,798)	(1,108)	--
Amortization of unrecognized:
Prior service cost	1,759	1,770	(329)	(254)
Net loss	3,265	2,536	1,248	1,639

Net periodic benefit cost	$11,962	$10,187	$6,130	$8,286

During the quarter ended March 27, 2005, the Company contributed $102.3 million to its postretirement healthcare plan trusts to pre-fund its postretirement healthcare benefits. The Company also contributed $6.7 million to its pension plan during the quarter ended March 27, 2005. The Company has no minimum required pension plan contributions in 2005.

Note 8 — Stock Compensation

The Company has a stock compensation plan which was approved by its Shareholders in April 2004 (Plan) under which the Board of Directors may grant to employees nonqualified stock options and shares of nonvested stock. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. The options expire 10 years from the date of grant. Shares of nonvested stock that have been issued under the Plan vest over periods ranging from 4 to 5 years with certain of the shares subject to accelerated vesting should the Company meet certain performance conditions. Dividends are paid on shares of nonvested stock.

On January 1, 2005 the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended March 27, 2005 was $7.0 million, or $4.3 million net of taxes. The Company expects that total stock compensation expense for 2005 will be approximately $23 million before the effect of income taxes.

Prior to January 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option-based employee compensation cost was recognized in the income statement prior to 2005, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2005, the Company’s income before income taxes and net income for the period ended March 27, 2005, are $6.8 million and $4.2 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended March 27, 2005 would have both been $.79, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $.78 and $.77, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2005 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The Company has estimated the fair value of its option award granted after January 1, 2005 using a lattice-based option valuation model that uses the assumptions noted in the following table. The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model used in prior years. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Lattice-Based Option Valuation Assumptions	2005
Fair value of options granted during the period	$ 16.52
Expected term (in years)	4.5
Expected volatility	16% - 36%
Weighted average volatility	30%
Expected dividend yield	0.8%
Risk-free rate	2.4% - 4.1%

The Company estimated the fair value of its option awards granted prior to January 1, 2005 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following years:

Black-Scholes Option Valuation Assumptions	2004	2003	2002
Fair value of options granted during the period	$17.30	$13.87	$19.27
Expected term (in years)	4.9	4.7	4.4
Expected volatility	34%	36%	39%
Expected dividend yield	0.6%	0.3%	0.3%
Risk free rate	3.2%	2.7%	4.3%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options granted under the Company’s stock option plans during the three month period ended March 28, 2004. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a four year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the three months ended March 28, 2004 (in thousands, except per share amounts):

March 28, 2004
Net income, as reported	$204,580
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of related tax effects	(3,450)

Pro forma net income	$201,130

Basic earnings per share as reported	$.69
Basic earnings per share pro forma	$.68
Diluted earnings per share as reported	$.68
Diluted earnings per share pro forma	$.67

The following table summarizes the stock option transactions for the quarter ended March 27, 2005 (in thousands except for per share amounts):

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1	6,895	$41
Granted	822	$61
Exercised	(606)	$33
Forfeited	(17)	$49

Outstanding at March 27	7,094	$43	$112,906

Exercisable at March 27	4,203	$39	$84,207

The aggregate intrinsic value of options exercised during the first quarters ended March 27, 2005 and March 28, 2004 was $17.1 million and $24.0 million, respectively.

The Company has an authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options.

The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested shares as of March 27, 2005, and changes during the three-month period ended March 27, 2005, is as follows (in thousands except for per share amounts):

Nonvested Stock	Shares	Fair Value
Nonvested at January 1	--	--
Granted	106	$61
Vested	--	--
Forfeited	--	--

Nonvested at March 27	106	$61

As of March 27, 2005 there was $6.0 million of unrecognized compensation cost related to nonvested stock that is expected to be recognized over a weighted average period of 3.3 years.

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which motion was denied on August 23, 2004. A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal was filed by the plaintiffs and the appeal is currently pending. The Company intends to continue to vigorously defend this matter. The Company believes that the 5-year/50,000-mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.2 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Additionally, the Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

Note 10 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for a detailed description of reclassifications to the Statement of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. HDMC manufactures five families of motorcycles: Touring, Dyna™, Softail®, VRSC and Sportster®. Buell Motorcycle Company produces sport motorcycles, including five v-twin XB models and the single-cylinder Buell® Blast®. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers. The Company operates in two principal business segments: Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services).

Overview(1)

During the first quarter of 2005, the Company’s revenue was $1.24 billion, up 6.0% from the same quarter last year driven by a 3.5% increase in wholesale shipments of Harley-Davidson motorcycles.

Retail sales of Harley-Davidson® motorcycles in the United States during the first quarter of 2005 were down 0.9% from same period last year—falling short of Management’s expectations. The Company remains optimistic about retail sales growth for the remainder of 2005, however, it believes it is prudent to limit its short-term production growth, maintaining a level of demand that is in excess of supply. The Company’s shipments of Harley-Davidson motorcycles are now planned to increase from last year’s 317,000 units to a revised target of 329,000 units in 2005, down from the original target of 339,000 units. The 329,000 unit target for 2005 represents a 3.7% growth rate over 2004 shipments. The Company believes that the 10,000 unit reduction will occur almost entirely in the second quarter and will involve reducing planned production of 2005 Model Year motorcycles. Revised quarterly shipments for 2005 are expected to be as follows: 77,000 units in the second quarter, 87,500 units in the third quarter and 87,500 units in the fourth quarter.

Reducing the 2005 Harley-Davidson motorcycle shipment target also results in a change to the Company’s previous target for earnings growth in 2005. The Company now expects 2005 earnings to grow by approximately 5% to 8% in 2005 compared to the Company’s previous mid-teens earnings growth rate objective.

This volume adjustment may also prevent the Company from attaining its previous goal to satisfy demand for 400,000 Harley-Davidson motorcycle units in 2007. However, the Company’s long-term unit growth projection of 7% to 9% annually and its projection for an annual mid-teens earnings growth rate remain unchanged for 2006 and beyond.

The “% Change” figures included in the following section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Results of Operations for the Three Months Ended March 27, 2005
Compared to the Three Months Ended March
28, 2004

Overall

Net revenue for the first quarter of 2005 totaled $1.24 billion, a $69.8 million or 6.0% increase over the first quarter of 2004. Net income for the first quarter of 2005 was $227.2 million compared to $204.6 million in the same period last year, an increase of 11.1%. Diluted earnings per share for the first quarter of 2005 was $.77 on 294.2 million weighted-average shares outstanding, compared to $.68 on 299.9 million weighted-average shares outstanding in 2004, an increase in earnings per share of 13.2%.

The Company paid a cash dividend of $.125 per share in March of 2005 compared to a dividend of $.08 per share in March of 2004.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended March 27, 2005 and March 28, 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	25,071	21,404	3,667	17.1%
Custom motorcycle units*	34,286	36,864	(2,578)	(7.0)
Sportster motorcycle units	17,359	15,822	1,537	9.7

Harley-Davidson motorcycle units	76,716	74,090	2,626	3.5
Buell motorcycle units	2,469	2,603	(134)	(5.1)

Total motorcycle units	79,185	76,693	2,492	3.2%
Net Revenue
Harley-Davidson motorcycles	$979.0	$918.8	$60.2	6.5%
Buell motorcycles	20.1	22.1	(2.0)	(9.2)

Total motorcycles	999.1	940.9	58.2	6.2
Parts & Accessories	176.9	169.2	7.7	4.6
General Merchandise	59.5	54.4	5.1	9.3
Other	0.0	1.2	(1.2)	n.m.

Net revenue	$1,235.5	$1,165.7	$69.8	6.0%

*Custom motorcycle units, as used in this table, includes Softail, Dyna , VRSC and other custom models.

During the first quarter of 2005, net revenue for the Motorcycles segment increased $69.8 million over the same period last year, primarily due to an increase in revenue from the sale of Harley-Davidson motorcycles. During the first quarter of 2005, Harley-Davidson motorcycle revenue was up $60.2 million or 6.5% over the same quarter last year on 2,626 additional unit shipments. Harley-Davidson motorcycle revenue for the quarter also benefited from changes in product mix and favorable changes in foreign currency exchange rates. Favorable foreign currency exchange rates related primarily to European currencies resulted in approximately $6.1 million of higher revenue during the first quarter of 2005 when compared to the same quarter last year.

Parts and Accessories (P&A) net revenue for the first quarter of 2005, was $176.9 million, up $7.7 million or 4.6%, compared to the first quarter of 2004. P&A revenue growth was driven by the increase in Harley-Davidson motorcycle shipments. On a long-term basis, the Company expects the growth rate for P&A revenue to be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise net revenue, which includes clothing and collectibles, was $59.5 million for the first quarter of 2005, up $5.1 million or 9.3%, compared to the first quarter of 2004. The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units. (1)

Harley-Davidson Retail Motorcycle Sales

In the United States through March, Harley-Davidson retail motorcycle sales in 2005 finished down 0.9% compared to 2004. Similarly, the heavyweight motorcycle market in the United States declined 0.4% in the first quarter of 2005. Worldwide retail sales of Harley-Davidson motorcycles grew 2.8% during the first quarter of 2005, driven by strong performance in Europe and Japan, which increased 20.6% and 10.6%, respectively. On an industry-wide basis through February 2005, the 651+cc segment grew slightly in Europe, while the heavyweight market in Japan was down for the same period. The following table includes Harley-Davidson retail motorcycle unit sales through March 2005 and 2004 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)
Heavyweight (651+cc)

	2005	2004	% Change
United States	53.7	54.2	(0.9)%
Europe	6.5	5.4	20.6
Japan	2.1	1.9	10.6
Canada	1.9	1.8	8.6
All other markets	2.7	1.8	47.2

Total Harley-Davidson retail sales	66.9	65.1	2.8%

(a)	Data is derived from Company sources and includes retail sales of Harley-Davidson motorcycles only. Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Industry Motorcycle Retail Registration
Heavyweight (651+cc)

	2005	2004	% Change
United States (through March) (a)	102.0	102.4	(0.4)%
Europe (through February) (b)	32.6	32.2	1.2
Japan (through February) (c)	3.9	4.4	(11.	3)%

(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
(c)	Japan data provided by Japan Automobile Importers Association.

Gross Profit

Gross profit of $464.3 million for the Motorcycles segment in the first quarter of 2005 was $24.2 million or 5.5% higher than gross profit in the same quarter last year. The $24.2 million increase in gross profit resulted primarily from the increase in net revenue. Gross margin for the first quarter of 2005 was 37.6% compared to 37.8% in the first quarter of 2004. During the first quarter of 2005, gross margin was negatively impacted by higher material costs, driven by $8 million in metal surcharges, but benefited by approximately $5 million from the impact of favorable foreign currency exchange rates.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment for the three months ended March 27, 2005 and March 28, 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change
Interest income	$34.0	$26.5	$7.5	28.3%
Income from securitizations	37.0	35.6	1.4	3.8
Other income	17.8	18.4	(0.6)	(2.9)

Financial services income	88.8	80.5	8.3	10.3
Interest expense	8.9	5.5	3.4	62.2
Operating expenses	26.3	24.7	1.6	6.7

Financial services expense	35.2	30.2	5.0	16.8

Operating income from financial services	$53.6	$50.3	$3.3	6.5%

The increase in operating income from Financial Services was driven by strong marketplace acceptance of HDFS’ financial products, partially offset by higher interest and operating expenses. During the first quarter of 2005, income from securitizations was up slightly over the first quarter of 2004 as the increase in income on the investment in retained securitization interests was mostly offset by lower gains on current year securitization transactions.

During the first quarter of 2005, income on the investment in retained securitization interests was $17.8 million, an increase of $7.4 million over 2004, due primarily to larger securitization transactions and better than anticipated performance on prior years’ securitization transactions.

During the first quarter of 2005, HDFS sold $730 million in retail motorcycle loans through securitization transactions resulting in a gain of $19.2 million. This compares with a gain of $25.2 million on $625 million of loans securitized in the first quarter of 2004. The 2005 gain as a percentage of loans sold of 2.6% is slightly above the Company’s target which is now 1.7% to 2.5% in the current interest rate environment. The gain as a percentage of the amount of loans securitized was lower when compared with the prior year first quarter gain due to rising market interest rates and the cost of an enhanced dealer participation program introduced in the second quarter of 2004.     In 2005, Financial Services total year operating income is expected to be slightly lower than that achieved in 2004 primarily due to a highly competitive market place and an increasing interest rate environment.(1) Over the long term, the Company expects the Financial Services operating income growth rate to be slightly higher than the Company’s motorcycle unit growth rate.(1)   Changes in the allowance for finance credit losses during the three months ended March 27, 2005 and March 28, 2004 were as follows (in millions):

	2005	2004
Balance, beginning of period	$30.3	$31.3
Provision for finance credit losses	(0.5)	0.8
Charge-offs, net of recoveries	(1.7)	(0.8)

Balance, end of period	$28.1	$31.3

The periodic evaluation of the adequacy of the allowance for credit losses is generally based on past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.(1) Included in charge-offs, net of recoveries, are $0.02 million and $2.09 million of recoveries in first quarters 2005 and 2004, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended March 27, 2005 and March 28, 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change
Motorcycles and Related Products	$165.4	$173.0	$(7.6)	(4.4)%
Corporate	7.3	4.5	2.8	62.0

Total operating expenses	$172.7	$177.5	$(4.8)	(2.7)%

The Company experienced lower operating expenses in the first quarter of 2005 when compared to 2004. The decrease was due primarily to lower losses on the disposal of fixed assets and a change in the timing of certain expenses. Operating expense decreases in the first quarter of 2005 more than offset the impact of stock compensation expense. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company began expensing the cost of its employee stock option awards during the first quarter of 2005. Total stock compensation expense included in Motorcycles and Corporate operating expenses was $6.2 million during the first quarter of 2005. Operating expenses, which include selling, administrative and engineering expenses, were 14.0% and 15.2% of net revenue for the first quarters of 2005 and 2004, respectively.

Provision for income taxes

The Company’s effective income tax rate was 35.5% during the first quarters of 2005 and 2004. The Company expects that the income tax rate will be 35.5% for the remainder of 2005.(1)

Other Matters

Accounting Changes

The Company began expensing the cost of stock options on January 1, 2005, when it adopted SFAS No. 123 (revised 2004) “Share-Based Payment.” See Note 8 to the Condensed Consolidated Financial Statements for information regarding this accounting change.

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

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed. On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which was denied on August 23, 2004. A notice of appeal to the Wisconsin Court of Appeals has now been filed. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners. Note 9 to the Condensed Consolidated Financial Statements includes a more detailed discussion of this matter.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS). Note 9 to the Condensed Consolidated Financial Statements includes a discussion of the history of this matter in more detail.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $6.2 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of March 27, 2005

The Company’s main source of liquidity is cash from operating activities which consists of net income adjusted for noncash items and other operating cash flows.

The Company’s operating cash flows include the impact of net changes in wholesale loan activity. Prior to December 31, 2004, this activity was included in the investing section of the Statements of Cash Flows. All prior year amounts presented have been reclassified to include this amount in cash flows from operating activities. This change in classification is discussed in more detail in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company generated $51.7 million of cash from operating activities during the first quarter of 2005 compared to $161.2 million in first quarter of 2004. During the first quarter of 2005, the Company made a voluntary cash contribution of $102.3 million to post-retirement health care trusts to pre-fund retiree benefits. This contribution allows the investment earnings to grow tax free within the trusts.

Net changes in current assets and liabilities included in net cash provided by operating activities during the first quarters of 2005 and 2004 consisted of the following (in millions):

	2005	2004
Accounts receivable, net	$(24.9)	$(19.9)
Inventories	(20.0)	(15.1)
Finance receivables - accrued interest and other	2.9	1.6
Accounts payable/Accrued expenses	109.5	90.4
Other	6.6	2.7

	$74.1	$59.7

A net increase in accounts receivable during the first quarter of 2005 resulted in a $24.9 million negative adjustment to operating cash flow. The change in accounts receivable relates primarily to an increase in the Company’s accounts receivable balances in Europe driven primarily by increased sales volumes in the first quarter of 2005.

The increase in Company inventory resulted in a negative adjustment of $20.0 million to operating cash flow during the first quarter of 2005. The higher inventory balance was due primarily to increased general merchandise and motorcycle finished goods inventory. General merchandise inventory balances were higher at the end of the first quarter of 2005 due to additional seasonal product on hand. The seasonal product was purchased earlier in 2005, than in prior years, in an effort to make this product available to dealers earlier in the season. Motorcycle finished goods increases were driven by an increase in motorcycle units on hand, primarily in Europe. The Company has increased its wholesale European inventory levels to improve distribution capabilities.

Accounts payable and accrued expenses increased $109.5 million during the first quarter of 2005, resulting in a positive adjustment to operating cash flow. The net increase resulted from higher accounts payable driven by first quarter production volume and higher accrued income taxes.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities. Net cash provided by investing activities was $283.6 million and $316.2 million during the first three months of 2005 and 2004, respectively.

Capital expenditures were $39.0 million and $31.0 million during the first three months of 2005 and 2004, respectively. The Company estimates that total capital expenditures in 2005 will be in the range of $225 million to $275 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2005 with internally generated funds.(1)

During the first quarters of 2005 and 2004, HDFS acquired and originated a total of $637.0 million and $508.1 million of finance receivables, respectively. Proceeds from securitization transactions and collections resulted in cash inflows of $785.9 million and $678.8 million during the first quarters of 2005 and 2004, respectively.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first three months of 2005 and 2004 was $410.1 million and $552.4 million, respectively.

During the first three months of 2005, the Company repurchased 2.9 million shares of its common stock at a total cost of $175.8 million. The Company repurchased 2.3 million shares under a general authorization from the Company’s Board of Directors. The remaining .6 million shares were repurchased under an authorization from the Company’s Board of Directors that provides the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.

During the first three months of 2005, the Company paid a cash dividend $.125 per share or $36.5 million, compared to $.08 per share or $23.6 million, during the first three months of last year.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under its revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of March 27, 2005 and March 28, 2004 (in millions):

	2005	2004
Commercial paper	$483.1	$260.8
Borrowings under credit facilities	164.7	164.1

	647.8	424.9
Medium-term notes	386.6	410.8
Senior subordinated debt	30.0	30.0

Total finance debt	$1,064.4	$865.7

Credit Facilities — During September 2004, HDFS entered into a $1.1 billion revolving credit facility (Global Credit Facility) due September 2009.  This facility replaced $750 million in domestic credit facilities and a $200 million European credit facility.  The primary use of the Global Credit Facility is to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper — Subject to limitations, HDFS may issue up to $1.1 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.1 billion as of March 27, 2005.

Medium-Term Notes — During November 2003, HDFS issued $400 million of 3.63% medium-term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At March 27, 2005, the Notes included a fair value adjustment that reduced the balance by $13.4 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt — HDFS has $30 million of 10 year senior subordinated notes due in 2007.

Intercompany Borrowing — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of March 27, 2005 and March 28, 2004, respectively, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

In connection with its debt agreements, HDFS has various operating and financial covenants and was in compliance with all such covenants at March 27, 2005.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

Risk Factors

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities through the implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facilities, (iii) successfully introduce new products and services, (iv) avoid unexpected supply chain issues, (v) sell all of the Harley-Davidson motorcycles it plans to produce, (vi) continue to develop the capacity of its distributor and dealer network, (vii) avoid unexpected changes in the regulatory environment for its products, (viii) successfully adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (ix) adjust to worldwide economic and political conditions, and (x) successfully manage the credit quality of HDFS’s loan portfolio.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans” or “estimates” or words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88 and Twin Cam 88B engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. This complaint and a second lawsuit filed on April 12, 2002 in state court in Milwaukee County, Wisconsin were dismissed. On April 12, 2004, the same attorneys filed a third action in state court in Milwaukee County on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action, which motion was denied on August 23, 2004. A notice of appeal to the Wisconsin Court of Appeals from the latter dismissal has now been filed. The Company intends to continue to vigorously defend this matter. The Company believes that the 5 year/50,000 mile warranty extension it announced in January 2001 adequately addresses the condition for affected owners. Note 9 to the Condensed Consolidated Financial Statements includes a more detailed discussion of this matter.

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the clean up of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection since 1986 in undertaking environmental investigation and remediation activities, including an on-going site-wide remedial investigation/feasibility study (RI/FS). Note 9 to the Condensed Consolidated Financial Statements includes a discussion of the history of this matter in more detail.

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $6.2 million. The Company has established reserves for this amount, which are included in Accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 27, 2004.

2005 Fiscal Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
From January 1 to January 30	938,000	$ 59.02	938,000	22,677,350
From January 31 to February 27	1,665,900	$ 61.13	1,665,900	21,451,312
From February 28 to March 27	300,000	$ 62.02	300,000	21,246,359

Total	2,903,900		2,903,900

The Company repurchased 600,000 shares during the first quarter of 2005 under a continuing authorization (originally adopted in January 1998) from its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

The Company repurchased the remaining 2.3 million shares during the first quarter of 2005 under a separate authorization (adopted April 2004) from its Board of Directors to repurchase up to 20 million shares of its common stock with no dollar limit or expiration date.

Item 6. Exhibits

Refer to the Exhibit Index on page 29 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: April 30, 2005	by: /s/ James L. Ziemer
James L. Ziemer
Vice President and Chief Financial
Officer (Principal Financial Officer)
Date: April 30, 2005	by: /s/ James M. Brostowitz
James M. Brostowitz
Vice President and Treasurer (Principal
Accounting Officer)

HARLEY-DAVIDSON, INC. Exhibit Index to Form 10-Q

Exhibit
Number

10.1*	Harley-Davidson, Inc. Employee Short Term Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement, dated March 21, 2005 (File No. 1-9183))

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350

* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer will participate.