Form 10-Q/A
period 2005-03-27
HARLEY DAVIDSON INC
filed 2005-05-03
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

HARLEY-DAVIDSON, INC.

On May 2, 2005, Harley-Davidson, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2005 (the “Form 10-Q”). The EDGAR version of the Form 10-Q contained a typographical error, which appeared on page 5, the Condensed Consolidated Statements of Cash Flows, in Part I, Item 1. The first line of that statement, “Cash flows from operating activities,” should not have included any numbers. The remaining numbers on the Condensed Consolidated Statements of Cash Flows were correct, as was the remaining content of the original filing. The Company is filing this amendment to correct this typographical error which occurred when the Form 10-Q was formatted for EDGAR. For presentation purposes, the Company is including the entire contents of the Form 10-Q in this amendment, though the only change from the original filing is the correction of this typographical error.

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

HARLEY-DAVIDSON, INC.
Date: May 3, 2005	by: /s/ James L. Ziemer
James L. Ziemer
President and Chief Executive
Officer (Principal Executive Officer)
Date: May 3, 2005	by: /s/ James M. Brostowitz
James M. Brostowitz
Vice President and Treasurer and Acting
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

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