Form 10-Q
period 2005-06-26
HARLEY DAVIDSON INC
filed 2005-08-03
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 26, 2005

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock Outstanding as of July 29, 2005: 274,412,438 Shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended June 26, 2005

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
Part II.	Other Information
Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 4.	Submission of Items to a Vote of Security Holders	31
Item 6.	Exhibits	31
Signatures		32
Exhibit Index		33

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net revenue	$1,333,264	$1,327,808	$2,568,728	$2,493,509
Cost of goods sold	832,830	824,392	1,604,011	1,549,964

Gross profit	500,434	503,416	964,717	943,545
Financial services income	85,302	81,060	174,114	161,554
Financial services expense	34,281	32,053	69,534	62,234

Operating income from financial services	51,021	49,007	104,580	99,320
Operating expenses	188,096	173,367	360,796	350,887

Income from operations	363,359	379,056	708,501	691,978
Investment income and other, net	4,689	4,264	11,818	8,521

Income before provision for income taxes	368,048	383,320	720,319	700,499
Provision for income taxes	130,657	136,079	255,713	248,678

Net income	$237,391	$247,241	$464,606	$451,821

Earnings per common share:
Basic	$.85	$.84	$1.62	$1.53
Diluted	$.84	$.83	$1.62	$1.52
Weighted-average common shares outstanding:
Basic	280,577	294,304	286,685	296,039
Diluted	281,181	296,396	287,493	298,135
Cash dividends per share	$.160	$.100	$.285	$.180

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) June 26, 2005	December 31, 2004	(Unaudited) June 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$319,720	$275,159	$379,142
Marketable securities	416,202	1,336,909	933,862
Accounts receivable, net	138,413	121,333	130,606
Finance receivables, net	1,046,489	1,207,124	954,918
Inventories	225,778	226,893	217,711
Other current assets	102,578	98,854	81,814

Total current assets	2,249,180	3,266,272	2,698,053
Finance receivables, net	752,363	905,176	633,450
Property, plant and equipment, net	990,453	1,024,665	994,064
Goodwill	57,005	59,456	57,091
Other assets	217,057	227,724	342,082

	$4,266,058	$5,483,293	$4,724,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$269,848	$244,202	$272,198
Accrued expenses and other liabilities	358,847	433,053	382,279
Current portion of finance debt	7,994	495,441	96,977

Total current liabilities	636,689	1,172,696	751,454
Finance debt	800,000	800,000	670,000
Other long-term liabilities	140,433	142,278	219,261
Postretirement healthcare benefits	54,652	149,848	139,909
Contingencies (Note 9)
Total shareholders' equity	2,634,284	3,218,471	2,944,116

	$4,266,058	$5,483,293	$4,724,740

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$464,606	$451,821
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	106,474	104,864
Provision for long-term employee benefits	41,482	33,978
Gain on current year securitizations	(33,170)	(44,498)
Net change in wholesale finance receivables	127,946	76,366
Contribution to pension and postretirement healthcare plans	(109,000)	--
Tax benefit from the exercise of stock options	--	11,860
Other, net	18,232	17,994
Net changes in current assets and current liabilities	(54,839)	8,577

Total adjustments	97,125	209,141

Net cash provided by operating activities	561,731	660,962
Cash flows from investing activities:
Capital expenditures	(75,430)	(64,205)
Finance receivables acquired or originated	(1,482,078)	(1,329,286)
Finance receivables collected	143,684	147,406
Proceeds from securitizations	1,484,939	1,233,903
Collection of retained securitization interests	53,751	60,603
Purchase of marketable securities	(491,984)	(330,402)
Sales and redemptions of marketable securities	1,412,523	386,104
Other, net	(9,934)	(9,618)

Net cash provided by investing activities	1,035,471	94,505
Cash flows from financing activities:
Net decrease in finance debt	(485,085)	(218,100)
Dividends paid	(80,486)	(53,010)
Purchase of common stock for treasury	(1,014,645)	(473,468)
Issuance of common stock under employee stock plans	21,404	38,924
Excess tax benefit from share-based payments	6,171	--

Net cash used in financing activities	(1,552,641)	(705,654)
Net increase in cash and cash equivalents	44,561	49,813
Cash and cash equivalents:
At beginning of period	275,159	329,329

At end of period	$319,720	$379,142

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of June 26, 2005 and June 27, 2004, the condensed consolidated statements of income for the three- and six-month periods then ended and the condensed consolidated statements of cash flows for the six-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Note 2 — Inventories

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	June 26, 2005	Dec 31, 2004	June 27, 2004
Components at the lower of cost, first-in,
first-out (FIFO), or market:
Raw material & work-in-process	$81,406	$78,750	$73,811
Motorcycle finished goods	74,421	75,839	82,593
Parts & accessories and general merchandise	92,480	93,933	79,099

	248,307	248,522	235,503
Excess of FIFO over LIFO	22,529	21,629	17,792

	$225,778	$226,893	$217,711

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

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Balance, beginning of period	$40,825	$35,539	$39,998	$30,475
Warranties issued during the period	9,256	11,029	18,465	20,463
Settlements made during the period	(8,011)	(9,451)	(13,853)	(15,950)
Changes to the liability for pre-existing warranties
during the period	--	(200)	(2,540)	1,929

Balance, end of period	$42,070	$36,917	$42,070	$36,917

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net revenue Motorcycles & Related Products	$1,333,264	$1,327,808	$2,568,728	$2,493,509
Gross profit	500,434	503,416	964,717	943,545
Operating expenses	181,084	168,333	346,510	341,364

Operating income from Motorcycles
& Related Products	319,350	335,083	618,207	602,181
Financial Services income	85,302	81,060	174,114	161,554
Financial Services expense	34,281	32,053	69,534	62,234

Operating income from Financial Services	51,021	49,007	104,580	99,320
Corporate expenses	7,012	5,034	14,286	9,523

Income from operations	$363,359	$379,056	$708,501	$691,978

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Numerator
Net income used in computing
basic and diluted earnings per share	$237,391	$247,241	$464,606	$451,821
Denominator
Denominator for basic earnings per share -
weighted-average common shares	280,577	294,304	286,685	296,039
Effect of dilutive securities - employee stock
options and nonvested stock	604	2,092	808	2,096

Denominator for diluted earnings per share-
adjusted weighted-average shares	281,181	296,396	287,493	298,135

Basic earnings per share	$.85	$.84	$1.62	$1.53
Diluted earnings per share	$.84	$.83	$1.62	$1.52

Note 6 — Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income	$237,391	$247,241	$464,606	$451,821
Foreign currency translation adjustments	(6,834)	482	(12,007)	(2,662)
Changes in net unrealized gains and losses,
net of tax:
Investment in retained securitization interests	(4,468)	(1,438)	(5,611)	1,295
Derivative financial instruments	8,651	6,509	22,341	14,129
Marketable securities	1,701	(2,993)	(104)	(2,484)

Comprehensive income	$236,441	$249,801	$469,225	$462,099

Note 7 – Employee Benefit Plans

The Company has several defined benefit pension plans and postretirement healthcare benefit plans (Retirement Plans), which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Pension & SERPA Benefits
Service cost	$10,093	$9,216	$20,186	$18,432
Interest cost	12,486	11,463	24,972	22,926
Expected return on plan assets	(15,641)	(14,798)	(31,282)	(29,596)
Amortization of unrecognized prior service cost	1,759	1,770	3,518	3,540
Amortization of unrecognized net loss	3,265	2,536	6,530	5,072

Net periodic benefit cost	$11,962	$10,187	$23,924	$20,374

Postretirement Healthcare Benefits
Service cost	$2,634	$2,972	$5,268	$5,944
Interest cost	3,685	3,929	7,370	7,858
Expected return on plan assets	(1,108)	--	(2,216)	--
Amortization of unrecognized prior service cost	(329)	(254)	(658)	(508)
Amortization of unrecognized net loss	1,248	1,639	2,496	3,278

Net periodic benefit cost	$6,130	$8,286	$12,260	$16,572

During the six months ended June 26, 2005, the Company contributed $102.3 million to its postretirement healthcare plan trusts to partially pre-fund its postretirement healthcare benefits. The Company also contributed $6.7 million to its pension plan during the six months ended June 26, 2005. Based on the contributions made during the first quarter of 2005 and in previous years, the Company currently does not plan to make additional contributions to the Retirement Plans during the remainder of 2005.

Note 8 — Stock Compensation

The Company has a stock compensation plan which was approved by its shareholders in April 2004 (Plan) under which the Board of Directors may grant to employees, among other things, nonqualified stock options and shares of nonvested stock. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. The options expire 10 years from the date of grant. Shares of nonvested stock that have been issued under the Plan vest over periods ranging from 4 to 5 years with certain of the shares subject to accelerated vesting should the Company meet certain performance conditions. Dividends are paid on shares of nonvested stock.

On January 1, 2005 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. For additional information related to the Company’s adoption of SFAS No. 123 (revised 2004), refer to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2005. Total stock compensation expense recognized by the Company during the three- and six-month periods ended June 26, 2005 was $6.0 million and $13.0 million, respectively, or $3.7 million and $8.1 million, respectively, net of taxes. Stock compensation cost is recognized on a straight-line basis over the vesting period of the award and relates to (a) stock option awards granted prior to, but not yet vested as of, January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004) using a lattice-based option valuation model.

Prior to January 1, 2005, the Company accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no stock-option based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” the estimated fair value of the options, using the Black-Scholes options pricing model, was amortized to expense on a straight line basis over the options’ vesting period. The Company’s pro forma information for the three- and six-month periods ended June 27, 2004 were as follows (in thousands, except per share amounts):

	Three months ended June 27, 2004	Six months ended June 27, 2004

Net income, as reported	$247,241	$451,821
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all option awards, net of related tax effects	(3,494)	(6,944)

Pro forma net income	$243,747	$448,877

Earnings per share:
Basic as reported	$.84	$1.53

Basic pro forma	$.83	$1.50

Diluted as reported	$.83	$1.52

Diluted pro forma	$.82	$1.50

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

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, R. Jon Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from last year’s 317,000 units to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Two shareholder derivative lawsuits were filed on June 3, 2005 and July 22, 2005 in the United States District Court for the Eastern District of Wisconsin and in Milwaukee County Circuit Court, respectively, against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard Beattie, George Conrades, Judson Green, Donald James, Sara Levinson, George L. Miles, Jr., James Norling, James A. McCaslin, Donna Zarcone, R. Jon Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

The Company believes the allegations against all of the defendants in the lawsuits against the Company are without merit and it intends to vigorously defend against them. Since all of these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania, facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS).

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

In February 2002, the Company was advised by the U.S. Environmental Protection Agency (EPA) that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement. In July 2005, the York facility was designated as the first site in Pennsylvania to be addressed under the “One Cleanup Program.” The program provides a more streamlined and efficient oversight of voluntary remediation by both PADEP and EPA and will be carried out consistent with the Agreement with the Navy. As a result, the RCRA facility lead agreement has been superseded.

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $8.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets. The Company’s reserve for future Response Costs as of the second quarter of 2005 includes an increase of $2.0 million based on higher actual costs and revised estimates of remaining costs.

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

Note 10 – Reclassifications

Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows include the net impact of changes in wholesale finance receivables related to loans made by the Company’s Financial Services segment to its independent motorcycle dealers. Prior to December 2004, the Company’s policy was to classify all the cash flow effects of providing wholesale loans to its independent motorcycle dealers as an investing activity in its Statements of Cash Flows. The classification of these amounts was changed after considering concerns raised by the staff of the Securities and Exchange Commission and all prior period amounts have been reclassified to be consistent with the current presentation. This change in classification is discussed in more detail in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain other prior year amounts relating to cash and cash equivalents and marketable securities have also been reclassified to conform to the current year presentation.

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

Overview(1)

The Company’s net revenue for the second quarter of 2005 was $1.333 billion up from $1.328 billion in the same quarter last year. The Company shipped 77,128 Harley-Davidson units during the second quarter of 2005, a decrease of 4,906 units from the second quarter of 2004. Net income in the second quarter of 2005 was $237.4 million compared to $247.2 million in the same quarter last year. Diluted earnings per share for the second quarter were $.84 per share, up from $.83 per share during the second quarter of 2004, on weighted-average shares of 281.2 million and 296.4 million, respectively.

The Company’s second quarter shipments of Harley-Davidson motorcycles were lower than shipments in the same quarter last year, as a result of management’s previously announced decision to revise its 2005 full year shipment target. In April 2005, the Company lowered its 2005 annual Harley-Davidson motorcycle shipment target from 339,000 units to the current target of 329,000 units. This decision was made after retail sales of Harley-Davidson motorcycles in the United States during the first quarter of 2005 were down 0.9% from same period last year—falling short of management’s expectations. While remaining optimistic about retail sales growth for the remainder of 2005, management believed it was prudent to limit its short-term production growth, maintaining a level of demand that was in excess of supply. The production changes related to this reduction in motorcycle shipments were made in the second quarter of 2005. Despite the impact of reduced motorcycle shipments for the second quarter of 2005, the Company increased its consolidated quarterly revenue through a stronger motorcycle product mix and increases in revenue from Parts & Accessories and General Merchandise.

In addition, diluted earnings per share for the second quarter of 2005 were higher than the second quarter of 2004, benefiting from the Company’s repurchase of 20.6 million shares of its common stock during the first half of 2005.

(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this release are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The Company’s worldwide independent dealer network retailed approximately 114,000 Harley-Davidson motorcycles during the second quarter of 2005, a 5.9% increase over the second quarter of 2004. This resulted in a year-to-date increase of approximately 4.7% in worldwide retail sales of Harley-Davidson motorcycles. Retail sales data is compiled by the Company from sales and warranty registrations provided by the Company’s independent dealers.

Management believes that for the full year of 2005 the Company is on course to ship its target of 329,000 Harley-Davidson motorcycles, which would result in a shipment growth rate of 3.7% for 2005. The Company expects wholesale shipments of approximately 87,500 units in both the third and fourth quarters of 2005. Previously, the Company communicated its expectation that this wholesale shipment volume would drive earnings per share growth of 5% to 8% for the year. However, given the shares repurchased by the Company during the first half of 2005, the full year earnings per share growth is now anticipated to be in the range of 10% to 13%. The Company’s longer-term guidance remains at 7% to 9% annual growth in Harley-Davidson motorcycle unit shipments, supporting earnings per share growth in the mid-teens.

The Company’s ability to sell all of its motorcycles and related products and services depends on the ability of the Company’s independent dealer network to sell them to retail customers. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company.

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Results of Operations for the Three Months Ended June 26, 2005
Compared to the Three Months Ended June 27, 2004

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue by product line for the Motorcycles segment for the three months ended June 26, 2005 and June 27, 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	26,519	25,028	1,491	6.0%
Custom motorcycle units*	35,371	39,407	(4,036)	(10.	2)
Sportster motorcycle units	15,238	17,599	(2,361)	(13.4)

Harley-Davidson motorcycle units	77,128	82,034	(4,906)	(6.0)
Buell motorcycle units	3,067	2,718	349	12.8

Total motorcycle units	80,195	84,752	(4,557)	(5.4)%

Net Revenue
Harley-Davidson motorcycles	$1,006.1	$1,020.3	$(14.2)	(1.4)%
Buell motorcycles	25.9	23.1	2.8	12.2

Total motorcycles	1,032.0	1,043.4	(11.4)	(1.1)
Parts & Accessories	237.8	230.1	7.7	3.3
General Merchandise	63.4	53.1	10.3	19.5
Other	0.1	1.2	(1.1)	n.m.

Net revenue	$1,333.3	$1,327.8	$5.5	0.4%

*Custom motorcycle units, as used in this table, includes Softail, Dyna, VRSC and other custom models.

During the second quarter of 2005, Harley-Davidson motorcycle revenue was down 1.4% from the same quarter last year on 4,906 fewer unit shipments. As discussed in the “Overview,” the decrease in shipments was as a result of management’s decision to revise its 2005 Harley-Davidson wholesale shipment target. The impact of lower volume on Harley-Davidson motorcycle revenue for the quarter was partially offset by a stronger motorcycle product mix and favorable changes in foreign currency exchange rates.

During the second quarter of 2005, Harley-Davidson motorcycle revenue was positively impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of higher-priced touring motorcycles.

In addition, favorable changes in foreign currency exchange rates related primarily to European currencies resulted in approximately $8.1 million of higher revenue during the second quarter of 2005 when compared to the same quarter last year.

During the second quarter of 2005, net revenue from Parts and Accessories (P&A) was up 3.3% over the second quarter of 2004. On a long-term basis the Company expects the growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise revenue during the second quarter of 2005 was 19.5% higher than the same period last year, driven by strong sales in its seasonal products category. The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units.(1)

Gross Profit

Gross profit was $500.4 million for the Motorcycles segment in the second quarter of 2005, $3.0 million or 0.6% lower than gross profit in the same quarter last year. The 2005 second quarter decrease in gross profit was due primarily to lower gross profit from fewer Harley-Davidson motorcycle sales, partially offset by an increase in gross profit from P&A and General Merchandise sales.

Gross margin for the second quarter of 2005 was 37.5% compared to 37.9% in the second quarter of 2004. During the second quarter of 2005, gross margin was negatively impacted by lower motorcycle volumes and higher material costs, partially offset by a favorable motorcycle product mix. During the second quarter of 2005, the Company incurred raw material surcharges, relating primarily to metals, of approximately $9 million. Essentially, no raw material surcharges were incurred during the same period last year.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS), for the three months ended June 26, 2005 and June 27, 2004 (in millions):

	2005	2004	Increase (Decrease)	% Change
Interest income	$32.4	$24.0	$8.4	35.3%
Income from securitizations	34.0	32.5	1.5	4.6
Other income	18.9	24.5	(5.6)	(23.2)

Financial services income	85.3	81.0	4.3	5.2
Interest expense	9.1	4.9	4.2	85.2
Operating expenses	25.2	27.1	(1.9)	(7.2)

Financial services expense	34.3	32.0	2.3	7.0

Operating income from financial services	$51.0	$49.0	$2.0	4.1%

During the second quarter of 2005, operating income from Financial Services increased over the second quarter of 2004 driven by higher interest income, partially offset by higher interest expense and lower other income. Interest income benefited from increased retail and wholesale outstanding receivables and higher interest rates.  Interest expense in the second quarter of 2005 was higher on increased HDFS’ borrowing, in support of higher outstanding receivables, and higher borrowing costs.  The reduction in other income is primarily due to lower insurance revenue. Income from securitizations was up slightly as the increase in income on the investment in retained securitization interests was mostly offset by lower gains on current year securitization transactions.

During the second quarter of 2005, income on the investment in retained securitization interests was $20.0 million, an increase of $6.8 million over 2004, due primarily to larger securitization transactions and better than anticipated performance on prior years’ securitization transactions.

During the second quarter of 2005, HDFS sold $775 million in retail motorcycle loans through a securitization transaction resulting in a gain of $14.0 million. This compares with a gain of $19.3 million on $626 million of loans securitized in the second quarter of 2004. The 2005 gain as a percentage of loans sold of 1.8% falls within management’s prior expectation of 1.7% to 2.5%. The gain as a percentage of the amount of loans securitized was lower as compared to percentage gains in the second quarter of 2004 due to rising market interest rates, the competitive environment for motorcycle lending and the cost of an enhanced dealer participation program introduced in May 2004. In the current competitive market and interest rate environment, the Company expects future securitization gains in the range of 1.3% to 2.0%.

For the full year 2005, operating income from Financial Services is expected to be slightly lower than that achieved in 2004. For the longer term, the Company expects the Financial Services operating income growth rate to be slightly higher than the Company’s motorcycle unit growth rate.(1)

Changes in the allowance for finance credit losses during the three months ended June 26, 2005 and June 27, 2004 were as follows (in millions):

	2005	2004
Balance, beginning of period	$28.1	$31.3
Provision for finance credit losses	--	0.8
Charge-offs, net of recoveries	(1.3)	(0.8)

Balance, end of period	$26.8	$31.3

The periodic evaluation of the adequacy of the allowance for credit losses is generally based on past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.(1) Included in charge-offs, net of recoveries, are $0.6 million and $1.1 million of recoveries in the second quarters of 2005 and 2004, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended June 26, 2005 and June 27, 2004 (in millions):

	2005	2004	Increase	% Change
Motorcycles and Related Products	$181.1	$168.3	$12.8	7.6%
Corporate	7.0	5.1	1.9	39.3

Total operating expenses	$188.1	$173.4	$14.7	8.5%

The increase in operating expenses during the second quarter of 2005 was driven by higher costs related to marketing activities and stock compensation expense, partially offset by a decrease in expense related to the Company’s short-term incentive compensation plan. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company began expensing the cost of its employee stock option awards on January 1, 2005. As a result, operating expenses included $5.0 million of stock compensation expense during the second quarter of 2005. Total operating expenses, which includes selling, administrative and engineering expenses, were 14.1% and 13.1% of net revenue for the second quarters of 2005 and 2004, respectively.

Provision for income taxes

The Company’s effective income tax rate was 35.5% during the second quarters of 2005 and 2004. The Company expects that the income tax rate will be 35.5% for the remainder of 2005.(1)

Results of Operations for the Six months Ended June 26, 2005
Compared to the Six months Ended June 27, 2004

Overall

For the first six months of 2005, consolidated net revenue totaled $2.57 billion, a $75.2 million or 3.0% increase over the same period last year. Net income for the first half of 2005 was $464.6 million compared to $451.8 million in the first half of 2004, an increase of 2.8%. Diluted earnings per share for the first six months of 2005 were $1.62 on 287.5 million weighted average shares outstanding compared to $1.52 on 298.1 million weighted average shares outstanding during the same period last year, an increase in earnings per share of 6.6%.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue by product line for the Motorcycles segment for the six months ended June 26, 2005 and June 27, 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	51,590	46,435	5,155	11.1%
Custom motorcycle units*	69,657	76,271	(6,614)	(8.7)
Sportster motorcycle units	32,597	33,418	(821)	(2.5)

Harley-Davidson motorcycle units	153,844	156,124	(2,280)	(1.5)
Buell motorcycle units	5,536	5,321	215	4.0

Total motorcycle units	159,380	161,445	(2,065)	(1.3)%

Net Revenue
Harley-Davidson motorcycles	$1,985.1	$1,939.1	$46.0	2.4%
Buell motorcycles	46.0	45.2	0.8	1.7

Total motorcycles	2,031.1	1,984.3	46.8	2.4
Parts & Accessories	414.7	399.3	15.4	3.8
General Merchandise	122.9	107.5	15.4	14.3
Other	0.0	2.4	(2.4)	n.m.

Net revenue	$2,568.7	$2,493.5	$75.2	3.0%

*Custom motorcycle units, as used in this table, includes Softail, Dyna, VRSC and other custom models.

During the first half of 2005, Harley-Davidson motorcycle revenue was up 2.4% from the same period last year on 2,280 fewer unit shipments. Favorable changes in product mix and foreign currency exchange rates more than offset the negative impact of lower unit volumes experienced during the first half of 2005. During the first six months of 2005, product mix was favorable due to a greater proportion of shipments consisting of higher-priced touring motorcycles, when compared to the first half of 2004. In addition, favorable foreign currency exchange rates resulted in approximately $14.2 million of higher revenue during the first half of 2005, when compared to the same period last year.

Harley-Davidson Retail Motorcycle Sales

Worldwide retail sales of Harley-Davidson motorcycles grew 4.7% for the first six months of 2005, driven by strong performance in Europe and Japan which increased 22.5% and 10.5%, respectively. On an industry-wide basis through May 2005, the heavyweight (651+cc) segment was down 2.6% in Europe and down 2.0% in Japan, when compared to the same period last year.

In the United States, Harley-Davidson retail motorcycle sales were up 1.6% for the first six months of 2005 compared to the same period in 2004. The heavyweight (651+cc) motorcycle market in the United States finished up 2.7% through June 2005 as compared to the same period in 2004. The following table includes Harley-Davidson retail motorcycle unit sales through June 2005 and 2004 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)
Heavyweight (651+cc)

	2005	2004	% Change
United States	143.7	141.4	1.6%
Europe	18.4	15.0	22.5
Japan	5.4	4.8	10.5
Canada	8.0	7.3	9.4
All other markets	5.5	4.3	29.5

Total Harley-Davidson retail sales	181.0	172.8	4.7%

(a)	Data is compiled by the Company from sales and warranty registrations provided by the Company’s independent dealers. Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Industry Motorcycle Retail Registration
Heavyweight (651+cc)

	2005	2004	% Change
United States (through June) (a)	295.4	287.5	2.7%
Europe (through May) (b)	179.2	183.9	(2.6)
Japan (through May) (c)	17.9	18.3	(2.0)

(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
(c)	Japan data provided by Japan Automobile Importers Association.

Gross Profit

Gross profit was $964.7 million for the Motorcycles segment during the first half of 2005, an increase of $21.2 million or 2.2% over gross profit in the same period last year. The increase in gross profit during the first six months of 2005 was driven primarily by increases in gross profit from P&A and General Merchandise sales, partially offset by the negative impact on gross profit that resulted from lower Harley-Davidson motorcycle sales.

Gross margin for the first half of 2005 was 37.6% compared to 37.8% in the first half of 2004. During the first six months of 2005, the decrease in gross margin was driven by higher material costs relating to surcharges, primarily for metals, which totaled approximately $17 million. Essentially, no raw material surcharges were incurred during the same period last year. Gross margin was positively impacted during the first six months of 2005, by a favorable motorcycle product mix and foreign currency exchange rates, when compared to the same period last year.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment, for the six months ended months June 26, 2005 and June 27, 2004 (in millions):

	2005	2004	Increase (Decrease)	% Change
Interest income	$66.5	$50.5	$16.0	31.7%
Income from securitizations	71.0	68.2	2.8	4.2
Other income	36.7	42.9	(6.2)	(14.	6)

Financial services income	174.2	161.6	12.6	7.8
Interest expense	18.0	10.4	7.6	73.1
Operating expenses	51.6	51.9	(0.3)	(0.6)

Financial services expense	69.6	62.3	7.3	11.7

Operating income from financial services	$104.6	$99.3	$5.3	5.3%

During the first half of 2005, operating income from Financial Services increased over the same period last year driven by higher interest income, partially offset by higher interest expense and lower other income. Interest income benefited from increased retail and wholesale outstanding receivables and higher interest rates.  Interest expense was higher during the first half of 2005 on increased HDFS’ borrowing, in support of higher outstanding receivables, and higher borrowing costs.  The reduction in other income is primarily due to lower insurance revenue. Income from securitizations was up slightly as the increase in income on the investment in retained securitization interests was mostly offset by lower gains on current year securitization transactions.

During the first six months of 2005, income on the investment in retained securitization interests was $37.8 million, an increase of $14.2 million over 2004, due primarily to larger securitization transactions and better than anticipated performance on prior years’ securitization transactions.

During the first six months of 2005, HDFS sold $1.5 billion in retail motorcycle loans through securitization transactions resulting in a gain of $33.2 million. This compares with a gain of $44.5 million on $1.3 billion of loans securitized in the first six months of 2004. The 2005 gain as a percentage of loans sold is 2.2% as compared to 3.6% for the same period in 2004. The 2005 gain as a percentage of the amount of loans securitized was lower when compared with the same period in the prior year due to rising market interest rates, the competitive environment for motorcycle lending and the cost of an enhanced dealer participation program introduced in May 2004.

For the full year 2005, operating income from Financial Services is expected to be slightly lower than that achieved in 2004. For the longer term, the Company expects the Financial Services operating income growth rate to be slightly higher than the Company’s motorcycle unit growth rate.(1)

Changes in the allowance for finance credit losses during the six months ended June 26, 2005 and June 27, 2004 were as follows (in millions):

	2005	2004
Balance, beginning of period	$30.3	$31.3
Provision for finance credit losses	(0.5)	1.7
Charge-offs, net of recoveries	(3.0)	(1.7)

Balance, end of period	$26.8	$31.3

The periodic evaluation of the adequacy of the allowance for credit losses is generally based on past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.(1) Included in charge-offs, net of recoveries, are $0.6 million and $3.2 million of recoveries in first six months of 2005 and 2004, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the six months ended June 26, 2005 and June 27, 2004 (in millions):

	2005	2004	Increase	% Change
Motorcycles and Related Products	$346.5	$341.4	$5.1	1.5%
Corporate	14.3	9.5	4.8	50.0

Total operating expenses	$360.8	$350.9	$9.9	2.8%

The increase in operating expenses during the first half of 2005 was driven by higher costs related to marketing activities and stock compensation expense, partially offset by a decrease in expense related to the Company’s short-term incentive compensation plan. The Company began expensing the cost of its employee stock option awards on January 1, 2005, and as a result, operating expenses included $11.0 million of stock compensation expense during the first half of 2005. Operating expenses, which includes selling, administrative and engineering expenses, were 14.1% and 14.0% of net revenue for the first six months of 2005 and 2004, respectively.

Provision for income taxes

The Company’s effective income tax rate was 35.5% during both the first six months of 2005 and 2004, respectively.

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

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, R. Jon Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from last year’s 317,000 units to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Two shareholder derivative lawsuits were filed on June 3, 2005 and July 22, 2005 in the United States District Court for the Eastern District of Wisconsin and in Milwaukee County Circuit Court, respectively, against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard Beattie, George Conrades, Judson Green, Donald James, Sara Levinson, George L. Miles, Jr., James Norling, James A. McCaslin, Donna Zarcone, R. Jon Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

The Company believes the allegations against all of the defendants in the lawsuits against the Company are without merit and it intends to vigorously defend against them. Since all of these matters are in the preliminary stages the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $8.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets. The Company’s reserve for future Response Costs as of the second quarter of 2005 was increased by $2.0 million based on higher actual costs and revised estimates of remaining costs.

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

Liquidity and Capital Resources

Operating Activities

The Company’s main source of on-going liquidity is cash from operating activities. The Company generated $561.7 million of cash from operating activities during the first half of 2005 compared to $661.0 million in first half of 2004. The decrease in cash from operations was driven by a $102.3 million cash outflow during the first half of 2005 related to a voluntary cash contribution to pre-fund retiree healthcare benefits.

The Company’s operating cash flows include the net impact of changes in wholesale finance receivables related to loans made by the Company’s Financial Services segment to its independent motorcycle dealers. Prior to December 2004, the Company’s policy was to classify all the cash flow effects of providing wholesale loans to its independent motorcycle dealers as an investing activity in its Statements of Cash Flows. The classification of these amounts was changed after considering concerns raised by the staff of the Securities and Exchange Commission and all prior period amounts have been reclassified to be consistent with this presentation. This change in classification is discussed in more detail in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net changes in current assets and liabilities included in the statement of cash flows to adjust net income to net cash provided by operating activities was comprised of the following (in millions):

	Six months ended
	June 26, 2005	June 27, 2004
Accounts receivable, net	$(17.1)	$(18.2)
Inventories	1.1	(10.0)
Finance receivables accrued interest and other	5.3	1.8
Accounts payable/Accrued expenses	(42.5)	37.6
Other	(1.6)	(2.6)

	$(54.8)	$8.6

Increases in accounts receivable during the first half of 2005 were consistent with increases in the same period last year and relate primarily to increased sales volumes in the Company’s international markets. Inventory balances as of June 2005 were approximately even with December 2004 levels. During the first half of 2004, an increase in motorcycle units on hand resulted in a modest increase in Company inventory balances.

During the first half of 2005, certain volume-related accrued expenses decreased as a result of lower production. Comparatively, accounts payable/accrued expenses were higher on increases in volume during the first six months of last year. In addition, during the first half of 2005, accrued income taxes decreased as a result of higher estimated income tax payments when compared to the same period last year.

Investing Activities

Net cash provided by investing activities was $1.04 billion during the first half of 2005, compared to $94.5 million during the same period last year. The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities.

Capital expenditures were $75.4 million and $64.2 million during the first half of 2005 and 2004, respectively. The Company estimates that total capital expenditures in 2005 will be in the range of $225 million to $275 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2005 with internally generated funds.(1)

During the first six months of 2005 and 2004, HDFS acquired and originated $1.5 billion and $1.3 billion of finance receivables, respectively. Proceeds from securitization transactions and collections of finance receivables and retained securitization interests resulted in cash inflows of $1.7 billion and $1.4 billion during the first six months of 2005 and 2004, respectively.

Changes in marketable securities balances provided $920.5 million and $55.7 million during the first half of 2005 and 2004, respectively. Proceeds from the sale of marketable securities in 2005 were used primarily for the Company’s repurchase of common stock during the first half of 2005.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first six months of 2005 and 2004 was $1.6 billion and $705.6 million, respectively.

During the first six months of 2005, the Company repurchased 20.6 million shares of its common stock at a total cost of $1.01 billion. Shares totaling 20 million were repurchased under a general authorization from the Company’s Board of Directors. The remaining 600,000 shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options. On April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back another 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of the second quarter. (Refer to Part II, Item 2. Changes in Securities and Use of Proceeds, for additional detail regarding the Company’s share repurchase activity and authorizations).

During the first six months of 2004 the Company repurchased 9.1 million shares of its common stock at a total cost of $473.5 million.

The Company paid dividends of $.125 per share and $.16 per share during the first and second quarters of 2005, respectively, at a total cost of $80.5 million, compared to dividends of $.08 per share and $.10 per share totaling $53.0 million during the same periods last year.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of June 26, 2005 and June 27, 2004 (in millions):

	2005	2004
Commercial paper	$232.5	$199.9
Borrowings under credit facilities	152.9	147.4

	385.4	347.3
Medium-term notes	392.6	389.7
Senior subordinated debt	30.0	30.0

Total finance debt	$808.0	$767.0

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

Commercial Paper — Subject to limitations, HDFS may issue up to $1.1 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.1 billion as of June 26, 2005.

Medium-Term Notes — During November 2003, HDFS issued $400 million of 3.63% medium-term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At June 26, 2005, the Notes included a fair value adjustment that reduced the balance by $ 7.3 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt — HDFS has $30 million of 10 year senior subordinated notes due in 2007.

Intercompany Borrowing — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of both June 26, 2005 and June 27, 2004, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

In connection with its debt agreements, HDFS has various operating and financial covenants and was in compliance with all such covenants at June 26, 2005.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

Risk Factors

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead, (ii) successfully manage production capacity and production changes, (iii) avoid unexpected supply chain issues, (iv) provide products, services and experiences that are successful in the marketplace, (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace, (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors, (vii) continue to develop the capacity of its distributor and dealer network, (viii) avoid unexpected changes and prepare for known requirements in the regulatory environment for its products, (ix) successfully adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (x) adjust to worldwide economic and political conditions, (xi) successfully manage the credit quality and recovery rates of HDFS’s loan portfolio, (xii) retain and attract talented employees and (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, natural causes, terrorism or other factors. These risks, potential delays and uncertainties could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

The Company’s ability to sell all of its motorcycles and related products and services also depends on the ability of the Company’s independent dealer network to sell them to retail customers. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. In addition, the Company’s independent dealers and distributors may experience difficulties in selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions or other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Treasurer and Acting Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Treasurer and Acting Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, R. Jon Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from last year’s 317,000 units to a new 2005 target of 329,000 units compared to its original target of 339,000 units.

Two shareholder derivative lawsuits were filed on June 3, 2005 and July 22, 2005 in the United States District Court for the Eastern District of Wisconsin and in Milwaukee County Circuit Court, respectively, against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard Beattie, George Conrades, Judson Green, Donald James, Sara Levinson, George L. Miles, Jr., James Norling, James A. McCaslin, Donna Zarcone, R. Jon Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

The Company believes the allegations against all of the defendants in the lawsuits against the Company are without merit and it intends to vigorously defend against them. Since all of these matters are in the preliminary stages the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

Note 9 to the Condensed Consolidated Financial Statements includes a detailed discussion of the lawsuits related to the rear cam bearing on certain Harley-Davidson motorcycles. Since the Company’s Form 10-Q for the period ended March 27, 2005, there has been no change in the status of these legal proceedings.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $8.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Company’s Consolidated Balance Sheets. The Company’s reserve for future Response Costs as of the second quarter of 2005 was increased by $2.0 million based on additional data that is being generated as the RI/FS process moves forward.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 26, 2005.

2005 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
From March 28
to May 1	11,276,000	$46.82	11,276,000	30,000,729
From May 2
to May 29	6,424,100	$48.40	6,424,100	23,581,983
From May 30
to June 26	--	--	--	23,590,562

Total	17,700,100	$47.39	17,700,100

The Company repurchased 17.7 million shares during the second quarter of 2005, exhausting an authorization (adopted April 2004) from its Board of Directors to repurchase up to 20 million shares of its common stock with no dollar limit or expiration date.

On April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back another 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of the second quarter.

The Company also has a continuing authorization (originally adopted in January 1998) from its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

Item 4. Submission of Items to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on April 30, 2005

(b)	At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2008 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
George H. Conrades	228,918,085	19,926,783
Sara L. Levinson	244,088,743	4,756,125
George L. Miles, Jr	243,154,338	5,690,529

The directors whose terms of office as directors continued after the meeting were Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, Judson C. Green, Donald A. James, James A. Norling and James L. Ziemer.

(c)	Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated.

	Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non Votes
Approval of Amended Short Term Incentive Plan	179,658,142	6,975,763	2,068,131	60,142,832
Ratification of Ernst & Young LLP as the Company's independent auditors	243,119,440	3,914,755	1,810,673	0

Item 6. Exhibits

Refer to the Exhibit Index on page 33 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: August 3, 2005	/s/ James M. Brostowitz
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