Form 10-Q
period 2005-09-25
HARLEY DAVIDSON INC
filed 2005-11-03
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 25, 2005

or

(_)	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 28, 2005: 274,617,100 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended September 25, 2005

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
Part II.	Other Information
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	30
Item 6.	Exhibits	30
	Signatures	31
Exhibit Index		32

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Net revenue	$1,431,151	$1,300,684	$3,999,879	$3,794,193
Cost of goods sold	869,879	806,116	2,473,890	2,356,080

Gross profit	561,272	494,568	1,525,989	1,438,113
Financial services income	81,444	77,484	255,558	239,038
Financial services expense	33,869	27,410	103,403	89,644

Operating income from financial services	47,575	50,074	152,155	149,394
Operating expenses	197,985	191,328	558,781	542,215

Income from operations	410,862	355,314	1,119,363	1,045,292
Investment income and other, net	(79)	1,699	11,739	10,220

Income before provision for income taxes	410,783	353,013	1,131,102	1,055,512
Provision for income taxes	145,829	126,030	401,542	374,708

Net income	$264,954	$228,983	$729,560	$680,804

Earnings per common share:
Basic	$.97	$.78	$2.58	$2.30
Diluted	$.96	$.77	$2.57	$2.29
Weighted-average common shares outstanding:
Basic	274,415	294,031	282,519	295,362
Diluted	275,460	295,824	283,406	297,357
Cash dividends per share	$.16	$.10	$.445	$.28

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	Sep 25, 2005	Dec 31, 2004	Sep 26, 2004
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$437,007	$275,159	$484,578
Marketable securities	580,826	1,336,909	1,043,758
Accounts receivable, net	139,759	121,333	139,022
Finance receivables, net	1,161,289	1,207,124	998,114
Inventories	232,240	226,893	234,728
Other current assets	114,568	98,854	84,155

Total current assets	2,665,689	3,266,272	2,984,355
Finance receivables, net	784,785	905,176	581,296
Property, plant and equipment, net	981,848	1,024,665	978,292
Goodwill	56,909	59,456	57,267
Other assets	205,237	227,724	329,164

	$4,694,468	$5,483,293	$4,930,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,700	$244,202	$285,725
Accrued expenses and other liabilities	540,510	433,053	407,348
Current portion of finance debt	--	495,441	109,179

Total current liabilities	863,210	1,172,696	802,252
Finance debt	776,626	800,000	670,000
Other long-term liabilities	134,786	142,278	220,461
Post-retirement health care benefits	57,732	149,848	144,917
Contingencies (Note 9)
Total shareholders’ equity	2,862,114	3,218,471	3,092,744

	$4,694,468	$5,483,293	$4,930,374

See accompanying notes.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	Sep 25, 2005	Sep 26, 2004
Cash flows from operating activities:
Net income	$729,560	$680,804
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	159,773	160,765
Provision for long-term employee benefits	62,224	47,143
Gain on current year securitizations	(42,355)	(58,302)
Net change in wholesale finance receivables	17,529	23,811
Contributions to pension and postretirement plans	(109,000)	--
Tax benefit from the exercise of stock options	--	42,919
Other	18,438	25,788
Net changes in current assets and current liabilities	144,369	20,055

Total adjustments	250,978	262,179

Net cash provided by operating activities	980,538	942,983
Cash flows from investing activities:
Capital expenditures	(122,128)	(109,874)
Finance receivables acquired or originated	(2,265,198)	(1,945,197)
Finance receivables collected	230,557	196,646
Proceeds from securitizations	2,128,608	1,847,895
Collection of retained securitization interests	84,766	97,494
Purchase of marketable securities	(707,345)	(541,551)
Sales and redemptions of marketable securities	1,462,613	487,957
Other, net	(10,586)	(8,868)

Net cash provided by investing activities	801,287	24,502
Cash flows from financing activities:
Net decrease in finance debt	(510,720)	(214,290)
Dividends	(124,330)	(82,411)
Purchase of common stock for treasury	(1,014,645)	(564,132)
Excess tax benefits from share based payments	5,319	--
Issuance of common stock under employee stock plans	24,399	48,597

Net cash used in financing activities	(1,619,977)	(812,236)
Net increase in cash and cash equivalents	161,848	155,249
Cash and cash equivalents:
At beginning of period	275,159	329,329

At end of period	$437,007	$484,578

See accompanying notes.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of September 25, 2005 and September 26, 2004, the condensed consolidated statements of income for the three- and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	Sep 25, 2005	Dec 31, 2004	Sep 26, 2004
Components at the lower of cost, first-in,
first-out (FIFO), or market:
Raw material and work-in-process	$76,989	$78,750	$79,476
Motorcycle finished goods	77,736	75,839	83,217
Parts and accessories/general merchandise	100,044	93,933	90,077

	254,769	248,522	252,770
Excess of FIFO over LIFO	22,529	21,629	18,042

	$232,240	$226,893	$234,728

Net changes in current assets and liabilities included in the statement of cash flows to adjust net income to net cash provided by operating activities was comprised of the following (in thousands):

	Nine months ended
	Sep 25, 2005	Sep 26, 2004
Accounts receivable, net	$(18,426)	$(26,616)
Finance receivables accrued interest and other	(6,734)	(10,017)
Inventories	(5,347)	(27,001)
Accounts payable/Accrued expenses	187,161	90,007
Other	(12,285)	(6,318)

	$144,369	$20,055

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

	Three months ended		Nine months ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Balance, beginning of period	$42,070	$36,917	$39,998	$30,475
Warranties issued during the period	12,853	10,707	31,318	31,170
Settlements made during the period	(10,713)	(9,030)	(24,566)	(24,980)
Changes to the liability for pre-existing warranties
during the period	--	--	(2,540)	1,929

Balance, end of period	$44,210	$38,594	$44,210	$38,594

Note 4 — Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Motorcycles net revenue	$1,431,151	$1,300,684	$3,999,879	$3,794,193
Gross profit	561,272	494,568	1,525,989	1,438,113
Operating expenses	194,270	187,980	540,780	529,344

Operating income from Motorcycles	367,002	306,588	985,209	908,769
Financial Services income	81,444	77,484	255,558	239,038
Financial Services expense	33,869	27,410	103,403	89,644

Operating income from Financial Services	47,575	50,074	152,155	149,394
Corporate expenses	3,715	3,348	18,001	12,871

Income from operations	$410,862	$353,314	$1,119,363	$1,045,292

Note 5 — Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Numerator
Net income used in computing
basic and diluted earnings per share	$264,954	$228,983	$729,560	$680,804

Denominator
Denominator for basic earnings per share -
weighted-average common shares	274,415	294,031	282,519	295,362
Effect of dilutive securities - employee stock
options and nonvested stock	1,045	1,793	887	1,995

Denominator for diluted earnings per share-
adjusted weighted-average shares	275,460	295,824	283,406	297,357

Basic earnings per share	$.97	$.78	$2.58	$2.30
Diluted earnings per share	$.96	$.77	$2.57	$2.29

Note 6 — Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Net income	$264,954	$228,983	$729,560	$680,804
Foreign currency translation adjustments	(2,753)	(263)	(14,760)	(2,925)
Changes in net unrealized
gains and losses, net of tax:
Investment in retained securitization interests	(850)	(178)	(6,461)	1,117
Derivative financial instruments	1,938	(1,109)	24,279	13,020
Marketable securities	(400)	545	(504)	(1,939)

Comprehensive income	$262,889	$227,978	$732,114	$690,077

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

	Three months ended		Nine months ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Pension & SERPA Benefits
Service cost	$10,093	$9,216	$30,279	$27,648
Interest cost	12,486	11,463	37,458	34,389
Expected return on plan assets	(15,641)	(14,798)	(46,923)	(44,394)
Amortization of unrecognized prior service cost	1,759	1,770	5,277	5,310
Amortization of unrecognized net loss	3,265	2,536	9,795	7,608

Net periodic benefit cost	$11,962	$10,187	$35,886	$30,561

Postretirement Healthcare Benefits
Service cost	$2,634	$2,842	$7,902	$8,786
Interest cost	3,685	3,749	11,055	11,607
Expected return on plan assets	(1,108)	--	(3,324)	--
Amortization of unrecognized prior service cost	(329)	(256)	(987)	(764)
Amortization of unrecognized net loss	1,248	1,423	3,744	4,701

Net periodic benefit cost	$6,130	$7,758	$18,390	$24,330

During the nine months ended September 25, 2005, the Company contributed $102.3 million to its postretirement healthcare plan trusts to partially pre-fund its postretirement healthcare benefits and $6.7 million to its pension plans. The Company contributed an additional $150 million to the pension plans early in the fourth quarter of 2005.

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

On January 1, 2005 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. For additional information related to the Company’s adoption of SFAS No. 123 (revised 2004), refer to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2005. Total stock compensation expense recognized by the Company during the three- and nine-month periods ended September 25, 2005 was $5.1 million and $18.1 million, respectively, or $3.2 million and $11.2 million, respectively, net of taxes. Stock compensation cost is recognized on a straight-line basis over the vesting period of the award and relates to (a) stock option awards granted prior to, but not yet vested as of, January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004) using a lattice-based valuation model for stock option awards.

Prior to January 1, 2005, the Company accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no stock-option based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For purposes of pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” the estimated fair value of the options, using the Black-Scholes options pricing model, was amortized to expense on a straight line basis over the options’ vesting period. The Company’s pro forma information for the three- and nine-month periods ended September 26, 2004 was as follows (in thousands, except per share amounts):

	Three months ended Sep 26, 2004	Nine months ended Sep 26, 2004
Net income, as reported	$228,983	$680,804
Deduct: Stock-based employee compensation expense determined under fair value
method for all option awards, net of tax effects	(3,494)	(10,438)

Pro forma net income	$225,489	$670,366

Earnings per share:
Basic as reported	$.78	$2.30

Basic pro forma	$.77	$2.27

Diluted as reported	$.77	$2.29

Diluted pro forma	$.76	$2.26

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

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, Jon R. Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005 and October 25, 2005 and one shareholder derivative lawsuit was filed in Milwaukee County Circuit Court on July 22, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard Beattie, George Conrades, Judson Green, Donald James, Sara Levinson, George L. Miles, Jr., James Norling, James A. McCaslin, Donna Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Eastern District of Wisconsin against the Company, the Administrative Committee of Harley-Davidson, Inc., and the following Company employees, officers, and directors:  Harold A. Scott, James M. Brostowitz, James L. Ziemer, Gail A. Lione, Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., and James A. Norling.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company and Harley-Davidson Financial Services (HDFS). Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Motor Company manufactures five families of motorcycles: Touring, Dyna™, Softail®, VRSC™ and Sportster®. Buell Motorcycle Company produces sport motorcycles, including seven twin-cylinder XB models and the single-cylinder Buell® Blast®. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. Harley-Davidson Financial Services provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

Overview(1)

The Company’s net revenue for the third quarter of 2005 was $1.43 billion, up 10.0% over the same quarter last year, due primarily to an 8.7% increase in shipments of Harley-Davidson motorcycles over the third quarter of 2004. Net income and diluted earnings per share also grew during the third quarter of 2005, with increases over prior year of 15.7% and 24.7%, respectively. The increase in diluted earnings per share includes the benefit of fewer weighted average shares outstanding when compared to the same quarter last year. The Company’s outstanding shares have decreased as a result of common stock repurchases totaling 20.6 million shares through the nine months of 2005.

The Company’s independent dealer network also reported increases in motorcycle unit sales during the third quarter of 2005. In the United States, retail sales of Harley-Davidson® motorcycles grew 12.1% during the quarter, and in Europe and Japan, retail sales were up 11.5% and 13.1%, respectively. Through the first nine months of 2005, worldwide retail sales of Harley-Davidson motorcycles were up 6.9%. Retail sales data is compiled by the Company from sales and warranty registrations provided by the Company’s independent dealers.

The Company’s 2005 third quarter results keep it on track with its previously disclosed annual guidance for 2005. The Company’s shipment target for 2005 remains at 329,000 Harley-Davidson motorcycles, supporting a 2005 earnings per share growth rate in the range of 10% to 13%. Management is pleased with the positive response to the Company’s 2006 motorcycles and believes it has great new products and customer experiences planned for 2006. However, looking ahead, management is watching the economy carefully. Considering the uncertainty related to consumer confidence, increasing fuel prices and rising interest rates, the Company has set a shipment target range of 348,000 to 352,000 Harley-Davidson motorcycles for 2006. Consistent with this outlook, the Company has changed long-term guidance for Harley-Davidson motorcycle wholesale unit growth at 5% to 9% annually. The Company believes this will support a long-term earnings per share growth target in the range of 11% to 17%.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,”“anticipates,” “expects,” “plans,” or “estimates”or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this release, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations for the Three Months Ended September 25, 2005
Compared to the Three Months Ended September 26, 2004

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overall

For the third quarter ended September 25, 2005, net revenue totaled $1.43 billion, a $130.5 million or 10.0% increase over the same period last year. Net income for the third quarter of 2005 was $265.0 million compared to $229.0 million in the third quarter of 2004, an increase of 15.7%. Diluted earnings per share for the third quarter of 2005 were $.96 representing a 24.7% increase over 2004 third quarter earnings per share of $.77. Diluted earnings per share were positively impacted during the third quarter of 2005 by a decrease in the weighted-average shares outstanding, which were 275.5 million in the third quarter of 2005 compared to 295.8 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s repurchase of 20.6 million shares of common stock that occurred during the first nine months of 2005. The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended September 25, 2005 and September 26, 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	29,492	21,818	7,674	35.2%
Custom motorcycle units*	40,730	39,857	873	2.2
Sportster motorcycle units	17,363	18,903	(1,540)	(8.1)

Harley-Davidson motorcycle units	87,585	80,578	7,007	8.7

Buell motorcycle units	2,914	2,472	442	17.9

Total motorcycle units	90,499	83,050	7,449	9.0%

Net Revenue
Harley-Davidson motorcycles	$1,110.2	$996.6	$113.6	11.4%
Buell motorcycles	25.3	18.3	7.0	37.9

Total motorcycles	1,135.5	1,014.9	120.6	11.9
Parts & Accessories	231.2	224.4	6.8	3.0
General Merchandise	64.5	61.4	3.1	5.1

Net revenue	$1,431.2	$1,300.7	$130.5	10.0%

*Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

During the third quarter of 2005, Harley-Davidson motorcycle revenue was up 11.4% from the same quarter last year due primarily to an increase in Harley-Davidson motorcycle shipments of 7,007 units. Harley-Davidson motorcycle revenue also benefited during the third quarter of 2005 from favorable changes in product mix which related primarily to an increase in the percentage of shipments consisting of higher-priced touring motorcycles. Touring motorcycles made up 33.6% of shipments in the third quarter of 2005 compared to 27.1% in 2004. Touring motorcycles typically make up approximately 30% of Harley-Davidson motorcycle unit shipments, and management anticipates that the percentage of shipments consisting of touring motorcycles in the fourth quarter of 2005 will decrease slightly from third quarter 2005 levels. (1)

Harley-Davidson motorcycle revenue also received a modest benefit during the third quarter of 2005 from wholesale price increases on its 2006 model year motorcycles, which averaged approximately 1%.

During the third quarter of 2005, net revenue from Parts and Accessories (P&A) was up 3.0% over the third quarter of 2004. On a long-term basis, the Company expects the growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise revenue during the third quarter of 2005 was 5.1% higher than the same period last year. The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units.(1)

Gross Profit

Gross profit was $561.3 million for the Motorcycles segment in the third quarter of 2005, an increase of $66.7 million or 13.5% over the same quarter last year. Gross margin for the third quarter of 2005 was 39.2% compared to 38.0% in the third quarter of 2004. During the third quarter of 2005, the increase in gross margin was driven by a favorable motorcycle product mix and wholesale price increases on 2006 model year motorcycles. The Company experienced higher material costs of approximately $6.1 million during the third quarter of 2005 when compared to the same period last year.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the three months ended September 25, 2005 and September 26, 2004 (in millions):

	2005	2004	Increase (Decrease)	% Change
Interest income	$28.7	$23.4	$5.3	22.8%
Income from securitizations	29.3	29.7	(0.4)	(1.3)
Other income	23.4	24.4	(1.0)	(4.0)

Financial services income	81.4	77.5	3.9	5.1
Interest expense	8.1	5.5	2.6	45.9
Operating expenses	25.7	21.9	3.8	17.9

Financial services expense	33.8	27.4	6.4	23.6

Operating income from financial services	$47.6	$50.1	$(2.5)	(5.0)%

During the third quarter of 2005, operating income from Financial Services was lower than in the third quarter of 2004, as increased interest income was offset by a lower gain on the current quarter securitization and higher expenses.  Interest income during the third quarter of 2005 benefited from increased retail and wholesale outstanding receivables and higher wholesale interest rates when compared to the same quarter last year. Interest expense in the third quarter of 2005 was higher than in the same period last year due to increased HDFS’ borrowings, in support of higher average outstanding receivables, and higher borrowing costs. The increase in operating expenses during the third quarter of 2005 was the result of lower foreign exchange gains and a higher provision for finance credit losses, when compared to the same period last year.

Income from securitizations was down slightly as lower gains on current year securitization transactions were partially offset by the increase in income on the investment in retained securitization interests. During the third quarter of 2005, HDFS sold $650 million in retail motorcycle loans through a securitization transaction resulting in a gain of $9.2 million. This compares with a gain of $13.8 million on $625 million of loans securitized in the third quarter of 2004. The 2005 gain as a percentage of loans sold of 1.4% falls within management’s prior expectation of 1.3% to 2.0%. The gain as a percentage of the amount of loans securitized was lower as compared to percentage gains in the third quarter of 2004 due to rising market interest rates and the competitive environment for motorcycle lending. In the current competitive market and interest rate environment, the Company expects 2005 fourth quarter securitization gains in the range of 1.0% to 1.4%.(1)

During the third quarter of 2005, income on the investment in retained securitization interests was $20.1 million, an increase of $4.2 million over 2004, due primarily to larger securitization transactions and better than anticipated performance on prior years’ securitization transactions.

For the full year 2005, the Company expects operating income from Financial Services to be approximately equal to that achieved in 2004. For the longer term, the Company expects the Financial Services operating income growth rate to be slightly higher than the Company’s motorcycle unit growth rate.(1)

Changes in the allowance for finance credit losses during the three months ended September 25, 2005 and September 26, 2004 were as follows (in millions):

	2005	2004
Balance, beginning of period	$26.8	$31.3
Provision for finance credit losses	2.2	0.7
Charge-offs, net of recoveries	(2.4)	(0.7)

Balance, end of period	$26.6	$31.3

The periodic evaluation of the adequacy of the allowance for credit losses is generally based on past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.(1) Included in charge-offs, net of recoveries, are $0.9 million and $0.2 million of recoveries in the third quarters of 2005 and 2004, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended September 25, 2005 and September 26, 2004 (in millions):

	2005	2004	Increase (Decrease)	% Change
Motorcycles and Related Products	$194.3	$188.0	$6.3	3.3%
Corporate	3.7	3.3	0.4	11.0

Total operating expenses	$198.0	$191.3	$6.7	3.5%

The increase in operating expenses during the third quarter of 2005 was driven primarily by stock compensation expense. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company began expensing the cost of its employee stock option awards on January 1, 2005. As a result, the Company recorded $5.1 million of stock compensation expense during the third quarter of 2005 of which $4.0 million was included in operating expenses. Total operating expenses, which includes selling, administrative and engineering expenses, were 13.8% and 14.7% of net revenue for the third quarters of 2005 and 2004, respectively.

Provision for income taxes

The Company’s effective income tax rate was 35.5% during the third quarters of 2005 and 2004. The Company expects that the income tax rate will be 35.5% for the remainder of 2005.(1)

Results of Operations for the Nine Months Ended September 25, 2005
Compared to the Nine Months Ended September 26, 2004

Overall

Net revenue for the nine months ended September 25, 2005 totaled $4.00 billion, a $205.7 million or 5.4% increase over the same period last year. Net income for the first nine months of 2005 was $729.6 million compared to $680.8 million in the first nine months of 2004, an increase of 7.2%. Diluted earnings per share for the first nine months of 2005 were $2.57 on 283.4 million weighted-average shares outstanding, compared to $2.29 on 297.4 million weighted-average shares outstanding during the same period last year, an increase in earnings per share of 12.2%. The decrease in weighted-average shares outstanding was driven by the Company’s repurchase of 20.6 million shares that occurred during the first nine months of 2005. The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the nine months ended September 25, 2005 and September 26, 2004 (dollars in millions):

	2005	2004	Increase	% Change
Motorcycle Unit Shipments
Touring motorcycle units	81,103	68,253	12,850	18.8%
Custom motorcycle units*	110,376	116,128	(5,752)	(5.0)
Sportster motorcycle units	49,950	52,321	(2,371)	(4.5)

Harley-Davidson motorcycle units	241,429	236,702	4,727	2.0
Buell motorcycle units	8,450	7,793	657	8.4

Total motorcycle units	249,879	244,495	5,384	2.2%

Net Revenue
Harley-Davidson motorcycles	$3,095.2	$2,935.6	$159.6	5.4%
Buell motorcycles	71.2	63.5	7.7	12.2

Total motorcycles	3,166.4	2,999.1	167.3	5.6
Parts & Accessories	645.8	623.7	22.1	3.5
General Merchandise	187.4	168.8	18.6	11.0
Other	0.3	2.6	(2.3)	n.m.

Net revenue	$3,999.9	$3,794.2	$205.7	5.4%

*Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

During the first nine months of 2005, Harley-Davidson motorcycle revenue was up 5.4% from the same period last year on 4,727 or 2.0% more unit shipments. Favorable changes in product mix, foreign currency exchange rates and wholesale price increases helped revenue grow at a faster rate than units through nine months of 2005. During the first nine months of 2005, product mix was favorable due to a greater percentage of shipments consisting of higher-priced touring motorcycles, when compared to the same period last year. Favorable foreign currency exchange rates during the first three quarters of 2005 resulted in approximately $15.8 million of higher Harley-Davidson motorcycle revenue, when compared to the same period last year. An average wholesale price increase of approximately 1% on 2006 model year motorcycles also contributed to the higher revenue during the first nine months of 2005.

During the first nine months of 2005, net revenue from P&A increased 3.5% over the same period in 2004. General Merchandise revenue during the first nine months of 2005 was up 11.0% over the same period last year.

Harley-Davidson Retail Motorcycle Sales

Worldwide retail sales of Harley-Davidson motorcycles grew 6.9% for the first nine months of 2005 over the same period last year. Through September 30, 2005, retail sales of Harley-Davidson motorcycles were up 5.0% in the United States, 19.3% in Europe, and 11.4% in Japan, when compared to the same period last year. On an industry-wide basis the heavyweight (651+cc) segment was up 4.3% in the United States through September 30, 2005, while industry-wide sales in Europe and Japan were both down through August 31, 2005, when compared to the same period last year. The following table includes retail unit sales of Harley-Davidson motorcycles through September 30, 2005 and 2004 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)
Heavyweight (651+cc)

	2005	2004	% Change
United States	210.8	200.8	5.0%
Europe (b)	25.2	21.1	19.3
Japan	8.4	7.6	11.4
Canada	10.7	10.0	7.2
All other markets	8.2	6.8	19.7

Total Harley-Davidson retail sales	263.3	246.3	6.9%

(a)	Data source for all 2005 retail sales figures shown above is sales and warranty registrations provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. 2004 retail sales figures shown above conform to sales warranty and registration information as of September 30, 2004, and the U.S. figures vary from previously published Motorcycle Industry Council data.
(b)	Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Industry Motorcycle Retail Registration
Heavyweight (651+cc)

	2005	2004	% Change
United States (through September 30) (a)	437.1	419.3	4.3%
Europe (through August 31) (b)	282.0	285.8	(1.3)
Japan (through August 31) (c)	30.7	31.2	(1.5)

(a)	U.S. data provided by the Motorcycle Industry Council.
(b)	Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
(c)	Japan data provided by Japan Automobile Importers Association.

Gross Profit

Gross profit was $1.53 billion for the Motorcycles segment during the first nine months of 2005, an increase of $87.9 million or 6.1% over gross profit in the same period last year. Gross profit margin for the first nine months of 2005 was 38.2% compared to 37.9% during the same period last year. During the first nine months of 2005, the increase in gross margin was due primarily to the favorable motorcycle product mix shipped during the period. Gross margin also benefited during the first nine months of 2005 from 2006 model year wholesale price increases, favorable changes in foreign currency exchange rates and lower costs resulting from manufacturing efficiencies. However, the positive impact from pricing, currency and manufacturing efficiencies was offset by higher raw material costs which totaled $23.4 million for the first nine months of 2005.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the nine months ended September 25, 2005 and September 26, 2004 (in millions):

	2005	2004	Increase (Decrease)	% Change
Interest income	$95.2	$73.3	$21.9	29.8%
Income from securitizations	100.3	97.9	2.4	2.5
Other income	60.1	67.8	(7.7)	(11.4)

Financial services income	255.6	239.0	16.6	6.9
Interest expense	26.1	15.9	10.2	63.6
Operating expenses	77.3	73.7	3.6	4.9

Financial services expense	103.4	89.6	13.8	15.3

Operating income from financial services	$152.2	$149.4	$2.8	1.8%

During the first nine months of 2005, operating income from Financial Services increased slightly over the same period last year driven by higher interest income and higher income from securitizations, partially offset by lower other income and higher expenses. During the first nine months of 2005, interest income benefited from increased retail and wholesale outstanding receivables and higher wholesale interest rates when compared to the same period last year.  The reduction in other income during the first three quarters of 2005 was primarily due to lower revenue from insurance commissions than in the first nine months of 2004. Interest expense was higher during the first nine months of 2005 due to increased HDFS’ borrowings, in support of higher average outstanding receivables and higher borrowing costs when compared to the same period last year.

Income from securitizations was higher due to an increase in income on the investment in retained securitization interests that was partially offset by lower gains on current year securitization transactions. During the first nine months of 2005, income on the investment in retained securitization interests was $57.9 million, an increase of $18.3 million over 2004, due primarily to larger securitization transactions and better than anticipated performance on prior years’ securitization transactions.

During the first nine months of 2005, HDFS sold $2.2 billion in retail motorcycle loans through securitization transactions resulting in gains of $42.4 million. This compares with gains of $58.3 million on $1.9 billion of loans securitized in the first nine months of 2004. The 2005 gain as a percentage of loans sold is 2.0% as compared to 3.1% for the same period in 2004. The 2005 gain as a percentage of the amount of loans securitized was lower when compared with the same period in the prior year due to rising market interest rates, the competitive environment for motorcycle lending and the cost of an enhanced dealer participation program introduced in May 2004.

Changes in the allowance for finance credit losses during the nine months ended September 25, 2005 and September 26, 2004 were as follows (in millions):

	2005	2004
Balance, beginning of period	$30.3	$31.3
Provision for finance credit losses	1.7	2.4
Charge-offs, net of recoveries	(5.4)	(2.4)

Balance, end of period	$26.6	$31.3

The periodic evaluation of the adequacy of the allowance for credit losses is generally based on past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.(1) Included in charge-offs, net of recoveries, are $1.5 million and $3.3 million of recoveries in the first nine months of 2005 and 2004, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the nine months ended September 25, 2005 and September 26, 2004 (in millions):

	2005	2004	Increase	% Change
Motorcycles and Related Products	$540.8	$529.3	$11.5	2.2%
Corporate	18.0	12.9	5.1	39.9

Total operating expenses	$558.8	$542.2	$16.6	3.1%

The increase in operating expenses during the first nine months of 2005 was driven primarily by higher costs related to marketing activities and stock compensation expense, partially offset by a decrease in expense related to the Company’s short-term incentive compensation plan. The Company began expensing the cost of its employee stock option awards on January 1, 2005, and as a result, recorded $18.1 million of stock compensation expense during the first nine months of 2005 of which $15.1 million was included in operating expenses. Operating expenses, which includes selling, administrative and engineering expenses, were 14.0% and 14.3% of net revenue for the first nine months of 2005 and 2004, respectively.

Provision for income taxes

The Company’s effective income tax rate was 35.5% during both the first nine months of 2005 and 2004.

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

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, Jon R. Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005 and October 25, 2005 and one shareholder derivative lawsuit was filed in Milwaukee County Circuit Court on July 22, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard Beattie, George Conrades, Judson Green, Donald James, Sara Levinson, George L. Miles, Jr., James Norling, James A. McCaslin, Donna Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Eastern District of Wisconsin against the Company, the Administrative Committee of Harley-Davidson, Inc., and the following Company employees, officers, and directors:  Harold A. Scott, James M. Brostowitz, James L. Ziemer, Gail A. Lione, Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., and James A. Norling.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future costs associated with environmental investigation and remediation activities at the York facility (Response Costs) will be approximately $7.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of September 25, 2005

The Company’s financial condition and cash-generating capability are fundamental strengths and provide substantial flexibility in meeting the operating, investing and financing needs of the Company. This flexibility allows the Company to pursue its growth strategies, while providing the potential to enhance shareholder value through repurchasing common stock and paying dividends. The Company also has a commercial paper program, credit facilities and debt instruments in place to support the on-going cash requirements of its Financial Services business.

Cash and Marketable Securities

Cash and marketable securities totaled $1.0 billion as of September 25, 2005 compared to $1.6 billion as of December 31, 2004. The decline is primarily attributable to common stock repurchases, higher dividend payments and benefit plan funding, all of which are discussed in more detail below. The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities with contractual maturities of approximately 3 years. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of on-going liquidity is cash flow from operations. The Company generated $980.5 million of cash from operating activities during the first nine months of 2005 compared to $943.0 million in same period last year. Cash flows from operations during the first nine months of 2005 includes the impact of a $102.3 million voluntary cash contribution to pre-fund retiree healthcare benefits and a $6.7 million contribution to the Company’s pension plans. In addition, the Company contributed an additional $150 million to the pension plans early in the fourth quarter of 2005.

The Company’s presentation of operating cash flows includes the net impact of changes in wholesale finance receivables related to loans made by the Company’s Financial Services segment to its independent motorcycle dealers. Prior to December 2004, the Company’s policy was to classify all the cash flow effects of providing wholesale loans to its independent motorcycle dealers as an investing activity in its Statements of Cash Flows. The classification of these amounts was changed after considering concerns raised by the staff of the Securities and Exchange Commission, and all prior period amounts have been reclassified to be consistent with this presentation. This change in classification is discussed in more detail in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Investing Activities

Net cash provided by investing activities was $801.3 million during the first nine months of 2005, compared to $24.5 million during the same period last year. The Company’s investing activities consist primarily of net changes in marketable securities, capital expenditures and net changes in finance receivables.

Changes in marketable securities balances provided $755.3 million during the first nine months of 2005. Proceeds from the sale of marketable securities in 2005 were used primarily for the Company’s repurchase of common stock during the first half of 2005.

Capital expenditures were $122.1 million and $110.0 million during the first nine months of 2005 and 2004, respectively. The Company estimates that total capital expenditures in 2005 will be in the range of $200 million to $250 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2005 with internally generated funds.(1)

During the first three quarters of 2005 and 2004, HDFS acquired or originated $2.3 billion and $1.9 billion of finance receivables, respectively. Proceeds from securitization transactions and collections of finance receivables and retained securitization interests resulted in cash inflows of $2.4 billion and $2.1 billion during the first nine months of 2005 and 2004, respectively.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first nine months of 2005 and 2004 was $1.62 billion and $812.2 million, respectively.

During the first nine months of 2005, the Company repurchased 20.6 million shares of its common stock at a total cost of $1.01 billion. The Company repurchased 20.0 million shares under a general authorization from the Company’s Board of Directors. The remaining 600,000 shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options. On April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back another 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of the third quarter of 2005. Please see Part II, Item 2. Changes in Securities and Use of Proceeds for additional detail regarding the Company’s share repurchase activity and authorizations. During the first nine months of 2004, the Company repurchased 10.6 million shares of its common stock at a total cost of $564.1 million.

The Company paid dividends of $.125 per share, $.16 per share and $.16 per share during the first, second and third quarters of 2005, respectively, at a total cost of $124.3 million, compared to dividends of $.08 per share, $.10 per share and $.10 per share, respectively, totaling $82.4 million during the same periods last year.

In addition to operating cash flow and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of September 25, 2005 and September 26, 2004 (in millions):

	2005	2004
Commercial paper	$203.8	$199.9
Borrowings under credit facilities	155.9	151.2

	359.7	351.1
Medium-term notes	386.9	398.1
Senior subordinated debt	30.0	30.0

Total finance debt	$776.6	$779.2

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

Commercial Paper — HDFS may issue up to $1.1 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.1 billion as of September 25, 2005.

Medium-Term Notes — During November 2003, HDFS issued $400 million of 3.63% medium-term notes (Notes) due in December 2008. The Notes provide for semi-annual interest payments and principal due at maturity. At September 25, 2005, the Notes included a fair value adjustment that reduced the balance by $13.1 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. During September 2005, the Company’s Board of Directors authorized HDFS to issue up to an additional $400 million of medium-term notes.

Senior Subordinated Debt — HDFS has $30 million of 10 year senior subordinated notes outstanding, due in 2007.

Intercompany Borrowing — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210 million from the Company at a market interest rate. As of September 25, 2005 and September 26, 2004, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

In connection with its debt agreements, HDFS has various operating and financial covenants and was in compliance with all such covenants at September 25, 2005.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

Risk Factors

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead, (ii) successfully manage production capacity and production changes, (iii) avoid unexpected supply chain issues, (iv) provide products, services and experiences that are successful in the marketplace, (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace, (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors, (vii) continue to develop the capacity of its distributor and dealer network, (viii) avoid unexpected changes and prepare for known requirements in the regulatory environment for its products, (ix) successfully adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (x) adjust to worldwide economic and political conditions, including changes in fuel prices and interest rates, (xi) successfully manage the credit quality and recovery rates of HDFS’s loan portfolio, (xii) retain and attract talented employees and (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, natural causes, terrorism or other factors. These risks, potential delays and uncertainties could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

The Company’s ability to sell all of its motorcycles and related products and services also depends on the ability of the Company’s independent dealer network to sell them to retail customers. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. In addition, the Company’s independent dealers and distributors may experience difficulties in selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions or other factors

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2004 annual report on Form 10-K.

Item 4. Controls and Procedures

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, Jon R. Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units compared to its original target of 339,000 units.

Two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005 and October 25, 2005 and one shareholder derivative lawsuit was filed in Milwaukee County Circuit Court on July 22, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard Beattie, George Conrades, Judson Green, Donald James, Sara Levinson, George L. Miles, Jr., James Norling, James A. McCaslin, Donna Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Eastern District of Wisconsin against the Company, the Administrative Committee of Harley-Davidson, Inc., and the following Company employees, officers, and directors:  Harold A. Scott, James M. Brostowitz, James L. Ziemer, Gail A. Lione, Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., and James A. Norling.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

Note 9 to the Condensed Consolidated Financial Statements includes a detailed discussion of the lawsuits related to the rear cam bearing on certain Harley-Davidson motorcycles. Since the Company’s Form 10-Q for the period ended June 26, 2005, there has been no change in the status of these legal proceedings.

Note 9 to the Condensed Consolidated Financial Statements includes a detailed discussion of an environmental matter related the clean up of soil and groundwater contamination at the Company’s York, Pennsylvania facility involving the Company, government agencies and other responsible parties. Since the Company’s Form 10-Q for the period ended June 26, 2005, there has been no change in the status of this matter.

Item 2. Changes in Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 25, 2005.

2005 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
June 27 to
July 31	-	-	-	23,590,562
August 1 to
August 28	-	-	-	23,634,135
August 29 to
September 25	-	-	-	23,686,851

Total	-	-	-

On April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of the third quarter of 2005.

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

Item 6. Exhibits

Refer to the Exhibit Index on page 31 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: November 3, 2005	/s/ James M. Brostowitz
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