Form 10-K
period 2005-12-31
HARLEY DAVIDSON INC
filed 2006-03-03
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9183

Harley-Davidson, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1382325
(State of organization)	(I.R.S. Employer Identification No.)

3700 West Juneau Avenue Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip code)

Registrants telephone number: (414) 342-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days. Yes  ☒   No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒.

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 24, 2005: $13,857,838,390

Number of shares of the registrant’s common stock outstanding at February 21, 2006: 272,533,373 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 29, 2006.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2005

Part I

Item 1.	Business
Item 1A.	Risk factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits and Financial Statements Schedules

Signatures

Part I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (March 3, 2006), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The Company operates in two segments: the Motorcycles & Related Products segment and the Financial Services segment. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company) and the group of companies doing business as Buell Motorcycle Company (BMC). The Motorcycles segment designs, manufactures and sells at wholesale primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories, clothing and collectibles. The Company, which is the only major American motorcycle manufacturer, has had the largest share of the United States heavyweight (651+cc) motorcycle market since 1986. During 2005, the Company’s market share, based on retail registrations of new Harley-Davidson motorcycles, was 48.9% in the United States (Data provided by the Motorcycle Industry Council).

The Financial Services (Financial Services) segment includes the group of companies doing business as Harley-Davidson Financial Services (HDFS). HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and their retail customers. HDFS conducts business in the United States, Canada and Europe.

See Note 12 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles. The primary business of the Motorcycles segment is to design, manufacture and sell premium motorcycles at wholesale for the heavyweight market. The Company is best known for its Harley-Davidson motorcycle products, but also offers a line of motorcycles and related products under the Buell brand name. The Company’s worldwide motorcycle sales generated 80.0% of the total net revenue in the Motorcycles segment during each of the years 2005, 2004 and 2003, respectively.

The Motor Company’s Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability and quality. The Motor Company manufactures five families of motorcycles: Sportster®, Dyna™, Softail®, Touring and VRSC™. The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration. The VRSC family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. The Motor Company’s Harley-Davidson engines range in size from 883cc’s to 1690cc’s.

The Motor Company’s 2006 model year line up includes 33 models of Harley-Davidson heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from $6,595 to $20,685. The Motor Company also offers limited-edition, factory-custom motorcycles through its Custom Vehicle Operation (CVO) program. Motorcycles sold through the CVO program are available in limited quantities and offer unique features, paint schemes and accessories. The Motor Company currently has three motorcycle model offerings available through the CVO program with domestic manufacturer’s suggested retail prices ranging from $26,495 to $31,995.

Research that the Company completed in 2005 shows the following: The average retail purchaser of a new Harley-Davidson motorcycle in the United States is in their mid-forties (two-thirds of these purchasers are between the ages of 35 and 54) and has a household income of approximately $83,000. These customers generally purchase a motorcycle for recreational purposes rather than to provide transportation. Over two-thirds of retail sales of new Harley-Davidson motorcycles in the United States are to buyers with at least one year of education beyond high school and 31% of the buyers have college degrees. Approximately 11% of retail sales of new Harley-Davidson motorcycles in the United States are to female buyers.

The Company’s Buell® motorcycle products emphasize innovative design, responsive handling and overall performance. Buell Motorcycle Company currently manufactures and sells eight models, including seven heavyweight models in its XB family, and the Blast®. The Buell XB motorcycles focus on superior handling and are powered by either a 984cc (XB9) or a 1203cc (XB12) air-cooled, twin-cylinder engine with a 45-degree “V” configuration. The Buell XB motorcycle models have domestic manufacturer’s suggested retail prices ranging from $8,695 to $11,495. The Buell Blast is smaller and less expensive than the Buell XB models and is powered by a 492cc single-cylinder engine. The Blast, which competes in the standard market segment, has a domestic manufacturer’s suggested retail price of $4,695.

Research that the Company completed in 2004 shows the following: The average retail purchaser of a new Buell XB motorcycle in the United States is 37 years old with a household income of approximately $78,500. Approximately 9% of retail sales of new Buell XB’s in the United States are to women. The average age of a retail purchaser of a new Buell Blast in the United States is 37 years old, with over one-half of them being women. Approximately 57% of new Buell Blast purchasers have never owned a motorcycle before and in excess of 97% of them had never owned a Buell motorcycle before.

The total motorcycle market, including the heavyweight portion of the market, is comprised of the following four segments:

•                  standard (emphasizes simplicity and cost)

•                  performance (emphasizes handling and acceleration)

•                  custom (emphasizes styling and individual owner customization)

•                  touring (emphasizes comfort and amenities for long-distance travel)

The touring segment of the market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles which are equipped with fairings, windshields, saddlebags and Tour Pak® luggage carriers. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail, VRSC and Sportster families of motorcycles. The Company serves the standard and performance segments of the market primarily with its Buell motorcycle line.

In the United States, suggested retail prices for the Company’s Harley-Davidson motorcycles generally range from being comparable to moderately higher than suggested retail prices for competing motorcycles available in the market. Although there are some differences in accessories between the Company’s top-of-the line touring motorcycles and those of its competitors, suggested retail prices for these motorcycles are generally comparable. The Company’s larger-displacement custom motorcycles (Dyna, Softail and VRSC) represent its highest unit volumes. The Company believes its larger-displacement custom products continue to command retail prices that are higher than retail prices of its competitors’ motorcycles because of the features, styling and higher resale value associated with Harley-Davidson custom products. The Company’s smaller-displacement custom motorcycles (the Sportster family) are generally price competitive with comparable motorcycles available in the market.

The Company’s 2005 surveys of retail purchasers in the United States indicate that 82% of the retail purchasers of its Sportster models either have previously owned competitive-brand motorcycles, are completely new to the sport of motorcycling or have not participated in the sport for at least five years. The Company believes that sales of its Sportster models will lead to future sales of its higher-priced models.

Since 1988, the Company’s research has consistently shown that purchasers of new Harley-Davidson motorcycles in the United States have a repurchase intent at or in excess of 90%. Research completed by the Company in 2005 shows that approximately 51% of all retail purchasers of new Harley-Davidson motorcycles in the United States had previously owned a Harley-Davidson motorcycle.

Parts & Accessories. The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 15.3%, 15.6% and 15.4% of net revenue in the Motorcycles segment in 2005, 2004 and 2003, respectively.

General Merchandise. Worldwide General Merchandise net revenue, which includes MotorClothesTM apparel and collectibles, comprised 4.6%, 4.5% and 4.6% of net revenue in the Motorcycles segment in 2005, 2004 and 2003, respectively.

Licensing. The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, jewelry, small leather goods, toys and numerous other products. The Company also licenses the use of its name in connection with a cafe located in Las Vegas, Nevada. Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets. Royalty revenues from licensing, included in Motorcycles segment net revenue, were approximately $43 million, $41 million and $38 million in 2005, 2004 and 2003, respectively.

Other Services. The Company also provides a variety of services to its independent dealers including service and business management training programs, customized dealer software packages, delivery of its motorcycles, a motorcycle rental and tour program and Riders Edge®, the Company’s rider training program.

Patents and Trademarks. The Company owns certain patents that relate to its motorcycles and related products and processes for their production. The Company diligently protects its intellectual property and its rights to innovative and proprietary technology. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies.

Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The Company believes the HARLEY-DAVIDSON trademark and the Company’s Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo. Additionally, the Company uses numerous other trademarks, trade names and logos, which are registered worldwide, where the Company conducts business. The following are among the Company’s trademarks: Harley-Davidson, H-D, Harley, the Bar & Shield Logo, MotorClothes, the MotorClothes Logo, Rider’s Edge, Harley Owners Group, H.O.G., the H.O.G. Logo, Softail, Sportster, V-Rod, Buell, the Pegasus Logo and BRAG. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. The BUELL trademark has been used since 1984. All of the Company’s trademarks are owned by H-D Michigan, Inc, a subsidiary of the Company.

Marketing. The Company’s products are marketed to retail customers primarily through dealer promotions, customer events and advertising through national television, print, radio and direct mailings. Many of the Company’s marketing efforts are accomplished through a cooperative program with its independent dealers. The Company also sponsors racing activities and special promotional events and participates in many major motorcycle consumer shows and rallies.

On an ongoing basis, the Company promotes its products and the related lifestyle through the Harley Owners Group®, or H.O.G.® H.O.G. has over one million members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization. The Company formed the Harley Owners Group in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling. The Company has also formed the Buell Riders Adventure Group, or BRAG®, which has approximately 11,000 members. These groups sponsor many motorcycle events, including world wide rallies and rides for Harley-Davidson and Buell motorcycle enthusiasts.

The Company website (www.harley-davidson.com) is also utilized to market its products and services. The Web site features an online catalog which allows customers to create and share product wish lists, utilize a dealer locator and place catalog orders. Internet orders are sold and fulfilled by the participating authorized Harley-Davidson dealer selected by the customer. Dealers also handle any after-sale services that customers may require.

International Sales. The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.04 billion, $917 million and $816 million, or approximately 19%, 18% and 18% of net revenue of the Motorcycles segment, during 2005, 2004 and 2003, respectively.

Distribution-United States. In the United States the Company sells its motorcycles and related products at wholesale to a network of approximately 667 independently-owned full-service Harley-Davidson dealerships. In addition, the Company sells at wholesale to the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military. The U.S. independent dealer network includes 318 combined Harley-Davidson and Buell dealerships. With respect to sales of new motorcycles, approximately 82% of the U.S. dealerships sell the Company’s motorcycles exclusively. All independent dealerships stock and sell the Company’s P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles. The Company’s independent dealers also sell a smaller portion of P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs). SRLs are satellites of the main dealership and are developed to meet the service needs of the Company’s riding customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles. There are approximately 90 SRLs, 65 AROs, and 10 SROs located in the United States.

Distribution-Europe. In the European region, the Company sells its motorcycles and related products at wholesale to independent dealers and distributors. The Company’s European management team is located in Oxford, England and is responsible for all of the Company’s sales, marketing and distribution activities in Europe, the Middle East and Africa and is further represented by the Company’s sales offices in the United Kingdom, France, Germany, Italy, the Netherlands, Spain and Switzerland. In the European region, there are seven independent distributors and 359 independent Harley-Davidson dealerships serving 32 country markets. This includes 292 combined Harley-Davidson and Buell dealerships. Buell is further represented by 7 dealerships that do not sell Harley-Davidson motorcycles. In addition, the Company’s dealer network includes 23 ARO’s across Europe.

Distribution-Asia/Pacific. In the Asia/Pacific region, the Company sells its motorcycles and related products at wholesale to independent dealers and distributors. In Japan, the Company’s sales, marketing, and distribution of product is managed from its subsidiary in Tokyo, which sells motorcycles and related products at wholesale to a network of 118 independent Harley-Davidson dealers. This includes 51 combined Harley-Davidson and Buell dealerships. Buell is further represented by 3 dealerships that do not sell Harley-Davidson motorcycles.

In Australia and New Zealand, the distribution of Harley-Davidson products is currently managed by independent distributors that purchase product at wholesale directly from the Company’s U.S. operation. In 2005, the Company’s subsidiary in Sydney, Australia began managing the Company’s sales, marketing, and distribution of Buell products in this market and is expected to begin managing the distribution of Harley-Davidson products in the later part of 2006. The Australia/New Zealand market is served at retail by a network of 51 independent Harley-Davidson dealerships, including 26 that sell both Harley-Davidson and Buell products.

The Company supplies product directly from its U.S. operations to the remaining Asia/Pacific dealers, which includes 10 Harley-Davidson dealers located in East and Southeast Asia.

Distribution-Latin America. In the Latin America region the Company sells its motorcycles and related products at wholesale to independent dealers. The Company supplies all products sold in the Latin America region directly to independent dealers from its U.S. operations, with the exception of certain motorcycles sold in Brazil which are assembled and distributed by the Company’s subsidiary in Manaus, Brazil. In Latin America, 12 countries are served by 31 independent dealers. Brazil is the Company’s largest market in Latin America and is served by 10 independent dealers. Mexico, the region’s second largest market has 11 independent dealers. In the remaining countries in the Latin America region there are 10 independent dealers.

Distribution-Canada. In Canada the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd. In Canada, there are approximately 75 independent Harley-Davidson dealerships and three AROs. In Canada, 43 of the 75 dealerships are combined Harley-Davidson and Buell dealerships.

Seasonality. In general, the Motor Company has not experienced seasonal fluctuations in its wholesale sales. The Company’s independent dealers typically build their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons. The availability of floor plan financing helps allow dealers to manage these seasonal increases in inventory. The Company also offers financing assistance to its dealers in the United States as a way to manage seasonal increases in inventory..

The Company believes its efforts to increase the availability of its motorcycles has resulted in an increase in seasonality at its independent dealers. Over the last several years the Company has been working to increase the availability of its motorcycles at dealers to improve the customer experience. The Company also believes that increased availability will lead to independent dealers providing wider selections of motorcycles at manufacturer’s suggested retail prices so that the Company will be better positioned to attract retail buyers that are new to the brand or new to the sport of motorcycling. The Company understands that improving the availability of its motorcycles to customers may result in the timing of retail purchases tracking more closely with the riding season, requiring the Company and its independent dealers to balance the economies of level production with a more seasonal retail sales pattern.

Retail Customer and Dealer Financing. The Company believes that HDFS, as well as other financial services companies, provide adequate financing to the Company’s independent distributors, dealers and their retail customers. HDFS provides financing to the Company’s independent distributors, dealers and to the retail customers of those dealers in the U.S. and Canada. HDFS also provides wholesale financing to many of the Company’s independent dealers in Europe. The Company’s customers in the Asia/Pacific and Latin America regions are not serviced by HDFS, but have access to financing though other established financial services companies.

Competition. The heavyweight (651+cc) motorcycle market is highly competitive. The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company. They also have larger worldwide revenue and are more diversified than the Company and compete in all four segments of the market. In addition to these larger, established competitors, the Company has competitors headquartered in the United States. These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products. These competitors currently have production and sales volumes that are lower than the Company’s and have considerably lower market share than the Company.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. The Company emphasizes quality, reliability and styling in its products and offers a two-year warranty for its motorcycles. The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies and H.O.G.® and its financing through HDFS as competitive advantages. In general, the Company believes that resale values for used Harley-Davidson motorcycles, measured by reflecting the used motorcycle price as a percentage of the manufacturer’s suggested retail price when new, are higher than resale values for used motorcycles of its competitors (source: 2005 Company data).

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market. According to the Motorcycle Industry Council, these segments accounted for 81%, 81% and 82% of total heavyweight retail unit registrations in the United States during 2005, 2004 and 2003, respectively. The larger-displacement custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company. During 2005, the heavyweight portion of the market represented approximately one-half of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 18 years, the Company has led the industry in the United States for retail unit registrations of new heavyweight motorcycles. The Company’s (Harley-Davidson motorcycles only) share of the heavyweight market was 48.9% and 49.5% in 2005 and 2004, respectively. This share is significantly greater than that of the Company’s largest competitor in the domestic market which had a 16.6% market share in 2005.

The following chart includes U.S. retail registration data for the Company and its major competitors for the years 2001 through 2005.

U.S. Heavyweight Motorcycle Registration Data (a)
(Engine Displacement of 651+cc)
(Units in thousands)

	Year Ended December 31
	2005	2004	2003	2002	2001

Total market new registrations	517.6	494.0	461.2	442.3	394.3

Harley-Davidson new registrations	252.9	244.5	228.4	209.3	177.4
Buell new registrations	3.6	3.6	3.5	2.9	2.6
Total Company new registrations	256.5	248.1	231.9	212.2	180.0

Percentage Market Share:
Harley-Davidson motorcycles	48.9%	49.5%	49.5%	47.5%	45.0%
Buell motorcycles	0.7	0.7	0.8	0.7	0.7
Total Company	49.6	50.2	50.3	48.2	45.7

Honda	16.6	18.7	18.4	19.8	20.5
Suzuki	12.4	10.2	9.8	9.6	10.8
Yamaha	8.9	8.7	8.5	8.9	7.9
Kawasaki	6.5	6.4	6.7	6.9	8.0
Other	6.0	5.8	6.3	6.6	7.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)          Motorcycle registration data provided by the Motorcycle Industry Council. The Company must rely on data compiled by independent agencies to obtain industry-wide retail registration data necessary for calculating market share. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The European heavyweight motorcycle market (as defined below) is roughly two-thirds of the size of the U.S. market; but unlike the domestic market, it is comprised of the unique tastes of many individual countries. In addition, the standard and performance segments represented over 75% of the European heavyweight (651+cc) motorcycle market in 2005. The Company continues to expand its product offerings to compete in these segments with motorcycles like the VRSC and the Buell XB. The Company’s traditional Harley-Davidson products compete primarily in the custom and touring segments. The following chart includes European retail registration data for the Company for the years 2003 through 2005.

European Heavyweight Motorcycle Registration Data (a)
(Engine Displacement of 651+cc)
(Units in thousands)

	2005		2004		2003
	Units	%Share	Units	%Share	Units	%Share

Total market new registrations	332.8		336.2		323.1

Harley-Davidson new registrations	29.7	8.9%	25.9	7.7%	26.3	8.1%
Buell new registrations	4.6	1.4	4.5	1.3	3.1	1.0
Total Company registrations	34.3	10.3%	30.4	9.0%	29.4	9.1%

(a)                Europe data, provided by Giral S.A., includes retail sales in Austria, Belgium, France, Germany, Italy, The Netherlands, Spain, Switzerland, United Kingdom, Denmark, Finland, Greece, Norway, Portugal and Sweden. The Company must rely on data compiled by independent agencies to obtain industry-wide retail registration data necessary for calculating market share. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The Company also competes internationally in several other markets around the world. The most significant of these markets, based on Company data, are Canada, Japan and Australia. In Canada the Company’s market share based on registrations was 32.7%, 30.7% and 28.7% during 2005, 2004 and 2003 respectively (Source: Moped and Motorcycle Industry of Canada). Market share information for the remaining international markets has not been presented because the Company does not believe that definitive and reliable registration data is available at this time.

Motorcycle Manufacturing. The Motor Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, reduce costs and increase flexibility to respond to changes in the marketplace. The Motor Company incorporates manufacturing techniques focused on continuous improvement. These techniques, which include employee involvement, just-in-time inventory and lean manufacturing principles, partnering agreements with the local unions, high performance work organizations and statistical process control, are designed to improve product quality, productivity and asset utilization in the production of Harley-Davidson motorcycles.

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

Raw Material and Purchased Components. The Company continues to establish and/or reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives and gains commitment from suppliers to advance Company interests efficiently and effectively. This strategy has resulted in improved product quality, technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions. The Company’s continuing initiative to improve supplier productivity and component cost has been instrumental in delivering improvement in cost and in offsetting raw material commodity price pressures. The Company anticipates that its focus on collaboration and strong supplier relationships will be beneficial to achieving cost improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars, and certain motorcycle components, including carburetors, batteries, tires, seats, electrical components and instruments. Given current economic conditions in certain raw material commodity markets, and pressure on certain suppliers due to difficulties in the automotive industry, the Company is closely monitoring supply, availability and pricing for both its suppliers and in-house operations. However, at this time, the Company does not anticipate any significant difficulties in obtaining raw materials or components.

Research and Development. The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment. The Company’s Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team. The Company incurred research and development expenses of $178.5 million, $170.7 million and $150.3 million during 2005, 2004 and 2003, respectively.

Regulation. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards. Company motorcycles sold in California are also subject to evaporative emissions standards that are unique to California. The Company’s motorcycle products have been certified to comply fully with all such applicable standards. CARB’s motorcycle emissions standards will become more stringent with model year 2008. The EPA has finalized new tail pipe emission standards for 2006 and 2010, respectively, which are harmonized with the California emissions standards. Harley-Davidson motorcycle products have been certified to the new EPA standards for 2006 and the Company believes it will comply with future requirements when they go into effect. Additionally, the European Union, Japan and certain emerging markets are considering making motorcycle emissions and noise standards more stringent, which in the European Union are already more stringent than those of the EPA. Consequently, the Company will continue to incur some level of research and development and production costs related to motorcycle emissions and noise for the foreseeable future. The Company does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings or competitive position.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 18 voluntary recalls at a total cost of $12.5 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees. As of December 31, 2005, the Motorcycles segment had approximately 9,000 employees. Unionized employees at the motorcycle manufacturing facilities in Wauwatosa and Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM). Unionized employees at the distribution and manufacturing facilities in Franklin and Tomahawk, Wisconsin are represented by the USW. Production workers at the motorcycle manufacturing facility in York, Pennsylvania, are represented principally by the IAM. The collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2007, the collective bargaining agreement with the Kansas City-USW and IAM will expire on August 1, 2007, and the collective bargaining agreement with the Wisconsin-USW and IAM will expire on March 31, 2008.

Internet Access. The Company’s Internet address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Harley-Davidson, Inc. Corporate Governance Policy, (b) Committee Charters approved by the Harley-Davidson, Inc. Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee, (c) the Company’s Financial Code of Ethics, (d) the Company’s Code of Business Conduct (the “Code of Conduct”) in seven languages including English, (e) the Conflict of Interest Process for Directors and Executive Officers of Harley-Davidson, Inc. (the “Conflict Process”), (f) a list of the Company’s Board of Directors and (g) the Company’s By-laws. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by posting such information on its website at www.harley-davidson.com and by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail loans (primarily for the purchase of motorcycles). Additionally HDFS is an agent for certain unaffiliated insurance carriers providing property/casualty insurance and also sells extended service contracts, gap coverage and debt protection products to motorcycle owners. HDFS conducts business in the United States, Canada and Europe.

Harley-Davidson and Buell. HDFS, operating under the trade name Harley-Davidson Credit, provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers. HDFS, operating under the trade name Harley-Davidson Insurance, is an agent for the sale of motorcycle insurance policies and also sells extended service warranty agreements, gap contracts and debt protection products.

Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories, real estate loans, computer loans and showroom remodeling loans. HDFS offers wholesale financial services to Harley-Davidson dealers in the U.S., Canada, and Europe and during 2005, approximately 97% of such dealers utilized those services. Prior to August 2002, HDFS offered wholesale financing to some of the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance. In August 2002, HDFS terminated this joint venture relationship and began directly serving the wholesale financing needs of some European dealers. The wholesale finance operations of HDFS are located in Plano, Texas and Oxford, England.

Retail financial services include installment lending for new and used Harley-Davidson and Buell motorcycles. HDFS’ retail financial services are available through most Harley-Davidson and Buell dealers in the United States and Canada. HDFS’ retail finance operations are located in Carson City, Nevada and Plano, Texas.

Motorcycle insurance, extended service contracts, gap coverage and debt protection products are available through most Harley-Davidson and Buell dealers in the United States and Canada. Motorcycle insurance is also marketed on a direct basis to motorcycle riders. HDFS insurance operations are located in Carson City, Nevada and Plano, Texas.

Other Manufacturers. HDFS’ retail aircraft financial service programs are similar to programs for Harley-Davidson and Buell consumers described above. HDFS’ aircraft business is a small portion of its total business and made up less than 4% of total managed loans as of the end of 2005.

Funding. HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, medium term notes, senior subordinated debt and the availability of advances and loans from the Company. In asset-backed securitizations, HDFS sells retail motorcycle loans and records a gain on the sale of those loans. HDFS also retains an interest in the excess cash flows from the receivable and recognizes income on this retained interest. After the sale HDFS performs billing and portfolio management services for these loans and receives a servicing fee for providing these services.

Competition. The ability to offer a package of wholesale and retail financial services is a significant competitive advantage for HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, strong dealer relations, industry experience, terms, and price.

During 2005, HDFS financed 45% of the new Harley-Davidson motorcycles retailed by independent dealers in the United States, as compared to 40% in 2004. Competitors for retail motorcycle finance business are primarily banks, credit unions, other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service warranty agreements, HDFS faces competition from certain regional and national industry participants.

HDFS faces limited national competition for wholesale motorcycle finance business. Competitors are primarily regional and local banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets.

Trademarks. HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D Michigan, Inc., including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.

Seasonality. In the northern United States and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations. From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealers inventories decline. From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turn over more slowly, substantially increasing wholesale financing volume.

Regulation. The operations of HDFS (both domestic and foreign) are subject, in certain instances, to supervision and regulation by state, federal, and various foreign governmental authorities. Many of the statutory and regulatory requirements imposed by such agencies are in place to provide consumer protection as it pertains to the selling of financial products and services. Therefore, operations may be subject to various laws and judicial and administrative decisions imposing requirements and restrictions, which among other things, (1) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions, (2) establish maximum interest rates, finance charges and other charges, (3) regulate customers’ insurance coverage, (4) require disclosure of credit and insurance terms to customers, (5) govern secured transactions, (6) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (7) prohibit discrimination in the extension of credit and administration of loans, (8) regulate the use and reporting of information related to a borrower, or (9) require certain periodic reporting.

Depending on the provisions of the applicable laws and regulations and the specific facts and circumstances involved, violations of these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or to obtain a refund of amounts previously paid, and in addition, could subject HDFS to damages and administrative sanctions, including “cease and desist” orders.

Such regulatory requirements and associated supervision could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions. The Company cannot assure that the applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates charged by HDFS will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect the business of HDFS or its results of operations.

A subsidiary of HDFS, Eaglemark Savings Bank (ESB), is a Nevada state thrift chartered under an Industry Loan Charter. As such, the activities of this subsidiary are governed by federal and State of Nevada banking laws and are subject to examination by federal and state examiners. During 2002, ESB began to originate retail motorcycle and aircraft loans and sell the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with common characteristics across the United States and uniformly manage all domestic retail customers.

Employees. As of December 31, 2005, the Financial Services segment had approximately 700 employees. No employees of HDFS are represented by labor unions.

Item 1A. Risk Factors

An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•             The Company has a number of competitors of varying sizes that are based both inside and outside the United States some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market.  Also, if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may have a competitive disadvantage.  Failure to adequately address and respond to these competitive pressures worldwide could have a material adverse effect on the Company’s business and results of operations.

•             The Company’s marketing strategy of associating its motorcycle products with a motorcycling lifestyle may not be successful with future customers.  The Company has been successful in marketing its products in large part by promoting the experience of motorcycling.  This lifestyle is now more typically associated with a retail customer base comprised of individuals who are, on average, in their mid-forties.  To sustain long-term growth, the Company must continue to be successful in promoting motorcycling to customers new to the sport of motorcycling including women, younger riders and more ethnically diverse riders.

•             The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to expanding its customer base.  Failure to protect the brand from infringers or to grow the value of the Harley-Davidson brand could have a material adverse effect on the Company’s business and results of operations.

•             The Company’s prospects for future growth are largely dependent upon its ability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to advance in terms of cutting edge styling and new technology and, at the same time, be subject to increasing regulations related to safety and emissions.  The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators.  In addition, these new products must comply with applicable regulations worldwide.  The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to the marketplace in a timely manner.  There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will favorably receive the Company’s new products.

•             The Company’s Motorcycles segment is dependent upon unionized labor.  Substantially all of the hourly employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements.  Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America that expire during 2007 and 2008.  These collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to the Company as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in work stoppages or other labor disruptions which could have a material adverse effect on customer relationships and the Company’s business and results of operations.

•             The Company’s operations are dependent upon attracting and retaining skilled employees. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of its organization.   The current and future total compensation arrangements, which include benefits and cash bonuses, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. If the Company does not succeed in attracting personnel or retaining and motivating existing personnel, the Company may be unable to develop and distribute products and services and grow effectively.

•             The Company incurs substantial costs with respect to pension benefits and providing healthcare for its employees. The Company’s estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions. They include the rate used to discount the future estimated liability, the rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Actual results may differ which may have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, rising healthcare and retirement benefit costs in the United States may put the Company under significant cost pressure as compared to our competitors.

•             The Company manufactures products that create exposure to product liability claims and litigation. To the extent plaintiffs are successful in showing that personal injury or property damage result from defects in the design or manufacture of the Company’s products, the Company could be subject to claims for damages that are not covered by insurance. The costs associated with defending product liability claims, including frivolous lawsuits, and payment of damages could be substantial. The Company’s reputation could also be adversely affected by such claims, whether or not successful.

•             The Company sells its products at wholesale and must rely on a network of independent dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. If the Company’s independent dealers and distributors are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues.

•             The Company and its independent dealers must balance the economies of level production with a more seasonal retail sales pattern. The Company generally records the sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors. In the past, the Company has not experienced seasonal fluctuations in its wholesale motorcycle sales, and as a result, the Company has been able to maintain production that is relatively level. Over the last several years, the Company has been working to increase the availability of its motorcycles at dealerships to help improve the customer experience.  The increased availability of motorcycles has resulted in the timing of retail purchases tracking more closely with regional motorcycle riding seasons.  This requires the Company’s independent dealers and distributors to manage seasonal increases in inventory.  As a result, the Company and its independent dealers and distributors must balance the economies of level production with the inventory costs associated with a more seasonal retail sales pattern. Failure to balance the two could have a material adverse effect on the Company’s business and results of operations.

•             The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles.  The Company cannot be certain that it will not experience supply problems such as unfavorable pricing or untimely delivery of raw materials and components.   In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part and a change in this established supply relationship may cause disruption in the Company’s production schedule.  In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as increased worldwide demand.   Further, Company suppliers who also serve the automotive industry may be experiencing financial difficulties due to a downturn in that industry.  These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•             The Company must maintain its reputation of being a good corporate citizen and treating customers, employees, suppliers and other stakeholders fairly.  The Company has a history of good corporate governance.  Prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”), the Company had in place many of the corporate governance procedures and processes now mandated by the Act and related rules and regulations, such as Board Committee Charters and a Corporate Governance Policy.  In 1992, the Company established a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing.    Failure to maintain this reputation could have a material adverse effect on the Company’s business and results of operations.

•             The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which could have a material adverse effect on the Company’s business and results of operations.

•             The Company is the defendant in several class action and similar lawsuits.  In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, putative nationwide class actions were filed against the Company relating to the cam bearing as discussed in Item 3. – Legal Proceedings.

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 against the Company and certain Company officers. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units compared to its original target of 339,000 units.

In addition, several shareholder derivative lawsuits have been filed against directors and officers of the Company.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act ("ERISA") was filed against the Company, the Administrative Committee of the Company and Company officers, directors and certain employees.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

The uncertainty associated with substantial unresolved lawsuits could harm the Company’s business, financial condition and reputation. The defense of the lawsuits could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits could cause a decline in the price of the Company’s common stock. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment could have a material adverse effect on the Company’s business and results of operations .

•             There is a Securities and Exchange Commission inquiry relating to the Company.  On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters generally relating to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints described above.  The Company is cooperating with the SEC.  An inquiry of this nature ultimately could require significant management attention and result in a formal investigation, other proceedings and penalties.  Any of these outcomes could damage the reputation of the Company and could have a material adverse effect on the Company’s business and results of operations.

•             The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals.  These laws and policies governing operations of foreign-based companies could result in increased costs or restrictions on the ability of the Company to sell its products in certain countries.  The Company’s international sales operations may also be adversely affected by United States laws affecting foreign trade and taxation.

The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, SEC, National Highway Traffic Safety Administration, Department of

Labor and Federal Trade Commission.  In addition, the Company is subject to policies and actions of the New York Stock Exchange (“NYSE”) and laws and actions of state legislatures and other local regulators.    Changes in regulations or the imposition of additional regulations could have a material adverse effect on the Company’s business and results of operations.

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions. The Company’s financial services operations originate the majority of its consumer loans through a subsidiary, Eaglemark Savings Bank, a Nevada thrift, which is regulated by the Federal Deposit Insurance Corporation.  Changes in regulations or the imposition of additional regulations could affect the earnings of the financial services operations and have a material adverse effect on the Company’s business and results of operations.  Any unauthorized release of consumer data could subject the Company to liability and adversely affect the Company’s reputation.

In addition, many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules.  As a result, the Company may be required to disclose certain information that could put the Company at a competitive disadvantage to its principal competitors.

•             The Company’s financial services operations are highly dependent on accessing capital markets to fund its operations at attractive interest rates.  The Company’s ability to access unsecured capital markets is influenced by its credit ratings.   The Company currently has very strong credit ratings; however, if its ratings were to be downgraded, its cost of borrowing could be adversely affected resulting in reduced earnings and interest margins.

•             The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables, receivables held for sale, and its investment in retained securitization interests. Credit risk is the risk of loss arising from a failure by a customer to meet the terms of any contract with the Company.  Credit losses are influenced by general business and economic conditions, as well as contract terms, customer credit profiles and the new and used motorcycle market.  Negative changes in general business, economic or market factors could adversely impact the Company’s credit losses and future earnings.  Credit exposure is significantly sensitive to any decline in new and used motorcycle prices.  In addition, the frequency of losses could be negatively influenced by adverse changes in macro-economic factors, such as unemployment rates and bankruptcy filings.

•             The Company is exposed to market risk from changes in foreign exchange rates and interest rates.  The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  Earnings from the Company’s financial services business are affected by changes in interest rates.  The Company uses derivative financial instruments to attempt to manage foreign currency exchange rates and interest rate risks.  There can be no assurance that in the future the Company will successfully manage these risks.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements.  The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2005.

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Warehouse	Milwaukee, WI	24,000	Lease expiring 2006
Airplane Hangar	Milwaukee, WI	14,600	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Manufacturing	Menomonee Falls, WI	479,000	Owned
Manufacturing	Tomahawk, WI	211,000	Owned
Manufacturing	York, PA	1,321,000	Owned
Materials Velocity Center	Manchester, PA	212,000	Owned
Manufacturing and Materials Velocity Center	Kansas City, MO	450,000	Owned
Manufacturing	East Troy, WI	40,000	Lease expiring 2008
Product Development and Office	East Troy, WI	54,000	Lease expiring 2008
Distribution Center	Franklin, WI	250,000	Owned
Office	Cleveland, OH	23,000	Lease expiring 2014
Motorcycle Testing	Talladega, AL	24,000	Leases expiring 2010
Motorcycle Testing	Mesa, AZ	29,000	Lease expiring 2014
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Ann Arbor, MI	3,000	Lease expiring 2009
Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2008
Office and Warehouse	Oxford, England	27,000	Lease expiring 2017
Office	Liederdorp, The Netherlands	9,000	Lease expiring 2010
Office	Paris, France	7,000	Lease expiring 2010
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2009
Office	Zurich, Switzerland	2,000	Lease expiring 2009
Office	Barcelona, Spain	2,000	Lease expiring 2010
Office	Tokyo, Japan	14,000	Lease expiring 2006
Warehouse	Yokohama, Japan	15,000	Lease expiring 2006
Office and Warehouse	Sydney, Australia	2,600	Lease expiring 2011
Office	Shanghai, China	300	Lease expiring 2006
Manufacturing and Office	Manaus, Brazil	35,000	Lease expiring 2007

The Company has seven facilities that perform manufacturing operations: Wauwatosa and Menomonee Falls, Wisconsin (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass/plastic parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and Softail® and touring model assembly); Kansas City, Missouri (motorcycle parts fabrication, painting and Dyna Glide, Sportster® and VRSC assembly); East Troy, Wisconsin (Buell® motorcycle assembly); Manaus, Brazil (assembly of select models for Brazilian market).

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

Shareholder lawsuits:

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

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

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

Cam bearing lawsuits:

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

On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment. Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court. The Company has filed a petition for review with the Wisconsin Supreme Court, asking it to reinstate the trial court’s decision. The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

Environmental matters:

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2005.

Executive Officers of the Registrant

The following sets forth, as of December 31, 2005, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc. Executive officers are defined by the Company as Corporate Officers of Harley-Davidson, Inc. plus all members of the Company’s Leadership and Strategy Council (LSC). The LSC, which is comprised of selected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers

Name	Age

Joanne M. Bischmann	44
Vice President, Marketing - Harley-Davidson Motor Company

James M. Brostowitz	53
Vice President and Treasurer and Acting Chief Financial Officer
Chief Accounting Officer

Karl M. Eberle	57
Vice President and General Manager, Kansas City Vehicle and Powertrain
- Harley-Davidson Motor Company

Jon R. Flickinger	48
Vice President – Harley-Davidson Motor Company and
President and Chief Operating Officer - Buell Motorcycle Company

Ronald M. Hutchinson	58
Vice President, Parts and Accessories - Harley-Davidson Motor Company

Gail A. Lione	56
Vice President, General Counsel and Secretary
Chief Compliance Officer

James A. McCaslin	57
President and Chief Operating Officer - Harley-Davidson Motor Company

W. Kenneth Sutton, Jr.	57
Vice President, Engineering - Harley-Davidson Motor Company

Donna F. Zarcone	48
President and Chief Operating Officer - Harley-Davidson Financial Services

James L. Ziemer	55
President and Chief Executive Officer and Director

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years: Joanne M. Bischmann, Karl M. Eberle and Kenneth Sutton. The following is additional biographical information for at least the last five years relating to these three executive officers:

Ms. Bischmann has served as the Vice President, Marketing of the Motor Company since 1996.

Mr. Eberle has served as the Vice President and General Manager of the Motor Company’s Kansas City Vehicle and Powertrain Operations since 1997.

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

PART II

Item 5. Market for Harley-Davidson, Inc. Common Stock and Related Shareholder Matters

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2005	Low	High
First quarter	$57.84	$62.49
Second quarter	45.14	59.40
Third quarter	47.50	54.25
Fourth quarter	44.40	55.93

2004	Low	High
First quarter	$45.20	$54.42
Second quarter	52.30	62.31
Third quarter	56.42	63.75
Fourth quarter	55.01	61.24

The Company paid the following dividends per share:

	2005	2004	2003
First quarter	$.125	$.080	$.035
Second quarter	$.160	.100	.040
Third quarter	$.160	.100	.040
Fourth quarter	$.180	.125	.080
Total year	$.625	$.405	$.195

As of February 21, 2006 there were 88,499 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2005.

2005 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
September 26 to October 30	8	$48	—	23,732,680

October 31 to November 27	758,700	$52	758,700	23,048,126

November 28 to December 31	—	—	—	23,119,085

Total	758,708	$52	758,700

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 758,700 shares under this authorization during the fourth quarter ended December 31, 2005.

In addition, on April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20 million shares of its common stock with no dollar limit or expiration date. No shares had been repurchased under this authorization as of December 31, 2005.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan (exhibit 10.20) permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2005, the Company acquired 8 shares of common stock that were presented to the Company by employees to satisfy withholding taxes in connection with the vesting of nonvested (restricted) stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

Item 6. Selected Financial Data

(In thousands except per share amounts)

	2005	2004	2003	2002	2001
Income statement data:

Net revenue	$5,342,214	$5,015,190	$4,624,274	$4,090,970	$3,406,786
Cost of goods sold	3,301,715	3,115,655	2,958,708	2,673,129	2,253,815
Gross profit	2,040,499	1,899,535	1,665,566	1,417,841	1,152,971

Financial services income	331,618	305,262	279,459	211,500	181,545
Financial services expense	139,998	116,662	111,586	107,273	120,272
Operating income from financial services	191,620	188,600	167,873	104,227	61,273
Selling, administrative and engineering expense	762,108	726,644	684,175	639,366	551,743
Income from operations	1,470,011	1,361,491	1,149,264	882,702	662,501
Investment income, net	22,797	23,101	23,088	16,541	17,478
Other, net	(5,049)	(5,106)	(6,317)	(13,416)	(6,524)
Income before provision for income taxes	1,487,759	1,379,486	1,166,035	885,827	673,455
Provision for income taxes	528,155	489,720	405,107	305,610	235,709
Net income	$959,604	$889,766	$760,928	$580,217	$437,746

Weighted-average common shares:
Basic	280,303	295,008	302,271	302,297	302,506
Diluted	281,035	296,852	304,470	305,158	306,248
Earnings per common share:
Basic	$3.42	$3.02	$2.52	$1.92	$1.45
Diluted	$3.41	$3.00	$2.50	$1.90	$1.43

Dividends paid per common share	$.625	$.405	$.195	$.135	$.115

Balance sheet data:
Working capital	$2,272,125	$2,510,490	$2,087,056	$1,354,486	$1,052,006
Finance receivables held for sale	299,373	456,516	347,112	306,901	114,649
Finance receivables held for investment, net	1,943,224	1,655,784	1,390,737	1,138,679	921,107
Total assets	5,255,209	5,483,293	4,923,088	3,861,217	3,118,495
Current finance debt	204,973	495,441	324,305	382,579	217,051
Long-term finance debt	1,000,000	800,000	670,000	380,000	380,000
Total finance debt	1,204,973	1,295,441	994,305	762,579	597,051
Shareholders’ equity	$3,083,605	$3,218,471	$2,957,692	$2,232,915	$1,756,283

Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Overview(1)

The Company’s net revenue for 2005 was $5.34 billion, up 6.5% over last year, on 329,017 wholesale shipments of Harley-Davidson motorcycles. Revenue growth during 2005 was due primarily to a 3.7% increase in shipments of Harley-Davidson motorcycles combined with a favorable change in the mix of motorcycles shipped when compared to 2004. Net income and diluted earnings per share also grew during 2005 with increases over prior year of 7.8% and 13.7%, respectively. The increase in diluted earnings per share includes the benefit of fewer weighted-average shares outstanding when compared to the prior year. The Company’s outstanding shares have decreased as a result of common stock repurchases totaling 21.4 million shares during 2005.

The Company’s independent dealer network also reported increases in retail motorcycle unit sales during 2005 with worldwide retail sales of Harley-Davidson® motorcycles increasing 6.2% over the prior year. Management believes the Company’s lineup of 2006 model year motorcycles, introduced in July 2005, helped drive worldwide retail sales growth during 2005. In the United States, 2005 retail sales of Harley-Davidson motorcycles grew 4.2% over 2004. Outside of the United States, retail sales of Harley-Davidson motorcycles grew 15.0% during 2005 when compared with 2004. During 2005, retail sales increased in all of the Company’s major international markets. The retail sales data reported above is compiled by the Company from sales and warranty registrations provided by the Company’s independent dealers.

Management believes the prospects for growth in retail sales of Harley-Davidson motorcycles remain strong and support a wholesale unit growth rate in the range of 5% to 9% annually and an annual EPS growth rate of 11% to 17%. The Harley-Davidson motorcycle shipment target for 2006 is in the range of 348,000 to 352,000 units, with planned wholesale shipments of 79,000 motorcycles during the first quarter of 2006.

Over the last several years the Company has been working to increase the availability of its motorcycles at dealers to improve the customer experience. The Company believes that increased availability will lead to independent dealers providing wider selections of motorcycles at manufacturer’s suggested retail prices and, as a result, the Company will be better positioned to attract retail buyers that are new to the brand or new to the sport of motorcycling. The Company understands that improving the availability of its motorcycles to customers may result in retail purchases that will track more closely with the riding season, requiring the Company and its independent dealers to balance the economies of level production with a more seasonal retail sales pattern.

(1)Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (March 3, 2006), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Results of Operations 2005 Compared to  2004

Overall

Net revenue for 2005 totaled $5.34 billion, a $327.0 million or 6.5% increase over the prior year. Net income for 2005 was $959.6 million compared to $889.8 million in 2004, an increase of 7.8%.  Diluted earnings per share for 2005 were $3.41 representing a 13.7% increase over 2004 earnings per share of $3.00. Diluted earnings per share were positively impacted during 2005 by a decrease in the weighted-average shares outstanding, which were 281.0 million in 2005 compared to 296.9 million in 2004.  The decrease in weighted-average shares outstanding was due primarily to the Company’s repurchase of 21.4 million shares of common stock that occurred during 2005.  The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

The Company paid dividends in 2005 of $.125 per share in March, $.16 per share in June and September and $.18 per share in December.  The aggregate annual dividend paid in 2005 was $.625 per share, representing a 54.3% increase over the aggregate annual dividend of $.405 per share in 2004.

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for 2005 and 2004 (dollars in millions):

	2005	2004	Increase (Decrease)	% Change

Motorcycle Unit Shipments
Touring motorcycle units	110,193	93,305	16,888	18.1%
Custom motorcycle units*	148,609	154,163	(5,554)	(3.6)
Sportster motorcycle units	70,215	69,821	394	0.5
Harley-Davidson motorcycle units	329,017	317,289	11,728	3.7

Buell motorcycle units	11,166	9,857	1,309	13.3
Total motorcycle units	340,183	327,146	13,037	4.0%

Net Revenue
Harley-Davidson motorcycles	$4,183.5	$3,928.2	$255.3	6.5%
Buell motorcycles	93.1	79.0	14.1	17.8
Total motorcycles	4,276.6	4,007.2	269.4	6.7

Parts & Accessories	815.7	781.6	34.1	4.4
General Merchandise	247.9	223.7	24.2	10.8
Other	2.0	2.7	(0.7)	(19.5)
Net revenue	$5,342.2	$5,015.2	$327.0	6.5%

*Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

During 2005, Harley-Davidson motorcycle revenue was up 6.5% over 2004 due primarily to an increase in Harley-Davidson motorcycle shipments of 11,728 units.  Harley-Davidson motorcycle revenue also benefited during 2005 from a favorable change in product mix which related primarily to an increase in the percentage of shipments consisting of higher-priced touring motorcycles.  Touring motorcycles made up 33.5% of shipments in 2005 compared to 29.4% in 2004.

Harley-Davidson motorcycle revenue was also impacted during 2005 by changes in average wholesale prices and fluctuations in foreign exchange rates.  Wholesale price increases on 2006 model year motorcycles averaged approximately 1% and resulted in approximately $17.0 million of higher revenue during 2005 when compared to 2004.  Changes in foreign currency exchange rates, related primarily to European currencies, resulted in approximately $7.0 million of higher revenue during 2005 when compared to 2004.

During 2005, net revenue from Parts and Accessories (P&A) was up 4.4% over 2004.  P&A revenue growth in 2005 was driven by the increase in Harley-Davidson motorcycle shipments.  On a long-term basis, the Company expects the growth rate for P&A revenue to be slightly higher than the growth rate for Harley-Davidson motorcycle units.(1)

General Merchandise revenue during 2005 was 10.8% higher than the prior year. The Company expects that the long-term growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units.(1)

Harley-Davidson Motorcycle Retail Sales

The Company’s wholesale motorcycle unit shipments are retailed through an independent worldwide dealer network.  Worldwide retail sales of Harley-Davidson motorcycles grew 6.2% during 2005 over the prior year.  Retail sales of Harley-Davidson motorcycles increased 4.2% in the United States and 15.0% internationally, when compared to 2004.  On an industry-wide basis the heavyweight (651+cc) portion of the market was up 4.8% in the United States and down 1.0% in Europe, when compared to 2004. The following table includes retail unit sales of Harley-Davidson motorcycles for 2005 and 2004 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)

Heavyweight (651+cc)

	2005	2004	% Change
United States	253.4	243.2	4.2%
Europe (b)	29.5	24.6	19.9
Japan	11.4	10.3	11.1
Canada	11.7	11.2	4.1
All other markets	11.2	9.3	19.4
Total Harley-Davidson retail sales	317.2	298.6	6.2%

(a)          Data source for all 2005 retail sales figures shown above is sales and warranty registrations provided by Harley-Davidson dealers and compiled by the Company.  The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.  2004 retail sales figures shown above conform to sales and warranty registration information as of December 31, 2004 and vary from previously published Motorcycle Industry Council, Giral S.A. and Japan Industry source data.

(b)         Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data (units in thousands):

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2005	2004	% Change
United States (a)	517.6	494.0	4.8%
Europe(b)	332.8	336.2	(1.0)

(a)          U.S. data provided by the Motorcycle Industry Council.

(b)         Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available to the Company at this time.

Gross Profit

Gross profit was $2.04 billion for the Motorcycles segment during 2005, an increase of $141.0 million or 7.4% over gross profit in 2004.  Gross profit margin for 2005 was 38.2% compared to 37.9% during 2004.  During 2005, the increase in gross margin was due in large part to the favorable motorcycle product mix shipped during the year. Gross margin also benefited during 2005 from 2006 model year wholesale price increases, lower costs which resulted from manufacturing efficiencies and a decrease in cost related to the Company’s short-term incentive compensation plan.  However, the positive impact of these changes was partially offset by an increase in raw material costs which were $34.0 million higher in 2005 than in 2004. The Company will continue to closely monitor raw material prices in 2006.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for 2005 and 2004 (in millions):

	2005	2004	Increase (Decrease)	% Change

Interest income	$129.9	$102.2	$27.7	27.1%
Income from securitizations	123.1	115.1	8.0	7.0
Other income	78.6	88.0	(9.4)	(10.6)
Financial services income	331.6	305.3	26.3	8.6

Interest expense	36.2	22.7	13.5	59.1
Operating expenses	103.8	94.0	9.8	10.5
Financial services expense	140.0	116.7	23.3	20.0
Operating income from financial services	$191.6	$188.6	$3.0	1.6%

Operating income from financial services in 2005 increased slightly over 2004 driven by higher interest and securitization income, partially offset by lower other income and higher interest and operating expenses.  During 2005, interest income benefited from increased retail and wholesale average outstanding receivables and higher wholesale lending rates as compared to 2004.  The reduction in other income was primarily due to lower revenues from insurance commissions and related products.  Interest expense was higher in 2005 due to increased borrowings, in support of higher average outstanding receivables, and higher borrowing costs as compared to 2004.

Income from securitizations in 2005 was higher due to an increase in income on the investment in retained securitization interests, partially offset by lower gains on 2005 securitization transactions.  During 2005, income on the investment in retained securitization interests was $76.6 million, an increase of $19.8 million over 2004, due primarily to higher income on prior years’ securitization transactions.

During 2005, HDFS sold $2.48 billion in retail motorcycle loans through securitization transactions resulting in gains of $46.6 million.  This compares with gains of $58.3 million on $1.88 billion of loans securitized during 2004.  The 2005 gain as a percentage of loans sold was 1.9% as compared to 3.1% for 2004.  The 2005 gain as a percentage of the amount of loans securitized was lower than the prior year due to rising market interest rates, the competitive environment for motorcycle lending and the full year cost of an enhanced dealer participation program introduced in May 2004.  Under HDFS’ dealer participation program, HDFS pays Harley-Davidson dealers for originating retail motorcycle loans.  HDFS expects that the gain on the first quarter 2006 securitization transaction, as a percentage of loans sold, will be in the range of 1.0% to 1.4%.(1)

Over the long term, the Company expects that the Financial Services operating income growth rate will be slightly higher than the Company’s wholesale unit shipment growth rate.(1)

Changes in the allowance for credit losses during 2005 and 2004 were as follows (in millions):

	2005	2004

Balance, beginning of period	$30.3	$31.3
Provision for credit losses	3.3	3.1
Charge-offs, net of recoveries	(7.4)	(4.1)
Balance, end of period	$26.2	$30.3

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Included in charge-offs, net of recoveries are $1.8 million and $3.7 million of recoveries in 2005 and 2004, respectively, received by HDFS from HDMC. These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for 2005 and 2004 (in millions):

	2005	2004	Increase	% Change

Motorcycles	$740.6	$710.0	$30.6	4.3%
Corporate	21.5	16.6	4.9	29.1
Total operating expenses	$762.1	$726.6	$35.5	4.9%

The increase in operating expenses during 2005 was driven primarily by higher costs related to marketing and advertising activities and stock compensation expense, partially offset by a decrease in expense related to the Company’s short-term incentive compensation plan.  As discussed in Note 1 to the Consolidated Financial Statements, the Company began expensing the cost of its employee stock option awards on January 1, 2005.  As a result, the Company recorded $23.0 million of stock compensation expense in 2005 of which $18.9 million was included in operating expenses.  Operating expenses, which includes selling, administrative and engineering expenses, were 14.3% and 14.5% of net revenue for 2005 and 2004, respectively.

Investment Income, net

Investment income, net in 2005 was $22.8 million, compared to $23.1 million in 2004.  Net investment income was lower in 2005 due to a decrease in the average balance of cash and marketable securities on hand; however, this impact was mostly offset by the effect of a higher average return in 2005 when compared to 2004.

Other, net

Other, net expense was $5.0 million and $5.1 million in 2005 and 2004, respectively.  Other net expense consists of charitable contributions.

Consolidated Income Taxes

The Company’s effective income tax rate was 35.5% during both 2005 and 2004.  The Company expects that the income tax rate will be 35.5% during 2006.(1)

Results of Operations 2004 Compared to  2003

Overall

Net revenue for 2004 totaled $5.02 billion, a $390.9 million or 8.5% increase over 2003. Net income for 2004 was $889.8 million compared to $760.9 million in 2003, an increase of 16.9%.  Diluted earnings per share for 2004 were $3.00 on 296.9 million weighted-average shares outstanding, compared to $2.50 on 304.5 million weighted-average shares outstanding in 2003, an increase in earnings per share of 20.0%.

The Company paid dividends in 2004 of $.08 per share in March, $.10 per share in June and September and $.125 per share in December.  The aggregate annual dividend paid in 2004 was $.405 per share, representing a 108% increase over the aggregate annual dividend of $.195 per share in 2003.

Motorcycle Unit Shipments and Net Revenue

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

During 2004, Harley-Davidson motorcycle revenue was impacted by changes in product mix related primarily to an increase in the percentage of shipments consisting of lower-priced Sportster motorcycles and a decrease in the percentage of shipments consisting of more expensive Custom motorcycles. Sportsters are an important part of the Company’s strategy to attract new customers to the Harley-Davidson family.  The Company introduced a completely redesigned family of Sportster models in September 2003, and demand for the redesigned models has continued to drive increases in Sportster shipments throughout 2004.  The percentage of shipments consisting of Sportster motorcycles was 22.0% in 2004, up from 19.6% in 2003.  As a result, the percentage of shipments consisting of Custom motorcycles was also impacted during 2004.

Harley-Davidson motorcycle revenue was also impacted by changes in average wholesale prices. Wholesale prices on the 2004 models reflected the elimination of 100th Anniversary special edition features and, as a result, were slightly lower than the wholesale prices for the 100th Anniversary models sold during 2003.  Wholesale prices on 2005 model year motorcycles were higher than model year 2004 prices; however, the positive revenue impact from the 2005 model year price increase only partially offset the impact of the lower 2004 model year pricing.

During 2004, net revenue from Parts and Accessories totaled $781.6 million, a 9.7% increase over 2003. P&A revenue growth in 2004 was driven by the increase in Harley-Davidson motorcycle shipments and also benefited from favorable changes in foreign currency exchange rates.  General Merchandise revenue during 2004 was $223.7 million, up 5.8% over 2003.

Harley-Davidson Motorcycle Retail Sales

The Company’s wholesale motorcycle unit shipments are retailed through an independent worldwide dealer network.  Worldwide retail sales of Harley-Davidson motorcycles grew 6.0% during 2004 over the prior year.  Retail sales of Harley-Davidson motorcycles increased 7.1% in the United States and 1.6% internationally, when compared to 2003.  On an industry-wide basis the heavyweight (651+cc) portion of the market was up 7.1% in the United States and 4.1% in Europe, when compared to 2003. The following table includes retail unit sales of Harley-Davidson motorcycles for 2004 and 2003 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)

Heavyweight (651+cc)

	2004	2003	% Change
United States	243.2	227.1	7.1%
Europe (b)	24.6	26.0	(5.3)
Japan	10.3	10.4	(0.9)
Canada	11.2	9.8	14.6
All other markets	9.3	8.3	11.0
Total Harley-Davidson retail sales	298.6	281.6	6.0%

(a)          The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Data source for all 2004 and 2003 retail sales figures shown above is sales and warranty registrations provided by Harley-Davidson dealers and compiled by the Company as of December 31, 2004 and 2003, respectively.  The retail sales figures shown above vary from previously published Motorcycle Industry Council, Giral S.A. and Japan Automobile Importers Association data.

(b)         Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data (units in thousands):

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2004	2003	% Change
United States (a)	494.0	461.2	7.1%
Europe (b)	336.2	323.1	4.1%

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

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment for 2004 and 2003 (in millions):

	2004	2003	Increase	% Change

Interest income	$102.2	$87.1	$15.1	17.4%
Income from securitizations	115.1	114.4	0.7	0.6
Other income	88.0	78.0	10.0	12.8
Financial services income	305.3	279.5	25.8	9.2

Interest expense	22.7	17.6	5.1	28.9
Operating expenses	94.0	94.0	0.0	—
Financial services expense	116.7	111.6	5.1	4.5
Operating income from financial services	$188.6	$167.9	$20.7	12.3%

The increase in operating income from financial services in 2004 was driven by continued strong marketplace acceptance of HDFS’ finance and insurance products.

During 2004, income from securitizations was up slightly over 2003 as the increase in income on investment in retained securitization interests was mostly offset by lower gains on current year securitization transactions.

During 2004, income on investment in retained securitization interests was $56.8 million, an increase of $24.6 million over 2003, due primarily to higher income on prior years’ securitization transactions.

During 2004, HDFS sold $1.88 billion of retail motorcycle loans through securitization transactions resulting in gains of $58.3 million.  During 2003, HDFS sold approximately $1.75 billion of retail motorcycle loans resulting in gains of $82.2 million.  The gain as a percentage of the amount of loans securitized was lower when compared with the prior year’s gain due to rising market interest rates during 2004 and the cost of an enhanced dealer participation program that was introduced in May 2004.

Changes in the allowance for credit losses during 2004 and 2003 were as follows (in millions):

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

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for 2004 and 2003 (in millions):

	2004	2003	Increase	% Change

Motorcycles	$710.0	$668.7	$41.3	6.2%
Corporate	16.6	15.5	1.1	7.3
Total operating expenses	$726.6	$684.2	$42.4	6.2%

The increase in operating expenses in 2004 was driven by overall growth in the Motorcycles business combined with the Company’s ongoing investment in specific initiatives designed to support its growth objectives. Operating expenses, which include selling, administrative and engineering expenses, were 14.5% and 14.8% of net revenue for 2004 and 2003, respectively.

Investment Income, net

Investment income, net in 2004 was $23.1 million, even with $23.1 million in 2003.  In connection with the Company’s capacity expansion efforts, $3.9 million of interest cost was capitalized during 2003; no amounts were capitalized during 2004.

Other, net

Other, net expense was $5.1 million and $6.3 million in 2004 and 2003, respectively.  Other, net expense consists primarily of charitable contributions in 2004 and 2003.

Consolidated Income Taxes

The Company’s effective income tax rate was 35.5% and 34.7.% during 2004 and 2003, respectively.  The Company’s effective income tax rate increased as pretax income grew faster than certain permanent tax differences.

Other Matters

Accounting Changes

As discussed in Note 1 to the Consolidated Financial Statements, the Company began expensing the cost of stock options on January 1, 2005, when it adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment.”  The Company’s total 2005 stock compensation expense, including stock option and nonvested stock awards, was $23.0 million, or $14.5 million net of taxes.

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

Finance Receivable Securitizations - The Company sells retail motorcycle loans through securitization transactions utilizing qualifying special purpose entities (QSPEs) as defined by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Upon sale of retail loans in a securitization transaction, HDFS receives cash and retains an interest in excess cash flows, servicing rights and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and periodically reviewed for impairment. Market value quotes are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates. The impact of changes to key assumptions is shown in Note 4 to the Consolidated Financial Statements.

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

Pensions and Other Postretirement Benefits - Retirement Plan (Pension, SERPA and Postretirement health care) obligations and costs are developed from actuarial valuations.  The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates.  The Company evaluates and updates all of its assumptions annually on September 30, the actuarial measurement date.  As of its most recent measurement date the Company lowered its discount rate assumption from 6.25% to 5.5%, and reset its assumption for healthcare cost trend rates.  These changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods, resulting in an increase in future service and interest costs.

Pensions and Other Postretirement Benefits (continued) - The discount rate and healthcare cost trend rate assumptions are impacted by short-term changes in external economic factors and as result they can be volatile. The Company’s 2006 Retirement Plan costs have already been determined in connection with the September 30, 2005 measurement process.  However, a change in either of these two assumptions could have an impact on the valuation of costs as of the Company’s next measurement date, September 30, 2006.  The following information is provided to illustrate the sensitivity of these obligations and costs to changes in these major assumptions (in thousands).

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate

2005 Net periodic benefit costs
Pension and SERPA	$47,845	$19,004	n/a
Postretirement healthcare	$24,521	$3,626	$1,606

2005 Benefit obligations
Pension and SERPA	$963,824	$166,366	n/a
Postretirement healthcare	$298,340	$38,820	$15,639

This information should not be viewed as predictive of future amounts.  The calculation of Retirement Plan obligations and costs is based on many factors in addition to those discussed here.  This information should be considered in combination with the information provided in Note 7 to the Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2005 is as follows (in thousands):

	2006	2007- 2008	2009- 2010	Thereafter	Total

Principal payments on finance debt	$204,973	$415,288	$584,712	$—	$1,204,973
Interest payments on finance debt	49,999	86,337	30,415	—	166,751
Operating lease payments	7,449	8,055	6,669	12,852	35,025
	$262,421	$509,680	$621,796	$12,852	$1,406,749

•                  As described in Note 4 to the Consolidated Financial Statements, as of December 31, 2005, long term finance debt issued by HDFS included outstanding commercial paper and advances under the Global Credit Facility totaling $385 million. The amount classified as long term is supported by the Global Credit Facility, due September 2009; accordingly, the Company has assumed that this amount will be repaid in 2009.

•                  Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2005. Interest for floating rate instruments, as calculated above, assumes December 31, 2005 rates remain constant.

•                  As of December 31, 2005, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

•                  The Company has long-term obligations related to its pension and postretirement plans at December 31, 2005. Due to the current funded status of the pension plans, the Company has no minimum funding requirements for 2006.  The Company’s expected future contributions to these plans are provided in Note 7 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As part of its securitization program, HDFS transfers retail motorcycle loans to a special purpose bankruptcy-remote wholly-owned subsidiary.  The subsidiary sells the retail loans to a securitization trust in exchange for the proceeds from asset-backed securities issued by the securitization trust.  The asset-backed securities, usually notes with various maturities and interest rates, are secured by future collections of the purchased retail installment loans.  Activities of the securitization trust are limited to acquiring retail loans, issuing asset-backed securities and making payments on securities to investors.  Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs as defined by SFAS No. 140.  In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the related loans purchased from HDFS.  The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors.  Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits.  These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests.  Investors also do not have recourse to assets of HDFS for failure of the obligors on the retail loans to pay when due.  Total investment in retained securitization interests at December 31, 2005 was $349.7 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  See Note 4 to the Consolidated Financial Statements for further discussion of HDFS’ securitization program.

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

Shareholder Lawsuits:

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

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints.  The Company is cooperating with the SEC.

Shareholder Lawsuits (continued):

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

Cam Bearing Lawsuits:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken.  On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action.  On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court.  This third action was dismissed by the court on July 26, 2004.  In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action.  On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  The Company has filed a petition for review with the Wisconsin Supreme Court, asking it to reinstate the trial court’s decision.  The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

Environmental Matters:

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million.  Based on the environmental studies performed the Company does not expect to incur any material expenditures under this indemnification.

Product Liability Matters:

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

Liquidity and Capital Resources as of December 31, 2005

The Company’s financial condition and cash-generating capability are fundamental strengths and provide substantial flexibility in meeting the operating, investing and financing needs of the Company. This flexibility allows the Company to pursue its growth strategies and to enhance shareholder value through repurchasing common stock and paying dividends.  The Company also has a commercial paper program, credit facilities and debt instruments in place to support the on going cash requirements of its Financial Services business.

Cash and Marketable Securities

Cash and marketable securities totaled $1.05 billion as of December 31, 2005 compared to $1.61 billion as of December 31, 2004. The decline is primarily attributable to common stock repurchases, higher dividend payments and benefit plan funding, all of which are discussed in more detail below.  The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities with contractual maturities of approximately 1 year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of on going liquidity is cash flow from operations.  The Company generated $960.5 million of cash from operating activities during 2005 compared to $832.2 million in 2004.  In 2005, cash flows from operating activities included the impact of Company payments totaling $296.9 million to fund pension and postretirement healthcare benefits.

The Company’s cash flow from operating activities includes cash flows related to finance receivables held for sale.  Prior to December 2005, the Company classified the cash flow effects of finance receivables held for sale as an investing activity in its Statements of Cash Flows.  All prior period amounts have been reclassified to conform to the current presentation.  The effect of the reclassification on prior year net cash provided by operating activities and net cash used in investing activities is summarized in Note 1 to the Consolidated Financial Statements.

During 2005 and 2004, HDFS originated $2.45 billion and $2.07 billion, respectively, of finance receivables that were classified as held for sale.  Collections on finance receivables held for sale and proceeds from the sale of finance receivables resulted in cash inflows of $2.6 billion and $1.9 billion during 2005 and 2004, respectively.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, finance receivables activity and net changes in marketable securities.  Net cash provided by investing activities was $177.1 million in 2005, compared to a use of $570.2 million during 2004.

Sales and redemptions of marketable securities net of purchases provided $431.1 million during 2005. Marketable securities balances were reduced during 2005 primarily for the purpose of funding a portion of the Company’s repurchase of common stock during the year.  During 2004, the Company increased its investment in marketable securities resulting in a reduction to cash of $349.0 million.

Capital expenditures were $198.4 million and $213.6 million during 2005 and 2004, respectively.  The Company estimates that total capital expenditures required in 2006 will be in the range of $250.0 to $275.0 million.(1)  The Company anticipates it will have the ability to fund all capital expenditures in 2006 with internally generated funds.(1)

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity.  Net cash used in financing activities during 2005 and 2004 was $1.27 billion and $316.1 million, respectively.

During 2005, the Company repurchased 21.4 million shares of its common stock at a total cost of $1.05 billion.  The Company repurchased 20.0 million shares under a general authorization received from the Company’s Board of Directors in 2004.  The remaining 1.4 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.  On April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  No repurchases had been made under this authorization as of the end of 2005. Please see Part II, Item 5. Market for Harley-Davidson, Inc. Common Stock and Related Shareholder Matters for additional detail regarding the Company’s share repurchase activity and authorizations. During 2004, the Company repurchased 10.6 million shares of its common stock at a total cost of $564.1 million.

The Company paid four dividends of $.125 per share, $.16 per share, $.16 per share and $.18 per share during 2005, at a total cost of $173.8 million, compared to dividends of $.08 per share, $.10 per share, $.10 per share and $.125 per share totaling $119.2 million during 2004.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under the revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of December 31 (in thousands):

	2005	2004
Commercial paper	$416,797	$702,147
Credit facilities	172,965	168,309
	589,762	870,456
Medium-term notes	585,211	394,985
Senior subordinated notes	30,000	30,000
	$1,204,973	$1,295,441

Credit Facilities - HDFS has a $1.10 billion revolving credit facility (Global Credit Facility) due September 2009. Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper - Subject to limitations, HDFS may issue commercial paper of up to $1.10 billion.  Maturities may range up to 365 days from the issuance date.   Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion as of December 31, 2005.

Medium-Term Notes - HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008, and during December 2005, issued $200.0 million of 5% medium-term notes due in December 2010 (collectively referred to as “Notes”).  The Notes provide for semi-annual interest payments and principal due at maturity. At December 31, 2005, the Notes included a fair value adjustment reducing the balance by $14.7 million due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt - HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in 2007.

Intercompany Borrowing - HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of December 31, 2005 and December 31, 2004, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

HDFS is subject to various operating and financial covenants related to the Global Credit Facility and the Notes and remains in compliance at December 31, 2005.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt. (1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead; (ii) successfully manage production capacity and production changes; (iii) avoid unexpected supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capacity of its distributor and dealer network; (viii) avoid unexpected changes and prepare for known requirements in legislative and regulatory environments for its products and operations; (ix) successfully adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) adjust to worldwide economic and political conditions, including changes in fuel prices and interest rates; (xi) successfully manage the credit quality and recovery rates of HDFS’s loan portfolio; (xii) retain and attract talented employees and (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

In addition, see “Risk Factors” under Item 1A. which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2005, these contracts represented a combined U.S. dollar equivalent of $150.0 million.  The Company estimates that a uniform 10% weakening in the value of the dollar relative to the currency underlying these contracts would result in a decrease in the fair value of the contracts of approximately $17.9 million as of December 31, 2005.

The Company’s exposure to the Japanese yen is substantially offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS’ earnings are affected by changes in interest rates.  HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions and debt.  As of December 31, 2005, HDFS had interest rate swaps outstanding with a notional value of $976.2 million.  HDFS estimates that a 10% increase in interest rates would result in a $4.8 million decrease in the fair value of the agreements.

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

Notes to consolidated financial statements

Supplementary data
Quarterly financial data (unaudited)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 8, 2006

James L. Ziemer	James M. Brostowitz
President and Chief Executive Officer	Vice President, Treasurer and
Acting Chief Financial Officer

MANAGEMENT CERTIFICATIONS

The Company has filed as exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, the certifications of the chief executive officer and the chief financial officer of the Company required by Section 302 of the Sarbanes-Oxley Act.

The Company has submitted to the New York Stock Exchange the Annual Chief Executive Officer Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process, the audit process and the process for monitoring compliance with laws and regulations.  All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2005. Management has concluded that the internal control system was effective.  This assessment was also audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2005 fiscal year.  The audited financial statements of the Company for the 2005 fiscal year were also reviewed and discussed with management as well as with representatives of Ernst & Young LLP.  The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, other professional standards and regulatory requirements currently in effect.  The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2005 fiscal year be included in the Company’s Annual Report.

February 14, 2006

Audit Committee of the Board of Directors

Richard I. Beattie	Judson C. Green
George L. Miles, Jr.	James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Harley-Davidson, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harley-Davidson, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Harley-Davidson, Inc. and our report dated February 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2005, the Company changed its method of accounting for share-based awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 8, 2006

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

	2005	2004	2003

Net revenue	$5,342,214	$5,015,190	$4,624,274
Cost of goods sold	3,301,715	3,115,655	2,958,708
Gross profit	2,040,499	1,899,535	1,665,566

Financial services income	331,618	305,262	279,459
Financial services expense	139,998	116,662	111,586
Operating income from financial services	191,620	188,600	167,873

Selling, administrative and engineering expense	762,108	726,644	684,175
Income from operations	1,470,011	1,361,491	1,149,264
Investment income, net	22,797	23,101	23,088
Other, net	(5,049)	(5,106)	(6,317)
Income before provision for income taxes	1,487,759	1,379,486	1,166,035
Provision for income taxes	528,155	489,720	405,107
Net income	$959,604	$889,766	$760,928

Basic earnings per common share	$3.42	$3.02	$2.52
Diluted earnings per common share	$3.41	$3.00	$2.50
Cash dividends per common share	$.625	$.405	$.195

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands, except share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$140,975	$275,159
Marketable securities	905,197	1,336,909
Accounts receivable, net	122,087	121,333
Finance receivables held for sale	299,373	456,516
Finance receivables held for investment, net	1,342,393	1,167,522
Inventories	221,418	226,893
Deferred income taxes	61,285	60,517
Prepaid expenses and other current assets	52,509	38,337
Total current assets	3,145,237	3,683,186

Finance receivables held for investment, net	600,831	488,262
Property, plant and equipment, net	1,011,612	1,024,665
Prepaid pension costs	368,165	133,322
Goodwill	56,563	59,456
Other assets	72,801	94,402
	$5,255,209	$5,483,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,614	$244,202
Accrued expenses and other liabilities	397,525	433,053
Current portion of finance debt	204,973	495,441
Total current liabilities	873,112	1,172,696

Finance debt	1,000,000	800,000
Deferred income taxes	155,236	51,432
Postretirement healthcare benefits	60,975	149,848
Other long-term liabilities	82,281	90,846

Commitments and contingencies (Note 6)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 330,961,869 and 329,908,165 shares issued in 2005 and 2004, respectively	3,310	3,300
Additional paid-in capital	596,239	533,068
Retained earnings	4,630,390	3,844,571
Accumulated other comprehensive income (loss)	58,653	(12,096)
	5,288,592	4,368,843
Less:
Treasury stock (56,960,213 and 35,597,360 shares in 2005 and 2004, respectively), at cost	(2,204,987)	(1,150,372)
Total shareholders’ equity	3,083,605	3,218,471
	$5,255,209	$5,483,293

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$959,604	$889,766	$760,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	205,705	214,112	196,918
Provision for long-term employee benefits	71,354	62,806	76,422
Provision for share-based payments	22,974	—	—
Gain on current year securitizations	(46,581)	(58,302)	(82,221)
Net change in wholesale finance receivables	(161,342)	(154,124)	(154,788)
Origination of retail finance receivables held for sale	(2,447,320)	(2,069,713)	(1,897,719)
Collections on retail finance receivables held for sale	124,462	84,310	107,510
Proceeds from securitization of retail finance receivables	2,450,920	1,847,895	1,724,060
Contributions to pension and postretirement plans	(296,859)	—	(192,000)
Tax benefit from the exercise of stock options	—	51,476	13,805
Deferred income taxes	48,289	(41,513)	42,105
Other, net	34,389	30,371	20,127
Net changes in current assets and current liabilities	(5,085)	(24,866)	(18,644)
Total adjustments	906	(57,548)	(164,425)
Net cash provided by operating activities	960,510	832,218	596,503

Cash flows from investing activities:
Capital expenditures	(198,389)	(213,550)	(227,230)
Origination of finance receivables held for investment	(336,412)	(324,931)	(192,482)
Collections on finance receivables held for investment	179,974	190,360	145,195
Collection of retained securitization interests	115,346	125,732	118,113
Purchase of marketable securities	(1,352,428)	(1,091,326)	(1,538,548)
Sales and redemptions of marketable securities	1,783,503	742,284	1,145,000
Purchase of remaining interest in joint venture	—	(9,500)	—
Other, net	(14,497)	10,689	9,690
Net cash provided by (used) in investing activities	177,097	(570,242)	(540,262)

Cash flows from financing activities:
Proceeds from issuance of medium term notes	199,974	—	399,953
Net (decrease) increase in finance-credit facilities and commercial paper	(280,694)	305,047	(175,835)
Dividends paid	(173,785)	(119,232)	(58,986)
Purchase of common stock for treasury	(1,054,615)	(564,132)	(103,880)
Excess tax benefits from share-based payments	6,065	—	—
Issuance of common stock under employee stock option plans	31,264	62,171	19,378
Net cash (used) provided by financing activities	(1,271,791)	(316,146)	80,630

Net (decrease) increase in cash and cash equivalents	(134,184)	(54,170)	136,871

Cash and cash equivalents:
At beginning of year	275,159	329,329	192,458
At end of year	$140,975	$275,159	$329,329

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share amounts)

	Common Stock		Additional		Other
	Issued Shares	Balance	paid-in capital	Retained Earnings	comprehensive income (loss)	Treasury Balance	Unearned compensation	Total
Balance December 31, 2002	325,298,404	$3,254	$386,284	$2,372,095	$(46,266)	$(482,360)	$(92)	$2,232,915
Comprehensive income:
Net income	—	—	—	760,928	—	—	—	760,928
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	19,609	—	—	19,609
Minimum pension liability adjustment, net of taxes of $(45,383)	—	—	—	—	74,361	—	—	74,361
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of $(3,266)	—	—	—	—	6,220	—	—	6,220
Derivative financial instruments, net of tax benefit of $3,057	—	—	—	—	(4,596)	—	—	(4,596)
Marketable securities, net of tax benefit of $1,333	—	—	—	—	(2,154)	—	—	(2,154)
Comprehensive income								854,368

Dividends	—	—	—	(58,986)	—	—	—	(58,986)
Repurchase of common stock	—	—	—	—	—	(103,880)	—	(103,880)
Amortization of unearned compensation	—	—	—	—	—	—	92	92
Exercise of stock options	1,190,887	12	19,366	—	—	—	—	19,378
Tax benefit of stock options	—	—	13,805	—	—	—	—	13,805
Balance December 31, 2003	326,489,291	$3,266	$419,455	$3,074,037	$47,174	$(586,240)	$—	$2,957,692
Comprehensive income:
Net income	—	—	—	889,766	—	—	—	889,766
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	9,399	—	—	9,399
Minimum pension liability adjustment, net of tax benefit of $38,230	—	—	—	—	(62,110)	—	—	(62,110)
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $367	—	—	—	—	(691)	—	—	(691)
Derivative financial instruments, net of tax benefit of $1,766	—	—	—	—	(2,479)	—	—	(2,479)
Marketable securities, net of tax benefit of $2,075	—	—	—	—	(3,389)	—	—	(3,389)
Comprehensive income								830,496

Dividends	—	—	—	(119,232)	—	—	—	(119,232)
Repurchase of common stock	—	—	—	—	—	(564,132)	—	(564,132)
Exercise of stock options	3,418,874	34	62,137	—	—	—	—	62,171
Tax benefit of stock options	—	—	51,476	—	—	—	—	51,476
Balance December 31, 2004	329,908,165	$3,300	$533,068	$3,844,571	$(12,096)	$(1,150,372)	$—	$3,218,471
Comprehensive income:
Net income	—	—	—	959,604	—	—	—	959,604
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(18,005)	—	—	(18,005)
Minimum pension liability adjustment, net of taxes of $(37,025)	—	—	—	—	60,155	—	—	60,155
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of $(2,179)	—	—	—	—	4,001	—	—	4,001
Derivative financial instruments, net of taxes of $(15,353)	—	—	—	—	24,992	—	—	24,992
Marketable securities, net of tax benefit of $243	—	—	—	—	(394)	—	—	(394)
Comprehensive income								1,030,353

Dividends	—	—	—	(173,785)	—	—	—	(173,785)
Repurchase of common stock	—	—	—	—	—	(1,054,615)	—	(1,054,615)
Share-based compensation	—	—	24,117	—	—	—	—	24,117
Issuance of nonvested stock	115,801	1	(1)	—	—	—	—	—
Exercise of stock options	937,903	9	31,255	—	—	—	—	31,264
Excess tax benefit of stock option exercises	—	—	7,800	—	—	—	—	7,800
Balance December 31, 2005	330,961,869	$3,310	$596,239	$4,630,390	$58,653	$(2,204,987)	$—	$3,083,605

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY—DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC) and Harley-Davidson Financial Services (HDFS).

All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. All of the Company’s international subsidiaries use the respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period.

During 2003, the Company participated in a joint venture with Porsche AG, of which the Company owned a 51% share. The accounts of the joint venture with Porsche AG were included in the Company’s 2003 consolidated financial statements, adjusted to reflect Porsche AG’s interest in operating results and net assets. In January 2004, the Company increased its ownership share to 100% by purchasing Porsche AG’s 49% interest in the joint venture. See Note 3 for additional detail.

In connection with securitization transactions, HDFS utilizes Qualifying Special Purpose Entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.  For further discussion of QSPEs and securitization transactions see “Finance receivable securitizations,” which follows.

The Company operates in two principal business segments: Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services). All intercompany accounts and material transactions are eliminated, except for amounts related primarily to: (1) interest paid by HDMC to HDFS on behalf of HDMC’s independent dealers as a way to manage seasonal increases in inventory; and (2) amounts paid by HDMC to reimburse HDFS for certain European wholesale finance receivables credit losses. See Note 4 for additional detail related to these items.

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

Marketable Securities - The Company has investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities of $535.9 million and $522.8 million at December 31, 2005 and 2004, respectively, with contractual maturities of approximately 1 year. Marketable securities also include auction rate securities of $369.3 million and $814.1 million at December 31, 2005 and 2004, respectively, with contractual maturities of up to 30 years. The auction rate securities have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

The Company classifies its investments in marketable securities as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income. Net unrealized losses, net of taxes, included in other comprehensive income as of December 31, 2005 and 2004 were $5.3 million and $4.9 million, respectively. Gains and losses realized on sales of marketable securities are included in investment income and were not significant.

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

Retail loans are generally charged-off at 120 days contractually past due.  All finance receivables accrue interest until either collected or charged-off.  Accordingly, as of December 31, 2005 and 2004, all finance receivables are accounted for as interest-earning receivables.

Finance Receivables Held for Sale - U.S. retail motorcycle loans intended for securitization at origination are classified as finance receivables held for sale. These finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value. Finance receivables held for sale are held for a short period of time prior to being securitized, and have a cost basis that approximates fair value. Cash flows related to finance receivables held for sale are included in cash flows from operating activities.

Reclassification of Finance Receivables Held for Sale - In prior years, finance receivables held for sale were not separately classified; therefore, prior years’ balance sheets have been reclassified to conform to the current presentation. In addition cash flows relating to finance receivables held for sale were previously reported in cash flows from investing activities and have been reclassified to cash flows from operating activities to conform to the current presentation. As a result of the reclassifications, cash flows from operating activities were decreased by $137.5 million and $66.1 million during the years ended December 31, 2004 and 2003, respectively, offset by increases in cash flows from investing activities in the same amounts.

Finance Receivables Securitizations - HDFS sells retail motorcycle loans through securitization transactions.  Under the terms of securitization transactions, HDFS sells retail loans to a securitization trust utilizing the two-step process described below.  The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans.  The proceeds from the issuance of the asset-backed securities are utilized by the securitization trust to purchase retail loans from HDFS.

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

The interest in excess cash flows equals the cash flows arising from retail loans sold to the securitization trust less servicing fees and contracted payment obligations due to securitization trust investors.  Key assumptions in determining the present value of projected excess cash flows are prepayments, credit losses and discount rate.  HDFS retains servicing rights under retail loans that it has sold to the securitization trust and receives a servicing fee.  The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned.

Reserve account deposits held by the securitization trust represent interest-earning cash deposits collateralizing trust securities.  The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreements.  Accordingly, they are carried at the present value of the amounts expected to be received in the future.

Gains on current year securitizations on the sale of the retail loans are recognized in the period in which the sale occurs. The amount of the gain depends on the proceeds received and the original carrying amount of the transferred retail loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment.  Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rate commensurate with the risks involved.  Unrealized gains and losses on investments in retained securitization interests are recorded in other comprehensive income, and as of December 31, 2005 and 2004 were $64.3 million and $58.1 million before income taxes, or $41.6 million and $37.6 million net of taxes, respectively.

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the retail loans purchased from HDFS.  The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests. Investors also do not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due.

HDFS utilizes a two-step process to transfer retail loans to a securitization trust. Loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the retail loans to the securitization trust. HDFS has surrendered control of retail loans sold to the securitization trust. Securitization transactions have been structured such that: (1) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership, (2) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest; and (3) HDFS does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of certain representations, warranties and covenants relating to the transferred assets, or (b) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

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

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs.  Accordingly, gain on sale is recognized upon transfer of retail loans to a QSPE and assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.  See Note 4 for further discussion of HDFS’ securitization program.

Inventories - Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $77.4 million at December 31, 2005, and $79.2 million at December 31, 2004 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings - 30 years; building equipment and land improvements - 7 years; and machinery and equipment - 3 to 10 years. Accelerated methods of depreciation are used for income tax purposes.

Internal-use Software - The Company’s policy is to capitalize costs incurred in connection with developing or obtaining software for internal use. The Company’s policy explicitly excludes certain types of costs from capitalization, such as costs incurred for enhancements, maintenance, project definition, data conversion, research and development, and training. Costs capitalized by the Company include amounts paid to outside consulting firms for materials or services used in developing or obtaining computer software for internal use, wages and benefits paid to employees who are directly associated with and who devote time to developing or obtaining computer software for internal use, and interest costs incurred during the period of development of software for internal use. During 2005, 2004 and 2003 the Company capitalized $17.0 million, $15.0 million and $16.5 million, respectively, of costs incurred in connection with developing or obtaining software for internal use. The Company depreciates costs capitalized in connection with developing or obtaining software for internal use on a straight-line basis over three years.

Goodwill- Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment at least annually based on financial data related to the reporting unit to which it has been assigned. The Company has assigned goodwill to reporting units based on specific review of each purchase transaction. During 2005 and 2004, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

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

Product Warranty - The Company provides a standard two-year limited warranty on all new motorcycles sold. The warranty coverage includes parts and labor and begins when the motorcycle is sold to a retail customer.             The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	2005	2004	2003
Balance, beginning of period	$39,998	$30,475	$28,890
Warranties issued during the period	37,043	41,434	35,324
Settlements made during the period	(36,372)	(33,842)	(32,701)
Changes to the liability for pre-existing warranties during the period	(6,350)	1,931	(1,038)
Balance, end of period	$34,319	$39,998	$30,475

Derivative Financial Instruments – The Company uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk. The Company’s policy specifically prohibits the use of derivatives for speculative purposes. The fair values of the Company’s derivative financial instruments are discussed in Note 11.

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. The Company’s foreign currency contracts, which generally have maturities of less than one year, are designated as cash flow hedges. The effectiveness of these hedges is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate and are highly effective. The fair value of foreign currency contracts is reflected in current assets or liabilities, realized gains and losses are recorded in cost of goods sold and the related cash flows are included in cash flows from operations.

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

Revenue Recognition – Sales are recorded when products are shipped to customers (independent dealers and distributors) and ownership is transferred. The Company offers sales incentive programs to its dealers and distributors. The total costs of these programs are recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.

Financial Services Income Recognition - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail loans are deferred and amortized over the estimated life of the contract.

Research and Development Expenses - Research and development expenses were $178.5 million, $170.7 million and $150.3 million for 2005, 2004 and 2003, respectively.

Advertising Costs - The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2005, 2004 and 2003 the Company incurred $66.5 million, $48.8 million and $50.8 million in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Foreign Currency Transactions – Net transaction losses due to fluctuations in foreign exchange rates including gains and losses on foreign currency contracts were $22.1 million and $13.7 million, during 2005 and 2004, respectively.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Compensation Costs - On January 1, 2005 the Company early adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the Company to recognize the cost of its employee stock option awards in its income statement. According to SFAS No. 123 (revised 2004), the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Results for prior periods have not been restated. Total stock compensation expense recognized by the Company during 2005, including stock option and nonvested stock awards, was $23.0 million, or $14.5 million net of taxes.

As a result of adopting SFAS No. 123 (revised 2004) on January 1, 2005, the Company’s income before income taxes and net income for 2005 were $21.1 million and $13.0 million lower, respectively, than if it had continued to account for stock option awards under APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Basic and diluted earnings per share for 2005 would have been $3.47 and $3.46, respectively, if the Company had not adopted SFAS No. 123 (revised 2004), compared to reported basic and diluted earnings per share of $3.42 and $3.41, respectively. Prior to the adoption of SFAS No. 123 (revised 2004), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2005 the Company changed its cash flow presentation in accordance with SFAS No. 123 (revised 2004) which requires the cash flows of the realized tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $6.1 million excess tax benefit classified as a financing cash inflow in 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123 (revised 2004).

Prior to January 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option-based employee compensation cost was recognized in the income statement prior to 2005, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company estimated the fair value of its option awards granted prior to January 1, 2005 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following years:

	2004	2003
Fair value of options granted during the period	$17	$14
Expected term (in years)	4.9	4.7
Expected volatility	34%	36%
Expected dividend yield	0.6%	0.3%
Risk free rate	3.2%	2.7%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock options during the years ended December 31, 2004 and 2003. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a four-year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows (in thousands, except per share amounts):

	2004	2003
Net income, as reported	$889,766	$760,928
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(13,932)	(13,415)
Pro forma net income	$875,834	$747,513

Basic earnings per share as reported	$3.02	$2.52
Basic earnings per share pro forma	$2.97	$2.47

Diluted earnings per share as reported	$3.00	$2.50
Diluted earnings per share pro forma	$2.96	$2.46

2. Additional Balance Sheet and Cash Flow Information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the years ended December 31.

Balance Sheet Information:

	2005	2004
Accounts receivable, net (in thousands):
Domestic	$21,154	$16,485
Foreign	100,933	104,848
	$122,087	$121,333

The Company’s sales of motorcycles and related products in the United States, Canada and a portion of its sales in Europe are financed by the purchasing dealers or distributors through HDFS, and the related receivables are included in finance receivables in the consolidated balance sheets. The Company’s remaining foreign sales are sold on open account, letter of credit, draft, and payment in advance or financed by the purchasing dealers. The allowance for doubtful accounts deducted from total accounts receivable was $8.5 million and $10.3 million as of December 31, 2005 and 2004, respectively.

	2005	2004
Inventories, net (in thousands):
Components at the lower of FIFO cost or market:
Raw materials and work in process	$90,955	$78,750
Motorcycle finished goods	73,736	75,839
Parts and accessories and general merchandise	80,017	93,933
Inventory at lower of FIFO cost or market	244,708	248,522
Excess of FIFO over LIFO cost	23,290	21,629
	$221,418	$226,893

Inventory obsolescence reserves deducted from FIFO cost were $16.7 million and $14.5 million as of December 31, 2005 and 2004, respectively.

Property, plant and equipment, at cost (in thousands):

	2005	2004
Land and related improvements	$44,669	$40,867
Buildings and related improvements	378,614	355,479
Machinery and equipment	1,797,322	1,628,667
Construction in progress	113,493	168,389
	2,334,098	2,193,402
Less accumulated depreciation	1,322,486	1,168,737
	$1,011,612	$1,024,665

Accrued expenses and other liabilities (in thousands):

	2005	2004
Payroll, performance incentives and related expenses	$125,886	$151,833
Warranty and recalls	43,137	45,285
Sales incentive programs	65,612	70,776
Income taxes	58,075	53,547
Fair value of derivative financial instruments	15,119	39,701
Other	89,696	71,911
	$397,525	$433,053

Components of accumulated other comprehensive income (loss), net of tax (in thousands):

	2005	2004
Cumulative foreign currency translation adjustment	$15,532	$33,537
Unrealized gain on investment in retained securitization interest	41,634	37,633
Unrealized net gain (loss) on derivative financial instruments	8,761	(16,231)
Unrealized net (loss) on marketable securities	(5,319)	(4,925)
Minimum pension liability adjustment	(1,955)	(62,110)
	$58,653	$(12,096)

Cash Flow Information:

Net changes in current assets and current liabilities (in thousands):

	2005	2004	2003
Accounts receivable	$(754)	$(8,927)	$(3,712)
Inventories	5,475	(19,167)	10,430
Finance receivables – accrued interest and other	(16,252)	(27,443)	(54,796)
Accounts payable and accrued liabilities	15,464	39,569	15,545
Other	(9,018)	(8,898)	13,889
	$(5,085)	$(24,866)	$(18,644)

Cash paid during the period for interest and income taxes (in thousands):

	2005	2004	2003
Interest	$34,417	$21,346	$17,024
Income taxes	$471,613	$469,658	$370,597

Interest paid represents interest payments of HDFS which are included in financial services expense. The Company capitalized approximately $3.9 million of interest expense in 2003 in connection with expansion projects.

Non-cash investing activity during the period (in thousands):

	2005	2004	2003
Investment in retained securitization interests received in connection with securitizations during the year	$176,640	$154,569	$164,286

3.   Acquisition

On January 1, 2004, the Company acquired the remaining interest in its joint venture with Porsche AG, of which the Company previously owned a 51% share. The purchase price for the remaining interest in the joint venture was approximately $9.5 million. The acquisition was funded with cash on hand. Goodwill of $4.1 million was recorded under the Motorcycles segment as a result of this transaction.

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

The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2005	2004	2003
Interest income	$129,869	$102,177	$87,048
Income from securitizations	123,136	115,104	114,402
Other income	78,613	87,981	78,009
Financial services income	331,618	305,262	279,459

Interest expense	36,154	22,723	17,635
Operating expenses	103,844	93,939	93,951
Financial services expense	139,998	116,662	111,586
Operating income from financial services	$191,620	$188,600	$167,873

Interest income includes approximately $16.0 million, $11.8 million and $9.2 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2005, 2004 and 2003, respectively.  This interest is paid on behalf of HDMC’s independent dealers as a way to manage seasonal increases in inventory.  These interest transactions between the Motorcycles and Financial Services segments are not eliminated.

Income from securitizations includes gains on current year securitization transactions of $46.6 million, $58.3 million and $82.2 million during 2005, 2004 and 2003, respectively, and income on investment in retained securitization interests of $76.6 million, $56.8 million and $32.2 million during 2005, 2004 and 2003, respectively.

Finance Receivables:

Finance receivables held for investment at December 31 for the past five years were as follows (in thousands):

	2005	2004	2003	2002	2001
Wholesale
United States	$1,040,220	$870,640	$690,662	$574,489	$527,513
Europe	59,960	73,231	91,987	91,137	—
Canada	50,097	51,945	59,171	42,236	40,793
Total Wholesale	1,150,277	995,816	841,820	707,862	568,306
Retail
United States	319,856	287,841	233,079	202,193	177,147
Canada	149,597	120,217	92,740	60,921	52,241
Total Retail	469,453	408,058	325,819	263,114	299,388
	1,619,730	1,403,874	1,167,639	970,976	797,694
Allowance for credit losses	26,165	30,277	31,311	31,045	28,684
	1,593,565	1,373,597	1,136,328	939,931	769,010
Investment in retained securitization interests	349,659	282,187	254,409	198,748	152,097
	$1,943,224	$1,655,784	$1,390,737	$1,138,679	$921,107

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2005	2004	2003	2002	2001
Retail
United States	$299,373	$456,516	$347,112	$306,901	$114,649

HDFS provides wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S., Canada and Europe.

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada.  The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers.  Retail loans consist of secured promissory notes and installment loans.  HDFS either holds titles or liens on titles to vehicles financed by promissory notes and installment loans.  As of December 31, 2005 and 2004, approximately 10% of gross outstanding finance receivables were originated in Canada and 10% were originated in California, respectively.

At December 31, 2005 and 2004, unused lines of credit extended to HDFS’ wholesale finance customers totaled $714 million and $700 million, respectively.  Approved but unfunded retail finance loans totaled $457 million and $343 million at December 31, 2005 and 2004, respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent dealers and are generally contractually due within one year.  Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers, the end consumers. On December 31, 2005, contractual maturities of finance receivables held for investment (excluding retained securitization interests) were as follows (in thousands):

	United States	Europe	Canada	Total
2006	$1,076,580	$59,960	$68,221	$1,204,761
2007	15,356	—	19,502	34,858
2008	16,826	—	21,743	38,569
2009	18,445	—	24,242	42,687
2010	20,229	—	27,027	47,256
Thereafter	212,640	—	38,959	251,599
Total	$1,360,076	$59,960	$199,694	$1,619,730

As of December 31, 2005, all finance receivables due after one year were at fixed interest rates.

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the years ended December 31 were as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$30,277	$31,311	$31,045
Provision for finance credit losses	3,263	3,070	4,076
Charge-offs, net of recoveries	(7,375)	(4,104)	(3,810)
Balance at end of year	$26,165	$30,277	$31,311

Included in charge-offs, net of recoveries are $1.8 million, $3.7 million and $1.3 million of recoveries in 2005, 2004 and 2003, respectively, received by HDFS from HDMC.  These recoveries relate to certain guarantees provided by HDMC on wholesale loans to European Harley-Davidson dealers.  At December 31, 2005, 2004 and 2003, HDMC has $0.3 million, $3.3 million and $3.5 million, respectively, included in its allowance for doubtful accounts related to outstanding guarantees.

The carrying value of retail and wholesale finance receivables contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2005	2004	2003	2002	2001
United States	$2,574	$1,906	$2,012	$1,724	$2,262
Canada	1,442	994	639	523	365
Europe	283	3,688	4,126	5,307	—
Total	$4,299	$6,588	$6,777	$7,554	$2,627

Securitization Transactions:

During 2005, 2004 and 2003, the Company sold $2.48 billion, $1.88 billion and $1.75 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPEs (see Note 1). These sales resulted in cash proceeds of $2.45 billion, $1.85 billion and $1.72 billion during 2005, 2004 and 2003, respectively. The Company retains an interest in excess cash flows, servicing rights and cash reserve account deposits, collectively referred to as investment in retained securitization interests. The total securitization interests retained during the year for the last three years are disclosed under non-cash investing activities in Note 2.  In conjunction with current and prior year sales, HDFS had investments in retained securitization interests of $349.7 million and $282.2 million at December 31, 2005 and 2004, respectively.  The Company receives annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $3.9 billion and $3.1 billion of securitized retail loans as of December 31, 2005 and 2004, respectively.

The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests. Investors also do not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due.  Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain on current year securitizations are credit losses, prepayments and discount rate.

At the date of the transaction, the following key assumptions were used to calculate the gain on securitizations completed in 2005, 2004 and 2003:

	2005	2004	2003
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%	2.50%
Weighted-average life (in years)	1.93	1.94	1.93
Expected cumulative net credit losses	2.60%	2.60%	2.60%
Residual cash flows discount rate	12.00%	12.00%	12.00%

As of December 31, 2005 and 2004, respectively, the following key assumptions were used to value the investment in retained securitization interests:

	2005	2004
Prepayment speed (Single Monthly Mortality)	2.50%	2.50%
Weighted-average life (in years)	2.02	2.00
Expected cumulative net credit losses	2.57%	2.55%
Residual cash flows discount rate	12.00%	12.00%

Expected cumulative net credit losses are a key assumption in the valuation of retained securitization interests. As of December 31, 2005, 2004 and 2003, respectively, weighted average expected net credit losses for all active securitizations were 2.57%, 2.55% and 2.48%.  The table below summarizes, as of December 31, 2005, 2004 and 2003, respectively, expected cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected cumulative net	Loans Securitized in
Credit Losses (%) as of:	2005	2004	2003	2002	2001
December 31, 2005	2.60%	2.60%	2.52%	2.44%	2.16%
December 31, 2004	—	2.60%	2.60%	2.39%	2.30%
December 31, 2003	—	—	2.60%	2.39%	2.25%

Detailed below at December 31, 2005 and 2004, is the sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for all retained securitization interests (dollars in thousands):

	2005	2004
Carrying amount/fair value of retained interests	$349,659	$282,187
Weighted-average life (in years)	2.02	2.00

Prepayment speed assumption (monthly rate)	2.50%	2.50%
Impact on fair value of 10% adverse change	$(9,400)	$(7,800)
Impact on fair value of 20% adverse change	$(18,300)	$(15,100)

Expected cumulative net credit losses	2.57%	2.55%
Impact on fair value of 10% adverse change	$(18,800)	$(14,800)
Impact on fair value of 20% adverse change	$(37,600)	$(29,600)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	$(6,400)	$(5,100)
Impact on fair value of 20% adverse change	$(12,600)	$(10,100)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Proceeds from new securitizations	$2,450,920	$1,847,895
Servicing fees received	36,662	30,504
Other cash flows received on retained interests	182,278	178,181
10% Clean-up call repurchase option	(61,859)	(36,620)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS.  As of December 31, 2005 and 2004, managed retail motorcycle loans totaled $4.4 billion and $3.7 billion, respectively, of which $3.9 billion and $3.1 billion, respectively, were securitized.  The principal amount of motorcycle managed loans 60 days or more past due was $61.2 million and $40.0 million at December 31, 2005 and 2004, respectively.  Managed loans 60 days or more past due exclude loans reclassified as repossessed inventory.  Credit losses, net of recoveries, of the motorcycle managed loans were $53.0 million, $33.0 million and $27.0 million during 2005, 2004 and 2003, respectively.

Finance Debt:

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2005	2004
Commercial paper	$416,797	$702,147
Credit facilities	172,965	168,309
	589,762	870,456
Medium-term notes	585,211	394,985
Senior subordinated notes	30,000	30,000
	$1,204,973	$1,295,441

Credit Facilities - HDFS has a $1.10 billion revolving credit facility (Global Credit Facility) due September 2009.  The primary use of the Global Credit Facility is to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility, and HDFS pays a fee for its availability.

Commercial Paper - Subject to limitations, HDFS may issue commercial paper of up to $1.10 billion. Maturities may range up to 365 days from the issuance date.  Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility.  As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion as of December 31, 2005 and 2004. The weighted-average interest rate of outstanding commercial paper balances was 4.18% and 2.29% at December 31, 2005 and 2004, respectively.  The December 31, 2005 and 2004 weighted-average interest rates include the impact of interest rate swap agreements.

Medium-Term Notes - HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and during December 2005, HDFS issued $200.0 million of 5% medium-term notes due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity.  HDFS entered into swap agreements, the effect of which is to convert the interest rates on $550.0 million of the Notes from fixed rates to floating rates, which are based on 3-month LIBOR.  The weighted-average interest rates on the Notes for the years ended December 31, 2005 and 2004 were 3.5% and 1.6%, respectively, which include the impact of interest rate swap agreements.  At December 31, 2005 and 2004, the Notes reflect $14.7 million and $5.0 million decreases, respectively, due to fair value adjustments related to the impact of the interest rate swap agreements.

Senior Subordinated Debt - At December 31, 2005 and 2004, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding due in 2007. The senior subordinated notes provide for semi-annual interest payments and principal at maturity.

Intercompany Borrowings - HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest.  As of December 31, 2005 and 2004, HDFS had no borrowings owed to the Company under the revolving credit agreement.

The Company has classified the $585.0 million of medium-term notes and the $30.0 million senior subordinated notes as long-term finance debt at December 31, 2005.  Additionally, the Company has classified $385.0 million related to its Commercial Paper and its Global Credit Facilities as long-term finance debt as of December 31, 2005.  This amount has been excluded from current liabilities because it is supported by the Global Credit Facility and will remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants.  Support may be provided either as capital contributions or loans at the Company’s option.  No amount has ever been provided to HDFS under the support agreement.

HDFS is subject to various operating and financial covenants related to the Global Credit Facility and the Notes and remains in compliance at December 31, 2005.

5. Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$421,760	$466,476	$324,960
State	47,605	61,982	33,461
Foreign	10,501	2,775	4,581
	479,866	531,233	363,002
Deferred:
Federal	47,718	(38,332)	39,902
State	4,577	(5,261)	5,040
Foreign	(4,006)	2,080	(2,837)
	48,289	(41,513)	42,105
Total	$528,155	$489,720	$405,107

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2005	2004	2003
Provision at statutory rate	35.0%	35.0%	35.0%
Foreign income taxes	0.1	0.1	0.1
Foreign tax credits	(0.1)	(0.1)	(0.1)
State taxes, net of federal benefit	2.3	2.5	2.1
Extraterritorial income exclusion	(0.6)	(0.7)	(0.5)
Manufacturing deduction	(0.4)	—	—
Research and development credit	(0.6)	(0.5)	(0.5)
Other	(0.2)	(0.8)	(1.4)
Provision for income taxes	35.5%	35.5%	34.7%

Deferred income taxes result from temporary differences between the recognition of revenues and expenses for financial statements and income tax returns. The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2005	2004
Deferred tax assets:
Accruals not yet tax deductible	$58,436	$76,192
Postretirement healthcare benefit obligation	25,862	58,455
Supplemental employee retirement plan agreements obligation	11,834	19,387
Minimum pension liability	1,205	38,230
Other, net	49,659	19,535
	146,996	211,799
Deferred tax liabilities:
Depreciation, tax in excess of book	(66,273)	(76,385)
Prepaid pension costs	(138,706)	(96,163)
Unrealized gain on investment in retained securitization interests	(22,631)	(20,452)
Other, net	(13,337)	(9,714)
	(240,947)	(202,714)
Net deferred tax (liability) asset	$(93,951)	$9,085

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

Shareholder Lawsuits

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

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  The Company has filed a petition for review with the Wisconsin Supreme Court, asking it to reinstate the trial court’s decision.  The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

Environmental Matters:

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20 million. Based on the environmental studies performed the Company does not expect to incur any material expenditures under this indemnification.

Product liability Matters:

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

Obligations and Funded Status:

The information following provides detail of changes in the benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s September 30 measurement date (in thousands).

	Pension and SERPA		Postretirement Healthcare Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, October 1	$816,998	$711,357	$241,345	$250,863
Service cost	40,371	36,863	10,536	11,367
Interest cost	49,944	45,852	14,738	14,994
Plan amendments	—	—	—	(22,366)
Actuarial losses (gains)	100,726	39,024	42,256	(4,870)
Plan participant contributions	6,627	6,524	107	43
Benefits paid	(50,842)	(22,622)	(10,642)	(8,686)
Benefit obligation, September 30	963,824	816,998	298,340	241,345

Change in plan assets:
Fair value of plan assets, October 1	712,183	650,428	—	—
Actual return on plan assets	70,886	76,141	7,011	—
Company contributions	183,384	1,712	112,785	8,643
Plan participant contributions	6,627	6,524	107	43
Benefits paid	(50,842)	(22,622)	(10,642)	(8,686)
Fair value of plan assets, September 30	922,238	712,183	109,261	—

Funded status of the plans:
Benefit obligation over plan assets	(41,586)	(104,815)	(189,079)	(241,345)
Unrecognized prior service cost	47,924	54,959	(10,524)	(11,841)
Unrecognized net loss	336,070	257,227	135,723	101,042
Minimum pension liability:
Intangible asset	—	(22,043)	—	—
Accumulated other comprehensive loss	(3,162)	(100,340)	—	—
Prepaid (accrued) benefit cost, September 30	339,246	84,988	(63,880)	(152,144)
Fourth quarter contributions	241	155	2,905	2,296
Prepaid (accrued) benefit cost, December 31	$339,487	$85,143	$(60,975)	$(149,848)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other long-term liabilities)	$(28,678)	$(48,179)	$(60,975)	$(149,848)
Prepaid benefit cost (other long-term assets)	368,165	133,322	—	—
Net amount recognized	$339,487	$85,143	$(60,975)	$(149,848)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Healthcare Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$40,371	$36,863	$35,282	$10,536	$11,367	$12,145
Interest cost	49,944	45,852	41,979	14,738	14,994	13,462
Expected return on plan assets	(62,566)	(59,193)	(39,500)	(4,430)	—	—
Amortization of unrecognized:
Prior service cost	7,036	7,081	7,098	(1,317)	(1,025)	546
Net loss	13,060	10,145	9,609	4,994	5,691	4,296
Net periodic benefit cost	$47,845	$40,748	$54,468	$24,521	$31,027	$30,449

Assumptions

Weighted-average assumptions used to determine benefit obligations as of September 30 and weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

	Pension and SERPA			Postretirement Healthcare Benefits
	2005	2004	2003	2005	2004	2003
Assumptions for benefit obligations:
Discount rate	5.50%	6.25%	6.50%	5.50%	6.25%	6.50%
Rate of compensation	3.20%	3.50%	4.00%	n/a	n/a	n/a

Assumptions for net periodic benefit cost
Discount rate	6.25%	6.50%	6.50%	6.25%	6.50%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	n/a	n/a
Rate of compensation increase	3.50%	4.00%	5.00%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $886.0 million and $719.7 million as of September 30, 2005 and 2004, respectively.

The following table summarizes information related to Company pension plans with an ABO or PBO in excess of the fair value of plan assets as of September 30 (in millions).

	2005	2004
Pension plans with ABOs in excess of fair value of plan assets:
ABO	none	$270.2
Fair value of plan assets	none	$268.2
Number of plans	none	1

Pension plans with PBOs in excess of fair value of plan assets:
PBO	$591.5	$510.3
Fair value of plan assets	$568.0	$458.9
Number of plans	2	2

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $31.1 million and $27.7 million, respectively, as of September 30, 2005 and $56.8 million and $44.8 million, respectively, as of September 30, 2004.

Plan Assets:

The Company’s asset allocations at September 30, 2005 and 2004, by asset category are as follows (in thousands):

	Pension		Postretirement Health Care Benefits
	2005	2004	2005	2004
Equity securities (excluding Company stock)	65%	71%	78%	—
Debt securities	11	14	11	—
Company common stock	7	11	—	—
Other	2	—	7	—
Cash	15	4	4	—
	100%	100%	100%	—

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges at September 30, 2005 as a percentage of total market value were as follows: equity securities, 60% to 80%; debt securities, 10% to 20%; other 10% to 15% and Company stock not to exceed 25%. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. The allocation of pension investments at September 30, 2005 was not reflective of the Company’s targets as a result of a $150.0 million contribution made on September 30, 2005 which had not been fully allocated from cash. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The fair value of pension plan assets was approximately $932.0 million and $760.0 million as of December 31, 2005 and 2004, respectively. Included in the pension plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2005 and 2004. The market value of these shares at December 31, 2005 and 2004 was $65.6 million and $77.4 million, respectively. Company policy limits the value of its stock to 25% of the total value of plan assets.

The fair value of postretirement healthcare plan assets was $111.0 million as of December 31, 2005.

The Company’s overall expected long-term rate of return on assets is 8.5%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Postretirement Healthcare Cost:

The weighted-average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2005	2004
Healthcare cost trend rate for next year	10.0%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2007

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2005	$824	$(725)
Accumulated benefit obligation as of September 30, 2005	$15,616	$(13,530)

Future Contributions and Benefit Payments:

Based on the Company’s recent contributions to its pension and postretirement healthcare plans it does not expect to make additional contributions to further pre-fund these plans during 2006. During 2006, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year. The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2006	$26,910	$2,288	$12,813	$619
2007	29,940	2,149	14,739	703
2008	35,174	2,837	19,134	816
2009	40,227	3,365	21,114	943
2010	43,083	4,132	22,384	1,080
2011-2015	267,009	22,411	128,443	7,938

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $7.5 million, $8.2 million and $7.8 million for matching contributions during 2005, 2004 and 2003, respectively.

8. Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value. There were 274.0 million and 294.3 million common shares outstanding as of December 31, 2005 and 2004, respectively.

During 2005 and 2004, the Company repurchased 21.4 million and 10.6 million shares of its common stock at weighted-average prices of $49 and $53, respectively. These repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased		Authorization Remaining at December 31,
Board of Directors’ Authorization	2005	2004	2005
1990 Authorization	—	7.8	—
1997 Authorization	1.4	2.8	3.1
2004 Authorization	20.0	—	—
2005 Authorization	—	—	20.0
Total	21.4	10.6	23.1

1990 Authorization - The Company had a separate authorization from the Company’s Board of Directors originally approved in 1990. The original authorization provided for the repurchase of 16 million shares of common stock (adjusted for two 2-for-1 stock splits) and contained no dollar limit or expiration date. As of the completion of the 2004 repurchases there were no remaining shares available under this authorization.

1997 Authorization - The Company has an authorization from its Board of Directors (originally adopted December 1997) to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, plus (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

2004 Authorization - In 2004, the Company received a separate authorization from its Board of Directors which provided for the repurchase of up to 20 million shares of its common stock (adjusted for two 2-for-1 stock splits) and contained no dollar limit or expiration date. This authorization was exhausted during 2005.

2005 Authorization - On April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20 million shares of its common stock with no dollar limit or expiration date. No repurchases have been made under this authorization as of the end of 2005.

Preferred Stock:

The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value. The Company has designated 500,000 of the 2,000,000 authorized shares of preferred stock as Series A Junior Participating preferred stock (Preferred Stock). The Preferred Stock has a par value of $1 per share. Each share of Preferred Stock, none of which is outstanding, is entitled to 10,000 votes per share (subject to adjustment) and other rights such that the value of a one ten-thousandth interest in a share of Preferred Stock should approximate the value of one share of common stock.

The Preferred Stock is reserved for issuance in connection with the Company’s outstanding Preferred Stock purchase rights (Rights). On February 17, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date. Under certain conditions, each Right entitles the holder to purchase one ten-thousandth of a share of Preferred Stock at an exercise price of $175, subject to adjustment. The Rights are only exercisable if a person or group has: (1) acquired 15% or more of the outstanding common stock or (2) has announced an intention to acquire 25% or more of the outstanding common stock (either (1) or (2) are a “Triggering Event”). If there is a 15% acquiring party, then each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

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

9. Stock Compensation

The Company has a stock compensation plan which was approved by its Shareholders in April 2004 (Plan) under which the Board of Directors may grant to employees nonqualified stock options and shares of nonvested stock. The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. The options expire 10 years from the date of grant. Shares of nonvested stock that have been issued under the Plan generally vest over periods ranging from 4 to 5 years with certain of the shares generally subject to accelerated vesting should the Company meet certain performance conditions. Dividends are paid on shares of nonvested stock. At December 31, 2005, there were 12.5 million shares of common stock available for future awards under the Plan.

Stock Options:

As discussed in Note 1, the Company adopted SFAS No. 123 (revised 2004) on January 1, 2005, which requires the Company to recognize the cost of its employee stock option awards in its income statement based on the fair value of the award. The Company estimates the fair value of its option awards granted after January 1, 2005, using a lattice-based option valuation model. The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model used in prior years. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used in calculating the lattice-based fair value of options granted during 2005 were as follows:

2005
Expected average term (in years)	4.5
Expected volatility	16 - 36%
Weighted average volatility	30%
Expected dividend yield	0.8%
Risk-free rate	2.4- 4.1%

The following table summarizes the stock option transactions for the years ended December (in thousands except for per share amounts):

	2005 Options	2005 Weighted Average Price	2004 Options	2004 Weighted Average Price	2003 Options	2003 Weighted Average Price
Options outstanding at January 1	6,895	$41	9,029	$31	8,683	$27
Options granted	905	$60	1,419	$52	1,652	$41
Options exercised	(938)	$33	(3,418)	$18	(1,191)	$16
Options forfeited	(77)	$51	(135)	$47	(115)	$44
Options outstanding at December 31	6,785	$45	6,895	$41	9,029	$31
Exercisable at December 31	4,159	$40	3,482	$35	5,561	$23

Weighted-average fair value of options granted during the year	$16		$17		$14

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2005	2004	2003
Exercised	$23,355	$135,752	$34,057
Outstanding	$46,564	$135,652	$151,290
Exercisable	$47,594	$94,974	$137,393

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options, see Note 8.

Stock options outstanding at December 31, 2005 (options in thousands):

Price Range	Weighted-Average Contractual life	Options	Weighted-Average Exercise Price
$9	0.1	31	$9
$10.01 to $20	1.9	317	13
$20.01 to $30	3.2	413	26
$30.01 to $40	4.3	709	35
$40.01 to $50	6.5	2,194	42
$50.01 to $60	7.3	2,330	52
$60.01 to $70	9.1	791	61
Options Outstanding	6.3	6,785	45
Options Exercisable	5.3	4,159	40

Nonvested Stock:

The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year ended December 31, 2005, is as follows (shares in thousands):

	Shares	Fair Value Per Share
Nonvested at January 1	—	—
Granted	115	$60
Vested	—	—
Forfeited	(3)	$60
Nonvested at December 31	112	$60

As of December, 2005, there was $4.2 million of unrecognized compensation cost related to nonvested stock that is expected to be recognized over a weighted-average period of 3.1 years.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (In thousands, except per share amounts):

	2005	2004	2003
Numerator:	$959,604	$889,766	$760,928
Net income used in computing basic and diluted earnings per share
Denominator:	280,303	295,008	302,271
Denominator for basic earnings per share- weighted-average common shares
Effect of dilutive securities – employee stock compensation plan	732	1,844	2,199
Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	281,035	296,852	304,470

Basic earnings per share	$3.42	$3.02	$2.52
Diluted earnings per share	$3.41	$3.00	$2.50

Options to purchase 2.6 million shares of common stock outstanding during 2005 were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

11. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, finance receivables held for sale, trade payables, finance debt, foreign currency contracts and interest rate swaps.

Cash and Cash Equivalents, Trade Receivables, and Trade Payables - The book values for these amounts are estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities - The carrying value of marketable securities approximates fair value. The fair value of marketable securities is based primarily on quoted market prices. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables, Net - The carrying value of retail finance receivables approximates fair value. The carrying value of wholesale finance receivables approximates fair value because they are either short-term or have interest rates that adjust with changes in market interest rates.

The fair value of investment in retained securitization interests is estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables Held for Sale - The carrying value of finance receivables held for sale approximates fair value as finance receivables held for sale are held for only a short period of time prior to being securitized.

Finance Debt -The carrying value of debt provided under the credit facilities approximates fair value since the interest rates charged under this facility are tied directly to market rates and fluctuate as market rates change. The carrying value of commercial paper approximates fair value due to their short maturity.

Medium-term notes are carried at fair value and include a fair value adjustment due to the interest rate swap agreement which effectively converts the majority of the notes from a fixed to a floating interest rate.

The carrying value of senior subordinated notes approximates fair value and is estimated based upon rates currently available for debt with similar terms and remaining maturities.

Foreign Currency Contracts - During 2005 and 2004, the Company utilized foreign currency contracts to hedge its sales transactions denominated in the euro. The foreign currency contracts were designated as cash flow hedges and generally had lives less than one year. The Company bases the fair value of its foreign currency contracts on quoted market prices. Information related to the Company’s foreign currency contracts as of December 31 is as follows (in millions):

	2005	2004
Euro value	€150.0	€235.0
Notional U.S. dollar value	$186.9	$284.7
Fair value of contracts recorded as current assets (liabilities)	$7.7	$(34.7)
Unrealized gain (loss) recorded in accumulated other comprehensive income (loss), net of tax	$4.1	$(20.4)

During 2005 and 2004, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was insignificant. The total net unrealized loss, net of taxes, related to foreign currency contracts reclassified to earnings during 2005 was $5.4 million. The Company expects that the unrealized gains, net of taxes, as of December 31, 2005, of $4.1 million will be reclassified to earnings within one year.

Interest Rate Swaps – Securitization Transactions - During 2005 and 2004, HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions. These interest rate derivatives are designated as cash flow hedges and generally have a life of less than six months. Information related to these swap agreements as of December 31 is as follows (in millions):

	2005	2004
Notional value	$226.2	$323.0
Fair value of swaps recorded as current (liabilities) assets	$(0.4)	$0.9
Unrealized (loss) gain recorded in accumulated other comprehensive income (loss), net of tax	$(0.2)	$0.5

During 2005 and 2004, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was insignificant. Unrealized gains of $0.5 million, net of taxes, as of December 31, 2004, were reclassified to earnings during 2005 upon the sale of the respective retail motorcycle loans. HDFS expects to reclassify $0.2 million of the unrealized losses, net of taxes, as of December 31, 2005, to earnings within one year when HDFS completes a securitization of retail motorcycle loans.

Interest Rate Swaps – Commercial Paper - HDFS has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for periods of four years, ending in 2007 and 2008. The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense. As of December 31, 2005 and 2004, the agreements were designated as cash flow hedges. Information related to the swap agreements as of December 31 is as follows (in millions):

	2005	2004
Notional value	$200.0	$200.0
Fair value of swap recorded as current assets	$7.6	$5.8
Unrealized gain recorded in accumulated other comprehensive income (loss), net of tax	$4.8	$3.7

During 2005 and 2004, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was insignificant. Unrealized gains of $1.2 million, net of taxes, as of December 31, 2004, were reclassified to earnings during 2005 upon payment of the related interest. HDFS expects to reclassify $3.0 million of the unrealized gains, net of taxes, as of December 31, 2005, to earnings within one year. The unrealized gains will be offset by the payment of variable interest associated with the floating rate debt.

Interest Rate Swaps – Medium-Term Notes - During 2005 and 2003, HDFS entered into interest rate swap agreements that effectively convert a portion of its fixed-rate debt to a floating-rate basis for a period of five years. The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense. As of December 31, 2005 and 2004, the agreements were designated as fair value hedges. During 2005 and 2004, the hedges were highly effective and, as a result, there was no ineffectiveness recognized on these hedges during the year. Information related to these swap agreements as of December 31 is as follows (in millions):

	2005	2004
Notional value	$550.0	$400.0
Fair value of swap recorded as current liabilities	$(14.7)	$(5.0)

No ready market exists for swaps utilized by HDFS. Fair value is determined by an independent third party using established valuation methods.

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

The Financial Services segment consists of Harley-Davidson Financial Services. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers. HDFS conducts business in the United States, Canada and Europe.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2005	2004	2003
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$5,342,214	$5,015,190	$4,624,274
Financial Services income	331,618	305,262	279,459
	$5,673,832	$5,320,452	$4,903,733
Income from operations:
Motorcycles	$1,299,865	$1,189,519	$996,889
Financial Services	191,620	188,600	167,873
General corporate expenses	(21,474)	(16,628)	(15,498)
	$1,470,011	$1,361,491	$1,149,264

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Corporate	Consolidated
2005
Identifiable assets	$1,845,802	$2,363,235	$1,046,172	$5,255,209
Depreciation	198,833	6,872	—	205,705
Net capital expenditures	188,078	10,311	—	198,389

2004
Identifiable assets	$1,646,251	$2,223,796	$1,613,246	$5,483,293
Depreciation	206,420	7,536	156	214,112
Net capital expenditures	188,122	25,171	257	213,550

2003
Identifiable assets	$1,778,566	$1,821,142	$1,323,380	$4,923,088
Depreciation	191,118	5,555	245	196,918
Net capital expenditures	219,592	7,263	375	227,230

Geographic Information

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2005	2004	2003
Motorcycles net revenue (a):
United States	$4,304,865	$4,097,882	$3,807,707
Europe	530,124	477,962	419,052
Japan	192,268	192,720	173,547
Canada	143,204	136,721	134,319
Other foreign countries	171,753	109,905	89,649
	$5,342,214	$5,015,190	$4,624,274
Financial Services income(a):
United States	$308,341	$283,837	$260,551
Europe	9,135	9,538	8,834
Canada	14,142	11,887	10,074
	$331,618	$305,262	$279,459
Long-lived assets (b):
United States	$1,450,278	$1,246,808	$1,400,772
Other foreign countries	38,002	44,300	41,804
	$1,488,280	$1,291,108	$1,442,576

(a) Net revenue and income is attributed to geographic regions based on location of customer.

(b)    Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

13. Related Party Transactions

The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. During 2005, 2004 and 2003, the Company recorded revenue and financial services income from Deeley Imports of $145.1 million, $137.6 million and $135.2 million, respectively, and had accounts receivables balances due from Deeley Imports of $14.8 million and $13.1 million at December 31, 2005 and 2004, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 27,	Mar 28,	June 26,	June 27,	Sep 25,	Sep 26,	Dec 31	Dec 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Net revenue	$1,235.5	$1,165.7	$1,333.3	$1,327.8	$1,431.2	$1,300.7	$1,342.2	$1,221.0
Gross profit	464.3	440.1	500.4	503.4	561.3	494.6	514.5	461.4
Income before taxes	352.3	317.2	368.0	383.3	410.8	355.0	356.7	323.9
Net income	$227.2	$204.6	$237.4	$247.2	$265.0	$229.0	$230.0	$209.0

Earnings per common share:
Basic	$.78	$.69	$.85	$.84	$.97	$.78	$.84	$.71
Diluted	$.77	$.68	$.84	$.83	$.96	$.77	$.84	$.71

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President, Treasurer and Acting Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President, Treasurer and Acting Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                Directors and Executive Officers of the Registrant

The information included or to be included in the Company’s definitive proxy statement for the 2006 annual meeting of shareholders, which will be filed on or about March 27, 2006 (the Proxy Statement) under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” is incorporated by reference herein.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2005.

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders:
Management employees	6,614,919	$44.80	12,521,368

Equity compensation plans not submitted to shareholders:
Union employees - Kansas City, MO	7,669	$21.19	24,468
York, PA	133,520	$38.88	51,375
Non employees - Board of Directors	29,300	$38.27	127,010
	170,489	$37.98	202,853
Total all plans	6,785,408	$44.63	12,724,221

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a) 1 and 2]

Consolidated statements of income for each of the three years in the period ended December 31, 2005

Consolidated balance sheets at December 31, 2005 and 2004

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2005

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2005

Notes to consolidated financial statements

Consolidated financial statement schedules for each of the three years in the period ended December 31, 2005

II - Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIST OF EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

3.1	Restated Articles of Incorporation

3.2	By-Laws as amended April 30, 2005

4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000

4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC

4.3

Harley-Davidson Financial Services $1.1 Billion Five-Year Revolving Credit Facility (the Registrant has instruments that define the rights of holders of long-term debt that are not being filed with this Annual Report in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments)

4.4

Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein

10.2*	Harley-Davidson, Inc 1995 Stock Option Plan as amended through February 15, 2006.

10.3*	Harley-Davidson, Inc. Director Stock Plan

10.4*	Form of Transition Agreement between the Registrant and Ms. Lione and Ms. Zarcone and each of Messrs. Bleustein, Brostowitz, Eberle, Hutchinson, McCaslin, Sutton and Ziemer

10.5*	Deferred Compensation Plan

10.6*	Form of Life Insurance Agreement between the Registrant and Ms. Lione and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione

10.7*	Harley-Davidson, Inc. Corporate Short Term Incentive Plan as amended April 24, 2004

*       Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit No.	Description

10.8*	Form of Severance Benefits Agreement between the Registrant and Ms Bischmann and Ms. Lione and each of Messrs. Bleustein, Brostowitz, Eberle, Flickinger, Hutchinson, McCaslin, Sutton and Ziemer

10.9*	Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Mssrs. Bleustein, McCaslin and Ziemer

10.10*	Harley-Davidson Pension Benefit Restoration Plan

10.11*	Description of Post-Retirement Life Insurance Equivalent

10.12	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan

10.13*	Employment Agreement between the Registrant and Ms. Zarcone

10.14	2001 York Hourly- Paid Employees Stock Option Plan

10.15*	Deferred Long-Term Incentive Plan approved May 4, 2002

10.16*	Director Compensation Policy effective May 3, 2003

10.17*	Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003

10.18*	Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999

10.19*	Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002

10.20*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended on February 15, 2006

10.21*

Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended February 14, 2006

10.22*

Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended February 14, 2006

*       Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit No.	Description

10.23*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended February 14, 2006

10.24*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended February 14, 2006

10.25*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.26*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.27*	Harley-Davidson, Inc. Employee Short-Term Incentive Plan

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

*       Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004 and 2003

(In thousands)

Classification	Balance at Beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
Accounts receivable- Allowance for doubtful accounts:

2005	$10,295	$(1,330)	$(473)	$8,492

2004	$9,368	2,462	(1,535)	10,295

2003	4,259	6,485	(1,376)	9,368

Finance receivables- Allowance for doubtful accounts:

2005	$30,277	$3,263	$(7,375)	$26,165

2004	31,311	3,070	(4,104)	30,277

2003	31,045	4,076	(3,810)	31,311

Inventories- Allowance for obsolescence(2):

2005	$14,451	$7,597	$(5,379)	$16,669

2004	$16,956	$8,410	$(10,915)	$14,451

2003	17,150	8,311	(8,505)	16,956

(1)                      Deductions represent amounts written off to the reserve, net of recoveries. Included in the Finance receivables recoveries are $1.8 million, $3.7 million and $1.3 million of recoveries in 2005, 2004 and 2003, respectively, received by HDFS from HDMC. These recoveries relate to certain guarantees provided by HDMC on wholesale loans to European Harley-Davidson dealers. At December 31, 2005, 2004 and 2003, HDMC has $0.3 million, $3.3 million and $3.5 million, respectively, included in the accounts receivable allowance for doubtful accounts related to outstanding guarantees.

(2)                      Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2006.

HARLEY-DAVIDSON, INC.

By: /S/ James L. Ziemer
James L. Ziemer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2006.

Name	Title

/S/ James L. Ziemer	President and Chief Executive Officer and Director
James L. Ziemer	(Principal executive officer)

/S/ James M. Brostowitz	Vice-President and Treasurer and Acting Chief Financial Officer
James M. Brostowitz	(Principal financial and accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Jeffrey L. Bleustein	Chairman and Director
Jeffrey L. Bleustein

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ George L. Miles	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws as amended April 30, 2005 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on form 8-K filed May 5, 2005 (File No. 1-9183))

4.1

Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2

Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

4.3

Harley-Davidson Financial Services $1.1 Billion Five-Year Revolving Credit Facility (the Registrant has instruments that define the rights of holders of long-term debt that are not being filed with this Annual Report in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 (File No. 1-9183))

4.4

Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee

10.1*	Form of Employment Agreement between the Registrant and Mr. Bleustein (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-5871))

10.2*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through February 15, 2006

10.3*	Harley-Davidson, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

Exhibit No.	Description

10.4*

Form of Transition Agreement between the Registrant and Ms. Lione and Ms. Zarcone and each of Messrs. Bleustein, Brostowitz, Eberle, Hutchinson, McCaslin, Sutton and Ziemer. (incorporated herein by reference to Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.5*	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.6*

Form of Life Insurance Agreement between the Registrant and Ms. Lione and each of Messrs. Bleustein, Brostowitz, Hutchinson, McCaslin and Ziemer and Ms. Lione (incorporated herein by reference from Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.7*

Harley-Davidson, Inc. Corporate Short Term Incentive Plan as amended April 24, 2004 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2004 (File No. 1-9183))

10.8*

Form of Severance Benefits Agreement between the Registrant and Ms. Bischmann and Ms. Lione. and each of Messrs. Bleustein, Brostowitz, Eberle, Flickinger, Hutchinson, McCaslin, Sutton and Ziemer (incorporated herein by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.9*

Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. Bleustein, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.10*

Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.11*

Description of Post-Retirement Life Insurance Equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

Exhibit No.	Description

10.12	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-8 (File No. 333-75347))

10.13*

Employment Agreement between the Registrant and Ms. Zarcone (incorporated herein by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))

10.14

2001 York Hourly- Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.15*

Deferred Long-Term Incentive Plan approved May 4, 2002 (incorporated herein by reference from Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.16*

Director Compensation Policy effective May 3, 2003 (incorporated herein by reference from Exhibit 10.18 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 (File No. 1-9183))

10.17*

Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-9183))

10.18*

Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated March 30, 1999 (incorporated herein by reference from Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 1-9183))

10.19*

Amendment to Split Dollar Agreement between HDFS and the Donna Josephine Frett Zarcone Irrevocable Trust dated December 19, 2002 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2002 (File No. 1-9183))

10.20*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended on February 15, 2006

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit No.	Description

10.21*

Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended on February 14, 2006

10.22*

Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended on February 14, 2006

10.23*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended on February 14, 2006

10.24*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended on February 14, 2006

10.25*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.26*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.27*	Harley-Davidson, Inc. Employee Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s form 10-Q filed May 2, 2005 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.