Form 10-Q
period 2006-03-26
HARLEY DAVIDSON INC
filed 2006-05-05
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 26, 2006

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Registrant’s telephone number, including area code) (414) 342-4680

None
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer (X)         Accelerated filer (   )         Non-accelerated filer (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 27, 2006: 268,647,706 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index For
the Quarter Ended March 26, 2006

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
Part II.	Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	30
Signatures		31
Exhibit Index		32

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 26, 2006	March 27, 2005
Net revenue	$1,285,090	$1,235,464
Cost of goods sold	791,876	771,181

Gross profit	493,214	464,283
Financial services income	95,901	88,812
Financial services expense	44,270	35,253

Operating income from financial services	51,631	53,559
Selling, administrative and engineering expense	185,659	172,700

Income from operations	359,186	345,142
Investment income and other, net	7,317	7,129

Income before provision for income taxes	366,503	352,271
Provision for income taxes	131,940	125,056

Net income	$234,563	$227,215

Earnings per common share:
Basic	$0.86	$0.78
Diluted	$0.86	$0.77
Cash dividends per common share	$0.18	$0.125

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 26, 2006	December 31, 2005	March 27, 2005
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,464	$140,975	$200,379
Marketable securities	915,434	905,197	1,184,148
Accounts receivable, net	148,561	122,087	146,199
Finance receivables held for sale	131,389	299,373	222,802
Finance receivables held for investment, net	1,546,417	1,342,393	1,386,665
Inventories	256,788	221,418	246,875
Other current assets	103,953	113,794	93,216

Total current assets	3,299,006	3,145,237	3,480,284
Finance receivables held for investment, net	625,664	600,831	531,250
Property, plant and equipment, net	992,328	1,011,612	1,008,591
Prepaid pension costs	356,791	368,165	151,877
Goodwill	56,892	56,563	58,437
Other assets	69,166	72,801	75,334

	$5,399,847	$5,255,209	$5,305,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,840	$270,614	$292,033
Accrued expenses and other liabilities	506,836	397,525	509,492
Current portion of finance debt	93,610	204,973	264,360

Total current liabilities	935,286	873,112	1,065,885
Finance debt	1,000,000	1,000,000	800,000
Postretirement healthcare benefits	64,573	60,975	51,297
Other long-term liabilities	235,400	237,517	117,754
Commitments and contingencies (Note 8)
Total shareholders’ equity	3,164,588	3,083,605	3,270,837

	$5,399,847	$5,255,209	$5,305,773

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net income	$234,563	$227,215
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	54,232	53,325
Provision for long-term employee benefits	24,482	12,112
Provision for share-based payments	5,289	7,020
Gain on current year securitizations	(8,647)	(19,201)
Net change in wholesale finance receivables	(201,948)	(191,108)
Origination of retail finance receivables held for sale	(604,924)	(527,040)
Collections on retail finance receivables held for sale	25,749	30,754
Proceeds from securitization of retail finance receivables	723,234	721,974
Contributions to pension and postretirement plans	(2,726)	(109,000)
Other, net	1,553	(2,787)
Net changes in current assets and current liabilities	114,344	74,098

Total adjustments	130,638	50,147

Net cash provided by operating activities	365,201	277,362
Cash flows from investing activities:
Capital expenditures	(36,017)	(39,025)
Origination of finance receivables held for investment	(82,456)	(109,987)
Collections on finance receivables held for investment	62,619	33,137
Collection of retained securitization interests	6,960	26,330
Purchase of marketable securities	(231,773)	(318,838)
Sales and redemptions of marketable securities	222,147	468,683
Other, net	4,373	(2,365)

Net cash (used) provided by investing activities	(54,147)	57,935
Cash flows from financing activities:
Net decrease in finance-credit facilities and
commercial paper	(105,707)	(222,642)
Dividends paid	(48,955)	(36,541)
Purchase of common stock for treasury	(107,065)	(175,796)
Excess tax benefits from share-based payments	1,098	5,699
Issuance of common stock under employee
stock option plans	5,064	19,203

Net cash used by financing activities	(255,565)	(410,077)
Net increase (decrease) in cash and cash equivalents	55,489	(74,780)
Cash and cash equivalents:
At beginning of period	140,975	275,159

At end of period	$196,464	$200,379

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of March 26, 2006 and March 27, 2005 and the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended March 26, 2006 and March 27, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost or market, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	March 26, 2006	December 31, 2005	March 27, 2005
Components at the lower of first-in, first-out
(FIFO) cost or market:
Raw materials and work-in-process	$86,682	$90,955	$75,921
Motorcycle finished goods	103,587	73,736	88,215
Part and accessories and general merchandise	90,809	80,017	105,118

	281,078	244,708	269,254
Excess of FIFO over LIFO	24,290	23,290	22,379

	$256,788	$221,418	$246,875

Net changes in current assets and liabilities included in the statement of cash flows to adjust net income to net cash provided by operating activities was comprised of the following (in thousands):

	Three months ended
	March 26, 2006	March 27, 2005
Accounts receivable, net	($25,710)	($24,866)
Finance receivables - accrued interest and other	169	2,896
Inventories	(33,849)	(19,982)
Accounts payable and accrued expenses	167,583	109,526
Other	6,151	6,524

	$114,344	$74,098

Note 3 – Product Warranty

The Company provides a standard two-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Changes in the Company’s warranty liability were as follows (in thousands):

	Three months ended
	March 26, 2006	March 27, 2005
Balance, beginning of period	$34,319	$39,998
Warranties issued during the period	10,201	9,209
Settlements made during the period	(8,765)	(5,842)
Changes to the liability for pre-existing
warranties during the period	8,517	(2,540)

Balance, end of period	$44,272	$40,825

During the three months ended March 26, 2006, the liability related to warranties issued prior to December 31, 2005 was adjusted to reflect an increase in the estimated cost associated with the second year of the Company’s two-year warranty plan. Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage from one year to two years. The Company has determined, based on actual second year claims data that is now available, that the cost associated with extending the warranty period is higher than originally anticipated.

Note 4 – Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 26, 2006	March 27, 2005
Net revenue	$1,285,090	$1,235,464
Gross profit	493,214	464,283
Operating expenses	180,902	165,426

Operating income from Motorcycles and Related Products	312,312	298,857
Financial Services income	95,901	88,812
Financial Services expense	44,270	35,253

Operating income from Financial Services	51,631	53,559
Corporate expenses	4,757	7,274

Income from operations	$359,186	$345,142

Note 5 – Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 26, 2006	March 27, 2005
Numerator
Net income used in computing basic and diluted
earnings per common share	$234,563	$227,215

Denominator
Denominator for basic earnings per common share -
weighted-average common shares	272,966	293,148
Effect of dilutive securities - employee
stock options and nonvested stock	657	1,013

Denominator for diluted earnings per common share -
adjusted weighted-average common shares outstanding	273,623	294,161

Basic earnings per common share	$0.86	$0.78
Diluted earnings per common share	$0.86	$0.77

Outstanding options to purchase 3.2 million shares of common stock were not included in the Company’s computation of dilutive securities for the quarter ended March 26, 2006 because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

Note 6 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 26, 2006	March 27, 2005
Net income	$234,563	$227,215
Foreign currency translation adjustments	1,104	(5,173)
Changes in net unrealized gains and losses, net of tax:
Retained securitization interest	(8,641)	(1,143)
Derivative financial instruments	(2,044)	13,690
Marketable securities	378	(1,805)

Comprehensive income	$225,360	$232,784

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

	Three months ended
	March 26, 2006	March 27, 2005
Pension and SERPA Benefits
Service cost	$12,190	$10,093
Interest cost	13,110	12,486
Expected return on plan assets	(19,104)	(15,641)
Amortization of unrecognized prior service cost	1,749	1,759
Amortization of unrecognized net loss	4,389	3,265

Net periodic benefit cost	$12,334	$11,962

Postretirement Healthcare Benefits
Service cost	$3,236	$2,634
Interest cost	4,019	3,685
Expected return on plan assets	(2,278)	(1,108)
Amortization of unrecognized prior service cost	(281)	(329)
Amortization of unrecognized net loss	1,629	1,248

Net periodic benefit cost	$6,325	$6,130

During 2006, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year. During 2006, the Company does not expect to make contributions to further pre-fund its pension and postretirement plans.

Note 8 – Commitments and Contingencies

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, Jon R. Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On February 14, 2006, the court ordered the actions consolidated and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and on February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Eastern District of Wisconsin against the Company, the Administrative Committee of Harley-Davidson, Inc., and the following Company employees, officers, and directors:  Harold A. Scott, James M. Brostowitz, James L. Ziemer, Gail A. Lione, Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., and James A. Norling.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court, which was granted, and the Wisconsin Supreme Court will hear this latest appeal.  The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Note 9 – Reclassifications

Prior to December 31, 2005 finance receivables held for sale were not separately classified in the balance sheet; therefore, prior period balances have been reclassified to conform to the current year presentation. In addition, cash flows relating to finance receivables held for sale, which were previously reported in cash flows from investing activities, have been reclassified to cash flows from operating activities to conform to the current year presentation. As a result of the reclassifications, net cash provided by operating activities increased by $225.7 million during the period ended March 27, 2005 offset by a decrease in net cash provided by investing activities in the same amount.

Certain other prior year amounts relating to prepaid pension costs and other assets have also been reclassified to conform to the current year presentation.

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

Overview(1)

The Company’s net revenue for the first quarter of 2006 was $1.29 billion, up 4.0% over the same quarter last year, due primarily to a 3.6% increase in shipments of Harley-Davidson® motorcycles over the first quarter of 2005. Net income and diluted earnings per share also grew during the first quarter of 2006, with increases over the prior year quarter of 3.2% and 11.7%, respectively. The increase in diluted earnings per share includes the benefit of fewer weighted average shares outstanding when compared to the same quarter last year. The decrease in weighted-average shares outstanding was driven primarily by the Company’s repurchase of 20.6 million shares of common stock that occurred during 2005.

The Company’s independent dealer network also reported increases in retail motorcycle unit sales during the first quarter of 2006. Through the first three months of 2006, worldwide retail sales of Harley-Davidson motorcycles were up 6.9% over the same period last year. In the United States, retail sales of Harley-Davidson motorcycles grew 5.8% during the quarter. Internationally, retail sales were up 11.6% over the first quarter of 2005 with increases in Europe and Japan of 6.6% and 16.3%, respectively. Retail sales data is compiled by the Company from sales and warranty registrations provided by the Company’s independent dealers.

The Company’s wholesale shipment target for the second quarter of 2006 is 78,000 Harley-Davidson 2006 model year motorcycles. The Company is also planning to produce 13,000 Harley-Davidson 2007 model year motorcycles during the second quarter. The Company is planning to begin production of its 2007 model year motorcycles in the later part of the second quarter to prepare for the new 2007 model introduction in mid-July 2006; however, these 2007 motorcycles will not be shipped to dealers until the third quarter of 2006. The Company’s wholesale shipment target for calendar year 2006 remains between 348,000 and 352,000 Harley-Davidson motorcycles. The Company believes that the prospects for retail growth remain strong and support a wholesale unit growth rate in the range of 5 to 9 percent annually and an annual EPS growth rate of 11% to 17%.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,”“anticipates,” “expects,” “plans,” or “estimates”or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 5, 2006), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Over the last several years, the Company has been working to increase the availability of its motorcycles at dealers to improve the customer experience. The Company believes that increased availability leads to independent dealers providing wider selections of motorcycles at manufacturer’s suggested retail prices and, as a result, the Company is better positioned to attract retail buyers that are new to the brand or new to the sport of motorcycling. The Company understands that improving the availability of its motorcycles to customers results in retail purchases that will track more closely with the riding season, requiring the Company and its independent dealers to balance the economies of level production with a more seasonal retail sales pattern.

Results of Operations for the Three Months Ended March 26, 2006
Compared to the Three Months Ended March 27, 2005

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overall

For the quarter ended March 26, 2006, net revenue totaled $1.29 billion, a $49.6 million or 4.0% increase over the same period last year. Net income for the first quarter of 2006 was $234.6 million compared to $227.2 million in the first quarter of 2005, an increase of 3.2%. Diluted earnings per share for the first quarter of 2006 was $0.86 representing an 11.7% increase over 2005 first quarter diluted earnings per share of $0.77. Diluted earnings per share during the first quarter of 2006 were positively impacted by a decrease in the weighted-average shares outstanding, which were 273.6 million in the first quarter of 2006 compared to 294.2 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven primarily by the Company’s repurchase of 20.6 million shares of common stock that occurred during 2005. The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended March 26, 2006 and March 27, 2005 (dollars in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	27,537	25,071	2,466	9.8%
Custom motorcycle units*	35,794	34,286	1,508	4.4%
Sportster motorcycle units	16,175	17,359	(1,184)	-6.8%

Harley-Davidson motorcycle units	79,506	76,716	2,790	3.6%
Buell motorcycle units	3,037	2,469	568	23.0%

Total motorcycle units	82,543	79,185	3,358	4.2%

Net Revenue
Harley-Davidson motorcycles	$1,008.5	$979.0	$29.5	3.0%
Buell motorcycles	24.1	20.1	4.0	19.9%

Total motorcycles	1,032.6	999.1	33.5	3.4%
Parts & Accessories	182.9	176.9	6.0	3.4%
General Merchandise	68.6	59.5	9.1	15.3%
Other	1.0	0.0	1.0	N/M

Net revenue	$1,285.1	$1,235.5	$49.6	4.0%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

During the first quarter of 2006, Harley-Davidson motorcycle revenue was up 3.0% from the same quarter last year due primarily to an increase in Harley-Davidson motorcycle shipments of 2,790 units. Harley-Davidson motorcycle revenue also received a modest benefit during the first quarter of 2006 from favorable changes in product mix and higher wholesale prices on its 2006 model year motorcycles. However, the positive revenue impact related to mix and pricing was more than offset by unfavorable changes in foreign currency exchange rates. During the first quarter of 2006, unfavorable changes in foreign currency exchange rates, related primarily to European currencies, resulted in approximately $13.3 million of lower revenue when compared to the same period last year.

During the first quarter of 2006, net revenue from Parts and Accessories (P&A) was up 3.4% over the first quarter of 2005. General Merchandise revenue during the first quarter of 2006 was up 15.3% over the same period last year. On a long-term basis, the Company continues to expect that the growth rate for P&A revenue will be slightly higher than the growth rate for Harley-Davidson motorcycle units and that the growth rate for General Merchandise revenue will be lower than the growth rate for Harley-Davidson motorcycle units.(1)

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles grew 6.9% during the first quarter of 2006 over the same period last year.  Retail sales of Harley-Davidson motorcycles increased 5.8% in the United States and 11.6% internationally, when compared to the first quarter of 2005.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 6.9% in the United States and 4.6% in Europe when compared to the first quarter of 2005. The following table includes retail unit sales of Harley-Davidson motorcycles for first quarters of 2006 and 2005 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)
Heavyweight (651+cc)

	2006	2005	Change
United States	56.8	53.7	5.8%
Europe (b)	6.9	6.5	6.6%
Japan	2.5	2.1	16.3%
Canada	1.8	1.9	-7.1%
All other markets	3.5	2.6	34.4%

Total Retail Sales	71.5	66.8	6.9%

(a)	Data source for retail sales figures shown above is sales and warranty registrations provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.
(b)	Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Motorcycle Industry Retail RegistrationsHeavyweight
(651+cc)

	2006	2005	Change
United States (a)	109.1	102.0	6.9%
Europe (b)	33.3	31.8	4.6%

(a)	U.S. data provided by the Motorcycle Industry Council through March.
(b)	Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom through February.

Gross Profit

Gross profit was $493.2 million for the Motorcycles segment in the first quarter of 2006, an increase of $28.9 million or 6.2% over the same quarter last year. Gross margin for the first quarter of 2006 was 38.4% compared to 37.6% in the first quarter of 2005. During the first quarter of 2006, the increase in gross margin was driven by foreign currency hedging and transaction gains, wholesale price increases and a favorable motorcycle product mix.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the three months ended March 26, 2006 and March 27, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Interest income	$42.4	$34.0	$8.4	24.6%
Income from securitizations	28.7	37.0	(8.3)	-22.4%
Other income	24.8	17.8	7.0	39.3%

Financial services income	95.9	88.8	7.1	8.0%
Interest expense	15.1	8.9	6.2	69.6%
Operating expenses	29.2	26.3	2.9	10.7%

Financial services expense	44.3	35.2	9.1	25.6%

Operating income from financial services	$51.6	$53.6	($2.0)	-3.6%

During the first quarter of 2006, interest income benefited from higher average wholesale outstanding receivables and higher wholesale lending rates as compared to the same period in 2005.  The increase in other income was primarily due to an increase in securitization servicing income and revenues from insurance commissions and related products.  Interest expense was higher in the first quarter of 2006 due to increased borrowings to support higher average outstanding receivables and higher borrowing costs as compared to 2005.

Income from securitizations in the first quarter of 2006 was lower as compared to the first quarter of 2005 due to lower gains on 2006 securitization transactions, partially offset by an increase in income on the investment in retained securitization interests.  During the first quarter of 2006, income on the investment in retained securitization interests was $20.1 million, an increase of $2.3 million over the first quarter of 2005, due primarily to higher income on prior years’ securitization transactions.

During the first quarter of 2006, HDFS sold $730.0 million in retail motorcycle loans through a securitization transaction resulting in a gain of $8.6 million.  This compares with a gain of $19.2 million on $730.0 million of loans securitized during the first quarter of 2005.  The 2006 gain as a percentage of loans sold was 1.2% as compared to 2.6% for 2005.  The 2006 gain as a percentage of the amount of loans securitized was lower than the prior year due to rising market interest rates, increased credit losses on motorcycle loans and the competitive environment for motorcycle lending.

HDFS’ annualized losses on its managed retail motorcycle loans were 1.48% during the first quarter of 2006 compared to 1.38% during the first quarter of 2005. Managed retail loans include loans held by HDFS which are retained on the balance sheet as well as those sold through securitization. The increase in losses was due to lower recoveries, as a percentage of the outstanding loan balance, on repossessed motorcycles and a higher incidence of loss.

Over the long term, the Company expects that the Financial Services operating income growth rate will be slightly higher than the Company’s Harley-Davidson wholesale unit shipment growth rate.(1)

Changes in the allowance for finance credit losses on owned finance receivables during the three months ended March 26, 2006 and March 27, 2005 were as follows (in millions):

	2006	2005
Balance, beginning of period	$26.2	$30.3
Provision for finance credit losses	2.7	(0.5)
Charge-offs, net of recoveries	(1.4)	(1.7)

Balance, end of period	$27.5	$28.1

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended March 26, 2006 and March 27, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycles and Related Products	$180.9	$165.4	$15.5	9.4%
Corporate	4.8	7.3	(2.5)	-34.2%

Total operating expenses	$185.7	$172.7	$13.0	7.5%

The increase in operating expenses during the first quarter of 2006 was driven primarily by a higher provision for future warranty costs associated with the Company’s two-year warranty plan (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

Corporate expenses during the first quarter of 2006 were lower than in the same period last year due to a decrease in executive stock compensation expense. During the first quarter of 2005, stock compensation expense was higher primarily as a result of the accelerated amortization of expense for stock awards granted to the Company’s former Chief Executive Officer.

Total operating expenses, which include selling, administrative and engineering expenses, were 14.4% and 14.0% of net revenue for the first quarters of 2006 and 2005, respectively.

Provision for income taxes

The Company’s effective income tax rate for the first quarter of 2006 was 36.0% compared to 35.5% in the same quarter last year. This increase was due to the expiration of the federal research and development tax credit as of December 31, 2005. The Company expects its annual effective tax rate in 2006 to be 35.5%, assuming the retroactive reinstatement of this tax credit.(1)

Other Matters

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, Jon R. Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On February 14, 2006, the court ordered the actions consolidated and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and on February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Eastern District of Wisconsin against the Company, the Administrative Committee of Harley-Davidson, Inc., and the following Company employees, officers, and directors:  Harold A. Scott, James M. Brostowitz, James L. Ziemer, Gail A. Lione, Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., and James A. Norling.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court, which was granted, and the Wisconsin Supreme Court will hear this latest appeal.  The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of March 26, 2006

The Company’s financial condition and cash-generating capability are fundamental strengths and provide substantial flexibility in meeting the operating, investing and financing needs of the Company.(1) This flexibility allows the Company to pursue its growth strategies and to enhance shareholder value through repurchasing common stock and paying dividends.  The Company also has a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of HDFS.

Cash and Marketable Securities

Cash and marketable securities totaled $1.11 billion as of the end of the first quarter 2006 compared to $1.05 billion as of December 31, 2005. This increase was driven by cash flow from operations and includes the impact of cash outflows for common stock repurchases and an increased dividend payment, which are discussed in more detail below.  The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities with contractual maturities of approximately 1 year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $365.2 million of cash from operating activities during the first quarter of 2006 compared to $277.4 million in the first quarter of 2005.  In 2005, first quarter cash flows from operating activities included the impact of Company payments totaling $109.0 million to pre-fund pension and postretirement healthcare benefits.

The Company’s cash flow from operating activities includes cash flows related to finance receivables held for sale.  Prior to December 2005, the Company classified the cash flow effects of finance receivables held for sale as an investing activity in its Statements of Cash Flows.  All related 2005 first quarter amounts have been reclassified to conform to the current presentation.  The effect of the reclassification on 2005 first quarter net cash provided by operating activities and net cash used in investing activities is summarized in Note 9 of the Notes to Condensed Consolidated Financial Statements.

During the first quarters of 2006 and 2005, HDFS originated $604.9 million and $527.0 million, respectively, of finance receivables held for sale.  Collections on finance receivables held for sale and proceeds from the sale of finance receivables resulted in cash inflows of $749.0 million and $752.7 million during the first quarters of 2006 and 2005, respectively.

Investing Activities

Net cash used by investing activities was $54.1 million during the first three months of 2006, compared to a cash inflow of $57.9 million during the same period last year. The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and net changes in marketable securities.

Capital expenditures were $36.0 million and $39.0 million during the first three months of 2006 and 2005, respectively. The Company estimates that total capital expenditures in 2006 will be in the range of $250 million to $275 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2006 with internally generated funds.(1)

Increases in marketable securities balances in 2006 resulted in a reduction to cash of $9.6 million during the first three months of 2006. Sales and redemptions of marketable securities net of purchases provided $149.8 million of cash during the first quarter of 2005.

During the first three months of 2006 and 2005, net changes in finance receivables held for investment resulted in investing cash outflows of $19.8 million and $76.9 million, respectively.

Financing Activities

The Company’s financing activities consist primarily of stock transactions, dividend payments and finance debt activity. Net cash used in financing activities during the first three months of 2006 and 2005 was $255.6 million and $410.1 million, respectively.

During the first quarter of 2006, the Company repurchased 2.1 million shares of its common stock at a total cost of $107.1 million. The Company repurchased these shares under a general authorization provided by the Company’s Board of Directors in April 2005 to buy back 20.0 million shares. A total of 17.9 million shares remained under this authorization as of March 26, 2006. The Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options. Please see Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional detail regarding the Company’s 2006 first quarter share repurchase activity and authorizations. During the first three months of 2005, the Company repurchased 2.9 million shares of its common stock at a total cost of $175.8 million. The Company repurchased 2.3 million shares under a general authorization provided by the Company’s Board of Directors in 2004. The remaining 0.6 million shares were repurchased under the Company’s continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.

The Company paid dividends of $.18 per share at a total cost of $49.0 million during the first quarter of 2006, compared to dividends of $.125 per share totaling $36.5 million during the same period last year.

In addition to operating cash flow and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of March 26, 2006 and March 27, 2005 (in millions):

	2006	2005
Commercial paper	$314.4	$483.1
Borrowings under credit facilities	169.7	164.7

	484.1	647.8
Medium-term notes	579.5	386.6
Senior subordinated debt	30.0	30.0

Total finance debt	$1,093.6	$1,064.4

Credit Facilities — HDFS has a $1.10 billion revolving credit facility (Global Credit Facility) due September 2009. Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper — Subject to limitations, HDFS may issue up to $1.10 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion as of March 26, 2006.

Medium-Term Notes — HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.0% medium-term notes outstanding which are due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of March 26, 2006, the Notes included a fair value adjustment that reduced the balance by $20.4 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt — HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in 2007.

Intercompany Borrowing — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of March 26, 2006 and March 27, 2005, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

HDFS is subject to various operating and financial covenants related to the Global Credit Facility and the Notes and remained in compliance with all such covenants at March 26, 2006.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capacity of its distributor and dealer network; (viii) prepare for and manage changes resulting from requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) adjust to worldwide economic and political conditions, including changes in fuel prices and interest rates; (xi) manage the credit quality and recovery rates of HDFS’s loan portfolio; (xii) retain and attract talented employees and (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation. In addition, the Company could experience delays in the operation of manufacturing facilities as a result of work stoppages, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

In addition, see “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 which includes a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2005 Annual Report on Form 10-K for the year December 31, 2005.

Item 4. Controls and Procedures

Disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin against the Company and some or all of the following Company officers: Jeffrey L. Bleustein, James M. Brostowitz, Jon R. Flickinger, John A. Hevey, Ronald M. Hutchinson, Gail A. Lione, James A. McCaslin, W. Kenneth Sutton, Jr., Donna F. Zarcone and James L. Ziemer. The complaints allege securities law violations and seek unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On February 14, 2006, the court ordered the actions consolidated and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company:  Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and on February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the United States District Court for the Eastern District of Wisconsin against the Company, the Administrative Committee of Harley-Davidson, Inc., and the following Company employees, officers, and directors:  Harold A. Scott, James M. Brostowitz, James L. Ziemer, Gail A. Lione, Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., and James A. Norling.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines, and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court, which was granted, and the Wisconsin Supreme Court will hear this latest appeal.  The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.0 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

Item 1A. Risk Factors

Refer to Item 1A of the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 26, 2006:

2006 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
Jan 1 to Jan 29	5	$52.93	--	22,975,667
Jan 30 to Feb 26	2,071,347	$51.69	2,071,300	20,992,953
Feb 27 to Mar 26	--	--	--	21,014,957

Total	2,071,352	$51.69	2,071,300

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase shares under this authorization during the first quarter ended March 26, 2006.

In addition, on April 30, 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of March 26, 2006, a total of 2,071,300 shares had been repurchased under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2006, the Company acquired 52 shares of common stock that were presented to the Company by employees to satisfy withholding taxes in connection with the vesting of nonvested (restricted) stock awards.

Item 6. Exhibits

Refer to the Exhibit Index on page 32 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: May 5, 2006	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2006	/s/ James M. Brostowitz
James M. Brostowitz
Vice President and Treasurer
(Principal Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit
Number

10.1*	Form of Transition Agreement dated March 6, 2006 between the Registrant and Mr. Bergmann

10.2*	Form of Severance Benefits Agreement dated March 6, 2006 between the Registrant and Mr. Bergmann

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350

* Represents a management contract or compensatory plan, contract, or arrangement in which a director or named executive officer of the company participated