Form 10-Q
period 2006-06-25
HARLEY DAVIDSON INC
filed 2006-07-31
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 25, 2006

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 27, 2006: 262,219,182 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended June 25, 2006

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
Part II.	Other Information
Item 1.	Legal Proceedings	31-33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33-34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits	35
Signatures		36
Exhibit Index		37

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net revenue	$1,377,047	$1,333,264	$2,662,137	$2,568,728
Cost of goods sold	860,721	832,830	1,652,597	1,604,011

Gross profit	516,326	500,434	1,009,540	964,717
Financial services income	98,567	85,302	194,468	174,114
Financial services expense	42,310	34,281	86,580	69,534

Operating income from financial services	56,257	51,021	107,888	104,580
Selling, administrative and engineering expense	198,109	188,096	383,768	360,796

Income from operations	374,474	363,359	733,660	708,501
Investment income and other, net	5,885	4,689	13,202	11,818

Income before provision for income taxes	380,359	368,048	746,862	720,319
Provision for income taxes	136,929	130,657	268,869	255,713

Net income	$243,430	$237,391	$477,993	$464,606

Earnings per common share:
Basic	$0.91	$0.85	$1.77	$1.62
Diluted	$0.91	$0.84	$1.77	$1.62
Cash dividends per common share	$0.21	$0.16	$0.39	$0.285

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) June 25, 2006	December 31, 2005	(Unaudited) June 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$391,967	$140,975	$319,720
Marketable securities	612,508	905,197	416,202
Accounts receivable, net	150,526	122,087	138,413
Finance receivables held for sale	233,167	299,373	212,836
Finance receivables held for investment, net	1,101,587	1,342,393	1,021,490
Inventories	292,757	221,418	225,778
Other current assets	114,613	113,794	102,578

Total current assets	2,897,125	3,145,237	2,437,017
Finance receivables held for investment, net	678,938	600,831	564,526
Property, plant and equipment, net	992,271	1,011,612	990,453
Prepaid pension costs	345,418	368,165	141,639
Goodwill	57,687	56,563	57,005
Other assets	71,890	72,801	75,418

	$5,043,329	$5,255,209	$4,266,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305,740	$270,614	$269,848
Accrued expenses and other liabilities	433,770	397,525	358,847
Current portion of finance debt	34,605	204,973	7,994

Total current liabilities	774,115	873,112	636,689
Finance debt	1,000,000	1,000,000	800,000
Postretirement healthcare benefits	67,801	60,975	54,652
Other long-term liabilities	233,580	237,517	140,433
Commitments and contingencies (Note 9)
Total shareholders’ equity	2,967,833	3,083,605	2,634,284

	$5,043,329	$5,255,209	$4,266,058

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 25, 2006	June 26, 2005
Net cash provided by operating activities (Note 3)	$828,783	$785,350
Cash flows from investing activities:
Capital expenditures	(89,124)	(75,430)
Origination of finance receivables held for investment	(189,929)	(158,488)
Collections on finance receivables held for investment	135,444	81,414
Collection of retained securitization interests	26,227	53,751
Purchase of marketable securities	(426,182)	(491,984)
Sales and redemptions of marketable securities	719,805	1,412,523
Other, net	1,719	(9,934)

Net cash provided by investing activities	177,960	811,852
Cash flows from financing activities:
Net decrease in finance-credit facilities and
commercial paper	(161,437)	(485,085)
Dividends	(104,494)	(80,486)
Purchase of common stock for treasury	(499,543)	(1,014,645)
Excess tax benefits from share-based payments	1,547	6,171
Issuance of common stock under employee
stock option plans	8,176	21,404

Net cash used by financing activities	(755,751)	(1,552,641)
Net increase in cash and cash equivalents	250,992	44,561
Cash and cash equivalents:
At beginning of period	140,975	275,159

At end of period	$391,967	$319,720

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included herein have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of June 25, 2006 and June 26, 2005, the condensed consolidated statements of income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 – New Accounting Standard

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto.

Note 3 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost or market, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	June 25, 2006	December 31, 2005	June 26, 2005
Components at the lower of first-in, first-out
(FIFO) cost or market:
Raw materials and work-in-process	$95,356	$90,955	$81,406
Motorcycle finished goods	137,282	73,736	74,421
Parts and accessories and general merchandise	84,409	80,017	92,480

	317,047	244,708	248,307
Excess of FIFO over LIFO	24,290	23,290	22,529

	$292,757	$221,418	$225,778

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net income	$477,993	$464,606
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	108,017	106,474
Provision for employee long-term benefits	43,811	27,334
Stock compensation expense	11,540	14,148
Gain on current year securitizations	(19,518)	(33,170)
Net change in wholesale finance receivables	257,545	127,946
Origination of retail finance receivables held for sale	(1,560,469)	(1,323,590)
Collections on retail finance receivables held for sale	47,512	62,270
Proceeds from securitization of retail finance receivables	1,514,602	1,484,939
Contributions to pension and postretirement plans	(5,822)	(109,000)
Other, net	6,116	18,232
Changes in current assets and liabilities:
Accounts receivable, net	(25,881)	(17,081)
Finance receivables - accrued interest and other	(14,192)	5,279
Inventories	(67,629)	1,117
Accounts payable and accrued expenses	60,182	(42,496)
Other	(5,024)	(1,658)

Total adjustments	350,790	320,744

Net cash provided by operating activities	$828,783	$785,350

Note 4 – Product Warranty and Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced. Changes in the Company’s warranty and product recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Balance, beginning of period	$49,717	$45,359	$43,073	$44,868
Warranties issued during the period	10,382	9,256	20,983	18,465
Settlements made during the period	(12,172)	(8,387)	(24,246)	(14,565)
Recalls and changes to pre-existing
warranty liabilities	4,988	635	13,105	(1,905)

Balance, end of period	$52,915	$46,863	$52,915	$46,863

During the three and six month periods ended June 25, 2006, the liability related to warranties issued prior to December 31, 2005 was adjusted to reflect an increase in the estimated cost associated with the second year of the Company’s two-year warranty plan. Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage from one year to two years. The Company has determined, based on data that is now available, that the cost associated with extending the warranty period is higher than originally anticipated. The liability for product recall campaigns was $5.5 million and $4.8 million as of June 25, 2006 and June 26, 2005, respectively.

Note 5 – Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net revenue	$1,377,047	$1,333,264	$2,662,137	$2,568,728
Gross profit	516,326	500,434	1,009,540	964,717
Operating expenses	191,358	181,084	372,260	346,510

Operating income from Motorcycles	324,968	319,350	637,280	618,207
Financial Services income	98,567	85,302	194,468	174,114
Financial Services expense	42,310	34,281	86,580	69,534

Operating income from Financial Services	56,257	51,021	107,888	104,580
Corporate expenses	6,751	7,012	11,508	14,286

Income from operations	$374,474	$363,359	$733,660	$708,501

Note 6 – Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Numerator
Net income used in computing basic and diluted
earnings per common share	$243,430	$237,391	$477,993	$464,606

Denominator
Denominator for basic earnings per common share -
weighted-average common shares	267,487	280,577	270,133	286,685
Effect of dilutive securities - employee
stock options and nonvested stock	643	604	650	808

Denominator for diluted earnings per common share -
adjusted weighted-average common shares outstanding	268,130	281,181	270,783	287,493

Basic earnings per common share	$0.91	$0.85	$1.77	$1.62
Diluted earnings per common share	$0.91	$0.84	$1.77	$1.62

Outstanding options to purchase 3.7 million and 3.3 million shares of common stock for the three months ended June 25, 2006 and June 26, 2005, respectively, and 3.4 million and 1.8 million shares of common stock for the six months ended June 25, 2006 and June 26, 2005, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

Note 7 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net income	$243,430	$237,391	$477,993	$464,606
Foreign currency translation adjustments	5,537	(6,834)	6,641	(12,007)
Changes in net unrealized gains and losses, net of tax:
Retained securitization interest	(6,862)	(4,468)	(15,503)	(5,611)
Derivative financial instruments	(1,053)	8,651	(3,097)	22,341
Marketable securities	200	1,701	578	(104)

Comprehensive income	$241,252	$236,441	$466,612	$469,225

Note 8 – Employee Benefit Plans

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

	Three months ended		Six months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Pension and SERPA Benefits
Service cost	$12,190	$10,093	$24,380	$20,186
Interest cost	13,110	12,486	26,220	24,972
Expected return on plan assets	(19,104)	(15,641)	(38,208)	(31,282)
Amortization of unrecognized prior service cost	1,749	1,759	3,498	3,518
Amortization of unrecognized net loss	4,389	3,265	8,778	6,530

Net periodic benefit cost	$12,334	$11,962	$24,668	$23,924

Postretirement Healthcare Benefits
Service cost	$3,236	$2,634	$6,472	$5,268
Interest cost	4,019	3,685	8,038	7,370
Expected return on plan assets	(2,278)	(1,108)	(4,556)	(2,216)
Amortization of unrecognized prior service cost	(281)	(329)	(562)	(658)
Amortization of unrecognized net loss	1,629	1,248	3,258	2,496

Net periodic benefit cost	$6,325	$6,130	$12,650	$12,260

During the remainder of 2006, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year. The Company does not expect to make contributions in 2006 to further pre-fund its pension and postretirement plans.

Note 9 – Commitments and Contingencies

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

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.7 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2012. Response Costs related to ground water remediation may continue for some time beyond 2012. However, these Response Costs are expected to be much lower than those related to the remediation of soil.

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million. Based on the environmental studies performed, the Company does not expect to incur any material expenditures under this indemnification.

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

Note 10 – Reclassifications

Prior to December 31, 2005, finance receivables held for sale were not separately classified in the balance sheet; therefore, prior period balances have been reclassified to conform to the current year presentation. In addition, cash flows relating to finance receivables held for sale, which were previously reported in cash flows from investing activities, have been reclassified to cash flows from operating activities to conform to the current year presentation. As a result of the reclassifications, net cash provided by operating activities increased by $223.6 million during the period ended June 26, 2005 offset by a decrease in net cash provided by investing activities in the same amount.

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

Overview(1)

The Company’s net revenue for the second quarter of 2006 was $1.38 billion, up 3.3% over the same quarter last year, due primarily to a 3.5% increase in shipments of Harley-Davidson® motorcycles over the second quarter of 2005. The Company’s independent dealer network also reported increases in retail motorcycle unit sales during the second quarter of 2006.

For the second quarter of 2006, worldwide dealer retail sales of Harley-Davidson motorcycles were up 10.0% over the same period last year. In the United States, retail sales of Harley-Davidson motorcycles grew 8.1% during the second quarter of 2006 when compared to the same quarter last year. Internationally, retail sales were up 17.3% over the second quarter of 2005 with increases in Europe and Japan of 15.6% and 15.8%, respectively. The Company believes that the continued momentum in international dealer retail sales is due in part to the strategies that it has been implementing over the last couple of years such as improvements within the international dealer base, enhanced marketing programs, and a more effective and efficient distribution of motorcycles worldwide.

During the twelve month period ended June 2006, Harley-Davidson dealers have delivered a worldwide retail sales growth rate of 8.6% over the same twelve months in the prior years. The Company continues to be pleased with worldwide retail sales and believes its dealers are positioned to continue this retail momentum. At the same time, the Company continues to monitor the strength of the economy and its impact on the Company’s business.

The Company believes that a significant part of the Company’s independent dealers’ success depends on the selection of products they are able to offer customers. Over the last several years, the Company has been working to increase the range and availability of its motorcycles at dealers to improve the customer experience. The Company believes that increased availability leads to dealers providing wider selections of motorcycles at manufacturer’s suggested retail prices and, as a result, the Company is better positioned to attract retail buyers that are new to the brand or new to the sport of motorcycling.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (July 31, 2006), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

In addition, starting in July 2006, independent dealers will be offering the Company’s new 2007 model year motorcycles including the new larger Twin Cam 96TM engine and six-speed transmission for all Touring, Softail® and Dyna TM motorcycles, the addition of electronic fuel injection on all Sportster® models, and a number of new models and other features. The worldwide average wholesale and manufacturer’s suggested retail prices on 2007 model year motorcycles are approximately 1% higher than prices on 2006 model year motorcycles.

The Company’s wholesale shipment target for the third quarter of 2006 is 97,000 Harley-Davidson motorcycles. The 2006 third quarter shipment target represents a 10.7% increase over shipments in the third quarter of last year and would result in a 6.2% increase in shipments for the first nine months of 2006 as compared to 2005. The Company’s wholesale shipment target for calendar year 2006 remains between 348,000 and 352,000 Harley-Davidson motorcycles. The Company believes that the prospects for retail growth remain strong and support a wholesale unit shipment growth rate in the range of 5% to 9% annually and an annual earnings per share growth rate of 11% to 17%.

Results of Operations for the Three Months Ended June 25, 2006
Compared to the Three Months Ended June 26, 2005

Overall

For the quarter ended June 25, 2006, net revenue totaled $1.38 billion, a $43.7 million or 3.3% increase over the same period last year. Net income for the second quarter of 2006 was $243.4 million compared to $237.4 million in the second quarter of 2005, an increase of 2.5%. Diluted earnings per share for the second quarter of 2006 were $0.91 representing an 8.3% increase over 2005 second quarter diluted earnings per share of $0.84. Diluted earnings per share during the second quarter of 2006 were positively impacted by a decrease in the weighted-average shares outstanding, which were 268.1 million in the second quarter of 2006 compared to 281.2 million in the same quarter last year. The decrease in weighted-average shares outstanding were driven by the Company’s repurchases of common stock occurring over the last year. The Company’s second quarter 2006 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended June 25, 2006 and June 26, 2005 (dollars in millions):

	2006	2005	Increase	% Change
Motorcycle Unit Shipments
Touring motorcycle units	27,336	26,519	817	3.1%
Custom motorcycle units*	36,714	35,371	1,343	3.8%
Sportster motorcycle units	15,746	15,238	508	3.3%

Harley-Davidson motorcycle units	79,796	77,128	2,668	3.5%
Buell motorcycle units	3,539	3,067	472	15.4%

Total motorcycle units	83,335	80,195	3,140	3.9%

Net Revenue
Harley-Davidson motorcycles	$1,027.8	$1,006.1	$21.7	2.2%
Buell motorcycles	29.3	25.9	3.4	13.2%

Total motorcycles	1,057.1	1,032.0	25.1	2.4%
Parts & Accessories	251.7	237.8	13.9	5.9%
General Merchandise	67.1	63.4	3.7	5.8%
Other	1.1	0.1	1.0	N/M

Net revenue	$1,377.0	$1,333.3	$43.7	3.3%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

The Company shipped 79,796 Harley-Davidson motorcycle units during the second quarter of 2006, an increase of 2,668 units over the same quarter last year. During the second quarter of 2006, the Company also produced approximately 12,500 2007 model year motorcycles, which remained in the Company’s inventory at June 25, 2006. The Company began production of its 2007 model year motorcycles in the later part of the second quarter to prepare for the new 2007 model introduction which took place in mid-July 2006. These units will be included in the Company’s 2006 third quarter wholesale shipments to dealers.

During the second quarter of 2006, Harley-Davidson motorcycle revenue was up 2.2% from the same quarter last year due primarily to the 3.5% increase in Harley-Davidson motorcycle shipments. Harley-Davidson motorcycle revenue also received a modest benefit during the second quarter of 2006 from higher wholesale prices on its 2006 model year Harley-Davidson motorcycles. These positive revenue impacts were partially offset by unfavorable changes in product mix and foreign currency exchange rates. Unfavorable foreign currency exchange rates during the second quarter of 2006 resulted in approximately $4.8 million of lower Harley-Davidson motorcycle revenue, when compared to the same period last year.

The product mix changes experienced during the second quarter of 2006 occurred primarily within the Company’s Custom motorcycle families which include the Softail and Dyna motorcycle families. During the second quarter of 2006, the Company shipped a lower percentage of Softail motorcycles and a higher percentage of the Dyna motorcycles, which have lower-prices relative to Softail motorcycles, when compared to the same period last year.

During the second quarter of 2006, net revenue from Parts and Accessories (P&A) was up 5.9% over the second quarter of 2005. General Merchandise net revenue during the second quarter of 2006 was up 5.8% over the same period last year. On a long-term basis, the Company continues to expect that the growth rate for P&A revenue will be slightly higher than the growth rate for wholesale shipments of Harley-Davidson motorcycle units and that the growth rate for General Merchandise revenue will be lower than the growth rate for wholesale shipments of Harley-Davidson motorcycle units.(1)

Gross Profit

Gross profit was $516.3 million for the Motorcycles segment in the second quarter of 2006, an increase of $15.9 million or 3.2% over the same quarter last year. Gross margin for both the second quarter of 2006 and second quarter of 2005 was 37.5%. During the second quarter of 2006, the gross margin was positively impacted by foreign currency hedging and transaction gains and wholesale price increases. These positive impacts were offset by unfavorable motorcycle product mix (as discussed under “Motorcycle Unit Shipments & Net Revenue” above) and higher raw material costs. Raw material surcharges were approximately $3.0 million higher in the second quarter of 2006 when compared to the same quarter last year.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the three months ended June 25, 2006 and June 26, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Interest income	$39.5	$32.4	$7.1	21.7%
Income from securitizations	31.2	34.0	(2.8)	-8.3%
Other income	27.9	18.9	9.0	48.0%

Financial services income	98.6	85.3	13.3	15.6%
Interest expense	14.7	9.1	5.6	61.3%
Operating expenses	27.6	25.2	2.4	9.7%

Financial services expense	42.3	34.3	8.0	23.4%

Operating income from financial services	$56.3	$51.0	$5.3	10.3%

During the second quarter of 2006, operating income from Financial Services increased $5.3 million or 10.3% over the same period last year driven by higher interest income and higher other income, partially offset by lower income from securitizations and higher interest and operating expense. Interest income growth was due to higher average wholesale outstanding receivables and higher wholesale lending rates as compared to the same period in 2005, as well as growth in retail receivables.  The increase in other income was primarily due to increased insurance revenues and an increase in securitization servicing income. Interest expense was higher in the second quarter of 2006 due to increased borrowings to support higher average outstanding receivables and higher borrowing costs as compared to the same period of 2005.

Income from securitizations in the second quarter of 2006 was lower as compared to the second quarter of 2005 due primarily to lower gains on current year securitization transactions. During the second quarter of 2006, HDFS sold $800.0 million in retail motorcycle loans through a securitization transaction resulting in a gain of $10.9 million.  This compares with a gain of $14.0 million on $775.0 million of loans securitized during the second quarter of 2005.  The 2006 second quarter gain as a percentage of loans sold was 1.4% as compared to 1.8% for same period of 2005.  The 2006 second quarter gain as a percentage of the amount of loans securitized was lower than the prior year period due to higher market interest rates and competitive market pressures for motorcycle lending.

Over the long term, the Company expects that the Financial Services operating income growth rate will be slightly higher than the Company’s wholesale unit shipment growth rate for Harley-Davidson motorcycles.(1)

Changes in the allowance for finance credit losses on finance receivables held for investment during the three months ended June 25, 2006 and June 26, 2005 were as follows (in millions):

	2006	2005
Balance, beginning of period	$27.5	$28.1
Provision for finance credit losses	0.0	0.0
Charge-offs, net of recoveries	(0.5)	(1.3)

Balance, end of period	$27.0	$26.8

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended June 25, 2006 and June 26, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycles and Related Products	$191.4	$181.1	$10.3	5.7%
Corporate	6.8	7.0	(0.2)	-3.7%

Total operating expenses	$198.2	$188.1	$10.1	5.4%

The increase in operating expenses during the second quarter of 2006 was driven primarily by a higher provision for future warranty costs associated with the Company’s two-year warranty plan (see Note 4 of the Notes to Condensed Consolidated Financial Statements). Total operating expenses, which include selling, administrative and engineering expenses, were 14.4% and 14.1% of net revenue for the second quarters of 2006 and 2005, respectively.

Provision for income taxes

The Company’s effective income tax rate for the second quarter of 2006 was 36.0% compared to 35.5% in the same quarter last year. This increase was due to the expiration of the federal research and development tax credit as of December 31, 2005. The Company expects its annual effective tax rate in 2006 to be 35.5%, assuming the retroactive reinstatement of this tax credit.(1)

Results of Operations for the Six Months Ended June 25, 2006
Compared to the Six Months Ended June 26, 2005

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overall

For the six months ended June 25, 2006, net revenue totaled $2.66 billion, a $93.4 million or 3.6% increase over the same period last year. Net income for the six months ended June 25, 2006 was $478.0 million compared to $464.6 million in the second quarter of 2005, an increase of 2.9%. Diluted earnings per share for the six months ended June 25, 2006 were $1.77 representing a 9.3% increase over diluted earnings per share of $1.62 for the six months ended June 26, 2005. Diluted earnings per share during the first half of 2006 were positively impacted by a decrease in the weighted-average shares outstanding, which were 270.8 million in 2006 compared to 287.5 million in 2005. The decrease in weighted-average shares outstanding were driven by the Company’s repurchases of common stock occurring over the last year.

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the six months ended June 25, 2006 and June 26, 2005 (dollars in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	54,873	51,590	3,283	6.4%
Custom motorcycle units*	72,508	69,657	2,851	4.1%
Sportster motorcycle units	31,921	32,597	(676)	-2.1%

Harley-Davidson motorcycle units	159,302	153,844	5,458	3.5%
Buell motorcycle units	6,576	5,536	1,040	18.8%

Total motorcycle units	165,878	159,380	6,498	4.1%

Net Revenue
Harley-Davidson motorcycles	$2,036.3	$1,985.1	$51.2	2.6%
Buell motorcycles	53.4	46.0	7.4	16.2%

Total motorcycles	2,089.7	2,031.1	58.6	2.9%
Parts & Accessories	434.7	414.7	20.0	4.8%
General Merchandise	135.6	122.9	12.7	10.4%
Other	2.1	0.0	2.1	N/M

Net revenue	$2,662.1	$2,568.7	$93.4	3.6%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

During the six months ended June 25, 2006, Harley-Davidson motorcycle revenue was up 2.6% from the same period last year due primarily to the 3.5% increase in Harley-Davidson motorcycle shipments. Harley-Davidson motorcycle revenue was also positively impacted during the first six months of 2006 by slightly higher wholesale prices on its 2006 model year motorcycles. These positive revenue impacts were partially offset by unfavorable changes in product mix and foreign currency exchange rates. Unfavorable foreign currency exchange rates during the first half of 2006 resulted in approximately $18.1 million of lower Harley-Davidson motorcycle revenue, when compared to the same period last year.

Product mix changes during the first half of 2006 included changes within the Company’s Custom motorcycle families that resulted in lower revenue when compared to the same period last year. However, the impact of these changes was partially offset by the impact of a decrease in the percentage of Sportster shipments in the first half of 2006 when compared to the same period last year. The Company’s Sportster motorcycles generally have lower prices and support the Company’s strategy to attract new customers to the Harley-Davidson family.

During the six months ended June 25, 2006, net revenue from Parts and Accessories (P&A) was up 4.8% over the six months ended June 26, 2005. General Merchandise net revenue during the six months ended June 25, 2006 was up 10.4% over the same period last year.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide dealer retail sales of Harley-Davidson motorcycles grew 8.9% during the first half of 2006 over the same period last year.  Retail sales of Harley-Davidson motorcycles increased 7.2% in the United States and 15.3% internationally, when compared to the six months ended June 26, 2005.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 8.8% in the United States (through June) and 6.6% in Europe (through May) when compared to the same periods in 2005. The following table includes retail unit sales of Harley-Davidson motorcycles for first six months of 2006 and 2005 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)
Heavyweight (651+cc)

	2006	2005	Change
United States	154.0	143.7	7.2%
Europe (b)	20.6	18.4	12.4%
Japan	6.2	5.4	16.0%
Canada	8.6	8.0	8.4%
All other markets	7.4	5.5	33.9%

Total Retail Sales	196.8	181.0	8.9%

(a)	Data source for retail sales figures shown above is sales and warranty registrations provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.
(b)	Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Motorcycle Industry Retail Registrations
Heavyweight (651+cc)

	2006	2005	Change
United States (a)	321.8	295.4	8.8%
Europe (b)	195.5	179.2	6.6%

(a)	U.S. data provided by the Motorcycle Industry Council through June.
(b)	Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom through May.

Gross Profit

Gross profit was $1.01 billion for the Motorcycles segment for the six months ended June 25, 2006, an increase of $44.8 million or 4.6% over the same period of 2005. Gross margin for the first half of 2006 was 37.9% compared to 37.6% in the first half of 2005. During the first half of 2006, the increase in gross margin was driven by foreign currency hedging and transaction gains and wholesale price increases. These increases were partially offset by unfavorable motorcycle product mix and higher raw material costs. Raw material surcharges were approximately $3.2 million higher in the first half of 2006 when compared to the same period last year. The Company expects that raw material cost increases in the second half of 2006 will be consistent with the increases experienced in the first half of 2006 provided that raw materials prices remain at current levels for the remainder of the year. (1)

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment for the six months ended June 25, 2006 and June 26, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Interest income	$81.9	$66.5	$15.4	23.2%
Income from securitizations	59.9	71.0	(11.1)	-15.6%
Other income	52.7	36.7	16.0	43.7%

Financial services income	194.5	174.2	20.3	11.7%
Interest expense	29.8	18.0	11.8	65.4%
Operating expenses	56.8	51.6	5.2	10.2%

Financial services expense	86.6	69.6	17.0	24.5%

Operating income from financial services	$107.9	$104.6	$3.3	3.2%

During the first six months of 2006, operating income from Financial Services increased $3.3 million or 3.2% over the same period last year driven by higher interest income and higher other income, partially offset by lower income from securitizations and higher interest and operating expense. Interest income growth was due to increased retail and wholesale outstanding receivables and higher wholesale interest rates when compared to the same period last year.  The increase in other income was primarily due to an increase in insurance revenues and an increase in securitization servicing income. Interest expense was higher during the first six months of 2006 due to increased HDFS’ borrowings in support of higher average outstanding receivables and higher borrowing costs when compared to the same period last year.  Income from securitizations was lower due to lower gains on current year securitization transactions partially offset by an increase in income on the investment in retained securitization interests. During the first six months of 2006, HDFS sold $1.5 billion in retail motorcycle loans through securitization transactions resulting in gains of $19.5 million. This compares with total gains of $33.2 million on $1.5 billion of loans securitized in the first six months of 2005. The 2006 first half gain as a percentage of loans sold is 1.3% as compared to 2.2% for the same period in 2005. This decrease from the prior year period is due to rising market interest rates and the competitive environment for motorcycle lending. During the first six months of 2006, income on the investment in retained securitization interests was $40.4 million or $2.6 million higher than the prior year. HDFS’ annualized losses on its managed retail motorcycle loans were 1.20% for the six months ended June 25, 2006 compared to 1.13% for the six months ended June 26, 2005. The increase in losses was due to a higher incidence of loss and a slightly higher average write-off per loss account. Managed retail loans include loans held by HDFS which are retained on the balance sheet as well as those sold through securitization. In addition, the retained securitization interest component of other comprehensive income was $9.9 million lower in the first six months of 2006 compared to the same period last year due primarily to higher expected losses on prior year securitization transactions (see Note 7 of the Notes to Condensed Consolidated Financial Statements).

Changes in the allowance for finance credit losses on owned finance receivables held for investment during the six months ended June 25, 2006 and June 26, 2005 were as follows (in millions):

	2006	2005
Balance, beginning of period	$26.2	$30.3
Provision for finance credit losses	2.7	(0.5)
Charge-offs, net of recoveries	(1.9)	(3.0)

Balance, end of period	$27.0	$26.8

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the six months ended June 25, 2006 and June 26, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycles and Related Products	$372.3	$346.5	$25.8	7.4%
Corporate	11.5	14.3	(2.8)	-19.4%

Total operating expenses	$383.8	$360.8	$23.0	6.4%

The increase in operating expenses during the first half of 2006 was driven primarily by a higher provision for future warranty costs associated with the Company’s two-year warranty plan (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

Corporate expenses during the first six months of 2006 were lower than in the same period last year due to a decrease in executive stock compensation expense. During the first six months of 2005, stock compensation expense was higher primarily as a result of the accelerated amortization of expense for stock awards granted to the Company’s former Chief Executive Officer.

Total operating expenses, which include selling, administrative and engineering expenses, were 14.4% and 14.0% of net revenue for the first six months of 2006 and 2005, respectively.

Provision for income taxes

The Company’s effective income tax rate for the six months ended June 25, 2006 was 36.0% compared to 35.5% for the six months ended June 26, 2005. This increase was due to the expiration of the federal research and development tax credit as of December 31, 2005. The Company expects its annual effective tax rate in 2006 to be 35.5%, assuming the retroactive reinstatement of this tax credit.(1)

Other Matters

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

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.7 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2012. Response Costs related to ground water remediation may continue for some time beyond 2012. However, these Response Costs are expected to be much lower than those related to the remediation of soil.

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million. Based on the environmental studies performed, the Company does not expect to incur any material expenditures under this indemnification.

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

Liquidity and Capital Resources as of June 25, 2006

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

Cash and Marketable Securities

Cash and marketable securities totaled $1.00 billion as of June 25, 2006 compared to $1.05 billion as of December 31, 2005. Cash and marketable securities balances remained consistent with 2005 year end as cash outflows for common stock repurchases and dividends were offset by cash flow from operations.  The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government-backed securities with contractual maturities of approximately one year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $828.8 million of cash from operating activities during the six months ended June 25, 2006 compared to $785.4 million in the first half of 2005.  In the first half of 2005, cash flows from operating activities included the impact of Company payments totaling $109.0 million to pre-fund pension and postretirement healthcare benefits.

During the first six months of 2006 and 2005, HDFS originated $1.56 billion and $1.32 billion, respectively, of retail finance receivables held for sale.  Collections on retail finance receivables held for sale and proceeds from the sale of retail finance receivables resulted in cash inflows of $1.56 billion and $1.55 billion during the first six months of 2006 and 2005, respectively

Prior to December 2005, the Company classified the cash flow effects of retail finance receivables held for sale as an investing activity in its Statements of Cash Flows.  In the current year, all related 2005 amounts have been reclassified to conform to the current presentation.  The effect of the reclassification on net cash provided by operating activities and net cash used in investing activities for the six months ended June 26, 2005 is summarized in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and net changes in marketable securities. Net cash provided by investing activities was $178.0 million and $811.9 million during the six months ended June 25, 2006 and June 26, 2005, respectively.

Sales and redemptions of marketable securities (net of purchases) in the first half of 2006 were $293.6 million compared to $920.5 million in the first half of 2005. Sales and redemptions of marketable securities were higher in the first six months of last year to support the higher level of share repurchases that occurred during the first six months of 2005 compared to the same period this year.

Capital expenditures were $89.1 million and $75.4 million during the first six months of 2006 and 2005, respectively. The Company estimates that total capital expenditures in 2006 will be in the range of $250 million to $275 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2006 with internally generated funds.(1)

During the first six months of 2006 and 2005, net changes in finance receivables held for investment resulted in investing cash outflows of $54.5 million and $77.1 million, respectively.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. Net cash used in financing activities during the six months ended June 25, 2006 and June 26, 2005 was $755.8 million and $1.55 billion, respectively.

During the first half of 2006, the Company repurchased 9.9 million shares of its common stock at a total cost of $499.5 million. The Company repurchased these shares under a general authorization provided by the Company’s Board of Directors in April 2005 to buy back 20.0 million shares. A total of 10.1 million shares remained under this authorization as of June 25, 2006. The Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations. During the first six months of 2005, the Company repurchased 20.6 million shares of its common stock at a total cost of $1.01 billion.

The Company paid dividends of $.39 per share at a total cost of $104.5 million during the first half of 2006, compared to dividends of $.285 per share totaling $80.5 million during the same period last year.

In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of June 25, 2006 and June 26, 2005 (in millions):

	2006	2005
Commercial paper	$250.3	$232.5
Borrowings under credit facilities	178.0	152.9

	428.3	385.4
Medium-term notes	576.3	392.6
Senior subordinated debt	30.0	30.0

Total finance debt	$1,034.6	$808.0

Credit Facility — HDFS has a $1.10 billion revolving credit facility (Global Credit Facility) due September 2009. Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper — Subject to limitations, HDFS may issue up to $1.10 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion as of June 25, 2006.

Medium-Term Notes — HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.0% medium-term notes outstanding which are due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of June 25, 2006, the Notes included a fair value adjustment that reduced the balance by $23.7 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt — HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in December 2007.

Intercompany Borrowing — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of June 25, 2006 and June 26, 2005, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

HDFS is subject to various operating and financial covenants related to the Global Credit Facility and the Notes and remained in compliance with all such covenants at June 25, 2006.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities, advances or loans from the Company and subordinated debt.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capacity of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) adjust to worldwide economic and political conditions, including changes in fuel prices; (xi) manage the credit quality and recovery rates of HDFS’s loan portfolio; (xii) retain and attract talented employees and (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

In addition, see “Risk Factors” under Item 1A of the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 which includes a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

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

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 25, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr., and John A. Hevey.  The lawsuits also name the Company as a nominal defendant.  In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.7 million. The Company has established reserves for this amount, which are included in Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date, and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2012. Response Costs related to ground water remediation may continue for some time beyond 2012. However, these Response Costs are expected to be much lower than those related to the remediation of soil.

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million. Based on the environmental studies performed, the Company does not expect to incur any material expenditures under this indemnification.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 25, 2006:

2006 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
Mar 27 to Apr 30	3,899,512	$51.06	3,899,500	17,115,457
Apr 30 to May 28	3,875,000	$49.90	3,875,000	13,276,783
May 29 to June 25	--	--	--	13,291,502

Total	7,774,512	$50.48	7,774,500

The shares repurchased during the second quarter of 2006 were completed under an authorization granted by the Company’s Board of Directors on April 30, 2005 which originally authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of June 25, 2006, a total of 10.1 million shares remain under this authorization.

The Company also has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase shares under this authorization during the quarter ended June 25, 2006.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2006, the Company acquired 12 shares of common stock that were presented to the Company by employees to satisfy withholding taxes in connection with the vesting of nonvested (restricted) stock awards.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on April 29, 2006.

(b)	At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2009 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
Jeffrey L. Bleustein	220,474,096	6,601,328
Donald A. James	220,566,777	6,508,647
James A. Norling	220,901,345	6,174,078
James L. Ziemer	220,641,537	6,443,886

The directors whose terms of office as directors continued after the meeting were Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Sara L. Levinson and George L. Miles, Jr.

(c)	Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated:

	Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non-Votes
Ratification of Ernst & Young LLP as the Company's independent auditors	213,164,536	12,310,674	1,600,213	--

Item 6. Exhibits

Refer to the Exhibit Index on page 37 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: July 31, 2006	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2006	/s/ James M. Brostowitz
James M. Brostowitz
Vice President and Treasurer
(Principal Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit
Number

10.1*	Form of Amendment to Employment Agreement dated June 1, 2006 between the Registrant and Ms. Zarcone

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350

* Represents a management contract or compensatory plan, contract, or arrangement in which a director or named executive officer of the company participated