Form 10-Q
period 2006-09-24
HARLEY DAVIDSON INC
filed 2006-10-31
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 24, 2006

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock Outstanding as of October 27, 2006: 259,134,379 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended September 24, 2006

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
Part II.	Other Information
Item 1.	Legal Proceedings	31-33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33-34
Item 6.	Exhibits	34
Signatures		35
Exhibit Index		36

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net revenue	$1,635,916	$1,431,151	$4,298,053	$3,999,879
Cost of goods sold	983,661	869,879	2,636,258	2,473,890

Gross profit	652,255	561,272	1,661,795	1,525,989
Financial services income	97,344	81,444	291,812	255,558
Financial services expense	42,154	33,869	128,734	103,403

Operating income from financial services	55,190	47,575	163,078	152,155
Selling, administrative and engineering expense	223,458	197,985	607,226	558,781

Income from operations	483,987	410,862	1,217,647	1,119,363
Investment income and other, net	4,659	(79)	17,861	11,739

Income before provision for income taxes	488,646	410,783	1,235,508	1,131,102
Provision for income taxes	175,912	145,829	444,781	401,542

Net income	$312,734	$264,954	$790,727	$729,560

Earnings per common share:
Basic	$1.20	$0.97	$2.96	$2.58
Diluted	$1.20	$0.96	$2.96	$2.57
Cash dividends per common share	$0.21	$0.16	$0.60	$0.445

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 24, 2006 (Unaudited)	December 31, 2005	September 25, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$506,139	$140,975	$437,007
Marketable securities	446,543	905,197	580,826
Accounts receivable, net	149,951	122,087	139,759
Finance receivables held for sale	100,109	299,373	223,758
Finance receivables held for investment, net	1,273,841	1,342,393	1,135,001
Inventories	281,536	221,418	232,240
Other current assets	124,837	113,794	114,568

Total current assets	2,882,956	3,145,237	2,863,159
Finance receivables held for investment, net	706,695	600,831	587,315
Property, plant and equipment, net	982,204	1,011,612	981,848
Prepaid pension costs	334,044	368,165	131,400
Goodwill	58,151	56,563	56,909
Other assets	69,012	72,801	73,837

	$5,033,062	$5,255,209	$4,694,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,605	$270,614	$322,700
Accrued liabilities	531,689	397,525	540,510
Current portion of finance debt	96,374	204,973	--

Total current liabilities	976,668	873,112	863,210
Finance debt	900,000	1,000,000	776,626
Postretirement healthcare benefits	70,571	60,975	57,732
Other long-term liabilities	239,452	237,517	134,786
Commitments and contingencies (Note 9)
Total shareholders’ equity	2,846,371	3,083,605	2,862,114

	$5,033,062	$5,255,209	$4,694,468

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 24, 2006	September 25, 2005
Net cash provided by operating activities (Note 3)	$1,286,474	$1,186,903
Cash flows from investing activities:
Capital expenditures	(137,468)	(122,128)
Origination of finance receivables held for investment	(272,881)	(255,366)
Collections on finance receivables held for investment	197,171	142,968
Collection of retained securitization interests	73,974	84,766
Purchase of marketable securities	(638,541)	(707,345)
Sales and redemptions of marketable securities	1,103,182	1,462,613
Other, net	2,512	(10,586)

Net cash provided by investing activities	327,949	594,922
Cash flows from financing activities:
Net decrease in finance-credit facilities and
commercial paper	(208,996)	(510,720)
Dividends	(158,738)	(124,330)
Purchase of common stock for treasury	(910,957)	(1,014,645)
Excess tax benefits from share-based payments	3,550	5,319
Issuance of common stock under employee
stock option plans	25,882	24,399

Net cash used by financing activities	(1,249,259)	(1,619,977)
Net increase in cash and cash equivalents	365,164	161,848
Cash and cash equivalents:
At beginning of period	140,975	275,159

At end of period	$506,139	$437,007

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of September 24, 2006 and September 25, 2005, the condensed consolidated statements of income for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 – New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, an employer is required to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company is required to adopt SFAS No. 158, as it relates to recognizing the overfunded or underfunded status of its defined benefit postretirement plans and the related disclosure requirements, at December 31, 2006; the requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements and notes thereto.

Note 3 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost or market, principally using the last-in, first-out (LIFO) method, or market. Inventories consist of the following (in thousands):

	September 24, 2006	December 31, 2005	September 25, 2005
Components at the lower of first-in, first-out
(FIFO) cost or market:
Raw materials and work-in-process	$95,482	$90,955	$76,989
Motorcycle finished goods	113,009	73,736	77,736
Parts and accessories and general merchandise	100,615	80,017	100,044

	309,106	244,708	254,769
Excess of FIFO over LIFO	27,570	23,290	22,529

	$281,536	$221,418	$232,240

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 24, 2006	September 25, 2005
Cash flows from operating activities:
Net income	$790,727	$729,560
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	164,722	159,773
Provision for employee long-term benefits	62,327	42,991
Stock compensation expense	16,583	19,233
Gain on current year securitizations	(32,316)	(42,355)
Net change in wholesale finance receivables	93,409	17,529
Origination of retail finance receivables held for sale	(2,291,243)	(2,009,832)
Collections on retail finance receivables held for sale	77,610	87,590
Proceeds from securitization of retail finance receivables	2,303,562	2,128,608
Contributions to pension and postretirement plans	(9,378)	(109,000)
Other, net	16,374	18,438
Changes in current assets and liabilities:
Accounts receivable, net	(24,400)	(18,426)
Finance receivables - accrued interest and other	(17,955)	(6,734)
Inventories	(55,016)	(5,347)
Accounts payable and accrued liabilities	208,586	187,161
Other	(17,118)	(12,286)

Total adjustments	495,747	457,343

Net cash provided by operating activities	$1,286,474	$1,186,903

Note 4 – Product Warranty and Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold which is based on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced. Changes in the Company’s warranty and product recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Balance, beginning of period	$52,915	$46,863	$43,073	$44,868
Warranties issued during the period	12,708	12,853	34,417	31,318
Settlements made during the period	(17,170)	(11,436)	(41,416)	(26,001)
Recalls and changes to pre-existing
warranty liabilities	4,969	1,259	17,348	(646)

Balance, end of period	$53,422	$49,539	$53,422	$49,539

During the three and nine month periods ended September 24, 2006, the liability related to warranties issued in prior periods was adjusted to reflect an increase in the estimated cost associated with the second year of the Company’s two-year warranty plan. Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage from one year to two years. The Company has determined, based on data that is now available, that the cost associated with extending the warranty period is higher than originally anticipated. The liability for product recall campaigns was $4.6 million and $5.3 million as of September 24, 2006 and September 25, 2005, respectively.

Note 5 – Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net revenue	$1,635,916	$1,431,151	$4,298,053	$3,999,879
Gross profit	652,255	561,272	1,661,795	1,525,989
Operating expenses	218,243	194,270	590,503	540,780

Operating income from Motorcycles	434,012	367,002	1,071,292	985,209
Financial Services income	97,344	81,444	291,812	255,558
Financial Services expense	42,154	33,869	128,734	103,403

Operating income from Financial Services	55,190	47,575	163,078	152,155
Corporate expenses	5,215	3,715	16,723	18,001

Income from operations	$483,987	$410,862	$1,217,647	$1,119,363

Note 6 – Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Numerator
Net income used in computing basic and diluted
earnings per common share	$312,734	$264,954	$790,727	$729,560

Denominator
Denominator for basic earnings per common share -
weighted-average common shares	260,270	274,415	266,772	282,519
Effect of dilutive securities - employee
stock options and nonvested stock	959	1,045	753	887

Denominator for diluted earnings per common share -
adjusted weighted-average common shares outstanding	261,229	275,460	267,525	283,406

Basic earnings per common share	$1.20	$0.97	$2.96	$2.58
Diluted earnings per common share	$1.20	$0.96	$2.96	$2.57

Outstanding options to purchase 0.8 million and 3.3 million shares of common stock for the three months ended September 24, 2006 and September 25, 2005, respectively, and 2.6 million and 2.3 million shares of common stock for the nine months ended September 24, 2006 and September 25, 2005, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

Note 7 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net income	$312,734	$264,954	$790,727	$729,560
Foreign currency translation adjustments	2,511	(2,753)	9,152	(14,760)
Changes in net unrealized gains and losses, net of tax:
Retained securitization interest	3,472	(850)	(12,031)	(6,461)
Derivative financial instruments	(2,858)	1,938	(5,955)	24,279
Marketable securities	3,128	(400)	3,706	(504)

Comprehensive income	$318,987	$262,889	$785,599	$732,114

Note 8 – Employee Benefit Plans

The Company has several defined benefit pension plans and postretirement healthcare benefit plans (Retirement Plans), which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Pension and SERPA Benefits
Service cost	$12,190	$10,093	$36,570	$30,279
Interest cost	13,110	12,486	39,330	37,458
Expected return on plan assets	(19,104)	(15,641)	(57,312)	(46,923)
Amortization of unrecognized prior service cost	1,749	1,759	5,247	5,277
Amortization of unrecognized net loss	4,389	3,265	13,167	9,795

Net periodic benefit cost	$12,334	$11,962	$37,002	$35,886

Postretirement Healthcare Benefits
Service cost	$3,236	$2,634	$9,708	$7,902
Interest cost	4,019	3,685	12,057	11,055
Expected return on plan assets	(2,278)	(1,108)	(6,834)	(3,324)
Amortization of unrecognized prior service credit	(281)	(329)	(843)	(987)
Amortization of unrecognized net loss	1,629	1,248	4,887	3,744

Net periodic benefit cost	$6,325	$6,130	$18,975	$18,390

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes. Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants. In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. Oral arguments were heard on September 7, 2006 and the Company is awaiting a decision from the court. The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Note 10 – Reclassifications

Prior to December 31, 2005, finance receivables held for sale were not separately classified in the balance sheet; therefore, prior period balances have been reclassified to conform to the current year presentation. In addition, cash flows relating to finance receivables held for sale, which were previously reported in cash flows from investing activities, have been reclassified to cash flows from operating activities to conform to the current year presentation. As a result of the reclassifications, net cash provided by operating activities increased by $206.4 million during the period ended September 25, 2005 offset by a decrease in net cash provided by investing activities in the same amount.

Prior year amounts relating to prepaid pension costs and other assets have also been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. HDMC manufactures five families of motorcycles: Touring, Dyna™, Softail®, VRSC™ and Sportster®. Buell produces sport motorcycles, including seven twin-cylinder XB models and the single-cylinder Buell® Blast®. Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview

The Company’s net revenue for the third quarter of 2006 was $1.64 billion, up 14.3% over the same quarter last year driven by a 10.8% increase in shipments of Harley-Davidson® motorcycles over the third quarter of 2005. Net income and diluted earnings per share for the third quarter of 2006 were up 18.0% and 25.0%, respectively, over the third quarter of 2005. The increase in diluted earnings per share includes the benefit of fewer weighted average shares outstanding when compared to the same quarter last year. Weighted-average shares outstanding were 14.3 million shares lower in the third quarter of 2006 compared to the same quarter last year, as a result of the Company’s repurchases of common stock occurring over the last year. The Company’s independent dealer network also reported increases in retail motorcycle unit sales during the third quarter of 2006.

For the third quarter of 2006, worldwide dealer retail sales of Harley-Davidson motorcycles were up 8.9% over the same period last year. In the United States, retail sales of Harley-Davidson motorcycles grew 6.7% during the third quarter of 2006 when compared to the same quarter last year. Internationally, retail sales were up 18.7% over the third quarter of 2005 with increases of 9.9% in Europe, 13.7% in Japan and 30.2% in Canada.

In July 2006, independent dealers began offering the Company’s new 2007 model year motorcycles. The Company’s 2007 model offering includes the new larger Twin Cam 96TM engine and a new six-speed transmission for all Touring and Softail motorcycles, the addition of electronic fuel injection on all Sportster models, and a number of new models and other features.

In addition, the Company believes that the continued momentum in international dealer retail sales is due in part to the strategies that it has been implementing over the last couple of years. These strategies include improvements within the international dealer base, enhanced marketing programs and a more effective and efficient distribution of motorcycles worldwide.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,”“anticipates,” “expects,” “plans,” or “estimates”or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (October 31, 2006), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

During the first nine months of 2006, Harley-Davidson dealers delivered a worldwide retail sales growth rate of 8.9% over the same period in 2005. The Company continues to be pleased with worldwide retail sales and believes its dealers are positioned to continue their retail momentum.(1) At the same time, the Company continues to monitor the economy and its potential impact on the Company’s business.

Outlook(1)

Over the past several months, the Company has carefully reviewed its guidance practices. This has included industry comparisons, a review of historical practices and discussions with shareholders. As result of this review, the Company has made a decision to streamline its guidance. The guidance provided below is indicative of what the Company will provide going forward and supersedes all prior guidance provided by the Company.

Looking forward, the Company believes that it will continue to grow revenue and that shipments in its international markets will grow at a faster rate than in the U.S. market. The Company believes its opportunities for growth will be driven by a focus on providing customers around the world with a continuous stream of exciting new motorcycles, surrounded by a unique Harley-Davidson experience. Harley-Davidson customers enjoy a unique lifestyle experience through organized rides and rallies, through membership in the Harley Owners Group® (H.O.G.®) organization, and through the use of MotorClothes® merchandise and Harley-Davidson® Genuine Motor Accessories to personalize their experience.

The Company also expects that it will continue to expand margins. The Company believes its manufacturing expertise and focus on operational excellence, and other factors, position it to continue to drive a net income growth rate in excess of its revenue growth rate. Operational excellence involves employees and suppliers continuously pursuing process improvements and innovation. Over the last several years, the Company has made considerable strides in manufacturing efficiency and automation and believes there continues to be opportunities for improvement in these areas and across other parts of the organization. The Company also expects that other factors such as increased production, quality, product mix and pricing for features will also continue to contribute to expanding margins.

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company’s expected annual capital expenditures are provided under “Liquidity and Capital Resources”. The Company will continue to provide expected annual capital expenditures in the future.

The Company expects to continue to deliver earnings-per-share growth of 11% to 17% annually through 2009. The Company believes that earnings growth will be driven by solid revenue growth, margin improvement and the benefits of strong free cash flow.

The Company’s wholesale motorcycle shipment target for the full year of 2006 has been narrowed to between 349,000 and 351,000 units. Given the 256,348 Harley-Davidson motorcycles shipped through the end of the third quarter, the fourth quarter wholesale shipment plan for Harley-Davidson motorcycles is in the range of approximately 92,600 to 94,600 units. Going forward, the Company will continue to provide shipment guidance for the coming quarter. In the Company’s reports on Form 10-Q and Form 10-K, it will provide a range of expected wholesale shipments for the next quarter.

In the future, the Company will no longer supply annual or longer-term shipment guidance and will also discontinue the practice of providing guidance on growth rates for Parts & Accessories, General Merchandise and Harley-Davidson Financial Services.

Results of Operations for the Three Months Ended September 24, 2006
Compared to the Three Months Ended September 25, 2005

Overall

For the quarter ended September 24, 2006, net revenue totaled $1.64 billion, a $204.7 million or 14.3% increase over the same period last year. Net income for the third quarter of 2006 was $312.7 million compared to $265.0 million in the third quarter of 2005, an increase of 18.0%. Diluted earnings per share for the third quarter of 2006 were $1.20 representing a 25.0% increase over 2005 third quarter diluted earnings per share of $0.96. Diluted earnings per share during the third quarter of 2006 were positively impacted by a decrease in the weighted-average shares outstanding, which were 261.2 million in the third quarter of 2006 compared to 275.5 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock occurring over the last year. The Company’s third quarter 2006 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended September 24, 2006 and September 25, 2005 (dollars in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	36,041	29,492	6,549	22.2%
Custom motorcycle units*	44,096	40,730	3,366	8.3%
Sportster motorcycle units	16,909	17,363	(454)	-2.6%

Harley-Davidson motorcycle units	97,046	87,585	9,461	10.8%
Buell motorcycle units	2,529	2,914	(385)	-13.2%

Total motorcycle units	99,575	90,499	9,076	10.0%

Net Revenue
Harley-Davidson motorcycles	$1,293.4	$1,110.2	$183.2	16.5%
Buell motorcycles	21.4	25.3	(3.9)	-15.2%

Total motorcycles	1,314.8	1,135.5	179.3	15.8%
Parts & Accessories	248.4	231.2	17.2	7.5%
General Merchandise	71.3	64.5	6.8	10.5%
Other	1.4	0.0	1.4	N/M

Net revenue	$1,635.9	$1,431.2	$204.7	14.3%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

The Company shipped 97,046 Harley-Davidson motorcycle units during the third quarter of 2006, an increase of 9,461 units or 10.8% over the same quarter last year. Harley-Davidson motorcycle revenue was up 16.5% during the third quarter of 2006 over the same quarter last year driven by the increase in Harley-Davidson motorcycle shipments. Harley-Davidson motorcycle revenue also benefited during the third quarter of 2006 from favorable changes in product mix and higher wholesale prices on its 2007 model year Harley-Davidson motorcycles. Changes in foreign currency exchange rates did not have a material impact on revenue during the third quarter of 2006 when compared to the same quarter last year.

During the third quarter of 2006, shipments of higher-priced Touring models increased as a percentage of total shipments while Custom and Sportster model shipments decreased slightly. The percentage of Touring motorcycles shipped in the third quarter of 2006 increased to 37.1% compared to 33.4% in the third quarter of 2005. The mix changes were related to particularly strong early demand for the 2007 Touring models. However, the Company expects that the percentage of Touring model shipments will return to the 33% to 35% range in the fourth quarter of 2006.(1)

During the third quarter of 2006, net revenue from Parts and Accessories (P&A) was up 7.5% over the third quarter of 2005. General Merchandise net revenue during the third quarter of 2006 was up 10.5% over the same period last year.

Gross Profit

Gross profit was $652.3 million for the Motorcycles segment in the third quarter of 2006, an increase of $91.0 million or 16.2% over the same quarter last year. Gross margin for the third quarter of 2006 was 39.9% compared to 39.2% in the third quarter of 2005. During the third quarter of 2006, the gross margin was positively impacted by favorable product mix, wholesale price increases and manufacturing efficiencies, partially offset by higher raw material costs. Raw material costs are discussed in more detail under “Gross Profit” in the Results of Operations for the Nine Months Ended September 24, 2006.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the three months ended September 24, 2006 and September 25, 2005 (in millions):

	2006	2005	Increase	% Change
Interest income	$37.7	$28.7	$9.0	31.1%
Income from securitizations	32.2	29.3	2.9	9.9%
Other income	27.5	23.4	4.1	17.4%

Financial services income	97.4	81.4	16.0	19.5%
Interest expense	13.5	8.1	5.4	67.0%
Operating expenses	28.7	25.7	3.0	11.1%

Financial services expense	42.2	33.8	8.4	24.5%

Operating income from financial services	$55.2	$47.6	$7.6	16.0%

During the third quarter of 2006, operating income from Financial Services increased $7.6 million or 16.0% over the same period last year driven by higher interest income, higher income from securitizations and higher other income, partially offset by higher interest and operating expense. Interest income growth was due to higher average wholesale and retail outstanding receivables and higher wholesale lending rates as compared to the same period in 2005. The increase in other income was primarily due to an increase in securitization servicing income. Interest expense was higher in the third quarter of 2006 due to increased borrowings to support higher average outstanding receivables and higher borrowing costs as compared to the same period of 2005.

Income from securitizations in the third quarter of 2006 was higher as compared to the third quarter of 2005 due primarily to a larger securitization gain. During the third quarter of 2006, HDFS sold $800.0 million in retail motorcycle loans through a securitization transaction resulting in a gain of $12.8 million.  This compares with a gain of $9.2 million on $650.0 million of loans securitized during the third quarter of 2005.  The 2006 third quarter gain as a percentage of loans sold was 1.6% as compared to 1.4% for same period of 2005.

Changes in the allowance for finance credit losses on finance receivables held for investment during the three months ended September 24, 2006 and September 25, 2005 were as follows (in millions):

	2006	2005
Balance, beginning of period	$27.0	$26.8
Provision for finance credit losses	1.6	2.2
Charge-offs, net of recoveries	(0.7)	(2.4)

Balance, end of period	$27.9	$26.6

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended September 24, 2006 and September 25, 2005 (in millions):

	2006	2005	Increase	% Change
Motorcycles and Related Products	$218.2	$194.3	$23.9	12.3%
Corporate	5.2	3.7	1.5	40.4%

Total operating expenses	$223.4	$198.0	$25.4	12.9%

The increase in operating expenses during the third quarter of 2006 was driven by higher spending in connection with the overall growth in the Company’s business. Total operating expenses, which include selling, administrative and engineering expenses, were 13.7% and 13.8% of net revenue for the third quarters of 2006 and 2005, respectively.

Provision for income taxes

The Company’s effective income tax rate for the third quarter of 2006 was 36.0% compared to 35.5% in the same quarter last year. This increase was due to the expiration of the federal research and development tax credit as of December 31, 2005. Assuming the retroactive reinstatement of this tax credit, the Company expects its annual effective tax rate in 2006 to be 35.5%.(1)

Results of Operations for the Nine Months Ended September 24, 2006
Compared to the Nine Months Ended September 25, 2005

Overall

For the nine months ended September 24, 2006, net revenue totaled $4.30 billion, a $298.2 million or 7.5% increase over the same period last year. Net income for the nine months ended September 24, 2006 was $790.7 million compared to $729.6 million in the first nine months of 2005, an increase of 8.4%. Diluted earnings per share for the nine months ended September 24, 2006 were $2.96 representing a 15.2% increase over diluted earnings per share of $2.57 for the nine months ended September 25, 2005. Diluted earnings per share during the first nine months of 2006 were positively impacted by a decrease in the weighted-average shares outstanding, which were 267.5 million in 2006 compared to 283.4 million in 2005. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock occurring over the last year. The Company’s share repurchases for the nine months ended September 24, 2006 are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the nine months ended September 24, 2006 and September 25, 2005 (dollars in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	90,914	81,103	9,811	12.1%
Custom motorcycle units*	116,604	110,376	6,228	5.6%
Sportster motorcycle units	48,830	49,950	(1,120)	-2.2%

Harley-Davidson motorcycle units	256,348	241,429	14,919	6.2%
Buell motorcycle units	9,105	8,450	655	7.8%

Total motorcycle units	265,453	249,879	15,574	6.2%

Net Revenue
Harley-Davidson motorcycles	$3,329.7	$3,095.2	$234.5	7.6%
Buell motorcycles	74.8	71.2	3.6	5.0%

Total motorcycles	3,404.5	3,166.4	238.1	7.5%
Parts & Accessories	683.1	645.8	37.3	5.8%
General Merchandise	206.9	187.4	19.5	10.4%
Other	3.6	0.2	3.4	N/M

Net revenue	$4,298.1	$3,999.8	$298.3	7.5%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and other custom models.

During the nine months ended September 24, 2006, Harley-Davidson motorcycle revenue was up 7.6% from the same period last year due primarily to the 6.2% increase in Harley-Davidson motorcycle shipments. Harley-Davidson motorcycle revenue was also positively impacted during the first nine months of 2006 by higher wholesale prices and favorable changes in product mix, partially offset by unfavorable changes in foreign currency exchange rates.

Wholesale price increases on motorcycles shipped during the first nine months of 2006 resulted in higher revenue during the first three quarters of 2006, when compared to the same period last year. Higher revenue from changes in product mix during the first nine months of 2006 was driven by an increase in the percentage of shipments consisting of higher-priced Touring models. Finally, unfavorable foreign currency exchange rates during the first nine months of 2006 resulted in approximately $15.5 million of lower Harley-Davidson motorcycle revenue, when compared to the same period last year.

During the nine months ended September 24, 2006, net revenue from Parts and Accessories (P&A) was up 5.8% over the nine months ended September 25, 2005. General Merchandise net revenue during the nine months ended September 24, 2006 was up 10.4% over the same period last year.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide dealer retail sales of Harley-Davidson motorcycles grew 8.9% during the first nine months of 2006 over the same period last year.  Retail sales of Harley-Davidson motorcycles increased 7.0% in the United States and 16.3% internationally, when compared to the first nine months of 2005.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 6.0% in the United States (through September) and 5.5% in Europe (through August) when compared to the same periods in 2005. The following table includes retail unit sales of Harley-Davidson motorcycles for the first nine months of 2006 and 2005 (units in thousands):

Harley-Davidson Motorcycle Retail Sales (a)
Heavyweight (651+cc)

	2006	2005	Change
United States	225.6	210.8	7.0%
Europe (b)	28.1	25.2	11.8%
Japan	9.7	8.4	15.2%
Canada	12.2	10.7	14.0%
All other markets	11.0	8.2	34.4%

Total Retail Sales	286.6	263.3	8.9%

(a)	Data source for all 2005 and 2006 retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Motorcycle Industry Retail Registrations
Heavyweight (651+cc)

	2006	2005	Change
United States (a)	463.9	437.6	6.0%
Europe (b)	306.3	290.2	5.5%

(a)	U.S. data provided by the Motorcycle Industry Council through September.
(b)	Europe data provided by Giral S.A., includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom through August.

Gross Profit

Gross profit was $1.66 billion for the Motorcycles segment for the nine months ended September 24, 2006, an increase of $135.8 million or 8.9% over the same period of 2005. Gross margin for the first nine months of 2006 was 38.7% compared to 38.2% in the first half of 2005. During the first nine months of 2006, gross margin was positively impacted by wholesale price increases, favorable product mix and foreign currency transaction gains, partially offset by higher raw material costs. During the first nine months of 2006, raw materials surcharges were approximately $34.0 million, compared to approximately $27.0 million for the same period in 2005. Provided raw materials prices remain at their current levels, the Company anticipates that total materials surcharges for the full year of 2006 will be approximately 30.0% higher than the $36.0 million incurred for the full year of 2005.(1)

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment for the nine months ended September 24, 2006 and September 25, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Interest income	$119.5	$95.2	$24.3	25.6%
Income from securitizations	92.1	100.3	(8.2)	-8.2%
Other income	80.2	60.1	20.1	33.5%

Financial services income	291.8	255.6	36.2	14.2%
Interest expense	43.3	26.1	17.2	65.9%
Operating expenses	85.4	77.3	8.1	10.5%

Financial services expense	128.7	103.4	25.3	24.5%

Operating income from financial services	$163.1	$152.2	$10.9	7.2%

During the first nine months of 2006, operating income from Financial Services increased $10.9 million or 7.2% over the same period last year driven by higher interest income and higher other income, partially offset by lower income from securitizations and higher interest and operating expense. Interest income growth was due to increased retail and wholesale outstanding receivables and higher wholesale interest rates when compared to the same period last year.  The increase in other income was primarily due to an increase in insurance revenues and an increase in securitization servicing income. Interest expense was higher during the first nine months of 2006 due to increased HDFS’ borrowings in support of higher average outstanding receivables and higher borrowing costs when compared to the same period last year.

Income from securitizations was lower due to lower total gains on current year securitization transactions partially offset by an increase in income on the investment in retained securitization interests. During the first nine months of 2006, HDFS sold $2.33 billion in retail motorcycle loans through securitization transactions resulting in gains of $32.3 million. This compares with total gains of $42.4 million on $2.16 billion of loans securitized in the first nine months of 2005. The gain as a percentage of loans sold for the first nine months was 1.4% as compared to 2.0% for the same period in 2005. This decrease from the prior year period is due to lower gains in the first and second quarters of 2006, which were due to rising market interest rates and the competitive environment for motorcycle lending. During the first nine months of 2006, income on the investment in retained securitization interests was $59.8 million or $1.9 million higher than the prior year.

Annualized losses on HDFS’ managed retail motorcycle loans were 1.18% for the nine months ended September 24, 2006 compared to 1.16% for the nine months ended September 25, 2005. The increase in losses was due to a higher average write-off per loss account and a slightly higher incidence of loss. Managed retail loans include loans held by HDFS which are retained on the balance sheet as well as those sold through securitization. In addition, the retained securitization interest component of other comprehensive income was $5.6 million lower in the first nine months of 2006 compared to the same period last year due primarily to higher expected losses on prior year securitization transactions (see Note 7 of the Notes to Condensed Consolidated Financial Statements).

Changes in the allowance for finance credit losses on owned finance receivables held for investment during the nine months ended September 24, 2006 and September 25, 2005 were as follows (in millions):

	2006	2005
Balance, beginning of period	$26.2	$30.3
Provision for finance credit losses	4.3	1.7
Charge-offs, net of recoveries	(2.6)	(5.4)

Balance, end of period	$27.9	$26.6

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the nine months ended September 24, 2006 and September 25, 2005 (in millions):

	2006	2005	Increase (Decrease)	% Change
Motorcycles and Related Products	$590.5	$540.8	$49.7	9.2%
Corporate	16.7	18.0	(1.3)	-7.1%

Total operating expenses	$607.2	$558.8	$48.4	8.7%

The increase in operating expenses during the first nine months of 2006 was driven primarily by higher spending in connection with the growth in the Company’s business including the impact of a higher provision for future warranty costs (see Note 4 of the Notes to Condensed Consolidated Financial Statements). Total operating expenses, which include selling, administrative and engineering expenses, were 14.1% and 14.0% of net revenue for the first nine months of 2006 and 2005, respectively.

Provision for income taxes

The Company’s effective income tax rate for the nine months ended September 24, 2006 was 36.0% compared to 35.5% for the nine months ended September 25, 2005. This increase was due to the expiration of the federal research and development tax credit as of December 31, 2005. Assuming the retroactive reinstatement of this tax credit, the Company expects its annual effective tax rate in 2006 to be 35.5%.(1)

Other Matters

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes. Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants. In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. Oral arguments were heard on September 7, 2006 and the Company is awaiting a decision from the court. The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Liquidity and Capital Resources as of September 24, 2006

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1)  The Company also has a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of HDFS.

Cash and Marketable Securities

Cash and marketable securities totaled $952.7 million as of September 24, 2006 compared to $1.05 billion as of December 31, 2005. Cash and marketable securities balances remained consistent with 2005 year end as the majority of cash inflows from operations were used to pay dividends and repurchase common stock.  The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government-backed securities with contractual maturities of approximately one year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $1.29 billion of cash from operating activities during the nine months ended September 24, 2006 compared to $1.19 billion in the first nine months of 2005.

During the first nine months of 2006 and 2005, HDFS originated $2.29 billion and $2.01 billion, respectively, of retail finance receivables held for sale.  Collections on retail finance receivables held for sale and proceeds from the sale of retail finance receivables resulted in cash inflows of $2.38 billion and $2.22 billion during the first nine months of 2006 and 2005, respectively

Prior to December 2005, the Company classified the cash flow effects of retail finance receivables held for sale as an investing activity in its Statements of Cash Flows.  In the current year, all related 2005 amounts have been reclassified to conform to the current presentation.  The effect of the reclassification on net cash provided by operating activities and net cash provided in investing activities for the nine months ended September 25, 2005 is summarized in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and net changes in marketable securities. Net cash provided by investing activities was $327.9 million and $594.9 million during the nine months ended September 24, 2006 and September 25, 2005, respectively.

Sales and redemptions of marketable securities (net of purchases) in the first nine months of 2006 were $464.6 million compared to $755.3 million in the first nine months of 2005. The Company lowered its investment in marketable securities during the first nine months of 2006 and 2005 to support the repurchase of shares that occurred during those same periods.

Capital expenditures were $137.5 million and $122.1 million during the first nine months of 2006 and 2005, respectively. The Company estimates that total capital expenditures in 2006 will be in the range of $225 million to $250 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2006 with internally generated funds.(1)

During the first nine months of 2006 and 2005, net changes in finance receivables held for investment resulted in investing cash outflows of $75.7 million and $112.4 million, respectively.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. Net cash used in financing activities during the nine months ended September 24, 2006 and September 25, 2005 was $1.25 billion and $1.62 billion, respectively.

During the first nine months of 2006, the Company repurchased 17.2 million shares of its common stock at a total cost of $911.0 million. The Company repurchased these shares under a general authorization provided by the Company’s Board of Directors in April 2005 to buy back 20.0 million shares. A total of 2.8 million shares remained under this authorization as of September 24, 2006. On October 11, 2006, the Company’s Board of Directors authorized a new share repurchase program for up to 20.0 million additional shares. The Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations. During the first nine months of 2005, the Company repurchased 20.6 million shares of its common stock at a total cost of $1.01 billion.

The Company paid dividends of $0.60 per share at a total cost of $158.7 million during the first nine months of 2006, compared to dividends of $0.445 per share totaling $124.3 million during the same period last year.

In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of September 24, 2006 and September 25, 2005 (in millions):

	2006	2005
Commercial paper	$199.2	$203.8
Borrowings under credit facilities	181.6	155.9

	380.8	359.7
Medium-term notes	585.6	386.9
Senior subordinated debt	30.0	30.0

Total finance debt	$996.4	$776.6

Credit Facility – HDFS has a $1.10 billion revolving credit facility (Global Credit Facility) due September 2009. Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility and HDFS pays a fee for its availability.

Commercial Paper – Subject to limitations, HDFS may issue up to $1.10 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion as of September 24, 2006.

Medium-Term Notes – HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.0% medium-term notes outstanding which are due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of September 24, 2006, the Notes included a fair value adjustment that reduced the balance by $14.4 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in December 2007.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 24, 2006 and September 25, 2005, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

HDFS is subject to various operating and financial covenants related to the Global Credit Facility and the Notes and remained in compliance with all such covenants at September 24, 2006.

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

Item 4. Controls and Procedures

Disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 24, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it is inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company is cooperating with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes. Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants. In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. Oral arguments were heard on September 7, 2006 and the Company is awaiting a decision from the court. The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 24, 2006:

2006 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
Jun 26 to Jul 30	2,919,541	$54.28	2,919,500	10,916,418
Jul 31 to Aug 27	4,437,600	$57.00	4,437,600	6,681,186
Aug 27 to Sep 24	--	--	--	6,831,861

Total	7,357,141	$55.92	7,357,100

The shares repurchased during the third quarter of 2006 were completed under an authorization granted by the Company’s Board of Directors on April 30, 2005 which originally authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of September 24, 2006, a total of 2.8 million shares remained under this authorization.

On October 11, 2006 the Company’s Board of Directors authorized the Company to buy back an additional 20.0 million shares of its common stock with no dollar limit or expiration date.

The Company also has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase shares under this authorization during the quarter ended September 24, 2006.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2006, the Company acquired 41shares of common stock that were presented to the Company by employees to satisfy withholding taxes in connection with the vesting of nonvested (restricted) stock awards.

Item 6. Exhibits

Refer to the Exhibit Index on page 36 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: October 31, 2006	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2006	/s/ James M. Brostowitz
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