Form 10-K
period 2006-12-31
HARLEY DAVIDSON INC
filed 2007-02-27
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Registrants telephone number:

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

Yes ☐No ☒

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

Yes☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 23, 2006: $13,839,390,264

Number of shares of the registrant’s common stock outstanding at February 19, 2007: 257,553,216 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 28, 2007.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2006

Part I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning.  Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report.  Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of the filing of this report (February 27, 2007), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company) and the group of companies doing business as Buell Motorcycle Company (Buell).  The Motorcycles segment designs, manufactures and sells at wholesale primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a complete line of motorcycle parts, accessories, clothing and collectibles.  The Company, which is the only major American motorcycle manufacturer, has had the largest share of the United States heavyweight (651+cc) motorcycle market since 1986.  During 2006, the Company’s market share, based on retail registrations of new Harley-Davidson motorcycles, was 49.3% in the United States (data provided by the Motorcycle Industry Council).

The Financial Services (Financial Services) segment includes the group of companies doing business as Harley-Davidson Financial Services (HDFS).  HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and their retail customers.  HDFS conducts business in the United States, Canada and Europe.

See Note 11 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles — The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale.  The Company is best known for its Harley-Davidson motorcycle products, but also offers a line of motorcycles and related products under the Buell brand name.  The Company’s worldwide motorcycle sales generated approximately 80% of the total net revenue in the Motorcycles segment during each of the years 2006, 2005 and 2004, respectively.

The Motor Company’s Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability and quality.  The Motor Company manufactures five families of motorcycles: Touring, Dyna™, Softail®, Sportster®, and VRSC™.  The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration.  The VRSC family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration.  The Motor Company’s Harley-Davidson engines range in size from 883cc’s to 1800cc’s.

The Motor Company’s 2007 model year line up includes 35 models of Harley-Davidson heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from $6,595 to $20,195.  The Motor Company also offers limited-edition, factory-custom motorcycles through its Custom Vehicle Operation (CVO) program.  Motorcycles sold through the CVO program are available in limited quantities and offer unique features, paint schemes and accessories.  The Motor Company currently has four motorcycle model offerings available through the CVO program with domestic manufacturer’s suggested retail prices ranging from $24,995 to $33,495.

The average U.S. retail purchaser of a new Harley-Davidson motorcycle is a married male in his mid-forties (two-thirds of these purchasers are between the ages of 35 and 54) with a median household income of approximately $81,700.  These customers generally purchase a motorcycle for recreational purposes rather than to provide transportation.  Nearly two-thirds of the U.S. retail sales of new Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school and 30% of the buyers have college degrees.  Approximately 12% of U.S. retail motorcycle sales of new Harley-Davidson motorcycles are to female buyers.  (Source: 2006 Company studies)

The Company’s Buell® motorcycle products emphasize innovative design, responsive handling and overall performance.  Buell currently manufactures and sells ten models, including nine heavyweight models in its XB family, and the Blast®.  The Buell XB motorcycles focus on superior handling and are powered by either a 984cc (XB9) or a 1203cc (XB12) air-cooled, twin-cylinder engine with a 45-degree “V” configuration.  The Buell XB motorcycle models have domestic manufacturer’s suggested retail prices ranging from $8,895 to $11,495.  During 2006, Buell produced a limited production “race-only” motorcycle (XBRR) powered by a 1339cc air-cooled, 45-degree twin cylinder boasting a peak output rating of over 150 horsepower.  The XBRR domestic manufacturer’s suggested retail price is $30,995.  The Buell Blast is smaller and less expensive than the Buell XB models and is powered by a 492cc single-cylinder engine.  The Blast, which competes in the standard market segment, has a domestic manufacturer’s suggested retail price of $4,695.

Buell attracts customers in the demographic age range of 25 to 55.  The average U.S. retail purchaser of a new Buell XB motorcycle is a male at the age of 42 with a household income of approximately $94,800.  Approximately 3% of all new Buell XB U.S. retail motorcycle sales are to females.  The average U.S. retail purchaser of a new Buell Blast is at the age of 41, with nearly one-half of them being female.  Half of new Buell Blast purchasers have never owned a motorcycle before and 95% of them had never owned a Buell motorcycle before.  (Source: 2006 Company studies)

The total motorcycle market, including the heavyweight portion of the market, is comprised of the following four segments:

•                  standard (emphasizes simplicity and cost)

•                  performance (emphasizes handling and acceleration)

•                  custom (emphasizes styling and individual owner customization)

•                  touring (emphasizes comfort and amenities for long-distance travel)

The touring segment of the heavyweight market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles which are equipped with fairings, windshields, saddlebags and Tour Pak® luggage carriers.  The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail, VRSC and Sportster families of motorcycles.  The standard and performance segments of the market are served primarily by the Company’s Buell motorcycle line.

In the United States, suggested retail prices for the Company’s Harley-Davidson motorcycles range from being comparable to 50% higher than suggested retail prices for comparable motorcycles available in the market.  Although there are some differences in accessories between the Company’s top-of-the line touring motorcycles and those of its competitors, suggested retail prices for these motorcycles are generally comparable.  The Company’s larger-displacement custom motorcycles (Dyna, Softail and VRSC) represent its highest unit volumes.  The Company believes its larger-displacement custom products continue to command a premium price because of the features, styling and higher resale value associated with Harley-Davidson custom products.  The Company’s smallest displacement custom motorcycle (the 883cc Sportster) is price competitive with comparable motorcycles available in the market.

The Company’s 2006 surveys of retail purchasers in the United States indicate that three-quarters of the retail purchasers of its Sportster models either have previously owned competitive-brand motorcycles or are completely new to the sport of motorcycling.  The Company expects to see sales of its Sportster models lead to future sales of its higher-priced models.

Since 1988, the Company’s research has consistently shown that retail purchasers of new Harley-Davidson motorcycles in the United States have a repurchase intent at or in excess of 90%.  Research completed by the Company in 2006 shows that approximately 52% of all retail purchasers of new Harley-Davidson motorcycles in the United States had previously owned a Harley-Davidson motorcycle.

Parts & Accessories — The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories).  Worldwide P&A net revenue comprised 14.9%, 15.3% and 15.6% of net revenue in the Motorcycles segment in 2006, 2005 and 2004, respectively.

General Merchandise — Worldwide General Merchandise net revenue, which includes MotorClothesTM apparel and collectibles, comprised 4.8%, 4.6% and 4.5% of net revenue in the Motorcycles segment in 2006, 2005 and 2004, respectively.

Licensing — The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company.  The Company’s licensed products include t-shirts, jewelry, small leather goods, toys and numerous other products.  The Company also licenses the use of its name in connection with a cafe located in Las Vegas, Nevada.  Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.  Royalty revenues from licensing, included in Motorcycles segment net revenue, were $45.5 million, $43.0 million and $40.7 million in 2006, 2005 and 2004, respectively.

Other Services — The Company also provides a variety of services to its independent dealers including service and business management training programs, customized dealer software packages, delivery of its motorcycles, a motorcycle rental and tour program and Riders Edge®, the Company’s rider training program.

Patents and Trademarks — The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production.  Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties.  The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology.  This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies.  A patent review committee of the Motor Company and BMC, which is comprised of a number of key executives, manages the Company’s patent strategy and portfolio.

Trademarks are important to the Company’s motorcycle business and licensing activities.  The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks.  The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets.  The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo.  Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide.  The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, Harley, the Bar & Shield Logo, MotorClothes, the MotorClothes Logo, Rider’s Edge, Harley Owners Group, H.O.G., the H.O.G. Logo, Softail, Sportster, V-Rod, Buell and the Pegasus Logo.  The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910.  The BUELL trademark has been used since 1984.  All of the Company’s trademarks are owned by H-D Michigan, Inc, a subsidiary of the Company, which also manages the Company’s trademark strategy and portfolio.

Marketing — The Company’s products are marketed to retail customers primarily through dealer promotions, customer events and advertising through national television, print, radio and direct mailings, as well as internet advertising.  Many of the Company’s marketing efforts are accomplished through a cooperative program with its independent dealers.  The Company also sponsors racing activities and special promotional events and participates in many major motorcycle consumer shows and rallies.

On an ongoing basis, the Company promotes its products and the related lifestyle through the Harley Owners Group®, or H.O.G.®  H.O.G. has over one million members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization.  The Company formed the Harley Owners Group in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.  This group also sponsors many motorcycle events, including world wide rallies and rides for Harley-Davidson motorcycle enthusiasts.

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

International Sales — The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.18 billion, $1.04 billion and $917.3 million, or approximately 20%, 19% and 18% of net revenue of the Motorcycles segment, during 2006, 2005 and 2004, respectively.

Distribution-United States — In the United States the Company sells its motorcycles and related products at wholesale to a network of approximately 679 independently-owned full-service Harley-Davidson dealerships.  In addition, the Company sells at wholesale to the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military.  The U.S. independent dealer network includes 309 combined Harley-Davidson and Buell dealerships.  With respect to sales of new motorcycles, approximately 80% of the U.S. dealerships sell the Company’s motorcycles exclusively.  All independent dealerships stock and sell the Company’s P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles.  The Company’s independent dealers also sell a smaller portion of P&A, general merchandise and licensed products through “non-traditional” retail outlets.  The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and

Seasonal Retail Outlets (SROs).  SRLs are satellites of the main dealership and are developed to meet the service needs of the Company’s riding customers.  SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles.  AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products.  SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks.  AROs and SROs are not authorized to sell new motorcycles.  There are approximately 97 SRLs, 69 AROs, and 10 SROs located in the United States.

Distribution-Europe — In the European region, the Company sells its motorcycles and related products at wholesale to independent dealers and distributors.  The Company’s European management team is located in Oxford, England and is responsible for all of the Company’s sales, marketing and distribution activities in Europe, the Middle East and Africa and is further represented by the Company’s sales offices in the United Kingdom, France, Germany, Italy, the Netherlands, Spain and Switzerland.  In the European region, there are 7 independent distributors and 354 independent Harley-Davidson dealerships serving 32 country markets.  This includes 311 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 6 independent dealerships that do not sell Harley-Davidson motorcycles.  In addition, the Company’s dealer network includes 21 ARO’s across Europe.

Distribution-Asia/Pacific — In the Asia/Pacific region, the Company sells its motorcycles and related products at wholesale to independent dealers and distributors.  In Japan, the Company’s sales, marketing, and distribution of product is managed from its subsidiary in Tokyo, which sells motorcycles and related products at wholesale to a network of 123 independent Harley-Davidson dealers.  This includes 55 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 2 dealerships that do not sell Harley-Davidson motorcycles.

The Company’s sales, marketing and distribution of Harley-Davidson and Buell products in Australia and New Zealand are managed from its subsidiary in Sydney, Australia.  The subsidiary sells to a network of 48 independent Harley-Davidson dealers which includes 31 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 1 dealership that does not sell Harley-Davidson motorcycles.

The Company supplies product directly from its U.S. operations to the remaining Asia/Pacific dealers, which includes 7 Harley-Davidson dealers located in East and Southeast Asia.

Distribution-Latin America — The Company supplies all products sold in the Latin America region directly to independent dealers from its U.S. operations, with the exception of certain motorcycles sold in Brazil which are assembled and distributed by the Company’s subsidiary in Manaus, Brazil.  In Latin America, 22 countries are served by 31 independent dealers.  Brazil is the Company’s largest market in Latin America and is served by 10 independent dealers.  Mexico, the region’s second largest market, has 11 independent dealers.  In the remaining countries in the Latin America region there are 10 independent dealers.

Distribution-Canada — In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd.  There are approximately 75 independent Harley-Davidson dealerships, two SRLs, two AROs and one SRO. In addition, 44 of the 75 dealerships are combined Harley-Davidson and Buell dealerships.

Seasonality — Over the last several years the Company has been working to increase the availability of its motorcycles at dealers to improve the customer experience.  The Company believes that increased availability results in independent dealers providing wider selections of motorcycles at manufacturer’s suggested retail prices which in turn has a positive impact on the customer experience and better positions the Company to attract retail buyers that are new to the brand or new to the sport of motorcycling.  As a result of improving the availability of its motorcycles to customers, the timing of retail purchases is now tracking more closely with the riding season, requiring the Company and its independent dealers to balance the economies of level production with a more seasonal retail sales pattern.

In general, the Motor Company has not experienced similar seasonal fluctuations in its wholesale sales.  The Company’s independent dealers typically build their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons.  The availability of floor plan financing helps allow dealers to manage these seasonal increases in inventory.  The Company also offers financing assistance to its dealers in the United States as a way to manage seasonal increases in inventory.

Retail Customer and Dealer Financing — The Company believes that HDFS, as well as other financial services companies, provide adequate financing to the Company’s independent distributors, dealers and their retail customers.  HDFS provides financing to the Company’s independent distributors, dealers and to the retail customers of those dealers in the U.S. and Canada.  HDFS also provides wholesale financing to many of the Company’s independent dealers in Europe.  The Company’s customers in the Asia/Pacific and Latin America regions are not serviced by HDFS, but have access to financing though other established financial services companies.

Competition — The heavyweight (651+cc) motorcycle market is highly competitive.  The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company.  They also have larger worldwide revenue and are more diversified than the Company and compete in all four segments of the market.  In addition to these larger, established competitors, the Company has competitors headquartered in the United States.  These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.  These competitors currently have production and sales volumes that are lower than the Company’s and have considerably lower domestic market share than the Company.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties.  The Company emphasizes quality, reliability and styling in its products and offers a two-year warranty for its motorcycles.  The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies and H.O.G. and its financing through HDFS as competitive advantages.  In general, the Company believes that resale values for used Harley-Davidson motorcycles, measured by reflecting the used motorcycle price as a percentage of the manufacturer’s suggested retail price when new, are higher than resale values for used motorcycles of its competitors (source: 2006 Company data).

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market.  According to the Motorcycle Industry Council, these segments accounted for 79%, 80% and 79% of total heavyweight retail unit registrations in the United States during 2006, 2005 and 2004, respectively.  The larger-displacement custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company.  During 2006, the heavyweight portion of the market represented approximately 53% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 19 years, the Company has led the industry in the United States for retail unit registrations of new heavyweight motorcycles.  The Company’s (Harley-Davidson motorcycles only) share of the heavyweight market was 49.3% and 48.9% in 2006 and 2005, respectively.  This share is significantly greater than that of the Company’s largest competitor in the domestic market which had a 15.1% market share in 2006.

The following chart includes U.S. retail registration data for the Company and its major competitors for the years 2002 through 2006:

U.S. Heavyweight Motorcycle Registration Data (a)

(Engine Displacement of 651+cc)

(Units in thousands)

	2006	2005	2004	2003	2002
Total market new registrations	543.0	517.6	494.0	461.2	442.3

Harley-Davidson new registrations	267.9	252.9	244.5	228.4	209.3
Buell new registrations	3.8	3.6	3.6	3.5	2.9
Total Company new registrations	271.7	256.5	248.1	231.9	212.2

Percentage Market Share:
Harley-Davidson motorcycles	49.3%	48.9%	49.5%	49.5%	47.5%
Buell motorcycles	0.7	0.7	0.7	0.8	0.7
Total Company	50.0	49.6	50.2	50.3	48.2

Honda	15.1	16.6	18.7	18.4	19.8
Suzuki	12.9	12.4	10.2	9.8	9.6
Yamaha	8.6	8.9	8.7	8.5	8.9
Kawasaki	6.8	6.5	6.4	6.7	6.9
Other	6.6	6.0	5.8	6.3	6.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The European heavyweight motorcycle market (as defined on the next page) is roughly two-thirds of the size of the U.S. market; but unlike the domestic market, it is comprised of the unique preferences of many individual countries.  For example, traditional U.S. touring motorcycles represent less than 25% of the European heavyweight motorcycle market.  The Company continues to expand its product offerings to compete in the standard and performance segments with motorcycles like the VRSC and the Buell XB.  The Company’s traditional Harley-Davidson products compete primarily in the custom and touring segments.

The following chart includes European retail registration data for the Company for the years 2004 through 2006:

European Heavyweight Motorcycle Registration Data (a)

(Engine Displacement of 651+cc)

(Units in thousands)

	2006		2005		2004
	Units	% Share	Units	% Share	Units	% Share
Total market new registrations	376.8		350.7		337.1

Harley-Davidson new registrations	34.3	9.1%	29.7	8.5%	25.9	7.7%
Buell new registrations	4.1	1.1	4.6	1.3	4.5	1.3
Total Company new registrations	38.4	10.2%	34.3	9.8%	30.4	9.0%

(a)           Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.  The Company derives its market registration data and market share calculations presented above from information provided by Giral S.A., an independent agency.  Total market new registrations for 2005 and 2004 have been adjusted to include competitor motorcycles that were incorrectly excluded by the Company in the prior years.   Accordingly, the Company’s 2005 % share of new registrations for Harley-Davidson and Buell decreased from previously reported amounts by 0.4% and 0.1%, respectively. The change to 2004 total market new registrations did not affect the Company’s previously reported rounded % share of new registrations for Harley-Davidson and Buell. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report.  The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company.  The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The Company also competes internationally in several other markets around the world.  The most significant of these markets, based on Company data, are Canada, Japan and Australia.  In Canada, the Company’s market share based on registrations was 38.4%, 32.7% and 30.7% during 2006, 2005 and 2004, respectively (Source: Moped and Motorcycle Industry of Canada).  Market share information for the remaining international markets has not been presented because the Company does not believe that definitive and reliable registration data is available at this time.

Motorcycle Manufacturing — The Motor Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, improve productivity, reduce costs and increase flexibility to respond to changes in the marketplace. The Motor Company incorporates manufacturing techniques focused on continuously pursuing process improvements and innovation.  The Motor Company refers to these techniques as operational excellence and they include employee and supplier involvement, just-in-time inventory and lean manufacturing principles, partnering agreements with the local unions, high performance work organizations and statistical process control.

The Motor Company’s use of just-in-time inventory principles allows it to minimize its inventories of raw materials and work in process, and minimize scrap and rework costs.  This system also allows quicker reaction to engineering design changes, quality improvements and market demands.  The Motor Company continues to train its manufacturing employees in problem solving and statistical methods.

Raw Material and Purchased Components — The Company continues to establish and/or reinforce long-term, mutually beneficial relationships with its suppliers.  Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives and gains commitment from suppliers to advance Company interests efficiently and effectively.  This strategy has resulted in improved product quality, technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.  The Company’s continuing initiative to improve supplier productivity and component cost has been instrumental in delivering improvement in cost and in partially offsetting raw material commodity price pressures.  The Company anticipates that its focus on collaboration and strong supplier relationships will be beneficial to achieving cost improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars, and certain motorcycle components, including electric fuel injection systems, batteries, tires, seats, electrical components and instruments.  Given current economic conditions in certain raw material commodity markets, and pressure on certain suppliers due to difficulties in the automotive industry and U.S. manufacturing sector in general, the Company is closely monitoring supply, availability and pricing for both its suppliers and in-house operations.  However, at this time, the Company does not anticipate any difficulties in obtaining raw materials or components.

Research and Development — The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment. The Company’s Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team.  The Company incurred research and development expenses of $177.7 million, $178.5 million and $170.7 million during 2006, 2005 and 2004, respectively.

Regulation — Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company.  The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

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

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA).  The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.  The Company has from time to time initiated certain voluntary recalls.  During the last three years, the Company has initiated 18 voluntary recalls at a total cost of $14.0 million.  The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees — As of December 31, 2006, the Motorcycles segment had approximately 9,000 employees.  Unionized employees at the motorcycle manufacturing facilities in Wauwatosa and Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM).  Unionized employees at the distribution and manufacturing facilities in Franklin and Tomahawk, Wisconsin are represented by the USW.  Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM.  The collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2010, the collective bargaining agreement with the Kansas City-USW and IAM will expire on August 1, 2007, and the collective bargaining agreement with the Wisconsin-USW and IAM will expire on March 31, 2008.

Internet Access — The Company’s internet address is www.harley-davidson.com.  The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission.  In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Harley-Davidson, Inc. Corporate Governance Policy; (b) Committee Charters approved by the Harley-Davidson, Inc. Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the “Code of Conduct”) in seven languages including English; (e) the Conflict of Interest Process for Directors and Executive Officers of Harley-Davidson, Inc. (the “Conflict Process”); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; and (h) the Harley-Davidson Environmental Policy.  This information is also available from the Company upon request.  The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by posting such information on its website at www.harley-davidson.com and by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

 Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail loans (primarily for the purchase of motorcycles).  Additionally, HDFS is an agent for certain unaffiliated insurance carriers providing property/casualty insurance and also sells extended service contracts, gap coverage and debt protection products to motorcycle owners.  HDFS conducts business in the United States, Canada and Europe.

Harley-Davidson and Buell — Operating under the trade name Harley-Davidson Credit, HDFS provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers.  Operating under the trade name Harley-Davidson Insurance, HDFS is an agent for the sale of motorcycle insurance policies and also sells extended service warranty agreements, gap contracts and debt protection products.

Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories.  HDFS offers wholesale financial services to Harley-Davidson dealers in the U.S., Canada and Europe and during 2006, approximately 97% of such dealers utilized those services.  Prior to August 2002, HDFS offered wholesale financing to some of the Company’s European motorcycle dealers through a joint venture with Transamerica Distribution Finance.  In August 2002, HDFS terminated this joint venture relationship and began directly serving the wholesale financing needs of some European dealers.  The wholesale finance operations of HDFS are located in Plano, Texas and Oxford, England.

Retail motorcycle financial services include installment lending for new and used Harley-Davidson and Buell motorcycles. HDFS’ retail financial services are available through most Harley-Davidson and Buell dealers in the United States and Canada.  HDFS’ retail finance operations are located in Carson City, Nevada and Plano, Texas.

Motorcycle insurance, extended service contracts, gap coverage and debt protection products that HDFS offers are available through most Harley-Davidson and Buell dealers in the United States and Canada.  Motorcycle insurance that HDFS offers is also marketed on a direct basis to motorcycle riders.  HDFS insurance operations are located in Carson City, Nevada and Plano, Texas.

Funding — HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, medium-term notes, senior subordinated debt and the availability of advances and loans from the Company.  In asset-backed securitizations, HDFS sells retail motorcycle loans and records a gain on the sale of those loans.  HDFS also retains an interest in the excess cash flows from the receivable and recognizes income on this retained interest.  After the sale, HDFS performs billing, customer service and portfolio management services for these loans and receives a servicing fee for providing these services.

Competition — The Company regards its ability to offer a package of wholesale and retail financial services as a significant competitive advantage for HDFS.  Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, dealer relations, industry experience, terms and price.

During 2006, HDFS financed 48% of the new Harley-Davidson motorcycles retailed by independent dealers in the United States, as compared to 45% in 2005.  Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions.  In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets.  For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs.

Competition for the wholesale motorcycle finance business is primarily banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets.

Trademarks — HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D Michigan, Inc., including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.

Seasonality — In the northern United States and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations.  From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealer inventories decline.  From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turn over more slowly, substantially increasing wholesale finance receivables.

Regulation — The operations of HDFS (both domestic and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities.  Many of the statutory and regulatory requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling of financial products and services.  Therefore, operations may be subject to various regulations, laws and judicial and/or administrative decisions imposing requirements and restrictions, which among other things: (1) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions; (2) establish maximum interest rates, finance charges and other charges; (3) regulate customers’ insurance coverage; (4) require disclosure of credit and insurance terms to customers; (5) govern secured transactions; (6) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (7) prohibit discrimination in the extension of credit and administration of loans; (8) regulate the use and reporting of information related to a borrower; (9) require certain periodic reporting; and/or (10) govern the use and protection of non-public personal information.

Depending on the provisions of the applicable laws and regulations and the specific facts and circumstances involved, violations of these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or to obtain a refund of amounts previously paid and, in addition, could subject HDFS to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders.

Such regulatory requirements and associated supervision could limit the discretion of HDFS in operating its business.  Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions.  The Company cannot assure that the applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates charged by HDFS will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect the business of HDFS or its results of operations.

A subsidiary of HDFS, Eaglemark Savings Bank (ESB), is a Nevada state thrift chartered as an Industrial Loan Company (ILC).  As such, the activities of this subsidiary are governed by federal regulations and State of Nevada banking laws and are subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners.  During 2002, ESB began to originate retail loans and to sell the loans to a non-banking subsidiary of HDFS.  This process allows HDFS to offer retail products with common characteristics across the United States and to uniformly service loans to domestic retail customers.

Employees — As of December 31, 2006, the Financial Services segment had approximately 704 employees.  No employees of HDFS are represented by labor unions.

Item 1A.  Risk Factors

An investment in Harley-Davidson, Inc. involves risks, including those discussed below.  These risk factors should be considered carefully before deciding whether to invest in the Company.

•                  The Company has a number of competitors of varying sizes that are based both inside and outside the United States some of which have greater financial resources than the Company.  Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market.  Also, if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may have a competitive disadvantage.  In addition, the Company’s financial operations face significant competition from various banks, insurance companies and other financial institutions, some of which are larger and offer more financial products than the Company.  Failure to adequately address and respond to these competitive pressures worldwide could have a material adverse effect on the Company’s business and results of operations.

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

•                  The Company’s Motorcycles segment is dependent upon unionized labor.  Substantially all of the hourly employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements.  Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America that expire during August 2007, March 2008 and February 2010.  These collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules.  There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to the Company as past labor agreements.  Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in work stoppages or other labor disruptions which could have a material adverse effect on customer relationships and the Company’s business and results of operations.

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

•                  The Company and its independent dealers must balance the economies of level production with a more seasonal retail sales pattern.  The Company generally records the sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors.  In the past, the Company has not experienced seasonal fluctuations in its wholesale motorcycle sales, and as a result, the Company has been able to maintain production that is relatively level.  Over the last several years, the Company has been working to increase the availability of its motorcycles at dealerships to help improve the customer experience.  The increased availability of motorcycles has resulted in the timing of retail purchases tracking more closely with regional motorcycle riding seasons.  This requires the Company to adapt its methods for allocating its products to its dealer network so that allocation methods are aligned with retail demand. In addition, the Company’s independent dealers and distributors must manage seasonal increases in inventory.  As a result, the Company and its independent dealers and distributors must balance the economies of level production with the inventory costs associated with a more seasonal retail sales pattern.  Failure to balance the two, or the inability of the Company to adequately adjust its allocation methods, could have a material adverse effect on the Company’s business and results of operations.

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

•                  The Company is the defendant in several class action and similar lawsuits.  In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles.  Subsequently, putative nationwide class actions were filed against the Company relating to the cam bearing as discussed in Item 3. — Legal Proceedings.

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

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed against the Company, the Administrative Committee of the Company and Company officers, directors and certain employees.  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.

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

•                  There is a Securities and Exchange Commission inquiry relating to the Company.  On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (“SEC”) inquired into matters generally relating to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints described above.  The Company has cooperated with the SEC.  An inquiry of this nature ultimately could result in a formal investigation, other proceedings and penalties.

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

The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, SEC, National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission.  In addition, the Company’s sales and operations are also subject to laws and actions of state legislatures and other local regulators, including dealer statutes and licensing laws.  Changes in regulations or the imposition of additional regulations could have a material adverse effect on the Company’s business and results of operations.

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions.  The Company’s financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank. Changes in regulations or the imposition of additional regulations could affect the earnings of the financial services operations and have a material adverse effect on the Company’s business and results of operations.  Any unauthorized release of consumer data could subject the Company to liability and adversely affect the Company’s reputation.

In addition, the Company is also subject to policies and actions of the New York Stock Exchange (“NYSE”). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules.  As a result, the Company may be required to disclose certain information that could put the Company at a competitive disadvantage to its principal competitors.

•      Breaches of security involving consumers’ personal data could adversely affect the Company’s reputation, revenue and earnings.  The Company receives and stores personal information in connection with its financial services operations, the Harley Owners Group and other aspects of its business. Breach of the systems on which sensitive consumer information is stored or other unauthorized release of consumer information could adversely affect the Company’s reputation and lead to claims against the Company.

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

Item 2.  Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2006:

Motorcycles and Related Products Segment

		Approximate
Type of Facility	Location	Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Warehouse	Milwaukee, WI	24,000	Lease expiring 2009
Airplane hangar	Milwaukee, WI	14,600	Owned
Manufacturing	Wauwatosa, WI	422,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center	Franklin, WI	250,000	Owned
Manufacturing	Menomonee Falls, WI	868,000	Owned
Product Development and Office	East Troy, WI	54,000	Lease expiring 2008
Manufacturing	East Troy, WI	40,000	Lease expiring 2008
Manufacturing	Tomahawk, WI	211,000	Owned
Office	Ann Arbor, MI	3,300	Lease expiring 2009
Office	Cleveland, OH	23,000	Lease expiring 2013
Manufacturing and
Materials Velocity Center	Kansas City, MO	450,000	Owned
Materials Velocity Center	Manchester, PA	212,000	Owned
Manufacturing	York, PA	1,321,000	Owned
Motorcycle Testing	Talladega, AL	35,000	Lease expiring 2010
Motorcycle Testing	Naples, FL	82,000	Owned
Motorcycle Testing	Mesa, AZ	29,000	Lease expiring 2009

Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2008
Office and Warehouse	Oxford, England	27,000	Lease expiring 2017
Office	Liederdorp, The Netherlands	9,000	Lease expiring 2010
Office	Creteil, France	8,450	Lease expiring 2016
Office	Paris, France	7,000	Lease expiring 2007
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2009
Office	Zurich, Switzerland	2,000	Lease expiring 2009
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Office	Barcelona, Spain	2,000	Lease expiring 2007
Warehouse	Yokohama, Japan	15,000	Lease expiring 2007
Office	Tokyo, Japan	14,000	Lease expiring 2007
Manufacturing	Adelaide, Australia	485,000	Lease expiring 2011
Office	Sydney, Australia	1,100	Lease expiring 2011
Office	Sydney, Australia	600	Lease expiring 2007
Office	Shanghai, China	1,700	Lease expiring 2008
Manufacturing and Office	Manaus, Brazil	30,000	Lease expiring 2007

The Company has eight facilities that perform manufacturing operations: Wauwatosa and Menomonee Falls, Wisconsin (motorcycle powertrain production); Tomahawk, Wisconsin (fiberglass/plastic parts production and painting); York, Pennsylvania (motorcycle parts fabrication, painting and Softail® and touring model assembly); Kansas City, Missouri (motorcycle parts fabrication, painting and Dyna Glide, Sportster® and VRSC™ assembly); East Troy, Wisconsin (Buell® motorcycle assembly); Manaus, Brazil (assembly of select models for Brazilian market); and Adelaide, Australia (motorcycle wheel production).

Financial Services Segment

		Approximate
Type of Facility	Location	Square Feet	Status
Office	Chicago, IL	35,000	Lease expiring 2007
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
Storage	Carson City, NV	1,600	Lease expiring 2007
Office	Oxford, England	6,000	Lease expiring 2017

The Financial Services segment has four office facilities: Chicago, Illinois (corporate headquarters); Plano, Texas (wholesale, insurance and retail operations); Carson City, Nevada (retail and insurance operations); and Oxford, England (European wholesale operations).  Corporate headquarters will be moving into a new office in February 2007.

Item 3.  Legal Proceedings

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin.  On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel.  Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants.  The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).  On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety.  Briefing of the motion to dismiss is anticipated to be completed in April 2007.

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

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin.  As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes.  Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants (the “Company Defendants”).  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.  On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint in its entirety.  Briefing of the motion to dismiss is anticipated to be completed in April 2007.

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

Security Breach Lawsuit:

On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group.  The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006.  The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession.  The complaint seeks unspecified damages.  The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2006.

Executive Officers of the Registrant

The following sets forth, as of December 31, 2006, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc.  Executive officers are defined by the Company as executives that are members of the Company’s Leadership and Strategy Council (LSC).  The LSC, which is comprised of selected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.

Executive Officers

Name	Age
Thomas E. Bergmann	40
Vice President and Chief Financial Officer

Joanne M. Bischmann	45
Vice President, Marketing — Harley-Davidson Motor Company

James M. Brostowitz	54
Vice President and Treasurer and Chief Accounting Officer

Karl M. Eberle	58
Vice President and General Manager, Kansas City Operations
— Harley-Davidson Motor Company

Jon R. Flickinger	49
Vice President — Harley-Davidson Motor Company and
President and Chief Operating Officer - Buell Motorcycle Company

John A. Hevey	49
Vice President, Strategic Planning and New Business
Development — Harley-Davidson Motor Company

Ronald M. Hutchinson	59
Vice President, New Business — Harley-Davidson Motor Company

Gail A. Lione	57
Vice President, General Counsel and Secretary
Chief Compliance Officer

James A. McCaslin	58
President and Chief Operating Officer — Harley-Davidson Motor Company

Harold A. Scott	58
Vice President, Human Resources — Harley-Davidson Motor Company

W. Kenneth Sutton, Jr.	58
Vice President, Engineering — Harley-Davidson Motor Company

James L. Ziemer	56
President and Chief Executive Officer and Director

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years: Thomas E. Bergmann, Joanne M. Bischmann, Karl M. Eberle, John A. Hevey, Harold A. Scott and Kenneth Sutton.  The following is additional biographical information for at least the last five years relating to these six executive officers:

Mr. Bergmann has served as the Vice President and Chief Financial Officer since March 6, 2006.  Prior to joining the Company, Mr. Bergmann most recently served as Interim Chief Executive Officer of USF Corporation (“USF”), a $2.5 billion transportation and logistics company, a position he held from November 2004 to June 2005. USF was publicly traded until it was acquired by YRC Worldwide Inc. in May 2005.  Prior to that, Mr. Bergmann served as Executive Vice President of USF from August 2004 to November 2004 and Senior Vice President and Chief Financial Officer of USF from February 2004 to August 2004.  Prior to joining USF, Mr. Bergmann served as Vice President Finance — Services of Sears, Roebuck and Co., a retailer, from February 2003 to November 2003 and as Vice President and Controller of Sears, Roebuck and Co. from January 2002 to February 2003.

Ms. Bischmann has served as the Vice President, Marketing of the Motor Company since 1996.

Mr. Eberle has served as the Vice President and General Manager of the Motor Company’s Kansas City Vehicle and Powertrain Operations since 1997.

Mr. Hevey has served as the Vice President, Strategic Planning and New Business Development of the Motor Company since 2004.  Prior thereto, he served as President and Chief Operating Officer of Buell Motorcycle Company from 2001 to 2004.

Mr. Scott has served as the Vice President, Human Resources of the Motor Company since 2000.

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

PART II

Item 5.  Market for Harley-Davidson, Inc. Common Stock and Related Shareholder Matters

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc.  The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2006	Low	High	2005	Low	High
First quarter	$47.88	$54.92	First quarter	$57.84	$62.49
Second quarter	47.86	53.98	Second quarter	45.14	59.40
Third quarter	50.74	62.33	Third quarter	47.50	54.25
Fourth quarter	61.52	75.87	Fourth quarter	44.40	55.93

The Company paid the following dividends per share:

	2006	2005	2004
First quarter	$0.18	$0.125	$0.080
Second quarter	0.21	0.160	0.100
Third quarter	0.21	0.160	0.100
Fourth quarter	0.21	0.180	0.125
	$0.81	$0.625	$0.405

As of February 19, 2007 there were 88,995 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2006:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Be
2006	Total Number of	Average Price	Publicly Announced	Purchased Under the
Fiscal Month	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
September 25 to October 29	0	0	0	28,457,932

October 30 to November 26	2,098,091	$72	2,098,050	26,970,349

November 27 to December 31	0	0	0	27,097,169
Total	2,098,091	$72	2,098,050

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.  The Company repurchased 2.1 million shares under this authorization during the fourth quarter ended December 31, 2006.

In April 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  During 2006, 17.2 million shares had been repurchased under this authorization.

During October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  No shares had been repurchased under this authorization as of December 31, 2006.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan (exhibit 10.17) permits participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld.  During the fourth quarter of 2006, the Company acquired 41 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securites Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company.  The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison.  The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company.

	2001	2002	2003	2004	2005	2006
	($)	($)	($)	($)	($)	($)
Harley-Davidson, Inc.	100	85	88	113	97	135
Standard & Poor’s MidCap 400 Index	100	86	116	136	153	168
Standard & Poor’s 500 Index	100	78	101	112	117	136

Item 6.  Selected Financial Data

(In thousands except per share amounts)

	2006(1), (2)	2005(1)	2004	2003	2002
Income statement data:

Net revenue	$5,800,686	$5,342,214	$5,015,190	$4,624,274	$4,090,970
Cost of goods sold	3,567,839	3,301,715	3,115,655	2,958,708	2,673,129
Gross profit	2,232,847	2,040,499	1,899,535	1,665,566	1,417,841

Financial services income	384,891	331,618	305,262	279,459	211,500
Financial services expense	174,167	139,998	116,662	111,586	107,273
Operating income from financial services	210,724	191,620	188,600	167,873	104,227
Selling, administrative and engineering expense	841,051	762,108	726,644	684,175	639,366
Income from operations	1,602,520	1,470,011	1,361,491	1,149,264	882,702
Investment income, net	27,087	22,797	23,101	23,088	16,541
Other, net	(5,367)	(5,049)	(5,106)	(6,317)	(13,416)
Income before provision for income taxes	1,624,240	1,487,759	1,379,486	1,166,035	885,827
Provision for income taxes	581,087	528,155	489,720	405,107	305,610
Net income	$1,043,153	$959,604	$889,766	$760,928	$580,217

Weighted-average common shares:
Basic	264,453	280,303	295,008	302,271	302,297
Diluted	265,273	281,035	296,852	304,470	305,158
Earnings per common share:
Basic	$3.94	$3.42	$3.02	$2.52	$1.92
Diluted	$3.93	$3.41	$3.00	$2.50	$1.90

Dividends paid per common share	$0.810	$0.625	$0.405	$0.195	$0.135

Balance sheet data:
Working capital	$1,954,956	$2,272,125	$2,510,490	$2,087,056	$1,354,486
Finance receivables held for sale	547,106	299,373	456,516	347,112	306,901
Finance receivables held for investment, net	2,280,217	1,943,224	1,655,784	1,390,737	1,138,679
Total assets	5,532,150	5,255,209	5,483,293	4,923,088	3,861,217
Current finance debt	832,491	204,973	495,441	324,305	382,579
Long-term finance debt	870,000	1,000,000	800,000	670,000	380,000
Total finance debt	1,702,491	1,204,973	1,295,441	994,305	762,579
Shareholders’ equity	2,756,737	3,083,605	3,218,471	2,957,692	2,232,915

(1)             2006 and 2005 results include the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” effective January 1, 2005.  See Note 8 to the Consolidated Financial Statements for further discussion.

(2)             2006 results include the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.  See Note 6 to the Consolidated Financial Statements for further discussion.

Item 7.  Management’s Discussion and Analysis of Financial Position and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell) and Harley-Davidson Financial Services (HDFS). Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise.  HDMC manufactures five families of motorcycles: Touring, Dyna™, Softail®, Sportster® and VRSC™.  Buell produces sport motorcycles, including nine twin-cylinder XB models and the single-cylinder Buell® Blast®.  Buell also offers a line of motorcycle parts, accessories, apparel and general merchandise.  HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview(1)

The Company’s net revenue for 2006 was $5.80 billion, up 8.6% over 2005 driven by a 6.1% increase in shipments of Harley-Davidson® motorcycles over 2005.  Net income and diluted earnings per share for 2006 were up 8.7% and 15.2%, respectively, over 2005.  The increase in diluted earnings per share includes the benefit of fewer weighted-average shares outstanding when compared to the prior year.  Weighted-average shares outstanding were lower in 2006 than in 2005 as a result of the Company’s repurchases of common stock occurring over the last two years.

The Company’s independent dealer network also reported growth over prior year with increases in retail motorcycle unit sales during 2006.  Worldwide dealer retail sales of Harley-Davidson motorcycles were up 8.5% in 2006 over 2005.  In the United States, retail sales of Harley-Davidson motorcycles grew 5.9% during 2006 when compared to the prior year.  Internationally, retail sales were up 18.6% over 2005 with increases of 14.6% in Europe, 16.3% in Japan and 15.9% in Canada.

Retail sales growth during 2006 was due in part to a positive worldwide response to the Company’s new 2007 models.  In July 2006, independent dealers began offering the Company’s new 2007 model year motorcycles.  The Company’s 2007 model offering includes the new larger Twin Cam 96TM engine and a new six-speed transmission for all Touring and Softail motorcycles, the addition of electronic fuel injection on all Sportster models and a number of new models and features.

In addition, the Company believes that the continued momentum in international dealer retail sales is also due in part to the strategies that it has been implementing over the last couple of years.  These strategies include improvements within the international dealer base, enhanced marketing programs and a more effective and efficient distribution of motorcycles worldwide.

(1)             Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning.  Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report.  Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of the filing of this report (February 27, 2007), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

The Company’s collective bargaining agreement with the Pennsylvania-IAM (Union) covering approximately 2,800 workers at its assembly plant in York, Pennsylvania expired on February 2, 2007.  Prior to the expiration of that contract the union voted to reject a proposed new collective bargaining agreement for employees and authorized a strike which began immediately following the expiration of the contract.  On February 22, 2007, the Company reached a new agreement with the Union, ending the strike.  The new contract with the York Union employees is a three-year agreement expiring in February 2010.

The Company is pleased with the agreement it has reached with its York Union employees. However, the disruption caused by the strike had a significant impact on the Company’s business.  As a result of the strike, the Company lost approximately four weeks of production at its York, Pennsylvania assembly facility and interrupted production at some of the Company’s other manufacturing locations.  The strike also adversely impacted its suppliers and employees and may adversely impact its independent dealers and retail customers.

As a result of the strike and its related impact, the Company will not meet previously annuounced guidance for 2007.  First quarter 2007 shipments of Harley-Davidson motorcycles had been expected to be between 82,000 and 84,000 units.  The Company has lowered its target range by 18,000 units, and now expects first quarter shipments of Harley-Davidson motorcycles to be between 64,000 and 66,000 units.  Over the remainder of 2007, the Company expects to make up approximately 4,000 to 5,000 of these motorcycle shipments, resulting in full year shipment plans for approximately 14,000 fewer motorcycles than originally planned.  The Company arrived at this decision after carefully evaluating its production constraints, supply chain issues, cost implications, timing of shipments to dealers and the delayed start of 2008 model year production caused by the strike.

The Company’s revised plan for 2007 does not affect its previously stated plan to continue to grow revenue, although revenue growth in 2007 as a result of the strike is expected to be moderate.  The Company continues to believe that shipments in its international markets will grow at a faster rate than in the U.S. market. The Company’s growth will be driven by a focus on providing customers around the world with a continuous stream of exciting new motorcycles, surrounded by the unique Harley-Davidson experience.  Harley-Davidson customers enjoy a unique lifestyle experience through organized rides and rallies, through membership in the Harley Owners Group® (H.O.G.®) organization, and through the use of MotorClothes® merchandise and Harley-Davidson® Genuine Motor Accessories to personalize their experience.

In 2007, the Company will experience inefficiencies and costs associated with the strike and the related make-up plan which will have a negative impact on margins.  Therefore, for 2007 the Company has revised its previous guidance of increasing margins and believes 2007 margins will be lower than margins experienced in 2006.  The Company believes its manufacturing expertise and focus on operational excellence, and other factors, position it to continue to drive a net income growth rate in 2008 and 2009 that will be in excess of its revenue growth rate.

Operational excellence involves employees and suppliers continuously pursuing process improvements and innovation.  Over the last several years, the Company has made considerable strides in manufacturing efficiency and automation and believes there continue to be opportunities for improvement in these areas and across other parts of the organization.  The Company also expects that other factors such as increased production, quality, product mix and pricing for features will continue to have a positive impact on margins.

As the Company executes its plans, the Company believes its business model will continue to generate cash permitting it to invest in the business, fund future growth opportunities and return value to shareholders.  The Company’s expected annual capital expenditures are provided under “Liquidity and Capital Resources.”

Prior to the strike, the Company had expected to deliver earnings-per-share growth of 11% to 17% annually through 2009 driven by solid revenue growth, margin improvement and the benefits of strong free cash flow.  However, as a result of the strike and its related impact to the business in 2007, the Company has revised its expected earnings-per-share growth rate for 2007 to be in the range of 4% to 6%. The Company expects its earnings-per-share growth rate to return to 11% to 17% in 2008 and 2009.

Results of Operations 2006 Compared to 2005

Overall

Net revenue for 2006 totaled $5.80 billion, a $458.5 million or 8.6% increase over the prior year.  Net income for 2006 was $1.04 billion compared to $959.6 million in 2005, an increase of 8.7%.  Diluted earnings per share for 2006 were $3.93 representing a 15.2% increase over 2005 earnings per share of $3.41.  Diluted earnings per share were positively impacted during 2006 by a decrease in the weighted-average shares outstanding, which were 265.3 million in 2006 compared to 281.0 million in 2005.  The decrease in weighted-average shares outstanding was due primarily to the Company’s share repurchases.  The Company repurchased 19.3 million shares of common stock during 2006.  The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

The Company paid dividends in 2006 of $.18 per share in March and $.21 per share in June, September and December.  The aggregate annual dividend paid in 2006 was $.81 per share, representing a 29.6% increase over the aggregate annual dividend of $.625 per share in 2005.

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for 2006 and 2005 (dollars in millions):

			Increase	%
	2006	2005	(Decrease)	Change
Motorcycle Unit Shipments
Touring motorcycle units	123,444	110,193	13,251	12.0%
Custom motorcycle units*	161,195	148,609	12,586	8.5%
Sportster motorcycle units	64,557	70,215	(5,658)	-8.1%
Harley-Davidson motorcycle units	349,196	329,017	20,179	6.1%

Buell motorcycle units	12,460	11,166	1,294	11.6%
Total motorcycle units	361,656	340,183	21,473	6.3%

Net Revenue
Harley-Davidson motorcycles	$4,553.6	$4,183.5	$370.1	8.8%
Buell motorcycles	102.2	93.1	9.1	9.8%
Total motorcycles	4,655.8	4,276.6	379.2	8.9%

Parts & Accessories	862.3	815.7	46.6	5.7%
General Merchandise	277.5	247.9	29.6	12.0%
Other	5.1	2.0	3.1	N/M
Net revenue	$5,800.7	$5,342.2	$458.5	8.6%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and CVO models.

During 2006, the Company shipped 349,196 Harley-Davidson motorcycles, an increase of 20,179 or 6.1%, over 2005 shipments.  International shipments grew faster than U.S. shipments with an increase of 21.6% in 2006, compared to a 2006 U.S. shipment increase of 2.5%.  As a result, international shipments represented 21.8% of total Harley-Davidson wholesale shipments in 2006, compared to 19.0% in 2005.  The increase in international shipments as a percentage of total shipments is consistent with the Company’s expectation that international growth will outpace domestic shipment growth.(1)

During 2006, net revenue for the Motorcycles segment grew 8.6% or $458.5 million over 2005.  Approximately $350 million of the increase in net revenue from 2005 to 2006 resulted from the higher shipment volumes of motorcycles and related products.  Net revenue also benefited during 2006 from a favorable change in product mix and wholesale price increases.  The changes to product mix occurring in 2006 resulted in approximately $70 million of higher revenue and related primarily to an increase in the percentage of shipments consisting of higher-priced touring motorcycles.  Touring motorcycles made up 35.4% of shipments in 2006 compared to 33.5% in 2005.  During 2006, wholesale price increases on Harley-Davidson motorcycles resulted in approximately $45 million of higher revenue when compared to 2005.  Changes in foreign currency exchange rates resulted in approximately $10 million of lower net revenue during 2006 when compared to 2005.

Harley-Davidson Motorcycle Retail Sales

The Company’s wholesale motorcycle unit shipments are retailed through an independent worldwide dealer network.  Worldwide retail sales of Harley-Davidson motorcycles grew 8.5% during 2006 over the prior year.  Retail sales of Harley-Davidson motorcycles increased 5.9% in the United States and 18.6% internationally, when compared to 2005. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 4.9% in the United States and up 7.5% in Europe, when compared to 2005.  The following table includes retail unit sales of Harley-Davidson motorcycles for 2006 and 2005 (units in thousands):

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2006	2005	Change
United States	268.4	253.4	5.9%
Europe(b)	33.8	29.5	14.6%
Japan	13.3	11.4	16.3%
Canada	13.5	11.7	15.9%
All other markets	15.0	11.2	34.3%
Total Retail Sales	344.0	317.2	8.5%

(a)           Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company.  The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)          Data for Europe includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data (units in thousands):

	2006	2005	Change
United States(a)	543.0	517.6	4.9%
Europe(b)	376.8	350.7	7.4%

(a)              U.S. data provided by the Motorcycle Industry Council.

(b)             Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. Data for 2005 has been adjusted to include competitor motorcycles that had previously not been included by the Company. The previously reported amount for 2005 was 332.8.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available to the Company at this time.

Cost of Goods Sold

During 2006, cost of goods sold for the Motorcycles segment increased $266.1 million over 2005, due primarily to the increase in shipment volumes for motorcycles and related products.  During 2006, higher volumes resulted in an increase in cost of goods sold of approximately $225 million.  Cost of goods sold was also higher in 2006 due to changes in product mix and increases in material costs, partially offset by lower foreign currency losses.  Changes in Harley-Davidson motorcycle product mix occurring in 2006 resulted in approximately $35 million of higher costs in 2006 compared to 2005, and increases in raw material costs primarily for metals were approximately $15 million in 2006 over 2005.  Finally, net foreign currency transaction and hedging gains in 2006 compared to 2005 resulted in approximately $35 million of lower cost during 2006.

Gross Profit

Gross profit was $2.23 billion for the Motorcycles segment during 2006, an increase of $192.3 million or 9.4% over gross profit in 2005.  Gross profit margin for 2006 was 38.5% compared to 38.3% during 2005.  During 2006, the increase in gross margin was due primarily to wholesale price increases on Harley-Davidson motorcycles, favorable Harley-Davidson motorcycle product mix and favorable changes in foreign currency exchange rates, as detailed under “Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for 2006 and 2005 (in millions):

			Increase	%
	2006	2005	(Decrease)	Change

Interest income	$167.5	$129.9	$37.6	29.0%
Income from securitizations	111.2	123.1	(11.9)	-9.7%
Other income	106.2	78.6	27.6	35.1%
Financial services income	384.9	331.6	53.3	16.1%

Interest expense	59.8	36.2	23.6	65.3%
Operating expenses	114.4	103.8	10.6	10.2%
Financial services expense	174.2	140.0	34.2	24.4%
Operating income from financial services	$210.7	$191.6	$19.1	10.0%

During 2006, interest income benefited from increased retail and wholesale average outstanding receivables and higher retail and wholesale lending rates as compared to 2005.  The increase in other income was primarily due to higher revenues from insurance commissions and related products and an increase in securitization servicing fee income.  Interest expense was higher in 2006 due to increased borrowings, in support of higher average outstanding receivables, and higher borrowing costs as compared to 2005.

Income from securitizations in 2006 was lower due to lower gains on 2006 securitization transactions, partially offset by an increase in income on the investment in retained securitization interests.  During 2006, income on the investment in retained securitization interests was $78.9 million, an increase of $2.3 million over 2005.

During 2006, HDFS sold $2.33 billion in retail motorcycle loans through securitization transactions resulting in gains of $32.3 million.  This compares with gains of $46.6 million on $2.48 billion of loans securitized during 2005.  The 2006 gain as a percentage of loans sold was 1.4% as compared to 1.9% for 2005.  The 2006 gain as a percentage of the amount of loans securitized was lower than the prior year due to rising market interest rates and the competitive environment for motorcycle lending.

In addition, during 2006, other comprehensive income includes unrealized losses of $20.9 million (pre-tax) related to a decrease in the unrealized gain on the investment in retained securitization interests due primarily to higher expected losses on prior year securitization transactions.

Annualized losses on HDFS’ managed retail motorcycle loans totaled 1.41% in 2006 compared to 1.29% for the same period in 2005.  This increase in losses reflects continued pressure on values for repossessed motorcycles.  Managed retail loans include loans held by HDFS which are retained on the balance sheet as well as those sold through securitization.  The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2006 increased to 5.18% from 4.83% at December 31, 2005, and as a result it is expected that HDFS will experience higher credit losses as a percentage of managed retail motorcycle loans in 2007 as compared to 2006.(1)

Changes in the allowance for credit losses during 2006 and 2005 were as follows (in millions):

	2006	2005
Balance, beginning of period	$26.2	$30.3
Provision for finance credit losses	5.9	3.3
Charge-offs, net of recoveries	(4.8)	(7.4)
Balance, end of period	$27.3	$26.2

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Included in charge-offs, net of recoveries are $0.6 million and $1.8 million of recoveries in 2006 and 2005, respectively, received by HDFS from HDMC.  These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for 2006 and 2005 (in millions):

				%
	2006	2005	Increase	Change
Motorcycles and Related Products
Selling	$302.1	$269.5	$32.6	12.1%
Administrative	330.1	284.9	45.2	15.9%
Engineering	186.2	186.2	—	0.0%
Corporate	22.7	21.5	1.2	5.6%
Total operating expenses	$841.1	$762.1	$79.0	10.4%

Total operating expenses were 14.5% and 14.3% of net revenue for 2006 and 2005, respectively.

During 2006, selling expenses were higher than the prior year due primarily to higher marketing and advertising expenses combined with increased international operating costs in connection with the Company’s growth in those markets.

The increase in administrative expenses during 2006 was driven primarily by a higher provision for future warranty costs which was approximately $44 million higher in 2006 compared to 2005.  The increase in warranty costs was due primarily to higher costs associated with the Company’s second year warranty program and higher product program costs.  Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage from one to two years.  During 2006, additional claims data became available which indicated that the cost of the second year warranty was higher than originally estimated.  Based on the higher actual claims, the Company adjusted warranty reserves for the motorcycles affected, which were primarily 2004, 2005 and 2006 models.  In addition, the Company announced a number of product programs during 2006 to address customer concerns and promote customer satisfaction.  Under a product program, the Company contacts retail customers directly and pays for non-safety related improvements that are covered by the Company’s standard warranty.

Investment Income, net

Investment income, net in 2006 was $27.1 million, compared to $22.8 million in 2005.  Net investment income was higher in 2006 primarily due to a higher average return in 2006 when compared to 2005.

Other, net

Other, net expense was $5.4 million and $5.0 million in 2006 and 2005, respectively.  Other, net expense consists of charitable contributions.

Provision for Income Taxes

The Company’s effective income tax rate was 35.8% during 2006 compared to 35.5% in 2005.  This increase is due primarily to a relatively smaller benefit from the federal research and development tax credit and slightly higher state income taxes.

Results of Operations 2005 Compared to 2004

Overall

Net revenue for 2005 totaled $5.34 billion, a $327.0 million or 6.5% increase over the prior year.  Net income for 2005 was $959.6 million compared to $889.8 million in 2004, an increase of 7.8%.  Diluted earnings per share for 2005 were $3.41 representing a 13.7% increase over 2004 earnings per share of $3.00.  Diluted earnings per share were positively impacted during 2005 by a decrease in the weighted-average shares outstanding, which were 281.0 million in 2005 compared to 296.9 million in 2004.  The decrease in weighted-average shares outstanding was due primarily to the Company’s share repurchases.  The Company repurchased of 21.4 million shares of common stock during 2005.  The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

The Company paid dividends in 2005 of $.125 per share in March, $.16 per share in June and September and $.18 per share in December.  The aggregate annual dividend paid in 2005 was $.625 per share, representing a 54.3% increase over the aggregate annual dividend of $.405 per share in 2004.

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for 2005 and 2004 (dollars in millions):

			Increase	%
	2005	2004	(Decrease)	Change
Motorcycle Unit Shipments
Touring motorcycle units	110,193	93,305	16,888	18.1%
Custom motorcycle units*	148,609	154,163	(5,554)	-3.6%
Sportster motorcycle units	70,215	69,821	394	0.5%
Harley-Davidson motorcycle units	329,017	317,289	11,728	3.7%

Buell motorcycle units	11,166	9,857	1,309	13.3%
Total motorcycle units	340,183	327,146	13,037	4.0%

Net Revenue
Harley-Davidson motorcycles	$4,183.5	$3,928.2	$255.3	6.5%
Buell motorcycles	93.1	79.0	14.1	17.8%
Total motorcycles	4,276.6	4,007.2	269.4	6.7%

Parts & Accessories	815.7	781.6	34.1	4.4%
General Merchandise	247.9	223.7	24.2	10.8%
Other	2.0	2.7	(0.7)	-19.5%
Net revenue	$5,342.2	$5,015.2	$327.0	6.5%

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and CVO models.

During 2005, the Company shipped 329,017 Harley-Davidson motorcycle units, an increase of 11,728, or 3.7%, over 2004 shipments and net revenue grew 6.5% or $327.0 million over 2004.  Approximately $229 million of the increase in net revenue from 2004 to 2005 resulted from the higher shipment volumes of motorcycles and related products.  Net revenue also benefited during 2005 from a favorable change in product mix which resulted in higher revenue of approximately $58 million and related primarily to an increase in the percentage of shipments consisting of higher-priced touring motorcycles.  Net revenue was also impacted during 2005 by changes in average wholesale prices and fluctuations in foreign exchange rates.  Wholesale price increases on 2006 model year motorcycles averaged approximately 1% and resulted in approximately $17 million of higher revenue during 2005 when compared to 2004.  Changes in foreign currency exchange rates, related primarily to European currencies, resulted in approximately $7 million of higher revenue during 2005 when compared to 2004.

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

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2005	2004	Change
United States	253.4	243.2	4.2%
Europe(b)	29.5	24.6	19.9%
Japan	11.4	10.3	11.1%
Canada	11.7	11.2	4.1%
All other markets	11.2	9.3	19.4%
Total Retail Sales	317.2	298.6	6.2%

(a)             Data source for all 2005 retail sales figures shown above is sales and warranty registrations provided by Harley-Davidson dealers and compiled by the Company.  The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)            Europe retail sales includes sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data (units in thousands):

	2005	2004	Change
United States(a)	517.6	494.0	4.8%
Europe(b)	350.7	337.1	4.0%

(a)              U.S. data provided by the Motorcycle Industry Council.

(b)             Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. Data for 2005 and 2004 has been adjusted to include competitor motorcycles that were incorrectly excluded by the Company. The previously reported amounts for 2005 and 2004 were 332.8 and 336.2, respectively.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available to the Company at this time.

Cost of Goods Sold

During 2005, cost of goods sold for the Motorcycles segment increased $186.1 million over 2004, due primarily to the increase in sales volumes for motorcycles and related products.  During 2005, higher sales volumes resulted in an increase in cost of goods sold of approximately $119 million.  Cost of goods sold for motorcycles and related products were also higher in 2005 due to changes in product mix, increases in material costs and foreign currency losses.  Changes in Harley-Davidson motorcycle product mix occurring in 2005 resulted in approximately $40 million of higher costs in 2005 compared to 2004 and increases in raw material costs primarily for metals were approximately $34 million in 2005 over 2004.  Finally, net foreign currency transaction and hedging losses in 2005 compared to 2004 resulted in approximately $9 million of higher cost during 2005.  These cost increases were partially offset by lower costs related to manufacturing efficiencies and lower short-term incentive compensation.

Gross Profit

Gross profit was $2.04 billion for the Motorcycles segment during 2005, an increase of $141.0 million or 7.4% over gross profit in 2004.  Gross profit margin for 2005 was 38.2% compared to 37.9% during 2004.  During 2005, the increase in gross margin was due to favorable motorcycle product mix, model year wholesale price increases and lower costs due to manufacturing efficiencies and a decrease in cost related to the Company’s short-term incentive compensation plan.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for 2005 and 2004 (in millions):

			Increase	%
	2005	2004	(Decrease)	Change
Interest income	$129.9	$102.2	$27.7	27.1%
Income from securitizations	123.1	115.1	8.0	7.0%
Other income	78.6	88.0	(9.4)	-10.6%
Financial services income	331.6	305.3	26.3	8.6%

Interest expense	36.2	22.7	13.5	59.1%
Operating expenses	103.8	94.0	9.8	10.5%
Financial services expense	140.0	116.7	23.3	20.0%
Operating income from financial services	$191.6	$188.6	$3.0	1.6%

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

Changes in the allowance for credit losses during 2005 and 2004 were as follows (in millions):

	2005	2004
Balance, beginning of period	$30.3	$31.3
Provision for finance credit losses	3.3	3.1
Charge-offs, net of recoveries	(7.4)	(4.1)
Balance, end of period	$26.2	$30.3

Included in charge-offs, net of recoveries are $1.8 million and $3.7 million of recoveries in 2005 and 2004, respectively, received by HDFS from HDMC.  These recoveries relate to guarantees provided by HDMC on wholesale loans to independent European Harley-Davidson dealers.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for 2005 and 2004 (in millions):

			Increase	%
	2005	2004	(Decrease)	Change
Motorcycles and Related Products
Selling	$269.5	$238.5	$31.0	13.0%
Administrative	284.9	291.6	(6.7)	-2.3%
Engineering	186.2	179.9	6.3	3.5%
Corporate	21.5	16.6	4.9	29.5%
Total operating expenses	$762.1	$726.6	$35.5	4.9%

Operating expenses were 14.3% and 14.5% of net revenue for 2005 and 2004, respectively.

The increase in selling expenses during 2005 was driven primarily by higher costs related to marketing and advertising activities.  Administrative and Corporate expenses include the impact of the Company’s initial recognition of stock compensation expense.  As discussed in Note 1 to the Consolidated Financial Statements, the Company began expensing the cost of its employee stock option awards on January 1, 2005.  As a result, the Company recorded $23.0 million of stock compensation expense in 2005 of which $16.9 million and $3.0 million was included in administrative and corporate expenses, respectively.  During 2005 administrative expenses were also impacted by a decrease in cost related to the Company’s short-term incentive plan, which more than offset the additional cost of stock compensation.

Investment Income, net

Investment income, net in 2005 was $22.8 million, compared to $23.1 million in 2004.  Net investment income was lower in 2005 due to a decrease in the average balance of cash and marketable securities on hand; however, this impact was mostly offset by the effect of a higher average return in 2005 when compared to 2004.

Other, net

Other, net expense was $5.0 million and $5.1 million in 2005 and 2004, respectively.  Other, net expense consists of charitable contributions.

Provision for Income Taxes

The Company’s effective income tax rate was 35.5% during both 2005 and 2004.

Other Matters

Accounting Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to adopt FIN 48 beginning in fiscal year 2007 and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is expected to be immaterial.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income.  As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company was required to adopt SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006.  The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008.  The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.  See Note 6 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements and notes thereto.

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

Finance Receivable Securitizations — The Company sells retail motorcycle loans through securitization transactions utilizing qualifying special purpose entities (QSPEs) as defined by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Upon sale of retail loans in a securitization transaction, HDFS receives cash and retains an interest in excess cash flows, servicing rights and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and are periodically reviewed for impairment.  Market value quotes are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates.  The impact of changes to key assumptions is shown in Note 3 to the Consolidated Financial Statements.

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

Finance Receivable Credit Losses — The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal and accrued interest in the existing finance receivables portfolio.  Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions, specific borrower’s ability to repay and the estimated value of any underlying collateral.

Product Warranty — Estimated warranty costs are reserved for each motorcycle at the time of sale.  The warranty reserve is an estimated cost per unit sold based upon historical Company claim data used in combination with other known factors that may affect future warranty claims.  The Company updates its warranty estimates quarterly to ensure that the warranty reserves are based on the most current information available.

The Company believes that past claim experience is indicative of future claims, however, the factors affecting actual claims can be volatile.  As a result, actual claims experience may differ from estimated which could lead to material changes in the Company’s warranty provision and related reserves.  The Company’s warranty liability is discussed further in Note 1 to the Consolidated Financial Statements.

Pensions and Other Postretirement Benefits — Retirement Plan (Pension, SERPA and Postretirement health care) obligations and costs are developed from actuarial valuations.  The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates.  The Company evaluates and updates all of its assumptions annually on September 30, the actuarial measurement date.

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations.  Based on this analysis, the discount rate was increased from 5.50% as of September 30, 2005 to 5.90% as of September 30, 2006.  The Company determines its healthcare trend assumption by considering factors such as estimated health care inflation, the utilization of healthcare benefits and changes in the health of plan participants.  Based on the Company’s assessment of this data as of September 30, 2006, the Company reset its initial healthcare cost trend rate to 10% and extended the date it expects to reach its ultimate rate of 5% from 2010 to 2011.  These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

The following information is provided to illustrate the sensitivity of pension and postretirement healthcare obligations and costs to changes in these major assumptions (in thousands):

			Impact
	Amounts based	Impact of a 1%	of a 1% increase
	on current	decrease in the	in the healthcare
	assumptions	discount rate	cost trend rate
2006 Net periodic benefit costs
Pension and SERPA	$49,676	$18,189	n/a
Postretirement healthcare	$25,298	$2,567	$1,219

2006 Benefit obligations
Pension and SERPA	$976,712	$146,859	n/a
Postretirement healthcare	$324,985	$36,165	$13,532

This information should not be viewed as predictive of future amounts.  The calculation of Retirement Plan obligations and costs is based on many factors in addition to those discussed here.  This information should be considered in combination with the information provided in Note 6 to the Consolidated Financial Statements.

Stock Compensation Costs — The total cost of the Company’s share-based awards is equal to the grant date fair value per award multiplied by the number of awards granted (adjusted for forfeitures).  This cost is recognized as expense on a straight-line basis over the service periods of the awards.  Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period.

The Company determines the number of share-based awards granted by first determining the total cost of the award, which is a function of employee salary, level and performance.  On the date of grant, the number of awards granted is then computed by dividing the total cost of the award by the grant-date fair value of the individual award.

The Company estimates the fair value of individual option awards as of the grant date using a lattice-based option valuation model which utilizes ranges of assumptions over the expected term of the options, including stock price volatility, dividend yield and risk free interest rate.  The valuation model uses historical data to estimate option exercise behavior and employee terminations.  The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding.  Expected volatilities were based on the historical volatility of the Company’s stock.  The Company determined that historical volatility provided a reasonable estimate for future volatility.  Dividend yield was based on the Company’s expected dividend policy and the risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Changes in the valuation assumptions could result in a significant change to the individual cost of an award.  However, the total cost of an award is also affected by the number of awards granted, and as result, may not reflect changes to the cost of individual awards.  The Company’s grants of share-based awards are based on a consideration of the total cost of the grant.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.  On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities.  In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5 “Accounting for Contingencies.”  A tax contingency reserve represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes.  The tax contingency reserve is classified as a component of the current income taxes payable account, which is included within Accrued liabilities in the Consolidated Balance Sheets.  The Company adds interest and penalties, if applicable, each period to the reserve which is recorded as component of the overall income tax provision.  The Company is regularly under audit by tax authorities.  Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments.  Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2006 is as follows (in thousands):

	2007	2008 - 2009	2010 - 2011	Thereafter	Total
Principal payments on finance debt	$832,491	$671,231	$198,769	—	$1,702,491
Interest payments on finance debt	65,528	65,558	10,256	—	141,342
Operating lease payments	8,385	10,687	9,366	$18,195	46,633
	$906,404	$747,476	$218,391	$18,195	$1,890,466

•                  As described in Note 3 to the Consolidated Financial Statements, as of December 31, 2006, long term finance debt issued by HDFS included outstanding commercial paper and advances under the Global Credit Facility totaling $283.6 million.  The amount classified as long term is supported by the Global Credit Facility, due September 2009; accordingly, the Company has assumed that this amount will be repaid in 2009.

•                  Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2006.  Interest for floating rate instruments, as calculated above, assumes December 31, 2006 rates remain constant.

•                  As of December 31, 2006, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

•                  The Company has long-term obligations related to its pension and postretirement plans at December 31, 2006.  Due to the current funded status of the pension plans, the Company has no minimum funding requirements for 2007.  The Company’s expected future contributions to these plans are provided in Note 6 to the Consolidated Financial Statements.

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

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the related loans purchased from HDFS.  The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors.  Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits.  These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests.  Investors also do not have recourse to assets of HDFS for failure of the obligors on the retail loans to pay when due.  Total investment in retained securitization interests at December 31, 2006 was $384.1 million.  The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  See Note 3 to the Consolidated Financial Statements for further discussion of HDFS’ securitization program.

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin.  On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel.  Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants.  The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).  On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety.  Briefing of the motion to dismiss is anticipated to be completed in April 2007.

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

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin.  As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes.  Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants (the “Company Defendants”).  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties.  On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint in its entirety.  Briefing of the motion to dismiss is anticipated to be completed in April 2007.

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

Security Breach Lawsuit:

On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group.  The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006.  The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession.  The complaint seeks unspecified damages.  The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

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

Liquidity and Capital Resources as of December 31, 2006

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. (1)  The Company also has a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of its Financial Services business.

Cash and Marketable Securities

Cash and marketable securities totaled $896.5 million as of December 31, 2006 compared to $1.05 billion and $1.61 billion as of December 31, 2005 and December 31, 2004, respectively.  The decline is primarily attributable to common stock repurchases and higher dividend payments, which are discussed in more detail below.  The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs.  The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities with contractual maturities of approximately one year.  Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $761.8 million of cash from operating activities during 2006 compared to $962.6 million and $835.8 million in 2005 and 2004, respectively.  The decrease in operating cash flow from 2005 to 2006 is primarily attributable to HDFS completing only three securitization transactions in 2006 compared to four in 2005.  Offsetting the reduction in operating cash flow were increased financing cash flows related to finance debt to support the increase in finance receivables held for sale at the end of 2006 as compared to 2005.

During 2006, 2005 and 2004, HDFS originated $2.77 billion, $2.45 billion and $2.07 billion, respectively, of finance receivables that were classified as held for sale.  Collections on finance receivables held for sale and proceeds from the sale of finance receivables resulted in cash inflows of $2.42 billion, $2.58 billion and $1.93 billion during 2006, 2005 and 2004, respectively.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and net changes in marketable securities.  Net cash used by investing activities was $35.3 million in 2006, compared to a cash provide of $193.8 million in 2005 and a cash use of $578.0 million during 2004.

Sales and redemptions of marketable securities net of purchases provided $253.5 million and $431.1 million during 2006 and 2005, respectively.  During 2004, the net result was cash used of $349.0 million.  Marketable securities balances were reduced during 2006 and 2005 primarily for the purpose of funding a portion of the Company’s repurchase of common stock during the year.  During 2004, the Company increased its investment in marketable securities.

Capital expenditures were $219.6 million, $198.4 million and $213.6 million during 2006, 2005 and 2004, respectively.  The Company estimates that total capital expenditures required in 2007 will be in the range of $300.0 to $325.0 million.(1)  The anticipated increase compared to 2006 is primarily a result of expenditures related to the Company’s powertrain facility expansion plans and the construction of the Harley-Davidson museum.  The Company anticipates it will have the ability to fund all capital expenditures in 2007 with internally generated funds. (1)

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity.  Net cash used in financing activities during 2006, 2005 and 2004 was $637.0 million, $1.27 billion and $316.1 million, respectively.

During 2006, the Company repurchased 19.3 million shares of its common stock at a total cost of $1.06 billion.  The Company repurchased 17.2 million shares under a general authorization received from the Company’s Board of Directors in 2005.  The remaining 2.1 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.  In October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  No repurchases had been made under this authorization as of the end of 2006. Please see Part II, Item 5. Market for Harley-Davidson, Inc. Common Stock and Related Shareholder Matters for additional detail regarding the Company’s share repurchase activity and authorizations.  During 2005 and 2004, the Company repurchased 21.4 million and 10.6 million shares, respectively, of its common stock at a total cost of $1.05 billion and $564.1 million, respectively.

The Company paid total dividends of $0.81, $0.625 and $0.405 per share during 2006, 2005 and 2004, respectively, at a total cost of $212.9 million, $173.8 million and $119.2 million, respectively.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under the revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of December 31 (in thousands):

	2006	2005	2004
Commercial paper	$894,250	$416,797	$702,147
Credit facilities	191,866	172,965	168,309
	$1,086,116	$589,762	$870,456
Medium-term notes	586,375	585,211	394,985
Senior subordinated notes	30,000	30,000	30,000
	$1,702,491	$1,204,973	$1,295,441

Credit Facilities — In December 2006, HDFS increased its revolving credit facility (Global Credit Facility) to $1.40 billion from $1.10 billion.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility due in 2009 and HDFS pays a fee for its availability.

Commercial Paper — Subject to limitations, HDFS may issue commercial paper of up to $1.40 billion.  Maturities may range up to 365 days from the issuance date.  Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility.  As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.40 billion as of December 31, 2006.  As of December 31, 2005 and December 31, 2004, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion.

Medium-Term Notes — HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008, and during December 2005 issued $200.0 million of 5% medium-term notes due in December 2010 (collectively referred to as “Notes”).  The Notes provide for semi-annual interest payments and principal due at maturity.  At December 31, 2006, December 31, 2005 and December 31, 2004, the Notes included a fair value adjustment reducing the balance by $13.6 million, $14.7 million and $5.0 million, respectively, due to interest rate swap agreements designated as fair value hedges.  The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt — HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in December 2007.

Intercompany Borrowing — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate.  As of December 31, 2006, December 31, 2005 and December 31, 2004, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants — HDFS is subject to various operating and financial covenants related to the Global Credit Facilities, Medium-Term Notes and Senior Subordinated Debt issued by HDFS.  The more significant covenants are described below.

The covenants limit HDFS’ ability to (i) incur certain additional indebtedness; (ii) assume or incur certain liens; (iii) participate in a merger, consolidation, liquidation or dissolution; and (iv) purchase or hold margin stock.

Under the Global Credit Facility financial covenants, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 9.0 to 1.0 and HDFS must maintain a minimum consolidated tangible net worth of $300.0 million.  The financial covenants under the Senior Subordinated Debt require that HDFS maintain a tangible net worth of $40.0 million and a minimum fixed charge coverage ratio of 125%.  No financial covenants are required under the Medium-Term Notes.

At December 31, 2006, December 31, 2005 and December 31, 2004, HDFS remained in compliance with all of these covenants.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities and advances or loans from the Company. (1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capacity of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xi) manage the credit quality and recovery rates of HDFS’ loan portfolio; (xii) retain and attract talented employees; and (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation.  In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors.  These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings.  The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2006, these contracts represented a combined U.S. dollar equivalent of $360.3 million.  The Company estimates that a uniform 10% weakening in the value of the dollar relative to the currency underlying these contracts would result in a decrease in the fair value of the contracts of approximately $37.2 million as of December 31, 2006.

The Company’s exposure to the Japanese yen is substantially offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS’ earnings are affected by changes in interest rates.  HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions and debt.  As of December 31, 2006, HDFS had interest rate swaps outstanding with a notional value of $1.25 billion.  HDFS estimates that a 10% increase in interest rates would result in a $1.6 million decrease in the fair value of the agreements.

Item 8.  Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 6, 2007

James L. Ziemer	Thomas E. Bergmann
President and Chief Executive Officer	Vice President and Chief Financial Officer

MANAGEMENT CERTIFICATIONS

The Company has filed as exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, the certifications of the chief executive officer and the chief financial officer of the Company required by Section 302 of the Sarbanes-Oxley Act.

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

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2006. Management has concluded that the internal control system was effective.  This assessment was also audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2006 fiscal year.  The audited financial statements of the Company for the 2006 fiscal year were also reviewed and discussed with management as well as with representatives of Ernst & Young LLP.  The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, other professional standards and regulatory requirements currently in effect.  The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2006 fiscal year be included in the Company’s Annual Report.

February 14, 2007

Audit Committee of the Board of Directors

Richard I. Beattie                                                                                  Judson C. Green

George L. Miles, Jr.                                                                              James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Harley-Davidson, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harley-Davidson, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Harley-Davidson, Inc. and our report dated February 6, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2005, the Company changed its method of accounting for share-based awards and on December 31, 2006, the Company changed its method of accounting for defined benefit pension and postretirement healthcare plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 6, 2007

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Net revenue	$5,800,686	$5,342,214	$5,015,190
Cost of goods sold	3,567,839	3,301,715	3,115,655
Gross profit	2,232,847	2,040,499	1,899,535

Financial services income	384,891	331,618	305,262
Financial services expense	174,167	139,998	116,662
Operating income from financial services	210,724	191,620	188,600

Selling, administrative and engineering expense	841,051	762,108	726,644
Income from operations	1,602,520	1,470,011	1,361,491
Investment income, net	27,087	22,797	23,101
Other, net	(5,367)	(5,049)	(5,106)
Income before provision for income taxes	1,624,240	1,487,759	1,379,486
Provision for income taxes	581,087	528,155	489,720
Net income	$1,043,153	$959,604	$889,766

Earnings per common share:
Basic	$3.94	$3.42	$3.02
Diluted	$3.93	$3.41	$3.00

Cash dividends per common share	$0.81	$0.625	$0.405

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$238,397	$140,975
Marketable securities	658,133	905,197
Accounts receivable, net	143,049	122,087
Finance receivables held for sale	547,106	299,373
Finance receivables held for investment, net	1,554,260	1,342,393
Inventories	287,798	221,418
Deferred income taxes	73,389	61,285
Prepaid expenses and other current assets	48,501	52,509
Total current assets	3,550,633	3,145,237

Finance receivables held for investment, net	725,957	600,831
Property, plant and equipment, net	1,024,469	1,011,612
Prepaid pension costs	55,351	368,165
Goodwill	58,800	56,563
Deferred income taxes	42,986	—
Other assets	73,954	72,801
	$5,532,150	$5,255,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,477	$270,614
Accrued liabilities	479,709	397,525
Current portion of finance debt	832,491	204,973
Total current liabilities	1,595,677	873,112

Finance debt	870,000	1,000,000
Deferred income taxes	—	155,236
Pension liability	47,916	28,678
Postretirement healthcare benefits	201,126	60,975
Other long-term liabilities	60,694	53,603

Commitments and contingencies (Note 5)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 334,328,193 and 330,961,869 shares issued in 2006 and 2005, respectively	3,343	3,310
Additional paid-in-capital	766,382	596,239
Retained earnings	5,460,629	4,630,390
Accumulated other comprehensive (loss) income	(206,662)	58,653
	6,023,692	5,288,592
Less:
Treasury stock (76,275,837 and 56,960,213 shares in 2006 and 2005, respectively), at cost	(3,266,955)	(2,204,987)
Total shareholders’ equity	2,756,737	3,083,605
	$5,532,150	$5,255,209

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Net cash provided by operating activities (Note 2)	$761,780	$962,614	$835,831

Cash flows from investing activities:
Capital expenditures	(219,602)	(198,389)	(213,550)
Origination of finance receivables held for investment	(411,757)	(336,412)	(324,931)
Collections on finance receivables held for investment	260,133	179,974	190,360
Collection of retained securitization interests	101,641	115,346	125,732
Purchase of marketable securities	(970,935)	(1,352,428)	(1,091,326)
Sales and redemptions of marketable securities	1,224,447	1,783,503	742,284
Other, net	(19,186)	2,246	(6,561)
Net cash (used) provided by investing activities	(35,259)	193,840	(577,992)

Cash flows from financing activities:
Proceeds from issuance of medium term notes	—	199,974	—
Net increase (decrease) in finance-credit facilities and commercial paper	493,125	(280,694)	305,047
Dividends	(212,914)	(173,785)	(119,232)
Purchase of common stock for treasury	(1,061,968)	(1,054,615)	(564,132)
Excess tax benefits from share-based payments	18,933	6,065	—

Issuance of common stock under employee stock option plans	125,801	31,264	62,171
Net cash used by financing activities	(637,023)	(1,271,791)	(316,146)

Effect of exchange rate changes on cash and cash equivalents	7,924	(18,847)	4,137

Net increase (decrease) in cash and cash equivalents	97,422	(134,184)	(54,170)

Cash and cash equivalents:
At beginning of period	140,975	275,159	329,329
At end of period	$238,397	$140,975	$275,159

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share amounts)

	Common Stock		Additional		Other comp-
	Issued		paid-in	Retained	rehensive	Treasury
	Shares	Balance	capital	Earnings	income (loss)	Balance	Total
Balance December 31, 2003	326,489,291	$3,266	$419,455	$3,074,037	$47,174	($586,240)	$2,957,692
Comprehensive income:
Net income	—	—	—	889,766	—	—	889,766
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	9,399	—	9,399
Minimum pension liability adjustment, net of tax benefit of $38,230	—	—	—	—	(62,110)	—	(62,110)
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $367	—	—	—	—	(691)	—	(691)
Derivative financial instruments, net of tax benefit of $1,766	—	—	—	—	(2,479)	—	(2,479)
Marketable securities, net of tax benefit of $2,075	—	—	—	—	(3,389)	—	(3,389)
Comprehensive income							830,496

Dividends	—	—	—	(119,232)	—	—	(119,232)
Repurchase of common stock	—	—	—	—	—	(564,132)	(564,132)
Exercise of stock options	3,418,874	34	62,137	—	—	—	62,171
Tax benefit of stock options	—	—	51,476	—	—	—	51,476
Balance December 31, 2004	329,908,165	$3,300	$533,068	$3,844,571	($12,096)	($1,150,372)	$3,218,471
Comprehensive income:
Net income	—	—	—	959,604	—	—	959,604
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(18,005)	—	(18,005)
Minimum pension liability adjustment, net of taxes of ($37,025)					60,155		60,155
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of ($2,179)	—	—	—	—	4,001	—	4,001
Derivative financial instruments, net of taxes of ($15,353)	—	—	—	—	24,992	—	24,992
Marketable securities, net of tax benefit of $243	—	—	—	—	(394)	—	(394)
Comprehensive income							1,030,353

Dividends	—	—	—	(173,785)	—	—	(173,785)
Repurchase of common stock	—	—	—	—	—	(1,054,615)	(1,054,615)
Share-based compensation	—	—	24,117	—	—	—	24,117
Issuance of nonvested stock	115,801	1	(1)	—	—	—	—
Exercise of stock options	937,903	9	31,255	—	—	—	31,264
Tax benefit of stock options	—	—	7,800	—	—	—	7,800
Balance December 31, 2005	330,961,869	$3,310	$596,239	$4,630,390	$58,653	($2,204,987)	$3,083,605
Comprehensive income:
Net income	—	—	—	1,043,153	—	—	1,043,153
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	12,898	—	12,898
Minimum pension liability adjustment, net of taxes of ($165)	—	—	—	—	267	—	267
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $7,360	—	—	—	—	(13,522)	—	(13,522)
Derivative financial instruments, net of tax benefit of $9,111	—	—	—	—	(15,048)	—	(15,048)
Marketable securities, net of taxes of ($2,456)	—	—	—	—	3,991	—	3,991
Comprehensive income							1,031,739

Adjustment to initially apply SFAS No. 158, net of taxes of ($156,278)	—	—	—	—	(253,901)	—	(253,901)
Dividends	—	—	—	(212,914)	—	—	(212,914)
Repurchase of common stock	—	—	—	—	—	(1,061,968)	(1,061,968)
Share-based compensation	—	—	21,446	—	—	—	21,446
Issuance of nonvested stock	253,319	3	(3)	—	—	—	—
Exercise of stock options	3,113,005	30	125,771	—	—	—	125,801
Tax benefit of stock options	—	—	22,929	—	—	—	22,929
Balance December 31, 2006	334,328,193	$3,343	$766,382	$5,460,629	($206,662)	($3,266,955)	$2,756,737

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC) and Harley-Davidson Financial Services (HDFS).

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

The Company operates in two principal business segments:  Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services).  All intercompany accounts and material transactions are eliminated, except for amounts related primarily to: (1) interest paid by HDMC to HDFS on behalf of HDMC’s independent dealers as a way to manage seasonal increases in inventory; and (2) amounts paid by HDMC to reimburse HDFS for certain European wholesale finance receivable credit losses.  See Note 3 for additional detail related to these items.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities — The Company has investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities of $337.4 million and $535.9 million at December 31, 2006 and 2005, respectively, with contractual maturities of approximately 1 year.  Marketable securities also include auction rate securities of $320.7 million and $369.3 million at December 31, 2006 and 2005, respectively, with contractual maturities of up to 30 years.  The auction rate securities have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.  The Company classifies its investments in marketable securities as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income.  Net unrealized losses, net of taxes, included in other comprehensive income as of December 31, 2006 and 2005 were $1.3 million and $5.3 million, respectively.  Gains and losses realized on sales of marketable securities are included in investment income and were not material.

1.                  Summary of Significant Accounting Policies (continued)

Finance Receivables Credit Losses — The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level HDFS believes is adequate to cover the losses of principal and accrued interest in the existing portfolio.  HDFS’ periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, the value of the underlying collateral and current economic conditions.  HDFS’ wholesale and other large loan charge-off policy is based on a loan-by-loan review which considers the specific borrower’s ability to repay and the estimated value of any collateral.

Retail loans are generally charged-off at 120 days contractually past due.  All finance receivables accrue interest until either collected or charged-off.  Accordingly, as of December 31, 2006 and 2005, all finance receivables are accounted for as interest-earning receivables.

Finance Receivables Held for Sale — U.S. retail motorcycle loans intended for securitization at origination are classified as finance receivables held for sale.  These finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value.  Finance receivables held for sale are held for a short period of time prior to being securitized, and have a cost basis that approximates fair value.  Cash flows related to finance receivables held for sale are included in cash flows from operating activities.

Finance Receivables Securitizations — HDFS sells retail motorcycle loans through securitization transactions.  Under the terms of securitization transactions, HDFS sells retail loans to a securitization trust utilizing the two-step process described below.  The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans.  The proceeds from the issuance of the asset-backed securities are utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS receives cash and also retains an interest in excess cash flows, servicing rights, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.”  The investment in retained securitization interests is included with finance receivables held for investment in the consolidated balance sheets.

The interest in excess cash flows equals the cash flows arising from retail loans sold to the securitization trust less servicing fees, credit losses and contracted payment obligations due to securitization trust investors.  Key assumptions in determining the present value of projected excess cash flows are prepayments, credit losses and discount rate.  HDFS retains servicing rights under retail loans that it has sold to the securitization trust and receives a servicing fee.  The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned.

Reserve account deposits represent interest-earning cash deposits collateralizing trust securities.  The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreements.

Gains on current year securitizations on the sale of the retail loans are recognized in the period in which the sale occurs.  The amount of the gain depends on the proceeds received and the original carrying amount of the transferred retail loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment.  Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rate commensurate with the risks involved.  Unrealized gains and losses on investments in retained securitization interests are recorded in other comprehensive income and as of December 31, 2006 and 2005 were net unrealized gains of $43.4 million and $64.3 million before income taxes, or $28.1 million and $41.6 million net of taxes, respectively.

1.                  Summary of Significant Accounting Policies (continued)

Finance Receivables Securitizations (continued):

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

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs.  Accordingly, gain on sale is recognized upon transfer of retail loans to a QSPE and assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.  See Note 3 for further discussion of HDFS’ securitization program.

Inventories — Inventories are valued at the lower of cost or market.  Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method.  Other inventories totaling $103.5 million at December 31, 2006, and $77.4 million at December 31, 2005 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment — Property, plant and equipment is recorded at cost.  Depreciation is determined on the straight-line basis over the estimated useful lives of the assets.  The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings - 30 to 40 years; building equipment and land improvements - 7 to 10 years; and machinery and equipment - 3 to 10 years.  Accelerated methods of depreciation are used for income tax purposes.

Internal-use Software — The Company’s policy is to capitalize costs incurred in connection with developing or obtaining software for internal use.  The Company’s policy explicitly excludes certain types of costs from capitalization, such as costs incurred for enhancements, maintenance, project definition, data conversion, research and development, business process re-engineering and training.  Costs capitalized by the Company include amounts paid to outside consulting firms for materials or services used in developing or obtaining computer software for internal use, wages and benefits paid to employees who are directly associated with and who devote time to developing or obtaining computer software for internal use, and interest costs incurred during the period of development of software for internal use.  During 2006, 2005 and 2004 the Company capitalized $38.1 million, $17.0 million and $15.0 million, respectively, of costs incurred in connection with

1.                  Summary of Significant Accounting Policies (continued)

Internal-use Software (continued):

developing or obtaining software for internal use.  The Company depreciates costs capitalized in connection with developing or obtaining software for internal use on a straight-line basis over the estimated useful life.  Generally, internal-use software has a three to seven year useful life.

Goodwill — Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased.  Goodwill is tested for impairment at least annually based on financial data related to the reporting unit to which it has been assigned.  The Company has assigned goodwill to reporting units based on specific review of each purchase transaction.  During 2006 and 2005, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

Long-lived Assets — The Company periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets held for sale.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Product Warranty and Recall Campaigns — The Company provides a standard two-year limited warranty on all new motorcycles sold.  The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer.   The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based on historical Company claim information.  Additionally, the Company has from time to time initiated certain voluntary recall campaigns.  The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.  Changes in the Company’s warranty and product recall liability were as follows (in thousands):

	2006	2005	2004
Balance, beginning of period	$43,073	$44,868	$33,322
Warranties issued during the period	56,008	37,043	41,434
Settlements made during the period	(57,267)	(38,761)	(37,247)
Recalls and changes to pre-existing warranty liabilities	24,571	(77)	7,359
Balance, end of period	$66,385	$43,073	$44,868

The increase in warranty expense during 2006 was due primarily to higher costs associated with the Company’s second year warranty program and higher product program costs.  Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage from one to two years.  During 2006, additional claims data became available which indicated that the cost of the second year warranty was higher than originally estimated.  Based on the higher actual claims, the Company adjusted warranty reserves for the motorcycles affected, which were primarily 2004, 2005 and 2006 models.  In addition, the Company announced a number of product programs during 2006 to address customer concerns and promote customer satisfaction.  Under a product program, the Company contacts retail customers directly to promote non-safety related improvements that are covered by the Company’s standard warranty.  The liability for product recall campaigns was $6.5 million, $8.8 million and $4.9 million as December 31, 2006, 2005 and 2004, respectively.

Derivative Financial Instruments — The Company uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk.  The Company’s policy specifically prohibits the use of derivatives for speculative purposes.  The fair values of the Company’s derivative financial instruments are discussed in Note 10.

1.                  Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued):

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

Revenue Recognition — Sales are recorded when products are shipped to wholesale customers (independent dealers and distributors) and ownership is transferred.  The Company offers sales incentive programs to both wholesale and retail customers designed to promote the sale of motorcycles and related products.  The total costs of these programs are recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.

Financial Services Income Recognition — Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables.  Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail loans are deferred and amortized over the estimated life of the contract.

Research and Development Expenses — Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the consolidated statement of income.  Research and development expenses were $177.7 million, $178.5 million and $170.7 million for 2006, 2005 and 2004, respectively.

Advertising Costs — The Company expenses the production cost of advertising the first time the advertising takes place.  Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media.  During 2006, 2005 and 2004 the Company incurred $69.7 million, $66.5 million and $48.8 million in advertising costs, respectively.

1.              Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs — The Company classifies shipping and handling costs as a component of cost of goods sold.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Compensation Costs — On January 1, 2005 the Company early adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the Company to recognize the cost of its employee stock option awards in its income statement.  According to SFAS No. 123 (revised 2004), the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards.  The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) using the modified-prospective-transition method.  Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004).  Results for prior periods have not been restated.  Total stock compensation expense recognized by the Company during 2006 and 2005, including stock option and nonvested stock awards, was $21.4 million and $23.0 million, respectively, or $13.3 million and $14.5 million net of taxes, respectively.

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

	2004	2003	2002
Fair value of options granted during the period	$17	$14	$19
Expected term (in years)	4.9	4.7	4.4
Expected volatility	34%	36%	38%
Expected dividend yield	0.6%	0.3%	0.3%
Risk free rate	3.2%	2.7%	4.3%

1.                  Summary of Significant Accounting Policies (continued)

Stock Compensation Costs (continued):

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock options during the year ended December 31, 2004.  For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a four-year vesting period and forfeitures are recognized as they occur.  The Company’s pro forma information follows (in thousands, except per share amounts):

2004
Net income, as reported	$889,766
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(13,932)
Pro forma net income	$875,834

Basic earnings per share as reported	$3.02
Basic earnings per share pro forma	$2.97

Diluted earnings per share as reported	$3.00
Diluted earnings per share pro forma	$2.96

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to adopt FIN 48 beginning in fiscal year 2007 and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is expected to be immaterial.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company was required to adopt SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006.  The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008.  The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.  See Note 6 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements and notes thereto.

2.                  Additional Balance Sheet and Cash Flow Information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the years ended December 31.

Balance Sheet Information:

Accounts receivable, net (in thousands):
	2006	2005
Domestic	$22,236	$21,154
Foreign	120,813	100,933
	$143,049	$122,087

The Company’s sales of motorcycles and related products in the United States, Canada and a portion of its sales in Europe are financed by the purchasing dealers or distributors through HDFS, and the related receivables are included in finance receivables held for investment in the consolidated balance sheets.  The Company’s remaining foreign sales are sold on open account, letter of credit, draft, and payment in advance or financed by the purchasing dealers.  The allowance for doubtful accounts deducted from total accounts receivable was $9.5 million and $8.5 million as of December 31, 2006 and 2005, respectively.

Inventories, net (in thousands):
	2006	2005
Components at the lower of FIFO cost or market
Raw materials and work in process	$123,376	$90,955
Motorcycle finished goods	94,399	73,736
Part and accessories and general merchandise	98,749	80,017
Inventory at lower of FIFO cost or market	316,524	244,708
Excess of FIFO over LIFO cost	28,726	23,290
	$287,798	$221,418

Inventory obsolescence reserves deducted from FIFO cost were $15.3 million and $16.7 million as of December 31, 2006 and 2005, respectively.

Property, plant and equipment, at cost (in thousands):
	2006	2005
Land and related improvements	$49,126	$44,669
Buildings and related improvements	378,150	378,614
Machinery and equipment	1,956,935	1,797,322
Construction in progress	148,292	113,493
	2,532,503	2,334,098
Less: accumulated depreciation	1,508,034	1,322,486
	$1,024,469	$1,011,612

2.                  Additional Balance Sheet and Cash Flow Information (continued)

Accrued liabilities (in thousands):
	2006	2005
Payroll, performance incentives and related expenses	$145,575	$125,886
Warranty and recalls	66,385	43,073
Sales incentive programs	83,524	65,612
Income taxes	49,668	58,075
Fair value of derivative financial instruments	28,076	15,119
Other	106,481	89,760
	$479,709	$397,525

Components of accumulated other comprehensive (loss) income, net of tax (in thousands):

	2006	2005
Cumulative foreign currency translation adjustment	$28,430	$15,532
Unrealized gain on investment in retained securitization interest	28,112	41,634
Unrealized net (loss) gain on derivative financial instruments	(6,287)	8,761
Unrealized net (loss) on marketable securities	(1,328)	(5,319)
Minimum pension liability	—	(1,955)
Unrecognized pension and postretirement benefit plan liabilities	(255,589)	—
	($206,662)	$58,653

2.                  Additional Balance Sheet and Cash Flow Information (continued)

Cash Flow Information:

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	2006	2005	2004
Cash flows from operating activities:
Net income	$1,043,153	$959,604	$889,766
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	213,769	205,705	214,112
Provision for employee long-term benefits	80,179	71,461	62,775
Stock compensation expense	21,446	22,974	—
Gain on current year securitizations	(32,316)	(46,581)	(58,302)
Net change in wholesale finance receivables	(159,886)	(161,342)	(154,124)
Origination of retail finance receivables held for sale	(2,772,733)	(2,447,320)	(2,069,713)
Collections on retail finance receivables held for sale	112,131	124,462	84,310
Proceeds from securitization of retail finance receivables	2,303,562	2,450,920	1,847,895
Contributions to pension and postretirement plans	(13,512)	(296,859)	—
Tax benefit from the exercise of stock options	—	—	51,476
Deferred income taxes	(39,768)	48,165	(41,314)
Foreign currency adjustments	(7,975)	18,688	(5,283)
Other, net	32,535	31,996	31,482
Changes in current assets and liabilities:
Accounts receivable, net	(16,361)	(11,556)	(4,069)
Finance receivables - accrued interest and other	(23,442)	(16,252)	(27,443)
Inventories	(54,352)	(6,366)	(12,811)
Accounts payable and accrued liabilities	76,058	24,810	35,694
Other	(708)	(9,895)	(8,620)
Total adjustments	(281,373)	3,010	(53,935)
Net cash provided by operating activities	$761,780	$962,614	$835,831

Cash paid during the period for interest and income taxes (in thousands):
	2006	2005	2004
Interest	$57,990	$34,417	$21,346
Income taxes	$602,347	$471,613	$469,658

Interest paid represents interest payments of HDFS which are included in financial services expense.

Non-cash investing activity during the period (in thousands):

	2006	2005	2004
Investment in retained securitization interests received
in connection with securitizations during the year	$156,955	$176,640	$154,569

3.                  Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail loans, primarily for the purchase of motorcycles, and providing insurance programs principally to Harley-Davidson and Buell dealers and their retail customers.  HDFS conducts business in the United States, Canada and Europe and is responsible for all credit and collection activities for the Company’s U.S. dealer receivables, its Canadian distributor receivables and the majority of its European dealer receivables.

The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2006	2005	2004
Interest income	$167,504	$129,869	$102,177
Income from securitizations	111,177	123,136	115,104
Other income	106,210	78,613	87,981
Financial services income	384,891	331,618	305,262

Interest expense	59,761	36,154	22,723
Operating expenses	114,406	103,844	93,939
Financial services expenses	174,167	139,998	116,662
Operating income from financial services	$210,724	$191,620	$188,600

Interest income includes approximately $23.6 million, $16.0 million and $11.8 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2006, 2005 and 2004, respectively.  This interest is paid on behalf of HDMC’s independent dealers as a way to manage seasonal increases in inventory.  These interest transactions between the Motorcycles and Financial Services segments are not eliminated.

Income from securitizations includes gains on current year securitization transactions of $32.3 million, $46.6 million and $58.3 million during 2006, 2005 and 2004, respectively, and income on investment in retained securitization interests of $78.9 million, $76.6 million and $56.8 million during 2006, 2005 and 2004, respectively.

3.                  Financial Services (continued)

Finance Receivables:

Finance receivables held for investment at December 31 for the past five years were as follows (in thousands):

	2006	2005	2004	2003	2002
Wholesale
United States	$1,206,753	$1,040,220	$870,640	$690,662	$574,489
Europe	66,421	59,960	73,231	91,987	91,137
Canada	65,538	50,097	51,945	59,171	42,236
Total wholesale	1,338,712	1,150,277	995,816	841,820	707,862

Retail
United States	409,788	319,856	287,841	233,079	202,193
Canada	174,894	149,597	120,217	92,740	60,921
Total retail	584,682	469,453	408,058	325,819	263,114
	1,923,394	1,619,730	1,403,874	1,167,639	970,976
Allowance for credit losses	27,283	26,165	30,277	31,311	31,045
	1,896,111	1,593,565	1,373,597	1,136,328	939,931
Investment in retained
securitization interests	384,106	349,659	282,187	254,409	198,748
	$2,280,217	$1,943,224	$1,655,784	$1,390,737	$1,138,679

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2006	2005	2004	2003	2002
Retail
United States	$547,106	$299,373	$456,516	$347,112	$306,901

HDFS has cross-border outstandings to Canada as of December 31, 2006, 2005 and 2004 of $61.1 million, $51.7 million and $30.9 million, respectively.

HDFS provides wholesale financing to the Company’s independent dealers.  Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S., Canada and Europe.

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada.  The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers.  Retail loans consist of secured promissory notes and installment loans.  HDFS either holds titles or liens on titles to vehicles financed by promissory notes and installment loans.  As of December 31, 2006 and 2005, approximately 10% of gross outstanding finance receivables were originated in California and 10% were originated in Canada, respectively.

At December 31, 2006 and 2005, unused lines of credit extended to HDFS’ wholesale finance customers totaled $782.8 million and $713.9 million, respectively.  Approved but unfunded retail finance loans totaled $593.5 million and $457.1 million at December 31, 2006 and 2005, respectively.

3.                  Financial Services (continued)

Finance Receivables (continued):

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent dealers and are generally contractually due within one year.  Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers, the end consumers. On December 31, 2006, contractual maturities of finance receivables held for investment (excluding retained securitization interests) were as follows (in thousands):

	United States	Europe	Canada	Total
2007	$1,238,936	$66,421	$86,574	$1,391,931
2008	25,947	—	22,598	48,545
2009	28,647	—	25,248	53,895
2010	31,638	—	28,208	59,846
2011	34,954	—	31,515	66,469
Thereafter	256,425	—	46,283	302,708
Total	$1,616,547	$66,421	$240,426	$1,923,394

As of December 31, 2006, all finance receivables due after one year were at fixed interest rates.

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the years ended December 31 were as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$26,165	$30,277	$31,311
Provision for finance credit losses	5,962	3,263	3,070
Charge-offs, net of recoveries	(4,844)	(7,375)	(4,104)
Balance at end of year	$27,283	$26,165	$30,277

Included in charge-offs, net of recoveries are $0.6 million, $1.8 million and $3.7 million of recoveries in 2006, 2005 and 2004, respectively, received by HDFS from HDMC.  These recoveries relate to certain guarantees provided by HDMC on wholesale loans to European Harley-Davidson dealers.  At December 31, 2006, 2005 and 2004, HDMC had $0.5 million, $0.3 million and $3.3 million, respectively, included in its allowance for doubtful accounts related to outstanding guarantees.

The carrying value of retail and wholesale finance receivables contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2006	2005	2004	2003	2002
United States	$4,476	$2,574	$1,906	$2,012	$1,724
Canada	1,561	1,442	994	639	523
Europe	452	283	3,688	4,126	5,307
Total	$6,489	$4,299	$6,588	$6,777	$7,554

3.                  Financial Services (continued)

Securitization Transactions:

During 2006, 2005 and 2004, the Company sold $2.33 billion, $2.48 billion and $1.88 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPEs (see Note 1). These sales resulted in cash proceeds of $2.30 billion, $2.45 billion and $1.85 billion during 2006, 2005 and 2004, respectively.  The Company retains an interest in excess cash flows, servicing rights and cash reserve account deposits, collectively referred to as investment in retained securitization interests.  The total securitization interests retained during the year for the last three years are disclosed under non-cash investing activities in Note 2.  In conjunction with current and prior year sales, HDFS had investments in retained securitization interests of $384.1 million and $349.7 million at December 31, 2006 and 2005, respectively.  The Company receives annual servicing fees approximating 1% of the outstanding securitized retail loans.  HDFS serviced $4.28 billion and $3.90 billion of securitized retail loans as of December 31, 2006 and 2005, respectively.

The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits.  These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests.  Investors do not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due.  Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain on current year securitizations are credit losses, prepayments and discount rate.

At the date of the transaction, the following weighted-average key assumptions were used to calculate the gain on securitizations completed in 2006, 2005 and 2004:

	2006	2005	2004
Prepayment speed (Single Monthly Mortality)	2.47%	2.50%	2.50%
Weighted-average life (in years)	1.96	1.93	1.94
Expected cumulative net credit losses	2.84%	2.60%	2.60%
Residual cash flows discount rate	12.00%	12.00%	12.00%

As of December 31, 2006 and 2005, respectively, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

	2006	2005
Prepayment speed (Single Monthly Mortality)	2.40%	2.50%
Weighted-average life (in years)	2.06	2.02
Expected cumulative net credit losses	2.99%	2.57%
Residual cash flows discount rate	12.00%	12.00%

3.                  Financial Services (continued)

Securitization Transactions (continued):

Expected cumulative net credit losses are a key assumption in the valuation of retained securitization interests. As of December 31, 2006, 2005 and 2004, respectively, weighted-average expected net credit losses for all active securitizations were 2.99%, 2.57% and 2.55%.  The table below summarizes, as of December 31, 2006, 2005 and 2004, respectively, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected weighted-average cumulative	Loans securitized in
net credit losses (%) as of :	2006	2005	2004	2003	2002
December 31, 2006	3.00%	3.15%	2.93%	2.53%	2.60%
December 31, 2005	—	2.60%	2.60%	2.52%	2.44%
December 31, 2004	—	—	2.60%	2.60%	2.39%

Detailed below at December 31, 2006 and 2005, is the sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for all retained securitization interests (dollars in thousands):

	2006	2005
Carrying amount/fair value of retained interests	$384,106	$349,659
Weighted-average life (in years)	2.06	2.02

Prepayment speed assumption (monthly rate)	2.40%	2.50%
Impact on fair value of 10% adverse change	($9,000)	($9,400)
Impact on fair value of 20% adverse change	($17,500)	($18,300)

Expected cumulative net credit losses	2.99%	2.57%
Impact on fair value of 10% adverse change	($24,400)	($18,800)
Impact on fair value of 20% adverse change	($48,800)	($37,600)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	($7,000)	($6,400)
Impact on fair value of 20% adverse change	($13,900)	($12,600)

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

3.                  Financial Services (continued)

Securitization Transactions (continued):

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Proceeds from new securitizations	$2,303,562	$2,450,920
Servicing fees received	43,809	36,662
Other cash flows received on retained interests	166,760	182,278
10% clean-up call repurchase option	(104,023)	(61,859)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS.  As of December 31, 2006 and 2005, managed retail motorcycle loans totaled $5.11 billion and $4.41 billion, respectively, of which $4.28 billion and $3.90 billion, respectively, were securitized.  The principal amount of managed retail motorcycle loans 30 days or more past due was $246.1 million and $189.5 million at December 31, 2006 and 2005, respectively.  Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory.
Credit losses, net of recoveries, of the managed retail motorcycle loans were $68.1 million, $53.0 million and $33.0 million during 2006, 2005 and 2004, respectively.

Finance Debt:

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2006	2005
Commercial paper	$894,250	$416,797
Credit facilities	191,866	172,965
	1,086,116	589,762
Medium-term notes	586,375	585,211
Senior subordinated notes	30,000	30,000
	$1,702,491	$1,204,973

Credit Facilities — In December 2006, HDFS increased its revolving credit facility (Global Credit Facility)  to $1.40 billion from $1.10 billion.  The primary use of the Global Credit Facility is to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility due in September 2009 and HDFS pays a fee for its availability.

Commercial Paper — Subject to limitations, HDFS may issue commercial paper of up to $1.40 billion. Maturities may range up to 365 days from the issuance date.  Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility.  As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.40 billion and $1.10 billion as of December 31, 2006 and 2005, respectively.  The weighted-average interest rate of outstanding commercial paper balances was 5.20% and 4.18% at December 31, 2006 and 2005, respectively.  The December 31, 2006 and 2005 weighted-average interest rates include the impact of interest rate swap agreements.

Medium-Term Notes — HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5% medium-term notes which are due in December 2010 (collectively referred to as “Notes”).  The Notes provide for semi-annual interest payments and principal due at maturity.  HDFS entered into swap agreements, the effect of which is to convert the interest rates on

3.                  Financial Services (continued)

Finance Debt (continued):

$550.0 million of the Notes from fixed rates to floating rates, which are based on 3-month LIBOR.  The weighted-average interest rates on the Notes for the years ended December 31, 2006 and 2005 were 5.28% and 3.51%, respectively, which include the impact of interest rate swap agreements.  At December 31, 2006 and 2005, the Notes reflect $13.6 million and $14.7 million decreases, respectively, due to fair value adjustments related to the impact of the interest rate swap agreements.

Senior Subordinated Debt — At December 31, 2006 and 2005, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding due in December 2007. The senior subordinated notes provide for semi-annual interest payments and principal at maturity.

Intercompany Borrowings — HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest.  As of December 31, 2006 and 2005, HDFS had no borrowings owed to the Company under the revolving credit agreement.

The Company has classified the $586.4 million of medium-term notes as long-term finance debt at December 31, 2006.  Additionally, the Company has classified $283.6 million related to its Commercial Paper and its Global Credit Facilities as long-term finance debt as of December 31, 2006.  This amount has been excluded from current liabilities because it is supported by the Global Credit Facility and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants.  Support may be provided either as capital contributions or loans at the Company’s option.  No amount has ever been provided to HDFS under the support agreement.

Operating and Financial Covenants — HDFS is subject to various operating and financial covenants related to the Global Credit Facilities, Medium-Term Notes and Senior Subordinated Debt issued by HDFS.  The more significant covenants are further described below.

The covenants limit HDFS’ ability to (1) incur certain additional indebtedness; (2) assume or incur certain liens; (3) participate in a merger, consolidation, liquidation or dissolution; and (4) purchase or hold margin stock.

Under the Global Credit Facility financial covenants, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 9.0 to 1.0 and HDFS must maintain a minimum consolidated tangible net worth of $300.0 million.  The financial covenants under the Senior Subordinated Notes require that HDFS maintain a tangible net worth of $40.0 million and a minimum fixed charge coverage ratio of 125%.  No financial covenants are required under the Medium-Term Notes.

At December 31, 2006, HDFS remained in compliance with all of these covenants.

4.                  Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$531,655	$421,760	$466,476
State	74,942	47,605	61,982
Foreign	15,109	10,501	2,775
	621,706	479,866	531,233
Deferred:
Federal	($22,451)	47,718	(38,332)
State	(20,594)	4,577	(5,261)
Foreign	2,426	(4,006)	2,080
	(40,619)	48,289	(41,513)
Total	$581,087	$528,155	$489,720

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2006	2005	2004
Provision at statutory rate	35.0%	35.0%	35.0%
Foreign income taxes	(0.1)	0.1	0.1
Foreign tax credits	0.1	(0.1)	(0.1)
State taxes, net of federal benefit	2.4	2.3	2.5
Extraterritorial income exclusion	(0.4)	(0.6)	(0.7)
Manufacturing deduction	(0.7)	(0.4)	—
Research and development credit	(0.4)	(0.6)	(0.5)
Other	(0.1)	(0.2)	(0.8)
Provision for income taxes	35.8%	35.5%	35.5%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2006	2005
Deferred tax assets:
Accruals not yet tax deductible	$71,749	$58,436
Postretirement healthcare benefit obligation	30,907	25,862
Supplemental employee retirement plan agreements obligation	12,843	11,834
Minimum pension liability	—	1,205
Pension and postretirement benefit plan funded status	33,889	—
Other, net	81,162	49,659
	230,550	146,996
Deferred tax liabilities:
Depreciation, tax in excess of book	(85,673)	(66,273)
Prepaid pension costs	—	(138,706)
Unrealized gain on investment in retained securitization interests	(15,271)	(22,631)
Other, net	(13,231)	(13,337)
	(114,175)	(240,947)
Total	$116,375	($93,951)

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin.  On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel.  Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants.  The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units).  On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety.  Briefing of the motion to dismiss is anticipated to be completed in April 2007.

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

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin.  As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes.  Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants (the “Company Defendants”).  In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans

5.                  Commitments and Contingencies (continued)

Shareholder Lawsuits (continued):

that the plan fiduciaries breached their ERISA fiduciary duties.  On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint in its entirety.  Briefing of the motion to dismiss is anticipated to be completed in April 2007.

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

Security Breach Lawsuit:

On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group.  The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006.  The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession.  The complaint seeks unspecified damages.  The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

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

5.                  Commitments and Contingencies (continued)

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

Adoption of SFAS No. 158

As discussed in Note 1, the Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its statement of financial position and related disclosure provisions, on December 31, 2006.  Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits.  These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table.  The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.  Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to the provisions of SFAS No. 87.  The effect of recognizing the additional minimum pension liability is included in the table below in the column labeled “Prior to Adopting of SFAS No. 158.”

	At December 31, 2006
	Prior to	Effect of
	Adopting	Adopting
	SFAS No. 158	SFAS No. 158	As Reported
Prepaid pension costs	$322,671	$(267,320)	$55,351
Deferred income taxes, net	(113,292)	156,278	42,986
Accrued liabilities	(477,170)	(2,539)	(479,709)
Long-term pension liability	(34,683)	(13,233)	(47,916)
Postretirement healthcare benefits	(74,039)	(127,087)	(201,126)
Accumulated other comprehensive (income) loss	(47,239)	253,901	206,662

6.                  Employee Benefit Plans and Other Postretirement Benefits (continued)

Adoption of SFAS No. 158 (continued):

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2006 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and	Postretirement
	SERPA	Healthcare Benefits
Prior service cost (credit)	$25,333	$(5,819)
Net actuarial loss	151,283	84,792
	$176,616	$78,973

Included in accumulated other comprehensive income at December 31, 2006 are prior service costs of $6.7 million ($4.1 million net of tax) and unrecognized net actuarial losses of $11.7 million ($7.2 million net of tax) expected to be recognized in pension and SERPA net periodic benefit cost during the fiscal year ending December 31, 2007.

Included in accumulated other comprehensive income at December 31, 2006 are prior service credits of $1.1 million ($0.7 million net of tax) and unrecognized net actuarial losses of $6.9 million ($4.3 million net of tax) expected to be recognized in postretirement healthcare benefits net periodic benefit cost during the fiscal year ending December 31, 2007.

6.                Employee Benefit Plans and Other Postretirement Benefits (continued)

Obligations and Funded Status:

The information following provides detail of changes in the benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s September 30 measurement date (in thousands):

	Pension and		Postretirement
	SERPA		Healthcare Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation, October 1	$963,824	$816,998	$298,340	$241,345
Service cost	48,829	40,371	12,944	10,536
Interest cost	52,625	49,944	16,074	14,738
Actuarial (gains) losses	(67,058)	100,726	9,230	42,256
Plan participant contributions	7,156	6,627	306	107
Benefits paid	(28,664)	(50,842)	(11,909)	(10,642)
Benefit obligation, September 30	976,712	963,824	324,985	298,340

Change in plan assets:
Fair value of plan assets, October 1	922,238	712,183	109,261	—
Actual return on plan assets	80,358	70,886	10,568	7,011
Company contributions	1,014	183,384	12,108	112,785
Plan participant contributions	7,156	6,627	306	107
Benefits paid	(28,664)	(50,842)	(12,414)	(10,642)
Fair value of plan assets, September 30	982,102	922,238	119,829	109,261

Funded status of the plans:
Benefit obligation under (over) plan assets	5,390	(41,586)	(205,156)	(189,079)
Unrecognized prior service cost (credit)	—	47,924	—	(10,524)
Unrecognized net loss	—	336,070	—	135,723
Minimum pension liability:
Accumulated other comprehensive loss	—	(3,162)	—	—
Prepaid (accrued) benefit cost, September 30	5,390	339,246	(205,156)	(63,880)
Fourth quarter contributions	—	241	3,536	2,905
Prepaid (accrued) benefit cost, December 31	$5,390	$339,487	($201,620)	($60,975)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (current liabilities)	($2,045)	—	($494)	—
Accrued benefit liability (long-term liabilities)	(47,916)	($28,678)	(201,126)	($60,975)
Prepaid benefit cost (long-term assets)	55,351	368,165	—	—
Net amount recognized	$5,390	$339,487	($201,620)	($60,975)

No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007.

6.                Employee Benefit Plans and Other Postretirement Benefits (continued)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and			Postretirement
	SERPA			Healthcare Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$48,829	$40,371	$36,863	$12,944	$10,536	$11,367
Interest cost	52,625	49,944	45,852	16,074	14,738	14,994
Expected return on plan assets	(76,415)	(62,566)	(59,193)	(9,112)	(4,430)	—
Amortization of unrecognized:
Prior service cost (credit)	6,997	7,036	7,081	(1,123)	(1,317)	(1,025)
Net loss	17,640	13,060	10,145	6,515	4,994	5,691
Net periodic benefit cost	$49,676	$47,845	$40,748	$25,298	$24,521	$31,027

Assumptions:

Weighted-average assumptions used to determine benefit obligations as of September 30 and weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

	Pension and			Postretirement
	SERPA			Healthcare Benefits
	2006	2005	2004	2006	2005	2004
Assumptions for benefit obligations:
Discount rate	5.90%	5.50%	6.25%	5.90%	5.50%	6.25%
Rate of compensation	3.33%	3.20%	3.50%	n/a	n/a	n/a

Assumptions for net periodic benefit cost:
Discount rate	5.50%	6.25%	6.50%	5.50%	6.25%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	n/a
Rate of compensation increase	3.20%	3.50%	4.00%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value.  The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels.  This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels.  The total ABO for all the Company’s pension and SERPA plans combined was $925.8 million and $886.0 million as of September 30, 2006 and 2005, respectively.

6.                  Employee Benefit Plans and Other Postretirement Benefits (continued)

Pension and SERPA Accumulated Benefit Obligation (continued):

The following table summarizes information related to Company pension plans with an ABO or PBO in excess of the fair value of plan assets as of September 30 (in millions):

	2006	2005
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$284.0	$591.5
Fair value of plan assets	$270.3	$568.0
Number of plans	1	2

There were no pension plans with ABOs in excess of fair value of plan assets as of September 30, 2006 and 2005.

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $36.2 million and $33.1 million, respectively, as of September 30, 2006 and $31.1 million and $27.7 million, respectively, as of September 30, 2005.

Plan Assets:

The Company’s asset allocations at September 30, 2006 and 2005, by asset category are as follows (in thousands):

			Postretirement
	Pension		Healthcare Benefits
	2006	2005	2006	2005
Equity securities (excluding Company stock)	66%	65%	76%	78%
Debt securities	15	11	17	11
Company common stock	11	7	—	—
Other	6	2	7	7
Cash	2	15	—	4
	100%	100%	100%	100%

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed-income investments.  Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges at September 30, 2006 as a percentage of total market value were as follows: equity securities, 60% to 80%; debt securities, 10% to 20%; other, 10% to 15%; and Company stock, not to exceed 25%. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

6.                Employee Benefit Plans and Other Postretirement Benefits (continued)

Plan Assets (continued):

The fair value of pension plan assets was $1,032.3 million and $932.0 million as of December 31, 2006 and 2005, respectively.  Included in the pension plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2006 and 2005.  The market value of these shares at December 31, 2006 and 2005 was $89.8 million and $65.6 million, respectively.

The fair value of postretirement healthcare plan assets was $125.5 million as of December 31, 2006.

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

Postretirement Healthcare Cost:

The weighted-average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2006	2005
Healthcare cost trend rate for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010

This healthcare cost trend rate assumption can have a significant effect on the amounts reported.  A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One	One
	Percent	Percent
	Increase	Decrease
Total of service and interest cost components in 2006	$625	($644)
Accumulated benefit obligation as of September 30, 2006	$13,532	($10,847)

Future Contributions and Benefit Payments:

The Company does not expect to make additional contributions to further pre-fund its pension and postretirement healthcare plans during 2007.  During 2007, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year.  The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

			Postretirement	Medicare
	Pension	SERPA	Healthcare	Subsidy
	Benefits	Benefits	Benefits	Receipts
2007	$30,536	$2,045	$13,784	$767
2008	36,132	2,808	17,261	878
2009	41,341	3,043	20,760	1,012
2010	44,238	4,698	22,269	1,146
2011	47,474	4,287	23,767	1,305
2012-2016	302,472	22,048	135,586	9,697

6.              Employee Benefit Plans and Other Postretirement Benefits (continued)

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees.  Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.  The Company expensed $8.8 million, $7.5 million and $8.2 million for matching contributions during 2006, 2005 and 2004, respectively.

7.                Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value.  There were 258.1 million and 274.0 million common shares outstanding as of December 31, 2006 and 2005, respectively.

During 2006, 2005 and 2004, the Company repurchased 19.3 million, 21.4 million and 10.6 million shares of its common stock at weighted-average prices of $55, $49 and $53, respectively.  These repurchases were made pursuant to the following authorizations (in millions of shares):

				Authorization
	Shares Repurchased			Remaining at
Board of Directors’ Authorization	2006	2005	2004	December 31, 2006
1990 Authorization	—	—	7.8	—
1997 Authorization	2.1	1.4	2.8	4.3
2004 Authorization	—	20.0	—	—
2005 Authorization	17.2	—	—	2.8
2006 Authorization	—	—	—	20.0
Total	19.3	21.4	10.6	27.1

1990 Authorization — The Company had a separate authorization from the Company’s Board of Directors originally approved in October 1990.  The original authorization provided for the repurchase of 16.0 million shares of common stock (as adjusted for four 2-for-1 stock splits) and contained no dollar limit or expiration date.  This authorization was exhausted during 2004.

1997 Authorization — The Company has an authorization from its Board of Directors (originally adopted December 1997) to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, plus (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

2004 Authorization — In April 2004, the Company received a separate authorization from its Board of Directors which provided for the repurchase of up to 20.0 million shares of its common stock and contained no dollar limit or expiration date.  This authorization was exhausted during 2005.

2005 Authorization — In April 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  There are 2.8 million shares remaining under this authorization at December 31, 2006.

2006 Authorization — In October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  No repurchases have been made under this authorization as of the end of 2006.

7.                  Capital Stock (continued)

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

8.                  Stock Compensation

The Company has a stock compensation plan which was approved by its Shareholders in April 2004 (Plan) under which the Board of Directors may grant to employees equity awards including nonqualified stock options and shares of nonvested stock.  The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant.  The options expire 10 years from the date of grant.  Shares of nonvested stock that have been issued under the Plan generally vest over periods ranging from 3 to 5 years with certain of the shares subject to accelerated vesting should the Company meet certain performance conditions.  Dividends are paid on shares of nonvested stock.  At December 31, 2006, there were 11.5 million shares of common stock available for future awards under the Plan.

8                     Stock Compensation (continued)

Stock Options:

As discussed in Note 1, the Company adopted SFAS No. 123 (revised 2004) on January 1, 2005, which requires the Company to recognize the cost of its employee stock option awards in its income statement based on the fair value of the award.  The Company estimates the fair value of its option awards granted after January 1, 2005, using a lattice-based option valuation model.  The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model used in prior years.  Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Assumptions used in calculating the lattice-based fair value of options granted during 2006 and 2005 were as follows:

	2006	2005
Expected average term (in years)	5.7	4.5
Expected volatility	23% - 34%	16% - 36%
Weighted average volatility	30%	30%
Expected dividend yield	1.2%	0.8%
Risk-free interest rate	4.4% - 4.7%	2.4% - 4.1%

The following table summarizes the stock option transactions for the years ended December 31 (in thousands except for per share amounts):

		2006		2005		2004
		Weighted-		Weighted-		Weighted-
	2006	Average	2005	Average	2004	Average
	Options	Price	Options	Price	Options	Price
Options outstanding at January 1	6,785	$45	6,895	$41	9,029	$31
Options granted	689	$52	905	$60	1,419	$52
Options exercised	(3,113)	$40	(938)	$33	(3,418)	$18
Options forfeited	(241)	$52	(77)	$51	(135)	$47
Options outstanding at December 31	4,120	$49	6,785	$45	6,895	$41
Exercisable at December 31	2,046	$44	4,159	$40	3,482	$35

Weighted-average fair value of options granted during the year	$15		$16		$17

8.                  Stock Compensation (continued)

Stock Options (continued):

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2006	2005	2004
Exercised	$77,415	$23,355	$135,752
Outstanding	$90,359	$46,564	$135,652
Exercisable	$53,292	$47,594	$94,974

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options.  The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options, see Note 7.

Stock options outstanding at December 31, 2006 (options in thousands):

	Weighted-Average		Weighted-Average
Price Range	Contractual Life	Options	Exercise Price
$10.01 to $20	0.9	74	$14
$20.01 to $30	2.1	116	$26
$30.01 to $40	3.3	274	$35
$40.01 to $50	5.7	1,055	$42
$50.01 to $60	7.4	1,893	$52
$60.01 to $70	8.1	708	$61
Options outstanding	6.6	4,120	$49
Options exercisable	5.2	2,046	$44

Nonvested Stock:

The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date.  The following table summarizes the nonvested share transactions for the years ended December 31 (in thousands except for per share amounts):

	2006	2006	2005	2005
	Nonvested	Fair Value	Nonvested	Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested at January 1	112	$60	—	—
Granted	253	$52	115	$60
Vested	—	—	—	—
Forfeited	(18)	$52	(3)	$60
Nonvested at December 31	347	$54	112	$60

As of December 31, 2006, there was $10.8 million of unrecognized compensation cost related to nonvested stock that is expected to be recognized over a weighted-average period of 2.6 years.

9.                Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2006	2005	2004
Numerator:
Net income used in computing basic and diluted earnings per share	$1,043,153	$959,604	$889,766
Denominator:
Denominator for basic earnings per share - weighted-average common shares	264,453	280,303	295,008
Effect of dilutive securities - employee stock compensation plan	820	732	1,844
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	265,273	281,035	296,852

Options to purchase 1.9 million and 2.6 million shares of common stock outstanding during 2006 and 2005, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.  There were no anti-dilutive securities for the year ended December 31, 2004.

10.            Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, finance receivables held for sale, trade payables, finance debt, foreign currency contracts and interest rate swaps.

Cash and Cash Equivalents, Trade Receivables and Trade Payables — The book values for these amounts are estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities — The carrying value of marketable securities approximates fair value.  The fair value of marketable securities is based primarily on quoted market prices.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables, Net — The carrying value of retail finance receivables approximates fair value.  The carrying value of wholesale finance receivables approximates fair value because they are either short-term or have interest rates that adjust with changes in market interest rates.

The fair value of investment in retained securitization interests is estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables Held for Sale — The carrying value of finance receivables held for sale approximates fair value as finance receivables held for sale are held for only a short period of time prior to being securitized.

10.          Fair Value of Financial Instruments (continued)

Finance Debt — The carrying value of debt provided under the credit facilities approximates fair value since the interest rates charged under this facility are tied directly to market rates and fluctuate as market rates change.  The carrying value of commercial paper approximates fair value due to their short maturity.

Medium-term notes are carried at fair value and include a fair value adjustment due to the interest rate swap agreement which effectively converts the majority of the notes from a fixed to a floating interest rate.

The carrying value of senior subordinated notes approximates fair value and is estimated based upon rates currently available for debt with similar terms and remaining maturities.

Foreign Currency Contracts — During 2006 and 2005, the Company utilized foreign currency contracts to hedge its sales transactions denominated in the Euro.  The foreign currency contracts were designated as cash flow hedges and generally had lives less than one year.  The Company bases the fair value of its foreign currency contracts on quoted market prices.  Information related to the Company’s foreign currency contracts as of December 31 is as follows (in millions):

	2006	2005
Euro value	€280.0	€150.0
Notional U.S. dollar value	$360.3	$186.9
Fair value of contracts recorded as current (liabilities) assets	($12.4)	$7.7
Unrealized (loss) gain recorded in accumulated other comprehensive income (loss), net of tax	($7.5)	$4.1

During 2006 and 2005, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material.  The total net unrealized loss, net of taxes, related to foreign currency contracts reclassified to earnings during 2006 was $2.2 million.  The Company expects that the unrealized losses, net of taxes, as of December 31, 2006, of $7.5 million will be reclassified to earnings within one year.

Interest Rate Swaps - Securitization Transactions — During 2006 and 2005, HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions.  These interest rate derivatives are designated as cash flow hedges and generally have a life of less than six months.  Information related to these swap agreements as of December 31 is as follows (in millions):

	2006	2005
Notional value	$501.5	$226.2
Fair value of swaps recorded as current assets (liabilities)	$0.3	($0.4)
Unrealized gain (loss) recorded in accumulated other comprehensive income (loss), net of tax	$0.2	($0.2)

During 2006 and 2005, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material.  Unrealized losses of $0.2 million, net of taxes, as of December 31, 2005, were reclassified to earnings during 2006 upon the sale of the respective retail motorcycle loans.  HDFS expects to reclassify $0.2 million of the unrealized gains, net of taxes, as of December 31, 2006, to earnings within one year when HDFS completes a securitization of retail motorcycle loans.

10.            Fair Value of Financial Instruments (continued)

Interest Rate Swaps - Commercial Paper — HDFS has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for periods of four years, ending in 2007 and 2008.  The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2006 and 2005, the agreements were designated as cash flow hedges.  Information related to the swap agreements as of December 31 is as follows (in millions):

	2006	2005
Notional value	$200.0	$200.0
Fair value of swaps recorded as current assets	$3.7	$7.6
Unrealized gain recorded in accumulated other comprehensive income (loss), net of tax	$2.3	$4.8

During 2006 and 2005, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was not material.  Unrealized gains of $3.5 million, net of taxes, as of December 31, 2005, were reclassified to earnings during 2006 upon payment of the related interest.  HDFS expects to reclassify $2.2 million of the unrealized gains, net of taxes, as of December 31, 2006, to earnings within one year.  The unrealized gains will be offset by the payment of variable interest associated with the floating rate debt.

Interest Rate Swaps - Medium-Term Notes — During 2005 and 2003, HDFS entered into interest rate swap agreements that effectively convert a portion of its fixed-rate debt to a floating-rate basis for a period of five years.  The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2006 and 2005, the agreements were designated as fair value hedges.  During 2006 and 2005, the hedges were highly effective and, as a result, there was no ineffectiveness recognized on these hedges during the year.  Information related to these swap agreements as of December 31 is as follows (in millions):

	2006	2005
Notional value	$550.0	$550.0
Fair value of swaps recorded as current liabilities	($13.6)	($14.7)

No ready market exists for swaps utilized by HDFS.  Fair value is determined by an independent third party using established valuation methods.

11.            Business Segments and Foreign Operations

Business Segments:

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

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2006	2005	2004
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$5,800,686	$5,342,214	$5,015,190
Financial Services income	384,891	331,618	305,262
	$6,185,577	$5,673,832	$5,320,452

Income from operations:
Motorcycles	$1,414,357	$1,299,865	$1,189,519
Financial Services	210,724	191,620	188,600
General corporate expenses	(22,561)	(21,474)	(16,628)
	$1,602,520	$1,470,011	$1,361,491

Information by industry segment is set forth below as of December 31 (in thousands):

		Financial
	Motorcycles	Services	Corporate	Consolidated
2006
Identifiable assets	$1,683,724	$2,951,896	$896,530	$5,532,150
Depreciation	205,954	7,815	—	213,769
Net capital expenditures	209,055	10,547	—	219,602

2005
Identifiable assets	$1,845,802	$2,363,235	$1,046,172	$5,255,209
Depreciation	198,833	6,872	—	205,705
Net capital expenditures	188,078	10,311	—	198,389

2004
Identifiable assets	$1,646,251	$2,223,796	$1,613,246	$5,483,293
Depreciation	206,420	7,536	156	214,112
Net capital expenditures	188,122	25,171	257	213,550

11.            Business Segments and Foreign Operations (continued)

Geographic Information:

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2006	2005	2004
Motorcycles net revenue(a):
United States	$4,618,997	$4,304,865	$4,097,882
Europe	621,069	530,124	477,962
Japan	207,884	192,268	192,720
Canada	188,993	143,204	136,721
Other foreign countries	163,743	171,753	109,905
	$5,800,686	$5,342,214	$5,015,190
Financial Services income(a):
United States	$356,539	$308,341	$283,837
Europe	11,034	9,135	9,538
Canada	17,318	14,142	11,887
	$384,891	$331,618	$305,262

Long-lived assets(b):
United States	$1,139,846	$1,450,278	$1,246,808
Other foreign countries	56,214	38,002	44,300
	$1,196,060	$1,488,280	$1,291,108

(a)             Net revenue and income is attributed to geographic regions based on location of customer.

(b)            Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

12.            Related Party Transactions

The Company has the following material related party transactions.  A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada.  During 2006, 2005 and 2004, the Company recorded revenue and financial services income from Deeley Imports of $187.7 million, $145.1 million and $137.6 million, respectively, and had accounts receivables balances due from Deeley Imports of $21.0 million and $14.8 million at December 31, 2006 and 2005, respectively.  All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 26, 2006	Mar 27, 2005	June 25, 2006	June 26, 2005	Sep 24, 2006	Sep 25, 2005	Dec 31, 2006	Dec 31, 2005
Net revenue	$1,285.1	$1,235.5	$1,377.0	$1,333.3	$1,635.9	$1,431.2	$1,502.7	$1,342.2
Gross profit	493.2	464.3	516.3	500.4	652.3	561.3	571.0	514.5
Income before taxes	366.5	352.3	380.4	368.0	488.6	410.8	388.7	356.7
Net income	234.6	227.2	243.4	237.4	312.7	265.0	252.5	230.0

Earnings per commmon share:
Basic	$0.86	$0.78	$0.91	$0.85	$1.20	$0.97	$0.98	$0.84
Diluted	$0.86	$0.77	$0.91	$0.84	$1.20	$0.96	$0.97	$0.84

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information included or to be included in the Company’s definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed on or about March 23, 2007 (the Proxy Statement) under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report” and “Independence of Directors” is incorporated by reference herein.

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

Item 11.  Executive Compensation

The information included or to be included in the Proxy Statement under the captions “Executive Compensation” and “Human Resources Committee Report on Executive Compensation” is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information included or to be included in the Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” is incorporated by reference herein.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2006:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans
approved by shareholders:
Management employees	4,033,983	$48.77	11,494,263

Equity compensation plans
not submitted to shareholders:
Union employees:
Kansas City, MO	3,080	$21.19	24,468
York, PA	53,395	$38.88	52,075
Non employees:
Board of Directors	29,300	$38.27	114,911
	85,775	$38.04	191,454
Total all plans	4,119,758	$48.55	11,685,717

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

Effective December 31, 2002, non-employee directors of the Company’s Board of Directors were no longer eligible to receive stock options.  Prior to December 31, 2002, under the Board of Directors’ plan, each non-employee director who served as a member of the Board immediately following the annual meeting of shareholders was automatically granted an immediately exercisable stock option for the purchase of such number of shares of Common Stock equal to three times the annual retainer fee for directors divided by the fair market value of a share of Common Stock on the day of grant (rounded up to the nearest multiple of 100).  Board of Directors’ stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and expire ten years from the date of grant.

In 2002, the Director Compensation Policy was changed to provide that a non-employee Director may elect to receive 50% or 100% of the annual fee to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders.  Directors must receive a minimum of one-half of their annual retainer in Company Common Stock until the Director reaches the Director stock ownership guidelines, defined below.

In 2006, the Director Compensation Policy was amended, based upon an independent market study of director compensation, to provide Directors with compensation that included an annual retainer as well as a grant of shares. In 2006, the Directors received a grant of 1,000 share units, each representing the value of one share of Company stock.  The payment of share units is deferred until a director ceases to serve as a director and are payable at that time in actual Company stock.

In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were revised in August 2004 and more recently in February 2006.  The Ownership Guidelines stipulate that all directors hold 5,000 shares of the Company’s Common Stock and senior executives hold from 5,000 to 30,000 shares of the Company’s Common Stock depending on their level.  The directors and senior executives have five years from January 2003 or the date they are elected a director or promoted to a senior executive to accumulate the appropriate number of shares of the Company’s Common Stock.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Reference is made to the separate Index to Exhibits contained on pages 105 through 108 filed herewith

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005 and 2004

(In thousands)

Classification	Balance at beginning of year	Additions charged to expense	Deductions(1)	Balance at end of year
Accounts receivable- Allowance for doubtful accounts:

2006	$8,492	$1,589	($646)	$9,435

2005	$10,295	($1,330)	($473)	$8,492

2004	$9,368	$2,462	($1,535)	$10,295

Finance receivables- Allowance for doubtful accounts:
2006	$26,165	$5,962	($4,844)	$27,283

2005	$30,277	$3,263	($7,375)	$26,165

2004	$31,311	$3,070	($4,104)	$30,277

Inventories- Allowance for obsolescence (2)

2006	$16,669	$5,611	($6,998)	$15,282

2005	$14,451	$7,597	($5,379)	$16,669

2004	$16,956	$8,410	($10,915)	$14,451

(1)                      Deductions represent amounts written off to the reserve, net of recoveries.  Included in the Finance receivables recoveries are $0.6 million, $1.8 million and $3.7 million of recoveries in 2006, 2005 and 2004, respectively, received by HDFS from HDMC.  These recoveries relate to certain guarantees provided by HDMC on wholesale loans to European Harley-Davidson dealers.   At December 31, 2006, 2005 and 2004, HDMC has $0.5 million, $0.3 million and $3.3 million, respectively, included in the accounts receivable allowance for doubtful accounts related to outstanding guarantees.

(2)                      Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2007.

HARLEY-DAVIDSON, INC.

By:	/S/ James L. Ziemer
James L. Ziemer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2007.

Name	Title
/S/ James L. Ziemer	President and Chief Executive Officer and Director
James L. Ziemer	(Principal executive officer)

/S/ Thomas E. Bergmann	Vice President and Chief Financial Officer
Thomas E. Bergmann	(Principal financial officer)

/S/ James M. Brostowitz	Vice President and Treasurer and Chief Accounting Officer
James M. Brostowitz	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Jeffrey L. Bleustein	Chairman and Director
Jeffrey L. Bleustein

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws, as amended February 14, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2007 (File No. 1-9183))

4.1

Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2

Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

4.3

Harley-Davidson Financial Services Five-Year Revolving Credit Facility (the Registrant has instruments that define the rights of holders of long-term debt that are not being filed with this Annual Report in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-9183))

4.4	Amendment No. 1 to Harley-Davidson Financial Services Five-Year Revolving Credit Facility

4.5

Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.1*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through February 14, 2007

10.2*	Harley-Davidson, Inc. Director Stock Plan as amended February 14, 2007

10.3*

Form of Transition Agreement between the Registrant and Ms. Lione and each of Messrs. Brostowitz, Eberle, Hutchinson, McCaslin, Sutton and Ziemer (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.4*

Form of Transition Agreement dated March 6, 2006 between the Registrant and Mr. Bergmann (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2006 (File No. 1-9183))

10.5*	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.6*

Form of Life Insurance Agreement between the Registrant and Ms. Lione and each of Messrs. Brostowitz, Hutchinson, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.7*

Harley-Davidson, Inc. Corporate Short Term Incentive Plan as amended April 24, 2004 (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004 (File No. 1-9183))

10.8*

Form of Severance Benefits Agreement between the Registrant and Ms. Bischmann and Ms. Lione and each of Messrs. Brostowitz, Eberle, Flickinger, Hutchinson, McCaslin, Sutton and Ziemer (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.9*

Form of Severance Benefits Agreement dated March 6, 2006 between the Registrant and Mr. Bergmann (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2006 (File No. 1-9183))

10.10*

Form of Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.11*

Harley-Davidson Pension Benefit Restoration Plan (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File No. 1-9183))

10.12*

Description of Post-Retirement Life Insurance Equivalent (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

10.13	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-75347))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

10.14

2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.15*	Director Compensation Policy effective April 29, 2006 (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006 (File No. 1-9183))

10.16*

Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-9183))

10.17*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through February 14, 2007

10.18*

Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.19*

Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.20*

Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.21*

Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.22*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.23*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.24*	Harley-Davidson, Inc. Employee Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed May 2, 2005 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

*           Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.