Form 10-Q
period 2007-04-01
HARLEY DAVIDSON INC
filed 2007-05-03
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2007

or

(_)	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________

Commission File Number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its Charter)

Wisconsin	39-1382325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of April 30, 2007: 257,533,007 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended April 1, 2007

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2007	March 26, 2006
Net revenue	$1,178,875	$1,285,090
Cost of goods sold	755,829	791,876

Gross profit	423,046	493,214
Financial services income	109,163	95,901
Financial services expense	50,226	44,270

Operating income from financial services	58,937	51,631
Selling, administrative and engineering expense	192,571	185,659

Income from operations	289,412	359,186
Investment income and other, net	8,744	7,317

Income before provision for income taxes	298,156	366,503
Provision for income taxes	105,846	131,940

Net income	$192,310	$234,563

Earnings per common share:
Basic	$0.75	$0.86
Diluted	$0.74	$0.86
Cash dividends per common share	$0.21	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) April 1, 2007	December 31, 2006	(Unaudited) March 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$310,010	$238,397	$196,464
Marketable securities	618,502	658,133	915,434
Accounts receivable, net	147,732	143,049	148,561
Finance receivables held for sale	297,885	547,106	131,389
Finance receivables held for investment, net	1,550,001	1,554,260	1,546,417
Inventories	369,418	287,798	256,788
Prepaid expenses and other current assets	122,627	121,890	103,953

Total current assets	3,416,175	3,550,633	3,299,006
Finance receivables held for investment, net	767,529	725,957	625,664
Property, plant and equipment, net	1,013,104	1,024,469	992,328
Prepaid pension costs	51,532	55,351	356,791
Goodwill	59,035	58,800	56,892
Other assets	139,123	116,940	69,166

	$5,446,498	$5,532,150	$5,399,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373,368	$283,477	$334,840
Accrued liabilities	481,096	479,709	506,836
Current portion of finance debt	463,530	832,491	93,610

Total current liabilities	1,317,994	1,595,677	935,286
Finance debt	890,000	870,000	1,000,000
Pension liability	52,122	47,916	33,643
Postretirement healthcare benefits	203,514	201,126	64,573
Other long-term liabilities	147,381	60,694	201,757
Commitments and contingencies (Note 11)
Total shareholders’ equity	2,835,487	2,756,737	3,164,588

	$5,446,498	$5,532,150	$5,399,847

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2007	March 26, 2006
Net cash provided by operating activities (Note 3)	$519,624	$365,714
Cash flows from investing activities:
Capital expenditures	(40,775)	(36,017)
Origination of finance receivables held for investment	(103,889)	(82,456)
Collections on finance receivables held for investment	90,949	62,619
Collection of retained securitization interests	14,493	6,960
Purchase of marketable securities	(117,075)	(231,773)
Sales and redemptions of marketable securities	157,697	222,147
Other, net	4,545	4,373

Net cash provided (used) by investing activities	5,945	(54,147)
Cash flows from financing activities:
Net decrease in finance-credit facilities
and commercial paper	(353,540)	(105,707)
Dividends	(54,103)	(48,955)
Purchase of common stock for treasury	(61,251)	(107,065)
Excess tax benefits from share-based payments	1,157	1,098
Issuance of common stock under employee
stock option plans	12,953	5,064

Net cash used by financing activities	(454,784)	(255,565)
Effect of exchange rate changes on cash
and cash equivalents	828	(513)
Net increase in cash and cash equivalents	71,613	55,489
Cash and cash equivalents:
At beginning of period	238,397	140,975

At end of period	$310,010	$196,464

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of April 1, 2007 and March 26, 2006 and the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended April 1, 2007 and March 26, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006. The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008. The Company will adopt the funded status measurement date requirement in 2008 and is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

Note 3 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	April 1, 2007	December 31, 2006	March 26, 2006
Components at the lower of FIFO cost or market
Raw materials and work in process	$132,784	$123,376	$86,682
Motorcycle finished goods	157,427	94,399	103,587
Part and accessories and general merchandise	110,003	98,749	90,809

Inventory at lower of FIFO cost or market	400,214	316,524	281,078
Excess of FIFO over LIFO cost	30,796	28,726	24,290

	$369,418	$287,798	$256,788

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three Months Ended
	April 1, 2007	March 26, 2006
Cash flows from operating activities:
Net income	$192,310	$234,562
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	51,464	54,232
Provision for employee long-term benefits	19,345	24,482
Stock compensation expense	4,828	5,289
Gain on current year securitizations	(13,039)	(8,647)
Net change in wholesale finance receivables	(7,370)	(201,948)
Origination of retail finance receivables held for sale	(603,125)	(604,924)
Collections on retail finance receivables held for sale	19,548	25,749
Proceeds from securitization of retail finance receivables	796,859	723,234
Contributions to pension and postretirement plans	(3,202)	(2,726)
Foreign currency adjustments	(1,778)	(610)
Other, net	15,663	2,676
Changes in current assets and liabilities:
Accounts receivable, net	(3,141)	(25,710)
Finance receivables - accrued interest and other	(2,210)	169
Inventories	(79,814)	(33,849)
Accounts payable and accrued liabilities	132,791	167,583
Other	495	6,152

Total adjustments	327,314	131,152

Net cash provided by operating activities	$519,624	$365,714

Note 4 – Impairment of Investment in Retained Securitization Interests

During the first quarter of 2007, the Company recorded an impairment charge of $3.5 million on its retained securitization interests. Retained securitization interests are recorded at fair value, which is based on the present value of future expected cash flows using the Company’s best estimate of key assumptions for credit losses, prepayments and discount rates commensurate with the risks involved. During the first quarter of 2007, the fair value of certain retained securitization interests was lower than the amortized cost, which indicates impairment. This impairment was considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds. This charge was recorded as a reduction of financial services income.

Note 5 – Income Taxes

The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for years before 1998.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 retained earnings. The total gross liability for unrecognized tax benefits is $84.9 million as of January 1, 2007. Included in this amount are approximately $11.4 million of accrued interest and $2.5 million of accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $56.6 million. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months. There was no material change to the amount of unrecognized tax benefits during the first three months ended April 1, 2007.

Note 6 – Product Warranty and Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced. Changes in the Company’s warranty and product recall liability were as follows (in thousands):

	Three months ended
	April 1, 2007	March 26, 2006
Balance, beginning of period	$66,385	$43,073
Warranties issued during the period	9,808	10,201
Settlements made during the period	(14,304)	(12,074)
Recalls and changes to pre-existing
warranty liabilities	4,274	8,517

Balance, end of period	$66,163	$49,717

The liability for product recall campaigns was $4.5 million and $5.4 million as of April 1, 2007 and March 26, 2006, respectively.

Note 7 – Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	April 1, 2007	March 26, 2006
Net revenue	$1,178,875	$1,285,090
Gross profit	423,046	493,214
Operating expenses	187,632	180,902

Operating income from Motorcycles	235,414	312,312
Financial Services income	109,163	95,901
Financial Services expense	50,226	44,270

Operating income from Financial Services	58,937	51,631
Corporate expenses	4,939	4,757

Income from operations	$289,412	$359,186

Note 8 – Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	April 1, 2007	March 26, 2006
Numerator:
Net income used in computing basic and
diluted earnings per share	$192,310	$234,563

Denominator:
Denominator for basic earnings per share-
weighted-average common shares	257,326	272,966
Effect of dilutive securities - employee
stock compensation plan	832	657

Denominator for diluted earnings per share-
adjusted weighted-average shares outstanding	258,158	273,623

Basic earnings per share	$0.75	$0.86
Diluted earnings per share	$0.74	$0.86

Outstanding options to purchase 0.4 million and 3.2 million shares of common stock for the three months ended April 1, 2007 and March 26, 2006, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

Note 9 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	April 1, 2007	March 26, 2006
Net income	$192,310	$234,563
Foreign currency translation adjustment	3,411	1,104
Changes in net unrealized gains and losses, net of tax:
Retained securitization interest	(9,172)	(8,641)
Derivative financial instruments	(570)	(2,044)
Marketable securities	613	378
Unrecognized pension and postretirement benefit plan liabilities	3,742	--

	$190,334	$225,360

Note 10 – Employee Benefit Plans

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

	Three months ended
	April 1, 2007	March 26, 2006
Pension and SERPA Benefits
Service cost	$12,912	$12,190
Interest cost	14,941	13,110
Expected return on plan assets	(20,209)	(19,104)
Amortization of unrecognized:
Prior service cost	1,673	1,749
Net loss	2,919	4,389

Net periodic benefit cost	$12,236	$12,334

Postretirement Healthcare Benefits
Service cost	$3,191	$3,236
Interest cost	4,895	4,019
Expected return on plan assets	(2,496)	(2,278)
Amortization of unrecognized:
Prior service credit	(281)	(281)
Net loss	1,734	1,629

Net periodic benefit cost	$7,043	$6,325

During the remainder of 2007, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year. At this time, the Company does not expect to make contributions in 2007 to further fund its qualified pension and postretirement healthcare plans.

Note 11 – Commitments and Contingencies

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes. On February 1, 2007, the federal court appointed Lead Plaintiff and Co-Lead Plaintiffs’ Counsel in the consolidated federal derivative action.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it was inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company has cooperated with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes. Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants (the “Company Defendants”). In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

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

Security Breach Lawsuit:

On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group.  The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006.  The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession.  The complaint seeks unspecified damages.  On February 23, 2007, this matter was removed to the United States District Court Southern District of New York.  The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.7 million. The Company has established reserves for this amount, which are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

Overview

The Company’s collective bargaining agreement with the Pennsylvania-IAM (Union) covering approximately 2,800 workers at its assembly plant in York, Pennsylvania expired on February 2, 2007. Prior to the expiration of that contract, the union voted to reject a proposed new collective bargaining agreement for employees and authorized a strike which began immediately following the expiration of the contract. On February 22, 2007, the Company reached a new agreement with the Union, ending the strike. The new contract with the York Union employees is a three-year agreement expiring in February 2010.

The disruption caused by the strike had a significant impact on the Company’s business. As a result of the strike, the Company lost approximately four weeks of production at its York, Pennsylvania assembly facility and interrupted production at some of the Company’s other manufacturing locations.

During the first quarter of 2007, the Company’s shipments of Harley-Davidson® motorcycles were 11,745 units lower than in the first quarter of 2006. Primarily as a result of this decrease in shipments, the Company’s net revenue for the first quarter of 2007 was $1.18 billion, down 8.3% versus the same quarter last year. Net income and diluted earnings per share for the first quarter of 2007 were also down 18.0% and 14.0%, respectively, compared to the first quarter of 2006. The decrease in diluted earnings per share includes the benefit of fewer weighted average shares outstanding when compared to the same quarter last year. Weighted-average shares outstanding were 15.4 million shares lower in the first quarter of 2007 compared to the same quarter last year, as a result of the Company’s repurchases of common stock occurring over the last year.

For the first quarter of 2007, worldwide retail sales of Harley-Davidson motorcycles decreased 1.3% versus the same period last year. In the United States, retail sales of Harley-Davidson motorcycles decreased 5.9% during the first quarter of 2007 when compared to the same quarter last year. Internationally, retail sales were up 16.5% over the first quarter of 2006 with increases of 25.7% in Europe, 14.0% in Canada and 16.7% in other foreign markets more than offsetting a 7.7% decrease in Japan.

(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,”“expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 3, 2007), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

The Company’s 2007 expected results have been impacted by the strike. The Company anticipates that 2007 second quarter shipments of Harley-Davidson motorcycles will be between 94,000 and 97,000 units compared to second quarter 2006 unit shipments of 79,796. By combining first quarter 2007 actual shipments with anticipated second quarter shipments, the shipment growth rate for the first half of 2007 is expected to be in the range of 1.5% to 3.4%. The expected first-half 2007 unit shipments reflect an increase over the prior year, despite the impact of the strike, due primarily to the following two factors. First, as a result of the strike, the Company is planning to add one additional week of 2007 model year shipments in the second quarter of 2007. Second, the Company’s 2007 fiscal calendar has one additional week of production in the first half and one less week of production in the second half as compared to 2006. As a result of these factors, the Company anticipates a modest increase in unit shipments in the first half of 2007 and two fewer weeks of 2008 model year shipments in the second half of 2007 as compared to the prior year.

The Company expects revenue growth for 2007 to be moderate as a result of the strike. The Company continues to believe that shipments in its international markets will grow at a faster rate than in the U.S. market. The Company believes its opportunities for growth will be driven by a focus on providing customers around the world with a continuous stream of exciting new motorcycles, surrounded by the unique Harley-Davidson experience. Harley-Davidson customers enjoy a unique lifestyle experience through organized rides and rallies, through membership in the Harley Owners Group® (H.O.G.®) organization, and through the use of MotorClothes® merchandise and Harley-Davidson® Genuine Motor Accessories to personalize their experience.

In the first quarter of 2007, the Company’s operating margins were impacted by inefficiencies and costs associated with the strike and the related make-up plan. As a result, the Company expects full-year 2007 operating margins to be lower than operating margins experienced in 2006. The Company believes its manufacturing expertise and focus on operational excellence, and other factors such as increased production, quality and pricing for features, position it to continue to drive a net income growth rate in 2008 and 2009 that will be in excess of its revenue growth rate.

As the Company executes its plans, the Company believes its business model will continue to generate cash, permitting it to invest in the business, fund future growth opportunities and return value to shareholders. The Company’s expected annual capital expenditures are provided under “Liquidity and Capital Resources.”

Prior to the strike, the Company had expected to deliver earnings-per-share growth of 11% to 17% annually through 2009 driven by solid revenue growth, operating margin improvement and the benefits of free cash flow. However, as a result of the strike and its related impact to the business in 2007, the Company’s expected annual earnings-per-share growth rate for 2007 is in the range of 4% to 6%. The Company expects its annual earnings-per-share growth rate to return to 11% to 17% in 2008 and 2009.

Results of Operations for the Three Months Ended April 1, 2007
Compared to the Three Months Ended March 26, 2006

Overall

For the quarter ended April 1, 2007, net revenue totaled $1.18 billion, a $106.2 million or 8.3% decrease from the same period last year. Net income for the first quarter of 2007 was $192.3 million compared to $234.6 million in the first quarter of 2006, a decrease of 18.0%. Diluted earnings per share for the first quarter of 2007 were $0.74 representing a 14.0% decrease from 2006 first quarter diluted earnings per share of $0.86. Diluted earnings per share during the first quarter of 2007 were positively impacted by a decrease in the weighted-average shares outstanding, which were 258.2 million in the first quarter of 2007 compared to 273.6 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock occurring over the last year. The Company’s first quarter 2007 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended April 1, 2007 and March 26, 2006 (dollars in millions):

	2007	2006	(Decrease) Increase	% Change
Motorcycle Unit Shipments
Touring motorcycle units	21,802	27,537	(5,735)	(20.8%)
Custom motorcycle units*	30,768	35,794	(5,026)	(14.0)
Sportster motorcycle units	15,191	16,175	(984)	(6.1)

Harley-Davidson motorcycle units	67,761	79,506	(11,745)	(14.8)
Buell motorcycle units	2,558	3,037	(479)	(15.8)

Total motorcycle units	70,319	82,543	(12,224)	(14.8)

Net Revenue
Harley-Davidson motorcycles	$891.5	$1,008.5	$(117.0)	(11.6)
Buell motorcycles	21.7	24.1	(2.4)	(10.0)

Total motorcycles	913.2	1,032.6	(119.4)	(11.6)
Parts & Accessories	188.2	182.9	5.3	2.9
General Merchandise	76.1	68.6	7.5	11.0
Other	1.4	1.0	0.4	N/M

Net revenue	$1,178.9	$1,285.1	$(106.2)	(8.3%)

* Custom motorcycle units, as used in this table, include Softail, Dyna, VRSC and CVO models.

The Company shipped 67,761 Harley-Davidson motorcycle units during the first quarter of 2007, a decrease of 11,745 units or 14.8% from the same quarter last year. Domestic shipments were down 19.1% from the prior year quarter, while international shipments were down 1.1% relative to the first quarter of 2006. International shipments represented 28.1% of total Harley-Davidson wholesale shipments for the quarter ended April 1, 2007, compared to 24.2% for the quarter ended March 26, 2006. The increase in international shipments as a percentage of total shipments is consistent with the Company’s expectation that international growth will outpace domestic shipment growth.(1)

Motorcycle segment net revenue was down $106.2 million or 8.3% during the first quarter of 2007 compared to the same quarter last year. Net revenue was approximately $135 million lower as a result of the decrease in Harley-Davidson motorcycle unit shipments. Partially offsetting the negative volume impact was approximately $14 million of revenue attributable to wholesale price increases. Favorability from changes in foreign currency exchange rates also increased revenue by approximately $15 million in the period ended April 1, 2007 compared to the period ended March 26, 2006.

The mix of Harley-Davidson motorcycle shipments during the first quarter of 2007 was directly impacted by the York strike. During the first quarter of 2007, shipments of Touring models decreased as a percentage of total shipments while Custom and Sportster model shipments increased as a percentage of total shipments. The percentage of Touring motorcycles shipped in the first quarter of 2007 declined to 32.2% compared to 34.6% in the first quarter of 2006. However, the net impact of all mix changes as compared to the same quarter last year did not have a material impact on net revenue.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide dealer retail sales of Harley-Davidson motorcycles declined 1.3% during the first three months of 2007 relative to the same period last year.  Retail sales of Harley-Davidson motorcycles decreased 5.9% in the United States while growing 16.5% internationally, when compared to the first three months of 2006.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 0.7% in the United States (through March) while growing 14.5% in Europe (through February) when compared to the same periods in 2006. The following table includes retail unit sales of Harley-Davidson motorcycles for the first three months of 2007 and 2006 (units in thousands):

Harley-Davidson Motorcycle Retail Sales(a)
Heavyweight (651+cc)

	2007	2006	Change
United States	53.4	56.8	(5.9%)
Europe(b)	8.7	6.9	25.7
Japan	2.3	2.5	(7.7)
Canada	2.0	1.8	14.0
All other markets	4.1	3.5	16.7

Total Retail Sales	70.5	71.5	(1.3%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Motorcycle Industry Retail Registrations
Heavyweight (651+cc)

	2007	2006	Change
United States(a)	108.3	109.1	(0.7%)
Europe(b)	39.8	34.7	14.5%

(a)	U.S. data provided by the Motorcycle Industry Council through March.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom through February. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. Data for 2006 has been adjusted to include competitor motorcycles that had previously not been included by the Company. The previously reported amount for 2006 was 33.3.

Cost of Goods Sold

Cost of goods sold was $755.8 million for the Motorcycles segment in the first quarter of 2007, a decrease of $36.0 million or 4.6% versus the same quarter last year. The decrease relative to prior year quarter is primarily attributable to lower shipment volumes reducing cost of goods sold for motorcycles and related products by approximately $47 million. However, the Company did experience a higher cost per unit when compared to the same quarter last year as a result of inefficiencies and costs associated with the strike. In addition, cost of goods sold increased by approximately $10 million related to higher raw material surcharges and approximately $4 million due to changes in foreign currency exchange rates quarter over quarter.

Gross Profit

Gross profit was $423.0 million for the Motorcycles segment in the first quarter of 2007, a decrease of $70.2 million or 14.2% over the same quarter last year. Gross margin for the first quarter of 2007 was 35.9% compared to 38.4% in the first quarter of 2006. During the first quarter of 2007, the gross margin was negatively impacted by higher costs associated with the strike combined with higher raw material surcharges, partially offset by wholesale price increases and net favorable changes in foreign currency exchange rates, as detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the three months ended April 1, 2007 and March 26, 2006 (in millions):

	2007	2006	Increase	% Change
Interest income	$50.7	$42.4	$8.3	19.6%
Income from securitizations	29.2	28.7	0.5	1.8
Other income	29.3	24.8	4.5	17.9

Financial services income	109.2	95.9	13.3	13.8
Interest expense	21.1	15.1	6.0	39.5
Operating expenses	29.2	29.2	0.0	0.0

Financial services expense	50.3	44.3	6.0	13.5

Operating income from financial services	$58.9	$51.6	$7.3	14.2%

During the first quarter of 2007, interest income benefited from higher average wholesale and retail outstanding receivables and higher wholesale and retail lending rates as compared to the same period in 2006.  The increase in other income was primarily due to an increase in securitization servicing income and credit card licensing income.  Interest expense was higher in the first quarter of 2007 due to increased borrowings to support higher average outstanding receivables and higher borrowing costs as compared to 2006.

Income from securitizations in the first quarter of 2007 remained flat as compared to the first quarter of 2006 due to a higher gain on the first quarter 2007 securitization transaction, offset by a decrease in income on the investment in retained securitization interests. During the first quarter of 2007, HDFS sold $800.0 million in retail motorcycle loans through a securitization transaction resulting in a gain of $13.0 million.  This compares with a gain of $8.6 million on $730.0 million of loans securitized during the first quarter of 2006.  The 2007 gain as a percentage of loans sold was 1.6% as compared to 1.2% for 2006. The higher gain is due to a higher net interest spread in 2007 than in the prior year due to increases in the consumer lending rates.

During the first quarter of 2007, income on the investment in retained securitization interests decreased to $16.2 million from $20.1 million in the first quarter of 2006 primarily due to a $3.5 million permanent impairment charge. The permanent impairment resulted from a decline in fair value due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.28% during the first quarter of 2007 compared to 1.48% during the first quarter of 2006. Managed retail loans include loans held by HDFS as well as those sold through securitization. The increase in losses was primarily due to lower recoveries, as a percentage of the outstanding loan balance, on repossessed motorcycles and a higher incidence of loss resulting from increased delinquencies.

Changes in the allowance for finance credit losses on finance receivables held for investment during the three months ended April 1, 2007 and March 26, 2006 were as follows (in millions):

	2007	2006
Balance, beginning of period	$27.3	$26.2
Provision for finance credit losses	2.4	2.7
Charge-offs, net of recoveries	(2.3)	(1.4)

Balance, end of period	$27.4	$27.5

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended April 1, 2007 and March 26, 2006 (in millions):

	2007	2006	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling	$76.0	$66.7	$9.3	13.9%
Administrative	64.9	64.7	0.2	0.3
Engineering	46.8	49.4	(2.6)	(5.3)
Corporate	4.9	4.8	0.1	2.1

Total operating expenses	$192.6	$185.6	$7.0	3.8%

Total operating expenses, which include selling, administrative and engineering expenses, were 16.3% and 14.4% of net revenue for the first quarters of 2007 and 2006, respectively. The increase in the ratio of operating expenses to revenue from first quarter 2006 to first quarter 2007 is due to lower revenues as a result of the strike impact.

During the first quarter of 2007, selling expenses were higher than the prior year due primarily to higher marketing expenses combined with increased international operating costs in connection with the Company’s growth in those markets.

Provision for Income Taxes

The Company’s effective income tax rate for the first quarter of 2007 was 35.5% compared to 36.0% in the same quarter last year. The decrease was due to the reinstatement of the federal research and development tax credit in the fourth quarter of 2006.

Other Matters

Contractual Obligations

As of January 1, 2007, the Company’s expected payment for significant contractual obligations now includes approximately $3 million of gross liability for unrecognized tax benefits in 2007 associated with the adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48). The Company cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $81.9 million of liability for unrecognized tax benefits.

There have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.

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

Shareholder Lawsuits:

A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005 and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005 against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA (see below) actions for administrative purposes. On February 1, 2007, the federal court appointed Lead Plaintiff and Co-Lead Plaintiffs’ Counsel in the consolidated federal derivative action.

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it was inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. The Company has cooperated with the SEC.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. As noted above, on February 15, 2006, the court ordered the ERISA action consolidated with the federal derivative and securities actions for administrative purposes. Pursuant to the schedule set by the court, on October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, Harold A. Scott, James L. Ziemer, James M. Brostowitz, Gail A. Lione, Joanne M. Bischmann, Karl M. Eberle, Jon R. Flickinger, Ronald M. Hutchinson, James A. McCaslin, W. Kenneth Sutton, Jr., and Donna F. Zarcone, who are current or former Company officers or employees, as defendants (the “Company Defendants”). In general, the ERISA complaint includes factual allegations similar to those in the shareholder class action lawsuits and alleges on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

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

Security Breach Lawsuit:

On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group.  The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006.  The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession.  The complaint seeks unspecified damages.  On February 23, 2007, this matter was removed to the United States District Court Southern District of New York.  The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

Cam Bearing Lawsuit:

In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a first action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This first action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. Oral arguments were heard on September 7, 2006 and the Company is awaiting a decision from the court. The Company believes that the 5-year/50,000 mile warranty extension it announced in January 2001 adequately addressed the condition for affected owners, and the Company intends to continue to vigorously defend this matter.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.7 million. The Company has established reserves for this amount, which are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of April 1, 2007

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1)  The Company also has a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of its Financial Services business.

Cash and Marketable Securities

Cash and marketable securities totaled $928.5 million as of April 1, 2007 compared to $896.5 million as of December 31, 2006. The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government-backed securities with contractual maturities of approximately one year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $519.6 million of cash from operating activities during the three months ended April 1, 2007 compared to $365.7 million in the first three months of 2006. The increase in operating cash flow is due primarily to changes in finance receivable activity when compared to the same quarter of last year.

Due to lower quarter over quarter wholesale unit shipments, wholesale finance receivable originations were lower in the first quarter of 2007 than in 2006. Net changes in wholesale finance receivables resulted in cash used of $7.4 million in the first quarter of 2007 compared to cash used of $201.9 million in the first quarter of 2006.

During the first quarters of 2007 and 2006, HDFS originated $603.1 million and $604.9 million, respectively, of retail finance receivables held for sale.  Collections on retail finance receivables held for sale and proceeds from the sale of retail finance receivables resulted in cash inflows of $816.4 million and $749.0 million during the first quarters of 2007 and 2006, respectively.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and net changes in marketable securities. Net cash provided by investing activities was $5.9 million for the first quarter ended 2007 compared to net cash used by investing activities of $54.1 million during the first quarter ended in 2006.

Capital expenditures were $40.8 million and $36.0 million during the first three months of 2007 and 2006, respectively. The Company estimates that total capital expenditures in 2007 will be in the range of $300 million to $325 million.(1) The anticipated increase compared to 2006 is primarily a result of expenditures related to the Company’s powertrain facility expansion plans and the construction of the Harley-Davidson museum. The Company anticipates it will have the ability to fund all capital expenditures in 2007 with internally generated funds.(1)

Sales and redemptions of marketable securities (net of purchases) in the first three months of 2007 resulted in cash inflow of $40.6 million compared to cash outflow of $9.6 million in the first three months of 2006.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. Net cash used in financing activities during the three months ended April 1, 2007 and March 26, 2006 was $454.8 million and $255.6 million, respectively.

During the first three months of 2007, the Company repurchased 0.9 million shares of its common stock at a total cost of $61.3 million. The Company repurchased these shares under a general authorization provided by the Company’s Board of Directors in April 2005 to buy back 20.0 million shares. A total of 1.9 million shares remained under this authorization as of April 1, 2007. In October 2006, the Company’s Board of Directors authorized a second share repurchase program for up to 20.0 million additional shares. The Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations.

The Company paid dividends of $0.21 per share at a total cost of $54.1 million during the first three months of 2007, compared to dividends of $0.18 per share totaling $49.0 million during the same period last year.

In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of April 1, 2007 and March 26, 2006 (in millions):

	2007	2006
Commercial paper	$543.0	$314.4
Credit facilities	191.1	169.7

	$734.1	$484.1
Medium-term notes	589.4	579.5
Senior subordinated notes	30.0	30.0

Total finance debt	$1,353.5	$1,093.6

Credit Facilities – In December 2006, HDFS increased its revolving credit facility (Global Credit Facility) to $1.40 billion from $1.10 billion. Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility due in 2009 and HDFS pays a fee for its availability.

Commercial Paper – Subject to limitations, HDFS may issue up to $1.40 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.40 billion as of April 1, 2007.

Medium-Term Notes – HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5% medium-term notes due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of April 1, 2007 and March 26, 2006, the Notes included a fair value adjustment reducing the balance by $10.6 million and $20.4 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in December 2007.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of April 1, 2007 and March 26, 2006, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants – HDFS is subject to various operating and financial covenants related to the Global Credit Facilities, Medium-Term Notes and Senior Subordinated Debt issued by HDFS. The more significant covenants are described below.

The covenants limit HDFS’ ability to:

•	incur certain additional indebtedness;
•	assume or incur certain liens;
•	participate in a merger, consolidation, liquidation or dissolution; and
•	purchase or hold margin stock

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

At April 1, 2007, HDFS remained in compliance with all of these covenants.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities and advances or loans from the Company.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capacity of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xi) manage the credit quality and recovery rates of HDFS’ loan portfolio; (xii) retain and attract talented employees; (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xiv) implement and manage enterprise-wide information technology solutions and secure data contained in those systems. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

In addition, see “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 which includes a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

In the first quarter of 2007, the Company implemented a new integrated financial system which included modifications to certain processes and related controls.  The Company has conducted post-implementation monitoring to ensure the on-going effectiveness of internal control over financial reporting.  There have been no other changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated by reference in this Item 1 of Part II.

Item 1A. Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended April 1, 2007:

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
January 1 to
February 4	869,700	$70	869,700	26,233,216
February 5 to
March 4	323	69	0	26,360,275
March 5 to
April 1	0	0	0	26,364,692

Total	870,023	$70	869,700

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase shares under this authorization during the quarter ended April 1, 2007.

The shares repurchased during the first quarter of 2007 were completed under an authorization granted by the Company’s Board of Directors on April 30, 2005 which originally authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of April 1, 2007, a total of 1.9 million shares remained under this authorization.

During October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. No shares had been repurchased under this authorization as of April 1, 2007.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2007, the Company acquired 323 shares of common stock that were presented to the Company by employees to satisfy withholding taxes in connection with the vesting of nonvested (restricted) stock awards.

Item 6. Exhibits

Refer to the Exhibit Index on page 30 of this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: May 3, 2007	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 3, 2007	/s/ James M. Brostowitz
James M. Brostowitz
Vice President and Treasurer
(Principal Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit No.	Description

10.1*	Form of Transition Agreement dated February 1, 2007 between the Registrant and Mr. Naqvi

10.2*	Form of Severance Benefits Agreement dated February 1, 2007 between the Registrant and Mr. Naqvi

10.3*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007

10.4*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007

10.5*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.6*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.7*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davdison, Inc. 2004 Incentive Stock Plan

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.