Form 10-Q
period 2007-07-01
HARLEY DAVIDSON INC
filed 2007-08-03
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2007

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________

Commission File Number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its Charter)

Wisconsin	39-1382325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of July 30, 2007: 257,533,007 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended July 1, 2007

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net revenue	$1,620,218	$1,377,047	$2,799,093	$2,662,137
Cost of goods sold	1,015,051	860,721	1,770,880	1,652,597

Gross profit	605,167	516,326	1,028,213	1,009,540
Financial services income	112,330	98,567	221,493	194,468
Financial services expense	47,121	42,310	97,347	86,580

Operating income from financial services	65,209	56,257	124,146	107,888
Selling, administrative and engineering expense	225,344	198,109	417,915	383,768

Income from operations	445,032	374,474	734,444	733,660
Investment income and other, net	5,335	5,885	14,079	13,202

Income before provision for income taxes	450,367	380,359	748,523	746,862
Provision for income taxes	159,877	136,929	265,723	268,869

Net income	$290,490	$243,430	$482,800	$477,993

Earnings per common share:
Basic	$1.15	$0.91	$1.89	$1.77
Diluted	$1.14	$0.91	$1.89	$1.77
Cash dividends per common share	$0.25	$0.21	$0.46	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) July 1, 2007	December 31, 2006	(Unaudited) June 25, 2006
ASSETS
Current assets:
Cash and cash equivalents	$416,084	$238,397	$391,967
Marketable securities	307,347	658,133	612,508
Accounts receivable, net	163,369	143,049	150,526
Finance receivables held for sale	381,927	547,106	233,167
Finance receivables held for investment, net	1,318,025	1,554,260	1,101,587
Inventories	344,969	287,798	292,757
Prepaid expenses and other current assets	122,342	121,890	114,613

Total current assets	3,054,063	3,550,633	2,897,125
Finance receivables held for investment, net	817,027	725,957	678,938
Property, plant and equipment, net	1,004,863	1,024,469	992,271
Prepaid pension costs	47,714	55,351	345,418
Goodwill	59,372	58,800	57,687
Other assets	138,555	116,940	71,890

	$5,121,594	$5,532,150	$5,043,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,031	$283,477	$305,740
Accrued liabilities	458,252	479,709	433,770
Current portion of finance debt	204,817	832,491	34,605

Total current liabilities	1,077,100	1,595,677	774,115
Finance debt	975,000	870,000	1,000,000
Pension liability	55,032	47,916	34,325
Postretirement healthcare benefits	205,767	201,126	67,801
Other long-term liabilities	150,851	60,694	199,255
Commitments and contingencies (Note 11)
Total shareholders’ equity	2,657,844	2,756,737	2,967,833

	$5,121,594	$5,532,150	$5,043,329

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2007	June 25, 2006
Net cash provided by operating activities (Note 3)	$1,062,455	$825,619
Cash flows from investing activities:
Capital expenditures	(86,016)	(89,124)
Origination of finance receivables held for investment	(272,784)	(189,929)
Collections on finance receivables held for investment	202,656	135,444
Collection of retained securitization interests	43,241	26,227
Purchase of marketable securities	(317,270)	(426,182)
Sales and redemptions of marketable securities	669,747	719,805
Other, net	3,582	1,719

Net cash provided by investing activities	243,156	177,960
Cash flows from financing activities:
Net decrease in finance-credit facilities
and commercial paper	(535,990)	(161,437)
Dividends	(116,650)	(104,494)
Purchase of common stock for treasury	(491,103)	(499,543)
Excess tax benefits from share-based payments	2,932	1,547
Issuance of common stock under employee
stock option plans	20,621	8,176

Net cash used by financing activities	(1,120,190)	(755,751)
Effect of exchange rate changes on cash
and cash equivalents	(7,734)	3,164
Net increase in cash and cash equivalents	177,687	250,992
Cash and cash equivalents:
At beginning of period	238,397	140,975

At end of period	$416,084	$391,967

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of July 1, 2007 and June 25, 2006, the condensed consolidated statements of income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position. The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006. The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008. The Company will adopt the funded status measurement date requirement in 2008 and is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

Note 3 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	July 1, 2007	December 31, 2006	June 25, 2006
Components at the lower of FIFO cost or market
Raw materials and work in process	$136,006	$123,376	$95,356
Motorcycle finished goods	123,262	94,399	137,282
Parts and accessories and general merchandise	116,799	98,749	84,409

Inventory at lower of FIFO cost or market	376,067	316,524	317,047
Excess of FIFO over LIFO cost	31,098	28,726	24,290

	$344,969	$287,798	$292,757

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six Months Ended
	July 1, 2007	June 25, 2006
Cash flows from operating activities:
Net income	$482,800	$477,993
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	105,809	108,017
Provision for employee long-term benefits	37,692	43,811
Stock compensation expense	10,946	11,540
Gain on current year securitizations	(32,494)	(19,518)
Net change in wholesale finance receivables	247,222	257,545
Origination of retail finance receivables held for sale	(1,650,053)	(1,560,469)
Collections on retail finance receivables held for sale	34,062	47,512
Proceeds from securitization of retail finance receivables	1,742,408	1,514,602
Contributions to pension and postretirement plans	(6,539)	(5,822)
Foreign currency adjustments	1,706	(4,176)
Other, net	18,411	7,128
Changes in current assets and liabilities:
Accounts receivable, net	(18,242)	(25,881)
Finance receivables - accrued interest and other	(5,954)	(14,192)
Inventories	(53,352)	(67,629)
Accounts payable and accrued liabilities	147,073	60,182
Other	960	(5,024)

Total adjustments	579,655	347,626

Net cash provided by operating activities	$1,062,455	$825,619

Note 4 – Impairment of Investment in Retained Securitization Interests

During the six months ended July 1, 2007, the Company recorded an impairment charge of $3.5 million on its retained securitization interests. Retained securitization interests are recorded at fair value, which is based on the present value of future expected cash flows using the Company’s best estimate of key assumptions for credit losses, prepayments and discount rates commensurate with the risks involved. During the six months ended July 1, 2007, the fair value of certain retained securitization interests were lower than the amortized cost, which indicated impairment. This impairment was considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds. This charge was recorded as a reduction of financial services income.

Note 5 – Income Taxes

The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for years before 1998.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 retained earnings. The total gross liability for unrecognized tax benefits was $84.9 million as of January 1, 2007. Included in this amount were approximately $11.4 million of accrued interest and $2.5 million of accrued penalties. The amount of unrecognized tax benefits as of January 1, 2007 that, if recognized, would affect the effective tax rate was approximately $56.6 million. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months. There was no material change to the liability for unrecognized tax benefits or its components during the six months ended July 1, 2007.

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

	Three months ended		Six months ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Balance, beginning of period	$66,163	$49,717	$66,385	$43,073
Warranties issued during the period	14,759	10,382	26,295	20,983
Settlements made during the period	(16,724)	(12,172)	(31,029)	(24,246)
Recalls and changes to pre-existing
warranty liabilities	9,819	4,988	12,366	13,105

Balance, end of period	$74,017	$52,915	$74,017	$52,915

The liability for product recall campaigns was $4.3 million and $5.5 million as of July 1, 2007 and June 25, 2006, respectively.

Note 7 – Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Motorcycles net revenue	$1,620,218	$1,377,047	$2,799,093	$2,662,137
Gross profit	605,167	516,326	1,028,213	1,009,540
Operating expenses	218,812	191,358	406,444	372,260

Operating income from Motorcycles	386,355	324,968	621,769	637,280
Financial Services income	112,330	98,567	221,493	194,468
Financial Services expense	47,121	42,310	97,347	86,580

Operating income from Financial Services	65,209	56,257	124,146	107,888
Corporate expenses	6,532	6,751	11,471	11,508

Income from operations	$445,032	$374,474	$734,444	$733,660

Note 8 – Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Numerator:
Net income used in computing basic and
diluted earnings per share	$290,490	$243,430	$482,800	$477,993

Denominator:
Denominator for basic earnings per share-
weighted-average common shares	253,155	267,487	255,240	270,133
Effect of dilutive securities - employee
stock compensation plan	862	643	847	650

Denominator for diluted earnings per share-
adjusted weighted-average shares outstanding	254,017	268,130	256,087	270,783

Basic earnings per share	$1.15	$0.91	$1.89	$1.77
Diluted earnings per share	$1.14	$0.91	$1.89	$1.77

Outstanding options to purchase 0.8 million and 3.7 million shares of common stock for the three months ended July 1, 2007 and June 25, 2006, respectively, and 0.6 million and 3.4 million shares of common stock for the six months ended July 1, 2007 and June 25, 2006, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

Note 9 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Six months ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net income	$290,490	$243,430	$482,800	$477,993
Foreign currency translation adjustment	5,433	5,537	8,844	6,641
Changes in net unrealized gains and (losses), net of tax:
Retained securitization interest	468	(6,862)	(8,704)	(15,503)
Derivative financial instruments	(356)	(1,053)	(926)	(3,097)
Marketable securities	88	200	701	578
Unrecognized pension and postretirement benefit plan liabilities	3,742	--	7,484	--

	$299,865	$241,252	$490,199	$466,612

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

	Three months ended		Six months ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Pension and SERPA Benefits
Service cost	$12,912	$12,190	$25,824	$24,380
Interest cost	14,941	13,110	29,882	26,220
Expected return on plan assets	(20,209)	(19,104)	(40,418)	(38,208)
Amortization of unrecognized:
Prior service cost	1,673	1,749	3,346	3,498
Net loss	2,919	4,389	5,838	8,778

Net periodic benefit cost	$12,236	$12,334	$24,472	$24,668

Postretirement Healthcare Benefits
Service cost	$3,191	$3,236	$6,382	$6,472
Interest cost	4,895	4,019	9,790	8,038
Expected return on plan assets	(2,496)	(2,278)	(4,992)	(4,556)
Amortization of unrecognized:
Prior service credit	(281)	(281)	(562)	(562)
Net loss	1,734	1,629	3,468	3,258

Net periodic benefit cost	$7,043	$6,325	$14,086	$12,650

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

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it was inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. By letter dated June 1, 2007, the staff advised the Company that the staff’s investigation has been terminated, and at this time, the staff has not recommended any enforcement action to the SEC. The information in the staff’s letter was provided under the guidelines in the final paragraph of the SEC’s Securities Act Release No. 5310.

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

Security Breach Lawsuit:
On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group. The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006. The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession. The complaint seeks unspecified damages. On February 23, 2007, this matter was removed to the United States District Court Southern District of New York. On April 5, 2007, the Company filed a motion to dismiss the complaint. Briefing is completed on the motion to dismiss and the parties are awaiting a ruling. The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

Cam Bearing Lawsuit:
In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. On July 12, 2007, the Court issued its decision in the Company’s favor, reversing the Court of Appeals and holding that the trial court correctly refused to allow reopening or amendment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell) and Harley-Davidson Financial Services (HDFS). Harley-Davidson Motor Company produces heavyweight motorcycles and offers a complete line of motorcycle parts, accessories, apparel and general merchandise. HDMC manufactures five families of motorcycles: Touring, Dyna™, Softail®, Sportster® and VRSC™. Buell produces premium sport performance motorcycles, motorcycle parts, accessories and apparel. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview and Outlook(1)

The Company’s net revenue for the second quarter of 2007 was $1.62 billion, an increase of 17.7% over the second quarter of 2006 driven by a 19.2% increase in shipments of Harley-Davidson® motorcycles over the same quarter last year. Net income and diluted earnings per share for the second quarter of 2007 were up 19.3% and 25.3%, respectively, over the second quarter of 2006. The increase in diluted earnings per share includes the benefit of fewer weighted-average shares outstanding when compared to the same quarter last year. Weighted-average shares outstanding were 14.1 million lower in the second quarter of 2007 compared to the second quarter of 2006 due to the Company’s repurchases of common stock occurring over the last year.

During the second quarter of 2007, the Company shipped 95,117 Harley-Davidson motorcycles to its independent dealers worldwide, 15,321 more than in the same quarter last year. The Company’s Harley-Davidson motorcycle shipments for the first six months of 2007 were 162,878 or 3,576 units higher than in the first half of 2006, despite the three-week strike at its assembly plant in York, Pennsylvania during the first quarter of 2007. During the first half of 2007, the lost production as a result of the strike was offset by the positive impact on production from two factors, both of which will have an impact on shipments in the second half of 2007. First, as a result of the strike, the Company added one additional week of 2007 model year production and shipments to the second quarter of 2007. As a result, production of 2008 model year motorcycles began one week later than originally planned. This will result in one fewer week’s worth of model year 2008 shipments in the third quarter of 2007. Second, the Company’s 2007 fiscal calendar has one additional week of production in the first half and one less week of production in the second half as compared to 2006. This will result in one fewer week’s worth of shipments in the fourth quarter of 2007 compared to the fourth quarter of 2006. Considering these factors, the Company anticipates that 2007 third-quarter shipments of Harley-Davidson motorcycles will be between 91,000 and 95,000 units compared to third quarter 2006 unit shipments of 97,046. As a result, the Company expects the Harley-Davidson motorcycle shipment growth rate for the first nine months of 2007 to be virtually flat compared to the first nine months of 2006.

Worldwide dealer retail sales of Harley-Davidson motorcycles declined 1.2% for the second quarter of 2007, compared to the prior year second quarter. In the United States, retail sales of Harley-Davidson motorcycles decreased 5.5% for the second quarter of 2007 versus the same period last year. Internationally, retail sales of Harley-Davidson motorcycles grew 13.6% over the second quarter of 2006 with increases of 13.7% in Europe, 9.9% in Canada, 5.2% in Japan and 27.4% in all other international markets.

(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,”“expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (August 3, 2007), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

On a year-to-date basis, worldwide retail sales of Harley-Davidson motorcycles decreased 1.3% for the first six months of 2007 compared to the prior year. Despite the decline for the first half of 2007, the Company expects positive worldwide retail sales growth for the full year of 2007. Internationally, retail sales were up 14.6%, while U.S. retail sales were down 5.7% for the first six months of 2007 compared to the prior year. The Company expects positive retail sales growth in the U.S. for the second half of 2007 compared to the second half of 2006.

For the full year, the Company expects revenue growth for 2007 to be moderate and the Company continues to believe that shipments to its international markets will grow at a faster rate than in the U.S. market. The Company believes its longer-term opportunities for growth will be driven by a focus on providing customers around the world with a continuous stream of exciting new motorcycles, surrounded by the Harley-Davidson experience. Harley-Davidson customers enjoy a unique lifestyle experience through organized rides and rallies, through membership in the Harley Owners Group® (H.O.G.®) organization and through the use of Motorclothes® merchandise and Harley-Davidson Genuine Motor Accessories to personalize their experience.

The Company’s operating margins in the first quarter of 2007 were impacted by inefficiencies and costs associated with the strike and the related make-up plan. As a result, the Company expects full-year 2007 operating margins to be lower than operating margins experienced in 2006. The Company believes its manufacturing expertise and focus on operational excellence, and other factors such as increased production, quality and pricing for features, position it to continue to drive a net income growth rate in 2008 and 2009 that will be in excess of its revenue growth rate.

As the Company executes its plans, the Company believes its business model will continue to generate cash, permitting it to invest in the business, fund future growth opportunities and return value to shareholders. The Company’s expected annual capital expenditures are provided under “Liquidity and Capital Resources.”

Based on the expectations for revenue growth, operating margins and the benefits of free cash flow combined with the impact of the strike in 2007, the Company’s expected annual earnings-per-share growth rate for 2007 is in the range of 4% to 6%. The Company expects its annual earnings-per-share growth rate to return to 11% to 17% in 2008 and 2009.

While the Company continues to have confidence in this guidance based on current information, U.S retail sales results for the first half of 2007 have not met the Company’s expectations. As a result, the Company will continue to closely monitor the retail environment and regularly assess planned wholesale shipments throughout the remainder of the year. The Company’s objective is for worldwide shipments to be less than or equal to expected dealer retail sales in 2007.

Results of Operations for the Three Months Ended July 1, 2007
Compared to the Three Months Ended June 25, 2006

Overall

For the quarter ended July 1, 2007, net revenue totaled $1.62 billion, a $243.2 million or 17.7% increase from the same period last year. Net income for the second quarter of 2007 was $290.5 million compared to $243.4 million in the second quarter of 2006, an increase of 19.3%. Diluted earnings per share for the second quarter of 2007 were $1.14 representing a 25.3% increase from 2006 second quarter diluted earnings per share of $0.91. Diluted earnings per share during the second quarter of 2007 were positively impacted by a decrease in the weighted-average shares outstanding, which were 254.0 million in the second quarter of 2007 compared to 268.1 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s second quarter 2007 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the three months ended July 1, 2007 and June 25, 2006 (dollars in millions):

	2007	2006	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	34,671	27,336	7,335	26.8%
Custom motorcycle units*	39,320	36,714	2,606	7.1
Sportster motorcycle units	21,126	15,746	5,380	34.2

Harley-Davidson motorcycle units	95,117	79,796	15,321	19.2
Buell motorcycle units	3,179	3,539	(360)	(10.2)

Total motorcycle units	98,296	83,335	14,961	18.0%

Net Revenue
Harley-Davidson motorcycles	$1,254.2	$1,027.8	$226.4	22.0%
Buell motorcycles	28.6	29.3	(0.7)	(2.5)

Total motorcycles	1,282.8	1,057.1	225.7	21.3
Parts & Accessories	263.4	251.7	11.7	4.6
General Merchandise	72.7	67.1	5.6	8.4
Other	1.3	1.1	0.2	N/M

Net revenue	$1,620.2	$1,377.0	$243.2	17.7%

* Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 95,117 Harley-Davidson motorcycle units during the second quarter of 2007, an increase of 15,321 units or 19.2% from the same quarter last year. Domestic shipments were up 17.1% from the prior year quarter, while international shipments also increased relative to the second quarter of 2006 by 24.9%. International shipments represented 28.6% of total Harley-Davidson wholesale shipments for the quarter ended July 1, 2007, compared to 27.2% for the quarter ended June 25, 2006. The increase in international shipments as a percentage of total shipments is consistent with the Company’s expectation that international growth will outpace domestic shipment growth.(1)

Motorcycle segment net revenue increased $243.2 million or 17.7% during the second quarter of 2007 compared to the same quarter last year. Net revenue was approximately $202 million higher in the second quarter of 2007 compared to the second quarter of 2006 as a result of the increase in Harley-Davidson motorcycle unit shipments and higher sales volumes for P&A and General Merchandise. Changes to product mix occurring during the second quarter of 2007 provided additional revenue of approximately $12 million over the second quarter of 2006. Revenue from wholesale price increases of approximately $20 million and favorability from changes in foreign currency exchange rates of approximately $22 million also contributed to the increase in revenue in the three months ended July 1, 2007 compared to the three months ended June 25, 2006. Revenue increases during the second quarter of 2007 were partially offset by higher sales incentive costs compared to the second quarter of 2006.

Touring models made up 36.5% of shipments for the second quarter of 2007, compared to 34.3% of shipments for the second quarter of 2006. Additionally, during the second quarter of 2007, shipments of Custom models decreased as a percentage of total shipments while Sportster model shipments increased as a percentage of total shipments.

Cost of Goods Sold

Cost of goods sold was $1.02 billion for the Motorcycles segment in the second quarter of 2007, an increase of $154.3 million or 17.9% versus the same quarter last year. The increase relative to prior year quarter was primarily attributable to higher shipment volumes and product mix impacting cost of goods sold for motorcycles and related products by approximately $122 million. Additionally, cost of goods sold increased by approximately $7 million related to higher raw material surcharges and approximately $7 million due to changes in foreign currency exchange rates quarter over quarter.

Gross Profit

Gross profit was $605.2 million for the Motorcycles segment in the second quarter of 2007, an increase of $88.8 million or 17.2% over the same quarter last year. Gross margin for the second quarter of 2007 was 37.4% compared to 37.5% in the second quarter of 2006. The second quarter 2007 gross margin percent was level with second quarter 2006 gross margin percent due to wholesale price increases and net favorable changes in foreign currency exchange rates offset by higher raw material surcharges and sales incentive costs. These and other factors affecting gross profit are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the three months ended July 1, 2007 and June 25, 2006 (in millions):

	2007	2006	Increase	% Change
Interest income	$45.4	$39.5	$5.9	15.1%
Income from securitizations	36.0	31.2	4.8	15.3
Other income	30.9	27.9	3.0	10.9

Financial services income	112.3	98.6	13.7	14.0
Interest expense	18.0	14.7	3.3	22.5
Operating expenses	29.1	27.6	1.5	5.5

Financial services expense	47.1	42.3	4.8	11.4

Operating income from financial services	$65.2	$56.3	$8.9	15.9%

During the second quarter of 2007, interest income increased due to higher average wholesale and retail outstanding receivables and higher retail lending rates as compared to the same period in 2006. The increase in other income was primarily due to higher credit card licensing income and securitization servicing income. Interest expense was higher in the second quarter of 2007 due to increased borrowings to support growth in outstanding receivables and higher borrowing rates as compared to the same period of 2006.

Income from securitizations in the second quarter of 2007 was higher as compared to the second quarter of 2006 due to a higher gain on the second quarter 2007 securitization transaction, offset by a decrease in income on retained securitization interests. During the second quarter of 2007, HDFS sold $950.0 million in retail motorcycle loans through a securitization transaction resulting in a gain of $19.5 million.  This compares with a gain of $10.9 million on $800.0 million of loans securitized during the second quarter of 2006.  The 2007 second quarter gain as a percentage of loans sold was 2.1% as compared to 1.4% for same period of 2006.  The higher gain percentage is due to increases in lending rates and a more favorable interest rate environment in 2007 than in the prior year. For the finance receivables sold on the third quarter securitization transaction, we expect a lower gain as a percentage of receivables sold due to higher interest costs and the inclusion of an increased number of shorter term promotional loans.

Changes in the allowance for finance credit losses on finance receivables held for investment during the three months ended July 1, 2007 and June 25, 2006 were as follows (in millions):

	2007	2006
Balance, beginning of period	$27.4	$27.5
Provision for finance credit losses	(0.1)	0.0
Charge-offs, net of recoveries	(0.4)	(0.5)

Balance, end of period	$26.9	$27.0

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the three months ended July 1, 2007 and June 25, 2006 (in millions):

	2007	2006	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling	$79.6	$72.3	$7.3	10.1%
Administrative	93.8	71.8	22.0	30.9
Engineering	45.4	47.3	(1.9)	(4.2)
Corporate	6.5	6.8	(0.3)	(3.2)

Total operating expenses	$225.3	$198.2	$27.1	13.7%

Total operating expenses, which include selling, administrative and engineering expenses, were 13.9% and 14.4% of net revenue for the second quarters of 2007 and 2006, respectively.

During the second quarter of 2007, selling and administrative expenses were higher than the prior year quarter due primarily to higher marketing and warranty expenses combined with increased international operating costs in connection with the Company’s growth in those markets.

Provision for Income Taxes

The Company’s effective income tax rate for the second quarter of 2007 was 35.5% compared to 36.0% in the same quarter last year. The decrease was due to the reinstatement of the federal research and development tax credit.

Results of Operations for the Six Months Ended July 1, 2007
Compared to the Six Months Ended June 25, 2006

Overall

For the six months ended July 1, 2007, net revenue totaled $2.80 billion, a $137.0 million or 5.1% increase from the same period last year. Net income for the six months ended July 1, 2007 was $482.8 million compared to $478.0 million for the six months ended June 25, 2006, a 1.0% increase. Diluted earnings per share for the six months ended July 1, 2007 were $1.89 representing a 6.8% increase over diluted earnings per share of $1.77 for the six months ended June 25, 2006. Diluted earnings per share during the first half of 2007 were positively impacted by a decrease in the weighted-average shares outstanding, which were 256.1 million during the first half of 2007 compared to 270.8 million in the first half of 2006. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s 2007 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment for the six months ended July 1, 2007 and June 25, 2006 (dollars in millions):

	2007	2006	Increase (Decrease)	% Change
Motorcycle Unit Shipments
Touring motorcycle units	56,473	54,873	1,600	2.9%
Custom motorcycle units*	70,088	72,508	(2,420)	(3.3)
Sportster motorcycle units	36,317	31,921	4,396	13.8

Harley-Davidson motorcycle units	162,878	159,302	3,576	2.2
Buell motorcycle units	5,737	6,576	(839)	(12.8)

Total motorcycle units	168,615	165,878	2,737	1.7%

Net Revenue
Harley-Davidson motorcycles	$2,145.7	$2,036.3	$109.4	5.4%
Buell motorcycles	50.3	53.4	(3.1)	(5.9)

Total motorcycles	2,196.0	2,089.7	106.3	5.1
Parts & Accessories	451.6	434.7	16.9	3.9
General Merchandise	148.8	135.6	13.2	9.7
Other	2.7	2.1	0.6	N/M

Net revenue	$2,799.1	$2,662.1	$137.0	5.1%

* Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 162,878 Harley-Davidson motorcycle units during the first half of 2007, an increase of 3,576 units or 2.2% over the first half of 2006. Domestic shipments were down 1.4% from the first six months of 2006, while international shipments increased 12.7% relative to the first half of 2006. International shipments represented 28.4% of total Harley-Davidson wholesale shipments for the six months ended July 1, 2007, compared to 25.7% for the six months ended June 25, 2006. The increase in international shipments as a percentage of total shipments is consistent with the Company’s expectation that international growth will outpace domestic shipment growth.(1)

Motorcycle segment net revenue increased $137.0 million or 5.1% during the six months ended July 1, 2007 compared to the six months ended June 25, 2006. Net revenue was approximately $67 million higher as a result of the increase in Harley-Davidson motorcycle unit shipments and higher sales volumes for P&A and General Merchandise during the first half of 2007 compared to the first half of 2006. Changes to product mix occurring during the first half of 2007 provided additional revenue of approximately $14 million. Revenue from wholesale price increases of approximately $34 million and favorability from changes in foreign currency exchange rates of approximately $37 million also contributed to the increase in revenue during the six months ended July 1, 2007 compared to the six months ended June 25, 2006. Revenue increases for the first half of 2007 were partially offset by higher sales incentive costs compared to the first half of 2006.

Touring models comprised 34.7% and 34.4% of total shipments for the six months ended July 1, 2007 and June 25, 2006, respectively. Custom model unit shipments decreased as a percentage of total shipments while Sportster model unit shipments increased as a percentage of total shipments for the first half of 2007 compared to the first half of 2006.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide dealer retail sales of Harley-Davidson motorcycles declined 1.3% during the first half of 2007 relative to the same period last year.  Retail sales of Harley-Davidson motorcycles decreased 5.7% in the United States while growing 14.6% internationally when compared to the first half of 2006.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 4.4% in the United States (through June) while growing 4.9% in Europe (through May) when compared to the same periods in 2006. The following table includes retail unit sales of Harley-Davidson motorcycles for the first six months of 2007 and 2006 (units in thousands):

Harley-Davidson Motorcycle Retail Sales(a)
Heavyweight (651+cc)

	2007	2006	% Change
United States	145.3	154.0	(5.7%)
Europe(b)	24.3	20.6	17.7
Japan	6.2	6.2	N/M
Canada	9.6	8.6	10.8
All other markets	9.0	7.4	22.4

Total Retail Sales	194.4	196.8	(1.3%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.

(b)	Datafor Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Motorcycle Industry Retail Registrations
Heavyweight (651+cc)

	2007	2006	% Change
United States(a)	307.8	321.8	(4.4%)
Europe(b)	205.0	195.5	4.9%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom through February. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Cost of Goods Sold

Cost of goods sold was $1.77 billion for the Motorcycles segment in the first half of 2007, an increase of $118.3 million or 7.2% versus the same period last year. The increase relative to prior year is primarily attributable to higher shipment volumes and product mix impacting cost of goods sold for motorcycles and related products by approximately $77 million. Additionally, the Company experienced a higher cost per unit when compared to the first half of 2006 as a result of inefficiencies and costs associated with the strike. Finally, cost of goods sold increased by approximately $18 million related to higher raw material surcharges and approximately $12 million due to changes in foreign currency exchange rates quarter over quarter.

Gross Profit

Gross profit was $1.03 billion for the Motorcycles segment for the six months ended July 1, 2007, an increase of $18.7 million or 1.8% over the same period last year. Gross margin for the first half of 2007 was 36.7% compared to 37.9% for the first half of 2006. During the first half of 2007, the gross margin was negatively impacted by higher costs associated with the strike at the Company’s York, Pennsylvania assembly plant combined with higher raw material surcharges and sales incentive costs, partially offset by wholesale price increases and net favorable changes in foreign currency exchange rates, as detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (which consists of HDFS) for the six months ended July 1, 2007 and June 25, 2006 (in millions):

	2007	2006	Increase	% Change
Interest income	$96.1	$81.9	$14.2	17.4%
Income from securitizations	65.2	59.9	5.3	8.8
Other income	60.2	52.7	7.5	14.2

Financial services income	221.5	194.5	27.0	13.9
Interest expense	39.1	29.8	9.3	31.1
Operating expenses	58.3	56.8	1.5	2.6

Financial services expense	97.4	86.6	10.8	12.4

Operating income from financial services	$124.1	$107.9	$16.2	15.1%

During the first six months of 2007, interest income growth was due to increased retail and wholesale outstanding receivables and higher retail interest rates as compared to the same period in 2006.  Growth in retail outstanding receivables was due to a 9% increase in originations of retail motorcycle loans which totaled $1.65 billion for the first six months of 2007. The increase in other income was primarily due to increases in credit card licensing income and securitization servicing income. Interest expense was higher during the first six months of 2007 due to increased borrowings to support growth in outstanding receivables and higher borrowing rates as compared to 2006.

Income from securitizations during the first six months of 2007 was higher as compared to the first six months of 2006 due to higher gains on current year securitization transactions, partially offset by a decrease in income on the investment in retained securitization interests. During the first six months of 2007, HDFS sold $1.75 billion in retail motorcycle loans through securitization transactions resulting in gains of $32.5 million. This compares with total gains of $19.5 million on $1.53 billion of loans securitized in the first six months of 2006. The 2007 first half gain as a percentage of loans sold was 1.9% as compared to 1.3% for the same period in 2006. The higher gain percentage versus the prior year period is primarily due to increases in average lending rates and a more favorable interest rate environment in 2007 than in the prior year. Income on the investment in retained securitization interests decreased to $32.7 million during the first six months of 2007 from $40.4 million in the first six months of 2006, partially due to a $3.5 million permanent impairment charge in the first quarter of 2007. The permanent impairment resulted from a decline in fair value of its retained securitization interests due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds.

Annualized losses on HDFS’ managed retail motorcycle loans were 1.63% during the first six months of 2007 compared to 1.20% during the first six months of 2006. Managed retail loans include loans held by HDFS as well as those sold through securitization. The increase in losses was primarily due to lower recoveries, as a percentage of the outstanding loan balance, on repossessed motorcycles and a higher incidence of loss resulting from increased delinquent accounts. Managed retail motorcycle loans thirty days or more past due at July 1, 2007 totaled 4.36% versus 3.61% at June 25, 2006.

Changes in the allowance for finance credit losses on finance receivables held for investment during the six months ended July 1, 2007 and June 25, 2006 were as follows (in millions):

	2007	2006
Balance, beginning of period	$27.3	$26.2
Provision for finance credit losses	2.3	2.7
Charge-offs, net of recoveries	(2.7)	(1.9)

Balance, end of period	$26.9	$27.0

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate for the six months ended July 1, 2007 and June 25, 2006 (in millions):

	2007	2006	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling	$150.8	$134.4	$16.4	12.2%
Administrative	169.1	146.9	22.2	15.2
Engineering	86.5	91.0	(4.5)	(4.9)
Corporate	11.5	11.5	0.0	N/M

Total operating expenses	$417.9	$383.8	$34.1	8.9%

Total operating expenses, which include selling, administrative and engineering expenses, were 14.9% and 14.4% of net revenue for the first halves of 2007 and 2006, respectively.

During the first half of 2007, selling and administrative expenses were higher than the prior year due primarily to higher marketing and warranty expenses combined with increased international operating costs in connection with the Company’s growth in those markets.

Provision for Income Taxes

The Company’s effective income tax rate for the six months ended July 1, 2007 was 35.5% compared to 36.0% for the six months ended June 25, 2006. The decrease was due to the reinstatement of the federal research and development tax credit.

Other Matters

Labor Contract

Unionized employees at the Company’s Vehicle and Powertrain Operations in Kansas City, Missouri are represented by the United Steelworkers of America (USW), and the International Association of Machinist and Aerospace Workers (IAM). Effective August 1, 2007 the Company reached a new five-year collective bargaining agreement with the IAM and USW.

Contractual Obligations

As of January 1, 2007, the Company’s expected payments for significant contractual obligations now includes approximately $84.9 million of gross liability for unrecognized tax benefits associated with the requirements of Financial Accounting Standards Board Interpretation No. 48 (FIN 48). Except for $3.0 million which was settled in 2007, the Company cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $81.9 million of liability for unrecognized tax benefits.

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

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it was inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. By letter dated June 1, 2007, the staff advised the Company that the staff’s investigation has been terminated, and at this time, the staff has not recommended any enforcement action to the SEC. The information in the staff’s letter was provided under the guidelines in the final paragraph of the SEC’s Securities Act Release No. 5310.

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

Security Breach Lawsuit:
On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group. The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006. The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession. The complaint seeks unspecified damages. On February 23, 2007, this matter was removed to the United States District Court Southern District of New York. On April 5, 2007, the Company filed a motion to dismiss the complaint. Briefing is completed on the motion to dismiss and the parties are awaiting a ruling. The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

Cam Bearing Lawsuit:
In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. On July 12, 2007, the Court issued its decision in the Company’s favor, reversing the Court of Appeals and holding that the trial court correctly refused to allow reopening or amendment.

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

Liquidity and Capital Resources as of July 1, 2007

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1)  The Company also has a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of its Financial Services business.

Cash and Marketable Securities

Cash and marketable securities totaled $723.4 million as of July 1, 2007 compared to $896.5 million as of December 31, 2006. The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government-backed securities with contractual maturities of generally up to one year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $1.06 billion of cash from operating activities during the six months ended July 1, 2007 compared to $825.6 million during the six months ended June 25, 2006. The increase in operating cash flow is due primarily to changes in finance receivable activity when compared to the same period of last year.

During the first six months of 2007 and 2006, HDFS originated $1.65 billion and $1.56 billion, respectively, of retail finance receivables held for sale.  Collections on retail finance receivables held for sale and proceeds from the sale of retail finance receivables resulted in cash inflows of $1.78 billion and $1.56 billion during the first six months of 2007 and 2006, respectively.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and net changes in marketable securities. Net cash provided by investing activities was $243.2 million for the first six months of 2007 compared to $178.0 million during the first six months of 2006.

Capital expenditures were $86.0 million and $89.1 million during the first six months of 2007 and 2006, respectively. The Company estimates that total capital expenditures in 2007 will be in the range of $300 million to $325 million.(1) The anticipated increase compared to 2006 is primarily a result of expenditures related to the Company’s powertrain facility expansion plans and the construction of the Harley-Davidson museum. The Company anticipates it will have the ability to fund all capital expenditures in 2007 with internally generated funds.(1)

Sales and redemptions of marketable securities (net of purchases) in the first six months of 2007 resulted in cash inflow of $352.5 million compared to $293.6 million in the first six months of 2006.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. Net cash used in financing activities during the six months ended July 1, 2007 and June 25, 2006 was $1.12 billion and $755.8 million, respectively.

During the first six months of 2007, the Company repurchased 7.6 million shares of its common stock at a total cost of $491.1 million. The Company repurchased 2.8 million of these shares under a general authorization provided by the Company’s Board of Directors in April 2005 to buy back 20.0 million shares. No shares remain under this authorization as of July 1, 2007. The remaining 4.8 million shares were repurchased under a share repurchase program authorized in October 2006 by the Company’s Board of Directors which authorized the Company to repurchase up to 20.0 million additional shares. The Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations.

The Company paid dividends of $0.46 per share at a total cost of $116.7 million during the first six months of 2007, compared to dividends of $0.39 per share totaling $104.5 million during the same period last year.

In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of July 1, 2007 and June 25, 2006 (in millions):

	2007	2006
Commercial paper	$368.2	$250.3
Credit facilities	194.7	178.0

	$562.9	$428.3
Medium-term notes	586.9	576.3
Senior subordinated notes	30.0	30.0

Total finance debt	$1,179.8	$1,034.6

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

Commercial Paper – Subject to limitations, HDFS may issue up to $1.40 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.40 billion as of July 1, 2007.

Medium-Term Notes – HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.0% medium-term notes due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of July 1, 2007 and June 25, 2006, the Notes included a fair value adjustment reducing the balance by $13.0 million and $23.7 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in December 2007.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of July 1, 2007 and June 25, 2006, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

At July 1, 2007, HDFS remained in compliance with all of these covenants.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities and advances or loans from the Company.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capabilities of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xi) manage the credit quality and recovery rates of HDFS’ loan portfolio; (xii) retain and attract talented employees; (xiii) detect any defects in our motorcycles to minimize delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xiv) implement and manage enterprise-wide information technology solutions and secure data contained in those systems. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2005, the staff of the Enforcement Division of the United States Securities and Exchange Commission (SEC) advised the Company that it was inquiring into matters relating generally to the Company’s April 13, 2005 announcement and certain allegations contained in the shareholder complaints. By letter dated June 1, 2007, the staff advised the Company that the staff’s investigation has been terminated, and at this time, the staff has not recommended any enforcement action to the SEC. The information in the staff’s letter was provided under the guidelines in the final paragraph of the SEC’s Securities Act Release No. 5310.

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

Security Breach Lawsuit:
On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group. The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006. The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession. The complaint seeks unspecified damages. On February 23, 2007, this matter was removed to the United States District Court Southern District of New York. On April 5, 2007, the Company filed a motion to dismiss the complaint. Briefing is completed on the motion to dismiss and the parties are awaiting a ruling. The Company believes the allegations in the lawsuit are without merit and it intends to vigorously defend against them.

Cam Bearing Lawsuit:
In January 2001, the Company, on its own initiative, notified each owner of 1999 and early-2000 model year Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88B™ engines that the Company was extending the warranty for a rear cam bearing to 5 years or 50,000 miles. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001. The complaint alleged that this cam bearing is defective and asserted various legal theories. The complaint sought unspecified compensatory and punitive damages for affected owners, an order compelling the Company to repair the engines and other relief. On February 27, 2002, the Company’s motion to dismiss the amended complaint was granted by the Court and the amended complaint was dismissed in its entirety. An appeal was filed with the Wisconsin Court of Appeals. On April 12, 2002, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin relating to this cam bearing issue and asserting different legal theories than in the first action. The complaint sought unspecified compensatory damages, an order compelling the Company to repair the engines and other relief. On September 23, 2002, the Company’s motion to dismiss was granted by the Court, the complaint was dismissed in its entirety, and no appeal was taken. On January 14, 2003, the Wisconsin Court of Appeals reversed the trial court’s February 27, 2002 dismissal of the complaint in the first action, and the Company petitioned the Wisconsin Supreme Court for review. On March 26, 2004, the Wisconsin Supreme Court reversed the Court of Appeals and dismissed the remaining claims in the action. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, on behalf of the same plaintiffs from the action dismissed by the Wisconsin Supreme Court. This third action was dismissed by the court on July 26, 2004. In addition, the plaintiffs in the original case moved to reopen that matter and amend the complaint to add new causes of action. On September 9, 2004, Milwaukee County Circuit Court refused to allow the reopening or amendment.  Plaintiffs again appealed to the Wisconsin Court of Appeals, and on December 13, 2005, the Court of Appeals again reversed the trial court.  On January 12, 2006, the Company filed a petition for review with the Wisconsin Supreme Court. On July 12, 2007, the Court issued its decision in the Company’s favor, reversing the Court of Appeals and holding that the trial court correctly refused to allow reopening or amendment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended July 1, 2007:

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
April 2 to
May 6	4,120,590	$65	4,120,590	22,543,246
May 7 to
June 3	2,570,800	64	2,570,800	20,045,679
June 4 to
July 1	0	0	0	20,062,894

Total	6,691,390	$64	6,691,390

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase shares under this authorization during the quarter ended July 1, 2007.

Of the total shares repurchased during the second quarter of 2007, 1.9 million shares were repurchased under an authorization granted by the Company’s Board of Directors on April 30, 2005, which originally authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. No shares remain under this authorization as of July 1, 2007.

The remaining 4.8 million shares that were repurchased during the second quarter of 2007 were repurchased under an authorization granted by the Company’s Board of Directors during October 2006, which separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of July 1, 2007, a total of 15.2 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company did not acquire any shares under this plan during the quarter ended July 1, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on April 28, 2007.

(b)	At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2010 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
Barry K. Allen	209,592,454	9,740,687
Richard I. Beattie	208,972,366	10,360,775
Judson C. Green	210,043,556	9,289,585

The directors whose terms of office as directors continued after the meeting were Jeffrey L. Bleustein, George H. Conrades, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling and James L. Ziemer

(c)	Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated:

	Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non- Votes
Ratification of Ernst & Young LLP as the Company’s independent auditors	198,029,137	12,624,295	8,679,709	-0-

Item 6. Exhibits

Refer to the Exhibit Index on page 37 of this report.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: August 3, 2007	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350