Form 10-Q/A
period 2007-07-01
HARLEY DAVIDSON INC
filed 2007-08-06
CIK 793952

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

Common Stock Outstanding as of July 30, 2007: 251,162,215 shares

Explanatory Note

The cover page of the Quarterly Report on Form 10-Q for the three-month period ended July 1, 2007 filed by Harley-Davidson, Inc. (the “Company”) with the Securities and Exchange Commission on August 3, 2007 inadvertently stated an incorrect number of outstanding shares of the Company’s common stock. The number of shares outstanding was not updated from the Company’s 2007 first quarter Form 10-Q, filed May 3, 2007. The correct number of such outstanding shares as of July 30, 2007 was 251,162,215, as reflected on the cover page to this Quarterly Report on Form 10-Q/A.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. Additionally, this Amendment on Form 10-Q/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the original Form 10-Q.

Item 6. Exhibits

Refer to the Exhibit Index on page 4 of this report.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: August 6, 2007	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q/A

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350

4