Form 10-Q
period 2007-09-30
HARLEY DAVIDSON INC
filed 2007-11-02
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

(_)	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________

Commission File Number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its Charter)

Wisconsin	39-1382325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of October 29, 2007: 241,462,494 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Net revenue	$1,541,401	$1,635,916	$4,340,494	$4,298,053
Cost of goods sold	950,048	983,661	2,720,928	2,636,258

Gross profit	591,353	652,255	1,619,566	1,661,795
Financial services income	98,471	97,344	319,964	291,812
Financial services expense	49,002	42,154	146,349	128,734

Operating income from financial services	49,469	55,190	173,615	163,078
Selling, administrative and engineering expense	235,360	223,458	653,275	607,226

Income from operations	405,462	483,987	1,139,906	1,217,647
Investment income and other, net	5,353	4,659	19,432	17,861

Income before provision for income taxes	410,815	488,646	1,159,338	1,235,508
Provision for income taxes	145,849	175,912	411,572	444,781

Net income	$264,966	$312,734	$747,766	$790,727

Earnings per common share:
Basic	$1.07	$1.20	$2.96	$2.96
Diluted	$1.07	$1.20	$2.95	$2.96
Cash dividends per common share	$0.30	$0.21	$0.76	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) September 30, 2007	December 31, 2006	(Unaudited) September 24, 2006
ASSETS
Current assets:
Cash and cash equivalents	$401,385	$238,397	$506,139
Marketable securities	55,355	658,133	446,543
Accounts receivable, net	185,208	143,049	149,951
Finance receivables held for sale	431,843	547,106	100,109
Finance receivables held for investment, net	1,275,590	1,554,260	1,273,841
Inventories	376,950	287,798	281,536
Prepaid expenses and other current assets	130,126	121,890	124,837

Total current assets	2,856,457	3,550,633	2,882,956
Finance receivables held for investment, net	861,138	725,957	706,695
Property, plant and equipment, net	1,009,075	1,024,469	982,204
Prepaid pension costs	44,024	55,351	334,044
Goodwill	60,519	58,800	58,151
Other long-term assets	139,747	116,940	69,012

	$4,970,960	$5,532,150	$5,033,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,719	$283,477	$348,605
Accrued liabilities	578,531	479,709	531,689
Current portion of finance debt	250,168	832,491	96,374

Total current liabilities	1,212,418	1,595,677	976,668
Finance debt	980,000	870,000	900,000
Pension liability	59,569	47,916	35,246
Postretirement healthcare benefits	207,957	201,126	70,571
Other long-term liabilities	148,013	60,694	204,206
Commitments and contingencies (Note 11)
Total shareholders’ equity	2,363,003	2,756,737	2,846,371

	$4,970,960	$5,532,150	$5,033,062

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2007	September 24, 2006
Net cash provided by operating activities (Note 3)	$1,368,257	$1,283,580
Cash flows from investing activities:
Capital expenditures	(139,437)	(137,468)
Origination of finance receivables held for investment	(374,854)	(272,881)
Collections on finance receivables held for investment	282,707	197,171
Collection of retained securitization interests	87,827	73,974
Purchase of marketable securities	(381,992)	(638,541)
Sales and redemptions of marketable securities	986,919	1,103,182
Other, net	1,696	2,512

Net cash provided by investing activities	462,866	327,949
Cash flows from financing activities:
Net decrease in finance-credit facilities
and commercial paper	(506,938)	(208,996)
Dividends	(189,093)	(158,738)
Purchase of common stock for treasury	(1,000,133)	(910,957)
Excess tax benefits from share-based payments	3,057	3,550
Issuance of common stock under employee
stock option plans	21,429	25,882

Net cash used by financing activities	(1,671,678)	(1,249,259)
Effect of exchange rate changes on cash
and cash equivalents	3,543	2,894
Net increase in cash and cash equivalents	162,988	365,164
Cash and cash equivalents:
At beginning of period	238,397	140,975

At end of period	$401,385	$506,139

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of September 30, 2007 and September 24, 2006, the condensed consolidated statements of income for the three- and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position. The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006. The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008. The Company will adopt the funded status measurement date requirement in 2008 and is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

Note 3 – Additional Balance Sheet and Cash Flow Information

The Company values its inventories at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006	September 24, 2006
Components at the lower of FIFO cost or market
Raw materials and work in process	$149,040	$123,376	$95,482
Motorcycle finished goods	164,744	94,399	113,009
Parts and accessories and general merchandise	94,768	98,749	100,615

Inventory at lower of FIFO cost or market	408,552	316,524	309,106
Excess of FIFO over LIFO cost	31,602	28,726	27,570

	$376,950	$287,798	$281,536

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine Months Ended
	September 30, 2007	September 24, 2006
Cash flows from operating activities:
Net income	$747,766	$790,727
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	152,966	164,722
Provision for employee long-term benefits	56,882	62,327
Stock compensation expense	15,499	16,583
Gain on current year securitizations	(36,033)	(32,316)
Net change in wholesale finance receivables	306,246	93,409
Origination of retail finance receivables held for sale	(2,522,496)	(2,291,243)
Collections on retail finance receivables held for sale	63,892	77,610
Proceeds from securitization of retail finance receivables	2,486,780	2,303,562
Contributions to pension and postretirement plans	(9,940)	(9,378)
Other, net	8,662	13,480
Changes in current assets and liabilities:
Accounts receivable, net	(33,576)	(24,400)
Finance receivables - accrued interest and other	(13,232)	(17,955)
Inventories	(78,775)	(55,016)
Accounts payable and accrued liabilities	221,096	208,586
Other	2,520	(17,118)

Total adjustments	620,491	492,853

Net cash provided by operating activities	$1,368,257	$1,283,580

Note 4 – Impairment of Investment in Retained Securitization Interests

During the nine months ended September 30, 2007, the Company recorded an impairment charge of $3.5 million on its retained securitization interests. Retained securitization interests are recorded at fair value, which is based on the present value of future expected cash flows using the Company’s best estimate of key assumptions for credit losses, prepayments and discount rates commensurate with the risks involved. During the nine months ended September 30, 2007, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment. This impairment was considered permanent, and as a result, the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds. This charge was recorded as a reduction of financial services income.

Note 5 – Income Taxes

The Company or one or more of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for any significant tax jurisdictions for years before 1998.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 retained earnings. The total gross liability for unrecognized tax benefits was $84.9 million as of January 1, 2007. Included in this amount were approximately $11.4 million of accrued interest and $2.5 million of accrued penalties. The amount of unrecognized tax benefits as of January 1, 2007 that, if recognized, would affect the effective tax rate was approximately $56.6 million. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months. There was no material change to the liability for unrecognized tax benefits or its components during the nine months ended September 30, 2007.

Note 6 – Product Warranty and Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced. Changes in the Company’s warranty and product recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Balance, beginning of period	$74,017	$52,915	$66,385	$43,073
Warranties issued during the period	13,625	12,708	40,642	34,417
Settlements made during the period	(18,582)	(17,170)	(49,611)	(41,416)
Recalls and changes to pre-existing
warranty liabilities	58	4,969	11,702	17,348

Balance, end of period	$69,118	$53,422	$69,118	$53,422

The liability for product recall campaigns was $2.9 million and $4.6 million as of September 30, 2007 and September 24, 2006, respectively.

Note 7 – Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Motorcycles net revenue	$1,541,401	$1,635,916	$4,340,494	$4,298,053
Gross profit	591,353	652,255	1,619,566	1,661,795
Operating expenses	233,068	218,243	639,512	590,503

Operating income from Motorcycles	358,285	434,012	980,054	1,071,292
Financial Services income	98,471	97,344	319,964	291,812
Financial Services expense	49,002	42,154	146,349	128,734

Operating income from Financial Services	49,469	55,190	173,615	163,078
Corporate expenses	2,292	5,215	13,763	16,723

Income from operations	$405,462	$483,987	$1,139,906	$1,217,647

Note 8 – Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Numerator:
Net income used in computing basic and
diluted earnings per share	$264,966	$312,734	$747,766	$790,727

Denominator:
Denominator for basic earnings per share-
weighted-average common shares	247,057	260,270	252,513	266,772
Effect of dilutive securities - employee
stock compensation plan	557	959	750	753

Denominator for diluted earnings per share-
adjusted weighted-average shares outstanding	247,614	261,229	253,263	267,525

Basic earnings per share	$1.07	$1.20	$2.96	$2.96
Diluted earnings per share	$1.07	$1.20	$2.95	$2.96

Outstanding options to purchase 1.4 million and 0.8 million shares of common stock for the three months ended September 30, 2007 and September 24, 2006, respectively, and 0.8 million and 2.6 million shares of common stock for the nine months ended September 30, 2007 and September 24, 2006, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

Note 9 – Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Net income	$264,966	$312,734	$747,766	$790,727
Foreign currency translation adjustment	14,261	2,511	23,105	9,152
Changes in net unrealized gains and (losses), net of tax:
Retained securitization interest	4,823	3,472	(3,881)	(12,031)
Derivative financial instruments	(7,218)	(2,858)	(8,144)	(5,955)
Marketable securities	641	3,128	1,342	3,706
Unrecognized pension and postretirement benefit plan liabilities	3,742	--	11,226	--

	$281,215	$318,987	$771,414	$785,599

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

	Three months ended		Nine months ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Pension and SERPA Benefits
Service cost	$12,912	$12,190	$38,736	$36,570
Interest cost	14,941	13,110	44,823	39,330
Expected return on plan assets	(20,209)	(19,104)	(60,627)	(57,312)
Amortization of unrecognized:
Prior service cost	1,673	1,749	5,019	5,247
Net loss	2,919	4,389	8,757	13,167

Net periodic benefit cost	$12,236	$12,334	$36,708	$37,002

Postretirement Healthcare Benefits
Service cost	$3,191	$3,236	$9,573	$9,708
Interest cost	4,895	4,019	14,685	12,057
Expected return on plan assets	(2,496)	(2,278)	(7,488)	(6,834)
Amortization of unrecognized:
Prior service credit	(281)	(281)	(843)	(843)
Net loss	1,734	1,629	5,202	4,887

Net periodic benefit cost	$7,043	$6,325	$21,129	$18,975

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

Shareholder Lawsuits:
A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are current or former Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

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

Cam Bearing Lawsuit:
In January 2001, on its own initiative, the Company notified owners that it was extending the warranty on rear cam bearings to 5 years or 50,000 miles on certain 1999 and early-2000 Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88BTM engines. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001, alleging that this cam bearing was defective, asserting various legal theories, and seeking unspecified damages for affected owners. After the Wisconsin court granted the Company’s motion to dismiss those claims, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin related to the same issues. Again, the Wisconsin court granted the Company’s motion and dismissed all claims in their entirety. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, Wisconsin on behalf of the same plaintiffs. This third action was likewise dismissed by the court on July 26, 2004. After subsequent appeals to the Wisconsin Court of Appeals and the Wisconsin Supreme Court, on July 12, 2007, the Wisconsin Supreme Court issued a final decision in the Company’s favor upholding the dismissal of all claims against the Company. Then, on September 11, 2007, the Company received a claim letter from one of the same attorneys involved in the Wisconsin actions. This letter relates to the same issues as the previously dismissed Wisconsin actions, but alleges claims under California law on behalf of California owners exclusively. The Company believes that these California claims lack merit as they are premised on the same legal theories that were presented in previously dismissed Wisconsin actions.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.2 million. The Company has established reserves for this amount, which are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

Overview and Outlook(1)

The Company’s net revenue for the third quarter of 2007 was $1.54 billion, a decrease of 5.8% compared to the third quarter of 2006 driven by a 10.8% decrease in shipments of Harley-Davidson® motorcycles from the same quarter last year. Net income and diluted earnings per share for the third quarter of 2007 were down 15.3% and 10.8%, respectively, compared to the third quarter of 2006. The decrease in diluted earnings per share resulting from lower net income during the third quarter of 2007 was partially offset by the positive impact of fewer weighted-average shares outstanding when compared to the same quarter last year. Weighted-average shares outstanding were 13.6 million lower in the third quarter of 2007 compared to the third quarter of 2006 due to the Company’s repurchases of common stock occurring over the last year. During the third quarter of 2007 the Company repurchased 9.7 million shares of its common stock at a cost of $509.0 million. Through the first nine-months of 2007, the Company has repurchased 17.3 million shares for a total cost of $1.00 billion.

The Company’s 2007 third quarter financial results were consistent with its revised expectations and shipment plans for 2007. In early September 2007, the Company announced that it planned to reduce Harley-Davidson motorcycle shipments for the balance of 2007. This decision was driven by a sharp decrease in U.S. retail sales of Harley-Davidson motorcycles during August and unfavorable economic conditions in the U.S.

U.S. retail sales of Harley-Davidson motorcycles finished down 2.5% compared to the third quarter of 2006. Worldwide retail sales of Harley-Davidson motorcycles were down 0.2% for the third quarter of 2007 compared to the same quarter last year as international retail sales remained strong. Outside the U.S., retail sales of Harley-Davidson motorcycles grew 8.8% during the third quarter of 2007 compared to the third quarter of 2006. Third quarter 2007 retail sales increased 10.7% in Europe and 9.1% in Japan while third quarter 2007 retail sales decreased 7.7% in Canada. All other international markets combined were up 20.8% during the third quarter of 2007. The Company believes that the strong international retail sales growth is evidence that its investments in developing its international business are continuing to pay off.

On a year-to-date basis, worldwide retail sales of Harley-Davidson motorcycles decreased 0.9% compared to the first nine months of 2006. In the U.S., Harley-Davidson retail sales decreased 4.7% through September 2007, while international retail sales increased by 12.9% for the same period.

(1)  Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,”“expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (November 2, 2007), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

For the full year of 2007, the Company expects a shipment range of 328,000 to 332,000 Harley-Davidson motorcycles, compared to 349,196 units in 2006. The Company also expects a modest decline in revenue and lower operating margin in 2007. Diluted earnings per share for the full year are expected to decrease 4% to 6% compared to 2006. Looking ahead to 2008, the Company anticipates that the U.S. retail motorcycle market environment will continue to be challenging. It expects moderate revenue growth, lower operating margin, and diluted earnings per share growth between 4% and 7% compared to 2007. The Company had previously provided guidance for 2009 as well, but will not be providing that guidance at this time.

As the Company executes its plans, the Company believes its business model will continue to generate cash, permitting it to invest in the business, fund future growth opportunities and return value to shareholders. The Company’s expected annual capital expenditures are provided under “Liquidity and Capital Resources.”

Results of Operations for the Three Months Ended September 30, 2007
Compared to the Three Months Ended September 24, 2006

Overall

For the quarter ended September 30, 2007, net revenue totaled $1.54 billion, a $94.5 million or 5.8% decline from the same period last year. Net income was $265.0 million, a decrease of $47.7 million, or 15.3%. Diluted earnings per share were $1.07, a decrease of $0.13, or 10.8%. Diluted earnings per share during the third quarter of 2007 were positively impacted by a decrease in the weighted-average shares outstanding, which were 247.6 million in the third quarter of 2007 compared to 261.2 million in the same quarter last year. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s third quarter 2007 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment (dollars in millions):

	Three months ended
	September 30, 2007	September 24, 2006	(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	65,756	80,398	(14,642)	(18.2%)
International	20,779	16,648	4,131	24.8

Harley-Davidson motorcycle units	86,535	97,046	(10,511)	(10.8)

Touring motorcycle units	28,461	36,041	(7,580)	(21.0)
Custom motorcycle units*	39,488	44,096	(4,608)	(10.4)
Sportster motorcycle units	18,586	16,909	1,677	9.9

Harley-Davidson motorcycle units	86,535	97,046	(10,511)	(10.8)

Buell motorcycle units	2,639	2,529	110	4.3%

Net Revenue
Harley-Davidson motorcycles	$1,182.6	$1,293.4	$(110.8)	(8.6%)
Buell motorcycles	22.5	21.4	1.1	5.2

Total motorcycles	1,205.1	1,314.8	(109.7)	(8.3)
Parts & Accessories	251.5	248.4	3.1	1.2
General Merchandise	83.2	71.3	11.9	16.7
Other	1.6	1.4	0.2	N/M

Net revenue	$1,541.4	$1,635.9	$(94.5)	(5.8%)

* Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the third quarter of 2007, the financial results of the Motorcycle segment were negatively impacted by a decrease in Harley-Davidson motorcycle shipments. This decrease was driven by an 18.2% decrease in shipments in the U.S. that was partially offset by a 24.8% increase in shipments outside the U.S. International shipments represented 24.0% of total Harley-Davidson wholesale shipments for the quarter ended September 30, 2007, compared to 17.2% for the quarter ended September 24, 2006.

Motorcycle segment net revenue declined $94.5 million, or 5.8%. Net revenue was approximately $125 million lower due to an overall decrease in sales volumes from the prior year quarter. The lower volumes were driven by the 10.8% decrease in Harley-Davidson motorcycle unit shipments, which was partially offset by higher sales volumes for P&A and General Merchandise. Changes to product mix also decreased revenue by approximately $16 million. Touring models made up 32.9% of shipments for the third quarter of 2007, compared to 37.1% of shipments for the third quarter of 2006. Additionally, during the third quarter of 2007, shipments of Custom models were flat as a percentage of total shipments while Sportster model shipments increased as a percentage of total shipments.

These decreases to net revenue were partially offset by higher revenue from wholesale price increases (including the impact of higher priced 105th Anniversary motorcycles) of approximately $29 million and favorability resulting from changes in foreign currency exchange rates of approximately $18 million.

Cost of Goods Sold

Cost of goods sold was $950.0 million for the Motorcycles segment in the third quarter of 2007, a decrease of $33.6 million or 3.4% versus the same quarter last year. The decrease was primarily attributable to lower shipment volumes partially offset by a higher average conversion (labor and overhead) cost per unit which had a net impact of reducing cost of goods sold by approximately $46 million. The Company incurred a higher average conversion cost per unit when compared to the same quarter last year as a result of a higher fixed cost per unit associated with the lower production volume and manufacturing inefficiencies associated with the 2008 new model year launch experienced during the quarter. In addition, cost of goods sold was higher due to approximately $7 million in higher raw material surcharges and approximately $8 million resulting from changes in foreign currency exchange rates. Changes to product mix decreased cost of goods sold by approximately $3 million.

Gross Profit

Gross profit was $591.4 million for the Motorcycles segment in the third quarter of 2007, a decrease of $60.9 million or 9.3% versus the same quarter last year. Gross margin for the third quarter of 2007 was 38.4% compared to 39.9% in the third quarter of 2006. The Company’s gross margin was negatively impacted during the quarter by increased raw material surcharges, a higher conversion cost per unit and unfavorable changes in product mix, partially offset by the favorable impact of higher wholesale prices and changes resulting from foreign currency exchange rates. These and other factors affecting gross profit are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Three months ended
	September 30, 2007	September 24, 2006	Increase (Decrease)	% Change
Interest income	$43.6	$37.7	$5.9	15.8%
Income from securitizations	21.1	32.2	(11.1)	(34.6)
Other income	33.8	27.5	6.3	23.0

Financial services income	98.5	97.4	1.1	1.2
Interest expense	19.2	13.5	5.7	42.6
Operating expenses	29.8	28.7	1.1	3.9

Financial services expense	49.0	42.2	6.8	16.2

Operating income from financial services	$49.5	$55.2	($5.7)	(10.4%)

Interest income increased due to higher average retail and wholesale outstanding receivables. The increase in other income was primarily due to higher credit card licensing income and securitization servicing income. Interest expense was higher due to increased borrowings to support growth in outstanding receivables.

Income from securitizations was lower due to a lower gain on the third quarter 2007 securitization transaction and a decrease in income on retained securitization interests. During the third quarter of 2007, HDFS sold $782.0 million in retail motorcycle loans through a securitization transaction resulting in a gain of $3.5 million.  This compares with a gain of $12.8 million on $800.0 million of loans securitized during the third quarter of 2006. The 2007 third quarter gain as a percentage of loans sold was 0.45% as compared to 1.60% for same period of 2006.  The lower gain percentage is primarily due to the inclusion of an increased number of shorter term, lower yielding promotional loans resulting from a finance promotion sponsored by HDMC in the months of June and July. In addition, higher market interest rates for securitization transactions, resulting from a more challenging securitization environment, also contributed to the lower gain percentage. Income from securitizations was also reduced due to lower income from retained securitization interests, which totaled $17.5 million in the third quarter of 2007 versus $19.4 million in the third quarter of 2006.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	September 30, 2007	September 24, 2006
Balance, beginning of period	$26.9	$27.0
Provision for finance credit losses	2.0	1.6
Charge-offs, net of recoveries	(1.8)	(0.7)

Balance, end of period	$27.1	$27.9

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Three months ended
	September 30, 2007	September 24, 2006	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & Administrative	$185.0	$171.6	$13.4	7.8%
Engineering	48.1	46.7	1.4	3.0
Corporate	2.3	5.2	(2.9)	(56.0)

Total operating expenses	$235.4	$223.5	$11.9	5.3%

Total operating expenses, which include selling, administrative and engineering expenses, were 15.3% and 13.7% of net revenue for the third quarters of 2007 and 2006, respectively.

Selling and administrative expenses were higher due primarily to higher costs associated with information technology spending and increased international marketing and operating costs in connection with the Company’s growth in those markets. These costs were partially offset by a decrease in expense associated with the Company’s short-term incentive compensation programs.

Provision for Income Taxes

The Company’s effective income tax rate for the third quarter of 2007 was 35.5% compared to 36.0% in the same quarter last year. The decrease was due to the reinstatement of the federal research and development tax credit.

Results of Operations for the Nine Months Ended September 30, 2007
Compared to the Nine Months Ended September 24, 2006

Overall

For the nine months ended September 30, 2007, net revenue totaled $4.34 billion, a $42.4 million or 1.0% increase from the same period last year. Net income was $747.8 million, a decrease of $43.0 million, or 5.4%. Diluted earnings per share were $2.95, a decrease of $0.01, or 0.3%. Diluted earnings per share during the first nine months of 2007 were positively impacted by a decrease in the weighted-average shares outstanding, which were 253.3 million during the first nine months of 2007 compared to 267.5 million in the first nine months of 2006. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s 2007 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment (dollars in millions):

	Nine months ended
	September 30, 2007	September 24, 2006	(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	182,447	198,720	(16,273)	(8.2%)
International	66,966	57,628	9,338	16.2

Harley-Davidson motorcycle units	249,413	256,348	(6,935)	(2.7)

Touring motorcycle units	84,934	90,914	(5,980)	(6.6)
Custom motorcycle units*	109,576	116,604	(7,028)	(6.0)
Sportster motorcycle units	54,903	48,830	6,073	12.4

Harley-Davidson motorcycle units	249,413	256,348	(6,935)	(2.7)

Buell motorcycle units	8,376	9,105	(729)	(8.0%)

Net Revenue
Harley-Davidson motorcycles	$3,328.3	$3,329.7	$(1.4)	N/M
Buell motorcycles	72.8	74.8	(2.0)	(2.7)

Total motorcycles	3,401.1	3,404.5	(3.4)	(0.1)
Parts & Accessories	703.1	683.1	20.0	2.9
General Merchandise	232.0	206.9	25.1	12.2
Other	4.3	3.6	0.7	N/M

Net revenue	$4,340.5	$4,298.1	$42.4	1.0%

* Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the first nine months of 2007, the financial results of the Motorcycle segment were negatively impacted by a decrease in Harley-Davidson motorcycle shipments. This decrease was driven by an 8.2% decrease in shipments to U.S. dealers that was partially offset by a 16.2% increase in shipments outside the U.S. International shipments represented 26.8% of total Harley-Davidson wholesale shipments for the nine months ended September 30, 2007, compared to 22.5% for the nine months ended September 24, 2006. The increase in international shipments is consistent with the Company’s expectation that the international shipment growth rate will outpace the domestic shipment growth rate.(1)

Motorcycle segment net revenue increased $42.4 million, or 1.0%. Net revenue was higher as a result of wholesale price increases (including the impact of higher priced 105th Anniversary motorcycles) contributing approximately $63 million and favorability resulting from changes in foreign currency exchange rates which impacted revenue by approximately $55 million. Higher sales volumes for P&A and General Merchandise combined with lower Harley-Davidson motorcycle unit shipments had a net negative impact on revenue of approximately $58 million. Product mix changes occurring within and between the motorcycle families also resulted in lower revenues by approximately $3 million. Touring models comprised 34.1% and 35.5% of total shipments for the nine months ended September 30, 2007 and September 24, 2006, respectively. Custom model unit shipments decreased as a percentage of total shipments while Sportster model unit shipments increased as a percentage of total shipments for the first nine months of 2007 compared to the first nine months of 2006.

Net revenue was also negatively impacted by higher sales incentive costs during the first nine months of 2007.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles declined 0.9% during the first nine months of 2007 relative to the same period last year.  Retail sales of Harley-Davidson motorcycles decreased 4.7% in the United States while growing 12.9% internationally.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 4.4% in the United States (through September) while growing 5.2% in Europe (through August) when compared to the same periods in 2006. The following table includes retail unit sales of Harley-Davidson motorcycles (units in thousands):

Harley-Davidson Motorcycle Retail Sales(a)
Heavyweight (651+cc)

	Nine months ended
	September 30, 2007	September 30, 2006	% Change
United States	215.1	225.6	(4.7%)
Europe(b)	32.6	28.1	15.9
Japan	10.0	9.7	3.3
Canada	12.9	12.2	5.4
All other markets	13.4	11.0	21.9

Total Retail Sales	284.0	286.6	(0.9%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated (units in thousands):

Motorcycle Industry Retail RegistrationsHeavyweight
(651+cc)

	2007	2006	% Change
United States(1) (September)	443.5	463.9	(4.4%)
Europe(2) (August)	322.1	306.2	5.2%

(1)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.

(2)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Cost of Goods Sold

Cost of goods sold was $2.72 billion for the Motorcycles segment in the first nine months of 2007, an increase of $84.7 million, or 3.2% versus the corresponding period last year. The increased cost is largely the result of a higher average conversion cost per unit, which offset favorability from lower Harley-Davidson motorcycle shipment volumes. These two factors combined resulted in a net increase in cost of goods sold of approximately $25 million. The higher average conversion cost per unit was driven by a higher fixed cost per unit and manufacturing inefficiencies experienced during 2007, including inefficiencies and costs associated with the 2008 new model year launch and the strike at the Company’s York, Pennsylvania assembly plant during February 2007. Finally, cost of goods sold increased by approximately $25 million related to higher raw material surcharges, approximately $19 million resulting from changes in foreign currency exchange rates and $4 million related to changes in product mix.

Gross Profit

Gross profit was $1.62 billion for the Motorcycles segment for the nine months ended September 30, 2007, a decrease of $42.2 million or 2.5% versus the same period last year. Gross margin for the first nine months of 2007 was 37.3% compared to 38.7% for the first nine months of 2006. The Company’s gross margin was negatively impacted during the first three quarters of 2007 by a higher conversion cost per unit, raw material surcharges and higher sales incentive costs partially offset by the favorable impact of higher wholesale prices and changes resulting from foreign currency exchange rates. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Nine months ended
	September 30, 2007	September 24, 2006	Increase (Decrease)	% Change
Interest income	$139.7	$119.5	$20.2	16.9%
Income from securitizations	86.2	92.1	(5.9)	(6.4)
Other income	94.0	80.2	13.8	17.2

Financial services income	319.9	291.8	28.1	9.6
Interest expense	58.3	43.3	15.0	34.7
Operating expenses	88.0	85.4	2.6	3.0

Financial services expense	146.3	128.7	17.6	13.7

Operating income from financial services	$173.6	$163.1	$10.5	6.5%

Interest income growth was due to increased average retail and wholesale outstanding receivables.  Growth in retail outstanding receivables was due to a 13% increase in originations of retail motorcycle loans for the first nine months of 2007. The increase in retail motorcycle loans was partly due to a finance promotion sponsored by HDMC in the months of June and July. The increase in other income was primarily due to increases in credit card licensing income and securitization servicing income. Interest expense was higher due to increased borrowings to support growth in outstanding receivables and higher borrowing rates.

Income from securitizations was lower due to a decrease in income on the investment in retained securitization interests, partially offset by higher gains on current year securitization transactions. During the first nine months of 2007, HDFS sold $2.53 billion in retail motorcycle loans through securitization transactions resulting in gains of $36.0 million. This compares with total gains of $32.3 million on $2.33 billion of loans securitized in the first nine months of 2006. The gain as a percentage of loans sold was 1.42% in the first nine months of 2007 compared to 1.39% for the first nine months of 2006. Income on the investment in retained securitization interests decreased to $50.2 million from $59.8 million, partially due to higher than projected credit losses which reduced income on several retained securitization interests and a $3.5 million permanent impairment charge in the first quarter of 2007. The permanent impairment resulted from a decline in fair value of certain retained securitization interests due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds.

Annualized losses on HDFS’ managed retail motorcycle loans were 1.65% during the first nine months of 2007 compared to 1.18% during the first nine months of 2006. Managed retail loans include loans held by HDFS as well as those sold through securitization. The increase in losses was primarily due to lower recoveries, as a percentage of the outstanding loan balance, on repossessed motorcycles and a higher incidence of loss resulting from increased delinquent accounts. Managed retail motorcycle loans thirty days or more past due at September 30, 2007 totaled 4.91% versus 4.46% at September 24, 2006.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Nine months ended
	September 30, 2007	September 24, 2006
Balance, beginning of period	$27.3	$26.2
Provision for finance credit losses	4.3	4.3
Charge-offs, net of recoveries	(4.5)	(2.6)

Balance, end of period	$27.1	$27.9

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Nine months ended
	September 30, 2007	September 24, 2006	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & Administrative	$504.9	$452.8	$52.1	11.5%
Engineering	134.6	137.7	(3.1)	(2.2)
Corporate	13.8	16.7	(2.9)	(17.7)

Total operating expenses	$653.3	$607.2	$46.1	7.6%

Total operating expenses, which include selling, administrative and engineering expenses, were 15.1% and 14.1% of net revenue for the first nine months of 2007 and 2006, respectively.

Selling and administrative expenses were higher due primarily to higher costs associated with information technology spending and increased international operating costs in connection with the Company’s growth in those markets. These cost increases were partially offset by a decrease in expense associated with the Company’s short-term incentive compensation programs.

Provision for Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2007 was 35.5% compared to 36.0% for the six months ended September 24, 2006. The decrease was due to the reinstatement of the federal research and development tax credit.

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

Shareholder Lawsuits:
A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are current or former Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

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

Cam Bearing Lawsuit:
In January 2001, on its own initiative, the Company notified owners that it was extending the warranty on rear cam bearings to 5 years or 50,000 miles on certain 1999 and early-2000 Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88BTM engines. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001, alleging that this cam bearing was defective, asserting various legal theories, and seeking unspecified damages for affected owners. After the Wisconsin court granted the Company’s motion to dismiss those claims, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin related to the same issues. Again, the Wisconsin court granted the Company’s motion and dismissed all claims in their entirety. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, Wisconsin on behalf of the same plaintiffs. This third action was likewise dismissed by the court on July 26, 2004. After subsequent appeals to the Wisconsin Court of Appeals and the Wisconsin Supreme Court, on July 12, 2007, the Wisconsin Supreme Court issued a final decision in the Company’s favor upholding the dismissal of all claims against the Company. Then, on September 11, 2007, the Company received a claim letter from one of the same attorneys involved in the Wisconsin actions. This letter relates to the same issues as the previously dismissed Wisconsin actions, but alleges claims under California law on behalf of California owners exclusively. The Company believes that these California claims lack merit as they are premised on the same legal theories that were presented in previously dismissed Wisconsin actions.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.2 million. The Company has established reserves for this amount, which are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of September 30, 2007

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1)  The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities and advances or loans from the Company.(1)

Cash and Marketable Securities

Cash and marketable securities totaled $456.7 million as of September 30, 2007 compared to $896.5 million as of December 31, 2006. The Company’s cash and cash equivalents are invested in short-term securities to provide for immediate operating cash needs. The Company also invests in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government-backed securities with contractual maturities of generally up to one year. Marketable securities also include auction rate securities which have contractual maturities of up to 30 years, but have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.

Operating Activities

The Company’s primary source of ongoing liquidity is cash flow from operations.  The Company generated $1.37 billion of cash from operating activities during the nine months ended September 30, 2007 compared to $1.28 billion during the nine months ended September 24, 2006. The increase in operating cash flow was due primarily to a favorable change in wholesale finance receivable activity partially offset by lower net income.

During the first nine months of 2007 and 2006, HDFS originated $2.52 billion and $2.29 billion, respectively, of retail finance receivables held for sale.  Collections on retail finance receivables held for sale and proceeds from the sale of retail finance receivables resulted in cash inflows of $2.55 billion and $2.38 billion during the first nine months of 2007 and 2006, respectively.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and net changes in marketable securities. Net cash provided by investing activities was $462.9 million during the first nine months of 2007 compared to $327.9 million during the first nine months of 2006.

Capital expenditures were $139.4 million and $137.5 million during the first nine months of 2007 and 2006, respectively. In response to the current business environment, the Company has adjusted its estimate for planned capital spending for 2007 to be in the range of $250 million to $275 million, down from the previous estimate of $300 million to $325 million.(1) However, the adjusted capital spending estimate is still an anticipated increase from 2006 and is primarily a result of expenditures related to the Company’s powertrain facility expansion plans and the construction of the Harley-Davidson museum. The Company anticipates it will have the ability to fund all capital expenditures in 2007 with internally generated funds.(1)

Sales and redemptions of marketable securities (net of purchases) in the first nine months of 2007 resulted in cash inflow of $604.9 million compared to $464.6 million in the first nine months of 2006. The Company reduced its investment in marketable securities during the first nine months of 2007 to fund common stock repurchases made during that same period.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. Net cash used in financing activities during the nine months ended September 30, 2007 and September 24, 2006 was $1.67 billion and $1.25 billion, respectively.

During the first nine months of 2007, the Company repurchased 17.3 million shares of its common stock at a total cost of $1.00 billion. The Company repurchased 2.8 million of these shares under a general authorization provided by the Company’s Board of Directors in April 2005 to buy back 20.0 million shares. No shares remain under this authorization as of September 30, 2007. The Company repurchased 13.8 million shares under a share repurchase program authorized in October 2006 by the Company’s Board of Directors which authorized the Company to repurchase up to 20.0 million additional shares. As a result, 6.2 million shares remain under this authorization as of September 30, 2007. The remaining 0.7 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations.

The Company paid three quarterly dividends totaling $0.76 per share at a total cost of $189.1 million during the first nine months of 2007. This compares to three quarterly dividends totaling $0.60 per share at a total cost of $158.7 million during the same period last year. During the third quarter of 2007, the Company increased its quarterly dividend per share from $0.25 to $0.30, a 20% increase over the rate per share for the dividend declared in the second quarter of 2007.

In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under a revolving credit facility, medium-term notes, senior subordinated debt and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of September 30, 2007 and September 24, 2006 (in millions):

	2007	2006
Commercial paper	$391.6	$199.2
Credit facilities	214.4	181.6

	$606.0	$380.8
Medium-term notes	594.2	585.6
Senior subordinated notes	30.0	30.0

Total finance debt	$1,230.2	$996.4

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

Commercial Paper – Subject to limitations, HDFS may issue up to $1.40 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.40 billion as of September 30, 2007.

Medium-Term Notes – HDFS has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.0% medium-term notes due in December 2010 (collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of September 30, 2007 and September 24, 2006, the Notes included a fair value adjustment reducing the balance by $5.8 million and $14.4 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – HDFS has $30.0 million of 10 year senior subordinated notes outstanding which are due in December 2007.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 30, 2007 and September 24, 2006, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

The covenants limit HDFS’ ability to:

•	incur certain additional indebtedness;
•	assume or incur certain liens;
•	participate in a merger, consolidation, liquidation or dissolution; and
•	purchase or hold margin stock.

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

At September 30, 2007, HDFS remained in compliance with all of these covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing customers and attract new customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers and distributors; (vii) continue to develop the capabilities of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates, commodity prices and credit availability; (x) manage regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xi) anticipate consumer confidence in the economy; (xii) manage the credit quality and recovery rates of HDFS’ loan portfolio; (xiii) retain and attract talented employees; (xiv) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xv) implement and manage enterprise-wide information technology solutions and secure data contained in those systems. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder Lawsuits:
A number of shareholder class action lawsuits were filed between May 18, 2005 and July 1, 2005 in the United States District Court for the Eastern District of Wisconsin. On February 14, 2006, the court consolidated all of the actions into a single case, captioned In re Harley-Davidson, Inc. Securities Litigation, and appointed Lead Plaintiffs and Co-Lead Plaintiffs’ Counsel. Pursuant to the schedule set by the court, on October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which names the Company and Jeffrey L. Bleustein, James L. Ziemer, and James M. Brostowitz, who are current or former Company officers, as defendants. The Consolidated Complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments from 317,000 units in 2004 to a new 2005 target of 329,000 units (compared to its original target of 339,000 units). On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint in its entirety. Briefing of the motion to dismiss was completed in April 2007.

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

Cam Bearing Lawsuit:
In January 2001, on its own initiative, the Company notified owners that it was extending the warranty on rear cam bearings to 5 years or 50,000 miles on certain 1999 and early-2000 Harley-Davidson motorcycles equipped with Twin Cam 88® and Twin Cam 88BTM engines. Subsequently, on June 28, 2001, a putative nationwide class action was filed against the Company in state court in Milwaukee County, Wisconsin, which was amended by a complaint filed September 28, 2001, alleging that this cam bearing was defective, asserting various legal theories, and seeking unspecified damages for affected owners. After the Wisconsin court granted the Company’s motion to dismiss those claims, the same attorneys filed a second putative nationwide class action against the Company in state court in Milwaukee County, Wisconsin related to the same issues. Again, the Wisconsin court granted the Company’s motion and dismissed all claims in their entirety. On April 12, 2004, the same attorneys filed a third action in the state court in Milwaukee County, Wisconsin on behalf of the same plaintiffs. This third action was likewise dismissed by the court on July 26, 2004. After subsequent appeals to the Wisconsin Court of Appeals and the Wisconsin Supreme Court, on July 12, 2007, the Wisconsin Supreme Court issued a final decision in the Company’s favor upholding the dismissal of all claims against the Company. Then, on September 11, 2007, the Company received a claim letter from one of the same attorneys involved in the Wisconsin actions. This letter relates to the same issues as the previously dismissed Wisconsin actions, but alleges claims under California law on behalf of California owners exclusively. The Company believes that these California claims lack merit as they are premised on the same legal theories that were presented in previously dismissed Wisconsin actions.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.2 million. The Company has established reserves for this amount, which are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 30, 2007:

2007 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
July 2 to
August 5	2,454,492	$57	2,454,300	17,623,791
August 6 to
September 2	2,955,581	56	2,955,200	14,671,172
September 3 to
September 30	4,300,513	48	4,300,000	10,376,469

Total	9,710,586	$52	9,709,500

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 0.7 million shares under this authorization during the quarter ended September 30, 2007.

The remaining 9.0 million shares that were repurchased during the third quarter of 2007 were repurchased under an authorization granted by the Company’s Board of Directors during October 2006, which separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of September 30, 2007, a total of 6.2 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 1,086 shares under this plan during the quarter ended September 30, 2007.

Item 6.	Exhibits

Refer to the Exhibit Index on page 36 of this report.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: November 2, 2007	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

HARLEY-DAVIDSON, INC.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1	Form of Severance Benefits Agreement dated July 31, 2007 between the Registrant and Mr. Richer
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350