Form 10-K
period 2007-12-31
HARLEY DAVIDSON INC
filed 2008-02-22
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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
Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting compnay ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2007: $14,836,023,206

Number of shares of the registrant’s common stock outstanding at February 18, 2008: 238,500,409 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 26, 2008.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2007

PART I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning.  Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report.  Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of the filing of this report (February 22, 2008), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles & Related Products (Motorcycles) segment includes the group of companies doing business as Harley-Davidson Motor Company (Motor Company) and the group of companies doing business as Buell Motorcycle Company (Buell).  The Motorcycles segment designs, manufactures and sells at wholesale primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services.  The Company, which is the only major American motorcycle manufacturer, has had the largest share of the United States heavyweight (651+cc) motorcycle market since 1986.  During 2007, the Company’s market share, based on retail registrations of new
Harley-Davidson motorcycles, was 48.7% in the United States (see page 9, U.S. Heavyweight Motorcycle Registration Data).

The Financial Services (Financial Services) segment includes the group of companies doing business as Harley-Davidson Financial Services (HDFS).  HDFS provides wholesale and retail financing and insurance and insurance-related programs primarily to
Harley-Davidson and Buell dealers and their retail customers.  HDFS conducts business in the United States, Canada and Europe.

See Note 11 of Notes to the Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles – The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale.  The Company is best known for its Harley-Davidson motorcycle products, but also offers a line of motorcycles and related products under the Buell brand name.  The Company’s worldwide motorcycle sales generated approximately 80% of the total net revenue in the Motorcycles segment during each of the years 2007, 2006 and 2005, respectively.

The Motor Company’s Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability and quality.  The Motor Company manufactures five families of motorcycles: Touring, Dyna™, Softail®, Sportster®, and VRSC™.  The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration.  The VRSC family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration.  The Motor Company’s Harley-Davidson engines range in size from 883cc’s to 1803cc’s.

The Motor Company’s 2008 model year includes 31 domestic models of Harley-Davidson heavyweight motorcycles, with domestic manufacturer’s suggested retail prices ranging from $6,695 to $23,270.  The Motor Company also offers limited-edition, factory-custom motorcycles through its Custom Vehicle Operation (CVO) program.  Motorcycles sold through the CVO program are available in limited quantities and offer unique features, paint schemes and accessories.  The Motor Company currently has four motorcycle model offerings available through the CVO program with domestic manufacturer’s suggested retail prices ranging from $24,995 to $35,490.

The average U.S. retail purchaser of a new Harley-Davidson motorcycle is a married male in his mid to late forties (nearly two-thirds of U.S. retail purchasers of new Harley-Davidson motorcycles are between the ages of 35 and 54) with a median household income of approximately $84,300.  Nearly three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school and 30% of the buyers have college degrees.  Approximately 12% of U.S. retail motorcycle sales of new Harley-Davidson motorcycles are to female buyers.  (Source: 2007 Company studies)

The Company’s Buell® motorcycle products emphasize innovative design, responsive handling and overall performance.  Buell currently manufactures and sells ten models, including eight heavyweight models in its XB family, one liquid-cooled engine motorcycle known as the 1125R and the Blast®.  The Buell XB motorcycles focus on superior handling and are powered by either a 984cc (XB9) or a 1203cc (XB12) air-cooled, twin-cylinder engine with a 45-degree “V” configuration.  The Buell XB motorcycle models have domestic manufacturer’s suggested retail prices ranging from $8,895 to $12,995.  The 1125R, introduced in 2007, is a high-performance sportbike featuring a liquid-cooled engine while retaining Buell styling and character.  The 1125R has a manufacturer’s suggested retail price of $11,995.  The Buell Blast is smaller and less expensive than the Buell XB models and is powered by a 492cc single-cylinder engine.  The Blast, which competes in the standard market segment, has a domestic manufacturer’s suggested retail price of $4,695.

Buell attracts customers in the demographic age range of 25 to 55.  The average U.S. retail purchaser of a new Buell XB motorcycle is a forty-year old male.  The majority of new Buell owners have a median household income of approximately $80,900.  Approximately 7% of all new Buell XB U.S. retail motorcycle sales are to females.  (Source: 2007 Company studies)

The total motorcycle market, including the heavyweight portion of the market, is comprised of the following four segments:

•                  standard (emphasizes simplicity and cost)

•                  performance (emphasizes handling and acceleration)

•                  custom (emphasizes styling and individual owner customization)

•                  touring (emphasizes comfort and amenities for long-distance travel)

The touring segment of the heavyweight market was pioneered by the Company and includes the Harley-

Davidson Touring family of motorcycles which are equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers.  The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail and VRSC motorcycle families as well as a portion of the motorcycles in the Sportster family.  The Company’s Sportster family also serves the standard segment of the market along with the Buell Blast.  The Buell XB family and the 1125R serve the performance segment of the market.

In the United States, suggested retail prices for the Company’s Harley-Davidson motorcycles range from being comparable to moderately higher than suggested retail prices for comparable motorcycles available in the market.  Although there are some differences in accessories between the Company’s top-of-the-line touring motorcycles and those of its competitors, suggested retail prices for these motorcycles are generally comparable.  The Company’s larger-displacement custom motorcycles (Dyna, Softail and VRSC) represent its highest unit volumes.  The Company believes its larger-displacement custom products continue to command a premium price because of the features, styling and strong resale value associated with Harley-Davidson custom products.  The Company’s smallest displacement custom motorcycle (the 883cc Sportster) is price competitive with comparable motorcycles available in the market.

The Company’s 2007 surveys of retail purchasers in the United States indicate that three-quarters of the retail purchasers of its Sportster models either have previously owned competitive-brand motorcycles or are completely new to the sport of motorcycling.  The Company expects to see sales of its Sportster models lead to future sales of its higher-priced models.

Since 1988, the Company’s research has consistently shown that retail purchasers of new Harley-Davidson motorcycles in the United States have a repurchase intent at or in excess of 80%.  Research completed by the Company in 2007 shows that approximately 52% of all retail purchasers of new Harley-Davidson motorcycles in the United States had previously owned a Harley-Davidson motorcycle.

Parts & Accessories – The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories).  Worldwide P&A net revenue comprised 15.2%, 14.9% and 15.3% of net revenue in the Motorcycles segment in 2007, 2006 and 2005, respectively.

General Merchandise – Worldwide General Merchandise net revenue, which includes MotorClothesTM apparel and collectibles, comprised 5.3%, 4.8% and 4.6% of net revenue in the Motorcycles segment in 2007, 2006 and 2005, respectively.

Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company.  The Company’s licensed products include t-shirts, vehicle and vehicle accessories, jewelry, small leather goods, toys and numerous other products.  The Company also licenses the use of its name in connection with a cafe located in Las Vegas, Nevada.  Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets.  Royalty revenues from licensing, included in Motorcycles segment net revenue, were $46.0 million, $45.5 million and $43.0 million in 2007, 2006 and 2005, respectively.

Other Services – The Company also provides a variety of services to its independent dealers including service and business management training programs, customized dealer software packages and delivery of its motorcycles.

Motorcycle rental and tour programs and Riders Edge®, the Company’s rider training program, are available through the Company’s independent dealers.

Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production.  Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties.  The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies.  While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents.  A patent review committee of the Motor Company and Buell, which is comprised of a number of key executives, manages the Company’s patent strategy and portfolio.

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

Marketing – The Company’s products are marketed to retail customers primarily through promotions, customer events and advertising through national television, print, radio and direct mailings, as well as internet advertising. Additionally, regional marketing efforts are accomplished through a cooperative program with its independent dealers.  The Company also sponsors racing activities and special promotional events and participates in many major motorcycle consumer shows and rallies.

On an ongoing basis, the Company promotes its products and the related lifestyle through the Harley Owners Group®, or H.O.G.®  H.O.G. has over one million members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization.  The Company formed the Harley Owners Group in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling.  This group also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.

In 2000, Rider’s Edge® – the Harley-Davidson Academy of Motorcycling was formed. The Rider’s Edge® New Rider Course is the first in the series of rider education experiences within the Academy. Developed to reach non-riders, it provides an entry point into the sport of motorcycling by teaching basic motorcycling skills and knowledge in a way that is fun and involving.  The New Rider Course is conducted by a network of select Harley-Davidson dealerships nationwide enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.

In 2008, the Company will open the Harley-Davidson Museum in Milwaukee, Wisconsin to deliver a unique experience that builds and strengthens bonds between riders and the Company, and enhances the brand among the public at large. The 130,000 square foot facility will house the Harley-Davidson Museum and Archives, a restaurant, café, retail store and special event space.  The Museum gives the Company a new way to create memories for customers – through visiting, planning rides and hosting special events at the Museum.

The Company website (www.harley-davidson.com) is also utilized to market its products and services.  The website features an online catalog which allows retail customers to create and share product wish lists, utilize a dealer locator and place catalog orders.  Internet orders are sold and fulfilled by the participating authorized Harley-Davidson dealer selected by the retail customer.  Dealers also handle any after-sale services that retail customers may require.

International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.52 billion, $1.18 billion and $1.04 billion, or approximately 27%, 20% and 19% of net revenue of the Motorcycles segment, during 2007, 2006 and 2005, respectively.

Distribution-United States – In the United States, the Company distributes its motorcycles and related products to a network of independently-owned full-service Harley-Davidson dealerships and the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military.  The Company distributes its motorcycles to its dealers in the U.S. based on dealer orders but subject to an allocation system.  During the second quarter of 2007, the Company introduced a new U.S. motorcycle allocation system that was designed to be more forward-looking and market-driven than the previous system.  The Company believes the new allocation process will better align the distribution of motorcycles with the demand in individual dealer markets.

In the U.S., there are approximately 684 independently-owned full-service Harley-Davidson dealerships.  The U.S. independent dealer network includes 307 combined Harley-Davidson and Buell dealerships.  With respect to sales of new motorcycles, approximately 80% of the U.S. dealerships sell the Company’s motorcycles exclusively.  All independent dealerships stock and sell the Company’s P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles.  The Company’s independent dealers also sell a smaller portion of P&A, general merchandise and licensed products through “non-traditional” retail outlets.  The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs).  SRLs are satellites of the main dealership and are developed to meet additional retail and service needs of the Company’s riding customers.  SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles.  AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products.  SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks.  AROs and SROs are not authorized to sell new motorcycles.  There are approximately 104 SRLs, 68 AROs and 12 SROs located in the United States.

Distribution-Europe – In the European region (consisting of Europe, the Middle East and Africa), the Company’s sales, marketing and distribution of product is managed from its subsidiary located in Oxford, England and sales offices in the United Kingdom, France, Germany, Italy, Netherlands, Spain and Switzerland.  In the European region, the Company sells its products at wholesale to a network of 7 independent distributors and 370 independent Harley-Davidson dealerships serving 32 country markets.  The European dealer network includes 323 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 4 independent dealerships that do not sell Harley-Davidson motorcycles.  In addition, the Company’s dealer network includes 20 AROs across Europe.  The opening of a new sales office in South Africa early in 2008 was announced shortly before the end of 2007.

Distribution-Asia/Pacific –In Japan, the Company’s sales, marketing, and distribution of product is managed from its subsidiary in Tokyo, which sells motorcycles and related products at wholesale to a network of 130 independent Harley-Davidson dealers.  This includes 57 combined Harley-Davidson and Buell dealerships.  Buell is further represented by 3 dealerships that do not sell Harley-Davidson motorcycles.

The Company’s sales, marketing and distribution of motorcycles and related products in Australia and New Zealand is managed from its subsidiary in Sydney, Australia.  The subsidiary sells to a network of 49 independent Harley-Davidson dealers which includes 32 combined Harley-Davidson and Buell dealerships.

The Company distributes its product directly from its U.S. operations to the remaining 15 Asia/Pacific dealers and distributors located throughout East and Southeast Asia.

Distribution-Latin America – The Company distributes all products sold in the Latin America region to independent dealers either through Company-owned subsidiaries in Mexico and Brazil, or from its U.S.

operations for the remaining Latin American markets in which its motorcycles are sold.  Brazil is the Company’s largest market in Latin America and is served by 10 dealerships.  Mexico, the region’s second largest market, has 11 dealerships and three SRLs.  The remaining countries in the Latin America region are served by 25 dealerships.

Distribution-Canada – In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd.  There are approximately 74 independent Harley-Davidson dealerships, two SRLs, eight AROs and one SRO.  In addition, 45 of the 74 dealerships are combined Harley-Davidson and Buell dealerships.

Seasonality – The timing of retail purchases from the Company’s independent dealers tracks closely with regional riding seasons, requiring the Company and its independent dealers to balance the economies of level production with a more seasonal retail sales pattern.  In general, the Motor Company has not experienced the same degree of seasonal fluctuations in its wholesale sales that its independent dealers have experienced.  The Company’s domestic independent dealers typically build their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons.  The availability of floor plan financing and, in the U.S., Company-sponsored financing assistance allows dealers to manage these seasonal increases in inventory.

Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to the Company’s independent distributors, dealers and their retail customers.  HDFS provides financing to the Company’s independent distributors, dealers and to the retail customers of those dealers in the U.S. and Canada.  Through December 2007, HDFS also provided wholesale financing to many of the Company’s independent dealers in Europe.  The Company’s independent distributors, dealers and their retail customers in the Asia/Pacific and Latin America regions are not serviced by HDFS, but have access to financing though other established financial services companies.

Competition – The heavyweight (651+cc) motorcycle market is highly competitive.  The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company.  They also have larger worldwide revenue and are more diversified than the Company and compete in all four segments of the market.  In addition to these larger, established competitors, the Company has competitors headquartered in the United States.  These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.  These competitors currently have production and sales volumes that are lower than the Company’s and have considerably lower domestic market share than the Company.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties.  The Company emphasizes quality, reliability and styling in its products and generally offers a two-year warranty for its motorcycles.  The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies and H.O.G. and its financing through HDFS as competitive advantages.  In recent years the Company has improved the availability of its motorcycles at its independent dealers with the objective of improving the customer experience and the Company’s competitive position.  The Company believes that the increased availability has resulted in independent dealers providing wider selections of motorcycles at or near manufacturer’s suggested retail prices which have also put pressure on the Company’s used motorcycle prices (measured as a percentage of the manufacturer’s suggested retail price when new).  In addition, the Company introduced a new engine on many of its motorcycles beginning with the 2007 model year which has impacted the Company’s used motorcycle prices. (Source: 2007 Company data)

Domestically, the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market.  According to the Motorcycle Industry Council, these segments accounted for approximately 80%, 79% and 80% of total heavyweight retail unit registrations in the United States during 2007, 2006 and 2005, respectively.  The larger-displacement custom and touring motorcycles are generally the most expensive vehicles in the market and the most profitable for the Company.  During 2007, the heavyweight portion of the market represented approximately 54% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 20 years, the Company has led the industry in the United States for retail unit registrations of new heavyweight motorcycles.  The Company’s (Harley-Davidson motorcycles only) share of the heavyweight market was 48.7% and 49.3% in 2007 and 2006, respectively.  This share is significantly greater than that of the Company’s largest competitor in the domestic market which had a 14.2% market share in 2007.

The following chart includes U.S. retail registration data for the Company and its major competitors for the years 2003 through 2007:

U.S. Heavyweight Motorcycle Registration Data(a)

(Engine Displacement of 651+cc)

(Units in thousands)

	2007	2006	2005	2004	2003

Total market new registrations	516.1	543.0	517.6	494.0	461.2

Harley-Davidson new registrations	251.4	267.9	252.9	244.5	228.4
Buell new registrations	3.7	3.8	3.6	3.6	3.5
Total Company new registrations	255.1	271.7	256.5	248.1	231.9

Percentage Market Share:
Harley-Davidson motorcycles	48.7%	49.3%	48.9%	49.5%	49.5%
Buell motorcycles	0.7	0.7	0.7	0.7	0.8
Total Company	49.4	50.0	49.6	50.2	50.3

Honda	14.2	15.1	16.6	18.7	18.4
Suzuki	12.5	12.9	12.4	10.2	9.8
Yamaha	9.2	8.6	8.9	8.7	8.5
Kawasaki	7.2	6.8	6.5	6.4	6.7
Other	7.5	6.6	6.0	5.8	6.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(a)          United States industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.  The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report.  The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company.  The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The European heavyweight motorcycle market (as defined on the next page) is roughly two-thirds of the size of the U.S. market; but unlike the domestic market, it is comprised of the unique preferences of many individual countries.  For example, traditional U.S. touring motorcycles represent less than 25% of the European heavyweight motorcycle market.  The Company continues to expand its product offerings to compete in the standard and performance segments with motorcycles like the Nightster and the Buell 1125R.  The Company’s traditional Harley-Davidson products compete primarily in the custom and touring segments.

The following chart includes European retail registration data for the Company for the years 2005 through 2007:

European Heavyweight Motorcycle Registration Data(a)

(Engine Displacement of 651+cc)

(Units in thousands)

	2007	2006	2005

Total market new registrations	403.0	376.8	350.7

Harley-Davidson new registrations	38.7	34.3	29.7
Buell new registrations	4.6	4.1	4.6
Total Company new registrations	43.3	38.4	34.3

Percentage Market Share:
Harley-Davidson motorcycles	9.6%	9.1%	8.5%
Buell motorcycles	1.1	1.1	1.3
Total Company	10.7%	10.2%	9.8%

(a)          Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom.  The Company derives its market registration data and market share calculations presented above from information provided by Giral S.A., an independent agency.  The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report.  The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company.  The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The Company also competes in several other markets around the world.  The most significant of these markets, based on Company data, are Canada, Japan and Australia.  In Canada, the Company’s market share based on registrations was 39.0%, 38.2% and 32.7% during 2007, 2006 and 2005, respectively (Source: Moped and Motorcycle Industry of Canada).  Market share information for the remaining international markets has not been presented because the Company does not believe that definitive and reliable registration data is available at this time.

Motorcycle Manufacturing – The Motor Company’s ongoing manufacturing strategy is designed to increase capacity, improve product quality, increase productivity, reduce costs and increase flexibility to respond to changes in the marketplace. The Motor Company incorporates manufacturing techniques focused on continuously pursuing process improvements and innovation.  The Motor Company refers to these techniques as operational excellence and they include employee and supplier involvement, just-in-time inventory and lean manufacturing principles, partnering agreements with the local unions, high performance work organizations and statistical process control.

The Motor Company’s use of lean manufacturing principles allows it to minimize its inventories of raw materials and work in process, and minimize scrap and rework costs.  This system also allows quicker reaction to engineering design changes, quality improvements and market demands.  The Motor Company continues to train its manufacturing employees in problem solving and statistical methods.

Raw Material and Purchased Components – The Company continues to establish and/or reinforce long-term, mutually beneficial relationships with its suppliers.  Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives.  This strategy has resulted in improved product quality, technical integrity, application of new features and innovations, reduced lead times for product development, and smoother/faster manufacturing ramp-up of new vehicle introductions.  The Company’s continuing initiative to improve supplier productivity and component cost has been instrumental in delivering improvement in cost and in partially offsetting raw material commodity price pressures.  The Company anticipates that its focus on collaboration and strong supplier relationships will be beneficial to achieving cost improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars, and certain motorcycle components, including electronic fuel injection systems, batteries, tires, seats, electrical components and instruments.  Given current economic conditions in certain raw material commodity markets, and pressure on certain suppliers due to difficulties in the automotive industry and U.S. manufacturing sector in general, the Company is closely monitoring supply, availability and pricing for both its suppliers and in-house operations.  However, at this time, the Company does not anticipate any difficulties in obtaining raw materials or components.

Research and Development – The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment. The Company’s Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team.  The Company incurred research and development expenses of $185.5 million, $177.7 million and $178.5 million during 2007, 2006 and 2005, respectively.

Regulation – Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company.  The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards.  Company motorcycles sold in California are also subject to evaporative emissions standards that are unique to California.  The Company’s motorcycle products have been certified to comply fully with all such applicable standards. The EPA has finalized new tail pipe emission standards for 2006 and 2010, respectively, which are harmonized with the California emissions standards.  Harley-Davidson motorcycle products have been certified to the new EPA standards since 2006 and the Company believes it will comply with future requirements when they go into effect.  Additionally, the Company’s motorcycle products must and do in fact comply with the motorcycle emissions, noise and safety standards of the European Union, Japan and certain other foreign markets where they are sold. Because the Company expects that environmental standards will become even more stringent over time, the Company will continue to incur some level of research, development and production costs in this area for the foreseeable future.  The Company does not anticipate that any of these standards will have a materially adverse impact on its capital expenditures, earnings or competitive position.

The Company, as a manufacturer of motorcycle products, is subject to the National Traffic and Motor Vehicle Safety Act, which is administered by the National Highway Traffic Safety Administration (NHTSA).  The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations.  The Company has from time to time initiated certain voluntary recalls.  During the last three years, the Company has initiated 15 voluntary recalls at a total cost of $10.8 million.  The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees – As of December 31, 2007, the Motorcycles segment had approximately 9,000 employees.  Unionized employees at the motorcycle manufacturing facilities in Wauwatosa and Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM).  Unionized employees at the distribution and manufacturing facilities in Franklin and Tomahawk, Wisconsin are represented by the USW.  Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM.  The collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2010, the collective bargaining agreement with the Kansas City-USW and IAM will expire on July 30, 2012, and the collective bargaining agreement with the Wisconsin-USW and IAM will expire on March 31, 2008.

Internet Access – The Company’s internet website address is www.harley-davidson.com.  The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form
10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission.  In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Harley-Davidson, Inc. Corporate Governance Policy; (b) Committee Charters approved by the Harley-Davidson, Inc. Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the “Code of Conduct”) in seven languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and other employees of Harley-Davidson, Inc. (the “Conflict Process”); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; and (h) the Harley-Davidson Environmental Policy.  This information is also available from the Company upon request.  The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and consumer retail loans (primarily for the purchase of the Company’s motorcycles).  Additionally, HDFS is an agent for certain unaffiliated insurance carriers providing property/casualty insurance and also sells extended service contracts, gap coverage and debt protection products to motorcycle owners.  HDFS conducts business in the United States, Canada and Europe.

Harley-Davidson and Buell – Operating under the trade name Harley-Davidson Credit, HDFS provides wholesale financial services to Harley-Davidson and Buell dealers and retail financing to consumers.  Operating under the trade name Harley-Davidson Insurance, HDFS is an agent for the sale of motorcycle insurance policies and also sells extended service contracts, gap coverage and debt protection products.

Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories.  HDFS offers wholesale financial services to Harley-Davidson dealers in the U.S., Canada and Europe and during 2007 approximately 96% of such dealers utilized those services.  The wholesale finance operations of HDFS are located in Plano, Texas and, until January 1, 2008, Oxford, England.  Effective January 1, 2008, the finance receivables and related assets of the wholesale operations located in Oxford, England were transferred at book value to Harley-Davidson Europe Ltd., a subsidiary of the Motor Company.  Beginning in 2008, the Motor Company will assume responsibility for the collection of all wholesale receivables in Europe.

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

Funding – HDFS is financed by operating cash flow, asset-backed securitizations, the issuance of commercial paper, revolving credit facilities, medium-term notes, and the availability of advances and loans from the Company.  In asset-backed securitizations, HDFS sells retail motorcycle loans and records a gain or loss on the sale of those loans.  HDFS also retains an interest in the excess cash flows from the receivable and recognizes income on this retained interest.  After the sale, HDFS performs billing, customer service and portfolio management services for these loans and receives a servicing fee for providing these services.

Competition – The Company regards its ability to offer a package of wholesale and retail financial services as a significant competitive advantage for HDFS.  Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, dealer relations, industry experience, terms and price.

During 2007, HDFS financed 55% of the new Harley-Davidson motorcycles retailed by independent dealers in the United States, as compared to 48% in 2006.  Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions.  In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets.  For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs.

Competition for the wholesale motorcycle finance business is primarily banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell dealers in their local markets.

Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D Michigan, Inc., including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.

Seasonality – In the northern United States and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations.  From mid-March through August, retail financing volume increases and wholesale financing volume decreases as dealer inventories decline.  From September through mid-March, there is a decrease in retail financing volume while dealer inventories build and turn over more slowly, substantially increasing wholesale finance receivables.

Regulation – The operations of HDFS (both domestic and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities.  Many of the statutory and regulatory requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling of financial products and services.  Therefore, operations may be subject to various regulations, laws and judicial and/or administrative decisions imposing requirements and restrictions, which among other things: (1) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions; (2) establish maximum interest rates, finance charges and other charges; (3) regulate customers’ insurance coverage; (4) require disclosure of credit and insurance terms to customers; (5) govern secured transactions; (6) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (7) prohibit discrimination in the extension of credit and administration of loans; (8) regulate the use and reporting of information related to a borrower; (9) require certain periodic reporting; and/or (10) govern the use and protection of non-public personal information.

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

Employees – As of December 31, 2007, the Financial Services segment had approximately 755 employees.  No employees of HDFS are represented by labor unions.

Item 1A.  Risk Factors

An investment in Harley-Davidson, Inc. involves risks, including those discussed below.  These risk factors should be considered carefully before deciding whether to invest in the Company.

•                  The Company sells its products at wholesale and must rely on a network of independent dealers and distributors to manage the retail distribution of its products.  The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. If the Company’s independent dealers and distributors are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues and to meet its financial expectations.

•                  The Company and its independent dealers must balance the economies of level production with a more seasonal retail sales pattern.  The Company generally records the sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors.  In the past, the Company has not experienced seasonal fluctuations in its wholesale motorcycle sales, and as a result, the Company has been able to maintain production that is relatively level.  Also, in more recent years, the Company increased the availability of its motorcycles at dealerships to help improve the customer experience.  The increased availability of motorcycles has resulted in the timing of retail purchases tracking more closely with regional motorcycle riding seasons.  This requires the Company to adapt its methods for allocating its products to its dealer network so that allocation methods are aligned with retail demand.  In addition, the Company’s independent dealers and distributors must manage seasonal increases in inventory.  As a result, the Company and its independent dealers and distributors must balance the economies of level production with the inventory costs associated with a more seasonal retail sales pattern.  Failure to balance the two, or the inability of the Company to adequately adjust its allocation methods, may have a material adverse effect on the Company’s business and results of operations.

•                  The Company’s dealers may experience a decline in retail sales resulting from slowing economic growth, political events or other factors. The motorcycle industry can be affected by general economic and political conditions, among other factors, over which motorcycle manufacturers have little control. These factors may cause a weak retail environment for discretionary purchases and the decision to purchase a motorcycle may be affected by these factors. Should industry demand decline, our results of operations and financial condition may be substantially adversely affected.

•                  The Company has a number of competitors of varying sizes that are based both inside and outside the United States some of which have greater financial resources than the Company.  Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market.  Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may have a competitive disadvantage.  In addition, the Company’s financial services operations face significant competition from various banks, insurance companies and other financial institutions, some of which are larger and offer more financial products than the Company.  Failure to adequately address and respond to these competitive pressures worldwide may have a material adverse effect on the Company’s business and results of operations.

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

•                  The Company’s success depends upon the continued strength of the Harley-Davidson brand.  The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to expanding its customer base.  Failure to protect the brand from infringers or to grow the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations.

•                  The Company’s prospects for future growth are largely dependent upon its ability to develop and successfully introduce new, innovative and compliant products.  The motorcycle market continues to advance in terms of cutting edge styling and new technology and, at the same time, be subject to increasing regulations related to safety and emissions.  The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators.  In addition, these new products must comply with applicable regulations worldwide.  The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products.  The Company must also be able to design and manufacture these products and deliver them to the marketplace in a timely manner.  There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•                  The Company’s Motorcycles segment is dependent upon unionized labor.  Substantially all of the hourly employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements.  Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America that expire during March 2008, February 2010 and July 2012.  These collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules.  There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to the Company as past labor agreements.  Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

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

•                  The Company manufactures products that create exposure to product liability claims and litigation.  To the extent plaintiffs are successful in showing that personal injury or property damage result from defects in the design or manufacture of the Company’s products, the Company may be subject to claims for damages that are not covered by insurance.  The costs associated with defending product liability claims, including frivolous lawsuits, and payment of damages could be substantial.  The Company’s reputation may also be adversely affected by such claims, whether or not successful.

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

•                  The Company must maintain its reputation of being a good corporate citizen and treating customers, employees, suppliers and other stakeholders fairly.  The Company has a history of good corporate governance.  Prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”), the Company had in place many of the corporate governance procedures and processes now mandated by the Act and related rules and regulations, such as Board Committee Charters and a Corporate Governance Policy.  In 1992, the Company established a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing.  Failure to maintain this reputation may have a material adverse effect on the Company’s business and results of operations.

•                  The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency.  When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on the Company’s business and results of operations.

•                  The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes.  These are typically claims that arise in the normal course of business. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand.  The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations.  In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations.  See Item 3. Legal Proceedings for additional detail regarding lawsuits and other claims against the Company.

•                  The Company must comply with governmental laws and regulations that are subject to change and involve significant costs.  The Company’s sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals.  These laws and policies governing operations of foreign-based companies may result in increased costs or restrictions on the ability of the Company to sell its products in certain countries.  The Company’s international sales operations may also be adversely affected by United States laws affecting foreign trade and taxation.

The Company is subject to income and non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax liabilities and other tax liabilities.  The Company believes that it complies with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, our financial condition and/or results of operations may be adversely affected.

The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, SEC, National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission.  In addition, the Company’s sales and operations are also subject to laws and actions of

state legislatures    and other local regulators, including dealer statutes and licensing laws.  Changes in regulations or the imposition of additional regulations may have a material adverse effect on the Company’s business and results of operations.

Our motorcycle products use internal combustion engines.  These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as CARB, and other regulatory agencies around the world.  We are also subject to statutory and regulatory requirements governing emissions and noise in the conduct of our manufacturing operations.  Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing our products.  Further, in response to concerns about global climate changes, we may face greater regulatory or customer pressure to develop products that generate less emissions.  This may require us to spend additional funds on research, product development, implementation costs and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage.

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions.  The Company’s financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank.  Changes in regulations or the imposition of additional regulations may affect the earnings of the financial services operations and have a material adverse effect on the Company’s business and results of operations.  Any unauthorized release of consumer data may subject the Company to liability and adversely affect the Company’s reputation.

In addition, the Company is also subject to policies and actions of the New York Stock Exchange (“NYSE”).  Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules.  As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

•                  Breaches of security involving consumers’ personal data may adversely affect the Company’s reputation, revenue and earnings.  The Company receives and stores personal information in connection with its financial services operations, the Harley Owners Group and other aspects of its business.  Breach of the systems on which sensitive consumer information is stored or other unauthorized release of consumer information may adversely affect the Company’s reputation and lead to claims against the Company.

•                  The Company’s financial services operations are highly dependent on accessing capital markets to fund its operations at attractive interest rates.  The Company’s ability to access unsecured capital markets is influenced by its short term and long term credit ratings.  The Company currently has strong credit ratings; however, in November 2007 Standard & Poor’s Ratings Services lowered the Company’s long term corporate credit ratings.  If the Company’s credit ratings are downgraded further, its cost of borrowing may be adversely affected resulting in reduced earnings and interest margins.

•                  The Company’s financial services operations rely on external sources to finance a significant portion of its operations. Liquidity is essential to the Company’s financial services business. The financial services business may be negatively affected by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets. Factors that it cannot control, such as disruption of the financial markets or negative views about the financial services industry in general, may impair our ability to raise funding.

•                  The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables.   Credit risk is the risk of loss arising from a failure by a customer to meet the terms of any contract with the Company.  Credit losses are influenced by general business and economic conditions, as well as contract terms, customer credit profiles and the new and used motorcycle market.  Negative changes in general business, economic or market factors may adversely impact the Company’s credit losses and future earnings.  Credit exposure is significantly sensitive to any decline in new and used motorcycle prices.  In addition, the frequency of losses may be negatively influenced by adverse changes in macro-economic factors, such as unemployment rates and bankruptcy filings.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2007:

Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Warehouse	Milwaukee, WI	24,000	Lease expiring 2009
Airplane hangar	Milwaukee, WI	14,600	Owned
Manufacturing	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center	Franklin, WI	250,000	Owned
Manufacturing	Menomonee Falls, WI	868,000	Owned
Product Development and Office	East Troy, WI	58,990	Lease expiring 2011
Manufacturing	East Troy, WI	40,000	Lease expiring 2011
Manufacturing	Tomahawk, WI	211,000	Owned
Office	Ann Arbor, MI	3,400	Lease expiring 2009
Office	Cleveland, OH	23,000	Lease expiring 2013
Manufacturing and Materials Velocity Center	Kansas City, MO	450,000	Owned
Materials Velocity Center	Manchester, PA	212,000	Owned
Manufacturing	York, PA	1,321,000	Owned
Motorcycle Testing	Talladega, AL	35,000	Lease expiring 2009
Motorcycle Testing	Naples, FL	82,000	Owned
Motorcycle Testing	Mesa, AZ	29,000	Lease expiring 2009

Office and Training Facility	Monterrey, Mexico	1,100	Lease expiring 2008
Office	Morfelden-Waldorf, Germany	22,000	Lease expiring 2008
Office and Warehouse	Oxford, England	21,000	Lease expiring 2017
Office	Liederdorp, The Netherlands	9,000	Lease expiring 2010
Office	Creteil, France	8,450	Lease expiring 2016
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2009
Office	Zurich, Switzerland	2,000	Lease expiring 2009
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Warehouse	Yokohama, Japan	15,000	Lease expiring 2008
Office	Tokyo, Japan	14,000	Lease expiring 2008
Manufacturing	Adelaide, Australia	485,000	Lease expiring 2011
Office	Sydney, Australia	1,100	Lease expiring 2011
Office	Shanghai, China	1,700	Lease expiring 2008
Manufacturing and Office	Manaus, Brazil	30,000	Lease expiring 2009

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

Financial Services Segment

		Approximate
Type of Facility	Location	Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
Storage	Carson City, NV	1,600	Lease expiring 2008
Office	Oxford, England	6,000	Lease expiring 2017

The Financial Services segment has four office facilities: Chicago, Illinois (corporate headquarters); Plano, Texas (wholesale, insurance and retail operations); Carson City, Nevada (retail and insurance operations); and Oxford, England (European wholesale operations).  Effective January 1, 2008, the European wholesale operations were transferred to Harley-Davidson Europe Ltd., a subsidiary of the Motor Company.

Item 3.  Legal Proceedings

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.2 million.  The Company has established reserves for this amount, which are included in Accrued Liabilities in the Consolidated Balance Sheets.

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until December 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million.  Based on the environmental studies performed, the Company does not expect to incur any material expenditures under this indemnification.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 2007.

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of December 31, 2007 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement for the annual meeting of its shareholders to be held on April 26, 2008.

Executive Officers of the Registrant

The following sets forth, as of December 31, 2007, the name, age and business experience for the last five years for each of the executive officers of Harley-Davidson, Inc.  Executive officers are defined by the Company as executives that are members of the Company’s Leadership and Strategy Council (LSC).  The LSC, which is comprised of selected members of senior management from various areas within the Company, makes high-level resource decisions, develops policies, and acts as an advisory group to the Chief Executive Officer.  Effective January 1, 2008, the LSC is comprised of the President and Chief Executive Officer, Executive Vice Presidents, Senior Vice Presidents, the President and Chief Operating Officer of Harley-Davidson Motor Company, the President and Chief Operating Officer of Buell Motorcycle Company and the President of Harley-Davidson Financial Services.

Executive Officers

Name	Age
Thomas E. Bergmann	41
Executive Vice President and Chief Financial Officer

Rodney J. Copes	41
Vice President, Asia Pacific – Harley-Davidson Motor Company

William B. Dannehl	49
Executive Vice President and Chief Organizational Transformation Officer

Karl M. Eberle	59
Senior Vice President, Manufacturing – Harley-Davidson Motor Company

Jon R. Flickinger	50
President and Chief Operating Officer – Buell Motorcycle Company

Ronald M. Hutchinson	60
Senior Vice President, Product Development – Harley-Davidson Motor Company

Matthew S. Levatich	42
Vice President, Parts & Accessories – Harley-Davidson Motor Company

Gail A. Lione	58
Executive Vice President, General Counsel and Secretary and Chief Compliance Officer

James A. McCaslin	59
President and Chief Operating Officer – Harley-Davidson Motor Company

Saiyid T. Naqvi	58
President – Harley-Davidson Financial Services

Mark-Hans Richer	41
Senior Vice President and Chief Marketing Officer – Harley-Davidson Motor Company

Harold A. Scott	59
Vice President, Human Resources – Harley-Davidson Motor Company

W. Kenneth Sutton, Jr.	59
Vice President, Engineering – Harley-Davidson Motor Company

James L. Ziemer	57
President and Chief Executive Officer and Director

Except for the following persons, all such executive officers have been employed by the Company in an executive officer capacity, as defined above, for more than five years: Thomas E. Bergmann, Rodney J. Copes, William B. Dannehl, Karl M. Eberle, Matthew S. Levatich, Saiyid T. Naqvi, Mark-Hans Richer, Harold A. Scott and Kenneth Sutton.  The following is additional biographical information for at least the last five years relating to these nine executive officers:

Mr. Bergmann has served as the Executive Vice President and Chief Financial Officer since November 2007 and joined the Company in March 2006 as Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Bergmann most recently served as Interim Chief Executive Officer of USF Corporation (“USF”), a $2.5 billion transportation and logistics company, a position he held from November 2004 to June 2005. USF was publicly traded until it was acquired by YRC Worldwide Inc. in May 2005.  Prior to that, Mr. Bergmann served as Executive Vice President of USF from August 2004 to November 2004 and Senior Vice President and Chief Financial Officer of USF from February 2004 to August 2004.  Prior to joining USF, Mr. Bergmann served as Vice President Finance – Services of Sears, Roebuck and Co., a retailer, from February 2003 to November 2003 and as Vice President and Controller of Sears, Roebuck and Co. from January 2002 to February 2003.

Mr. Copes has served as Vice President, Asia Pacific since November 2007.  From September 2004 though October 2007, Mr. Copes served as the Vice President and General Manager, Powertrain Operations.  Previously, Mr. Copes was the General Manager of the Motor Company’s Tomahawk Operations from 2002 to 2004.

Mr. Dannehl has served as the Executive Vice President, Chief Organizational Transformation Officer since December 2007.  From August 2004 through November 2007, Mr. Dannehl served as Vice President – North American Sales and Dealer Services.  From August 2002 through July 2004, Mr. Dannehl served as Vice President of Strategic Planning and New Business Development.

Mr. Eberle has served as the Senior Vice President, Manufacturing of the Motor Company since November 2007. From 1997 through October 2007, Mr. Eberle served as Vice President and General Manager of the Motor Company’s Kansas City Vehicle and Powertrain Operations.

Mr. Levatich has served as Vice President and General Manager of Parts & Accessories and Custom Vehicle Operations of the Motor Company since November 2007.  From October 2003 through October 2007, Mr. Levatich served as Vice President of Materials Management of the Motor Company.  From April 2003 through September 2003, he served as Director of Development Purchasing.  Mr. Levatich has worked in a series of other management roles since joining the Motor Company in 1994.

Mr. Naqvi has served as the President of HDFS since February 2007.  From January 2005 to December 2006, he served as President and Chief Executive Officer of DeepGreen Financial, Inc., an online home equity lender.  From November 2002 until January 2005 he served as Chairman and Chief Executive Officer of Setara Corporation, a consulting firm specializing in business process outsourcing for financial services companies.

Mr. Richer has served as the Company’s Senior Vice President and Chief Marketing Officer since November 2007.  Prior thereto, Mr. Richer served as the Company’s Vice President and Chief Marketing Officer since July 2007.  Prior to joining the Company, Mr. Richer served as the Director of Marketing at General Motors Corp., an automobile manufacturer, from March 1998 though July 2007.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc.  The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2007	Low	High	2006	Low	High
First quarter	$57.91	$74.03	First quarter	$47.88	$54.92
Second quarter	58.72	66.00	Second quarter	47.86	53.98
Third quarter	45.92	63.38	Third quarter	50.74	62.33
Fourth quarter	44.37	51.75	Fourth quarter	61.52	75.87

The Company paid the following dividends per share:

	2007	2006	2005
First quarter	$0.21	$0.18	$0.125
Second quarter	0.25	0.21	0.160
Third quarter	0.30	0.21	0.160
Fourth quarter	0.30	0.21	0.180
	$1.06	$0.81	$0.625

As of February 18, 2008 there were 90,748 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2007:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Be
2007	Total Number of	Average Price	Publicly Announced	Purchased Under the
Fiscal Month	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
October 1 to
November 4	74	$45	0	10,547,933

November 5 to
December 2	3,150,000	$49	3,150,000	7,398,133

December 3 to
December 31	0	0	0	27,400,094

Total	3,150,074	$49	3,150,000

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.  The Company did not repurchase shares under this authorization during the fourth quarter ended December 31, 2007.

In April 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  During 2007, 2.8 million shares were repurchased under this authorization.  No shares remain under this authorization as of December 31, 2007.

In October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  During 2007, 16.9 million shares were repurchased under this authorization, of which 3.2 million were repurchased during the fourth quarter of 2007.  As of December 31, 2007, 3.1 million shares remained under this authorization.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  No shares had been repurchased under this authorization as of December 31, 2007.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan (exhibit 10.17) permits participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld.  During the fourth quarter of 2007, the Company acquired 74 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company.  The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison.  The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company.  The graph assumes a beginning investment of $100 on December 31, 2002 and that all dividends are reinvested.

	2002	2003	2004	2005	2006	2007
	($)	($)	($)	($)	($)	($)
Harley-Davidson, Inc.	100	103	133	114	158	107
Standard & Poor’s MidCap 400 Index	100	136	158	178	196	213
Standard & Poor’s 500 Index	100	129	143	150	173	183

Item 6.  Selected Financial Data

(In thousands, except per share amounts)
	2007(1), (2)	2006(1), (2)	2005(1)	2004	2003
Income statement data:

Net revenue	$5,726,848	$5,800,686	$5,342,214	$5,015,190	$4,624,274
Cost of goods sold	3,612,748	3,567,839	3,301,715	3,115,655	2,958,708
Gross profit	2,114,100	2,232,847	2,040,499	1,899,535	1,665,566

Financial services income	416,196	384,891	331,618	305,262	279,459
Financial services expense	204,027	174,167	139,998	116,662	111,586
Operating income from financial services	212,169	210,724	191,620	188,600	167,873
Selling, administrative and engineering expense	900,708	846,418	767,157	731,750	690,492
Income from operations	1,425,561	1,597,153	1,464,962	1,356,385	1,142,947
Investment income, net	22,258	27,087	22,797	23,101	23,088
Income before provision for income taxes	1,447,819	1,624,240	1,487,759	1,379,486	1,166,035
Provision for income taxes	513,976	581,087	528,155	489,720	405,107
Net income	$933,843	$1,043,153	$959,604	$889,766	$760,928

Weighted-average common shares:
Basic	249,205	264,453	280,303	295,008	302,271
Diluted	249,882	265,273	281,035	296,852	304,470
Earnings per common share:
Basic	$3.75	$3.94	$3.42	$3.02	$2.52
Diluted	$3.74	$3.93	$3.41	$3.00	$2.50

Dividends paid per common share	$1.060	$0.810	$0.625	$0.405	$0.195

Balance sheet data:
Working capital	$1,562,235	$1,954,956	$2,272,125	$2,510,490	$2,087,056
Finance receivables held for sale	781,280	547,106	299,373	456,516	347,112
Finance receivables held for investment, net	2,420,327	2,280,217	1,943,224	1,655,784	1,390,737
Total assets	5,656,606	5,532,150	5,255,209	5,483,293	4,923,088
Current finance debt	1,119,955	832,491	204,973	495,441	324,305
Long-term finance debt	980,000	870,000	1,000,000	800,000	670,000
Total finance debt	2,099,955	1,702,491	1,204,973	1,295,441	994,305
Shareholders’ equity	2,375,491	2,756,737	3,083,605	3,218,471	2,957,692

(1) 2007, 2006 and 2005 results include the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” effective January 1, 2005. See Note 8 of Notes to the Consolidated Financial Statements for further discussion.

(2) 2007 and 2006 results include the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. See Note 6 of Notes to the Consolidated Financial Statements for further discussion.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell) and Harley-Davidson Financial Services (HDFS). Harley-Davidson Motor Company produces heavyweight motorcycles and offers a line of motorcycle parts, accessories, general merchandise and related services.  HDMC manufactures five families of motorcycles: Touring, Dyna™, Softail®, Sportster® and VRSC™.  Buell produces premium sport performance motorcycles and offers a line of motorcycle parts, accessories, and apparel.  HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson/Buell dealers and customers.

The “% Change” figures included in the “Results of Operations” section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview and Outlook(1)

The Company’s net revenue for 2007 was $5.73 billion, a decrease of 1.3% compared to 2006 driven by a 5.3% decrease in wholesale shipments of Harley-Davidson® motorcycles from last year.  Net income and diluted earnings per share for 2007 were down 10.5% and 4.8%, respectively, compared to 2006.  The decrease in diluted earnings per share resulting from lower net income during 2007 was partially offset by the positive impact of fewer weighted-average shares outstanding when compared to last year.  Diluted weighted-average shares outstanding were 15.4 million lower in 2007 compared to 2006 primarily due to the Company’s repurchases of common stock occurring over 2007.  During 2007, the Company repurchased 20.4 million shares of its common stock at a cost of $1.15 billion.

The Company’s 2007 financial results were negatively impacted by a decrease in Harley-Davidson motorcycle shipments from 2006.  During the first quarter of 2007, the Company lost four weeks of production as a result of a strike at its York, Pennsylvania assembly facility and related interruptions at its other manufacturing locations.  Additionally, in early September 2007, the Company announced that it planned to reduce Harley-Davidson motorcycle shipments for the balance of 2007 due to a sharp decrease in U.S. retail sales of Harley-Davidson motorcycles during August and unfavorable economic conditions in the U.S.  The Company believes that low consumer confidence and persistent housing and credit issues have resulted in a weak retail sales environment in the U.S. for major discretionary purchases, including Harley-Davidson motorcycles.

During the fourth quarter, worldwide retail sales of Harley-Davidson motorcycles finished down 6.1% from the fourth quarter of 2006.  During the fourth quarter, U.S. retail sales of Harley-Davidson motorcycles continued to decrease, finishing the quarter down 14.2% compared to the fourth quarter of 2006.  The decrease in U.S. retail sales was partially offset by increases in the Company’s international markets where retail sales of Harley-Davidson motorcycles increased 17.4% during the fourth quarter of 2007 compared to the fourth quarter of 2006.

On an annual basis, 2007 worldwide retail sales of Harley-Davidson motorcycles decreased 1.8% compared to 2006.  The worldwide decrease in retail sales was driven primarily by a 6.2% decrease in Harley-Davidson dealer retail sales in the U.S.  International retail sales of Harley-Davidson motorcycles finished 2007 up 13.7% over 2006.

(1)         Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning.  Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report.  Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements.  The forward- looking statements included in this report are made only as of the date of the filing of this report (February 22, 2008), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

For 2008, the Company plans to ship fewer Harley-Davidson motorcycles to its dealers than it expects its worldwide dealer network to sell.  The Company also expects moderate revenue growth, lower operating margin, and diluted earnings per share growth rate of 4% to 7% compared to 2007.  For the first quarter of 2008, the Company expects wholesale shipments of Harley-Davidson motorcycles to be between 68,000 and 72,000 units, which compares to 67,761 units in the first quarter of 2007.

Going forward, the Company will continue to manage the business to generate long-term sustainable shareholder value while protecting the brand.  The Company expects the U.S. economy to continue to be very challenging in 2008. The Company will closely monitor the worldwide retail environment and regularly assess its wholesale shipment plans throughout the year.

As the Company executes its plans, the Company believes its business model will continue to generate cash, permitting it to invest in the business, fund future growth opportunities and return value to shareholders.  The Company’s expected annual capital expenditures are provided under “Liquidity and Capital Resources.”

Results of Operations 2007 Compared to 2006

Overall

Net revenue for 2007 totaled $5.73 billion, a $73.8 million or 1.3% decrease from the prior year.  Net income was $933.8 million, a decrease of $109.3 million, or 10.5%.  Diluted earnings per share were $3.74, a decrease of $0.19, or 4.8%.  Diluted earnings per share during 2007 were positively impacted by a decrease in the weighted-average shares outstanding, which were 249.9 million in 2007 compared to 265.3 million in 2006.  The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of 20.4 million shares of common stock during 2007.  The Company’s share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

The Company paid dividends in 2007 of $.21 per share in March, $.25 per share in June and $.30 in September and December.  The aggregate annual dividend paid in 2007 was $1.06 per share, a 30.9% increase over the aggregate annual dividend of $0.81 per share in 2006.

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment (dollars in millions):

	2007	2006	(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	241,539	273,212	(31,673)	(11.6)%
International	89,080	75,984	13,096	17.2
Harley-Davidson motorcycle units	330,619	349,196	(18,577)	(5.3)

Touring motorcycle units	114,076	123,444	(9,368)	(7.6)
Custom motorcycle units*	144,507	161,195	(16,688)	(10.4)
Sportster motorcycle units	72,036	64,557	7,479	11.6
Harley-Davidson motorcycle units	330,619	349,196	(18,577)	(5.3)

Buell motorcycle units	11,513	12,460	(947)	(7.6)%

Net Revenue
Harley-Davidson motorcycles	$4,446.6	$4,553.6	$(107.0)	(2.3)%
Buell motorcycles	100.5	102.2	(1.7)	(1.7)
Total motorcycles	4,547.1	4,655.8	(108.7)	(2.3)

Parts & Accessories	868.3	862.3	6.0	0.7
General Merchandise	305.4	277.5	27.9	10.1
Other	6.0	5.1	0.9	N/M
Net revenue	$5,726.8	$5,800.7	$(73.9)	(1.3)%

* Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2007, the financial results of the Motorcycle segment were negatively impacted by a decline in wholesale shipments of Harley-Davidson motorcycle units.  This decrease was driven by a 31,673 unit reduction in shipments to U.S. dealers that were partially offset by a 13,096 unit increase in shipments outside the U.S.  International shipments represented 26.9% of total Harley-Davidson wholesale shipments for 2007, compared to 21.8% for 2006.  The increase in international shipments is consistent with the Company’s expectation that the international shipment growth rate will outpace the domestic shipment growth rate.(1)

Motorcycles segment net revenue declined $73.9 million, or 1.3%.  Net revenue was approximately $221 million lower due to an overall decrease in sales volumes from the prior year.  The lower volumes were primarily driven by the 5.3% decrease in Harley-Davidson motorcycle unit shipments partially offset by higher sales volumes for General Merchandise.  Net revenue was also negatively impacted during 2007 by higher sales incentive costs.

These decreases were partially offset by higher revenue from wholesale price increases on Harley-Davidson motorcycles of approximately $60 million, favorability resulting from changes in foreign currency exchange rates of approximately $87 million (driven primarily by the strengthening of the Euro against the U.S. dollar during 2007) and changes to product mix which resulted in higher revenue of approximately $16 million.

During 2007, the higher revenue resulting from changes in product mix was due primarily to mix changes that occurred within the motorcycle families and by the sale of higher priced 105th Anniversary models beginning in the second half of 2007.  The positive revenue impact that resulted from mix changes within motorcycle families was partially offset by lower revenue resulting from changes in mix between motorcycle families.

During 2007, shipments of Touring models made up 34.5% of total shipments compared to 35.4% for 2006.  Additionally, 2007 shipments of Custom motorcycles made up 43.7% of total shipments compared to 46.2% for 2006, while Sportster model shipments increased to 21.8% of total shipments from 18.5% in 2006.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail.  Worldwide retail sales of Harley-Davidson motorcycles decreased 1.8% during 2007 relative to the same period last year.  Retail sales of Harley-Davidson motorcycles decreased 6.2% in the United States while growing 13.7% internationally including a 15.0% increase in Europe.  On an industry-wide basis in 2007, the heavyweight (651+cc) portion of the market was down 5.0% in the United States while growing 5.4% in Europe when compared to 2006.

The following table includes retail unit sales of Harley-Davidson motorcycles (units in thousands):

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2007	2006	% Change

United States	251.8	268.4	(6.2)%
Europe(b)	38.9	33.8	15.0
Japan	13.8	13.3	3.6
Canada	14.8	13.5	9.4
All other markets	18.5	15.0	23.7
Total Retail Sales	337.8	344.0	(1.8)%

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

The following table includes industry retail motorcycle registration data (units in thousands):

	2007	2006	% Change

United States(a)	516.1	543.0	(5.0)%
Europe(b)	403.0	376.8	7.0%

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

Cost of Goods Sold

Cost of goods sold was $3.61 billion for the Motorcycles segment during 2007, an increase of $44.9 million, or 1.3% versus 2006.  During 2007, cost of goods sold was higher due to an increased manufacturing cost per unit, foreign currency losses and changes in product mix.  These increases in cost were partially offset by a decrease in cost resulting from the lower shipment volumes in 2007.

Cost of goods sold increased by approximately $123 million due to a higher average manufacturing cost per unit driven by increases in both material and conversion costs.  The higher average material cost per unit was driven by higher raw material surcharges of approximately $31 million and increased product content.  The increase in conversion cost per unit was driven by higher fixed costs per unit resulting from the allocation of these costs to fewer units in 2007 and other manufacturing inefficiencies experienced during 2007 including those associated with the 2008 new model year launch and the York, Pennsylvania assembly plant strike during February 2007.  During 2007, cost of goods sold was also higher by approximately $44 million resulting from changes in foreign currency exchange rates and approximately $4 million related to changes in product mix.

The decrease in cost of goods sold during 2007 resulting from lower shipments, partially offsetting the increased costs described above, was approximately $126 million.

Gross Profit

Gross profit was $2.11 billion for the Motorcycles segment during 2007, a decrease of $118.7 million or 5.3% compared to 2006.  Gross profit margin for 2007 was 36.9% compared to 38.5% during 2006.  The Company’s gross margin was negatively impacted during 2007 by a higher manufacturing cost per unit and higher sales incentive costs partially offset by the favorable impact of higher wholesale prices, changes resulting from foreign currency exchange rates and changes to product mix.  The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	2007	2006	Increase (Decrease)	% Change

Interest income	$196.8	$167.5	$29.3	17.5%
Income from securitizations	97.6	111.2	(13.6)	(12.2)
Other income	121.8	106.2	15.6	14.7
Financial services income	416.2	384.9	31.3	8.1

Interest expense	81.5	59.8	21.7	36.3
Operating expenses	122.5	114.4	8.1	7.1
Financial services expense	204.0	174.2	29.8	17.1
Operating income from financial services	$212.2	$210.7	$1.5	0.7%

Interest income increased due to higher average retail and wholesale outstanding receivables.  The increase in other income was primarily due to higher credit card licensing income, securitization servicing income and insurance commission revenue.  Interest expense was higher due to increased borrowings to support growth in outstanding receivables and higher borrowing rates.

Income from securitizations decreased as higher securitization gains were offset by a reduction in income from retained securitization interests.  During 2007, HDFS sold $2.53 billion in retail motorcycle loans through securitization transactions resulting in gains of $36.0 million.  This compares with gains of $32.3 million on $2.33 billion of loans securitized during 2006.  The 2007 gain as a percentage of loans sold was 1.42% as compared to 1.39% for 2006.  Income on the investment in retained securitization interests decreased to $61.6 million from $78.9 million.  The reduction in income was due to higher than projected credit losses used in the valuation of retained securitization interests as well as $9.9 million in write downs of certain retained securitization interests.  The write downs, which occurred in March and December of 2007 and are considered permanent impairments, result from a decline in the fair value of certain retained securitization interest due to higher actual and anticipated credit losses on those securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds.

The capital markets, which HDFS relies on to fund its portfolio growth, experienced significant volatility over the later half of 2007.  Currently HDFS plans to securitize its retail motorcycle portfolio in 2008, but will continue to evaluate various funding alternatives, and will adjust as necessary, based on market conditions.  Until the current capital market conditions normalize, gains on securitization transactions in 2008, if any, are expected to be lower than historical results.(1)  During February 2008, HDFS completed the sale of $540.0 million in retail motorcycle loans through a securitization transaction resulting in an estimated loss of $4.1 million to $5.4 million.(1)  As part of the transaction, HDFS retained $54.0 million of subordinated securities.

Annualized losses on HDFS’ managed retail motorcycle loans totaled 1.91% in 2007 compared to 1.41% for 2006.  Managed retail loans include loans held by HDFS as well as those sold through securitization transactions. The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2007 increased to 6.15% from 5.18% at December 31, 2006.  This increase in losses is primarily due to an increase in delinquent accounts resulting in a higher incidence of loss as well as continued pressure on values for repossessed motorcycles.  As a result, it is expected that HDFS will experience higher credit losses as a percentage of managed retail motorcycle loans in 2008 as compared to 2007.(1)

Changes in the allowance for credit losses were as follows (in millions):

	2007	2006

Balance, beginning of period	$27.3	$26.2
Provision for finance credit losses	11.2	5.9
Charge-offs, net of recoveries	(8.2)	(4.8)
Balance, end of period	$30.3	$27.3

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.  HDFS believes the allowance is adequate to cover the losses of principal and accrued interest in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	2007	2006	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & Administrative	$692.8	$637.5	$55.3	8.7%
Engineering	190.6	186.2	4.4	2.4
Corporate	17.3	22.7	(5.4)	(23.5)
Total operating expenses	$900.7	$846.4	$54.3	6.4%

Total operating expenses were 15.7% and 14.6% of net revenue for 2007 and 2006, respectively.

Selling and administrative expenses were higher due primarily to increased marketing costs and higher international operating costs in connection with the Company’s growth in those markets combined with unfavorable changes in foreign currency exchange rates.  These cost increases were partially offset by a decrease in expense associated with the Company’s short-term incentive compensation programs.

Investment Income, Net

Investment income, net in 2007 was $22.3 million, compared to $27.1 million in 2006.  Net investment income decreased due primarily to lower average short-term investment balances in 2007 when compared to 2006.

Provision for Income Taxes

The Company’s effective income tax rate was 35.5% during 2007 compared to 35.8% in 2006.  The decrease is due primarily to a higher benefit from the domestic manufacturing deduction and slightly lower state income taxes in 2007.

Results of Operations 2006 Compared to 2005

Overall

Net revenue for 2006 totaled $5.80 billion, a $458.5 million or 8.6% increase over the prior year.  Net income for 2006 was $1.04 billion, an increase of $83.5 million, or 8.7%.  Diluted earnings per share were $3.93, representing an increase of $0.52, or 15.2%.  Diluted earnings per share were positively impacted during 2006 by a decrease in the weighted-average shares outstanding, which were 265.3 million in 2006 compared to 281.0 million in 2005.  The decrease in weighted-average shares outstanding was due primarily to the Company’s share repurchases.  The Company repurchased 19.3 million shares of common stock during 2006.

The Company paid dividends in 2006 of $.18 per share in March and $.21 per share in June, September and December.  The aggregate annual dividend paid in 2006 was $.81 per share, representing a 29.6% increase over the aggregate annual dividend of $.625 per share in 2005.

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment (dollars in millions):

	2006	2005	Increase (Decrease)	% Change

Motorcycle Unit Shipments
United States	273,212	266,507	6,705	2.5%
International	75,984	62,510	13,474	21.6
Harley-Davidson motorcycle units	349,196	329,017	20,179	6.1

Touring motorcycle units	123,444	110,193	13,251	12.0
Custom motorcycle units*	161,195	148,609	12,586	8.5
Sportster motorcycle units	64,557	70,215	(5,658)	(8.1)
Harley-Davidson motorcycle units	349,196	329,017	20,179	6.1

Buell motorcycle units	12,460	11,166	1,294	11.6%

Net Revenue
Harley-Davidson motorcycles	$4,553.6	$4,183.5	$370.1	8.8%
Buell motorcycles	102.2	93.1	9.1	9.8
Total motorcycles	4,655.8	4,276.6	379.2	8.9

Parts & Accessories	862.3	815.7	46.6	5.7
General Merchandise	277.5	247.9	29.6	12.0
Other	5.1	2.0	3.1	N/M
Net revenue	$5,800.7	$5,342.2	$458.5	8.6%

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

During 2006, net revenue for the Motorcycles segment grew 8.6% or $458.5 million over 2005.  Approximately $350 million of the increase in net revenue resulted from the higher shipment volumes of motorcycles and related products.  Net revenue also benefited from a favorable change in product mix and wholesale price increases.  The changes to product mix resulted in approximately $70 million of higher revenue and related primarily to an increase in the percentage of shipments consisting of higher-priced touring motorcycles.  Touring motorcycles made up 35.4% of shipments in 2006 compared to 33.5% in 2005.  Wholesale price increases on Harley-Davidson motorcycles resulted in approximately $45 million of higher revenue.  Changes in foreign currency exchange rates resulted in approximately $10 million of lower net revenue.

Harley-Davidson Motorcycle Retail Sales

Worldwide retail sales of Harley-Davidson motorcycles grew 8.5% during 2006 over the prior year.  Retail sales of Harley-Davidson motorcycles increased 5.9% in the United States and 18.6% internationally.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 4.9% in the United States and up 7.5% in Europe.  The following table includes retail unit sales of Harley-Davidson motorcycles (units in thousands):

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2006	2005	Change

United States	268.4	253.4	5.9%
Europe(b)	33.8	29.5	14.6
Japan	13.3	11.4	16.3
Canada	13.5	11.7	15.9
All other markets	15.0	11.2	34.3
Total Retail Sales	344.0	317.2	8.5%

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

Cost of Goods Sold

Cost of goods sold for the Motorcycles segment increased $266.1 million over 2005, due primarily to the increase in shipment volumes for motorcycles and related products.  Higher volumes resulted in an increase in cost of goods sold of approximately $225 million.  Cost of goods sold was also higher due to changes in product mix and increases in material costs, partially offset by lower foreign currency losses.  Changes in Harley-Davidson motorcycle product mix resulted in approximately $35 million of higher costs and increases in raw material costs, primarily for metals, were approximately $15 million.  Finally, net foreign currency transaction and hedging gains resulted in approximately $35 million of lower cost during 2006.

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

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

			Increase	%
	2006	2005	(Decrease)	Change

Interest income	$167.5	$129.9	$37.6	29.0%
Income from securitizations	111.2	123.1	(11.9)	(9.7)
Other income	106.2	78.6	27.6	35.1
Financial services income	384.9	331.6	53.3	16.1

Interest expense	59.8	36.2	23.6	65.3
Operating expenses	114.4	103.8	10.6	10.2
Financial services expense	174.2	140.0	34.2	24.4
Operating income from financial services	$210.7	$191.6	$19.1	10.0%

During 2006, interest income benefited from increased retail and wholesale average outstanding receivables and higher retail and wholesale lending rates as compared to 2005.  The increase in other income was primarily due to higher revenues from insurance commissions and related products and an increase in securitization servicing fee income.  Interest expense was higher due to increased borrowings, in support of higher average outstanding receivables, and higher borrowing costs.

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

Annualized losses on HDFS’ managed retail motorcycle loans totaled 1.41% in 2006 compared to 1.29% for the same period in 2005.  This increase in losses reflected continued pressure on values for repossessed motorcycles.  Managed retail loans include loans held by HDFS which are retained on the balance sheet as well as those sold through securitization.  The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2006 increased to 5.18% from 4.83% at December 31, 2005.

Changes in the allowance for credit losses were as follows (in millions):

	2006	2005

Balance, beginning of period	$26.2	$30.3
Provision for finance credit losses	5.9	3.3
Charge-offs, net of recoveries	(4.8)	(7.4)
Balance, end of period	$27.3	$26.2

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

				%
	2006	2005	Increase	Change
Motorcycles and Related Products
Selling & Administrative	$637.5	$559.5	$78.0	14.0%
Engineering	186.2	186.2	0.0	0.0
Corporate	22.7	21.5	1.2	5.6
Total operating expenses	$846.4	$767.2	$79.2	10.3%

Total operating expenses were 14.6% and 14.4% of net revenue for 2006 and 2005, respectively.

During 2006, selling expenses were higher than the prior year due primarily to higher marketing and advertising expenses combined with increased international operating costs in connection with the Company’s growth in those markets.

The increase in administrative expenses during 2006 was driven primarily by a higher provision for future warranty costs which was approximately $44 million higher.  The increase in warranty costs was due primarily to higher costs associated with the Company’s second year warranty program and higher product program costs.  Beginning with shipments of 2004 model year motorcycles, the Company extended its warranty coverage from one to two years.  During 2006, additional claims data became available which indicated that the cost of the second year warranty was higher than originally estimated.  Based on the higher actual claims, the Company adjusted warranty reserves for the motorcycles affected, which were primarily 2004, 2005 and 2006 models.  In addition, the Company announced a number of product programs during 2006 to address customer concerns and promote customer satisfaction.  Under a product program, the Company contacts retail customers directly and pays for non-safety related improvements that are covered by the Company’s standard warranty.

Investment Income, Net

Investment income, net in 2006 was $27.1 million, compared to $22.8 million in 2005.  Net investment income was higher primarily due to a higher average return.

Provision for Income Taxes

The Company’s effective income tax rate was 35.8% during 2006 compared to 35.5% in 2005.  This increase was due primarily to a relatively smaller benefit from the federal research and development tax credit and slightly higher state income taxes.

Other Matters

Accounting Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 on January 1, 2007.  See Note 4 of Notes to the Consolidated Financial Statements for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income.  As a result, the statement of financial position will reflect the funded status (the difference between the projected benefit obligation and the fair value of plan assets) of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006.  See Note 6 of Notes to the Consolidated Financial Statements for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements and notes thereto.  The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008.  The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  SFAS 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements.  The Company is required to adopt SFAS 157 beginning in fiscal year 2008 and the impact that the adoption of SFAS 157 will have on its consolidated financial statements is expected to be immaterial.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The Company is required to adopt SFAS 159 beginning in fiscal year 2008.  The Company does not expect to elect the fair value option permitted under SFAS 159 so adoption will have no impact on its consolidated financial statements.

Critical Accounting Estimates

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions.  Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect the Company’s financial condition and results of operations.

Finance Receivable Securitizations – The Company sells retail motorcycle loans through securitization transactions utilizing qualifying special purpose entities (QSPEs) as defined by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Upon sale of retail loans in a securitization transaction, HDFS receives cash and retains an interest in excess cash flows, servicing rights and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and are periodically reviewed for impairment.  Market value quotes are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions for credit losses, prepayment speeds and discount rates.  The impact of changes to key assumptions is shown in Note 3 of Notes to the Consolidated Financial Statements.

Gains or losses on current year securitizations from the sale of retail loans are recorded as a component of financial services income and are based in part on certain assumptions including expected credit losses, prepayment speed, and discount rates.  Gains or losses on sales of retail loans also depend on the original carrying amount of the retail loans, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Finance Receivable Credit Losses – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing finance receivables portfolio.  Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions, specific borrower’s ability to repay and the estimated value of any underlying collateral.

Product Warranty – Estimated warranty costs are reserved for each motorcycle at the time of sale.  The warranty reserve is an estimated cost per unit sold based upon historical Company claim data used in combination with other known factors that may affect future warranty claims.  The Company updates its warranty estimates quarterly to ensure that the warranty reserves are based on the most current information available.

The Company believes that past claim experience is indicative of future claims, however, the factors affecting actual claims can be volatile.  As a result, actual claims experience may differ from estimated which could lead to material changes in the Company’s warranty provision and related reserves.  The Company’s warranty liability is discussed further in Note 1 of Notes to the Consolidated Financial Statements.

Pensions and Other Postretirement Benefits – Retirement Plan (Pension, SERPA and Postretirement healthcare) obligations and costs are developed from actuarial valuations.  The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates.  The Company evaluates and updates all of its assumptions annually on September 30, the actuarial measurement date.

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations.  Based on this analysis, the discount rate was increased from 5.90% as of September 30, 2006 to 6.30% as of September 30, 2007.  The Company determines its healthcare trend assumption by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants.  Based on the Company’s assessment of this data as of September 30, 2007, the Company lowered its healthcare cost trend rate to 9% from 10% as of September 30, 2006.  The Company expects the healthcare cost trend rate to reach its ultimate rate of 5% beginning in 2011.  These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

The following information is provided to illustrate the sensitivity of pension and postretirement healthcare obligations and costs to changes in these major assumptions (in thousands):

			Impact
	Amounts based	Impact of a 1%	of a 1% increase
	on current	decrease in the	in the healthcare
	assumptions	discount rate	cost trend rate
2007 Net periodic benefit costs
Pension and SERPA	$48,940	$20,612	n/a
Postretirement healthcare	$28,290	$2,722	$1,485

2007 Benefit obligations
Pension and SERPA	$1,033,635	$151,904	n/a
Postretirement healthcare	$332,139	$34,792	$12,375

This information should not be viewed as predictive of future amounts.  The calculation of Retirement Plan obligations and costs is based on many factors in addition to those discussed here.  This information should be considered in combination with the information provided in Note 6 of Notes to the Consolidated Financial Statements.

Stock Compensation Costs – The total cost of the Company’s share-based awards is equal to the grant date fair value per award multiplied by the number of awards granted (adjusted for forfeitures).  This cost is recognized as expense on a straight-line basis over the service periods of the awards.  Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures.  As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period.

The Company generally determines the number of share-based awards granted by first determining the total cost of the award, which is a function of employee salary, level and performance.  On the date of grant, the number of awards granted is then computed by dividing the total cost of the award by the grant-date fair value of the award unit.

The Company estimates the fair value of option awards as of the grant date using a lattice-based option valuation model which utilizes ranges of assumptions over the expected term of the options, including stock price volatility, dividend yield and risk free interest rate.

•                  The valuation model uses historical data to estimate option exercise behavior and employee terminations. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding.

•                  The Company used implied volatility to determine the expected volatility of its stock in 2007.  In 2006 and 2005, expected volatilities were based on the historical volatility of the Company’s stock.  The Company believes that implied volatilities provide a better estimate of expected volatilities because it takes into account both historical and future expectations of volatility.  The implied volatility is derived from options that are actively traded and the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee share options.  In addition, the traded options have exercise prices that are both (a) near-the-money and (b) close to the exercise price of the employee share options. Finally, the remaining maturities of the traded options on which the estimate is based are at least one year.

•                  Dividend yield was based on the Company’s expected dividend policy and the risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Changes in the valuation assumptions could result in a significant change to the cost of an individual option.

However, the total cost of an award is also a function of the number of awards granted, and as result, the Company has the ability to manage the cost and value of its equity awards by adjusting the number of awards granted.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.  On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities.  In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FIN 48, “Accounting for Uncertainty in Income Taxes.”  An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes.  The unrecognized tax benefit is classified as a component of the income taxes payable account, which is included within Other long-term liabilities in the Consolidated Balance Sheets.  The Company has a reserve for interest and penalties on exposure items, if applicable, which is recorded as component of the overall income tax provision.  The Company is regularly under audit by tax authorities.  Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments.  Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2007 is as follows (in thousands):

	2008	2009 - 2010	2011 - 2012	Thereafter	Total
Principal payments on finance debt	$1,119,955	$580,448	$399,552	—	$2,099,955
Interest payments on finance debt	73,844	74,781	41,923	—	190,548
Operating lease payments	10,026	12,728	9,229	$14,572	46,555
	$1,203,825	$667,957	$450,704	$14,572	$2,337,058

•      As described in Note 3 of Notes to the Consolidated Financial Statements, as of December 31, 2007, long term finance debt issued by HDFS included outstanding commercial paper and advances under the Global Credit Facility totaling $376.7 million.  The amount classified as long term is supported by the Global Credit Facility, due September 2009; accordingly, the Company has assumed that this amount will be repaid in 2009.

•      Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2007.  Interest for floating rate instruments, as calculated above, assumes December 31, 2007 rates remain constant.

•      As of December 31, 2007, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

•      The Company has long-term obligations related to its pension and postretirement plans at December 31, 2007.  Due to the current funded status of the pension plans, the Company has no minimum funding requirements for 2008.  The Company’s expected future contributions to these plans are provided in Note 6 of Notes to the Consolidated Financial Statements.

•      As described in Note 4 of Notes to the Consolidated Financial Statements, the Company has unrecognized tax benefits of $72.5 million and accrued interest and penalties of $17.1 million as of December 31, 2007.  However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the $72.5 million of liability of unrecognized tax benefits or accrued interest and penalties of $17.1 million.

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

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the related loans purchased from HDFS.  The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors.  Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits.  These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests.  Investors also do not have recourse to assets of HDFS for failure of the obligors on the retail loans to pay when due.  Total investment in retained securitization interests at December 31, 2007 was $407.7 million.  The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  See Note 3 of Notes to the Consolidated Financial Statements for further discussion of HDFS’ securitization program.

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

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.2 million.  The Company has established reserves for this amount, which are included in Accrued Liabilities in the Consolidated Balance Sheets.

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until December 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million.  Based on the environmental studies performed, the Company does not expect to incur any material expenditures under this indemnification.

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

Liquidity and Capital Resources as of December 31, 2007

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1)  The Company also has a securitization program, a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of its Financial Services business.  The Company regularly assesses its long-term capital market strategy, which includes diversifying funding sources in the capital markets to provide the Company with the appropriate level of flexibility to fund the business and to adjust to market conditions as necessary.

Cash and marketable securities totaled $405.3 million as of December 31, 2007 compared to $896.5 million as of December 31, 2006 and $1.05 billion as of December 31, 2005.  The decline is primarily attributable to common stock repurchases and higher dividend payments, which are discussed in more detail below.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the three years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Net cash provided by operating activities	$798,146	$761,780	$962,614
Net cash provided by (used by) investing activities	391,205	(35,259)	193,840
Net cash used by financing activities	(1,037,803)	(637,023)	(1,271,791)
Total	$151,548	$89,498	$(115,337)

Operating Activities

The increase in operating cash flow from 2006 to 2007 is primarily attributable to favorable changes in wholesale receivable balances in 2007 as compared to 2006.  This favorability was partially offset by lower net income in 2007.  Cash flow from operating activities is also impacted by the Company’s retail lending and securitization activity.  The Company completed four securitization transactions during 2005 compared to three securitization transactions in both 2006 and 2007, and as a result, cash from operating activities in 2005 was higher than in 2006 and 2007.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and short-term investment activity.  Sales and redemptions of marketable securities net of purchases provided $657.7 million, $253.5 million and $431.1 million of cash to investing activities during 2007, 2006 and 2005, respectively.  Marketable securities balances were reduced during each of these three years primarily for the purpose of funding the Company’s repurchase of common stock during the year.

Capital expenditures were $242.1 million, $219.6 million and $198.4 million during 2007, 2006 and 2005, respectively.  In 2008, capital expenditures are expected to be between $240.0 and $260.0 million.  The increase will be primarily driven by higher investments in manufacturing capabilities and product program activities.(1)  The Company anticipates it will have the ability to fund all capital expenditures in 2008 with internally generated funds.(1)

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity.  During 2007, the Company repurchased 20.4 million share of its common stock at a total cost of $1.15 billion.  The Company repurchased 2.8 million shares under a general authorization received from the Company’s Board of Directors in 2005, and 16.9 million shares under a general authorization received from the Company’s Board of Directors in 2006.  The remaining 0.7 million shares were repurchased under an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options.  In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million additional shares of its common stock with no dollar limit or expiration date.  No repurchases had been made under this authorization as of the end of 2007.  Please see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional detail regarding the Company’s share repurchase activity and authorizations.  During 2006 and 2005, the Company repurchased 19.3 million and 21.4 million shares, respectively, of its common stock at a total cost of $1.06 billion and $1.05 billion, respectively.

The Company paid total dividends of $1.06, $0.81 and $0.625 per share during 2007, 2006 and 2005, respectively, at a total cost of $260.8 million, $212.9 million and $173.8 million, respectively.

In addition to operating cash flow and asset-backed securitizations, HDFS is financed by the issuance of commercial paper, borrowings under the revolving credit facility, medium-term notes and borrowings from the Company.  HDFS’ outstanding debt consisted of the following as of December 31 (in thousands):

	2007	2006	2005
Commercial paper	$842,618	$894,250	$416,797
Credit facilities	256,531	191,866	172,965
	1,099,149	1,086,116	589,762
Medium-term notes	1,000,806	586,375	585,211
Senior subordinated notes	—	30,000	30,000
Total finance debt	$2,099,955	$1,702,491	$1,204,973

Credit Facilities – The Company has a $1.40 billion revolving credit facility (Global Credit Facility), which increased from $1.10 billion in 2006.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility due in 2009 and HDFS pays a fee for its availability.

On February 20, 2008, HDFS entered into an additonal $300.0 million credit facility.  The primary use of the new facility is to provide additional liquidity to HDFS’ unsecured commerical paper program and to fund operations.  Interest is based on LIBOR or other short-term indices, depending on the type of advance.  The facility is a committed facility due on the earlier of December 15, 2008 or the date HDFS refinances its existing $1.40 billion Global Credit Facility, and the Company pays a fee for its availability.  The operating covenants under the new facility are similar to those that apply under HDFS’ existing $1.40 billion Global Credit Facility.  As a result of the new facilty, HDFS may issue commerical paper of up to $1.70 billion in the aggregate.  Maturities may range up to 365 days from the issuance date.

Commercial Paper – Subject to limitations, HDFS could issue commercial paper of up to $1.40 billion as of December 31, 2007 and $1.70 billion beginning on February 20, 2008.  Maturities may range up to 365 days from the issuance date.  Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility.  As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.70 billion subsequent to the issuance of the new $300.0 million credit facility in February 2008, and $1.40 billion as of December 31, 2007 and December 31, 2006.  As of December 31, 2005, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.10 billion.

Medium-Term Notes – In December 2007, HDFS issued $400.0 million of 5.25% medium-term notes due in December 2012.  HDFS also has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.00% medium-term notes due in December 2010 (all three issuances are collectively referred to as “Notes”).  The Notes provide for semi-annual interest payments and principal due at maturity.  At December 31, 2007, 2006 and 2005, the Notes included a fair value adjustment increasing the balance by $1.3 million, and reducing the balance by $13.6 million and $14.7 million, respectively, due to interest rate swap agreements designated as fair value hedges.  The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – At December 31, 2006 and 2005, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding which were due in December 2007.  In December 2007, the notes matured and the principal and accrued interest was paid in full.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate.  As of December 31, 2007, 2006 and 2005, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants – HDFS is subject to various operating and financial covenants related to the Global Credit Facilities and Notes.  The more significant covenants are described below.

The operating covenants limit HDFS’ ability to

•                  incur certain additional indebtedness;

•                  assume or incur certain liens

•                  participate in a merger, consolidation, liquidation or dissolution; and

•                  purchase or hold margin stock.

Under the Global Credit Facility financial covenants, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 9.0 to 1.0 and HDFS must maintain a minimum consolidated tangible net worth of $300.0 million.  No financial covenants are required under the Notes.

At December 31, 2007, 2006 and 2005, HDFS remained in compliance with all of these covenants.

The Company expects that future activities of HDFS will be financed from funds internally generated by HDFS, the sale of loans through securitization programs, issuance of commercial paper and medium-term notes, borrowings under revolving credit facilities and advances or loans from the Company.(1)  The Company will continue to evaluate various funding alternatives, and will adjust as necessary, based on market conditions.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and effectively manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers; (vii) continue to develop the capabilities of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (xi) manage regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xii) anticipate consumer confidence in the economy; (xiii) manage the credit quality, the loan servicing and collection activities and the recovery rates of HDFS’ loan portfolio; (xiv) retain and attract talented employees; (xv) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xvi) implement and manage enterprise-wide information technology solutions and secure data contained in those systems.  In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors.  These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 of Notes to the Consolidated Financial Statements and further disclosure relating to the fair value of derivative financial instruments is included in Note 10 of Notes to the Consolidated Financial Statements.

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency.  As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency.  The Company utilizes foreign currency contracts to mitigate the effect of these fluctuations on earnings.  The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2007, these contracts represented a combined U.S. dollar equivalent of $227.8 million.  The Company estimates that a uniform 10% weakening in the value of the dollar relative to the currency underlying these contracts would result in a decrease in the fair value of the contracts of approximately $24.8 million as of December 31, 2007.

The Company’s exposure to the Japanese yen is substantially offset by the existence of a natural hedge, which is sustained through offsetting yen cash inflows from sales with yen cash outflows for motorcycle component purchases and other operating expenses.

HDFS’ earnings are affected by changes in interest rates.  HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions and debt.  HDFS also entered into derivative contracts to facilitate its third quarter securitization transaction.  These derivatives, which hedge assets by an off-balance sheet QSPE, do not qualify for hedge accounting treatment.  Changes in the fair value of these derivatives are recognized in current period earnings within other operating expenses.  As of December 31, 2007, HDFS had interest rate swaps outstanding with a notional value of $2.00 billion.  HDFS estimates that a 10% decrease in interest rates would result in a $1.2 million decrease in the fair value of the agreements.

Item 8.  Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 11, 2008

James L. Ziemer	Thomas E. Bergmann
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

MANAGEMENT CERTIFICATIONS

The Company has filed as exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, the certifications of the chief executive officer and the chief financial officer of the Company required by Section 302 of the Sarbanes-Oxley Act.

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

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2007. Management has concluded that the internal control system was effective.  This assessment was also audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2007 fiscal year.  The audited financial statements of the Company for the 2007 fiscal year were also reviewed and discussed with management as well as with representatives of Ernst & Young LLP.  The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, other professional standards and regulatory requirements currently in effect.  The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2007 fiscal year be included in the Company’s Annual Report.

February 13, 2008

Audit Committee of the Board of Directors

Richard I. Beattie	Judson C. Green
George L. Miles, Jr.	James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Harley-Davidson, Inc. and our report dated February 11, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions and on December 31, 2006, the Company changed its method of accounting for defined benefit pension and postretirement healthcare plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 11, 2008

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005

Net revenue	$5,726,848	$5,800,686	$5,342,214
Cost of goods sold	3,612,748	3,567,839	3,301,715
Gross profit	2,114,100	2,232,847	2,040,499

Financial services income	416,196	384,891	331,618
Financial services expense	204,027	174,167	139,998
Operating income from financial services	212,169	210,724	191,620

Selling, administrative and engineering expense	900,708	846,418	767,157
Income from operations	1,425,561	1,597,153	1,464,962
Investment income, net	22,258	27,087	22,797
Income before provision for income taxes	1,447,819	1,624,240	1,487,759
Provision for income taxes	513,976	581,087	528,155
Net income	$933,843	$1,043,153	$959,604

Earnings per common share:
Basic	$3.75	$3.94	$3.42
Diluted	$3.74	$3.93	$3.41

Cash dividends per common share	$1.06	$0.81	$0.625

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006
(In thousands, except share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$402,854	$238,397
Marketable securities	2,475	658,133
Accounts receivable, net	181,217	143,049
Finance receivables held for sale	781,280	547,106
Finance receivables held for investment, net	1,575,283	1,554,260
Inventories	349,697	287,798
Deferred income taxes	103,278	73,389
Prepaid expenses and other current assets	71,230	48,501
Total current assets	3,467,314	3,550,633

Finance receivables held for investment, net	845,044	725,957
Property, plant and equipment, net	1,060,590	1,024,469
Prepaid pension costs	89,881	55,351
Goodwill	61,401	58,800
Deferred income taxes	54,376	42,986
Other long-term assets	78,000	73,954
	$5,656,606	$5,532,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,188	$283,477
Accrued liabilities	484,936	479,709
Current portion of finance debt	1,119,955	832,491
Total current liabilities	1,905,079	1,595,677

Finance debt	980,000	870,000
Pension liability	51,551	47,916
Postretirement healthcare benefits	192,531	201,126
Other long-term liabilities	151,954	60,694

Commitments and contingencies (Note 5)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 335,211,201 and 334,328,193 shares issued in 2007 and 2006, respectively	3,352	3,343
Additional paid-in-capital	812,224	766,382
Retained earnings	6,117,567	5,460,629
Accumulated other comprehensive loss	(137,258)	(206,662)
	6,795,885	6,023,692
Less:
Treasury stock (96,725,399 and 76,275,837 shares in 2007 and 2006, respectively), at cost	(4,420,394)	(3,266,955)
Total shareholders’ equity	2,375,491	2,756,737
	$5,656,606	$5,532,150

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Net cash provided by operating activities (Note 2)	$798,146	$761,780	$962,614

Cash flows from investing activities:
Capital expenditures	(242,113)	(219,602)	(198,389)
Origination of finance receivables held for investment	(514,359)	(411,757)	(336,412)
Collections on finance receivables held for investment	368,978	260,133	179,974
Collection of retained securitization interests	118,175	101,641	115,346
Purchase of marketable securities	(467,609)	(970,935)	(1,352,428)
Sales and redemptions of marketable securities	1,125,344	1,224,447	1,783,503
Other, net	2,789	(19,186)	2,246
Net cash provided by (used by) investing activities	391,205	(35,259)	193,840

Cash flows from financing activities:
Proceeds from issuance of medium term notes	398,144	—	199,974
Net (decrease) increase in finance-credit facilities and commercial paper	(16,247)	493,125	(280,694)
Repayment of senior subordinated debt	(30,000)	—	—
Dividends	(260,805)	(212,914)	(173,785)
Purchase of common stock for treasury	(1,153,439)	(1,061,968)	(1,054,615)
Excess tax benefits from share-based payments	3,066	18,933	6,065
Issuance of common stock under employee stock option plans	21,478	125,801	31,264
Net cash used by financing activities	(1,037,803)	(637,023)	(1,271,791)

Effect of exchange rate changes on cash and cash equivalents	12,909	7,924	(18,847)

Net increase (decrease) in cash and cash equivalents	164,457	97,422	(134,184)

Cash and cash equivalents:
At beginning of period	238,397	140,975	275,159
At end of period	$402,854	$238,397	$140,975

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005
(In thousands, except share amounts)

	Common Stock		Additional		Other comp-
	Issued Shares	Balance	paid-in capital	Retained Earnings	rehensive income (loss)	Treasury Balance	Total
Balance December 31, 2004	329,908,165	$3,300	$533,068	$3,844,571	$(12,096)	$(1,150,372)	$3,218,471
Comprehensive income:
Net income	—	—	—	959,604	—	—	959,604
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(18,005)	—	(18,005)
Minimum pension liability adjustment, net of taxes of ($37,025)	—	—	—	—	60,155	—	60,155
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes of ($2,179)	—	—	—	—	4,001	—	4,001
Derivative financial instruments, net of taxes of ($15,353)	—	—	—	—	24,992	—	24,992
Marketable securities, net of tax benefit of $243	—	—	—	—	(394)	—	(394)
Comprehensive income							1,030,353
Dividends	—	—	—	(173,785)	—	—	(173,785)
Repurchase of common stock	—	—	—	—	—	(1,054,615)	(1,054,615)
Share-based compensation	—	—	24,117	—	—	—	24,117
Issuance of nonvested stock	115,801	1	(1)	—	—	—	—
Exercise of stock options	937,903	9	31,255	—	—	—	31,264
Tax benefit of stock options	—	—	7,800	—	—	—	7,800
Balance December 31, 2005	330,961,869	$3,310	$596,239	$4,630,390	$58,653	$(2,204,987)	$3,083,605
Comprehensive income:
Net income	—	—	—	1,043,153	—	—	1,043,153
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	12,898	—	12,898
Minimum pension liability adjustment, net of taxes of ($165)	—	—	—	—	267	—	267
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $7,360	—	—	—	—	(13,522)	—	(13,522)
Derivative financial instruments, net of tax benefit of $9,111	—	—	—	—	(15,048)	—	(15,048)
Marketable securities, net of taxes of ($2,456)	—	—	—	—	3,991	—	3,991
Comprehensive income							1,031,739
Adjustment to initially apply SFAS No. 158, net of taxes of ($156,278)	—	—	—	—	(253,901)	—	(253,901)
Dividends	—	—	—	(212,914)	—	—	(212,914)
Repurchase of common stock	—	—	—	—	—	(1,061,968)	(1,061,968)
Share-based compensation	—	—	21,446	—	—	—	21,446
Issuance of nonvested stock	253,319	3	(3)	—	—	—	—
Exercise of stock options	3,113,005	30	125,771	—	—	—	125,801
Tax benefit of stock options	—	—	22,929	—	—	—	22,929
Balance December 31, 2006	334,328,193	$3,343	$766,382	$5,460,629	$(206,662)	$(3,266,955)	$2,756,737
Comprehensive income:
Net income	—	—	—	933,843	—	—	933,843
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,753	—	30,753
Amortization of net prior service cost, net of taxes of ($2,121)	—	—	—	—	3,447	—	3,447
Amortization of actuarial loss, net of taxes of ($7,092)	—	—	—	—	11,521	—	11,521
Pension and post-retirement plan funded status adjustment, net of taxes of ($29,142)	—	—	—	—	47,346	—	47,346
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $6,488	—	—	—	—	(11,945)	—	(11,945)
Derivative financial instruments, net of tax benefit of $7,229	—	—	—	—	(12,970)	—	(12,970)
Marketable securities, net of taxes of ($825)	—	—	—	—	1,252	—	1,252
Comprehensive income							1,003,247
Adjustment to initially apply FIN 48	—	—	—	(16,100)	—	—	(16,100)
Dividends	—	—	—	(260,805)	—	—	(260,805)
Repurchase of common stock	—	—	—	—	—	(1,153,439)	(1,153,439)
Share-based compensation	—	—	20,974	—	—	—	20,974
Issuance of nonvested stock	385,078	4	(4)	—	—	—	—
Exercise of stock options	497,930	5	21,473	—	—	—	21,478
Tax benefit of stock options	—	—	3,399	—	—	—	3,399
Balance December 31, 2007	335,211,201	$3,352	$812,224	$6,117,567	$(137,258)	$(4,420,394)	$2,375,491

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (BMC) and Harley-Davidson Financial Services (HDFS).

All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Substantially all of the Company’s international subsidiaries use the respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period.

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

The Company operates in two principal business segments:  Motorcycles and Related Products (Motorcycles) and Financial Services (Financial Services).  All intercompany accounts and material transactions are eliminated.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities – The Company has investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities of $2.5 million and $337.4 million at December 31, 2007 and 2006, respectively, with contractual maturities of approximately 1 year.  Marketable securities also include auction rate securities of $320.7 million at December 31, 2006 with contractual maturities of up to 30 years.  The Company did not hold auction rate securities as of December 31, 2007.  The Company classifies its investments in marketable securities as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income.  Net unrealized losses, net of taxes, included in other comprehensive income as of December 31, 2007 and 2006 were $0.1 million and $1.3 million, respectively.  Gains and losses realized on sales of marketable securities are included in investment income and were not material.

Accounts Receivable – The Company’s foreign sales of motorcycles and related products are sold on open account, letter of credit, draft and payment in advance or financed by the purchasing dealers and are included in Accounts Receivable in the Company’s consolidated balance sheets.  The allowance for doubtful accounts deducted from total accounts receivable was $9.0 million and $9.5 million as of December 31, 2007 and 2006, respectively.  The Company’s sales of motorcycles and related products in the United States and Canada and a portion of its sales in Europe are financed by the purchasing dealers or distributors through HDFS, and the related receivables are included in finance receivables held for investment in the consolidated balance sheets.

1.  Summary of Significant Accounting Policies (continued)

Finance Receivables Credit Losses – The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level HDFS believes is adequate to cover the losses of principal in the existing portfolio.  HDFS’ periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, the value of the underlying collateral and current economic conditions.  HDFS’ wholesale and other large loan charge-off policy is based on a loan-by-loan review which considers the specific borrower’s ability to repay and the estimated value of any collateral.

Retail loans are generally charged-off at 120 days contractually past due.  All finance receivables accrue interest until either collected or charged-off.  Accordingly, as of December 31, 2007 and 2006, all finance receivables are accounted for as interest-earning receivables.

Finance Receivables Held for Sale – U.S. retail motorcycle loans intended for securitization at origination are classified as finance receivables held for sale.  These finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value.  Finance receivables held for sale are held for a short period of time prior to being securitized, and have a cost basis that approximates fair value.  Cash flows related to finance receivables held for sale are included in cash flows from operating activities.

Finance Receivables Securitizations – HDFS sells retail motorcycle loans through securitization transactions.  Under the terms of securitization transactions, HDFS sells retail loans to a securitization trust utilizing the two-step process described below.  The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans.  The proceeds from the issuance of the asset-backed securities are utilized by the securitization trust to purchase retail loans from HDFS.

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

The interest in excess cash flows equals the cash flows arising from retail loans sold to the securitization trust less servicing fees, credit losses and contracted payment obligations owed to securitization trust investors.  Key assumptions in determining the present value of projected excess cash flows are prepayments, credit losses and discount rate.  HDFS retains servicing rights under retail loans that it has sold to the securitization trust and receives a servicing fee.  The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned.

Reserve account deposits represent interest-earning cash deposits which collateralize the trust securities.  The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreements.

Gains or losses on current year securitizations from the sale of the retail loans are recognized in the period in which the sale occurs.  The amount of the gain or loss depends on the proceeds received and the original carrying amount of the transferred retail loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment.  As discussed in Note 3, during 2007, the Company recorded a permanent impairment charge of $9.9 million on its investment in retained securitization interests.  Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rate commensurate with the risks involved.

1.  Summary of Significant Accounting Policies (continued)

Finance Receivables Securitizations (continued):

Unrealized gains and losses on investments in retained securitization interests are recorded in other comprehensive income.  As of December 31, 2007 and 2006, net unrealized gains were $25.0 million and $43.4 million before income taxes, or $16.2 million and $28.1 million net of taxes, respectively.

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

HDFS utilizes a two-step process to transfer retail loans to a securitization trust.  Loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the retail loans to the securitization trust.  HDFS has surrendered control of retail loans sold to the securitization trust. Securitization transactions have been structured such that: (1) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership; (2) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest; and (3) HDFS does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of certain representations, warranties and covenants relating to the transferred assets, or (b) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

Activities of the securitization trust are limited to acquiring retail loans, issuing asset-backed securities, making payments on securities to investors and other activities permissible under SFAS 140.  Securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the asset-backed securities.  Historically, the life of securitization trusts purchasing retail loans from HDFS has approximated four years.

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs.  Accordingly, gain or loss on sale is recognized upon transfer of retail loans to a QSPE and the assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS.  See Note 3 for further discussion of HDFS’ securitization program.

Inventories – Inventories are valued at the lower of cost or market.  Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method.  Other inventories totaling $112.7 million at December 31, 2007 and $103.5 million at December 31, 2006 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment – Property, plant and equipment is recorded at cost.  Depreciation is determined on the straight-line basis over the estimated useful lives of the assets.  The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings - 30 to 40 years; building equipment and land improvements - 7 to 10 years; and machinery and equipment - 3 to 10 years.  Accelerated methods of depreciation are used for income tax purposes.

1.  Summary of Significant Accounting Policies (continued)

Internal-use Software – The Company’s policy is to capitalize costs incurred in connection with developing or obtaining software for internal use.  The Company’s policy explicitly excludes certain types of costs from capitalization, such as costs incurred for enhancements, maintenance, project definition, data conversion, research and development, business process re-engineering and training.  Costs capitalized by the Company include amounts paid to outside consulting firms for materials or services used in developing or obtaining computer software for internal use, wages and benefits paid to employees who are directly associated with and who devote time to developing or obtaining computer software for internal use, and interest costs incurred during the period of development of software for internal use.  During 2007, 2006 and 2005, the Company capitalized $16.1 million, $38.1 million and $17.0 million, respectively, of costs incurred in connection with developing or obtaining software for internal use.  The Company depreciates costs capitalized in connection with developing or obtaining software for internal use on a straight-line basis over the estimated useful life.  Generally, internal-use software has a three to seven year useful life.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased.  Goodwill is tested for impairment at least annually based on financial data related to the reporting unit to which it has been assigned.  The Company has assigned goodwill to reporting units based on specific review of each purchase transaction.  During 2007 and 2006, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

Long-lived Assets – The Company periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets held for sale.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Product Warranty and Safety Recall Campaigns – The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold.  The warranty coverage for the retail customer includes parts and labor and begins when the motorcycle is sold to a retail customer.   The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based primarily on historical Company claim information.  Additionally, the Company has from time to time initiated certain voluntary safety recall campaigns.  The Company reserves for all estimated costs associated with safety recalls in the period that the safety recalls are announced.  Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2007	2006	2005
Balance, beginning of period	$66,385	$43,073	$44,868
Warranties issued during the period	54,963	56,008	37,043
Settlements made during the period	(66,422)	(57,267)	(38,761)
Safety recalls and changes to pre-existing warranty liabilities	15,597	24,571	(77)
Balance, end of period	$70,523	$66,385	$43,073

The liability for safety recall campaigns was $3.7 million, $6.5 million and $8.8 million as December 31, 2007, 2006 and 2005, respectively.

1.  Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments – The Company uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk.  The Company’s policy specifically prohibits the use of derivatives for speculative purposes.  Refer to Note 10 for a detailed description of the Company’s derivative instruments.

All derivative instruments are recognized on the balance sheet at fair value.  Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings.  For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects income.  Any ineffective portion is immediately recognized in earnings.  No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness.  Derivative instruments which do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.

Revenue Recognition – Sales are recorded when products are shipped to wholesale customers (independent dealers and distributors) and ownership is transferred.  The Company offers sales incentive programs to both wholesale and retail customers designed to promote the sale of motorcycles and related products.  The total costs of these programs are recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.

Financial Services Income Recognition – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables.  Accrued interest is classified with finance receivables.  Loan origination payments made to dealers for certain retail loans are deferred and amortized over the estimated life of the contract.

Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the consolidated statement of income.  Research and development expenses were $185.5 million, $177.7 million and $178.5 million for 2007, 2006 and 2005, respectively.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place.  Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media.  During 2007, 2006 and 2005, the Company incurred $76.9 million, $69.7 million and $66.5 million in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Compensation Costs – The Company recognizes the cost of its employee stock option awards in its income statement.  The total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards.  Total stock compensation expense recognized by the Company during 2007, 2006 and 2005, including stock option and nonvested stock awards, was $21.0 million, $21.4 million and $23.0 million, respectively, or $13.0 million, $13.3 million and $14.5 million net of taxes, respectively.

1.  Summary of Significant Accounting Policies (continued)

Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 on January 1, 2007.  See Note 4 for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status (the difference between the projected benefit obligation and the fair value of plan assets) of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006.  See Note 6 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements and notes thereto.  The requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008.  The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  SFAS 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements.  The Company is required to adopt SFAS 157 beginning in fiscal year 2008 and the impact that the adoption of SFAS 157 will have on its consolidated financial statements is expected to be immaterial.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The Company is required to adopt SFAS 159 beginning in fiscal year 2008.  The Company does not expect to elect the fair value option permitted under SFAS 159 so adoption will have no impact on its consolidated financial statements.

2.  Additional Balance Sheet and Cash Flow Information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the years ended December 31.

Balance Sheet Information:

Inventories, net (in thousands):

	2007	2006
Components at the lower of FIFO cost or market
Raw materials and work in process	$149,954	$123,376
Motorcycle finished goods	107,768	94,399
Part and accessories and general merchandise	124,109	98,749
Inventory at lower of FIFO cost or market	381,831	316,524
Excess of FIFO over LIFO cost	32,134	28,726
	$349,697	$287,798

Inventory obsolescence reserves deducted from FIFO cost were $16.3 million and $15.3 million as of December 31, 2007 and 2006, respectively.

Property, plant and equipment, at cost (in thousands):

	2007	2006
Land and related improvements	$49,923	$49,126
Buildings and related improvements	392,307	378,150
Machinery and equipment	2,040,476	1,956,935
Construction in progress	275,238	148,292
	2,757,944	2,532,503
Less: accumulated depreciation	1,697,354	1,508,034
	$1,060,590	$1,024,469

Accrued liabilities (in thousands):

	2007	2006
Payroll, performance incentives and related expenses	$151,524	$145,575
Warranty and recalls	70,523	66,385
Sales incentive programs	78,302	83,524
Income taxes	19,498	49,668
Fair value of derivative financial instruments	34,414	28,076
Other	130,675	106,481
	$484,936	$479,709

2.  Additional Balance Sheet and Cash Flow Information (continued)

Components of accumulated other comprehensive loss, net of tax (in thousands):

	2007	2006
Cumulative foreign currency translation adjustment	$59,183	$28,430
Unrealized gain on investment in retained securitization interest	16,167	28,112
Unrealized net loss on derivative financial instruments	(19,257)	(6,287)
Unrealized net loss on marketable securities	(76)	(1,328)
Unrecognized pension and postretirement benefit plan liabilities	(193,275)	(255,589)
	$(137,258)	$(206,662)

Cash Flow Information:

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	2007	2006	2005
Cash flows from operating activities:
Net income	$933,843	$1,043,153	$959,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204,172	213,769	205,705
Provision for employee long-term benefits	75,683	80,179	71,461
Stock compensation expense	20,974	21,446	22,974
Gain on current year securitizations	(36,033)	(32,316)	(46,581)
Net change in wholesale finance receivables	22,816	(159,886)	(161,342)
Origination of retail finance receivables held for sale	(2,919,937)	(2,772,733)	(2,447,320)
Collections on retail finance receivables held for sale	110,756	112,131	124,462
Proceeds from securitization of retail finance receivables	2,486,780	2,303,562	2,450,920
Contributions to pension and postretirement plans	(15,302)	(13,512)	(296,859)
Deferred income taxes	(60,529)	(39,768)	48,165
Foreign currency adjustments	(14,581)	(7,975)	18,688
Other, net	38,014	32,535	31,996
Changes in current assets and liabilities:
Accounts receivable, net	(26,449)	(16,361)	(11,556)
Finance receivables - accrued interest and other	(19,680)	(23,442)	(16,252)
Inventories	(48,019)	(54,352)	(6,366)
Accounts payable and accrued liabilities	48,157	76,058	24,810
Other	(2,519)	(708)	(9,895)
Total adjustments	(135,697)	(281,373)	3,010
Net cash provided by operating activities	$798,146	$761,780	$962,614

2.  Additional Balance Sheet and Cash Flow Information (continued)

Cash paid during the period for interest and income taxes (in thousands):

	2007	2006	2005
Interest	$81,474	$57,990	$34,417
Income taxes	$568,815	$602,347	$471,613

Interest paid represents interest payments of HDFS which are included in financial services expense.

Non-cash investing activity during the period (in thousands):

	2007	2006	2005
Investment in retained securitization interests received in connection with securitizations during the year	$170,173	$156,955	$176,640

3.  Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail loans, primarily for the purchase of motorcycles, and providing insurance and insurance related programs principally to Harley-Davidson and Buell dealers and their retail customers.  HDFS conducts business in the United States, Canada and Europe and is responsible for all credit and collection activities for the Company’s U.S. dealer receivables, its Canadian distributor receivables and the majority of its European dealer receivables.

The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2007	2006	2005
Interest income	$196,803	$167,504	$129,869
Income from securitizations	97,576	111,177	123,136
Other income	121,817	106,210	78,613
Financial services income	416,196	384,891	331,618

Interest expense	81,475	59,761	36,154
Operating expenses	122,552	114,406	103,844
Financial services expenses	204,027	174,167	139,998
Operating income from financial services	$212,169	$210,724	$191,620

Financial Services interest income includes approximately $27.7 million, $23.6 million and $16.0 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2007, 2006 and 2005, respectively.  This interest was paid on behalf of HDMC’s independent dealers as a way to manage seasonal increases in inventory.  The offsetting cost of these interest incentives was recorded as a reduction to net revenue.

Income from securitizations includes gains on current year securitization transactions of $36.0 million, $32.3 million and $46.6 million during 2007, 2006 and 2005, respectively, and income on investment in retained securitization interests of $61.6 million, $78.9 million and $76.6 million during 2007, 2006 and 2005, respectively.

3.  Financial Services (continued)

Finance Receivables:

Finance receivables held for investment at December 31 for the past five years were as follows (in thousands):

	2007	2006	2005	2004	2003
Wholesale
United States	$1,132,748	$1,206,753	$1,040,220	$870,640	$690,662
Europe	86,947	66,421	59,960	73,231	91,987
Canada	108,756	65,538	50,097	51,945	59,171
Total wholesale	1,328,451	1,338,712	1,150,277	995,816	841,820

Retail
United States	485,579	409,788	319,856	287,841	233,079
Canada	228,850	174,894	149,597	120,217	92,740
Total retail	714,429	584,682	469,453	408,058	325,819
	2,042,880	1,923,394	1,619,730	1,403,874	1,167,639
Allowance for credit losses	30,295	27,283	26,165	30,277	31,311
	2,012,585	1,896,111	1,593,565	1,373,597	1,136,328
Investment in retained securitization interests	407,742	384,106	349,659	282,187	254,409
	$2,420,327	$2,280,217	$1,943,224	$1,655,784	$1,390,737

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2007	2006	2005	2004	2003
Retail
United States	$781,280	$547,106	$299,373	$456,516	$347,112

HDFS has cross-border outstandings to Canada as of December 31, 2007, 2006 and 2005 of $92.2 million, $61.1 million and $51.7 million, respectively.

HDFS provides wholesale financing to the Company’s independent dealers.  Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S., Canada and Europe.

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada.  The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers.  Retail loans consist of secured promissory notes and installment loans.  HDFS either holds titles or liens on titles to vehicles financed by promissory notes and installment loans.  As of December 31, 2007 approximately 12% of gross outstanding finance receivables were originated in Canada and as of December 31, 2006 approximately 10% were originated in California.

At December 31, 2007 and 2006, unused lines of credit extended to HDFS’ wholesale finance customers totaled $994.3 million and $782.8 million, respectively.  Approved but unfunded retail finance loans totaled $458.4 million and $593.5 million at December 31, 2007 and 2006, respectively.

3.  Financial Services (continued)

Finance Receivables (continued):

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent dealers and are generally contractually due within one year.  Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers.  On December 31, 2007, contractual maturities of finance receivables held for investment (excluding retained securitization interests) were as follows (in thousands):

	United States	Europe	Canada	Total
2008	$1,172,396	$86,947	$136,449	$1,395,792
2009	29,819	—	29,690	59,509
2010	32,922	—	33,199	66,121
2011	36,360	—	37,123	73,483
2012	40,174	—	41,511	81,685
Thereafter	306,639	—	59,651	366,290
Total	$1,618,310	$86,947	$337,623	$2,042,880

As of December 31, 2007, all finance receivables due after one year were at fixed interest rates.

The allowance for credit losses is comprised of individual components relating to wholesale and retail finance receivables.  Changes in the allowance for credit losses for the years ended December 31 were as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$27,283	$26,165	$30,277
Provision for finance credit losses	11,252	5,962	3,263
Charge-offs, net of recoveries	(8,240)	(4,844)	(7,375)
Balance at end of year	$30,295	$27,283	$26,165

The carrying value of retail and wholesale finance receivables contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2007	2006	2005	2004	2003
United States	$6,205	$4,476	$2,574	$1,906	$2,012
Canada	1,759	1,561	1,442	994	639
Europe	386	452	283	3,688	4,126
Total	$8,350	$6,489	$4,299	$6,588	$6,777

Securitization Transactions:

During 2007, 2006 and 2005, the Company sold $2.53 billion, $2.33 billion and $2.48 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPEs (see Note 1).  These sales resulted in cash proceeds of $2.49 billion, $2.30 billion and $2.45 billion during 2007, 2006 and 2005, respectively.  The Company retains an interest in excess cash flows, servicing rights and cash reserve account deposits, collectively referred to as investment in retained securitization interests.  The total securitization interests retained during the year for the last three years are disclosed under non-cash investing activities in Note 2.  In conjunction with current and prior year sales, HDFS had investments in retained securitization interests of $407.7 million and $384.1 million at December 31, 2007 and 2006, respectively.  The Company receives annual servicing fees approximating 1% of the outstanding securitized retail loans.  HDFS serviced $4.67

3.  Financial Services (continued)

Securitization Transactions (continued):

billion and $4.28 billion of securitized retail loans as of December 31, 2007 and 2006, respectively.

The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors.  Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits.  These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests.  Investors do not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due.  Retained securitization interests are recorded at fair value.  Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain or loss on current year securitizations are credit losses, prepayments and discount rate.

At the date of the transaction, the following weighted-average key assumptions were used to calculate the gain on securitizations completed in 2007, 2006 and 2005:

	2007	2006	2005
Prepayment speed (Single Monthly Mortality)	2.27%	2.47%	2.50%
Weighted-average life (in years)	1.97	1.96	1.93
Expected cumulative net credit losses	3.73%	2.84%	2.60%
Residual cash flows discount rate	12.00%	12.00%	12.00%

As of December 31, 2007 and 2006, respectively, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

	2007	2006
Prepayment speed (Single Monthly Mortality)	2.17%	2.40%
Weighted-average life (in years)	2.07	2.06
Expected cumulative net credit losses	3.89%	2.99%
Residual cash flows discount rate	12.00%	12.00%

3.  Financial Services (continued)

Securitization Transactions (continued):

Expected cumulative net credit losses are a key assumption in the valuation of retained securitization interests. As of December 31, 2007, 2006 and 2005, respectively, weighted-average expected net credit losses for all active securitizations were 3.89%, 2.99% and 2.57%.  The table below summarizes, as of December 31, 2007, 2006 and 2005, respectively, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected weighted-average cumulative net credit losses (%) as of :	Loans securitized in
	2007	2006	2005	2004	2003
December 31, 2007	3.88%	4.00%	4.13%	3.48%	2.66%
December 31, 2006	—	3.00%	3.15%	2.93%	2.53%
December 31, 2005	—	—	2.60%	2.60%	2.52%

During 2007, the Company recorded an impairment charge of $9.9 million on its investment in retained securitization interests.  During 2007, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment.  This impairment was considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value.  The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios, partially offset by a slowing in actual and expected prepayment speeds.  This charge was recorded as a reduction of financial services income.

Detailed below at December 31, 2007 and 2006, is the sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for all retained securitization interests (dollars in thousands):

	2007	2006
Carrying amount/fair value of retained interests	$407,742	$384,106
Weighted-average life (in years)	2.07	2.06

Prepayment speed assumption (monthly rate)	2.17%	2.40%
Impact on fair value of 10% adverse change	$(7,900)	$(9,000)
Impact on fair value of 20% adverse change	$(15,400)	$(17,500)

Expected cumulative net credit losses	3.89%	2.99%
Impact on fair value of 10% adverse change	$(36,400)	$(24,400)
Impact on fair value of 20% adverse change	$(72,700)	$(48,800)

Residual cash flows discount rate (annual)	12.00%	12.00%
Impact on fair value of 10% adverse change	$(7,500)	$(7,000)
Impact on fair value of 20% adverse change	$(14,700)	$(13,900)

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

3.  Financial Services (continued)

Securitization Transactions (continued):

In reality, changes in one factor may contribute to changes in another, which may magnify or counteract the sensitivities.  Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Proceeds from new securitizations	$2,486,780	$2,303,562
Servicing fees received	45,478	43,809
Other cash flows received on retained interests	162,556	166,760
10% clean-up call repurchase option	(90,506)	(104,023)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS.  As of December 31, 2007 and 2006, managed retail motorcycle loans totaled $5.80 billion and $5.11 billion, respectively, of which $4.67 billion and $4.28 billion, respectively, were securitized.  The principal amount of managed retail motorcycle loans 30 days or more past due was $324.9 million and $246.1 million at December 31, 2007 and 2006, respectively.  Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory.  Credit losses, net of recoveries, of the managed retail motorcycle loans were $106.5 million, $68.1 million and $53.0 million during 2007, 2006 and 2005, respectively.

Finance Debt:

HDFS’ debt as of December 31 consisted of the following (in thousands):

	2007	2006
Commercial paper	$842,618	$894,250
Credit facilities	256,531	191,866
	1,099,149	1,086,116
Medium-term notes	1,000,806	586,375
Senior subordinated notes	—	30,000
	$2,099,955	$1,702,491

Credit Facilities – HDFS has a $1.40 billion revolving credit facility (Global Credit Facility) that is primarily used to provide liquidity to the unsecured commercial paper program and to fund domestic and foreign operations.  Subject to certain limitations, HDFS has the option to borrow in various currencies.  Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance.  The Global Credit Facility is a committed facility due in September 2009 and HDFS pays a fee for its availability.

Commercial Paper – Subject to limitations, HDFS may issue commercial paper of up to $1.40 billion. Maturities may range up to 365 days from the issuance date.  Outstanding commercial paper may not exceed the unused portion of the Global Credit Facility. As a result, the combined total of commercial paper and borrowings under the Global Credit Facility was limited to $1.40 billion as of December 31, 2007 and 2006.  The weighted-average interest rate of outstanding commercial paper balances was 4.61% and 5.20% at December 31, 2007 and 2006, respectively.  The December 31, 2007 and 2006 weighted-average interest rates include the impact of interest rate swap agreements.

3.  Financial Services (continued)

Finance Debt (continued):

Medium-Term Notes – In December 2007, HDFS issued $400.0 million of 5.25% medium-term notes due December 2012.  HDFS also has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.00% medium-term notes which are due in December 2010 (all three issuances are collectively referred to as “Notes”).  The Notes provide for semi-annual interest payments and principal due at maturity.  HDFS entered into swap agreements, the effect of which is to convert the interest rates on $550.0 million of the Notes from fixed rates to floating rates, which are based on 3-month LIBOR.  The weighted-average interest rates on the Notes for the years ended December 31, 2007 and 2006 were 5.60% and 5.28%, respectively, which include the impact of interest rate swap agreements.  At December 31, 2007 and 2006, the Notes reflect a $1.3 million increase and a $13.6 million decrease, respectively, due to fair value adjustments related to the impact of the interest rate swap agreements.

Senior Subordinated Debt – At December 31, 2006, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding which were due in December 2007.  In December 2007, the notes matured and the principal and accrued interest was paid in full.

Intercompany Borrowings – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest.  As of December 31, 2007 and 2006, HDFS had no borrowings owed to the Company under the revolving credit agreement.

The Company has classified the $603.3 million of medium-term notes as long-term finance debt at December 31, 2007. Additionally, the Company has classified $376.7 million related to its Commercial Paper and its Global Credit Facilities as long-term finance debt as of December 31, 2007.  This amount has been excluded from current liabilities because it is supported by the Global Credit Facility and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain certain financial covenants.  Support may be provided either as capital contributions or loans at the Company’s option.  No amount has ever been provided to HDFS under the support agreement.

Operating and Financial Covenants – HDFS is subject to various operating and financial covenants related to the Global Credit Facilities and Notes.  The more significant covenants are further described below.

The operating covenants limit HDFS’ ability to:

•                  incur certain additional indebtedness;

•                  assume or incur certain liens;

•                  participate in a merger, consolidation, liquidation or dissolution; and

•                  purchase or hold margin stock.

Under the Global Credit Facility financial covenants, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 9.0 to 1.0 and HDFS must maintain a minimum consolidated tangible net worth of $300.0 million.  No financial covenants are required under the Notes.

At December 31, 2007, HDFS remained in compliance with all of these covenants.

4.  Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$510,299	$531,655	$421,760
State	27,076	74,942	47,605
Foreign	35,229	15,109	10,501
	572,604	621,706	479,866
Deferred:
Federal	(51,903)	(22,451)	47,718
State	(5,089)	(20,594)	4,577
Foreign	(1,636)	2,426	(4,006)
	(58,628)	(40,619)	48,289
Total	$513,976	$581,087	$528,155

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2007	2006	2005
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	2.4	2.3
Domestic manufacturing deduction	(1.3)	(0.7)	(0.4)
Research and development credit	(0.4)	(0.4)	(0.6)
Other	0.7	(0.5)	(0.8)
Provision for income taxes	35.5%	35.8%	35.5%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2007	2006
Deferred tax assets:
Accruals not yet tax deductible	$71,056	$71,749
Pension and postretirement benefit plan obligations	64,575	77,639
Stock compensation	16,254	10,268
Other, net	91,733	70,894
	243,618	230,550
Deferred tax liabilities:
Depreciation, tax in excess of book	(71,233)	(85,673)
Unrealized gain on investment in retained securitization interests	(8,782)	(15,271)
Other, net	(5,949)	(13,231)
	(85,964)	(114,175)
Total	$157,654	$116,375

4.  Income Taxes (continued)

As discussed in Note 1, the Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $16.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 retained earnings.  The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

2007
Unrecognized tax benefits, beginning of period	$70,959
Increase in unrecognized tax benefits for tax positions taken in a prior period	1,745
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(4,820)
Increase in unrecognized tax benefits for tax positions taken in the current period	6,529
Settlements with taxing authorities	(1,894)
Unrecognized tax benefits, end of period	$72,519

The amount of unrecognized tax benefits as of December 31, 2007 that, if recognized, would affect the effective tax rate was $51.6 million.

The total amount of interest and penalties recognized during 2007 in the Company’s Consolidated Statements of Income was $4.3 million.

The total amount of interest and penalties recognized at December 31, 2007 in the Company’s Consolidated Balance Sheets was $17.1 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ended December 31, 2008.  However, the Company is under regular audit by tax authorities.  The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments.  Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions.  The Company is no longer subject to income tax examinations for any significant tax jurisdiction for years before 1998.

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

5.  Commitments and Contingencies (continued)

Shareholder Lawsuits (continued):

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

5.  Commitments and Contingencies (continued)

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

5.  Commitments and Contingencies (continued)

Environmental Matters (continued):

In July 2005, the York facility was designated as the first site in Pennsylvania to be addressed under the “One Cleanup Program.”  The program provides a more streamlined and efficient oversight of voluntary remediation by both PADEP and EPA and will be carried out consistent with the Agreement with the Navy.  As a result, the RCRA facility lead agreement has been superseded.

Although the RI/FS is still under way and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $7.2 million.  The Company has established reserves for this amount, which are included in Accrued Liabilities in the Consolidated Balance Sheets.

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company has agreed to indemnify Utilimaster Corporation, until December 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million.  Based on the environmental studies performed, the Company does not expect to incur any material expenditures under this indemnification.

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

Pension benefits are based primarily on years of service and, for certain plans, levels of compensation. Employees are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company.  Some of the plans require employee contributions to partially offset benefit costs.

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

6.  Employee Benefit Plans and Other Postretirement Benefits (continued)

Obligations and Funded Status:

The information following provides detail of changes in the benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s September 30 measurement date (in thousands):

	Pension and SERPA		Postretirement Healthcare Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, October 1	$976,712	$963,824	$324,985	$298,340
Service cost	51,647	48,829	12,880	12,944
Interest cost	59,762	52,625	19,579	16,074
Plan amendments	3,604	—	—	—
Actuarial (gains) losses	(32,179)	(67,058)	(11,814)	9,230
Plan participant contributions	7,019	7,156	464	306
Benefits paid, net of Medicare Part D subsidy	(32,930)	(28,664)	(13,955)	(11,909)
Benefit obligation, September 30	1,033,635	976,712	332,139	324,985

Change in plan assets:
Fair value of plan assets, October 1	982,102	922,238	119,829	109,261
Actual return on plan assets	110,670	80,358	16,251	10,568
Company contributions	1,004	1,014	13,467	12,108
Plan participant contributions	7,019	7,156	464	306
Benefits paid	(32,930)	(28,664)	(13,931)	(12,414)
Fair value of plan assets, September 30	1,067,865	982,102	136,080	119,829

Funded status of the plans:
Benefit obligation under (over) plan assets	34,230	5,390	(196,059)	(205,156)
Prepaid (accrued) benefit cost, September 30	34,230	5,390	(196,059)	(205,156)
Fourth quarter contributions	1,207	—	3,094	3,536
Prepaid (accrued) benefit cost, December 31	$35,437	$5,390	$(192,965)	$(201,620)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other current liabilities)	$(2,893)	$(2,045)	$(434)	$(494)
Accrued benefit liability (other long-term liabilities)	(51,551)	(47,916)	(192,531)	(201,126)
Prepaid benefit cost (other long-term assets)	89,881	55,351	—	—
Net amount recognized	$35,437	$5,390	$(192,965)	$(201,620)

6.  Employee Benefit Plans and Other Postretirement Benefits (continued)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Healthcare Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$51,647	$48,829	$40,371	$12,880	$12,944	$10,536
Interest cost	59,762	52,625	49,944	19,579	16,074	14,738
Expected return on plan assets	(80,835)	(76,415)	(62,566)	(9,984)	(9,112)	(4,430)
Amortization of unrecognized:
Prior service cost (credit)	6,691	6,997	7,036	(1,123)	(1,123)	(1,317)
Net loss	11,675	17,640	13,060	6,938	6,515	4,994
Net periodic benefit cost	$48,940	$49,676	$47,845	$28,290	$25,298	$24,521

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2007 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$23,422	$(5,124)	$18,298
Net actuarial loss	105,673	69,304	174,977
	$129,096	$64,180	$193,275

Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year the ended December 31, 2008 are as follows (in thousands):

	Pension and	Postretirement
	SERPA	Healthcare Benefits	Total
Prior service cost (credit)	$3,810	$(695)	$3,115
Net actuarial loss	3,921	3,380	7,300
	$7,731	$2,685	$10,415

6.  Employee Benefit Plans and Other Postretirement Benefits (continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligations as of September 30 and weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30 are as follows:

	Pension and SERPA			Postretirement Healthcare Benefits
	2007	2006	2005	2007	2006	2005
Assumptions for benefit obligations:
Discount rate	6.30%	5.90%	5.50%	6.30%	5.90%	5.50%
Rate of compensation	4.00%	3.33%	3.20%	n/a	n/a	n/a

Assumptions for net periodic benefit cost:
Discount rate	5.90%	5.50%	6.25%	5.90%	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.33%	3.20%	3.50%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value.  The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels.  This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels.  The total ABO for all the Company’s pension and SERPA plans combined was $976.7 million and $925.8 million as of September 30, 2007 and 2006, respectively.

The following table summarizes information related to Company pension plans with a PBO in excess of the fair value of plan assets as of September 30 (in millions):

	2007	2006
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$299.3	$284.0
Fair value of plan assets	$287.3	$270.3
Number of plans	1	1

There were no pension plans with ABOs in excess of fair value of plan assets as of September 30, 2007 and 2006.

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $43.6 million and $37.5 million, respectively, as of September 30, 2007 and $36.2 million and $33.1 million, respectively, as of September 30, 2006.

6.  Employee Benefit Plans and Other Postretirement Benefits (continued)

Plan Assets:

The Company’s asset allocations at September 30, 2007 and 2006, by asset category are as follows (in thousands):

	Pension		Postretirement Healthcare Benefits
	2007	2006	2007	2006
Equity securities (excluding Company stock)	75%	66%	80%	76%
Debt securities	13	15	10	17
Company common stock	6	11	—	—
Other	1	6	0	7
Cash	5	2	10	0
	100%	100%	100%	100%

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations.  The Company’s targeted asset allocation ranges at September 30, 2007 as a percentage of total market value were as follows: equity securities, 60% to 80%; debt securities, 10% to 20%; other, 10% to 15%; and Company stock, not to exceed 25%.  Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The fair value of pension plan assets was $1.05 billion and $1.03 billion as of December 31, 2007 and 2006, respectively.  Included in the pension plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2007 and 2006.  The market value of these shares at December 31, 2007 and 2006 was $59.5 million and $89.8 million, respectively.

The fair value of postretirement healthcare plan assets was $134.2 million and $125.5 million as of December 31, 2007 and December 31, 2006, respectively.

No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008.

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

Postretirement Healthcare Cost:

The weighted-average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2007	2006
Healthcare cost trend rate for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2011

6.  Employee Benefit Plans and Other Postretirement Benefits (continued)

Postretirement Healthcare Cost (continued):

This healthcare cost trend rate assumption can have a significant effect on the amounts reported.  A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2007	$711	$(722)
Accumulated benefit obligation as of September 30, 2007	$12,375	$(11,663)

Future Contributions and Benefit Payments:

The Company does not expect to make additional contributions to further fund its pension and postretirement healthcare plans during 2008 beyond the amount of current benefit payments for SERPA and postretirement healthcare plans.  During 2008, the Company expects to continue its practice of funding the SERPA and    postretirement healthcare plans in amounts equal to benefits paid during the year.  The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2008	$37,907	$3,161	$18,293	$845
2009	40,262	3,422	22,312	987
2010	42,748	4,974	24,374	1,148
2011	45,223	4,584	26,542	1,310
2012	48,048	5,963	28,091	1,515
2013-2017	282,805	19,051	160,296	11,053

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees.  Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option.  The Company expensed $11.7 million, $8.8 million and $7.5 million for matching contributions during 2007, 2006 and 2005, respectively.

7.  Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value.  There were 238.5 million and 258.1 million common shares outstanding as of December 31, 2007 and 2006, respectively.

During 2007, 2006 and 2005, the Company repurchased 20.4 million, 19.3 million and 21.4 million shares of its common stock at weighted-average prices of $56, $55 and $49, respectively.  These repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining
Board of Directors’ Authorization	2007	2006	2005	at December 31, 2007
1997 Authorization	0.7	2.1	1.4	4.3
2004 Authorization	—	—	20.0	—
2005 Authorization	2.8	17.2	—	—
2006 Authorization	16.9	—	—	3.1
2007 Authorization	—	—	—	20.0
Total	20.4	19.3	21.4	27.4

1997 Authorization – The Company has an authorization from its Board of Directors (originally adopted December 1997) to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, plus (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.

2004 Authorization – In April 2004, the Company received a separate authorization from its Board of Directors which provided for the repurchase of up to 20.0 million shares of its common stock and contained no dollar limit or expiration date.  This authorization was exhausted during 2005.

2005 Authorization – In April 2005, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  This authorization was exhausted during 2007.

2006 Authorization – In October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  There are 3.1 million shares remaining under this authorization at December 31, 2007.

2007 Authorization – In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.  No repurchases have been made under this authorization as of the end of 2007.

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

8.  Stock Compensation

The Company has a stock compensation plan which was approved by its Shareholders in April 2004 (Plan) under which the Board of Directors may grant to employees equity awards including nonqualified stock options and shares of nonvested stock.  The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant.  The options expire 10 years from the date of grant.  Shares of nonvested stock that have been issued under the Plan generally vest over periods ranging from 3 to 5 years with certain of the shares subject to accelerated vesting should the Company meet certain performance conditions.  Dividends are paid on shares of nonvested stock.  At December 31, 2007, there were 10.2 million shares of common stock available for future awards under the Plan.

8.  Stock Compensation (continued)

Stock Options:

The Company estimates the fair value of its option awards granted using a lattice-based option valuation model.  The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model.  Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options.  The Company used implied volatility to determine the expected volatility of its stock in 2007.  In 2006 and 2005, expected volatilities were based on the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Assumptions used in calculating the lattice-based fair value of options granted during 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Expected average term (in years)	5.1	5.7	4.5
Expected volatility	21% - 24%	23% - 34%	16% - 36%
Weighted average volatility	22%	30%	30%
Expected dividend yield	1.4%	1.2%	0.8%
Risk-free interest rate	4.7% - 5.1%	4.4% - 4.7%	2.4% - 4.1%

The following table summarizes the stock option transactions for the years ended December 31 (in thousands except for per share amounts):

		2007		2006		2005
		Weighted-		Weighted-		Weighted-
	2007	Average	2006	Average	2005	Average
	Options	Price	Options	Price	Options	Price
Options outstanding at January 1	4,119	$49	6,785	$45	6,895	$41
Options granted	791	$69	689	$52	905	$60
Options exercised	(498)	$43	(3,113)	$40	(938)	$33
Options forfeited	(176)	$58	(242)	$52	(77)	$51
Options outstanding at December 31	4,236	$53	4,119	$49	6,785	$45
Exercisable at December 31	2,444	$47	2,046	$44	4,159	$40

Weighted-average fair value of options granted during the year	$15		$15		$16

8.  Stock Compensation (continued)

Stock Options (continued):

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2007	2006	2005
Exercised	$12,010	$77,415	$23,355
Outstanding	$9,613	$90,359	$46,564
Exercisable	$9,613	$53,292	$47,594

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options.  The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 7.

Stock options outstanding at December 31, 2007 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	0.2	37	$16
$20.01 to $30	1.1	92	$26
$30.01 to $40	2.3	221	$35
$40.01 to $50	4.8	883	$42
$50.01 to $60	6.5	1,643	$52
$60.01 to $70	8.2	1,360	$65
Options outstanding	6.3	4,236	$53
Options exercisable	5.0	2,444	$47

Nonvested Stock:

The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date.  The following table summarizes the nonvested share transactions for the years ended December 31 (in thousands except for per share amounts):

	2007 Nonvested Shares	2007 Fair Value Per Share	2006 Nonvested Shares	2006 Fair Value Per Share	2005 Nonvested Shares	2005 Fair Value Per Share
Nonvested at January 1	347	$54	112	$60	—	—
Granted	385	$60	253	$52	115	$60
Vested	(16)	$64	—	—	—	—
Forfeited	(29)	$60	(18)	$52	(3)	$60
Nonvested at December 31	687	$57	347	$54	112	$60

As of December 31, 2007, there was $23.8 million of unrecognized compensation cost related to nonvested stock that is expected to be recognized over a weighted-average period of 2.3 years.

9.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2007	2006	2005
Numerator:
Net income used in computing basic and diluted earnings per share	$933,843	$1,043,153	$959,604
Denominator:
Denominator for basic earnings per share- weighted-average common shares	249,205	264,453	280,303
Effect of dilutive securities - employee stock compensation plan	677	820	732
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	249,882	265,273	281,035

Options to purchase 1.4 million, 1.9 million and 2.6 million weighted-average shares of common stock outstanding during 2007, 2006 and 2005, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, finance receivables held for sale, trade payables, finance debt, foreign currency contracts and interest rate swaps.

Cash and Cash Equivalents, Trade Receivables and Trade Payables – The book values for these amounts are estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities – The carrying value of marketable securities approximates fair value.  The fair value of marketable securities is based primarily on quoted market prices.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables, Net – The carrying value of retail finance receivables approximates fair value.  The carrying value of wholesale finance receivables approximates fair value because they are either short-term or have interest rates that adjust with changes in market interest rates.

The fair value of investment in retained securitization interests is estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions.  Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables Held for Sale – The carrying value of finance receivables held for sale approximates fair value as finance receivables held for sale are held for only a short period of time prior to being securitized.

10. Fair Value of Financial Instruments (continued)

Finance Debt – The carrying value of debt provided under the credit facilities approximates fair value since the interest rates charged under this facility are tied directly to market rates and fluctuate as market rates change.  The carrying value of commercial paper approximates fair value due to their short maturity.

The fair value of the Medium-Term Notes issued during 2007 is estimated based upon rates currently available for debt with similar terms and remaining maturities.  The remaining Medium-Term Notes are carried at fair value and include a fair value adjustment due to the interest rate swap agreement, designated as a fair value hedge, which effectively converts a portion of the note from a fixed to a floating rate.

Foreign Currency Contracts – During 2007 and 2006, the Company utilized foreign currency contracts to hedge its sales transactions denominated in the Euro.  The foreign currency contracts were designated as cash flow hedges and generally had lives less than one year.  The Company bases the fair value of its foreign currency contracts on quoted market prices.  Information related to the Company’s foreign currency contracts as of December 31 is as follows (in millions):

	2007	2006
Euro value	€170.0	€280.0
Notional U.S. dollar value	$227.8	$360.3
Fair value of contracts recorded as current liabilities	$(20.2)	$(12.4)
Unrealized loss recorded in accumulated other comprehensive loss, net of tax	$(11.4)	$(7.5)

The effectiveness of these hedges is measured based on changes in fair value of the contract attributable to changes in the forward exchange rate.  During 2007 and 2006, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material.  During 2007, net losses on foreign currency contracts reclassified from other comprehensive income and recognized in earnings totaled $21.5 million, or $13.3 million net of tax.  The Company expects that the unrealized losses, net of taxes, as of December 31, 2007, of $11.4 million will be reclassified to earnings within one year.  Realized gains and losses on foreign currency contracts are recorded in cost of goods sold and the related cash flows are included in cash flows from operations.

Interest Rate Swaps - Securitization Transactions – During 2007 and 2006, HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions.  These interest rate derivatives are designated as cash flow hedges and generally have a life of less than six months.  Information related to these swap agreements as of December 31 is as follows (in millions):

	2007	2006
Notional value	$535.9	$501.5
Fair value of swaps recorded as current (liabilities) assets	$(6.7)	$0.3
Unrealized (loss) gain recorded in accumulated other comprehensive loss, net of tax	$(3.9)	$0.2

During 2007 and 2006, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material.  During 2007, net losses on securitization related interest rate swaps reclassified from other comprehensive income and recognized in earnings totaled $4.5 million, or $2.9 million net of tax.  HDFS expects to reclassify $3.9 million of the unrealized losses, net of taxes, as of December 31, 2007, to earnings within one year when HDFS completes a securitization of retail motorcycle loans.

10. Fair Value of Financial Instruments (continued)

Interest Rate Swaps – Securitization Transactions (continued):

During 2007, HDFS entered into derivative contracts to facilitate its third quarter securitization transaction.  These derivatives do not qualify for hedge accounting treatment and have a life of one to five years.  Changes in the fair value of these derivatives are recognized in current period earnings within other operating expenses.  Information related to these derivative contracts as of December 31 is as follows (in millions):

2007
Notional value	$700.0
Fair value of swaps recorded as current liabilities	$(0.1)
Unrealized loss recorded in earnings, net of tax	$(0.1)

Interest Rate Swaps - Commercial Paper – In June 2007, HDFS entered into an amortizing $175.0 million interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for a period of five years, ending in 2012.  This replaced a $150.0 million swap agreement, which expired in June 2007.  HDFS entered into a $50.0 million interest rate swap agreement in 2004 which expires in March 2008 that also effectively converts a portion of its floating-rate debt to a fixed-rate basis.  The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2007 and 2006, the agreements were designated as cash flow hedges.  Information related to the swap agreements as of December 31 is as follows (in millions):

	2007	2006
Notional value	$204.2	$200.0
Fair value of swaps recorded as current (liabilities) assets	$(6.2)	$3.7
Unrealized (loss) gain recorded in accumulated other comprehensive loss, net of tax	$(4.0)	$2.3

During 2007 and 2006, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was not material.  During 2007, net gains on commercial paper related interest rate swaps reclassified from other comprehensive income and recognized in earnings totaled $3.1 million, or $2.0 million net of tax.  HDFS expects to reclassify $1.5 million of the unrealized loss, net of taxes, as of December 31, 2007, to earnings within one year.  The unrealized gains will be offset by the payment of variable interest associated with the floating rate debt.

Interest Rate Swaps - Medium-Term Notes – During 2005 and 2003, HDFS entered into interest rate swap agreements that effectively convert a portion of its fixed-rate debt to a floating-rate basis for a period of five years.  The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense.  As of December 31, 2007 and 2006, the agreements were designated as fair value hedges.  During 2007 and 2006, the hedges were highly effective and, as a result, there was no ineffectiveness recognized on these hedges during the year.  Information related to these swap agreements as of December 31 is as follows (in millions):

	2007	2006
Notional value	$550.0	$550.0
Fair value of swaps recorded as current assets (liabilities)	$1.3	$(13.6)

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

The Motorcycles segment consists primarily of the group of companies doing business as Harley-Davidson Motor Company and Buell Motorcycle Company.  The Motorcycles segment designs, manufactures and sells primarily heavyweight (engine displacement of 651+cc) touring, custom, standard and sport motorcycles and a broad range of related products which include motorcycle parts and accessories and general merchandise.

The Financial Services segment consists of Harley-Davidson Financial Services.  HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers. HDFS conducts business in the United States, Canada and Europe.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2007	2006	2005
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$5,726,848	$5,800,686	$5,342,214
Financial Services income	416,196	384,891	331,618
	$6,143,044	$6,185,577	$5,673,832

Income from operations:
Motorcycles	$1,230,643	$1,408,990	$1,294,816
Financial Services	212,169	210,724	191,620
General corporate expenses	(17,251)	(22,561)	(21,474)
	$1,425,561	$1,597,153	$1,464,962

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Corporate	Consolidated
2007
Total assets	$1,804,202	$3,447,075	$405,329	$5,656,606
Depreciation	197,655	6,517	—	204,172
Net capital expenditures	232,139	9,974	—	242,113

2006
Total assets	$1,683,724	$2,951,896	$896,530	$5,532,150
Depreciation	205,954	7,815	—	213,769
Net capital expenditures	209,055	10,547	—	219,602

2005
Total assets	$1,845,802	$2,363,235	$1,046,172	$5,255,209
Depreciation	198,833	6,872	—	205,705
Net capital expenditures	188,078	10,311	—	198,389

11. Business Segments and Foreign Operations (continued)

Geographic Information:

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2007	2006	2005
Motorcycles net revenue(a):
United States	$4,208,016	$4,618,997	$4,338,709
Europe	790,150	621,069	536,992
Japan	229,759	207,884	196,167
Canada	230,230	188,993	143,204
Australia	162,689	82,792	64,063
Other foreign countries	106,004	80,951	63,079
	$5,726,848	$5,800,686	$5,342,214
Financial Services income(a):
United States	$381,001	$356,539	$308,341
Europe	13,638	11,034	9,135
Canada	21,557	17,318	14,142
	$416,196	$384,891	$331,618

Long-lived assets(b):
United States	$1,173,169	$1,139,846	$1,450,278
Other foreign countries	66,988	56,214	38,002
	$1,240,157	$1,196,060	$1,488,280

  (a)  Net revenue and income is attributed to geographic regions based on location of customer.

  (b)  Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

12. Related Party Transactions

The Company has the following material related party transactions.  A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada.  During 2007, 2006 and 2005, the Company recorded revenue and financial services income from Deeley Imports of $231.9 million, $187.7 million and $145.1 million, respectively, and had accounts receivables balances due from Deeley Imports of $42.6 million and $21.0 million at December 31, 2007 and 2006, respectively.  All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Apr 1, 2007	Mar 26, 2006	July 1, 2007	June 25, 2006	Sep 30, 2007	Sep 24, 2006	Dec 31, 2007	Dec 31, 2006
Net revenue	$1,178.9	$1,285.1	$1,620.2	$1,377.0	$1,541.4	$1,635.9	$1,386.3	$1,502.7
Gross profit	423.0	493.2	605.2	516.3	591.4	652.3	494.5	571.0
Income before taxes	298.2	366.5	450.4	380.4	410.8	488.6	288.4	388.7
Net income	192.3	234.6	290.5	243.4	265.0	312.7	186.0	252.5

Earnings per common share:
Basic	$0.75	$0.86	$1.15	$0.91	$1.07	$1.20	$0.78	$0.98
Diluted	$0.74	$0.86	$1.14	$0.91	$1.07	$1.20	$0.78	$0.97

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information included or to be included in the Company’s definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed on or about March 20, 2008 (the Proxy Statement), under the captions “Corporate Governance Principles and Board Matters - Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.

The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s chief executive officer, the chief financial officer, the principal accounting officer and the controller and other persons performing similar functions.  The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at
www.harley-davidson.com.  The Company intends to satisfy the disclosure requirements under Item 5.05 of the Securities and Exchange Commission’s Current Report on Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2007:

Plan Category	Number of securities to be issued upon the exercise of Outstanding Options	Weighted-average exercise price of Outstanding Options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders:
Management employees	4,159,050	$52.80	10,067,546

Equity compensation plans not submitted to shareholders:
Union employees:
Kansas City, MO	2,748	$21.19	24,468
York, PA	44,420	$38.88	53,475
Non employees:
Board of Directors	29,300	$38.27	99,513
	76,468	$38.01	177,456
Total all plans	4,235,518	$52.54	10,245,002

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

In 2002, the Director Compensation Policy was changed to provide that a non-employee Director may elect to receive 50% or 100% of the annual fee to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders.  Directors must receive a minimum of one-half of their annual retainer in Company Common Stock until the Director reaches the Director stock ownership guidelines defined below.

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

Item 13.  Certain Relationships and Related Transactions

The information included or to be included in the Proxy Statement under the caption “Certain Transactions” and “Corporate Governance Principles and Board Matters - Independence of Directors” is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

The information included or to be included in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm - Fees Paid to Ernst & Young LLP” is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

	(1) Financial Statements

	Consolidated statements of income for each of the three years in the period ended December 31, 2007	59

	Consolidated balance sheets at December 31, 2007 and December 31, 2006	60

	Consolidated statements of cash flows for each of the three years in the period ended December 31, 2007	61

	Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2007	62

	Notes to consolidated financial statements	63

	(2) Financial Statement Schedule

	Schedule II – Valuation and qualifying accounts	102

	(3) Exhibits

	Reference is made to the separate Index to Exhibits contained on pages 104 through 107 filed herewith

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Accounts receivable -
Allowance for doubtful accounts
Balance at beginning of period	$9,435	$8,492	$10,295
Provision charged to expense	365	863	304
Reserve adjustments	(1,028)	80	(1,634)
Write-offs, net of recoveries	244	—	(473)
Balance at end of period	$9,016	$9,435	$8,492

Finance receivables -
Allowance for credit losses
Balance at beginning of period	$27,283	$26,165	$30,277
Provision charged to expense	11,252	5,962	3,263
Write-offs, net of recoveries	(8,240)	(4,844)	(7,375)
Balance at end of period	$30,295	$27,283	$26,165

Inventories -
Allowance for obsolescence(1)
Balance at beginning of period	$15,282	$16,669	$14,451
Provision charged to expense	11,695	6,516	9,440
Reserve adjustments	1,116	(910)	(1,854)
Write-offs, net of recoveries	(11,786)	(6,993)	(5,368)
Balance at end of period	$16,307	$15,282	$16,669

(1)      Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2008.

HARLEY-DAVIDSON, INC.

By:	/S/ James L. Ziemer
James L. Ziemer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2008.

Name	Title

/S/ James L. Ziemer	President and Chief Executive Officer and Director
James L. Ziemer	(Principal executive officer)

/S/ Thomas E. Bergmann	Executive Vice President and Chief Financial Officer
Thomas E. Bergmann	(Principal financial and accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Jeffrey L. Bleustein	Chairman and Director
Jeffrey L. Bleustein

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9183))

3.2	By-Laws, as amended February 14, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2007 (File No. 1-9183))

4.1

Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2

Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

4.3

Harley-Davidson Financial Services Five-Year Revolving Credit Facility (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-9183))

4.4

Amendment No. 1 to Harley-Davidson Financial Services Five-Year Revolving Credit Facility (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9183))

4.5

Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.1*

Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2*

Harley-Davidson, Inc. Director Stock Plan as amended February 14, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9183))

10.3*

Form of Transition Agreement between the Registrant and Ms. Lione and each of Messrs. Eberle, Hutchinson, McCaslin, Sutton and Ziemer (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-9183))

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

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

10.16*

Deferred Compensation Plan for Nonemployee Directors initially effective May 1, 1995 amended and restated May 1, 2001 and amended May 3, 2003 (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-9183))

10.17*

Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, ,2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.18*

Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.19*

Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.20*

Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.21*

Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

*  Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.22*

Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9183))

10.23*

Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.24*	Harley-Davidson, Inc. Employee Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed May 2, 2005 (File No. 1-9183))

10.25*

Form of Transition Agreement dated February 1, 2007 between the Registrant and Mr. Naqvi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.26*

Form of Severance Benefits Agreement dated February 1, 2007 between the Registrant and Mr. Naqvi (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.27*

Form of Severance Benefits Agreement dated July 31, 2007 between the Registrant and Mr. Richer (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-9183))

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