Form 10-Q
period 2008-03-30
HARLEY DAVIDSON INC
filed 2008-05-01
CIK 793952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2008

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________

Commission File Number 1-9183

Harley-Davidson, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1382325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (414) 342-4680

None
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (X)	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

Common Stock Outstanding as of April 25, 2008: 236,555,729 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index
For the Quarter Ended March 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Harley-Davidson, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net revenue	$1,306,313	$1,178,875
Cost of goods sold	830,176	755,829

Gross profit	476,137	423,046
Financial services income	93,289	109,163
Financial services expense	58,382	50,226

Operating income from financial services	34,907	58,937
Selling, administrative and engineering expense	219,991	192,742

Income from operations	291,053	289,241
Investment income, net	2,042	8,915

Income before provision for income taxes	293,095	298,156
Provision for income taxes	105,514	105,846

Net income	$187,581	$192,310

Earnings per common share:
Basic	$0.79	$0.75
Diluted	$0.79	$0.74
Cash dividends per common share	$0.30	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited) March 30, 2008	December 31, 2007	(Unaudited) April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$332,639	$402,854	$310,010
Marketable securities	524	2,475	618,502
Accounts receivable, net	330,147	181,217	147,732
Finance receivables held for sale	729,814	781,280	297,885
Finance receivables held for investment, net	1,565,022	1,575,283	1,550,001
Inventories	441,205	349,697	369,418
Prepaid expenses and other current assets	187,436	174,508	122,627

Total current assets	3,586,787	3,467,314	3,416,175
Finance receivables held for investment, net	937,495	845,044	767,529
Property, plant and equipment, net	1,056,076	1,060,590	1,013,104
Prepaid pension costs	82,500	89,881	51,532
Goodwill	63,204	61,401	59,035
Other long-term assets	138,337	132,376	139,123

	$5,864,399	$5,656,606	$5,446,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345,807	$300,188	$373,368
Accrued liabilities	579,207	484,936	481,096
Current portion of finance debt	1,111,036	1,119,955	463,530

Total current liabilities	2,036,050	1,905,079	1,317,994
Finance debt	980,000	980,000	890,000
Pension liability	59,852	51,551	52,122
Postretirement healthcare benefits	199,978	192,531	203,514
Other long-term liabilities	157,094	151,954	147,381
Commitments and contingencies (Note 10)
Total shareholders’ equity	2,431,425	2,375,491	2,835,487

	$5,864,399	$5,656,606	$5,446,498

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net cash provided by operating activities (Note 3)	$146,778	$519,624
Cash flows from investing activities:
Capital expenditures	(43,239)	(40,775)
Origination of finance receivables held for investment	(128,174)	(103,889)
Collections on finance receivables held for investment	103,439	90,949
Collection of retained securitization interests	10,796	14,493
Purchase of marketable securities	--	(117,075)
Sales and redemptions of marketable securities	2,019	157,697
Other, net	1,511	4,545

Net cash (used by) provided by investing activities	(53,648)	5,945
Cash flows from financing activities:
Net decrease in finance-credit facilities
and commercial paper	(9,392)	(353,540)
Dividends	(71,023)	(54,103)
Purchase of common stock for treasury	(100,096)	(61,251)
Excess tax benefits from share-based payments	312	1,157
Issuance of common stock under employee
stock option plans	584	12,953

Net cash used by financing activities	(179,615)	(454,784)
Effect of exchange rate changes on cash
and cash equivalents	16,270	828
Net (decrease) increase in cash and cash equivalents	(70,215)	71,613
Cash and cash equivalents:
At beginning of period	402,854	238,397

At end of period	$332,639	$310,010

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Use of Estimates

        The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of March 30, 2008 and April 1, 2007, the condensed consolidated statements of income for the three-month periods then ended and the condensed consolidated statements of cash flows for the three-month periods then ended. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2. New Accounting Standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position. The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006. The requirement to measure the funded status as of the date of the year-end statement of financial position was adopted on January 1, 2008. Upon adoption, the Company recorded a reduction to retained earnings of $18.1 million ($11.2 million, net of tax) and an increase to accumulated other comprehensive income of $4.2 million ($2.6 million, net of tax).

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008; see Note 4 for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until 2009.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes thereto.

3. Additional Balance Sheet and Cash Flow Information

        Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 30, 2008	December 31, 2007	April 1, 2007
Components at the lower of FIFO cost or market
Raw materials and work in process	$148,743	$149,954	$132,784
Motorcycle finished goods	192,268	107,768	157,427
Parts and accessories and general merchandise	133,760	124,109	110,003

Inventory at lower of FIFO cost or market	474,771	381,831	400,214
Excess of FIFO over LIFO cost	33,566	32,134	30,796

	$441,205	$349,697	$369,418

        The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$187,581	$192,310
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	49,722	51,464
Provision for employee long-term benefits	18,194	19,345
Stock compensation expense	5,404	4,828
Loss (gain) on current year securitizations	5,370	(13,039)
Net change in wholesale finance receivables	(76,915)	(7,370)
Origination of retail finance receivables held for sale	(560,120)	(603,125)
Collections on retail finance receivables held for sale	49,913	19,548
Proceeds from securitization of retail finance receivables	467,722	796,859
Contributions to pension and postretirement plans	(4,562)	(3,202)
Foreign currency adjustments	(11,864)	(1,778)
Other, net	9,094	15,663
Changes in current assets and liabilities:
Accounts receivable, net	(50,596)	(3,141)
Finance receivables - accrued interest and other	3,914	(2,210)
Inventories	(80,030)	(79,814)
Accounts payable and accrued liabilities	134,573	132,791
Other	(622)	495

Total adjustments	(40,803)	327,314

Net cash provided by operating activities	$146,778	$519,624

4. Fair Value Measurements

        The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Balance as of March 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents and Marketable Securities	$126,586	$126,062	$524	--
Derivatives	12,485	--	12,485	--
Investment in Retained Securitization Interests	496,511	--	--	$496,511

	$635,582	$126,062	$13,009	$496,511

Liabilities:
Derivatives	$40,144	--	$40,144	--

        The following table presents additional information about the Company’s Investment in Retained Securitization Interests which is measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3). The Investment in Retained Securitization Interests are valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use at March 30, 2008. Refer to “Critical Accounting Estimates” under Item 7 and Note 3 of Notes to the Consolidated Financial Statements under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion regarding the assumptions used to value the Investment in Retained Securitization Interests.

(in thousands)	Investment in Retained Securitization Interests
Balance, beginning of period	$407,742
Total gains or losses (realized/unrealized):
Included in Financial Services income	15,158
Included in other comprehensive income	12,394
Sales, repurchases and settlements, net	61,217

Balance, end of period	$496,511

5. Product Warranty and Safety Recall Campaigns

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

	Three Months Ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$70,523	$66,385
Warranties issued during the period	11,999	9,808
Settlements made during the period	(14,001)	(14,304)
Recalls and changes to pre-existing
warranty liabilities	8,687	4,274

Balance, end of period	$77,208	$66,163

        The liability for safety recall campaigns was $3.5 million and $4.5 million as of March 30, 2008 and April 1, 2007, respectively.

6. Business Segments

        The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Motorcycles net revenue	$1,306,313	$1,178,875
Gross profit	476,137	423,046
Operating expenses	214,533	187,803

Operating income from Motorcycles	261,604	235,243
Financial Services income	93,289	109,163
Financial Services expense	58,382	50,226

Operating income from Financial Services	34,907	58,937
Corporate expenses	5,458	4,939

Income from operations	$291,053	$289,241

7. Earnings Per Share

        The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 30, 2008	April 1, 2007
Numerator:
Net income used in computing basic and
diluted earnings per share	$187,581	$192,310

Denominator:
Denominator for basic earnings per share-
weighted-average common shares	237,078	257,326
Effect of dilutive securities - employee
stock compensation plan	172	832

Denominator for diluted earnings per share-
adjusted weighted-average shares outstanding	237,250	258,158

Basic earnings per share	$0.79	$0.75
Diluted earnings per share	$0.79	$0.74

        Outstanding options to purchase 4.7 million and 0.4 million shares of common stock for the three months ended March 30, 2008 and April 1, 2007, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

8. Comprehensive Income

        The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
Net income	$187,581	$192,310
Foreign currency translation adjustment	21,470	3,411
Changes in net unrealized gains and (losses), net of tax:
Retained securitization interest	7,920	(9,172)
Derivative financial instruments	543	(570)
Marketable securities	68	613
Unrecognized pension and postretirement benefit plan liabilities	2,623	3,742

	$220,205	$190,334

9. Employee Benefit Plans

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

	Three months ended
	March 30, 2008	April 1, 2007
Pension and SERPA Benefits
Service cost	$12,841	$12,912
Interest cost	17,148	14,941
Expected return on plan assets	(22,015)	(20,209)
Amortization of unrecognized:
Prior service cost	1,540	1,673
Net loss	1,604	2,919

Net periodic benefit cost	$11,118	$12,236

Postretirement Healthcare Benefits
Service cost	$3,270	$3,191
Interest cost	5,410	4,895
Expected return on plan assets	(2,808)	(2,496)
Amortization of unrecognized:
Prior service credit	(281)	(281)
Net loss	1,375	1,734

Net periodic benefit cost	$6,966	$7,043

        The Company does not expect to make additional contributions to further fund its pension and postretirement healthcare plans during the remainder of 2008 beyond the amount of current benefit payments for SERPA and postretirement healthcare plans. During the remainder of 2008, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year.

10. Commitments and Contingencies

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

Security Breach Lawsuit:

        On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group. The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006. The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession. The complaint seeks unspecified damages. On February 23, 2007, this matter was removed to the United States District Court Southern District of New York. On April 5, 2007, the Company filed a motion to dismiss the complaint. On March 20, 2008, the United States District Court Southern District of New York granted the Company’s motion to dismiss the lawsuit.

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

11. Subsequent Event

        In response to U.S. retail trends and uncertainty regarding the future of the economy, the Company announced plans on April 17, 2008 to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company intends to achieve the shipment reduction through temporary plant shutdowns and adjusted daily production rates. Those changes will in turn result in a reduction of its workforce by approximately 370 unionized production employees. The Company also plans to reduce its non-production workforce by approximately 360 workers. The planned workforce reductions represent approximately 6.5% of the Company’s North American unionized production employees and approximately 10% of the Company’s North American non-production workers. The Company expects to complete the workforce reductions in 2008.

        The Company anticipates that it will record pre-tax charges of approximately $20 million to $25 million during the second quarter of 2008 in connection with the workforce reductions, all of which involve severance benefits (one-time termination benefits). The Company believes substantially all of such charges will result in cash expenditures, although the timing of the expenditures will vary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight motorcycles and offers a line of motorcycle parts, accessories, general merchandise and related services. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and VRSC™. Buell produces premium sport performance motorcycles and offers a line of motorcycle parts, accessories and apparel. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

        The “% Change” figures included in this section have been calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview and Outlook(1)

        The Company’s 2008 first quarter net revenue of $1.31 billion was up 10.8% compared to the first quarter of 2007 driven by a 6.1% increase in shipments of Harley-Davidson® motorcycles over the same quarter last year, favorability resulting from changes in foreign currency exchange rates and product mix. However, lower operating income from Financial Services combined with a decrease in investment income resulted in a 2.5% decrease in net income for the first quarter of 2008 compared to the first quarter of 2007. Despite lower net income, diluted earnings per share in the first quarter of 2008 were up 6.8% over the same quarter last year driven by the positive impact of fewer weighted-average shares outstanding. Diluted weighted-average shares outstanding were 20.9 million lower in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the Company’s repurchases of common stock occurring over the last twelve months.

        Worldwide retail sales of Harley-Davidson motorcycles at the Company’s independent dealers declined 5.6% during the first quarter of 2008 when compared to the same period last year. In the U.S., retail sales of Harley-Davidson motorcycles decreased 12.8% during the first quarter of 2008 while the heavyweight motorcycle industry in the U.S. decreased 14.0% during the same period. Lower retail sales of Harley-Davidson motorcycles in the U.S. were partially offset by higher retail sales in international markets where sales of Harley-Davidson motorcycles increased 16.8% during the first quarter of 2008 compared to the first quarter of 2007.

        The Company monitors the motorcycle retail sales environment closely and regularly assesses its wholesale shipment plans. In addition, the Company remains committed to shipping fewer Harley-Davidson motorcycles to its worldwide dealer network than it expects they will sell in 2008. Therefore, in view of U.S. retail trends and uncertainty about the future of the economy, the Company now plans to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than were shipped in 2007, resulting in total planned shipments for 2008 of 303,500 to 307,500 units. The Company expects to ship between 76,000 and 80,000 Harley-Davidson motorcycles in the second quarter of 2008.

        This shipment reduction of Harley-Davidson motorcycles will be achieved through temporary plant shutdowns and adjustments to daily production rates. This will result in a decrease of about 370 unionized employees. The Company and its union leaders will work together to implement this reduction. The Company will also be reducing its non-production workforce by about 360 jobs. Based on current assumptions, the Company anticipates that it will record pre-tax charges in the range of $20.0 million to $25.0 million during the second quarter of 2008 in connection with this workforce reduction. The Company believes these actions will better position it for a business environment that it expects will continue to be challenging.

(1) Note Regarding Forward-Looking Statements

        The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 1, 2008), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        In light of these actions, the Company now expects 2008 diluted earnings per share to decrease between 15% and 20% from 2007, resulting in expected annual diluted earnings per share of $3.00 to $3.18 for 2008. This supersedes all previous guidance on earnings per share and other measures.

        The Company believes it is fortunate to be dealing with the current economic environment from a position of financial strength and with the benefit of an exceptionally powerful brand. The Company is optimistic about its long-term business prospects and plans to continue to invest in marketing, product development and its international business to drive future growth. The Company expects it will continue to utilize free cash flow to return value to shareholders through share repurchases and dividends.

Results of Operations for the Three Months Ended March 30, 2008
Compared to the Three Months Ended April 1, 2007

Overall

        For the three months ended March 30, 2008, net revenue totaled $1.31 billion, a $127.4 million or 10.8% increase from the same period last year. Net income was $187.6 million, a decrease of $4.7 million, or 2.5%. Diluted earnings per share were $0.79, an increase of $0.05, or 6.8%. Diluted earnings per share during the first quarter of 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 237.3 million in the first quarter of 2008 compared to 258.2 million in the first quarter of 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s first quarter 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

        The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles & Related Products segment (dollars in millions):

	Three months ended
	March 30, 2008	April 1, 2007	(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	47,826	48,740	(914)	(1.9%)
International	24,042	19,021	5,021	26.4

Harley-Davidson motorcycle units	71,868	67,761	4,107	6.1

Touring motorcycle units	26,435	21,802	4,633	21.3
Custom motorcycle units*	29,072	30,768	(1,696)	(5.5)
Sportster motorcycle units	16,361	15,191	1,170	7.7

Harley-Davidson motorcycle units	71,868	67,761	4,107	6.1

Buell motorcycle units	2,392	2,558	(166)	(6.5%)

Net Revenue
Harley-Davidson motorcycles	$1,017.2	$891.5	$125.7	14.1%
Buell motorcycles	22.1	21.7	0.4	1.9

Total motorcycles	1,039.3	913.2	126.1	13.8
Parts & Accessories	181.9	188.2	(6.3)	(3.3)
General Merchandise	84.0	76.1	7.9	10.4
Other	1.1	1.4	(0.3)	N/M

Net revenue	$1,306.3	$1,178.9	$127.4	10.8%

* Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

        During the first quarter of 2008, the Company shipped 71,868 Harley-Davidson motorcycles, an increase of 4,107 motorcycles, or 6.1%, from the same quarter last year. Shipments during the first quarter of 2007 were directly impacted by a strike at the Company’s assembly plant in York, Pennsylvania that resulted in approximately four weeks of lost production. International shipments grew 26.4% during the first quarter of 2008, which is consistent with the Company’s expectation of continued international growth.(1) However, the international shipment increase was partially offset by a 1.9% decline in domestic shipments.

        Motorcycles segment net revenue increased $127.4 million, or 10.8%. Net revenue was higher as a result of favorability resulting from changes in foreign currency exchange rates of approximately $46 million. Higher sales volumes for Harley-Davidson motorcycles and General Merchandise combined with lower sales volumes for Parts and Accessories had a net positive impact on revenue of approximately $44 million. Wholesale price increases on Harley-Davidson motorcycles contributed approximately $7 million to revenue. Product mix changes, occurring within and between the motorcycle families, also increased revenue by approximately $31 million.

        Product mix is ultimately driven by retail demand, but can vary due to a variety of factors. For example, the first quarter of 2008 year over year mix changes were affected by the strike during the first quarter of 2007, which led to a lower percentage of Touring motorcycle shipments in the first quarter of 2007. Touring models comprised 36.8% and 32.2% of total shipments for the three months ended March 30, 2008 and April 1, 2007, respectively. Custom model unit shipments decreased as a percentage of total shipments while Sportster model unit shipments increased as a percentage of total shipments for the first three months of 2008 compared to the first three months of 2007.

Harley-Davidson Motorcycle Retail Sales

        The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles decreased 5.6% during the first three months of 2008 relative to the same period last year.  Retail sales of Harley-Davidson motorcycles decreased 12.8% in the United States while growing 16.8% internationally.  On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 14.0% in the United States (through March) while growing 20.1% in Europe (through February) when compared to the same periods in 2007. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)
Heavyweight (651+cc)

	Three months ended
	March 30, 2008	April 1, 2007	(Decrease) Increase	% Change
North America Region
United States	46,572	53,426	(6,854)	(12.8%)
Canada	2,683	2,047	636	31.1

Total North America Region	49,255	55,473	(6,218)	(11.2)
Europe Region (Includes Middle East and Africa)
Europe(b)	9,075	8,686	389	4.5
Other	1,074	729	345	47.3

Total Europe Region	10,149	9,415	734	7.8
Asia Pacific Region
Japan	2,738	2,292	446	19.5
Other	2,562	2,142	420	19.6

Total Asia Pacific Region	5,300	4,434	866	19.5
Latin America Region	1,857	1,211	646	53.3

Total Worldwide Retail Sales	66,561	70,533	(3,972)	(5.6%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

        The following table includes industry retail motorcycle registration data through the month indicated:

Motorcycle Industry Retail Registrations
Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
United States (March)(a)	93,155	108,337	(15,182)	(14.0%)
Europe (February)(b)	47,764	39,785	7,979	20.1%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Cost of Goods Sold

        Cost of goods sold was $830.2 million for the Motorcycles segment in the first quarter of 2008, an increase of $74.3 million or 9.8% versus the corresponding period last year. The increased cost was led by higher shipment volumes which had an impact of approximately $31 million. Cost of goods sold also increased by approximately $20 million resulting from changes in foreign currency exchange rates and approximately $10 million related to changes in product mix. Cost of goods sold was also impacted by higher manufacturing costs of approximately $13 million. Higher manufacturing costs were largely the result of increased product content, such as new features and options in the Company’s motorcycles. Raw material surcharges were flat when compared to the prior year first quarter.

Gross Profit

        Gross profit was $476.1 million for the Motorcycles segment for the first quarter 2008, an increase of $53.1 million or 12.5% versus the same period last year. Gross margin for the first quarter of 2008 was 36.4% compared to 35.9% for the first quarter of 2007. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

        The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Three months ended
	March 30, 2008	April 1, 2007	Increase (Decrease)	% Change
Interest income	$55.3	$50.7	$4.6	9.0%
Income from securitizations	10.2	29.2	(19.0)	(65.1)
Other income	27.8	29.3	(1.5)	(4.9)

Financial services income	93.3	109.2	(15.9)	(14.5)
Interest expense	24.6	21.1	3.5	16.7
Operating expenses	33.8	29.2	4.6	15.9

Financial services expense	58.4	50.3	8.1	16.2

Operating income from financial services	$34.9	$58.9	($24.0)	(40.8%)

        During the first quarter of 2008, interest income benefited from higher average retail outstanding receivables, partially offset by lower retail and wholesale lending rates. The decrease in other income was primarily due to a decrease in insurance commission income partially offset by an increase in credit card licensing income and securitization servicing income. Interest expense was higher in the first quarter of 2008 due to increased borrowings to support growth in outstanding receivables, partially offset by lower borrowing costs as compared to 2007.

        During the first quarter of 2008, HDFS sold $540.0 million in retail motorcycle loans through a securitization transaction and recognized a loss of $5.4 million. This compares to an $800.0 million securitization transaction with a gain of $13.0 million during the first quarter of 2007. Due to increased volatility in the debt capital markets the Company’s first quarter 2008 securitization transaction was smaller than in the same quarter last year. As part of the first quarter 2008 securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. The subordinated securities that were retained have been included in the investment in retained securitization interests (a component of finance receivables held for investment) in the Condensed Consolidated Balance Sheets. The cash proceeds from this securitization transaction are net of the cost of the retained subordinated securities.

        Income from securitizations in the first quarter of 2008 decreased as compared to the first quarter of 2007 due primarily to the loss on the first quarter 2008 securitization transaction. The 2008 loss as a percentage of loans sold was 0.99% as compared to a gain as a percentage of loans sold of 1.63% for 2007. The loss in 2008 was driven by increased securitization funding costs due to capital market volatility and higher projected credit losses.

        Annualized losses on HDFS’ managed retail motorcycle loans were 2.71% during the first quarter of 2008 compared to 2.28% during the first quarter of 2007. The 30-day delinquency rate for managed retail motorcycle loans at March 30, 2008 increased to 4.78% from 4.08% at April 1, 2007. Managed retail loans include loans held by HDFS as well as those sold through securitization transactions. The increase in losses was primarily due to a higher incidence of loss resulting from an increase in delinquent accounts. The Company expects that HDFS will experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2008 as compared to 2007.(1)

        Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$30.3	$27.3
Provision for finance credit losses	6.0	2.4
Charge-offs, net of recoveries	(6.2)	(2.3)

Balance, end of period	$30.1	$27.4

        HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions.  HDFS believes the allowance is adequate to cover estimated losses of principal in the existing portfolio.

Operating Expenses

        The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Three months ended
	March 30, 2008	April 1, 2007	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & Administrative	$175.0	$146.7	$28.3	19.3%
Engineering	39.5	41.1	(1.6)	(4.0)
Corporate	5.5	4.9	0.6	10.5

Total operating expenses	$220.0	$192.7	$27.3	14.1%

        Total operating expenses, which include selling, administrative and engineering expenses, were 16.8% and 16.3% of net revenue for the first quarters of 2008 and 2007, respectively. Selling and administrative expenses were higher due primarily to increased warranty expense and higher international operating costs associated with the Company’s international growth and unfavorable changes in foreign currency exchange rates.

Provision for Income Taxes

        The Company’s effective income tax rate for the first quarter of 2008 was 36.0% compared to 35.5% in the same quarter last year. The increase was due to the expiration of the federal research and development tax credit as of December 31, 2007. Assuming the retroactive reinstatement of this tax credit, the Company expects its full year effective tax rate for 2008 will be 35.5%.(1)

Other Matters

Accounting Changes

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes thereto.

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

Security Breach Lawsuit:

        On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group. The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006. The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession. The complaint seeks unspecified damages. On February 23, 2007, this matter was removed to the United States District Court Southern District of New York. On April 5, 2007, the Company filed a motion to dismiss the complaint. On March 20, 2008, the United States District Court Southern District of New York granted the Company’s motion to dismiss the lawsuit.

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

Liquidity and Capital Resources as of March 30, 2008

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

Cash Flow Activity

        The following table summarizes the operating, investing and financing cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
Net cash provided by operating activities	$146,778	$519,624
Net cash (used by) provided by investing activities	(53,648)	5,945
Net cash used by financing activities	(179,615)	(454,784)

Total	($ 86,485)	$70,785

Operating Activities

        The decrease in operating cash flow from the first quarter of 2007 to the first quarter of 2008 was due primarily to a smaller first quarter securitization transaction in 2008. Proceeds from the sale of retail finance receivables resulted in cash inflows of $467.7 million and $796.9 million during the first three months of 2008 and 2007, respectively.

Investing Activities

        The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and short-term investment activity.

        Capital expenditures were $43.2 million and $40.8 million during the first quarter of 2008 and 2007, respectively. In response to the current business environment, the Company has adjusted its estimate for planned capital spending for 2008 to be in the range of $235.0 million to $250.0 million, down from the previous estimate of $240.0 million to $260.0 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2008 with internally generated funds.(1)

        Sales and redemptions of marketable securities (net of purchases) in the first three months of 2008 resulted in cash inflow of $2.0 million compared to $40.6 million in the first three months of 2007. The year over year decline in cash inflow from marketable securities is a result of the Company reducing its investment in marketable securities over the previous twelve months, generally for the purpose of funding share repurchases.

Financing Activities

        The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. During the first quarter of 2008, the Company repurchased 2.6 million shares of its common stock at a total cost of $100.1 million. The Company repurchased these shares under a general authorization provided by the Company’s Board of Directors in October 2006 to buy back 20.0 million shares. As of March 30, 2008, a total of 0.5 million shares remained under this authorization. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations.

        The Company paid dividends of $0.30 per share at a total cost of $71.0 million during the first quarter of 2008, compared to dividends of $0.21 per share at a total cost of $54.1 million during the same period last year.

        In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS currently is financed by the issuance of commercial paper, borrowings under revolving credit facilities, medium-term notes and borrowings from the Company.  During the period ended March 30, 2008, finance debt increased by $737.5 million which was driven by higher finance receivables outstanding and lower proceeds from the first quarter 2008 securitization transaction when compared to the first quarter ended 2007. HDFS’ outstanding debt consisted of the following as of March 30, 2008 and April 1, 2007 (in millions):

	Three months ended
	March 30, 2008	April 1, 2007
Commercial paper	$863.9	$543.0
Credit facilities	216.0	191.1

	1,079.9	734.1
Medium-term notes	1,011.1	589.4
Senior subordinated notes	--	30.0

Total finance debt	$2,091.0	$1,353.5

        Credit Facilities – In February 2008, HDFS entered into a $300.0 million credit facility in addition to its existing $1.40 billion credit facility (collectively, Global Credit Facilities). Under the Global Credit Facilities, subject to certain limitations, HDFS has the option to borrow in various currencies. Interest is based on London interbank offered rates (LIBOR), European interbank offered rates or other short-term indices, depending on the type of advance. The Global Credit Facilities are committed facilities. The $1.40 billion facility is due in September 2009. The $300.0 million facility is due on the earlier of December 15, 2008 or the date HDFS refinances its $1.40 billion credit facility. HDFS pays a fee for the availability of the Global Credit Facilities.

        Commercial Paper – Subject to limitations, HDFS may issue up to $1.70 billion of short-term commercial paper with maturities up to 365 days. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facilities. As a result, the combined total of commercial paper and borrowings under the Global Credit Facilities was limited to $1.70 billion as of March 30, 2008.

        Medium-Term Notes – In December 2007, HDFS issued $400.0 million of 5.25% medium-term notes due in December 2012. HDFS also has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008 and $200.0 million of 5.00% medium-term notes due in December 2010 (all three issuances are collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of March 30, 2008 and April 1, 2007, the Notes included a fair value adjustment increasing the balance by $11.6 million and reducing the balance by $10.6 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

        Senior Subordinated Debt – At April 1, 2007, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding which were due in December 2007. In December 2007, the notes matured and the principal and accrued interest was paid in full.

        Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of March 30, 2008 and April 1, 2007, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

        Under the Global Credit Facilities financial covenants, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 9.0 to 1.0 and HDFS must maintain a minimum consolidated tangible net worth of $300.0 million. No financial covenants are required under the Notes.

        At March 30, 2008, HDFS remained in compliance with all of these covenants.

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

        The Company’s ability to meet the targets and expectations noted in this Form 10-Q depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers; (vii) continue to develop the capabilities of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (xi) adjust to regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xii) anticipate consumer confidence in the economy; (xiii) manage the credit quality, the loan servicing and the recovery rates of HDFS’ loan portfolio; (xiv) retain and attract talented employees; (xv) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xvi) implement and manage enterprise-wide information technology solutions and secure data contained in those systems. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

        In addition, see “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 which includes a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2007.

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

Changes in Internal Controls

        There was no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Security Breach Lawsuit:

        On January 22, 2007, a purported class action lawsuit was filed in the Supreme Court of the State of New York against Harley-Davidson, Inc. and the Harley Owners Group. The complaint alleges that the Company was negligent in failing to properly safeguard, protect and keep confidential the personal “Customer Identifiable Information” that was stored on a Company laptop computer that was lost on or about August 14, 2006. The complaint also alleges that Harley-Davidson breached fiduciary duties and made false and fraudulent representations and warranties to its customers that it would keep confidential and safeguard and protect the personal customer information in its possession. The complaint seeks unspecified damages. On February 23, 2007, this matter was removed to the United States District Court Southern District of New York. On April 5, 2007, the Company filed a motion to dismiss the complaint. On March 20, 2008, the United States District Court Southern District of New York granted the Company’s motion to dismiss the lawsuit.

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

Item 1A. Risk Factors

        Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 30, 2008:

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to
February 3	--	--	--	27,212,759
February 4 to
March 2	2,568,302	$39	2,568,302	25,031,636
March 3 to
March 30	1,409	37	--	25,032,232

Total	2,569,711	$39	2,568,302

        The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase any shares under this authorization during the quarter ended March 30, 2008.

        The shares repurchased during the first quarter of 2008 were completed under an authorization granted by the Company’s Board of Directors during October 2006, which separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of March 30, 2008, a total of 0.5 million shares remained under this authorization.

        In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million of its common stock with no dollar limit or expiration date. No shares had been repurchased under this authorization as of March 30, 2008.

        The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 1,409 shares under this plan during the quarter ended March 30, 2008.

Item 5. Other Information

        On April 25, 2008, the Human Resources Committee of the Board of Directors of the Company approved an amended and restated form of the Harley-Davidson, Inc. Severance Benefits Agreement (the “Amended and Restated Severance Agreement”) for executive officers of the Company, including the Company’s named executive officers. The Amended and Restated Severance Agreement amends and restates an agreement that the Company has had in place for a number of years, which the Company has previously disclosed and summarized in its proxy statement. The changes to the form of agreement principally include various provisions intended to comply with the requirements of Internal Revenue Code Section 409A. The principal provisions of the existing agreement have not been changed. The Amended and Restated Severance Agreement provides for up to one year’s salary and up to one year of certain employee benefits if the Company terminates an executive’s employment other than for cause or in connection with the executive’s death or disability.

        On April 25, 2008, the Human Resources Committee of the Board of Directors of the Company also approved an amended and restated form of Transition Agreement (the “Amended and Restated Transition Agreement”). The Amended and Restated Transition Agreement amends and restates an agreement that the Company has had in place with certain of its executive officers since 1996, which the Company has previously disclosed and summarized in its proxy statement. The changes to the form of agreement include various provisions intended to comply with the requirements of Internal Revenue Code Section 409A. Many of the principal provisions of the existing agreement have not been changed. The Amended and Restated Transition Agreement provides severance and other benefits for certain executive officers of the Company, including the Company’s named executive officers, upon a change of control of the Company, as defined in the Amended and Restated Transition Agreement. The Amended and Restated Transition Agreement provides that an executive will receive a lump sum cash payment and certain other benefits under the following circumstances: (i) the Company terminates the executive’s employment during the two-year period following the change in control other than for cause, as defined in the Termination Agreement; (ii) the executive, at any time during the two-year period following the change in control, voluntarily terminates employment with good reason, as defined in the Termination Agreement; (iii) during the 30-day period beginning on the first anniversary of the change in control, the executive voluntarily terminates employment; or (iv) the executive dies during continued employment after the change in control but on or before the date that is 30 days following the first anniversary of the change in control. The lump sum cash payment, the amount of which has not been changed, will be equal to the product of three times an amount based on the executive’s salary, bonus and perquisite payment. In addition, the Amended and Restated Transition Agreement provides that, upon a termination following a change in control, an executive is entitled to receive certain other benefits, including certain coverage in the company’s health and welfare benefit programs, and retirement benefits calculated assuming that the executive’s employment had continued for three additional years. To the extent that the executive would have an obligation to pay excise taxes under Section 280G of the Internal Revenue Code, the amount needed to gross up such payments has not changed.

        An executive may not receive benefits under both the Amended and Restated Severance Agreement and the Amended and Restated Transition Agreement. The terms of the Amended and Restated Transition Agreement determine an executive's termination benefits in the event the executive’s employment terminates during the two years following a change of control of the Company.

Item 6. Exhibits

        Refer to the Exhibit Index on page 34 of this report.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.
Date: May 1, 2008	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

HARLEY-DAVIDSON, INC.

Exhibit Index to Form 10-Q

Exhibit No.	Description

10.1	Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008

10.2	Form of Amended and Restated Transition Agreement as amended through April 25, 2008

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350