Form 10-Q
period 2008-06-29
HARLEY DAVIDSON INC
filed 2008-07-31
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 29, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding as of July 25, 2008: 235,325,006 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index

For the Quarter Ended June 29, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Harley-Davidson, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net revenue	$1,572,569	$1,620,218	$2,878,882	$2,799,093
Cost of goods sold	1,010,645	1,015,051	1,840,821	1,770,880

Gross profit	561,924	605,167	1,038,061	1,028,213

Financial services income	106,840	112,330	200,129	221,493
Financial services expense	69,693	47,121	128,075	97,347

Operating income from financial services	37,147	65,209	72,054	124,146

Selling, administrative and engineering expense	253,208	225,173	473,199	417,915

Income from operations	345,863	445,203	636,916	734,444
Investment income, net	2,240	5,164	4,282	14,079

Income before provision for income taxes	348,103	450,367	641,198	748,523
Provision for income taxes	125,316	159,877	230,830	265,723

Net income	$222,787	$290,490	$410,368	$482,800

Earnings per common share:
Basic	$0.95	$1.15	$1.74	$1.89
Diluted	$0.95	$1.14	$1.74	$1.89

Cash dividends per common share	$0.33	$0.25	$0.63	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited) June 29, 2008	December 31, 2007	(Unaudited) July 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$803,400	$402,854	$416,084
Marketable securities	524	2,475	307,347
Accounts receivable, net	290,139	181,217	163,369
Finance receivables held for sale	1,617,817	781,280	381,927
Finance receivables held for investment, net	1,246,325	1,575,283	1,318,025
Inventories	341,396	349,697	344,969
Prepaid expenses and other current assets	206,624	174,508	122,342

Total current assets	4,506,225	3,467,314	3,054,063

Finance receivables held for investment, net	934,534	845,044	817,027
Property, plant and equipment, net	1,059,897	1,060,590	1,004,863
Prepaid pension costs	77,809	89,881	47,714
Goodwill	63,103	61,401	59,372
Other long-term assets	142,185	132,376	138,555

	$6,783,753	$5,656,606	$5,121,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,449	$300,188	$414,031
Accrued liabilities	518,814	484,936	458,252
Current portion of finance debt	927,934	1,119,955	204,817

Total current liabilities	1,769,197	1,905,079	1,077,100

Finance debt	2,050,000	980,000	975,000
Pension liability	64,080	51,551	55,032
Postretirement healthcare benefits	205,848	192,531	205,767
Other long-term liabilities	161,791	151,954	150,851

Commitments and contingencies (Note 12)

Total shareholders’ equity	2,532,837	2,375,491	2,657,844

	$6,783,753	$5,656,606	$5,121,594

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
Net cash (used by) provided by operating activities (Note 3)	$(39,016)	$1,062,455

Cash flows from investing activities:
Capital expenditures	(99,597)	(86,016)
Origination of finance receivables held for investment	(330,088)	(272,784)
Collections on finance receivables held for investment	256,723	202,656
Collection of retained securitization interests	18,607	43,241
Purchase of marketable securities	—	(317,270)
Sales and redemptions of marketable securities	2,019	669,747
Other, net	1,193	3,582

Net cash (used by) provided by investing activities	(151,143)	243,156

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	993,550	—
Net decrease in finance-credit facilities and commercial paper	(116,621)	(535,990)
Dividends	(148,591)	(116,650)
Purchase of common stock for treasury	(150,134)	(491,103)
Excess tax benefits from share-based payments	252	2,932
Issuance of common stock under employee stock option plans	736	20,621

Net cash provided by (used by) financing activities	579,192	(1,120,190)

Effect of exchange rate changes on cash and cash equivalents	11,513	(7,734)

Net increase in cash and cash equivalents	400,546	177,687

Cash and cash equivalents:
At beginning of period	402,854	238,397

At end of period	$803,400	$416,084

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of June 29, 2008 and July 1, 2007, the condensed consolidated statements of income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008; see Note 6 for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until 2009.

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

3. Additional Balance Sheet and Cash Flow Information

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 29, 2008	December 31, 2007	July 1, 2007
Components at the lower of FIFO cost or market
Raw materials and work in process	$142,261	$149,954	$136,006
Motorcycle finished goods	114,590	107,768	123,262
Parts and accessories and general merchandise	118,318	124,109	116,799

Inventory at lower of FIFO cost or market	375,169	381,831	376,067
Excess of FIFO over LIFO cost	33,773	32,134	31,098

	$341,396	$349,697	$344,969

The reconciliation of net income to net cash (used by) provided by operating activities is as follows (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$410,368	$482,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,619	105,809
Provision for employee long-term benefits	41,403	37,692
Stock compensation expense	12,110	10,946
Loss (gain) on current year securitizations	5,370	(32,494)
Net change in wholesale finance receivables	246,301	247,222
Origination of retail finance receivables held for sale	(1,539,989)	(1,650,053)
Collections on retail finance receivables held for sale	139,592	34,062
Proceeds from securitization of retail finance receivables	467,722	1,742,408
Contributions to pension and postretirement plans	(8,518)	(6,539)
Foreign currency adjustments	(10,103)	1,706
Other, net	22,303	18,411
Changes in current assets and liabilities:
Accounts receivable, net	(12,370)	(18,242)
Finance receivables - accrued interest and other	1,074	(5,954)
Inventories	21,341	(53,352)
Accounts payable and accrued liabilities	74,338	147,073
Other	(12,577)	960

Total adjustments	(449,384)	579,655

Net cash (used by) provided by operating activities	$(39,016)	$1,062,455

4. Impairment of Investment in Retained Securitization Interests

During the six months ended June 29, 2008 and July 1, 2007, the Company recorded an impairment charge of $6.3 million and $3.5 million, respectively, on its retained securitization interests (a component of Finance receivables held for investment in the Condensed Consolidated Balance Sheets). Retained securitization interests are recorded at fair value, which is based on the present value of future expected cash flows using the Company’s best estimate of key assumptions for credit losses, prepayment speed and discount rates commensurate with the risks involved. During the six months ended June 29, 2008 and July 1, 2007, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment. These impairments were considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios. During the six months ended July 1, 2007, the higher actual and anticipated credit losses were partially offset by a slowing in actual and expected prepayment speeds. These charges were recorded as a reduction of Financial services income.

5. Restructuring Costs

In response to U.S. retail trends and uncertainty regarding the future of the economy, the Company announced plans on April 17, 2008 to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company executed the majority of this shipment reduction during the second quarter of 2008. The total shipment reduction is being achieved through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. The workforce reduction plan, which was finalized during the second quarter of 2008, includes a combination of voluntary retirements, the elimination of some contract workers, employee terminations, layoffs and attrition. As a result of the workforce reduction plan, the Company recorded an $11.5 million charge during the second quarter of 2008 within Selling, administrative and engineering expense. These costs consist of employee severance and special retiree benefits for those individuals eligible to receive benefits. The Company had previously estimated a range of $20 million to $25 million when the restructuring plan was first announced on April 17, 2008. The difference between estimated and actual results is due to a larger than estimated proportion of contract workers; contract workers were not eligible for severance and special retiree benefits. Through June 29, 2008, approximately 400 employees and contract workers have departed from the Company.

Of the total restructuring reserve, $7.5 million is recorded within Accrued liabilities and $4.0 million is recorded within Postretirement healthcare benefits in the Company’s Condensed Consolidated Balance Sheet as of June 29, 2008.

The following table summarizes the Company’s restructuring reserve recorded in Accrued liabilities as of June 29, 2008 (in thousands):

Employee Severance
Original reserve	$7,594
Utilized - cash	(76)

Balance, end of period	$7,518

6. Fair Value Measurements

In determining fair value of financial assets and liabilities, the Company uses various valuation techniques. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Balance as of June 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and marketable securities	$531,991	$531,467	$524	—
Derivatives	7,362	—	7,362	—
Investment in retained securitization interests	461,657	—	—	$461,657

	$1,001,010	$531,467	$7,886	$461,657

Liabilities:
Derivatives	$21,665	—	$21,665	—

The following table presents additional information about the Company’s Investment in retained securitization interests which is measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3). The Investment in retained securitization interests is valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 29, 2008. Refer to “Critical Accounting Estimates” under Item 7 and Note 3 of Notes to the Consolidated Financial Statements under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion regarding the assumptions used to value the Investment in retained securitization interests.

(in thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008
Balance, beginning of period	$496,511	$407,742
Total gains or losses (realized/unrealized):
Included in Financial services income	11,076	26,234
Included in other comprehensive income	(20,717)	(8,323)
Sales, repurchases and settlements, net	(25,213)	36,004

Balance, end of period	$461,657	$461,657

As discussed in Note 4, Financial services income for the three and six months ended June 29, 2008 includes an impairment charge of $6.3 million.

7. Product Warranty and Safety Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and generally begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary safety recall campaigns. The Company reserves for all estimated costs associated with safety recalls in the period that the safety recalls are announced. Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Balance, beginning of period	$77,208	$66,163	$70,523	$66,385
Warranties issued during the period	13,407	14,759	25,648	26,295
Settlements made during the period	(15,165)	(16,724)	(29,166)	(31,029)
Recalls and changes to pre-existing warranty liabilities	5,977	9,819	14,422	12,366

Balance, end of period	$81,427	$74,017	$81,427	$74,017

The liability for safety recall campaigns was $2.9 million and $4.3 million as of June 29, 2008 and July 1, 2007, respectively.

8. Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Motorcycles net revenue	$1,572,569	$1,620,218	$2,878,882	$2,799,093

Gross profit	561,924	605,167	1,038,061	1,028,213
Operating expenses	245,841	218,641	460,374	406,444

Operating income from Motorcycles	316,083	386,526	577,687	621,769

Financial Services income	106,840	112,330	200,129	221,493
Financial Services expense	69,693	47,121	128,075	97,347

Operating income from Financial Services	37,147	65,209	72,054	124,146

Corporate expenses	7,367	6,532	12,825	11,471

Income from operations	$345,863	$445,203	$636,916	$734,444

As discussed in Note 4, Financial Services income for the three and six months ended June 29, 2008 includes an impairment charge of $6.3 million. Financial Services income for the six months ended July 1, 2007 includes an impairment charge of $3.5 million.

As discussed in Note 5, Operating expenses of the Motorcycles segment for the three and six months ended June 29, 2008 includes an $11.5 million restructuring charge. No part of the restructuring charge relates to Financial Services.

9. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Numerator:
Net income used in computing basic and diluted earnings per share	$222,787	$290,490	$410,368	$482,800

Denominator:
Denominator for basic earnings per share- weighted-average common shares	235,067	253,155	236,067	255,240
Effect of dilutive securities - employee stock compensation plan	247	862	210	847

Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	235,314	254,017	236,277	256,087

Basic earnings per share	$0.95	$1.15	$1.74	$1.89
Diluted earnings per share	$0.95	$1.14	$1.74	$1.89

Outstanding options to purchase 5.4 million and 0.8 million shares of common stock for the three months ended June 29, 2008 and July 1, 2007, respectively, and 5.0 million and 0.6 million shares of common stock for the six months ended June 29, 2008 and July 1, 2007, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

10. Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net income	$222,787	$290,490	$410,368	$482,800
Foreign currency translation adjustment	(96)	5,433	21,374	8,844
Changes in net unrealized gains and (losses), net of tax:
Retained securitization interest	(13,362)	468	(5,442)	(8,704)
Derivative financial instruments	10,226	(356)	10,769	(926)
Marketable securities	—	88	68	701
Unrecognized pension and postretirement benefit plan liabilities	2,623	3,742	5,246	7,484

	$222,178	$299,865	$442,383	$490,199

11. Employee Benefit Plans

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

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Pension and SERPA Benefits
Service cost	$12,841	$12,912	$25,682	$25,824
Interest cost	17,148	14,941	34,296	29,882
Expected return on plan assets	(22,015)	(20,209)	(44,030)	(40,418)
Amortization of unrecognized:
Prior service cost	1,540	1,673	3,080	3,346
Net loss	1,604	2,919	3,208	5,838

Net periodic benefit cost	$11,118	$12,236	$22,236	$24,472

Postretirement Healthcare Benefits
Service cost	$3,270	$3,191	$6,540	$6,382
Interest cost	5,410	4,895	10,820	9,790
Expected return on plan assets	(2,808)	(2,496)	(5,616)	(4,992)
Amortization of unrecognized:
Prior service credit	(281)	(281)	(562)	(562)
Net loss	1,375	1,734	2,750	3,468
Special retiree benefits	3,955	—	3,955	—

Net periodic benefit cost	$10,921	$7,043	$17,887	$14,086

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

As discussed in Note 5, the Company recorded a restructuring reserve of $11.5 million during the three months ended June 29, 2008. Of this amount, $4.0 million relates to postretirement healthcare benefits which are included as Special retiree benefits in the table above.

12. Commitments and Contingencies

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

13. Subsequent Events

On July 11, 2008, the Company announced the signing of a definitive agreement to purchase the Italian motorcycle maker MV Agusta Group (MVAG). Under the agreement, the Company will acquire 100% of MV Agusta Group shares for total consideration of approximately €70 million (approximately $109 million), which includes the satisfaction of existing bank debt for approximately €45 million (approximately $70 million). The acquisition is expected to close during the third quarter of 2008, pending the satisfaction of contingencies and receipt of regulatory approvals. The Company intends to fund the transaction primarily through euro-denominated debt.

On July 16, 2008, the Company and HDFS entered into new credit facilities totaling $1.90 billion. These facilities, a $950.0 million 364-day facility and a $950.0 million three-year facility, replace the existing $1.70 billion in combined credit facilities previously available to HDFS. Subsequent to entering the new credit facilities, the combined total of commercial paper and borrowings on the new credit facilities is limited to $1.90 billion, up from $1.70 billion.

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

Overview and Outlook(1)

The Company’s 2008 second quarter net revenue of $1.57 billion was down 2.9% compared to the second quarter of 2007. The decrease in net revenue reflects the impact of lower shipment volumes partially offset by a positive impact which resulted from changes in foreign currency exchange rates and product mix. In addition, lower operating income from Financial Services, driven by a decrease in securitization income, contributed to a 23.3% decrease in the Company’s net income for the second quarter of 2008 compared to the second quarter of 2007. Diluted earnings per share in the second quarter of 2008 were down 16.7% from the same quarter last year on lower net income which more than offset the positive impact of fewer weighted-average shares outstanding. Diluted weighted-average shares outstanding were 18.7 million lower in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the Company’s repurchases of common stock occurring over the last twelve months.

During the second quarter of 2008, the Company shipped 80,326 Harley-Davidson motorcycles, 14,791 or 15.6% fewer units than in the same period last year reflecting the impact of previously announced plans to reduce 2008 shipments. On April 17, 2008, in view of U.S. retail trends and uncertainty about the future of the economy, the Company announced plans to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than were shipped in 2007.

Retail sales of Harley-Davidson motorcycles in second quarter of 2008 continued to reflect the challenging U.S. economic climate. Worldwide retail sales of Harley-Davidson motorcycles by the Company’s independent dealers declined 3.6% during the second quarter of 2008 when compared to the same period last year. In the U.S., retail sales of Harley-Davidson motorcycles decreased 8.7% during the second quarter of 2008 while the heavyweight motorcycle industry in the U.S. decreased 0.8% during the same period. In international markets, sales of Harley-Davidson motorcycles increased 11.2% during the second quarter of 2008 compared to the second quarter of 2007.

The Company monitors the motorcycle retail sales environment closely and regularly assesses its wholesale shipment plans. The Company remains committed to shipping fewer Harley-Davidson motorcycles to its worldwide dealer network than it expects they will sell at retail in 2008. The Company expects U.S. economic conditions and ongoing consumer concerns to continue to create challenges through the end of the year, but believes the previously announced shipment reduction plans and related workforce reduction position it appropriately for the current economic environment.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date indicated, or if no date is indicated as of the filing of this report (July 31, 2008), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

On July 17, 2008 the Company reaffirmed its plans to ship 303,500 to 307,500 Harley-Davidson motorcycle units in 2008 and announced its expectation to ship between 74,000 and 78,000 Harley-Davidson motorcycles in the third quarter of 2008. The Company also reaffirmed its expectation as of that date for 2008 diluted earnings per share of $3.00 to $3.18 for 2008.

The Company believes it is fortunate to be dealing with the current economic environment from a position of financial strength and with the benefit of an exceptionally powerful brand. The Company is optimistic about its long-term business prospects and plans to continue to invest in marketing, product development and international markets to drive future growth. In support of the international growth strategy, the Company announced in July 2008 its plans to acquire the MV Agusta Group which will enhance the Company’s presence in Europe and its penetration into the performance segment of the motorcycle market. In addition, the Company expects it will continue to utilize available free cash flow to return value to shareholders through share repurchases and dividends.

Results of Operations for the Three Months Ended June 29, 2008

Compared to the Three Months Ended July 1, 2007

Overall

For the three months ended June 29, 2008, net revenue totaled $1.57 billion, a $47.6 million or 2.9% decrease from the same period last year. Net income was $222.8 million, a decrease of $67.7 million, or 23.3%. Diluted earnings per share were $0.95, a decrease of $0.19, or 16.7%. Diluted earnings per share during the second quarter of 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 235.3 million in the second quarter of 2008 compared to 254.0 million in the second quarter of 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s second quarter 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles & Related Products segment (dollars in millions):

	Three months ended
	June 29, 2008	July 1, 2007	(Decrease) Increase	% Change

Motorcycle Unit Shipments
United States	51,449	67,951	(16,502)	(24.3)%
International	28,877	27,166	1,711	6.3

Harley-Davidson motorcycle units	80,326	95,117	(14,791)	(15.6)

Touring motorcycle units	25,248	34,671	(9,423)	(27.2)
Custom motorcycle units*	41,922	39,320	2,602	6.6
Sportster motorcycle units	13,156	21,126	(7,970)	(37.7)

Harley-Davidson motorcycle units	80,326	95,117	(14,791)	(15.6)

Buell motorcycle units	4,072	3,179	893	28.1%

Net Revenue
Harley-Davidson motorcycles	$1,187.1	$1,254.2	$(67.1)	(5.3)%
Buell motorcycles	41.5	28.6	12.9	45.1

Total motorcycles	1,228.6	1,282.8	(54.2)	(4.2)

Parts & Accessories	265.7	263.4	2.3	0.9
General Merchandise	76.8	72.7	4.1	5.6
Other	1.5	1.3	0.2	N/M

Net revenue	$1,572.6	$1,620.2	$(47.6)	(2.9)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the second quarter of 2008, the Company shipped 80,326 Harley-Davidson motorcycles, a decrease of 14,791 motorcycles, or 15.6%, from the same quarter last year. The Company’s shipments in the U.S. in 2008 continue to be negatively impacted by the challenging economic environment. During the second quarter of 2008, the Company began to implement its plan to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than it shipped in 2007. The Company’s international growth is the result of the Company’s strategic focus on global markets. Outside of the U.S., international shipments grew 6.3% during the second quarter of 2008, which is consistent with the Company’s expectation of continued international growth.(1) During the second quarter of 2008, international shipments made up 35.9% of total shipments compared to 28.6% in the same period last year. At the same time, the Company closely monitors international markets for possible changes in economic conditions. Going forward, the Company plans to continue its investment in international markets to drive future growth in support of the Company’s long-term strategy.(1)

Motorcycles segment net revenue decreased $47.6 million, or 2.9%. Net revenue was lower by approximately $182 million as a direct result of the 15.6% lower shipment volume. Partially offsetting the unfavorability in volume was favorability of approximately $11 million from wholesale price increases on Harley-Davidson motorcycles and favorability resulting from changes in foreign currency exchange rates of approximately $48 million. Product mix changes, occurring within and between the motorcycle families, also increased revenue by approximately $61 million. Second quarter 2007 net revenue was also impacted by sales incentives and a one-time special financing promotion that was not repeated in the second quarter of 2008. This resulted in approximately $15 million of favorability in the second quarter of 2008.

Product mix is ultimately driven by retail demand, but can vary due to a variety of factors. For example, the second quarter of 2008 year over year mix changes were affected by the planned shipment reduction beginning in the second quarter of 2008, which led to a lower percentage of Touring and Sportster motorcycle shipments when compared to the second quarter of 2007. Touring models comprised 31.4% and 36.5% of total shipments for the three months ended June 29, 2008 and July 1, 2007, respectively, while Sportster models comprised 16.4% and 22.2% of total shipments for the three months ended June 29, 2008 and July 1, 2007, respectively. Custom model unit shipments increased as a percentage of total shipments due in part to the introduction of two new Softail models and increased demand for Dyna models.

Cost of Goods Sold

Cost of goods sold was $1.01 billion for the Motorcycles segment in the second quarter of 2008, a decrease of $4.4 million or 0.4% versus the corresponding period last year. Cost of goods sold was also directly impacted by the 15.6% decline in shipment volume, which resulted in a decrease of approximately $95 million. Partially offsetting this decrease was the impact of higher manufacturing costs of approximately $43 million. Higher manufacturing costs were largely the result of a higher fixed cost per unit and increased product content, such as new models and new features and options on the Company’s motorcycles. Cost of goods sold also increased by approximately $28 million resulting from changes in foreign currency exchange rates and approximately $18 million related to changes in product mix. Raw material surcharges were approximately $2 million higher when compared to the prior year second quarter.

Gross Profit

Gross profit was $561.9 million for the Motorcycles segment for the second quarter 2008, a decrease of $43.2 million or 7.1% versus the same period last year. Gross margin for the second quarter of 2008 was 35.7% compared to 37.4% for the second quarter of 2007. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Three months ended
	June 29, 2008	July 1, 2007	Increase (Decrease)	% Change
Interest income	$62.4	$45.4	$17.0	37.6%
Income from securitizations	12.0	36.0	(24.0)	(66.8)
Other income	32.4	30.9	1.5	4.7

Financial services income	106.8	112.3	(5.5)	(4.9)

Interest expense	28.0	18.0	10.0	55.7
Operating expenses	41.7	29.1	12.6	43.1

Financial services expense	69.7	47.1	22.6	47.9

Operating income from financial services	$37.1	$65.2	$(28.1)	(43.0)%

During the second quarter of 2008, interest income benefited from higher average retail outstanding receivables, partially offset by lower wholesale lending rates. Interest expense was higher in the second quarter of 2008 due to increased borrowings to support higher outstanding retail receivables, partially offset by lower borrowing rates as compared to the same period of 2007. The increase in retail receivables outstanding was driven by the Company’s decision not to complete a securitization in the second quarter of 2008 due to capital market volatility. The increase in operating expenses in the second quarter of 2008 is primarily due to an increase in the provision for credit losses.

Income from securitizations in the second quarter of 2008 decreased as compared to the second quarter of 2007 primarily due to the absence of a securitization transaction during the second quarter of 2008. This compares to a $950.0 million securitization transaction that was completed in the second quarter of 2007 with a gain of $19.5 million. Additionally, income from securitizations was also negatively impacted during the second quarter of 2008 by a $6.3 million impairment charge on certain retained securitization interests. The write down, which is considered a permanent impairment, resulted from a decline in the fair value of certain retained securitization interests due to higher actual and anticipated credit losses on those securitization portfolios.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased and as a result, the fair value of retained securitization interests have declined and in some cases this decline is permanent. Depending on the behavior of future loss rates, prepayment speeds and the discount rate, HDFS could experience further write-downs of its retained interests, which had a fair value of $461.7 million as of June 29, 2008. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	June 29, 2008	July 1, 2007

Balance, beginning of period	$30.1	$27.4
Provision for finance credit losses	10.4	(0.1)
Charge-offs, net of recoveries	(4.6)	(0.4)

Balance, end of period	$35.9	$26.9

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions. HDFS believes the allowance is adequate to cover estimated losses of principal in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Three months ended
	June 29, 2008	July 1, 2007	Increase	% Change
Motorcycles and Related Products
Selling & administrative	$198.5	$173.4	$25.1	14.6%
Engineering	47.4	45.4	2.0	4.4
Corporate	7.3	6.5	0.8	12.8

Total operating expenses	$253.2	$225.3	$27.9	12.5%

Total operating expenses, which include selling, administrative and engineering expenses, were 16.1% and 13.9% of net revenue for the second quarters of 2008 and 2007, respectively. Selling and administrative expenses were higher due primarily to an $11.5 million restructuring charge incurred by the Company during the second quarter of 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion) and higher international operating costs associated with the Company’s international growth.

Provision for Income Taxes

The Company’s effective income tax rate for the second quarter of 2008 was 36.0% compared to 35.5% in the same quarter last year. The increase was due to the expiration of the federal research and development tax credit as of December 31, 2007. Assuming the retroactive reinstatement of this tax credit, the Company expects its full year effective tax rate for 2008 will be 35.5%.(1)

Results of Operations for the Six Months Ended June 29, 2008

Compared to the Six Months Ended July 1, 2007

Overall

For the six months ended June 29, 2008, net revenue totaled $2.88 billion, a $79.8 million or 2.9% increase from the same period last year. Net income was $410.4 million, a decrease of $72.4 million, or 15.0%. Diluted earnings per share were $1.74, a decrease of $0.15, or 7.9%. Diluted earnings per share during the first half of 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 236.3 million in the first half of 2008 compared to 256.1 million in the first half of 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles & Related Products segment (dollars in millions):

	Six months ended
	June 29, 2008	July 1, 2007	(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	99,275	116,691	(17,416)	(14.9)%
International	52,919	46,187	6,732	14.6

Harley-Davidson motorcycle units	152,194	162,878	(10,684)	(6.6)

Touring motorcycle units	51,683	56,473	(4,790)	(8.5)
Custom motorcycle units*	70,994	70,088	906	1.3
Sportster motorcycle units	29,517	36,317	(6,800)	(18.7)

Harley-Davidson motorcycle units	152,194	162,878	(10,684)	(6.6)

Buell motorcycle units	6,464	5,737	727	12.7%

Net Revenue
Harley-Davidson motorcycles	$2,204.4	$2,145.7	$58.7	2.7%
Buell motorcycles	63.6	50.3	13.3	26.5

Total motorcycles	2,268.0	2,196.0	72.0	3.3

Parts & Accessories	447.6	451.6	(4.0)	(0.9)
General Merchandise	160.8	148.8	12.0	8.0
Other	2.5	2.7	(0.2)	N/M

Net revenue	$2,878.9	$2,799.1	$79.8	2.9%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the first six months of 2008, the Company shipped 152,194 Harley-Davidson motorcycles, a decrease of 10,684 motorcycles, or 6.6%, from the same period last year. The Company’s shipments in the U.S. in 2008 continue to be negatively impacted by the challenging economic environment. During the second quarter of 2008, the Company began to implement its plan to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than it shipped in 2007. Additionally, shipments during the first half of 2007 were directly impacted by a strike at the Company’s assembly plant in York, Pennsylvania that resulted in approximately four weeks of lost production. International shipments grew 14.6% during the first half of 2008. During the first half of 2008, international shipments made up 34.8% of total shipments compared to 28.4% in the same period last year.

Motorcycles segment net revenue increased $79.8 million, or 2.9%. Net revenue was higher as a result of favorability resulting from changes in foreign currency exchange rates of approximately $94 million. Product mix changes, occurring within and between the motorcycle families, also increased revenue by approximately $92 million. Wholesale price increases on Harley-Davidson motorcycles contributed approximately $18 million to revenue. These revenue increases were partially offset by lower sales volumes of approximately $139 million, primarily as a result of the 6.6% lower shipment volume. First half 2007 net revenue was also impacted by sales incentives and a one-time special financing promotion that was not repeated in the first half of 2008. This resulted in approximately $15 million of favorability in the first half of 2008.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of dealers and distributors who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles decreased 4.3% during the first six months of 2008 relative to the same period last year. Retail sales of Harley-Davidson motorcycles decreased 10.2% in the United States while growing 13.2% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 4.4% in the United States (through June) while growing 3.7% in Europe (through May) when compared to the same periods in 2007. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Six months ended
	June 29, 2008	July 1, 2007	(Decrease) Increase	% Change
North America Region
United States	130,437	145,282	(14,845)	(10.2)%
Canada	10,870	9,578	1,292	13.5

Total North America Region	141,307	154,860	(13,553)	(8.8)

Europe Region (Includes Middle East and Africa)
Europe(b)	25,803	24,293	1,510	6.2
Other	2,477	1,755	722	41.1

Total Europe Region	28,280	26,048	2,232	8.6

Asia Pacific Region
Japan	6,805	6,220	585	9.4
Other	5,412	4,660	752	16.1

Total Asia Pacific Region	12,217	10,880	1,337	12.3

Latin America Region	4,258	2,648	1,610	60.8

Total Worldwide Retail Sales	186,062	194,436	(8,374)	(4.3)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
United States (June)(a)	294,141	307,755	(13,614)	(4.4)%
Europe (May)(b)	212,627	205,041	7,586	3.7%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Cost of Goods Sold

Cost of goods sold was $1.84 billion for the Motorcycles segment in the first half of 2008, an increase of $69.9 million or 3.9% versus the corresponding period last year. The increased cost was led by approximately $58 million of higher manufacturing costs, which were largely the result of a higher fixed cost per unit and increased product content, such as new models and new features and options on the Company’s motorcycles. Cost of goods sold also increased by approximately $48 million resulting from changes in foreign currency exchange rates and approximately $28 million related to changes in product mix. Partially offsetting these cost increases were lower costs of approximately $64 million resulting from lower shipment volumes. Raw material surcharges were approximately $1 million higher when compared to the prior year first half.

Gross Profit

Gross profit was $1.04 billion for the Motorcycles segment for the first six months of 2008, an increase of $9.8 million or 1.0% versus the same period last year. Gross margin for the first half of 2008 was 36.1% compared to 36.7% for the first half of 2007. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Six months ended
	June 29, 2008	July 1, 2007	Increase (Decrease)	% Change
Interest income	$117.7	$96.1	$21.6	22.5%
Income from securitizations	22.2	65.2	(43.0)	(66.0)
Other income	60.2	60.2	0.0	0.0

Financial services income	200.1	221.5	(21.4)	(9.6)

Interest expense	52.5	39.1	13.4	34.6
Operating expenses	75.5	58.3	17.2	29.5

Financial services expense	128.0	97.4	30.6	31.6

Operating income from financial services	$72.1	$124.1	$(52.0)	(42.0)%

During the first six months of 2008, interest income benefited from higher average retail outstanding receivables, partially offset by lower wholesale lending rates. Interest expense was higher during the first six months of 2008 due to increased borrowings to support growth in outstanding retail receivables, partially offset by lower borrowing rates as compared to the same period of 2007. The increase in retail receivables outstanding was driven by the Company’s decision not to complete a securitization in the second quarter of 2008 due to capital market volatility. The increase in operating expenses in the first six months of 2008 is primarily due to an increase in the provision for credit losses.

Income from securitizations during the first six months of 2008 was lower as compared to 2007 due primarily to the loss on the first quarter 2008 securitization transaction and the absence of a second quarter securitization transaction. This compares to two securitization transactions completed in the first six months of 2007.

During the first six months of 2008, HDFS sold $540.0 million in retail motorcycle loans in a securitization transaction and recognized a loss of $5.4 million, or 0.99% as a percentage of loans sold. This compares to a gain as a percentage of loans sold of 1.9%, or $32.5 million, on $1.75 billion of loans securitized in the first six months of 2007. The loss in 2008 was driven by increased securitization funding costs due to capital market volatility and higher projected credit losses. During the first six months of 2008, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. The subordinated securities that were retained have been included in the investment in retained securitization interests (a component of finance receivables held for investment) in the Condensed Consolidated Balance Sheets. The cash proceeds from the 2008 securitization transaction are net of the cost of the retained subordinated securities.

Additionally, income from securitizations was negatively impacted during the first six months of 2008 by a $6.3 million write down of certain retained securitization interests. The write down, which occurred in the second quarter of 2008 and is considered a permanent impairment, resulted from a decline in the fair value of certain retained securitization interests due to higher actual and anticipated credit losses on those securitization portfolios. This compares to an impairment charge of $3.5 million incurred during the first six months of 2007.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.14% during the first six months of 2008 compared to 1.63% during the first six months of 2007. The 30-day delinquency rate for managed retail motorcycle loans at June 29, 2008 increased to 4.65% from 4.36% at July 1, 2007. Managed retail loans include loans held by HDFS as well as those sold through securitization transactions. The increase in losses was primarily due to a higher incidence of loss resulting from an increase in delinquent accounts. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2008 as compared to 2007. (1)

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Six months ended
	June 29, 2008	July 1, 2007
Balance, beginning of period	$30.3	$27.3
Provision for finance credit losses	16.4	2.3
Charge-offs, net of recoveries	(10.8)	(2.7)

Balance, end of period	$35.9	$26.9

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions. HDFS believes the allowance is adequate to cover estimated losses of principal in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Six months ended
	June 29, 2008	July 1, 2007	Increase	% Change
Motorcycles and Related Products
Selling & administrative	$373.5	$319.9	$53.6	16.8%
Engineering	86.9	86.5	0.4	0.4
Corporate	12.8	11.5	1.3	11.8

Total operating expenses	$473.2	$417.9	$55.3	13.2%

Total operating expenses, which include selling, administrative and engineering expenses, were 16.4% and 14.9% of net revenue for the first six months of 2008 and 2007, respectively. Selling and administrative expenses include an $11.5 million restructuring charge incurred by the Company during the first half of 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion). In addition, Selling and administrative expenses were higher due to increased warranty expense and higher international operating costs associated with the Company’s international growth and unfavorable changes in foreign currency exchange rates.

Provision for Income Taxes

The Company’s effective income tax rate for the first half of 2008 was 36.0% compared to 35.5% in the same period last year. The increase was due to the expiration of the federal research and development tax credit as of December 31, 2007.

Other Matters

New Accounting Standards Not Yet Adopted

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

Liquidity and Capital Resources as of June 29, 2008

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company also has a securitization program, a commercial paper program, credit facilities and debt instruments in place to support the ongoing cash requirements of its Financial Services business. The Company regularly assesses its long-term capital market strategy, which includes diversifying funding sources in the capital markets to provide the Company with the appropriate level of flexibility to fund the business and to adjust to market conditions as necessary. Although the debt capital markets remain challenging, the Company believes that HDFS will continue to have access to the securitization, term note and bank debt markets in the future.(1)

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 29, 2008	July 1, 2007
Net cash (used by) provided by operating activities	$(39,016)	$1,062,455
Net cash (used by) provided by investing activities	(151,143)	243,156
Net cash provided by (used by) financing activities	579,192	(1,120,190)

Total	$389,033	$185,421

Operating Activities

The decrease in operating cash flow from the first half of 2007 to the first half of 2008 was due primarily to lower securitization proceeds. Proceeds from the sale of retail finance receivables resulted in cash inflows of $467.7 million and $1.74 billion during the first six months of 2008 and 2007, respectively. During the first half of 2008, HDFS funded a greater percentage of its business with proceeds from commercial paper and medium-term notes than it did in the same period last year.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and short-term investment activity.

Capital expenditures were $99.6 million and $86.0 million during the first six months of 2008 and 2007, respectively. The Company estimates that total capital expenditures for 2008 will be in the range of $235.0 million to $250.0 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2008 with internally generated funds.(1)

Sales and redemptions of marketable securities (net of purchases) in the first six months of 2008 resulted in cash inflow of $2.0 million compared to $352.5 million in the first six months of 2007. The year over year decline in cash inflow from marketable securities is a result of the Company reducing its investment in marketable securities over the previous twelve months, generally for the purpose of funding share repurchases.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, stock issuances, dividend payments and finance debt activity. During the first half of 2008, the Company repurchased 3.8 million shares of its common stock at a total cost of $150.1 million. The Company repurchased 3.1 million of these shares under a general authorization provided by the Company’s Board of Directors in October 2006 to buy back 20.0 million shares. As of June 29, 2008, no shares remained under this authorization. The remaining 0.7 million shares were repurchased under an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million shares of its common stock. In addition, the Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations.

The Company paid dividends of $0.63 per share at a total cost of $148.6 million during the first six months of 2008, compared to dividends of $0.46 per share at a total cost of $116.7 million during the same period last year.

In addition to operating cash flows and proceeds from asset-backed securitizations, HDFS currently is financed by the issuance of commercial paper, borrowings under revolving credit facilities, medium-term notes and borrowings from the Company. During the period ended June 29, 2008, finance debt increased by $1.80 billion which was driven by higher finance receivables outstanding as HDFS elected to fund a greater percentage of its business through debt rather than through securitization transactions when compared to the first six months of 2007. HDFS’ outstanding debt consisted of the following as of June 29, 2008 and July 1, 2007 (in millions):

	Six months ended
	June 29, 2008	July 1, 2007
Commercial paper	$756.9	$368.2
Credit facilities	218.3	194.7

	975.2	562.9
Medium-term notes	2,002.7	586.9
Senior subordinated notes	—	30.0

Total finance debt	$2,977.9	$1,179.8

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

On July 16, 2008, the Company and HDFS entered into new credit facilities totaling $1.90 billion. These facilities, a $950.0 million 364-day facility and a $950.0 million three-year facility, replace the existing $1.70 billion Global Credit Facilities. The primary use of these new facilities is to support HDFS’ commercial paper program and to fund HDFS’ lending activities and other operations. Borrowings under each new credit facility will bear interest at various variable rates, which may be adjusted upward or downward depending on whether certain criteria are satisfied. As a result of these new facilities, HDFS may issue commercial paper of up to $1.90 billion in the aggregate.

Commercial Paper – Subject to limitations, HDFS could issue commercial paper of up to $1.70 billion of as of June 29, 2008 and $1.90 billion beginning on July 16, 2008. Maturities may range up to 365 days from the issuance date. Outstanding commercial paper may not exceed the unused portion of the Global Credit Facilities. As a result, the combined total of commercial paper and borrowings under the Global Credit Facilities was limited to $1.90 billion subsequent to July 16, 2008 and $1.70 billion as of June 29, 2008.

Medium-Term Notes – In May 2008, HDFS issued $1.00 billion of 6.80% medium-term notes due in June 2018. HDFS also has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008, $200.0 million of 5.00% medium-term notes due in December 2010, and $400.0 million of 5.25% medium-term notes due in December 2012 (all four issuances are collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of June 29, 2008 and July 1, 2007, the Notes included a fair value adjustment increasing the balance by $5.0 million and reducing the balance by $13.0 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – At July 1, 2007, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding which were due in December 2007. In December 2007, the notes matured and the principal and accrued interest was paid in full.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of June 29, 2008 and July 1, 2007, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants – HDFS is subject to various operating and financial covenants related to the Global Credit Facilities, the new credit facilities entered into on July 16, 2008 and Notes. The more significant covenants are described below.

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

At June 29, 2008, HDFS remained in compliance with all of the existing covenants.

Under the new credit facilities entered into on July 16, 2008, HDFS will be required to maintain a debt to equity ratio of 10.0 to 1.0 and the Company an interest ratio coverage of 2.5 to 1.0. The minimum required HDFS consolidated tangible net worth remains at $300.0 million. The operational covenants did not significantly change relative to those under the Global Credit Facilities.

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

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers; (vii) continue to develop the capabilities of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (xi) adjust to regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xii) anticipate consumer confidence in the economy; (xiii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of

HDFS’ loan portfolio; (xiv) retain and attract talented employees; (xv) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; (xvi) implement and manage enterprise-wide information technology solutions and secure data contained in those systems; and (xvii) successfully implement the workforce reduction plan that the Company announced in April 2008 in a manner consistent with expected timelines and costs. Assuming the agreement to purchase MV Agusta Group is consummated in a timely manner, Harley-Davidson may have challenges successfully integrating and profitably operating it.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission.

The Company’s ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company’s independent dealers to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company.

In addition, the Company’s independent dealers and distributors may experience difficulties in selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions or other factors.

Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q in Note 12 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 29, 2008:

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 to April 4	146	$39	—	25,034,602
April 5 to May 1	1,252,671	40	1,252,399	23,783,203
May 2 to June 29	228	42	—	23,786,167

Total	1,253,045	$40	1,252,399

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase any shares under this authorization during the quarter ended June 29, 2008.

Of the total shares repurchased during the second quarter of 2008, 0.5 million shares were repurchased under an authorization granted by the Company’s Board of Directors during October 2006, which separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. No shares remain under this authorization as of June 29, 2008.

The remaining 0.7 million shares that were repurchased during the second quarter of 2008 were repurchased under an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million of its common stock with no dollar limit or expiration date. As of June 29, 2008, 19.3 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 646 shares under this plan during the quarter ended June 29, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders was held on April 26, 2008.

(b) At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2011 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
George H. Conrades	142,721,014	36,579,015
Sara L. Levinson	156,748,841	22,551,188
George L. Miles, Jr.	173,255,837	6,044,192
Jochen Zeitz	173,486,216	5,813,813

The directors whose terms of office as directors continued after the meeting were Barry K. Allen, Richard I. Beattie, Jeffrey L. Bleustein, Judson C. Green, Donald A. James, James A. Norling and James L. Ziemer.

(c) Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated:

	Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non-Votes
Ratification of Ernst & Young LLP as the Company’s independent auditors	170,418,520	824,780	8,056,829	—

Item 6.	Exhibits

Refer to the Exhibit Index on page 35 of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: July 31, 2008	/s/ Thomas E. Bergmann
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