Form 10-Q
period 2008-09-28
HARLEY DAVIDSON INC
filed 2008-10-30
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-9183

Harley-Davidson, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1382325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 West Juneau Avenue, Milwaukee, Wisconsin	53208
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of October 24, 2008: 232,823,711 shares

HARLEY-DAVIDSON, INC.

Form 10-Q Index

For the Quarter Ended September 28, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Harley-Davidson, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net revenue	$1,422,834	$1,541,401	$4,301,716	$4,340,494
Cost of goods sold	938,762	950,048	2,779,583	2,720,928

Gross profit	484,072	591,353	1,522,133	1,619,566

Financial services income	111,966	98,471	312,095	319,964
Financial services expense	76,333	49,002	204,408	146,349

Operating income from financial services	35,633	49,469	107,687	173,615

Selling, administrative and engineering expense	251,703	235,360	724,902	653,275

Income from operations	268,002	405,462	904,918	1,139,906
Investment income	2,751	5,353	7,033	19,432
Interest expense	1,226	—	1,226	—

Income before provision for income taxes	269,527	410,815	910,725	1,159,338
Provision for income taxes	102,986	145,849	333,816	411,572

Net income	$166,541	$264,966	$576,909	$747,766

Earnings per common share:
Basic	$0.71	$1.07	$2.45	$2.96
Diluted	$0.71	$1.07	$2.45	$2.95

Cash dividends per common share	$0.33	$0.30	$0.96	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited) September 28, 2008	December 31, 2007	(Unaudited) September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$504,385	$402,854	$401,385
Marketable securities	524	2,475	55,355
Accounts receivable, net	331,388	181,217	185,208
Finance receivables held for sale	2,245,015	781,280	431,843
Finance receivables held for investment, net	1,115,035	1,575,283	1,275,590
Inventories	401,277	349,697	376,950
Prepaid expenses and other current assets	222,890	174,508	130,126

Total current assets	4,820,514	3,467,314	2,856,457

Finance receivables held for investment, net	906,244	845,044	861,138
Property, plant and equipment, net	1,088,179	1,060,590	1,009,075
Prepaid pension costs	75,054	89,881	44,024
Goodwill	144,678	61,401	60,519
Other long-term assets	165,068	132,376	139,747

	$7,199,737	$5,656,606	$4,970,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$435,291	$300,188	$383,719
Accrued liabilities	635,479	484,936	578,531
Current portion of debt	1,138,982	1,119,955	250,168

Total current liabilities	2,209,752	1,905,079	1,212,418

Debt	2,033,000	980,000	980,000
Pension liability	68,149	51,551	59,569
Postretirement healthcare benefits	207,810	192,531	207,957
Other long-term liabilities	180,667	151,954	148,013

Commitments and contingencies (Note 13)

Total shareholders’ equity	2,500,359	2,375,491	2,363,003

	$7,199,737	$5,656,606	$4,970,960

The accompanying notes are an integral part of the consolidated financial statements.

Harley-Davidson, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Net cash (used by) provided by operating activities (Note 3)	$(221,222)	$1,368,257

Cash flows from investing activities:
Capital expenditures	(153,687)	(139,437)
Origination of finance receivables held for investment	(471,735)	(374,854)
Collections on finance receivables held for investment	360,485	282,707
Collection of retained securitization interests	75,379	87,827
Purchase of marketable securities	—	(381,992)
Sales and redemptions of marketable securities	2,019	986,919
Acquisition of business, net of cash acquired	(95,224)	—
Other, net	(1,192)	1,696

Net cash (used by) provided by investing activities	(283,955)	462,866

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	993,550	—
Net decrease in finance-credit facilities and commercial paper	(86,519)	(506,938)
Revolving debt	175,057	—
Dividends	(225,243)	(189,093)
Purchase of common stock for treasury	(250,008)	(1,000,133)
Excess tax benefits from share-based payments	301	3,057
Issuance of common stock under employee stock option plans	1,179	21,429

Net cash provided by (used by) financing activities	608,317	(1,671,678)

Effect of exchange rate changes on cash and cash equivalents	(1,609)	3,543

Net increase in cash and cash equivalents	101,531	162,988

Cash and cash equivalents:
At beginning of period	402,854	238,397

At end of period	$504,385	$401,385

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Use of Estimates

The condensed interim consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by Harley-Davidson, Inc. (the “Company”) without audit. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles for interim financial information. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the condensed consolidated balance sheets as of September 28, 2008 and September 30, 2007, the condensed consolidated statements of income for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008; see Note 7 for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in fiscal year 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

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

3. Additional Balance Sheet and Cash Flow Information

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 28, 2008	December 31, 2007	September 30, 2007
Components at the lower of FIFO cost or market
Raw materials and work in process	$152,350	$149,954	$149,040
Motorcycle finished goods	170,140	107,768	164,744
Parts and accessories and general merchandise	116,480	124,109	94,768

Inventory at lower of FIFO cost or market	438,970	381,831	408,552
Excess of FIFO over LIFO cost	37,693	32,134	31,602

	$401,277	$349,697	$376,950

The reconciliation of net income to net cash (used by) provided by operating activities is as follows (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$576,909	$747,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154,393	152,966
Amortization of acquisition-related intangibles	16,556	—
Provision for employee long-term benefits	59,102	56,882
Stock compensation expense	18,461	15,499
Loss (gain) on current year securitizations	5,370	(36,033)
Net change in wholesale finance receivables	352,127	306,246
Origination of retail finance receivables held for sale	(2,353,720)	(2,522,496)
Collections on retail finance receivables held for sale	310,295	63,892
Proceeds from securitization of retail finance receivables	467,722	2,486,780
Contributions to pension and postretirement plans	(13,444)	(9,940)
Foreign currency adjustments	(4,053)	(6,626)
Other, net	66,273	15,288
Changes in current assets and liabilities:
Accounts receivable, net	(39,521)	(33,576)
Finance receivables—accrued interest and other	5,370	(13,232)
Inventories	(32,918)	(78,775)
Accounts payable and accrued liabilities	214,929	221,096
Other	(25,073)	2,520

Total adjustments	(798,131)	620,491

Net cash (used by) provided by operating activities	$(221,222)	$1,368,257

4. Acquisition

On August 8, 2008, the Company announced the completion of its purchase of privately-held Italian motorcycle maker MV Agusta Group (MVAG). The Company acquired 100 percent of MVAG shares for total consideration of €68.3 million ($105.1 million), which includes the satisfaction of existing bank debt for €47.5 million ($73.2 million). In addition, the agreement provides for a contingent payment to the former owner of MVAG in 2016, if certain financial targets are met. The Company financed the transaction and MVAG’s initial working capital requirements through $175.1 million of short-term revolving debt under existing credit facilities. The Company believes the acquisition of MVAG will enhance the Company’s presence in Europe and its penetration into the performance segment of the motorcycle market.

In conjunction with the acquisition of MVAG, the Company recorded initial goodwill of $87.9 million and initial intangible assets of $33.8 million. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is still preliminary. Additionally, the Company recorded a $16.6 million one-time expense (included within Selling and administrative expenses) related to the fair value of acquired in-process research and development projects.

The operating results of MVAG, which is part of the Motorcycles & Related Products segment, have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information reflecting this acquisition has not been disclosed as the pro forma impact on consolidated net income would not be material.

5. Impairment of Investment in Retained Securitization Interests

During the nine months ended September 28, 2008 and September 30, 2007, the Company recorded an impairment charge of $6.3 million and $3.5 million, respectively, related to its retained securitization interests (a component of Finance receivables held for investment in the Condensed Consolidated Balance Sheets). Retained securitization interests are recorded at fair value, which is based on the present value of future expected cash flows using the Company’s best estimate of key assumptions for credit losses, prepayment speed and discount rates commensurate with the risks involved. During the nine months ended September 28, 2008 and September 30, 2007, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment. These impairments were considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios. During the nine months ended September 30, 2007, the higher actual and anticipated credit losses were partially offset by a slowing in actual and expected prepayment speeds. These charges were recorded as a reduction of Financial services income.

6. Restructuring Costs

During the second quarter of 2008, the Company finalized a plan to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company achieved this reduction through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. As a result of the workforce reduction plan, the Company recorded an $11.5 million charge during the second quarter of 2008 within Selling, administrative and engineering expense. The total restructuring charge consisted of $7.6 million of employee severance benefits and $3.9 million of special retiree benefits for those individuals eligible to receive benefits. During the third quarter of 2008, the Company increased its restructuring plan charge related to special retiree benefits by $0.9 million while reversing $0.4 million of employee severance benefits not expected to be utilized. As of September 28, 2008, all 730 employees and contract workers have departed from the Company.

The following table summarizes the Company’s restructuring reserve recorded in Accrued liabilities as of September 28, 2008 (in thousands):

Employee Severance
Original reserve	$7,594
Utilized—cash	(76)

Balance, June 29, 2008	$7,518
Utilized—cash	(3,248)
Reserve release—noncash	(381)

Balance, September 28, 2008	$3,889

Of the total restructuring reserve, $3.9 million is recorded within Accrued liabilities and $4.8 million is recorded within Postretirement healthcare benefits in the Company’s Condensed Consolidated Balance Sheet as of September 28, 2008.

7. Fair Value Measurements

The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Balance as of September 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and marketable securities	$258,583	$258,059	$524	—
Derivatives	13,570	—	13,570	—
Investment in retained securitization interests	399,827	—	—	$399,827

	$671,980	$258,059	$14,094	$399,827

Liabilities:
Derivatives	$6,258	—	$6,258	—

The following table presents additional information about the Investment in retained securitization interests which is measured at fair value on a recurring basis using Significant Unobservable Inputs (Level 3). The Investment in retained securitization interests is valued using pricing models and discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions marketplace participants would use at September 28, 2008. Refer to “Critical Accounting Estimates” under Item 7 and Note 3 of Notes to the Consolidated Financial Statements under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion regarding the assumptions used to value the Investment in retained securitization interests.

(in thousands)	Three months ended September 28, 2008	Nine months ended September 28, 2008
Balance, beginning of period	$461,657	$407,742
Total gains or losses (realized/unrealized):
Included in Financial services income(a)	12,986	39,220
Included in other comprehensive income	(5,059)	(13,382)
Sales, repurchases and settlements, net	(69,757)	(33,753)

Balance, end of period	$399,827	$399,827

(a)	Total gains or losses included in Financial services income includes an impairment charge of $6.3 million as discussed in Note 5.

Finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value, and are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments, that in management’s judgment, reflect assumptions marketplace participants would use at September 28, 2008. Any amount by which cost exceeds fair value is accounted for as a valuation allowance with an offset to other income. At September 28, 2008, the Company recorded a non-cash charge of $9.4 million due to a decline in the fair value below cost on finance receivables held for sale, primarily as a result of higher estimated funding costs related to significant volatility in the capital markets. The fair value of the finance receivables held for sale at September 28, 2008 was $2.24 billion.

8. Product Warranty and Safety Recall Campaigns

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

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Balance, beginning of period	$81,427	$74,017	$70,523	$66,385
Warranties issued during the period	12,273	13,625	37,921	40,642
Warranties from business acquisition	2,469	—	2,469	—
Settlements made during the period	(21,881)	(18,582)	(51,047)	(49,611)
Recalls and changes to pre-existing warranty liabilities	115	58	14,537	11,702

Balance, end of period	$74,403	$69,118	$74,403	$69,118

The liability for safety recall campaigns was $4.2 million and $2.9 million as of September 28, 2008 and September 30, 2007, respectively.

9. Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Motorcycles net revenue	$1,422,834	$1,541,401	$4,301,716	$4,340,494

Gross profit	484,072	591,353	1,522,133	1,619,566
Operating expenses	250,046	233,068	710,420	639,512

Operating income from Motorcycles	234,026	358,285	811,713	980,054

Financial Services income	111,966	98,471	312,095	319,964
Financial Services expense	76,333	49,002	204,408	146,349

Operating income from Financial Services	35,633	49,469	107,687	173,615

Corporate expenses	1,657	2,292	14,482	13,763

Income from operations	$268,002	$405,462	$904,918	$1,139,906

As discussed in Note 5, Financial Services income for the nine months ended September 28, 2008 and September 30, 2007 includes an impairment charge of $6.3 million and $3.5 million, respectively. As discussed in Note 7, Financial Services income for the three and nine months ended September 28, 2008 includes a lower of cost or fair value adjustment related to finance receivables held for sale of $9.4 million.

As discussed in Note 4, Operating expenses of the Motorcycles segment for the three and nine months ended September 28, 2008 include a $16.6 million one-time expense related to the fair value of acquired in-process research and development projects. Additionally, as discussed in Note 6, Operating expenses of the Motorcycles segment for the three and nine months ended September 28, 2008 include a net restructuring charge of $0.5 million and $12.0 million, respectively. Neither of these charges relates to Financial Services.

10. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator:
Net income used in computing basic and diluted earnings per share	$166,541	$264,966	$576,909	$747,766

Denominator:
Denominator for basic earnings per share—weighted-average common shares	233,081	247,057	235,068	252,513
Effect of dilutive securities—employee stock compensation plan	339	557	253	750

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	233,420	247,614	235,321	253,263

Basic earnings per share	$0.71	$1.07	$2.45	$2.96
Diluted earnings per share	$0.71	$1.07	$2.45	$2.95

Outstanding options to purchase 5.4 million and 1.4 million shares of common stock for the three months ended September 28, 2008 and September 30, 2007, respectively, and 5.1 million and 0.8 million shares of common stock for the nine months ended September 28, 2008 and September 30, 2007, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

11. Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$166,541	$264,966	$576,909	$747,766
Foreign currency translation adjustment	(37,736)	14,261	(16,362)	23,105
Changes in net unrealized (losses) and gains, net of tax:
Retained securitization interest	(3,263)	4,823	(8,705)	(3,881)
Derivative financial instruments	9,971	(7,218)	20,740	(8,144)
Marketable securities	—	641	68	1,342
Unrecognized pension and postretirement benefit plan liabilities	2,623	3,742	7,869	11,226

	$138,136	$281,215	$580,519	$771,414

12. Employee Benefit Plans

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

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Pension and SERPA Benefits
Service cost	$12,841	$12,912	$38,523	$38,736
Interest cost	17,148	14,941	51,444	44,823
Expected return on plan assets	(22,015)	(20,209)	(66,045)	(60,627)
Amortization of unrecognized:
Prior service cost	1,540	1,673	4,620	5,019
Net loss	1,604	2,919	4,812	8,757

Net periodic benefit cost	$11,118	$12,236	$33,354	$36,708

Postretirement Healthcare Benefits
Service cost	$3,270	$3,191	$9,810	$9,573
Interest cost	5,410	4,895	16,230	14,685
Expected return on plan assets	(2,808)	(2,496)	(8,424)	(7,488)
Amortization of unrecognized:
Prior service credit	(281)	(281)	(843)	(843)
Net loss	1,375	1,734	4,125	5,202
Special retiree benefits	826	—	4,781	—

Net periodic benefit cost	$7,792	$7,043	$25,679	$21,129

The Company does not expect to make additional contributions to further fund its pension and postretirement healthcare plans during the remainder of 2008 beyond the amount of current benefit payments for SERPA and postretirement healthcare plans. However, due to significant declines in worldwide financial market conditions, the Company may be required to make additional contributions in 2009 in addition to the amount of current benefit payments.

During the remainder of 2008, the Company expects to continue its practice of funding the SERPA and postretirement healthcare plans in amounts equal to benefits paid during the year.

As discussed in Note 6, the Company recorded a net restructuring reserve of $12.0 million during the nine months ended September 28, 2008. Of this amount, $4.8 million relates to postretirement healthcare benefits which are included as part of Special retiree benefits in the table above.

13. Commitments and Contingencies

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

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta Group (MVAG), and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight motorcycles and offers a line of motorcycle parts, accessories, general merchandise and related services. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and VRSC™. Buell produces premium sport performance motorcycles and offers a line of motorcycle parts, accessories and apparel. MVAG produces premium, high-performance sport motorcycles sold under the MV Agusta® brand and lightweight sport motorcycles sold under the Cagiva® brand. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The “% Change” figures included in this section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview and Outlook(1)

The Company’s 2008 third quarter net revenue and net income were down 7.7% and 37.1%, respectively, compared to the third quarter of 2007. The Company’s third quarter financial performance reflected a 13.7% decrease in shipments of Harley-Davidson motorcycles and lower operating income from Financial Services as the challenging U.S. economic environment continued to impact the Company’s results during the third quarter of 2008.

Worldwide retail sales of Harley-Davidson motorcycles in the third quarter of 2008 were down 9.6%. U.S retail sales of Harley-Davidson motorcycles in the third quarter of 2008 were down 15.5% while international retail sales were up 11.3%. However, sales growth in certain European countries slowed more during the third quarter of 2008 than the Company anticipated as a result of deteriorating economic conditions. The Company continues to carefully monitor all of its markets in light of the challenging economy and remains committed to shipping fewer Harley-Davidson motorcycles to its worldwide dealer network than it expects they will sell at retail in 2008.

HDFS has maintained its position as a stable, consistent source of financing for dealers and retail customers despite turbulent conditions in the credit markets. Going forward, the Company believes HDFS will continue to have access to capital markets and, in the event that capital market conditions worsen, has developed contingency plans to obtain appropriate funding as discussed under “Liquidity and Capital Resources”.

On October 16, 2008, the Company announced a narrowed 2008 shipment expectation for Harley-Davidson motorcycles of 303,500 to 306,000 units. This compares to the previous range of 303,500 to 307,500 units. At the same time, the Company also provided a narrowed expectation for 2008 diluted earnings per share of $3.00 to $3.10, which compares to the previous range of $3.00 to $3.18.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date indicated, or if no date is indicated as of the filing of this report (October 30, 2008), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The Company believes that the near-term global economic environment will be challenging for the business and it will continue to make prudent decisions to manage through this difficult environment. At the same time, the Company is optimistic about its long-term business prospects and plans to continue to reinvest in the business. This was evidenced during the quarter by the acquisition of MVAG which will enhance the Company’s presence in Europe and its penetration into the performance segment of the motorcycle market.

Results of Operations for the Three Months Ended September 28, 2008

Compared to the Three Months Ended September 30, 2007

Consolidated Results

	Three months ended
(in millions, except earnings per share and effective income tax rate)	September 28, 2008	September 30, 2007	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$234.0	$358.3	$(124.3)	(34.7)%
Operating income from financial services	$35.6	$49.5	$(13.9)	(28.0)%
Investment income	$2.8	$5.4	$(2.6)	(48.6)%
Interest expense	$1.2	—	$1.2	N/M
Net income	$166.5	$265.0	$(98.5)	(37.1)%
Diluted earnings per share	$0.71	$1.07	$(0.36)	(33.6)%

Effective income tax rate	38.2%	35.5%

As discussed in Overview and Outlook, the decrease in Motorcycles operating income during the third quarter was driven by a decrease in shipments of Harley-Davidson motorcycles. In addition, lower operating income from Financial Services contributed to the decrease in consolidated income from operations for the third quarter of 2008 compared to the third quarter of 2007. Please refer to the detailed discussion of segment results following.

Investment income was lower during the third quarter of 2008 due to the decrease in average marketable securities during the same period. Interest expense during the third quarter relates to consolidated debt incurred in connection with the acquisition of MVAG.

Diluted earnings per share in the third quarter of 2008 were down 33.6% from the same quarter last year on lower net income which more than offset the positive impact of fewer weighted-average shares outstanding. Diluted earnings per share during the third quarter of 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 233.4 million in the third quarter of 2008 compared to 247.6 million in the third quarter of 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s third quarter 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

The Company’s effective income tax rate for the third quarter of 2008 was 38.2% compared to 35.5% in the same quarter last year. The increase was due primarily to a one-time $16.6 million non-deductible in-process research and development charge for MVAG and the expiration of the federal research and development tax credit as of December 31, 2007. In October 2008, the federal research and development tax credit was reinstated for two years retroactive to January 1, 2008 continuing through December 31, 2009. The Company expects its full year effective tax rate for 2008 will be approximately 35.5%.(1)

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments for the Motorcycles & Related Products segment:

	Three months ended
	September 28, 2008		September 30, 2007		(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	49,953	66.9%	65,756	76.0%	(15,803)	(24.0)%
International	24,751	33.1%	20,779	24.0%	3,972	19.1

Harley-Davidson motorcycle units	74,704	100.0%	86,535	100.0%	(11,831)	(13.7)

Touring motorcycle units	24,008	32.1%	28,461	32.9%	(4,453)	(15.6)
Custom motorcycle units*	34,322	45.9%	39,488	45.6%	(5,166)	(13.1)
Sportster motorcycle units	16,374	21.9%	18,586	21.5%	(2,212)	(11.9)

Harley-Davidson motorcycle units	74,704	100.0%	86,535	100.0%	(11,831)	(13.7)

Buell motorcycle units	2,760		2,639		121	4.6%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the third quarter of 2008, the Company shipped 74,704 Harley-Davidson motorcycles, a decrease of 11,831 motorcycles, or 13.7%, from the same quarter last year. The Company’s shipments in the U.S. in 2008 continued to be negatively impacted by the challenging economic environment, but were consistent with previously announced plans to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than were shipped in 2007. The Company’s shipments in international markets grew during the third quarter, and the percentage of units shipped to international customers increased, consistent with the Company’s strategic focus on global markets.

The following table includes net revenue for the Motorcycles & Related Products segment (in millions):

	Three months ended
	September 28, 2008	September 30, 2007	(Decrease) Increase	% Change
Net Revenue
Harley-Davidson motorcycles	$1,051.0	$1,182.6	$(131.6)	(11.1)%
Buell motorcycles	26.1	22.5	3.6	15.9

	1,077.1	1,205.1	(128.0)	(10.6)

Parts & Accessories	259.0	251.5	7.5	3.0
General Merchandise	84.0	83.2	0.8	1.0
Other	2.7	1.6	1.1	N/M

Net revenue	$1,422.8	$1,541.4	$(118.6)	(7.7)%

Motorcycles segment net revenue decreased $118.6 million, or 7.7%. Net revenue was lower by approximately $134 million primarily due to the 13.7% lower shipment volume. In addition, product mix changes decreased revenue by approximately $8 million. Partially offsetting the unfavorability in volume and product mix was favorability of approximately $2 million from wholesale price increases on Harley-Davidson motorcycles and favorability resulting from changes in foreign currency exchange rates of approximately $22 million.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of dealers and distributors who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles decreased 9.6% during the third quarter of 2008 relative to the same period last year. Retail sales of Harley-Davidson motorcycles decreased 15.5% in the United States while growing 11.3% internationally. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	September 28, 2008	September 30, 2007	(Decrease) Increase	% Change
North America Region
United States	59,000	69,810	(10,810)	(15.5)%
Canada	3,682	3,277	405	12.4

Total North America Region	62,682	73,087	(10,405)	(14.2)

Europe Region (Includes Middle East and Africa)
Europe(b)	8,481	8,301	180	2.2
Other	1,006	920	86	9.3

Total Europe Region	9,487	9,221	266	2.9

Asia Pacific Region
Japan	4,697	3,808	889	23.3
Other	2,310	2,156	154	7.1

Total Asia Pacific Region	7,007	5,964	1,043	17.5

Latin America Region	1,776	1,254	522	41.6

Total Worldwide Retail Sales	80,952	89,526	(8,574)	(9.6)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Cost of Goods Sold

Cost of goods sold was $938.8 million for the Motorcycles segment in the third quarter of 2008, a decrease of $11.3 million or 1.2% versus the corresponding period last year. Cost of goods sold was also impacted by the 13.7% decline in shipment volume, which resulted in a decrease of approximately $59 million. Additionally, changes in product mix resulted in a decrease of approximately $5 million. Partially offsetting these decreases were higher manufacturing costs of approximately $40 million. Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Additionally, higher manufacturing costs were also the result of increased product cost as the Company invests in new models and increased product content, such as new features and options on the Company’s motorcycles. Cost of goods sold also increased by approximately $7 million resulting from changes in foreign currency exchange rates. Raw material surcharges were approximately $6 million higher when compared to the prior year third quarter.

Gross Profit

Gross profit was $484.1 million for the Motorcycles segment for the third quarter 2008, a decrease of $107.3 million or 18.1% versus the same period last year. Gross margin for the third quarter of 2008 was 34.0% compared to 38.4% for the third quarter of 2007. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Three months ended
	September 28, 2008	September 30, 2007	Increase (Decrease)	% Change
Interest income	$79.8	$43.6	$36.2	83.0%
Income from securitizations	13.9	21.1	(7.2)	(34.0)
Other income	18.2	33.8	(15.6)	(46.1)

Financial services income	111.9	98.5	13.4	13.7

Interest expense	37.5	19.2	18.3	95.3
Operating expenses	38.8	29.8	9.0	30.3

Financial services expense	76.3	49.0	27.3	55.8

Operating income from financial services	$35.6	$49.5	$(13.9)	(28.0)%

During the third quarter of 2008, interest income benefited from higher average retail outstanding receivables, partially offset by lower wholesale lending rates. Interest expense was higher in the third quarter of 2008 due to increased borrowings to support higher outstanding retail receivables, partially offset by lower borrowing rates as compared to the same period of 2007. The increase in retail receivables outstanding was driven by the lack of securitization transactions in the second and third quarters of 2008 due to capital market volatility. The increase in operating expenses in the third quarter of 2008 is primarily due to an increase in the provision for credit losses.

Income from securitizations in the third quarter of 2008 decreased as compared to the third quarter of 2007 primarily due to the absence of a securitization transaction during the third quarter of 2008. This compares to a $782.0 million securitization transaction that was completed in the third quarter of 2007 with a gain of $3.5 million. Income from securitizations also decreased due to lower income from retained securitization interests, which totaled $13.9 million in the third quarter of 2008 versus $17.5 million in the third quarter of 2007.

During the three months ended September 28, 2008, HDFS recorded a non-cash charge to earnings of $9.4 million from the lower of cost or estimated fair value on its finance receivables held for sale. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments, that in management’s judgment, reflect assumptions marketplace participants would use. Any amount by which cost exceeds fair value is accounted for as a valuation allowance with an offset to other income. The decline in fair value below cost was primarily due to higher estimated funding costs related to significant volatility in the capital markets. The charge to earnings was recorded in other income and was a primary factor for the decrease in other income in the third quarter of 2008 as compared to the same period of 2007.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	September 28, 2008	September 30, 2007
Balance, beginning of period	$35.9	$26.9
Provision for finance credit losses	8.0	2.0
Charge-offs, net of recoveries	(7.1)	(1.8)

Balance, end of period	$36.8	$27.1

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions. HDFS believes the allowance is adequate to cover estimated losses of principal in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Three months ended
	September 28, 2008	September 30, 2007	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & administrative	$210.9	$185.0	$25.9	14.0%
Engineering	39.1	48.1	(9.0)	(18.7)
Corporate	1.7	2.3	(0.6)	(27.7)

Total operating expenses	$251.7	$235.4	$16.3	6.9%

Total operating expenses, which include selling, administrative and engineering expenses, were 17.7% and 15.3% of net revenue for the third quarters of 2008 and 2007, respectively. Selling and administrative expenses were higher due primarily to the impact of the one-time $16.6 million expense related to the value of in-process research and development at MVAG during the third quarter of 2008 (see Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion). Additionally, selling and administrative expenses increased due to higher international operating costs associated with the Company’s international growth; however, this was partially offset by lower engineering spending during the third quarter of 2008 compared to the third quarter of 2007.

Results of Operations for the Nine Months Ended September 28, 2008

Compared to the Nine Months Ended September 30, 2007

Consolidated Results

	Nine months ended
(in millions, except earnings per share and effective income tax rate amounts)	September 28, 2008	September 30, 2007	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$811.7	$980.1	$(168.4)	(17.2)%
Operating income from financial services	$107.7	$173.6	$(65.9)	(38.0)%
Investment income	$7.0	$19.4	$(12.4)	(63.8)%
Interest expense	$1.2	—	$1.2	N/M
Net income	$576.9	$747.8	$(170.9)	(22.8)%
Diluted earnings per share	$2.45	$2.95	$(0.50)	(16.9)%

Effective income tax rate	36.7%	35.5%

The decrease in Motorcycles operating income during the nine months ended September 28, 2008 was driven by a decrease in shipments of Harley-Davidson motorcycles. In addition, lower operating income from Financial Services contributed to the decrease in consolidated income from operations for the nine months ended September 28, 2008 compared to the same period last year. Please refer to the detailed discussion of segment results following.

Investment income was lower during the first nine months of 2008 due to the decrease in average marketable securities during the same period. Interest expense during the first three quarters relates to consolidated debt incurred in connection with the acquisition of MVAG.

Diluted earnings per share for the first nine months of 2008 were down 16.9% from the same period last year on lower net income which more than offset the positive impact of fewer weighted-average shares outstanding. Diluted earnings per share during the first nine months of 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 235.3 million in the first nine months of 2008 compared to 253.3 million in the first nine months of 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s third quarter 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

The Company’s effective income tax rate for the first nine months of 2008 was 36.7% compared to 35.5% in the same period last year. The increase was due primarily to the non-deductible in-process research and development charge for MVAG and the expiration of the federal research and development tax credit as of December 31, 2007. In October 2008, the federal research and development tax credit was reinstated for two years retroactive to January 1, 2008 continuing through December 31, 2009.

Diluted earnings per share during the first nine months of 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 235.3 million in the first nine months of 2008 compared to 253.3 million in the first nine months of 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over the last year. The Company’s 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments & Net Revenue

The following table includes wholesale motorcycle unit shipments for the Motorcycles & Related Products segment:

	Nine months ended
	September 28, 2008		September 30, 2007		(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	149,228	65.8%	182,447	73.2%	(33,219)	(18.2)%
International	77,670	34.2%	66,966	26.8%	10,704	16.0

Harley-Davidson motorcycle units	226,898	100.0%	249,413	100.0%	(22,515)	(9.0)

Touring motorcycle units	75,691	33.4%	84,934	34.1%	(9,243)	(10.9)
Custom motorcycle units*	105,316	46.4%	109,576	43.9%	(4,260)	(3.9)
Sportster motorcycle units	45,891	20.2%	54,903	22.0%	(9,012)	(16.4)

Harley-Davidson motorcycle units	226,898	100.0%	249,413	100.0%	(22,515)	(9.0)

Buell motorcycle units	9,224		8,376		848	10.1%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the first nine months of 2008, the Company shipped 226,898 Harley-Davidson motorcycles, a decrease of 22,515 motorcycles, or 9.0%, from the same period last year. The Company’s shipments in the U.S. in 2008 continued to be negatively impacted by the challenging economic environment, but were consistent with previously announced plans to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than were shipped in 2007. The Company’s shipments in international markets grew during the nine-month period, and the percentage of units shipped to international customers increased, consistent with the Company’s strategic focus on global markets.

The following table includes net revenue for the Motorcycles & Related Products segment (in millions):

	Nine months ended
	September 28, 2008	September 30, 2007	(Decrease) Increase	% Change
Net Revenue
Harley-Davidson motorcycles	$3,255.3	$3,328.3	$(73.0)	(2.2)%
Buell motorcycles	89.7	72.8	16.9	23.2

Total motorcycles	3,345.0	3,401.1	(56.1)	(1.6)

Parts & Accessories	706.6	703.1	3.5	0.5
General Merchandise	244.8	232.0	12.8	5.5
Other	5.3	4.3	1.0	N/M

Net revenue	$4,301.7	$4,340.5	$(38.8)	(0.9)%

Motorcycles segment net revenue decreased $38.8 million, or 0.9%. Net revenue was lower by approximately $273 million primarily due to the 9.0% lower shipment volume. Partially offsetting the unfavorability in volume was favorability resulting from changes in foreign currency exchange rates of approximately $116 million and product mix changes of approximately $84 million. In addition, wholesale price increases on Harley-Davidson motorcycles contributed approximately $20 million to revenue. Net revenue for the first nine months of 2007 was also impacted by sales incentives and a one-time special financing promotion that was not repeated in the first nine months of 2008. This resulted in approximately $15 million of favorability in the first nine months of 2008.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of dealers and distributors who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles decreased 6.0% during the first nine months of 2008 relative to the same period last year. Retail sales of Harley-Davidson motorcycles decreased 11.9% in the United States while growing 12.6% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 4.0% in the United States (through September) while growing 3.8% in Europe (through August) when compared to the same periods in 2007. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Nine months ended
	September 28, 2008	September 30, 2007	(Decrease) Increase	% Change
North America Region
United States	189,437	215,092	(25,655)	(11.9)%
Canada	14,552	12,855	1,697	13.2

Total North America Region	203,989	227,947	(23,958)	(10.5)

Europe Region (Includes Middle East and Africa)
Europe(b)	34,284	32,594	1,690	5.2
Other	3,483	2,675	808	30.2

Total Europe Region	37,767	35,269	2,498	7.1

Asia Pacific Region
Japan	11,502	10,028	1,474	14.7
Other	7,722	6,816	906	13.3

Total Asia Pacific Region	19,224	16,844	2,380	14.1

Latin America Region	6,034	3,902	2,132	54.6

Total Worldwide Retail Sales	267,014	283,962	(16,948)	(6.0)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data through the month indicated:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
United States (September)(a)	425,731	443,511	(17,780)	(4.0)%
Europe (August)(b)	323,139	311,164	11,975	3.8%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Cost of Goods Sold

Cost of goods sold was $2.78 billion for the Motorcycles segment in the first nine months of 2008, an increase of $58.7 million or 2.2% versus the corresponding period last year. The increased cost was led by higher manufacturing costs of approximately $97 million. Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Additionally, higher manufacturing costs were also the result of increased product cost as the Company invests in new models and increased product content, such as new features and options on the Company’s motorcycles. Cost of goods sold also increased by approximately $55 million resulting from changes in foreign currency exchange rates and approximately $23 million related to changes in product mix. Partially offsetting these cost increases were lower costs of approximately $123 million resulting from lower shipment volumes. Raw material surcharges were approximately $6 million higher when compared to the prior year nine months.

Gross Profit

Gross profit was $1.52 billion for the Motorcycles segment for the first nine months of 2008, a decrease of $97.4 million or 6.0% versus the same period last year. Gross margin for the first nine months of 2008 was 35.4% compared to 37.3% for the first nine months of 2007. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	Nine months ended
	September 28, 2008	September 30, 2007	Increase (Decrease)	% Change
Interest income	$197.6	$139.7	$57.9	41.4%
Income from securitizations	36.0	86.2	(50.2)	(58.2)
Other income	78.5	94.0	(15.5)	(16.6)

Financial services income	312.1	319.9	(7.8)	(2.5)

Interest expense	90.1	58.3	31.8	54.6
Operating expenses	114.3	88.0	26.3	29.8

Financial services expense	204.4	146.3	58.1	39.7

Operating income from financial services	$107.7	$173.6	$(65.9)	(38.0)%

During the first nine months of 2008, interest income benefited from higher average retail outstanding receivables, partially offset by lower wholesale lending rates. Interest expense was higher during the first nine months of 2008 due to increased borrowings to support growth in outstanding retail receivables, partially offset by lower borrowing rates as compared to the same period of 2007. The increase in retail receivables outstanding was driven by the lack of a securitization in the second and third quarters of 2008 due to capital market volatility. The increase in operating expenses in the first nine months of 2008 is primarily due to an increase in the provision for credit losses.

Income from securitizations during the first nine months of 2008 was lower as compared to 2007 due primarily to the loss on the first quarter 2008 securitization transaction and the absence of a securitization transaction in the second and third quarters of 2008. This compares to three securitization transactions completed in the first nine months of 2007.

During the first nine months of 2008, HDFS sold $540.0 million in retail motorcycle loans in a securitization transaction and recognized a loss of $5.4 million, or 0.99% as a percentage of loans sold. This compares to a gain as a percentage of loans sold of 1.42%, or $36.0 million, on $2.53 billion of loans securitized in the first nine months of 2007. The loss in 2008 was driven by increased securitization funding costs due to capital market volatility and higher projected credit losses. In the 2008 securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. The subordinated securities that were retained have been included in the investment in retained securitization interests (a component of finance receivables held for investment) in the Condensed Consolidated Balance Sheets. The cash proceeds from the 2008 securitization transaction are net of the cost of the retained subordinated securities.

Income from securitizations was also negatively impacted during the first nine months of 2008 by a $6.3 million write down of certain retained securitization interests. The write down, which occurred in the second quarter of 2008 and is considered a permanent impairment, resulted from a decline in the fair value of certain retained securitization interests due to higher actual and anticipated credit losses on those securitization portfolios. This compares to an impairment charge of $3.5 million incurred during the first nine months of 2007.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased, and as a result, the fair value of retained securitization interests have declined and in some cases this decline is permanent. Depending on the behavior of future loss rates, prepayment speeds and the discount rate, HDFS could experience further write-downs of its retained interests, which had a fair value of $399.8 million as of September 28, 2008. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests.

During the nine months ended September 28, 2008, HDFS recorded a non-cash charge to earnings of $9.4 million from the lower of cost or estimated fair value on its finance receivables held for sale. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments, that in management’s judgment, reflect assumptions marketplace participants would use. Any amount by which cost exceeds fair value is accounted for as a valuation allowance with an offset to other income. The decline in fair value below cost was primarily due to higher estimated funding costs related to significant volatility in the capital markets. The charge to earnings was recorded in other income and was a primary factor for the decrease in other income during the first nine months of 2008 as compared to the same period of 2007.

Annualized losses on HDFS’ managed retail motorcycle loans were 1.97% during the first nine months of 2008 compared to 1.65% during the first nine months of 2007. The 30-day delinquency rate for managed retail motorcycle loans at September 28, 2008 increased to 5.59% from 4.91% at September 30, 2007. Managed retail loans include loans held by HDFS as well as those sold through securitization transactions. The increase in losses was primarily due to a higher incidence of loss resulting from an increase in delinquent accounts. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2008 as compared to 2007.(1)

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Nine months ended
	September 28, 2008	September 30, 2007
Balance, beginning of period	$30.3	$27.3
Provision for finance credit losses	24.5	4.3
Charge-offs, net of recoveries	(18.0)	(4.5)

Balance, end of period	$36.8	$27.1

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, and current economic conditions. HDFS believes the allowance is adequate to cover estimated losses of principal in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	Nine months ended
	September 28, 2008	September 30, 2007	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & administrative	$584.5	$504.9	$79.6	15.8%
Engineering	126.0	134.6	(8.6)	(6.4)
Corporate	14.5	13.8	0.7	5.2

Total operating expenses	$725.0	$653.3	$71.7	11.0%

Total operating expenses, which include selling, administrative and engineering expenses, were 16.9% and 15.1% of net revenue for the first nine months of 2008 and 2007, respectively. Selling and administrative expenses include a $12.0 million restructuring charge incurred by the Company during the first nine months of 2008 (see Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion) and the impact of the one-time $16.6 million expense related to the value of in-process research and development at MVAG (see Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion). In addition, selling and administrative expenses were higher due to higher international operating costs associated with the Company’s international growth.

Other Matters

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in fiscal year 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

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

Critical Accounting Estimates

Critical accounting estimates are described in “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the Company’s critical accounting estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 except as described below.

Finance Receivables Held for Sale – U.S. retail motorcycle loans that the Company intends to securitize at the time of loan origination are classified as finance receivables held for sale. Finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments, that in management’s judgment, reflect assumptions marketplace participants would use. Any amount by which cost exceeds fair value is accounted for as a valuation allowance with an offset to other income. Cash flows related to finance receivables held for sale are included in cash flows from operating activities.

Prior to the third quarter of 2008, the cost basis of finance receivables held for sale was lower than the estimated fair value and no lower of cost or estimated fair value adjustment has been required. However, significant volatility in the capital markets during the third quarter of 2008 required HDFS to record a $9.4 million non-cash charge due to a decline in the fair value below cost related to finance receivables held for sale. In the future, volatility in the capital markets or negative credit performance of finance receivables held for sale could result in further decreases in the fair value of finance receivables held for sale.

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

Liquidity and Capital Resources as of September 28, 2008

The Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) In addition, the Company has had access and expects that it will have continued access to the unsecured debt, unsecured commercial paper, committed unsecured bank credit facility and asset-backed securitization markets to support the ongoing cash requirements of its Financial Services business. HDFS regularly assesses its long-term capital market strategy, which includes diversifying funding sources in the capital markets to provide the appropriate level of flexibility to fund its business and to adjust to market conditions as necessary.

In the fourth quarter of 2008, HDFS expects to have funding available to repay $400.0 million of medium-term notes maturing in December 2008, through available funds, proceeds from a fourth quarter 2008 unsecured debt issuance or other sources. HDFS also expects it will have continuing access to the unsecured commercial paper and committed unsecured bank credit facility markets. In addition, HDFS is also exploring the establishment of an asset-backed commercial paper facility to supplement its existing unsecured commercial paper program.

In 2009, HDFS expects to utilize a combination of funding sources including the unsecured debt, asset-backed securitization, commercial paper and committed unsecured bank credit facility markets. In addition, given the unprecedented volatility in the capital markets, HDFS has developed contingency plans which would only be implemented in the event that conditions in the capital markets limit HDFS’ funding sources. These contingencies include but are not limited to utilizing cash from the Motorcycles Segment and issuing Harley-Davidson, Inc. unsecured debt.

Due to the extreme volatility in the capital markets and management’s conservative approach to liquidity management, the Company does not plan to repurchase shares during the fourth quarter until HDFS has successfully executed a capital market transaction and obtained additional financial flexibility.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company completed the purchase of MVAG during the third quarter of 2008. The Company financed the transaction and MVAG’s initial working capital requirements through $175.1 million of short-term revolving debt under the Global Credit Facilities (as defined below). Going forward, the Company anticipates that short-term working capital requirements for MVAG will be financed through additional short-term debt borrowings.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 28, 2008	September 30, 2007
Net cash (used by) provided by operating activities	$(221,222)	$1,368,257
Net cash (used by) provided by investing activities	(283,955)	462,866
Net cash provided by (used by) financing activities	608,317	(1,671,678)

Total	$103,140	$159,445

Operating Activities

The decrease in operating cash flow from the first nine months of 2007 to the first nine months of 2008 was due primarily to lower securitization proceeds. Proceeds from the sale of retail finance receivables resulted in cash inflows of $467.7 million and $2.49 billion during the first nine months of 2008 and 2007, respectively. During the first nine months of 2008, HDFS funded a greater percentage of its business with proceeds from commercial paper and medium-term notes than it did in the same period last year.

As discussed in Note 12 of Notes to Condensed Consolidated Financial Statements, the Company does not expect to make additional contributions to further fund its pension and postretirement healthcare plans during the remainder of 2008 beyond the amount of current benefit payments for SERPA and postretirement healthcare plans. However, due to significant declines in worldwide financial market conditions, the Company may be required to make additional contributions in 2009 in addition to the amount of current benefit payments.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and short-term investment activity.

Capital expenditures were $153.7 million and $139.4 million during the first nine months of 2008 and 2007, respectively. The Company estimates that total capital expenditures for 2008 will be in the range of $235.0 million to $250.0 million.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2008 with internally generated funds.(1)

Sales and redemptions of marketable securities (net of purchases) in the first nine months of 2008 resulted in cash inflow of $2.0 million compared to $604.9 million in the first nine months of 2007. The year over year decline in cash inflow from marketable securities is a result of the Company reducing its investment in marketable securities over the previous twelve months, generally for the purpose of funding share repurchases.

The year over year increase in cash used in investing activities was also affected by the Company’s acquisition of MVAG during the third quarter of 2008.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. During the first nine months of 2008, the Company repurchased 6.3 million shares of its common stock at a total cost of $250.0 million. The Company repurchased 3.1 million of these shares under a general authorization provided by the Company’s Board of Directors in October 2006 to buy back 20.0 million shares. As of September 28, 2008, no shares remained under this authorization. The remaining 3.2 million shares were repurchased under an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million shares of its common stock. In addition, the Company also has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional details regarding the Company’s share repurchase activity and authorizations.

The Company paid dividends of $0.96 per share at a total cost of $225.2 million during the first nine months of 2008, compared to dividends of $0.76 per share at a total cost of $189.1 million during the same period last year.

During the nine months ended September 28, 2008, debt increased by $1.94 billion which was primarily driven by higher finance receivables outstanding as HDFS funded a greater percentage of its business through debt rather than through securitization transactions when compared to the first nine months of 2007. Additionally, the Company financed the acquisition and initial working capital requirements of MVAG through $175.1 million of short-term revolving debt under the Global Credit Facilities (as defined below). The Company’s total outstanding debt consisted of the following as of September 28, 2008 and September 30, 2007 (in millions):

	Nine months ended
	September 28, 2008	September 30, 2007
Credit facilities	$382.9	$214.4
Commercial paper	786.3	391.6

	1,169.2	606.0
Medium-term notes	2,002.8	594.2
Senior subordinated notes	—	30.0

Total finance debt	$3,172.0	$1,230.2

Credit Facilities – In July 2008, the Company and HDFS entered into a $950.0 million 364-day facility and a $950.0 million three-year facility (collectively, “Global Credit Facilities”) to replace existing credit facilities. The Global Credit Facilities, which total $1.90 billion, are committed facilities and are primarily used to support HDFS’ unsecured commercial paper program and to fund HDFS’ lending activities and other operations. Borrowings under the Global Credit Facilities will bear interest at various variable rates, which may be adjusted upward or downward depending on whether certain criteria are satisfied. As a result of the Global Credit Facilities, HDFS may issue unsecured commercial paper in the aggregate equal to the unused portion of the Global Credit Facilities.

Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.90 billion as of September 28, 2008. Maturities may range up to 365 days from the issuance date. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities.

Medium-Term Notes – In May 2008, HDFS issued $1.00 billion of 6.80% medium-term notes due in June 2018. HDFS also has $400.0 million of 3.63% medium-term notes outstanding which are due in December 2008, $200.0 million of 5.00% medium-term notes due in December 2010, and $400.0 million of 5.25% medium-term notes due in December 2012 (all four issuances are collectively referred to as “Notes”). The Notes provide for semi-annual interest payments and principal due at maturity. As of September 28, 2008 and September 30, 2007, the Notes included a fair value adjustment increasing the balance by $5.1 million and reducing the balance by $5.8 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR.

Senior Subordinated Debt – At September 30, 2007, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding which were due in December 2007. In December 2007, the notes matured and the principal and accrued interest was paid in full.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 28, 2008 and September 30, 2007, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities and Notes. The more significant covenants are described below.

The covenants limit HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the Global Credit Facilities financial covenants, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and the Company must maintain an interest ratio coverage of 2.5 to 1.0. The minimum required HDFS consolidated tangible net worth is $300.0 million. No financial covenants are required under the Notes.

At September 28, 2008, HDFS and the Company remained in compliance with all of the existing covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ii) manage production capacity and production changes; (iii) manage supply chain issues; (iv) provide products, services and experiences that are successful in the marketplace; (v) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (vi) sell all of its motorcycles and related products and services to its independent dealers; (vii) continue to develop the capabilities of its distributor and dealer network; (viii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (ix) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage access to reliable sources of capital and adjust to fluctuations in the cost of capital; (xi) adjust to regional and worldwide demographic trends and economic and political conditions, including healthcare inflation, pension reform and tax changes; (xii) anticipate consumer confidence in the economy; (xiii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio; (xiv) retain and attract talented employees; (xv) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; (xvi) implement and manage enterprise-wide information technology solutions and secure data contained in those systems; and (xvii) successfully integrate and profitably operate MV Agusta Group.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission. Many of these risk factors are impacted by the current turbulent capital, credit and retail markets.

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

In addition, the Company’s independent dealers and distributors may experience difficulties in operating their businesses and selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions or other factors.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q in Note 13 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A.	Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 28, 2008:

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 to August 3	3,386	$37	—	23,797,367
August 4 to August 31	2,507,236	40	2,507,194	21,309,409
September 1 to September 28	—	—	—	21,311,409

Total	2,510,622	$40	2,507,194

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase any shares under this authorization during the quarter ended September 28, 2008.

The shares repurchased during the third quarter of 2008 were repurchased under an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million of its common stock with no dollar limit or expiration date. As of September 28, 2008, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permits participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 3,386 shares under this plan during the quarter ended September 28, 2008.

Item 6.	Exhibits

Refer to the Exhibit Index on page 39 of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: October 30, 2008	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

HARLEY-DAVIDSON, INC.

Exhibit Index to Form 10-Q

Exhibit No.	Description

4.1	3-Year Credit Agreement, dated as of July 16, 2008, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender, Citibank, N.A., as syndication agent, and ABN Amro Bank N.V., BNP Paribas and Deutsche Bank AG, New York branch, as documentation agents (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2008 (File No. 1-9183))

4.2	364-Day Credit Agreement, dated as of July 16, 2008, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent, Citibank, N.A., as syndication agent, and ABN Amro Bank N.V., BNP Paribas and Deutche Bank AG, New York branch, as documentation agents (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 22, 2008 (File No. 1-9183))

10.1	Harley-Davidson, Inc. Deferred Compensation Plan for Nonemployee Directors, as amended and restated effective January 1, 2009

10.2	Harley-Davidson 2005 Deferred Compensation Plan, initially effective January 1, 2005 as amended and restated effective January 1, 2009

10.3	Harley-Davidson, Inc. Director Stock Plan as amended and restated effective January 1, 2009

10.4	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009

10.5	Form of Harley-Davidson, Inc. Amended and Restated Supplemental Executive Retirement Plan Agreement between the Registrant and James L. Ziemer and James A. McCaslin

10.6	Harley-Davidson Retiree Insurance Allowance Plan effective January 1, 2009

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350