Form 10-K
period 2008-12-31
HARLEY DAVIDSON INC
filed 2009-02-17
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2008: $8,507,041,456

Number of shares of the registrant’s common stock outstanding at February 10, 2009: 233,590,267 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 25, 2009.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2008

PART I

Note regarding forward-looking statements

Certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 17, 2009) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The Company operates in two segments: the Motorcycles & Related Products (Motorcycles) segment and the Financial Services (Financial Services) segment. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles segment includes the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell) and MV Agusta (MV), which was acquired in 2008. The Motorcycles segment designs, manufactures and sells at wholesale primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company, which is the only major American motorcycle manufacturer, conducts business on a global basis, with sales primarily in North America, Europe, Asia/Pacific and Latin America.

The Financial Services segment includes the group of companies doing business as Harley-Davidson Financial Services (HDFS). HDFS provides wholesale and retail financing and, as an agent, provides insurance and insurance-related programs primarily to Harley-Davidson and Buell dealers and their retail customers. HDFS conducts business principally in the United States and Canada.

See Note 19 of Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles – The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale. The Company is best known for its Harley-Davidson motorcycle products, but also offers a line of motorcycles and related products under the Buell®, MV Agusta® and Cagiva® brand names. The Company’s worldwide motorcycle sales generated approximately 80% of the total net revenue in the Motorcycles segment during each of the years 2008, 2007 and 2006, respectively.

Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability and quality. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster®, and VRSC. The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration. The VRSC family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. HDMC’s Harley-Davidson engines range in size from 883cc’s to 1803cc’s.

Buell motorcycle products emphasize innovative design, responsive handling and overall performance. Buell manufactures four families of motorcycles: Sportbike, Street, Adventure and Blast®. The Sportbike family includes one model with a liquid-cooled, twin-cylinder engine with a 72-degree “V” configuration. All other models in the Sportbike, Street and Adventure families feature an air-cooled, twin-cylinder engine with a 45-degree “V” configuration ranging in size from 984cc’s to 1203cc’s. The Blast features a 492cc air-cooled single-cylinder engine.

MV motorcycle products emphasize exquisite design and high performance. MV manufactures two families of motorcycles: MV Agusta and Cagiva. The MV Agusta family is a line of exclusive, premium, high-performance sport motorcycles featuring a liquid-cooled, four-cylinder engine ranging in size from 750cc’s to 1078cc’s. The Cagiva family offers lightweight sport motorcycles powered by a 125cc air-cooled single-cylinder engine.

The total on-highway motorcycle market, including the heavyweight portion of the market, is comprised of the following four segments:

•	standard (emphasizes simplicity and cost)

•	performance (emphasizes handling and acceleration)

•	custom (emphasizes styling and individual owner customization)

•	touring (emphasizes comfort and amenities for long-distance travel)

The touring segment of the heavyweight market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles which are generally equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail and VRSC motorcycle families as well as a portion of the motorcycles in the Sportster family. The Company’s Sportster family also serves the standard segment of the market along with the Buell Blast. The Buell Sportbike, Street and Adventure families, as well as both of the MV families, serve the performance segment of the market.

The heavyweight (651+cc) motorcycle market is highly competitive. The Company’s major competitors are based outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company. They also have larger worldwide revenue and are more diversified than the Company. In addition to these larger, established competitors, the Company has competitors headquartered in the United States. These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products. These competitors currently have production and sales volumes that are lower than the Company’s and have considerably lower U.S. market share than the Company.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s Harley-Davidson motorcycles range from being comparable to to moderately higher than suggested retail prices for comparable motorcycles available in the market. The Company believes that its larger-displacement products continue to command a premium price. The Company emphasizes quality, reliability and styling in its products and generally offers a two-year warranty for its motorcycles. The Company regards its support of the motorcycling lifestyle in the form of events, rides, rallies and Harley Owners Group® (H.O.G.®) and through the availability of a line of motorcycle parts, accessories, and general merchandise as competitive advantages. Additionally, the Company considers the availability of financing through HDFS as a competitive advantage.

In the U.S., the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market. According to the Motorcycle Industry Council, these segments accounted for approximately 84%, 80% and 79% of total heavyweight retail unit registrations in the U.S. during 2008, 2007 and 2006, respectively. The larger-displacement custom and touring motorcycles are generally the most profitable for the Company. During 2008, the heavyweight portion of the market represented approximately 55% of the total U.S. motorcycle market (on- and off-highway motorcycles and scooters) in terms of new units registered.

For the last 21 years, Harley-Davidson motorcycles have led the industry in the United States for retail unit registrations of new heavyweight motorcycles. The Harley-Davidson motorcycle share of the heavyweight market was 45.5% and 48.7% in 2008 and 2007, respectively.

The following chart includes U.S. retail registration data for Harley-Davidson and Buell for the years 2006 through 2008:

U.S. Heavyweight Motorcycle Registration Data(a)

(Engine Displacement of 651+cc)

(Units in thousands)

	2008	2007	2006
Total market new registrations	479.8	516.1	543.0

Harley-Davidson new registrations	218.2	251.4	267.9
Buell new registrations	4.0	3.7	3.8

Total new registrations	222.2	255.1	271.7

Percentage Market Share:
Harley-Davidson motorcycles	45.5%	48.7%	49.3%
Buell motorcycles	0.8	0.7	0.7

Total	46.3%	49.4%	50.0%

(a)	United States industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The European heavyweight motorcycle market (as defined on the next page) is roughly 80% of the size of the U.S. market; but unlike the U.S. market, it is comprised of the different preferences of many individual countries. For example, traditional U.S.-style touring motorcycles represent less than 5% of the European heavyweight motorcycle market. The Company continues to expand its product offerings to compete in the standard and performance segments with motorcycles such as Harley-Davidson’s XR1200™ and Nightster®, the Buell 1125R and MV models. The Company’s traditional Harley-Davidson products compete primarily in the custom and touring segments.

The following chart includes European retail registration data for Harley-Davidson and Buell for the years 2006 through 2008:

European Heavyweight Motorcycle Registration Data(a)

(Engine Displacement of 651+cc)

(Units in thousands)

	2008	2007	2006
Total market new registrations	397.3	388.7	361.3

Harley-Davidson new registrations	41.0	38.7	34.3
Buell new registrations	4.2	4.6	4.1

Total new registrations	45.2	43.3	38.4

Percentage Market Share:
Harley-Davidson motorcycles	10.3%	10.0%	9.5%
Buell motorcycles	1.1	1.2	1.1

Total	11.4%	11.2%	10.6%

(a)	Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. The Company derives its market registration data and market share calculations presented above from information provided by Giral S.A., an independent agency. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The Company also competes in several other markets around the world. Based on Company data, the most significant of these markets in terms of volume are Canada, Japan and Australia. In Canada, the Company’s market share based on registrations was 41.9%, 39.0% and 38.2% during 2008, 2007 and 2006, respectively (Source: Moped and Motorcycle Industry of Canada). Market share information for the remaining international markets has not been presented because the Company does not believe that definitive and reliable registration data is available at this time.

Parts & Accessories – The major Parts and Accessories (P&A) products are replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 15.4%, 15.2% and 14.9% of net revenue in the Motorcycles segment in 2008, 2007 and 2006, respectively.

General Merchandise – Worldwide General Merchandise net revenue, which includes MotorClothes® apparel and collectibles, comprised 5.6%, 5.3% and 4.8% of net revenue in the Motorcycles segment in 2008, 2007 and 2006, respectively.

Licensing – The Company creates an awareness of its most significant brand, Harley-Davidson, among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, vehicle and vehicle accessories, jewelry, small leather goods, toys and numerous other products. Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $45.4 million, $46.0 million and $45.5 million in 2008, 2007 and 2006, respectively.

Other Services – The Company also provides a variety of services to its independent dealers including service and business management training programs, customized dealer software packages and delivery of its motorcycles.

Motorcycle rental and tour programs and Riders Edge®, the Company’s rider training program, are available through the Company’s independent dealers.

In 2008, the Company opened the Harley-Davidson Museum in Milwaukee, Wisconsin. The Museum is a unique experience that the Company believes builds and strengthens bonds between riders and the Company and enhances the brand among the public at large. The 130,000 square foot facility houses the Harley-Davidson Museum and Archives, a restaurant, café, retail store and special event space. The Museum gives the Company a new way to create memories for customers – through visiting, planning rides and hosting special events at the Museum.

International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.75 billion, $1.52 billion and $1.18 billion, or approximately 31%, 27% and 20% of net revenue of the Motorcycles segment, during 2008, 2007 and 2006, respectively.

Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. A patent review committee of HDMC and Buell, which is comprised of a number of key executives, manages the patent strategy and portfolio of these two subsidiaries.

Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. The BUELL trademark is well-known in performance motorcycle circles, as is the associated Pegasus logo. The Company also owns the trademark portfolio of MV which includes the MV AGUSTA and CAGIVA trademarks. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, RIDER’S EDGE, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, SOFTAIL, SPORTSTER, V-ROD, BUELL and the Pegasus Logo. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. The BUELL trademark has been used since 1984. With the exception of the MV Agusta trademarks, substantially all of the Company’s trademarks are owned by H-D Michigan, LLC, a subsidiary of the Company, which also manages the Company’s trademark strategy and portfolio. The MV Agusta trademarks are presently owned by MV Agusta Motor S.p.A.

Marketing – The Company’s products are marketed to retail customers primarily through promotions, customer events and advertising through national television, print, radio and direct mailings, as well as electronic advertising. Additionally, regional marketing efforts are accomplished through a cooperative program with its independent dealers. The Company also sponsors racing activities and special promotional events and participates in many major motorcycle consumer shows and rallies.

On an ongoing basis, the Company promotes its Harley-Davidson products and the related lifestyle through H.O.G., which has approximately 1.1 million members worldwide and the Company believes is the industry’s largest company-sponsored motorcycle enthusiast organization. The Company formed H.O.G. in 1983 in an effort to encourage Harley-Davidson owners to become more actively involved in the sport of motorcycling. This group also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.

In 2000, Rider’s Edge – the Harley-Davidson Academy of Motorcycling was formed. Rider’s Edge offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge in a way that is fun and involving. The courses are conducted by a network of select Harley-Davidson dealerships nationwide enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.

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

The average U.S. retail purchaser of a new Harley-Davidson motorcycle is a married male in his mid to late forties (nearly two-thirds of U.S. retail purchasers of new Harley-Davidson motorcycles are between the ages of 35 and 54) with a median household income of approximately $87,000. Nearly three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles are to buyers with at least one year of education beyond high school and 32% of the buyers have college/graduate degrees. Approximately 12% of U.S. retail motorcycle sales of new Harley-Davidson motorcycles are to female buyers. (Source: 2008 Company studies)

Harley-Davidson and Buell Distribution – The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles. The Company’s independent dealers also sell a smaller portion of P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs). SRLs are satellites of the main dealership and are developed to meet additional retail and service needs of the Company’s riding customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.

The North American region consists of the United States and Canada. In the United States, the Company distributes its motorcycles and related products to a network of independently-owned full-service Harley-Davidson dealerships and the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military. The Company distributes its motorcycles to its dealers in the U.S. based on dealer orders but subject to an allocation system that was designed to be forward-looking and market-driven in order to align the distribution of motorcycles with the demand in individual dealer markets. In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd, who in turn sells to independent dealers in the Canadian market.

In the European region (consisting of Europe, the Middle East and Africa), the Company distributes all products sold to independent dealers or distributors through its subsidiary located in Oxford, England, or through one of its sales offices in the United Kingdom, France, Germany, Italy, Netherlands, Spain, Switzerland or South Africa.

In the Asia Pacific region, the Company distributes all products sold to independent dealers in Japan and Australia through Company-owned subsidiaries in those countries, and the Company distributes all products sold to independent dealers for the remaining Asia Pacific markets in which its motorcycles are sold from its U.S. operations.

The Company distributes all products sold in the Latin America region to independent dealers in Mexico and Brazil through

Company-owned subsidiaries in those countries, and the Company distributes all products sold to independent dealers for the remaining Latin American markets in which its motorcycles are sold from its U.S. operations.

The following table includes the number of worldwide Harley-Davidson and Buell independent dealers and distributors by geographic region:

	North America Region		Europe Region	Asia Pacific Region	Latin America Region
	United States	Canada
Independent Distributors	—	1	5	—	1

Full Service Dealerships:
HD only	380	25	56	111	15
Buell only	—	—	4	5	1
HD and Buell	306	46	323	85	16

	686	71	383	201	32

Non-traditional:
SRL	101	3	2	4	14
ARO	77	3	9	6	9
SRO	12	—	—	—	1

	190	6	11	10	24

The vast majority of the Company’s independent dealerships sell Harley-Davidson and Buell motorcycles exclusively.

MV Distribution – MV distributes its motorcycles and P&A to independent dealers primarily through subsidiaries located in Germany, Switzerland and the U.S. In Italy and France, MV distributes its products to independent dealers directly. MV’s network of approximately 500 independent dealers is primarily located in Europe with approximately 40 independent dealers in the U.S. All independent dealers generally sell competitor brands.

Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of wholesale shipments made by the Company is different depending on the geographic market.

In the U.S. and Canadian markets, the Company is generally able to maintain relatively level wholesale shipments throughout the year. The Company’s independent dealers in these markets typically build their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons. The availability of floor plan financing and financing assistance through HDFS allows dealers to manage these seasonal increases in inventory. In the U.S., seasonal financing assistance is subsidized by the Company, and in Canada, seasonal financing assistance is sponsored by the region’s single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd.

In the majority of the remaining international markets, the Company’s wholesale shipments track more closely with regional riding seasons. In general, the Company’s independent dealers and distributors in these international markets do not build inventory levels in the non-riding seasons, and as a result, the Company’s wholesale shipments to these markets are generally lower in the non-riding seasons than in the riding seasons.

The seasonality of the Company’s wholesale shipments affects its ability to produce on a level scale throughout the year. The Company is generally able to maintain level finished goods inventories and production for its U.S. and Canadian markets. However, the Company generally carries higher finished goods inventory levels during non-riding seasons outside of the U.S. and Canada in order to mitigate the effect of a more seasonal wholesale shipment pattern on production.

Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to Harley-Davidson and Buell independent distributors, dealers and their retail customers. HDFS provides financing to the Company’s Canadian distributor, Harley-Davidson and Buell independent dealers and to the retail customers of those dealers in the U.S. and Canada. The Company’s independent distributors, dealers and their retail customers in the Europe, Asia/Pacific and Latin America regions are not serviced by HDFS, but have access to financing though other established financial services companies.

Motorcycle Manufacturing – The Company’s ongoing manufacturing strategy is designed to continuously improve product quality, increase productivity, reduce costs and increase flexibility to respond to changes in the marketplace. The Company incorporates manufacturing techniques focused on continuously pursuing process improvements and innovation. The Company refers to these techniques as operational excellence, and they include employee and supplier involvement, just-in-time inventory and lean manufacturing principles, partnering agreements with the local and international unions, high performance work organizations and statistical process control.

The Company’s use of lean manufacturing principles allows it to minimize its inventories of raw materials and work in process, and minimize scrap and rework costs. This system also allows quicker reaction to engineering design changes, quality improvements and market demands. The Company continues to train its manufacturing employees in problem solving and statistical methods.

Raw Material and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy has generated improved product quality, technical integrity, application of new features and innovations and faster manufacturing ramp-up of new vehicle introductions. The Company’s continuing initiative to improve supplier productivity has been instrumental in delivering improvement in cost and in partially offsetting rising raw material commodity prices. The Company anticipates that its focus on collaboration and strong supplier relationships will continue to help the Company achieve strategic objectives and deliver cost improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars, and certain motorcycle components, including electronic fuel injection systems, batteries, tires, seats, electrical components and instruments. Given the current economic conditions, and pressure on certain suppliers due to difficulties in the automotive industry and U.S. manufacturing sector in general, the Company is closely monitoring the overall viability of its supply base. However, at this time, the Company does not anticipate any difficulties in obtaining raw materials or components.

Research and Development – The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling market and to develop products for the performance segment. The Company’s Harley-Davidson Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team. Buell and MV also have dedicated product development and design capabilities within their facilities. The Company incurred research and development expenses of $163.5 million, $185.5 million and $177.7 million during 2008, 2007 and 2006, respectively.

Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards. Company motorcycles sold in California are also subject to evaporative emissions standards that are unique to California. The Company’s motorcycle products have been certified to comply fully with all such applicable standards. The EPA has finalized new tail pipe emission standards for 2006 and 2010, respectively, which are harmonized with the California emissions standards. Harley-Davidson motorcycle products have been certified to the new

EPA standards since 2006 and the Company believes it will comply with future requirements when they go into effect. Additionally, the Company’s motorcycle products must and do in fact comply with the motorcycle emissions, noise and safety standards of the European Union, Japan and certain other foreign markets where they are sold. Because the Company expects that environmental standards will become even more stringent over time, the Company will continue to incur some level of research, development and production costs in this area for the foreseeable future.

The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, Harley-Davidson and Buell have initiated 13 voluntary recalls at a total cost of $9.4 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees – As of December 31, 2008, the Motorcycles segment had approximately 9,300 employees. Unionized employees at the motorcycle manufacturing facilities in Wauwatosa and Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM). Unionized employees at the distribution and manufacturing facilities in Franklin and Tomahawk, Wisconsin are represented by the USW. Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM. The collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2010, the collective bargaining agreement with the Kansas City-USW and IAM will expire on July 29, 2012, and the collective bargaining agreement with the Wisconsin-USW and IAM will expire on March 31, 2012. On January 23, 2009, the Company announced a restructuring plan that will impact the number of employees. Please refer to the Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission. In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in eight languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and other employees of Harley-Davidson, Inc. (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Harley-Davidson Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; and (j) the Company’s Supplier Code of Conduct. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson and Buell motorcycles. HDFS is an agent for certain unaffiliated insurance carriers providing property/casualty insurance and also sells extended service contracts, gap coverage and debt protection products to motorcycle owners. HDFS conducts business principally in the United States and Canada.

Harley-Davidson and Buell – Operating under the trade name Harley-Davidson Credit, HDFS provides wholesale financial services to Harley-Davidson and Buell motorcycle dealers and retail financing to consumers. Operating under the trade name Harley-Davidson Insurance, HDFS is an agent for the sale of motorcycle insurance policies. HDFS also sells extended service contracts, gap coverage and debt protection products.

Wholesale financial services include floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson and Buell motorcycle dealers in the United States and Canada, and during 2008 approximately 95% of such dealers utilized those services. The wholesale finance operations of HDFS are located in Plano, Texas. Until January 1, 2008, HDFS conducted wholesale operations in Oxford, England. Effective January 1, 2008, the finance receivables and related assets of the wholesale operations located in Oxford, England were transferred at book value to Harley-Davidson Europe Ltd., a subsidiary of HDMC. Beginning in 2008, HDMC assumed responsibility for the collection of all wholesale receivables in Europe.

Retail motorcycle financial services include installment lending for the purchase of new and used Harley-Davidson and Buell motorcycles. HDFS’ retail financial services are available through most Harley-Davidson and Buell motorcycle dealers in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada, Plano, Texas and Rolling Meadows, Illinois.

Motorcycle insurance, extended service contracts, gap coverage and debt protection products that HDFS offers are available through most Harley-Davidson and Buell motorcycle dealers in the United States and Canada. Motorcycle insurance that HDFS offers is also marketed on a direct basis to motorcycle riders. HDFS insurance operations are principally located in Carson City, Nevada and Plano, Texas.

Funding – HDFS is financed by operating cash flow, unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, a committed unsecured bank credit facility, term asset-backed securitizations and the availability of advances and loans from the Company. In term asset-backed securitizations, HDFS sells retail motorcycle loans and records a gain or loss on the sale of those loans. HDFS also retains an interest in the excess cash flows from the receivable and recognizes income on this retained interest. After the sale, HDFS performs billing, customer service and portfolio management services for these loans and receives a servicing fee for providing these services.

Competition – The Company regards its ability to offer a package of wholesale and retail financial services as a significant competitive advantage for HDFS. Competitors compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, dealer relations, industry experience, terms and price.

In the United States, HDFS financed 53.5% of the new Harley-Davidson motorcycles retailed by independent dealers during 2008, as compared to 54.7% in 2007. In Canada, HDFS financed 35.6% of the new Harley-Davidson motorcycles retailed by independent dealers during 2008, as compared to 28.8% in 2007. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs.

Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson and Buell motorcycle dealers in their local markets.

Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D Michigan, LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.

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

Regulation – The operations of HDFS (both U.S. and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities. Many of the statutory and regulatory requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling of financial products and services. Therefore, operations may be subject to various regulations, laws and judicial and/or administrative decisions imposing requirements and restrictions, which among other things: (1) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions; (2) establish maximum interest rates, finance charges and other charges; (3) regulate customers’ insurance coverage; (4) require disclosure of credit and insurance terms to customers; (5) govern secured transactions; (6) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (7) prohibit discrimination in the extension of credit and administration of loans; (8) regulate the use and reporting of information related to a borrower; (9) require certain periodic reporting; (10) govern the use and protection of non-public personal information; and/or (11) regulate insurance solicitation and sales practices.

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

A subsidiary of HDFS, Eaglemark Savings Bank (ESB), is a Nevada state thrift chartered as an Industrial Loan Company (ILC). As such, the activities of this subsidiary are governed by federal regulations and State of Nevada banking laws and are subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. ESB originates retail loans and sells the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with many common characteristics across the United States and to similarly service loans to U.S. retail customers.

Employees – As of December 31, 2008, the Financial Services segment had approximately 800 employees.

Item 1A.	Risk Factors

An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•

The Company must effectively execute the Company’s restructuring plans within expected costs. In January 2009, the Company announced a combination of restructuring actions that are designed to reduce excess capacity, exit non-core business operations and lower the Company’s cost structure. Effectively executing these plans within expected costs and realizing expected benefits will depend upon a number of factors, including the time required to complete planned actions, effective collaboration and agreement with the Company’s union partners, the absence of material issues associated with workforce reductions, availability of and effective use of third party service providers to assist in implementing the actions, avoidance of unexpected disruptions in production, retention of key employees involved in implementing the restructuring plans and the ability of the Company to sell or lease vacated facilities.

•

The Company sells its products at wholesale and must rely on a network of independent dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers and distributors purchase from the Company. If the Company’s independent dealers and distributors are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, independent dealers and distributors may experience difficulty in funding their day-to-day cash flow needs and paying their obligations because of weakened retail sales and tightening credit.

•

The Company’s dealers may experience a further decline in retail sales resulting from general economic conditions, tightening of credit, political events or other factors. The motorcycle industry has been affected by general economic conditions over which motorcycle manufacturers have little control. These factors have caused a weaker retail environment leading to weaker demand for discretionary purchases and the decision to purchase a motorcycle has been and may continue to be affected by these factors. The related tightening of credit has led to more limited availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand continue to decline, our results of operations and financial condition may be further substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•

The Company and its independent dealers must balance the economies of level production with a more seasonal retail sales pattern. The Company generally records the sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors. In the past few years, increased availability of Harley-Davidson motorcycles has resulted in the timing of retail purchases tracking more closely with regional motorcycle riding seasons. The seasonality of the Company’s wholesale shipments affects its ability to continue to maintain relatively level production, inventories and shipments throughout the year. As a result, the Company and its independent dealers and distributors must balance the economies of level production with the inventory and other costs associated with a more seasonal retail sales pattern. Failure to balance the two, or any failure of the Company to adequately adjust its methods of distributing motorcycles among its independent dealers and distributors, may have a material adverse effect on the Company’s business and results of operations.

•

The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company cannot be certain that it will not experience supply problems such as unfavorable pricing or untimely delivery of raw materials and components. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material. Further, Company suppliers may experience difficulty due to financial market disruption in funding their day-to-day cash flow needs because of tightening credit, and those suppliers who also serve the automotive industry may be experiencing financial difficulties due to a downturn in that industry, which could adversely affect their ability to supply the Company. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•

Recent and any future government actions to stabilize credit markets and financial institutions or other industries may not be effective. The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and

the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. Additionally, the governments of many countries have announced similar measures for institutions in their respective countries. Further measures may be forthcoming in light of the new administration in the U.S. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets or on general economic conditions, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets and economies in general, which in turn could materially and adversely affect our business, financial condition and results of operations. There is also no assurance that the Company will be eligible or qualify to participate in any of these programs or that the programs will directly benefit the Company in any other way. To the extent that the Company participates in these programs or other programs, there is no assurance that the Company will continue to be eligible or qualify to participate or that such programs will remain available for sufficient periods of time or on acceptable terms to benefit the Company, and the expiration of such programs could have unintended adverse effects on the Company. Further, as a condition to participating in any such program, the Company may need to accept terms and limitations that could adversely affect the Company in other ways.

•

The Company’s financial services operations rely on external sources to finance a significant portion of its operations and may require additional funding to repay amounts that may become due in 2009 and beyond. Liquidity is essential to the Company’s financial services business. The disruptions in the financial markets have caused many lenders and institutional investors to reduce, and in some cases, cease to loan money to borrowers including financial institutions. The disruption has affected and could continue to affect the Company’s choice of financing sources and its ability to raise capital on favorable terms or at all. For example, recent volatile conditions in the unsecured commercial paper and asset-backed securitization markets have made capital raising in those markets challenging. In addition, during 2008, the Company’s financial services operations funded a greater percentage of their business through debt rather than the asset-backed securitization market as compared to 2007.

The Company has identified three preferred options to support the funding requirements of its financial services operations and is pursuing those options. The Company will also seek to extend the credit facilities under which amounts would otherwise become due in 2009. However, there is no assurance that the efforts to pursue those options or other alternatives or to extend the facilities will be successful.

If current levels of market disruption and volatility continue or worsen, the Company might seek to meet some liquidity needs by drawing under its existing credit facilities. However, under such extreme market conditions, there can be no assurance that funds will be available under such agreements or that available funds will be sufficient.

The Company’s financial services operations may be negatively affected by the increased difficulty in raising funding in the long-term and short-term debt capital markets or the equity capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

•

The Company’s financial services operations are highly dependent on accessing capital markets to fund their operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions will adversely affect its earnings and results of operations. The ability of the Company and its financial services operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, the Company’s cost of borrowing will increase, resulting in reduced earnings and interest margins, or the Company’s access to capital may be disrupted or impaired. In the event of a downgrade in the Company’s short-term rating, the Company’s financial services operations would no longer be eligible to participate in the Federal Reserve’s Commercial Paper Funding Facility.

•

The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, as well as contract terms, customer credit profiles and the new and used motorcycle market. Further negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services operations’ credit losses and future earnings. In addition, credit exposure is significantly sensitive to any decline in new and used motorcycle prices. The recent market turmoil has resulted in the tightening of credit, a lack of consumer confidence, unemployment and increased market volatility, all of which has led to an increased level of commercial and consumer delinquencies. The Company had higher retail receivables outstanding during 2008 as compared to 2007, due to a reduction in asset-backed securitization activity in 2008, and therefore retained increased credit risk from retail receivables.

•

The Company has a number of competitors of varying sizes that are based both inside and outside the United States some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may be at a competitive disadvantage. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms. Failure to adequately address and respond to these competitive pressures worldwide may have a material adverse effect on the Company’s business and results of operations.

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

•

The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to advance in terms of cutting edge styling and new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators. In addition, these new products must comply with applicable regulations worldwide. The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to the marketplace in an efficient and timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•

The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America that expire during February 2010, July 2012 and March 31, 2012. These collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to the Company as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

•

The Company’s operations are dependent upon attracting and retaining skilled employees, including executive officers. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of its organization. The Company’s current and future total compensation arrangements, which include benefits and cash bonuses, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. If the Company does not succeed in attracting personnel or retaining and motivating existing personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.

•

The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and post-retirement healthcare benefits are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liability, the rate of return on plan assets medical costs, retirement age and mortality. Changes in these factors can impact the expense and cash requirements associated with these benefits which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these defined-benefit retirement plans put the Company under significant cost pressure as compared to our competitors. Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company is expecting it will have to make additional contributions of approximately $40 million to $80 million to further fund its pension and postretirement healthcare plans during 2009 beyond the amount of current benefit payments for supplemental employee retirement plans and agreements and postretirement healthcare plans. Also during 2009, the Company expects to continue its practice of funding the supplemental plans and agreements and postretirement healthcare plans in amounts equal to benefits paid during the year. For future years, the Company currently anticipates that additional contributions, beyond the amount of expected benefit payments, will be needed to pre-fund the pension and postretirement healthcare plans.

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

•

The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations. Refer to the Company’s disclosures concerning legal proceedings in the periodic reports that the Company files with the Securities and Exchange Commission for additional detail regarding lawsuits and other claims against the Company.

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

The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency (“EPA”), SEC, National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission. In addition, the Company’s sales and operations are also subject to laws and actions of state legislatures and other local regulators, including dealer statutes and licensing laws. Changes in regulations or the imposition of additional regulations may have a material adverse effect on the Company’s business and results of operations.

Our motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as California Air Resources Board, and regulatory agencies in certain foreign countries where our motorcycle products are sold. We are also subject to statutory and regulatory requirements governing emissions and noise in the conduct of our manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing our products. Further, in response to concerns about global climate changes, we may face greater regulatory or customer pressure to develop products that generate less emissions. This may require us to spend additional funds on research, product development, implementation costs and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage.

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

•

The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. The Company uses derivative financial instruments to attempt to manage foreign currency exchange rates, commodity price and interest rate risks. Also, these transactions may expose us to credit risk in the event of default of a counterparty to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2008:

Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Warehouse	Milwaukee, WI	24,000	Lease expiring 2009
Airplane hangar	Milwaukee, WI	14,600	Owned
Manufacturing	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center	Franklin, WI	255,000	Owned
Manufacturing	Menomonee Falls, WI	881,600	Owned
Product Development and Office	East Troy, WI	79,000	Lease expiring 2011
Manufacturing	East Troy, WI	40,000	Lease expiring 2011
Manufacturing	Tomahawk, WI	211,000	Owned
Office	Ann Arbor, MI	3,400	Lease expiring 2014
Office	Cleveland, OH	23,000	Lease expiring 2013
Manufacturing and Materials Velocity Center	Kansas City, MO	450,000	Owned
Warehouse	Kansas City, MO	10,000	Lease expiring 2011
Materials Velocity Center	Manchester, PA	212,000	Owned
Manufacturing	York, PA	1,321,000	Owned
Motorcycle Testing	Talladega, AL	35,000	Lease expiring 2009
Motorcycle Testing	Naples, FL	82,000	Owned
Motorcycle Testing	Mesa, AZ	29,000	Lease expiring 2009
Office and Training Facility	Monterrey, Mexico	1,100	Lease expiring 2009
Manufacturing and Office	Manaus, Brazil	82,000	Lease expiring 2011
Office	Sao Paulo, Brazil	550	Lease expiring 2010
Office and Warehouse	Oxford, England	21,000	Lease expiring 2017
Office	Leiderdorp, The Netherlands	9,500	Lease expiring 2011
Office	Creteil, France	8,500	Lease expiring 2016
Office	Morfelden-Walldorf, Germany	19,900	Lease expiring 2009
Office	Wesseling, Germany	4,400	Lease expiring 2013
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Office	Zurich, Switzerland	2,000	Lease expiring 2009
Office	Lugano, Switzerland	3,200	Lease expiring 2011
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2009
Manufacturing and Office	Varese, Italy	1,378,600	Owned
Warehouse	Morazzone, Italy	446,500	Owned
Product Development Center	San Marino, Italy	21,000	Owned
Product Development Center	San Marino, Italy	5,600	Lease expiring 2011
Warehouse	Yokohama, Japan	15,000	Lease expiring 2009
Office	Tokyo, Japan	14,000	Lease expiring 2009
Office	Akishima, Japan	13,000	Lease expiring 2028
Office	Shanghai, China	3,300	Lease expiring 2011
Office	Cape Town, South Africa	3,500	Lease expiring 2012
Office	Sydney, Australia	1,100	Lease expiring 2011
Manufacturing	Adelaide, Australia	485,000	Lease expiring 2011

The Company has nine facilities that perform manufacturing operations: Wauwatosa and Menomonee Falls, Wisconsin (motorcycle powertrain production); East Troy, Wisconsin (Buell® motorcycle assembly); Tomahawk, Wisconsin (fiberglass/plastic parts production and painting); Kansas City, Missouri (motorcycle parts fabrication, painting and Dyna, Sportster® and VRSC assembly); York, Pennsylvania (motorcycle parts fabrication, painting and Softail® and touring model assembly); Manaus, Brazil (assembly of select models for the Brazilian market); Varese, Italy (MV Agusta® and Cagiva® motorcycle assembly) and Adelaide, Australia (motorcycle wheel production).

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Rolling Meadows, IL	93,000	Lease expiring 2011
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
Storage	Carson City, NV	1,600	Lease expiring 2009

The Financial Services segment has four office facilities: Chicago, Illinois (corporate headquarters); Rolling Meadows, Illinois (retail operations); Plano, Texas (wholesale, insurance and retail operations); and Carson City, Nevada (retail and insurance operations).

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company agreed to indemnify Utilimaster Corporation, until December 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million. The indemnification agreement expired on December 31, 2008.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2008	Low	High	2007	Low	High
First quarter	$34.17	$46.61	First quarter	$57.91	$74.03
Second quarter	$34.10	$41.75	Second quarter	$58.72	$66.00
Third quarter	$32.18	$48.05	Third quarter	$45.92	$63.38
Fourth quarter	$11.54	$39.30	Fourth quarter	$44.37	$51.75

The Company paid the following dividends per share:

	2008	2007	2006
First quarter	$0.30	$0.21	$0.18
Second quarter	0.33	0.25	0.21
Third quarter	0.33	0.30	0.21
Fourth quarter	0.33	0.30	0.21

	$1.29	$1.06	$0.81

As of February 10, 2009 there were 89,298 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2008:

2008 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 to November 2	134	$40	—	21,311,409

November 3 to November 30	—	—	—	21,318,909

December 1 to December 31	645	$15	—	21,318,909

Total	779	$19	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase shares under this authorization during the fourth quarter ended December 31, 2008.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. During 2008, 3.3 million shares were repurchased under this authorization, of which none were repurchased during the fourth quarter of 2008. As of December 31, 2008, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan (exhibit 10.15) permits participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2008, the Company acquired 779 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2003 and that all dividends are reinvested.

	2003 ($)	2004 ($)	2005 ($)	2006 ($)	2007 ($)	2008 ($)
Harley-Davidson, Inc.	100	129	110	153	104	39
Standard & Poor’s MidCap 400 Index	100	116	131	145	157	100
Standard & Poor’s 500 Index	100	111	116	135	142	90

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2008(1), (2)	2007(1), (2)	2006(1), (2)	2005(1)	2004
Income statement data:
Net revenue and financial services income	$5,971,277	$6,143,044	$6,185,577	$5,673,832	$5,320,452
Income from operations	$1,029,024	$1,425,561	$1,597,153	$1,464,962	$1,356,385
Net income	$654,718	$933,843	$1,043,153	$959,604	$889,766

Weighted-average common shares:
Basic	234,225	249,205	264,453	280,303	295,008
Diluted	234,477	249,882	265,273	281,035	296,852
Earnings per common share:
Basic	$2.80	$3.75	$3.94	$3.42	$3.02
Diluted	$2.79	$3.74	$3.93	$3.41	$3.00

Dividends paid per common share	$1.290	$1.060	$0.810	$0.625	$0.405

Balance sheet data:
Total assets	$7,828,625	$5,656,606	$5,532,150	$5,255,209	$5,483,293
Total debt	$3,914,887	$2,099,955	$1,702,491	$1,204,973	$1,295,441
Total equity	$2,115,603	$2,375,491	$2,756,737	$3,083,605	$3,218,471

(1)

2008, 2007, 2006 and 2005 results include the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” effective January 1, 2005. See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

(2)

2008, 2007 and 2006 results include the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. See Note 12 of Notes to the Consolidated Financial Statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight custom and touring motorcycles. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and VRSC. Buell produces American sport performance motorcycles. MV produces premium, high-performance sport motorcycles sold under the MV Agusta® brand and lightweight sport motorcycles sold under the Cagiva® brand. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.

Overview

The Company’s 2008 results were impacted by the difficult economic environment including lower consumer confidence and significant disruptions in global capital markets. The Company’s 2008 net revenue and net income were down 2.3% and 29.9%, respectively, compared to 2007. Operating income for the Motorcycles segment was down 21.5% while operating income for the Financial Services segment decreased 61.0%. Diluted earnings per share were $2.79 in 2008, a 25.4% decrease compared to last year’s $3.74.

The Company’s independent dealer network was also impacted by the economy, with worldwide retail sales of Harley-Davidson motorcycles down 7.1% in 2008 as compared to 2007. In the U.S., retail sales of Harley-Davidson motorcycles in 2008 were down 13.0%, while international retail sales were up 10.3% as compared to 2007. However, international retail sales growth slowed to 0.7 % during the fourth quarter of 2008 as a result of deteriorating economic conditions outside the U.S.

Outlook(1)

In response to the 2008 results and an economic environment that continues to be challenging, the Company announced on January 23, 2009 a three-part strategy to deal with the impact of the recession and the worldwide slowdown in consumer demand. In addition, the Company provided 2009 guidance that includes a planned decrease in Harley-Davidson motorcycle shipments and gross margin.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 17, 2009), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Strategy for Current Economic Environment

The Company’s strategy is focused on three critical areas:

•	investing in the Harley-Davidson brand;

•	restructuring the operations and reducing the cost-structure; and

•	obtaining funding for HDFS.

To execute the first part of this strategy, the Company is reinforcing its support of the Harley-Davidson brand, through its ongoing marketing efforts to reach out to emerging rider groups, including younger and diverse riders. In addition, the Company will continue to focus on product innovations targeted at specific growth opportunities within its strong core customer base and new riders.

The second aspect of the Company’s strategy will be implemented through a combination of restructuring actions. The restructuring actions are designed to reduce excess capacity, exit ancillary business operations and lower the Company’s cost structure. The Company’s planned actions include:

•	consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, Wisconsin;

•	consolidating paint and frame operations at its assembly facility in York, Pennsylvania into existing operations at that site;

•	closing its distribution facility in Franklin, Wisconsin, consolidating Parts and Accessories and General Merchandise distribution through a third party; and

•	discontinuing the domestic transportation fleet.

In addition to these restructuring activities, the Company will also be reducing its hourly workforce due to lower production volumes and the salaried workforce to reduce operating expenses. In total, the Company expects to eliminate approximately 1,100 positions over 2009 and 2010. Of that total, approximately 800 will be hourly production positions and approximately 300 will be non-production, primarily salaried positions. The Company expects that approximately 800 positions (500 hourly production and 300 non-production) of the total will be eliminated in 2009 and all but approximately 100 of these reductions will occur in the first half of the year. The remaining 300 jobs will be eliminated during 2010 as the final stages of consolidating the engine and transmission operations are completed.

The Company estimates that costs associated with the restructuring activities will be incurred over 2009 and 2010 and will total approximately $110 million to $140 million. The Company expects that approximately 75% of these costs will be paid in cash with the balance consisting of non-cash charges. The Company expects to incur between $80 million and $100 million of these costs in 2009, with $30 million to $40 million in the first quarter. The remaining restructuring costs, between $30 million and $40 million, are expected to be incurred in 2010. Restructuring costs will be excluded from gross profit and disclosed separately in the Company’s income statement.

The Company expects the ongoing annual benefit of its restructuring activities to be between $60 million and $70 million beginning in 2011. During 2009 and 2010, the Company expects that the annual benefit of these activities will be $10 million to $20 million and $30 million to $50 million, respectively.

The third aspect of the Company’s strategy will focus on obtaining funding for HDFS. The Company is evaluating a range of options to provide the necessary liquidity for the wholesale and retail lending activities of HDFS. In order to meet HDFS’ funding needs for the remainder of 2009, the Company intends to pursue a combination of actions, including (a) accessing the unsecured debt capital markets, (b) increasing and extending its existing asset-backed commercial paper conduit facility, (c) renewing its 364-day credit facility that expires in July 2009 and (d) gaining access to the asset-backed securitization market through the U.S. Federal Reserve’s Term Asset-backed securities Loan Facility (TALF) program. These options are discussed in greater detail under “Liquidity and Capital Resources.”

2009 Guidance

Given the uncertain and unpredictable global economy in 2009, the Company has decided not to provide 2009 earnings per share guidance at this time and has instead provided full year and quarterly shipment guidance, gross margin expectations and anticipated capital expenditures.

On January 23, 2009, the Company announced that it plans to ship between 264,000 and 273,000 Harley-Davidson motorcycles in 2009, a decrease of 10% to 13% compared to 2008. In the first quarter of 2009, the Company expects to ship between 74,000 to 78,000 Harley-Davidson motorcycles, a 3.0% to 8.5% increase over the first quarter of 2008 as the Company and its independent dealers and distributors prepare for the spring and summer selling season.

For the full year of 2009, the Company expects gross margin to be between 30.5% and 31.5%. The Company’s gross margin expectations include anticipated benefits of the restructuring activities in 2009. However, these benefits are expected to be more than offset by three primary factors (as compared to 2008):

•	higher anticipated fixed costs per unit resulting from the allocation of fixed costs over fewer units;

•	lower anticipated gross margin resulting from a change in the motorcycle product mix; and

•	lower anticipated gross margin resulting from the negative impact of foreign currency exchange rate changes.

Finally, the Company expects its capital expenditures in 2009 to be lower than in 2008, with planned expenditures of $180 million to $200 million in 2009. In addition, the Company expects to incur approximately $10 to $20 million of capital expenditures in connection with its restructuring activities in 2009.

Results of Operations 2008 Compared to 2007

Consolidated Results

(in millions, except earnings per share and effective income tax rate)	2008	2007	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$966.4	$1,230.6	$(264.2)	(21.5)%
Operating income from financial services	$82.8	$212.2	$(129.4)	(61.0)%

Investment income	$9.5	$22.3	$(12.8)	(57.3)%

Interest expense	$4.5	—	$4.5	N/M

Net income	$654.7	$933.8	$(279.1)	(29.9)%

Diluted earnings per share	$2.79	$3.74	$(0.95)	(25.4)%

Effective income tax rate	36.7%	35.5%

As discussed in the Overview, operating income for both of the Company’s segments was impacted by the difficult economic environment including lower consumer confidence and significant disruptions in global capital markets. Motorcycles operating income fell 21.5% during 2008, driven by a decrease in shipments of Harley-Davidson motorcycles. In addition, lower operating income from Financial Services driven by lower securitization income and a write-down of finance receivables and investment of retained securitization interests, contributed to the decrease in consolidated income from operations for 2008. Please refer to the detailed discussion of segment results following.

Investment income was lower during 2008 due to the decrease in average cash and marketable securities during the year. Interest expense during 2008 relates to debt incurred in connection with the acquisition of MV.

The Company’s effective income tax rate for 2008 was 36.7% compared to 35.5% in 2007. The increase was due primarily to tax implications associated with the acquisition and ongoing operations of MV.

Diluted earnings per share during 2008 were down 25.4% from 2007 on lower net income which more than offset the positive impact of fewer weighted-average shares outstanding. Diluted earnings per share during 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 234.5 million in 2008 compared to 249.9 million in 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over 2007 and 2008 through August. The Company’s 2008 share repurchases are discussed in further detail under “Liquidity and Capital Resources.”

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2008		2007		(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	206,309	68.0%	241,539	73.1%	(35,230)	(14.6)%
International	97,170	32.0%	89,080	26.9%	8,090	9.1

Harley-Davidson motorcycle units	303,479	100.0%	330,619	100.0%	(27,140)	(8.2)

Touring motorcycle units	101,887	33.6%	114,076	34.5%	(12,189)	(10.7)
Custom motorcycle units*	140,908	46.4%	144,507	43.7%	(3,599)	(2.5)
Sportster motorcycle units	60,684	20.0%	72,036	21.8%	(11,352)	(15.8)

Harley-Davidson motorcycle units	303,479	100.0%	330,619	100.0%	(27,140)	(8.2)

Buell motorcycle units	13,119		11,513		1,606	13.9%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2008, the Company shipped 303,479 Harley-Davidson motorcycles, a decrease of 27,140 motorcycles, or 8.2%, from last year. The Company’s shipments in the U.S. in 2008 continued to be negatively impacted by the challenging economic environment, but were consistent with the Company’s expectations to ship 23,000 to 27,000 fewer Harley-Davidson motorcycles in 2008 than were shipped in 2007. The Company’s shipments in international markets grew during 2008, and the percentage of units shipped to international customers increased, consistent with the Company’s strategic focus on global markets.

The following table includes net revenue for the Motorcycles segment (in millions):

	2008	2007	(Decrease) Increase	% Change
Net Revenue
Harley-Davidson motorcycles	$4,278.2	$4,446.6	$(168.4)	(3.8)%
Buell motorcycles	123.1	100.5	22.6	22.4

	4,401.3	4,547.1	(145.8)	(3.2)

Parts & Accessories	858.7	868.3	(9.6)	(1.1)
General Merchandise	313.8	305.4	8.4	2.8
Other	20.5	6.0	14.5	N/M

Net revenue	$5,594.3	$5,726.8	$(132.5)	(2.3)%

Motorcycles segment net revenue decreased $132.5 million, or 2.3%. Net revenue was lower by approximately $323 million primarily due to the 8.2% lower shipment volume of Harley-Davidson motorcycles. Partially offsetting the unfavorability in volume was favorability resulting from changes in foreign currency exchange rates of approximately $95 million and product mix changes of approximately $70 million. In addition, wholesale price increases on Harley-Davidson motorcycles contributed approximately $21 million to revenue.

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of dealers and distributors who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles decreased 7.1% during 2008 relative to 2007. Retail sales of Harley-Davidson motorcycles decreased 13.0% in the United States while growing 10.3% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 7.0% in the United States while growing 2.2% in Europe when compared to the same periods in 2007. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
North America Region
United States	218,939	251,772	(32,833)	(13.0)%
Canada	16,502	14,779	1,723	11.7

Total North America Region	235,441	266,551	(31,110)	(11.7)

Europe Region (Includes Middle East and Africa)
Europe(b)	40,725	38,866	1,859	4.8
Other	4,317	3,436	881	25.6

Total Europe Region	45,042	42,302	2,740	6.5

Asia Pacific Region
Japan	14,654	13,765	889	6.5
Other	10,595	9,689	906	9.4

Total Asia Pacific Region	25,249	23,454	1,795	7.7

Latin America Region	8,037	5,467	2,570	47.0

Total Worldwide Retail Sales	313,769	337,774	(24,005)	(7.1)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
United States(a)	479,776	516,083	(36,307)	(7.0)%
Europe(b)	397,336	388,681	8,655	2.2%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Cost of Goods Sold

Cost of goods sold was $3.66 billion for the Motorcycles segment in 2008, an increase of $50.7 million or 1.4% versus last year. The increased cost was led by higher manufacturing and raw material costs of approximately $117 million. Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Additionally, higher manufacturing costs were the result of increased product cost as the Company invests in new models and increased product content, such as new features and options on the Company’s motorcycles. Raw material surcharges were approximately $23 million higher when compared to the prior year. Cost of goods sold also increased by approximately $29 million resulting from changes in foreign currency exchange rates and approximately $42 million related to changes in product mix. Partially offsetting these cost increases were lower costs of approximately $137 million resulting from lower shipment volumes.

Gross Profit

Gross profit was $1.93 billion for the Motorcycles segment for 2008, a decrease of $183.3 million or 8.7% versus 2007. Gross margin for 2008 was 34.5% compared to 36.9% for 2007. The factors impacting the change in gross margin are detailed under “Motorcycle Unit Shipments and Net Revenue” and “Cost of Goods Sold” above.

Financial Services

The following table includes the condensed statements of operations for the Financial Services segment (in millions):

	2008	2007	Increase (Decrease)	% Change
Interest income	$290.1	$196.8	$93.3	47.4%
Income from securitizations	13.4	97.6	(84.2)	(86.2)
Other income	73.5	121.8	(48.3)	(39.7)

Financial services income	377.0	416.2	(39.2)	(9.4)

Interest expense	136.8	81.5	55.3	67.9
Operating expenses	157.4	122.5	34.9	28.5

Financial services expense	294.2	204.0	90.2	44.2

Operating income from financial services	$82.8	$212.2	$(129.4)	(61.0)%

Interest income benefited from higher average retail outstanding receivables, partially offset by lower wholesale lending rates and slightly lower average wholesale outstanding receivables. Interest expense was higher due to increased borrowings to support growth in outstanding retail receivables, partially offset by lower borrowing rates. The increase in retail receivables outstanding was driven by a reduction in term asset-backed securitization activity during 2008 due to capital market volatility. The increase in operating expenses is primarily due to a $28.4 million increase in the provision for credit losses.

Other income decreased during 2008 as compared to 2007 primarily due to a $37.8 million charge to earnings from the lower of cost or market value of its finance receivables held for sale. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflect assumptions marketplace participants would use. Any amount by which cost exceeds fair value is accounted for as a valuation adjustment with an offset to other income. The decline in fair value below cost was due to higher projected credit losses, increased funding costs and an increased discount rate in the fourth quarter of 2008 from 12% to 18%.

Income from securitizations during 2008 was lower as compared to 2007 due to a $41.4 million write-down of certain retained interests during 2008, a loss on the first quarter 2008 securitization transaction and the absence of a securitization transaction in the last three quarters of 2008. This compares to a $9.9 million write-down and three securitization transactions completed in 2007.

During 2008, HDFS sold $540.0 million in retail motorcycle loans in a securitization transaction and recognized a loss of $5.4 million, or 0.99% as a percentage of loans sold. This compares to a gain as a percentage of loans sold of 1.42%, or $36.0 million, on $2.53 billion of loans securitized in 2007. The loss in 2008 was driven by increased securitization funding costs due to capital market volatility and higher projected credit losses. In the 2008 securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. The subordinated securities that were retained have been included in the investment in retained securitization interests (a component of finance receivables held for investment) in the Consolidated Balance Sheets. The cash proceeds from the 2008 securitization transaction are net of the cost of the retained subordinated securities.

Income from securitizations was also negatively impacted in 2008 by a $41.4 million write down of certain retained securitization interests. The write downs, which occurred in June and December of 2008 and are considered permanent impairments, resulted from a decline in the fair value of certain retained securitization interests due to higher actual and anticipated credit losses on those securitization portfolios and an increase in the discount rate from 12% to 18% in the fourth quarter of 2008. This compares to an impairment charge of $9.9 million incurred in 2007.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased, and as a result, the fair value of retained securitization interests has declined and in some cases this decline is permanent. Depending on the behavior of future loss rates, prepayment speeds and the discount rate, HDFS could experience further write-downs of its retained interests, which had a fair value of $330.7 million as of December 31, 2008. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.30% in 2008 compared to 1.91% for 2007. The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2008 increased to 6.29% from 6.15% at December 31, 2007. Managed retail loans include loans held by HDFS as well as those sold through securitization transactions. The increase in losses was primarily due to a higher incidence of loss resulting from an increase in delinquent accounts. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2009 as compared to 2008.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	2008	2007
Balance, beginning of period	$30.3	$27.3
Provision for finance credit losses	39.6	11.2
Charge-offs, net of recoveries	(29.8)	(8.2)

Balance, end of period	$40.1	$30.3

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions. HDFS believes the allowance is adequate to cover the losses of principal in the existing portfolio.

Operating Expenses

The following table includes operating expenses for the Motorcycles segment and Corporate (in millions):

	2008	2007	Increase (Decrease)	% Change
Motorcycles and Related Products
Selling & Administrative	$796.3	$692.8	$103.5	14.9%
Engineering	168.1	190.6	(22.5)	(11.8)
Corporate	20.2	17.3	2.9	16.7

Total operating expenses	$984.6	$900.7	$83.9	9.3%

Total operating expenses were 17.6% and 15.7% of net revenue for 2008 and 2007, respectively. Selling and administrative expenses include the impact of the one-time $20.1 million expense related to the value of in-process research and development at MV (see Note 3 of Notes to Consolidated Financial Statements for further discussion) and a $12.4 million restructuring charge incurred by the Company during 2008 (see Note 4 of Notes to Consolidated Financial Statements for further discussion). In addition, selling and administrative expenses were higher due to higher international operating costs associated with the Company’s international growth.

Results of Operations 2007 Compared to 2006

Consolidated Results

(in millions, except earnings per share and effective income tax rate)	2007	2006	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$1,230.6	$1,409.0	$(178.4)	(12.7)%
Operating income from financial services	$212.2	$210.7	$1.5	0.7%

Investment income	$22.3	$27.1	$(4.8)	(17.8)%

Net income	$933.8	$1,043.2	$(109.4)	(10.5)%

Diluted earnings per share	$3.74	$3.93	$(0.19)	(4.8)%

Effective income tax rate	35.5%	35.8%

The decrease in Motorcycles operating income was driven primarily by a decrease in shipments of Harley-Davidson motorcycles. Please refer to the detailed discussion of segment results following.

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

Motorcycle Unit Shipments and Net Revenue

The following table includes wholesale motorcycle unit shipments and net revenue for the Motorcycles segment:

	2007		2006		(Decrease) Increase	% Change
Motorcycle Unit Shipments
United States	241,539	73.1%	273,212	78.2%	(31,673)	(11.6)%
International	89,080	26.9%	75,984	21.8%	13,096	17.2

Harley-Davidson motorcycle units	330,619	100.0%	349,196	100.0%	(18,577)	(5.3)

Touring motorcycle units	114,076	34.5%	123,444	35.4%	(9,368)	(7.6)
Custom motorcycle units*	144,507	43.7%	161,195	46.2%	(16,688)	(10.4)
Sportster motorcycle units	72,036	21.8%	64,557	18.5%	7,479	11.6

Harley-Davidson motorcycle units	330,619	100.0%	349,196	100.0%	(18,577)	(5.3)

Buell motorcycle units	11,513		12,460		(947)	(7.6)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2007, the Company shipped 330,619 Harley-Davidson motorcycles, a decrease of 18,577 motorcycles, or 5.3%, from 2006. This decrease was driven by a 31,673 unit reduction in shipments to U.S. dealers that were partially offset by a 13,096 unit increase in shipments outside the U.S. International shipments represented 26.9% of total Harley-Davidson wholesale shipments for 2007, compared to 21.8% for 2006.

The following table includes net revenue for the Motorcycles segment (in millions):

	2007	2006	(Decrease) Increase	% Change
Net Revenue
Harley-Davidson motorcycles	$4,446.6	$4,553.6	$(107.0)	(2.3)%
Buell motorcycles	100.5	102.2	(1.7)	(1.7)

	4,547.1	4,655.8	(108.7)	(2.3)

Parts & Accessories	868.3	862.3	6.0	0.7
General Merchandise	305.4	277.5	27.9	10.1
Other	6.0	5.1	0.9	N/M

Net revenue	$5,726.8	$5,800.7	$(73.9)	(1.3)%

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

Harley-Davidson Motorcycle Retail Sales

The Company sells its motorcycles at wholesale to an independent network of distributors and dealers who in turn sell the Company’s products at retail. Worldwide retail sales of Harley-Davidson motorcycles decreased 1.8% during 2007 relative to 2006. Retail sales of Harley-Davidson motorcycles decreased 6.2% in the United States while growing 13.7% internationally including a 15.0% increase in Europe. On an industry-wide basis in 2007, the heavyweight (651+cc) portion of the market was down 5.0% in the United States while growing 5.4% in Europe when compared to 2006. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2007	2006	(Decrease) Increase	% Change
North America Region
United States	251,772	268,366	(16,594)	(6.2)%
Canada	14,779	13,514	1,265	9.4

Total North America Region	266,551	281,880	(15,329)	(5.4)

Europe Region (Includes Middle East and Africa)
Europe(b)	38,866	33,786	5,080	15.0
Other	3,436	2,746	690	25.1

Total Europe Region	42,302	36,532	5,770	15.8

Asia Pacific Region
Japan	13,765	13,284	481	3.6
Other	9,689	7,744	1,945	25.1

Total Asia Pacific Region	23,454	21,028	2,426	11.5

Latin America Region	5,467	4,541	926	20.4

Total Worldwide Retail Sales	337,774	343,981	(6,207)	(1.8)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2007	2006	(Decrease) Increase	% Change
United States(a)	516,083	542,991	(26,908)	(5.0)%
Europe(b)	388,681	361,307	27,374	7.6%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Cost of Goods Sold

Cost of goods sold was $3.61 billion for the Motorcycles segment during 2007, an increase of $44.9 million or 1.3% versus 2006. During 2007, cost of goods sold was higher due to increased manufacturing and raw material costs of approximately $154 million. The increase in manufacturing costs was driven by higher fixed costs per unit resulting from the allocation of these costs to fewer units in 2007 and other manufacturing inefficiencies experienced during 2007 including those associated with the 2008 new model year launch and the York, Pennsylvania assembly plant strike during February 2007. Raw material surcharges were approximately $31 million higher when compared to 2006. During 2007, cost of goods sold was also higher by approximately $44 million resulting from changes in foreign currency exchange rates and approximately $4 million related to changes in product mix. The decrease in cost of goods sold during 2007 resulting from lower shipments, partially offsetting the increased costs described above, was approximately $126 million.

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

Annualized losses on HDFS’ managed retail motorcycle loans totaled 1.91% in 2007 compared to 1.41% for 2006. Managed retail loans include loans held by HDFS as well as those sold through securitization transactions. The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2007 increased to 6.15% from 5.18% at December 31, 2006. This increase in losses was primarily due to an increase in delinquent accounts resulting in a higher incidence of loss as well as pressure on values for repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	2007	2006
Balance, beginning of period	$27.3	$26.2
Provision for finance credit losses	11.2	5.9
Charge-offs, net of recoveries	(8.2)	(4.8)

Balance, end of period	$30.3	$27.3

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.

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

Other Matters

New Accounting Standards Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in fiscal year 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

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

In December 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. SFAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS No. 157, “Fair Value Measurements.” Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. FSP No. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

Critical Accounting Estimates

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect the Company’s financial condition and results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors.

Finance Receivable Securitizations – The Company has sold retail motorcycle loans through securitization transactions utilizing Qualifying Special Purpose Entities (QSPEs) as defined by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Upon sale of retail loans in a securitization transaction, HDFS receives cash and retains an interest in excess cash flows, subordinated securities, and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and are periodically reviewed for impairment. Market value quotes of fair value are generally not available for retained interests. Therefore, fair value is measured using discounted cash flow methodologies that incorporate management’s best estimate of key assumptions that, in management’s judgment, reflect the assumptions marketplace participants would use. The impact of changes to key assumptions is shown in Note 8 of Notes to Consolidated Financial Statements. HDFS retains servicing rights under retail loans that it has sold to the securitization trust and receives a servicing fee. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned.

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

Valuation of Loans Held for Sale – Finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflect assumptions marketplace participants would use. Any amount by which cost exceeds fair value is accounted for as a valuation adjustment with an offset to other income.

Allowance for Finance Credit Losses on Finance Receivables Held for Investment – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing finance receivables held for investment portfolio. Management’s periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions, specific borrower’s ability to repay and the estimated value of any underlying collateral.

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

The Company believes that past claim experience is indicative of future claims; however, the factors affecting actual claims can be volatile. As a result, actual claims experience may differ from estimated which could lead to material changes in the Company’s warranty provision and related reserves. The Company’s warranty liability is discussed further in Note 1 of Notes to Consolidated Financial Statements.

Pensions and Other Postretirement Benefits – The Company has several defined benefit pension plans and several postretirement healthcare benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Retirement Plan (pension, SERPA and postretirement healthcare) obligations and costs are calculated through actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company adopted the measurement date provisions of SFAS No. 158 as of January 1, 2008. Accordingly, the Company’s actuarial measurement date (the date when the Company evaluates and updates all of its assumptions) changed from September 30 to December 31.

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the discount rate for Retirement Plan obligations was decreased from 6.30% as of September 30, 2007 to 6.10% as of December 31, 2008. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2008, the Company lowered its healthcare cost trend rate to 8% from 9% as of September 30, 2007. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5% beginning in 2014. These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

The following information is provided to illustrate the sensitivity of pension and postretirement healthcare obligations and costs to changes in these major assumptions (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate
2008 Net periodic benefit costs
Pension and SERPA	$44,466	$20,380	n/a
Postretirement healthcare	$32,745	$2,516	$1,367

2008 Benefit obligations
Pension and SERPA	$1,178,283	$169,810	n/a
Postretirement healthcare	$372,631	$42,097	$12,929

This information should not be viewed as predictive of future amounts. The calculation of Retirement Plan obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 12 of Notes to Consolidated Financial Statements.

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

The Company uses implied volatility to determine the expected volatility of its stock. Implied volatility take into account both historical and future expectations of volatility. The implied volatility is derived from options that are actively traded and the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee share options. In addition, the traded options have exercise prices that are both (a) near-the-money and (b) close to the exercise price of the employee share options. Finally, the remaining maturities of the traded options on which the estimate is based are at least one year.

Dividend yield was based on the Company’s expected dividend payments and the risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Changes in the valuation assumptions could result in a significant change to the cost of an individual option. However, the total cost of an award is also a function of the number of awards granted, and as result, the Company has the ability to control the cost of its equity awards by adjusting the number of awards granted.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within other long-term liabilities in the Consolidated Balance Sheets. The Company has a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2008 is as follows (in thousands):

	2009	2010 - 2011	2012 - 2013	Thereafter	Total
Principal payments on debt	$1,738,649	$596,819	$399,643	$998,179	$3,733,290
Interest payments on debt	149,224	226,570	157,318	298,822	831,934
Operating lease payments	12,225	15,503	8,685	18,020	54,433

	$1,900,098	$838,892	$565,646	$1,315,021	$4,619,657

As described in Note 9 of Notes to Consolidated Financial Statements, as of December 31, 2008, the Company classified $568.7 million related to its unsecured commercial paper and its Global Credit Facilities (as defined in “Liquidity and Capital Resources”) as long-term debt as of December 31, 2008. This amount is classified as long term because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year; accordingly, the Company has assumed that this amount will be repaid in 2011.

Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2008. Interest for floating rate instruments, as calculated above, assumes December 31, 2008 rates remain constant.

As of December 31, 2008, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

The Company has long-term obligations related to its pension and postretirement plans at December 31, 2008. Due to the current funded status of the pension and postretirement plans, the Company is anticipating future contributions, beyond the amounts of current benefit payments, will be necessary for 2009. The Company’s expected future contributions to these plans are provided in Note 12 of Notes to Consolidated Financial Statements.

As described in Note 10 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $79.0 million and accrued interest and penalties of $23.2 million as of December 31, 2008. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the $79.0 million of liability of unrecognized tax benefits or accrued interest and penalties of $23.2 million.

Off-Balance Sheet Arrangements

As part of its term asset-backed securitization program, HDFS transfers retail motorcycle loans to a special purpose bankruptcy-remote wholly-owned subsidiary. The subsidiary sells the retail loans to a securitization trust in exchange for the proceeds from term asset-backed securities issued by the securitization trust. The term asset-backed securities, usually notes with various maturities and interest rates, are secured by future collections of the purchased retail installment loans. Activities of the securitization trust are limited to acquiring retail loans, issuing term asset-backed securities and making payments on securities to investors. Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered Qualifying Special Purpose Entities (QSPEs) as defined by SFAS No. 140. In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company.

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the related loans purchased from HDFS. The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests. Investors also do not have recourse to assets of HDFS for failure of the obligors on the retail loans to pay when due. Total investment in retained securitization interests at December 31, 2008 was $330.7 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the term asset-backed securities. See Note 8 of Notes to Consolidated Financial Statements for further discussion of HDFS’ term asset-backed securitization program.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company utilized an asset-backed commercial paper conduit facility that did not satisfy the requirements for accounting sale treatment under SFAS No. 140.

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company agreed to indemnify Utilimaster Corporation, until December 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million. The indemnification agreement expired on December 31, 2008.

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

Liquidity and Capital Resources as of December 31, 2008

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) At the same time, the Company recognizes that the recent disruption in the global capital markets has impacted its ability to access funding sources historically utilized to support the operation of its Financial Services business. During 2008, the Company funded its Financial Services operations with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, a committed unsecured bank credit facility and a term asset-backed securitization.

The Company has estimated that HDFS’ funding requirements in 2009 will be approximately $1.00 billion in addition to amounts that may become due in July 2009 if the Company is unable to extend its 364-day credit facility that is part of its Global Credit Facilities (as defined below) or on March 31, 2009 under the $500.0 million asset-backed commercial paper conduit facility that was entered into in December 2008. The Company intends to satisfy HDFS’ 2009 funding requirements through a combination of preferred actions. The first is for HDFS or the Company to attempt to access the unsecured debt capital markets; the Company’s issuance of $600.0 million of senior unsecured five-year notes completed in February 2009 is an example of this. The Company also intends to seek to renew its 364-day credit facility that expires in July 2009 and to increase and extend the existing $500.0 million asset-backed commercial paper conduit facility. Expanding and extending the asset-backed commercial paper conduit facility would supplement the existing unsecured commercial paper program. Finally, the Company is working to gain access to the asset-backed securitization market through the U.S. Federal Reserve’s TALF program. The Company is in the process of researching the program and determining how it may benefit from it. Retail motorcycle loans have been included as eligible assets in the program; however exact details of the TALF program are not yet finalized. No assurance can be given that the Company’s efforts to pursue these options will be successful, and if such efforts are not successful, the Company will need to consider other alternatives. In addition, the shelf registration statement filed with the SEC in December 2008 may provide additional flexibility as needed.

In addition to the funding alternatives discussed above, the Company will take steps to manage and preserve cash. On February 12, 2009, the Company’s Board of Directors approved a first quarter 2009 dividend of $0.10 per share, a decrease of $0.20 per share from the dividend paid in the first quarter of 2008. Reducing the first quarter dividend preserves approximately $50 million of cash during the first quarter of 2009. Additionally, in early 2009 HDFS discontinued new loan originations for general aviation consumer aircraft allowing HDFS to focus its resources on the core business of retail and wholesale motorcycle lending.

As discussed in Note 12 of Notes to Consolidated Financial Statements, due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. As a result, the Company is expecting it will have to make additional contributions of approximately $40 million to $80 million to further fund its pension plans during 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company completed the purchase of MV during the third quarter of 2008. The Company financed the transaction and MV’s initial working capital requirements through $181.6 million of debt under the Global Credit Facilities. Going forward, the Company anticipates that short-term working capital requirements for MV will be financed through additional debt.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Net cash (used by) provided by operating activities	$(684,649)	$798,146	$761,780
Net cash (used by) provided by investing activities	(393,247)	391,205	(35,259)
Net cash provided by (used by) financing activities	1,293,390	(1,037,803)	(637,023)

Total	$215,494	$151,548	$89,498

Operating Activities

The decrease in operating cash flow from 2007 to 2008 was due primarily to lower securitization proceeds. Proceeds from the sale of retail finance receivables resulted in cash inflows of $467.7 million and $2.49 billion during 2008 and 2007, respectively. During 2008, HDFS funded a greater percentage of its business with proceeds from unsecured commercial paper, medium-term notes and a newly-created asset-backed commercial paper conduit facility than it did in 2007.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and short-term investment activity.

Capital expenditures were $232.2 million and $242.1 million during 2008 and 2007, respectively. The Company estimates that base capital expenditures for 2009 will be in the range of $180.0 million to $200.0 million.(1) In addition, the Company expects to incur capital expenditures of $10 million to $20 million in connection with the implementation of the recently announced restructuring plan in 2009.(1) The Company anticipates it will have the ability to fund all capital expenditures in 2009 with internally generated funds.(1)

Sales and redemptions of marketable securities (net of purchases) in 2008 resulted in cash inflow of $2.5 million compared to $657.7 million in 2007. The year over year decline in cash inflow from marketable securities is a result of the Company reducing its investment in marketable securities over the previous twelve months, generally for the purpose of funding share repurchases.

The year over year increase in cash used in investing activities was also affected by the Company’s acquisition of MV during the third quarter of 2008.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. During 2008, the Company repurchased 6.3 million shares of its common stock at a total cost of $250.4 million. The Company repurchased 3.1 million of these shares under a general authorization provided by the Company’s Board of Directors in October 2006 to buy back 20.0 million shares. As of December 31, 2008, no shares remained under this authorization. The remaining 3.2 million shares were repurchased under an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million shares of its common stock. In addition, the Company has an authorization from the Company’s Board of Directors that is designed to provide the Company with continuing authority to repurchase shares to offset dilution caused by the exercise of stock options and the issuance of nonvested stock. Please see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional details regarding the Company’s share repurchase activity and authorizations.

The Company paid dividends of $1.29 per share at a total cost of $302.3 million during 2008, compared to dividends of $1.06 per share at a total cost of $260.8 million in 2007.

During 2008, debt increased by $1.81 billion which was primarily driven by higher finance receivables outstanding as HDFS funded a greater percentage of its business through debt rather than through securitization transactions when compared to 2007. Additionally, the Company financed the acquisition and initial working capital requirements of MV through $181.6 million of debt under the Global Credit Facilities. The Company’s total outstanding debt consisted of the following as of December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Unsecured commercial paper	$1,416,449	$842,618	$894,250
Asset-backed commercial paper conduit facility	500,000	—	—
Credit facilities	390,932	256,531	191,866

	2,307,381	1,099,149	1,086,116
Medium-term notes	1,607,506	1,000,806	586,375
Senior subordinated notes	—	—	30,000

Total debt	$3,914,887	$2,099,955	$1,702,491

Credit Facilities – During 2008, the Company and HDFS entered into a $950.0 million 364-day facility and a $950.0 million three-year facility (collectively, “Global Credit Facilities”) to replace existing credit facilities. The Global Credit Facilities, which total $1.90 billion and are due in July 2009 and 2011, respectively, are committed facilities and are primarily used to support HDFS’ unsecured commercial paper program and to fund HDFS’ lending activities and other operations. Borrowings under the Global Credit Facilities bear interest at various variable rates, which may be adjusted upward or downward depending on whether certain criteria are satisfied. As a result of the Global Credit Facilities, HDFS may issue unsecured commercial paper in the aggregate equal to the unused portion of the Global Credit Facilities. At December 31, 2007 and 2006, HDFS had a credit facility totaling $1.40 billion.

Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.90 billion as of December 31, 2008. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. In addition to issuing unsecured commercial paper in the open market, since October 2008 the Company has been issuing unsecured commercial paper under the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF). The CPFF is scheduled to expire on October 30, 2009. Until February 12, 2009, the Company was eligible to participate in the CPFF and had the ability to issue commercial paper with maturities of 90 days from the time of issuance up to a maximum of $1.35 billion outstanding at any time. As of February 12, 2009, the Company became ineligible to issue new commercial paper under the CPFF as HDFS’ short term debt ratings no longer satisfied the CPFF’s minimum ratings requirements. On February 12, 2009, Fitch Ratings reduced the Company’s long-term debt rating to A- and HDFS’ short-term debt rating to F2. On January 16, 2009, Standard & Poor’s Rating Service reduced the Company’s long-term debt rating to BBB+ and HDFS’ short-term debt rating to A2. As a result of these reductions to HDFS’ short-term debt rating, the Company is no longer able to issue unsecured commercial paper under the CPFF. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities.

Asset-backed commercial paper conduit facility – In December 2008, HDFS entered into agreements with certain bank-sponsored asset-backed commercial paper conduits resulting in proceeds of $500.0 million. Unless earlier terminated or extended by the mutual agreement of HDFS and the lenders, the loan and servicing agreement will expire on March 31, 2009, at which time HDFS will be obligated to repay the $500.0 million advance in full.

Medium-Term Notes – The Company has the following Medium-Term Notes (collectively “the Notes”) issued and outstanding at December 31, 2008 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018

At December 31, 2007, HDFS had $400.0 million of 3.63% medium-term notes outstanding which were due in December 2008. In December 2008, the notes matured and the principal and accrued interest was paid in full.

The Notes provide for semi-annual interest payments and principal due at maturity. At December 31, 2008, 2007 and 2006, the Notes included a fair value adjustment increasing the balance by $9.7 million and $1.3 million and reducing the balance by $13.6 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.2 million and $0.5 million at December 31, 2008 and 2007, respectively.

Senior Subordinated Debt – At December 31, 2006, HDFS had $30.0 million of 6.79% senior subordinated notes outstanding which were due in December 2007. In December 2007, the notes matured and the principal and accrued interest was paid in full.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of December 31, 2008, 2007 and 2006, HDFS had no outstanding borrowings owed to the Company under this agreement.

The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain HDFS’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been provided to HDFS under the support agreement.

Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities, asset-backed commercial paper conduit facility and Notes. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and the Company must maintain an interest ratio coverage of 2.5 to 1.0. The minimum required HDFS consolidated tangible net worth is $300.0 million. No financial covenants are required under the Notes.

At December 31, 2008, 2007 and 2006, HDFS and the Company remained in compliance with all of these covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (i) effectively execute the Company’s restructuring plans within expected costs; (ii) manage the risks that our independent dealers may have difficulty adjusting to the recession and slowdown in consumer demand; (iii) manage supply chain issues; (iv) anticipate the level of consumer confidence in the economy; (v) continue to have access to reliable sources of capital funding in sufficient amounts and adjust to fluctuations in the cost of capital; (vi) maintain credit ratings that allow the Company access to capital at effective rates; (vii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio; (viii) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ix) manage production capacity and production changes; (x) provide products, services and experiences that are successful in the marketplace; (xi) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (xii) sell all of its motorcycles and related products and services to its independent dealers; (xiii) continue to develop the capabilities of its distributor and dealer network; (xiv) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (xv) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (xvi) adjust to healthcare inflation, pension reform and tax changes; (xvii) retain and attract talented employees, including executive officers; (xviii) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; (xix) implement and manage enterprise-wide information technology solutions and secure data contained in those systems; and (xx) successfully integrate and profitably operate MV Agusta. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar and the Brazilian Real. The Company utilizes foreign currency contracts to mitigate the effect of the Euro and the Australian dollar fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2008, the notional U.S. dollar value of outstanding Euro and Australian dollar foreign currency contracts was $419.3 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $36.5 million as of December 31, 2008. Further disclosure relating to the fair value of derivative financial instruments is included in Note 17 of the Notes to Consolidated Financial Statements.

In addition, the Company financed its acquisition of MV Agusta and its initial working capital requirements through 130.0 million of Euro-denominated debt. The carrying amount of debt is measured at each balance sheet date in the U.S. dollar and the corresponding gains or losses are recognized in the income statement.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its debt and securitization transactions. HDFS also entered into derivative contracts to facilitate its first quarter securitization transaction as well as its third quarter 2007 securitization transaction. These derivatives, which hedge assets by an off-balance sheet Qualifying Special Purpose Entity, do not qualify for hedge accounting treatment. Additionally, to facilitate the December 2008 asset-backed commercial paper conduit facility, HDFS entered into derivative contracts, certain of which do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in current period earnings within other operating expenses. As of December 31, 2008, HDFS had interest rate swaps outstanding with a notional value of $1.79 billion. HDFS estimates that a 10% decrease in interest rates would result in a $1.4 million decrease in the fair value of the agreements.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 11, 2009

James L. Ziemer	Thomas E. Bergmann
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

MANAGEMENT CERTIFICATIONS

The Company has filed as exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, the certifications of the chief executive officer and the chief financial officer of the Company required by Section 302 of the Sarbanes-Oxley Act.

The Company has submitted to the New York Stock Exchange the Annual Chief Executive Officer Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process and the audit process. All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2008. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2008 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2008 fiscal year. The audited financial statements of the Company for the 2008 fiscal year were also reviewed and discussed with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, other professional standards and regulatory requirements currently in effect. The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Rule 3526 of the Public Company Accounting Standards Board, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2008 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2008 fiscal year.

February 11, 2009

Audit Committee of the Board of Directors

Richard I. Beattie	Judson C. Green
N. Thomas Linebarger	George L. Miles, Jr.
James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Harley-Davidson, Inc. and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2008, the Company adopted the requirement to measure the funded status of its defined benefit pension and postretirement healthcare plans as of the date of the year-end statement of financial position.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 16, 2009

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Net revenue	$5,594,307	$5,726,848	$5,800,686
Cost of goods sold	3,663,488	3,612,748	3,567,839

Gross profit	1,930,819	2,114,100	2,232,847

Financial services income	376,970	416,196	384,891
Financial services expense	294,205	204,027	174,167

Operating income from financial services	82,765	212,169	210,724

Selling, administrative and engineering expense	984,560	900,708	846,418

Income from operations	1,029,024	1,425,561	1,597,153
Investment income	9,495	22,258	27,087
Interest expense	4,542	—	—

Income before provision for income taxes	1,033,977	1,447,819	1,624,240
Provision for income taxes	379,259	513,976	581,087

Net income	$654,718	$933,843	$1,043,153

Earnings per common share:
Basic	$2.80	$3.75	$3.94
Diluted	$2.79	$3.74	$3.93

Cash dividends per common share	$1.29	$1.06	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$593,558	$402,854
Marketable securities	—	2,475
Accounts receivable, net	296,258	181,217
Finance receivables held for sale	2,443,965	781,280
Finance receivables held for investment, net	1,378,461	1,575,283
Inventories	400,908	349,697
Deferred income taxes	123,327	103,278
Prepaid expenses and other current assets	141,404	71,230

Total current assets	5,377,881	3,467,314

Finance receivables held for investment, net	817,102	845,044
Property, plant and equipment, net	1,094,487	1,060,590
Prepaid pension costs	—	89,881
Goodwill	138,579	61,401
Deferred income taxes	288,240	54,376
Other long-term assets	112,336	78,000

	$7,828,625	$5,656,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,736	$300,188
Accrued liabilities	541,372	484,936
Short-term debt	1,738,649	722,447
Current portion of long-term debt	—	397,508

Total current liabilities	2,603,757	1,905,079

Long-term debt	2,176,238	980,000
Pension liability	484,003	51,551
Postretirement healthcare benefits	274,408	192,531
Other long-term liabilities	174,616	151,954

Commitments and contingencies (Note 11)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 335,653,577 and 335,211,201 shares issued in 2008 and 2007, respectively	3,357	3,352
Additional paid-in-capital	846,796	812,224
Retained earnings	6,458,778	6,117,567
Accumulated other comprehensive loss	(522,526)	(137,258)

	6,786,405	6,795,885

Less:
Treasury stock (102,889,370 and 96,725,399 shares in 2008 and 2007, respectively), at cost	(4,670,802)	(4,420,394)

Total shareholders’ equity	2,115,603	2,375,491

	$7,828,625	$5,656,606

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Net cash (used by) provided by operating activities (Note 2)	$(684,649)	$798,146	$761,780

Cash flows from investing activities:
Capital expenditures	(232,169)	(242,113)	(219,602)
Origination of finance receivables held for investment	(608,621)	(514,359)	(411,757)
Collections on finance receivables held for investment	448,990	368,978	260,133
Collection of retained securitization interests	93,747	118,175	101,641
Purchase of marketable securities	—	(467,609)	(970,935)
Sales and redemptions of marketable securities	2,543	1,125,344	1,224,447
Acquisition of business, net of cash acquired	(95,554)	—	—
Other, net	(2,183)	2,789	(19,186)

Net cash (used by) provided by investing activities	(393,247)	391,205	(35,259)

Cash flows from financing activities:
Proceeds from issuance of medium term notes	993,550	398,144	—
Repayment of medium-term notes	(400,000)	—	—
Net increase (decrease) in credit facilities and unsecured commercial paper	761,065	(16,247)	493,125
Net borrowings of asset-backed commercial paper	490,000	—	—
Repayment of senior subordinated debt	—	(30,000)	—
Dividends	(302,314)	(260,805)	(212,914)
Purchase of common stock for treasury	(250,410)	(1,153,439)	(1,061,968)
Excess tax benefits from share-based payments	320	3,066	18,933
Issuance of common stock under employee stock option plans	1,179	21,478	125,801

Net cash provided by (used by) financing activities	1,293,390	(1,037,803)	(637,023)

Effect of exchange rate changes on cash and cash equivalents	(24,790)	12,909	7,924

Net increase in cash and cash equivalents	190,704	164,457	97,422

Cash and cash equivalents:
At beginning of period	402,854	238,397	140,975

At end of period	$593,558	$402,854	$238,397

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2005	330,961,869	$3,310	$596,239	$4,630,390	$58,653	$(2,204,987)	$3,083,605
Comprehensive income:
Net income	—	—	—	1,043,153	—	—	1,043,153
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	12,898	—	12,898
Minimum pension liability adjustment, net of taxes of ($165)	—	—	—	—	267	—	267
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $7,360	—	—	—	—	(13,522)	—	(13,522)
Derivative financial instruments, net of tax benefit of $9,111	—	—	—	—	(15,048)	—	(15,048)
Marketable securities, net of taxes of ($2,456)	—	—	—	—	3,991	—	3,991

Comprehensive income							1,031,739
Adjustment to initially apply SFAS No. 158, net of taxes of ($156,278)	—	—	—	—	(253,901)	—	(253,901)
Dividends	—	—	—	(212,914)	—	—	(212,914)
Repurchase of common stock	—	—	—	—	—	(1,061,968)	(1,061,968)
Share-based compensation	—	—	21,446	—	—	—	21,446
Issuance of nonvested stock	253,319	3	(3)	—	—	—	—
Exercise of stock options	3,113,005	30	125,771	—	—	—	125,801
Tax benefit of stock options	—	—	22,929	—	—	—	22,929

Balance December 31, 2006	334,328,193	$3,343	$766,382	$5,460,629	$(206,662)	$(3,266,955)	$2,756,737

Comprehensive income:
Net income	—	—	—	933,843	—	—	933,843
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,753	—	30,753
Amortization of net prior service cost, net of taxes of ($2,121)	—	—	—	—	3,447	—	3,447
Amortization of actuarial loss, net of taxes of ($7,092)	—	—	—	—	11,521	—	11,521
Pension and post-retirement plan funded status adjustment, net of taxes of ($29,142)	—	—	—	—	47,346	—	47,346
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $6,488	—	—	—	—	(11,945)	—	(11,945)
Derivative financial instruments, net of tax benefit of $7,229	—	—	—	—	(12,970)	—	(12,970)
Marketable securities, net of taxes of ($825)	—	—	—	—	1,252	—	1,252

Comprehensive income							1,003,247
Adjustment to initially apply FIN 48	—	—	—	(16,100)	—	—	(16,100)
Dividends	—	—	—	(260,805)	—	—	(260,805)
Repurchase of common stock	—	—	—	—	—	(1,153,439)	(1,153,439)
Share-based compensation	—	—	20,974	—	—	—	20,974
Issuance of nonvested stock	385,078	4	(4)	—	—	—	—
Exercise of stock options	497,930	5	21,473	—	—	—	21,478
Tax benefit of stock options	—	—	3,399	—	—	—	3,399

Balance December 31, 2007	335,211,201	$3,352	$812,224	$6,117,567	$(137,258)	$(4,420,394)	$2,375,491

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2007	335,211,201	$3,352	$812,224	$6,117,567	$(137,258)	$(4,420,394)	$2,375,491

Comprehensive income:
Net income	—	—	—	654,718	—	—	654,718
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(44,012)	—	(44,012)
Amortization of net prior service cost, net of taxes of ($1,919)	—	—	—	—	3,116	—	3,116
Amortization of actuarial loss, net of taxes of ($4,539)	—	—	—	—	7,376	—	7,376
Pension and post-retirement plan funded status adjustment, net of taxes of ($203,485)	—	—	—	—	(347,165)	—	(347,165)
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of tax benefit of $10,252	—	—	—	—	(18,838)	—	(18,838)
Derivative financial instruments, net of taxes of ($7,464)	—	—	—	—	11,556	—	11,556
Marketable securities, net of taxes of ($45)	—	—	—	—	76	—	76

Comprehensive income							266,827
Adjustment to apply measurement date provisions of SFAS No. 158, net of taxes of ($6,887)	—	—	—	(11,193)	2,623	—	(8,570)
Dividends	—	—	—	(302,314)	—	—	(302,314)
Repurchase of common stock	—	—	—	—	—	(250,410)	(250,410)
401(k) match made with Treasury shares	—	—	9,166	—	—	2	9,168
Share-based compensation	—	—	24,021	—	—	—	24,021
Issuance of nonvested stock	384,761	4	(4)	—	—	—	—
Exercise of stock options	57,615	1	1,178	—	—	—	1,179
Tax benefit of stock options	—	—	211	—	—	—	211

Balance December 31, 2008	335,653,577	$3,357	$846,796	$6,458,778	$(522,526)	$(4,670,802)	$2,115,603

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS).

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

In connection with term asset-backed securitization transactions, HDFS utilizes Qualifying Special Purpose Entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company. For further discussion of QSPEs and securitization transactions see “Finance Receivable Securitizations,” which follows.

The Company operates in two principal business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). All intercompany accounts and material transactions are eliminated.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities – The Company had investments in marketable securities consisting primarily of investment-grade debt instruments such as corporate bonds and government backed securities of $2.5 million at December 31, 2007 with contractual maturities of approximately 1 year. The Company classified its investments in marketable securities as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income. Net unrealized losses, net of taxes, included in other comprehensive income as of December 31, 2007 were $0.1 million. Gains and losses realized on sales of marketable securities were included in investment income and were not material. There were no marketable securities held at December 31, 2008.

Accounts Receivable – The Company’s motorcycles and related products are sold to international independent dealers and distributors generally on open account and are included in accounts receivable in the Company’s Consolidated Balance Sheets. The allowance for doubtful accounts deducted from total accounts receivable was $9.1 million and $9.0 million as of December 31, 2008 and 2007, respectively. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS, and the related receivables are included in finance receivables held for investment in the consolidated balance sheets.

Finance Receivables Credit Losses – The allowance for finance credit losses on finance receivables held for investment is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level HDFS believes is adequate to cover the losses of principal in the existing portfolio. HDFS’ periodic evaluation of the adequacy of the allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, the value of the underlying collateral and current economic conditions. HDFS’ wholesale and other large loan charge-off policy is based on a loan-by-loan review which considers the specific borrower’s ability to repay and the estimated value of any collateral.

Retail loans are generally charged-off at 120 days contractually past due. All finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2008 and 2007, all finance receivables are accounted for as interest-earning receivables.

Finance Receivables Held for Sale – U.S. retail motorcycle loans intended for securitization at origination are classified as finance receivables held for sale. These finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value. Any amount by which cost exceeds fair value is accounted for as a valuation adjustment with an offset to other income. Cash flows related to finance receivables held for sale are included in cash flows from operating activities.

Finance Receivables Securitizations – HDFS sells retail motorcycle loans through securitization transactions that qualify for accounting sale treatment under SFAS No. 140. Under the terms of securitization transactions, HDFS sells retail loans to a securitization trust utilizing the two-step process described below. The securitization trust issues notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans. The proceeds from the issuance of the term asset-backed securities are utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS receives cash, records a gain or loss on the transaction and also retains an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests is included with finance receivables held for investment in the consolidated balance sheets. The Company’s continuing involvement in the securitized U.S. retail motorcycles loans is limited to its investment in retained securitization interests and servicing rights.

The interest in excess cash flows equals the cash flows arising from U.S. retail motorcycle loans sold to the securitization trust less servicing fees, credit losses and contracted payment obligations owed to securitization trust investors. Key assumptions in determining the present value of projected excess cash flows are prepayments, credit losses and discount rate. The fair value of the interest in excess cash flows was $135.5 million and $237.9 million at December 31, 2008 and 2007, respectively.

As part of the first quarter 2008 securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. These securities have a stated principal and fixed interest rate and are subordinated to the senior securities within the securitization trust. Fair value is determined using discounted cash flow methodologies. The fair value of the retained subordinated securities was $47.2 million as of December 31, 2008. As of December 31, 2008, unrealized losses on the subordinated securities were $5.8 million, or $3.8 million net of taxes. The unrealized losses are due to changes in discount rates and have existed for less than one year. The Company has the intent and ability to hold the subordinated securities until they recover their value and does not believe the unrealized losses reflect a permanent impairment.

Reserve account deposits represent interest-earning cash deposits which collateralize the trust securities. The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreements. The fair value of the reserve account deposits was $147.9 million and $169.8 million at December 31, 2008 and 2007, respectively.

HDFS retains servicing rights on the U.S. retail motorcycle loans that it has sold to the securitization trust and receives a servicing fee. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned. HDFS earned $55.1 million, $60.8 million, and $52.8 million from contractually specified servicing fees, late fees, and ancillary fees during 2008, 2007, and 2006, respectively. These fees are recorded in financial services income.

Gains or losses on current year securitizations from the sale of the U.S. retail motorcycle loans are recognized in the period in which the sale occurs. The amount of the gain or loss depends on the proceeds received and the original carrying amount of the transferred U.S. retail motorcycle loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Investments in retained securitization interests are recorded at fair value and are periodically reviewed for impairment. As discussed in Note 8, for the years ended December 31, 2008 and December 31, 2007, the Company recorded an impairment charge of $41.4 million and $9.9 million, respectively, related to its retained securitization interests. Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflect the assumptions marketplace participants would use. Unrealized gains and losses on investments in retained securitization interests are recorded in other comprehensive income. As of December 31, 2008, net unrealized losses were $4.1 million, or $2.7 million net of taxes. As of December 31, 2007, net unrealized gains of $25.0 million before income taxes, or $16.2 million net of taxes.

HDFS utilizes a two-step process to transfer U.S. retail motorcycle loans to a securitization trust. U.S. retail motorcycle loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the U.S. retail motorcycle loans to the securitization trust. The securitization trust is funded with cash obtained through the issuance of the term asset-backed securities. HDFS has surrendered control of retail loans sold to the securitization trust. Securitization transactions have been structured such that: (1) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership; (2) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest; and (3) HDFS does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of certain representations, warranties and covenants relating to the transferred assets, or (b) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

Activities of the securitization trust are limited to acquiring U.S. retail motorcycle loans, issuing term asset-backed securities, making payments on securities to investors and other activities permissible under SFAS No. 140. Securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the term asset-backed securities. Historically, the life of securitization trusts purchasing U.S. retail motorcycle loans from HDFS has approximated four years.

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the U.S. retail motorcycle loans purchased from HDFS. The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests. Investors also do not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due.

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs. Accordingly, gain or loss on sale is recognized upon transfer of retail loans to a QSPE and the assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS. See Note 8 for further discussion of HDFS’ securitization program.

Asset-Backed Commercial Paper Conduit Facility – In December 2008, HDFS sold for legal purposes U.S. retail motorcycle finance receivables to a wholly-owned special purpose entity (SPE), which in turn, issued debt to third-party bank-sponsored asset-backed commercial paper conduits. The SPE funded the purchase of the finance receivables from HDFS primarily with cash obtained through the issuance of the debt. HDFS is the primary and sole beneficiary of the SPE, and the finance receivables sale does not satisfy the requirements for accounting sale treatment under SFAS No. 140. Therefore, the assets and associated debt are included in the Company’s financial statements. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. At December 31, 2008, the SPE held $24.1 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt.

The assets of the SPE totaled $686.3 million at December 31, 2008 and are included primarily in cash, finance receivables held for sale and finance receivables held for investment in the Company’s Consolidated Balance Sheet. The related asset-backed commercial paper conduit facility was $500.0 million at December 31, 2008 and is included in short-term debt in Company’s Consolidated Balance Sheet.

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $174.1 million at December 31, 2008 and $112.7 million at December 31, 2007 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Goodwill and Intangible Assets – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment at least annually based on financial data related to the reporting unit to which it has been assigned. The Company has assigned goodwill to reporting units based on specific review of each purchase transaction. During 2008 and 2007, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews. Intangible asset values are based on third-party valuations and are also subject to at least annual impairment testing.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2008	2007	2006
Balance, beginning of period	$70,523	$66,385	$43,073
Warranties issued during the period	52,645	54,963	56,008
Settlements made during the period	(71,737)	(66,422)	(57,267)
Safety recalls and changes to pre-existing warranty liabilities	13,112	15,597	24,571

Balance, end of period	$64,543	$70,523	$66,385

The liability for safety recall campaigns was $4.6 million, $3.7 million and $6.5 million at December 31, 2008, 2007 and 2006, respectively.

Derivative Financial Instruments – The Company uses derivative financial instruments to manage foreign currency exchange rate, commodity price and interest rate risk. The Company’s policy specifically prohibits the use of derivatives for trading purposes. Refer to Note 17 for a detailed description of the Company’s derivative instruments.

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

Financial Services Income Recognition – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables. Loan origination payments made to dealers for certain retail loans are deferred and amortized over the estimated life of the contract. Insurance commissions and commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $15.3 million and $16.8 million as of December 31, 2008 and 2007, respectively.

Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the consolidated statement of income. Research and development expenses were $163.5 million, $185.5 million and $177.7 million for 2008, 2007 and 2006, respectively.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2008, 2007 and 2006, the Company incurred $89.2 million, $76.9 million and $69.7 million in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Reclassifications – Certain prior year amounts related to debt have been reclassified to conform to the current year presentation.

Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its income statement. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2008, 2007 and 2006, including stock option and nonvested stock awards, was $24.5 million, $21.0 million and $21.4 million, respectively, or $15.3 million, $13.0 million and $13.3 million net of taxes, respectively.

Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position. The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans, and the related disclosure requirements, as of December 31, 2006. The requirement to measure the funded status as of the date of the year-end statement of financial position was adopted on January 1, 2008. Upon adoption, the Company recorded a reduction to retained earnings of $18.1 million ($11.2 million, net of tax) and an increase to accumulated other comprehensive income of $4.2 million ($2.6 million, net of tax). See Note 12 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements and notes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008; see Note 18 for disclosures required under SFAS No. 157. The Company has not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

In December 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. SFAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS No. 157 (discussed above). Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. FSP No. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

2.	Additional Balance Sheet and Cash Flow Information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the years ended December 31.

Balance Sheet Information:

Inventories, net (in thousands):

	2008	2007
Components at the lower of FIFO cost or market
Raw materials and work in process	$151,896	$149,954
Motorcycle finished goods	185,464	107,768
Parts and accessories and general merchandise	103,682	124,109

Inventory at lower of FIFO cost or market	441,042	381,831
Excess of FIFO over LIFO cost	40,134	32,134

	$400,908	$349,697

Inventory obsolescence reserves deducted from FIFO cost were $28.8 million and $16.3 million as of December 31, 2008 and 2007, respectively.

Property, plant and equipment, at cost (in thousands):

	2008	2007
Land and related improvements	$66,464	$49,923
Buildings and related improvements	497,852	392,307
Machinery and equipment	2,333,601	2,040,476
Construction in progress	134,072	275,238

	3,031,989	2,757,944
Less: accumulated depreciation	1,937,502	1,697,354

	$1,094,487	$1,060,590

Accrued liabilities (in thousands):

	2008	2007
Payroll, performance incentives and related expenses	$166,652	$151,524
Warranty and recalls	64,543	70,523
Sales incentive programs	84,683	78,302
Income taxes	27,163	19,498
Fair value of derivative financial instruments	23,503	34,414
Other	174,828	130,675

	$541,372	$484,936

Components of accumulated other comprehensive loss, net of tax (in thousands):

	2008	2007
Cumulative foreign currency translation adjustment	$15,171	$59,183
Unrealized (loss) gain on investment in retained securitization interest	(2,671)	16,167
Unrealized net loss on derivative financial instruments	(7,701)	(19,257)
Unrealized net loss on marketable securities	—	(76)
Unrecognized pension and postretirement benefit plan liabilities	(527,325)	(193,275)

	$(522,526)	$(137,258)

Cash Flow Information:

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	2008	2007	2006
Cash flows from operating activities:
Net income	$654,718	$933,843	$1,043,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,191	204,172	213,769
Amortization of acquisition-related intangibles	20,090	—	—
Provision for employee long-term benefits	76,426	75,683	80,179
Contributions to pension and postretirement plans	(19,517)	(15,302)	(13,512)
Stock compensation expense	24,473	20,974	21,446
Loss (gain) on current year securitizations	5,370	(36,033)	(32,316)
Net change in wholesale finance receivables	99,373	22,816	(159,886)
Origination of retail finance receivables held for sale	(2,788,463)	(2,919,937)	(2,772,733)
Collections on retail finance receivables held for sale	507,106	110,756	112,131
Proceeds from securitization of retail finance receivables	467,722	2,486,780	2,303,562
Impairment of retained securitization interests	41,403	9,932	—
Lower of cost or fair market value adjustment on finance receivables held for sale	37,764	—	—
Provision for credit losses	39,555	11,252	5,962
Deferred income taxes	(49,428)	(60,529)	(39,768)
Foreign currency adjustments	2,892	(14,581)	(7,975)
Other, net	53,982	16,830	26,573
Changes in current assets and liabilities:
Accounts receivable, net	(4,474)	(26,449)	(16,361)
Finance receivables - accrued interest and other	(7,149)	(19,680)	(23,442)
Inventories	(45,094)	(48,019)	(54,352)
Accounts payable and accrued liabilities	9,734	48,157	76,058
Other	(33,323)	(2,519)	(708)

Total adjustments	(1,339,367)	(135,697)	(281,373)

Net cash (used by) provided by operating activities	$(684,649)	$798,146	$761,780

Cash paid during the period for interest and income taxes (in thousands):

	2008	2007	2006
Interest	$128,006	$81,474	$57,990
Income taxes	$413,998	$568,815	$602,347

Interest paid represents interest payments of HDFS (included in financial services expense) and interest payments of the Company (included in interest expense).

Non-cash investing activity during the period (in thousands):

	2008	2007	2006
Investment in retained securitization interests received in connection with securitizations during the year	$87,171	$170,173	$156,955

3.	Acquisition

On August 8, 2008, the Company announced the completion of its purchase of privately-held Italian motorcycle maker MV Agusta (MV). The Company acquired 100 percent of MV shares for total consideration of €68.3 million ($105.1 million), which includes the satisfaction of existing bank debt for €47.5 million ($73.2 million). In addition, the agreement provides for a contingent payment to the former owner of MV in 2016, if certain financial targets are met during 2013 through 2015. The contingent payment, which could be a material component of the final consideration, will be recorded as goodwill when the amount is determinable. The Company financed the transaction and MV’s initial working capital requirements through $181.6 million of debt under existing credit facilities. The Company believes the acquisition of MV will enhance the Company’s presence in Europe and its penetration into the performance segment of the motorcycle market.

The operating results of MV, which is part of the Motorcycles segment, have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information reflecting this acquisition has not been disclosed as the pro forma impact on consolidated net income would not be material.

The following table summarizes the preliminary fair values of the MV assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets, net of cash acquired	$60,483
Property, plant and equipment	39,469
Goodwill	85,750
Intangible assets	52,811
Other noncurrent assets	3,739

Total assets	242,252

Current liabilities	123,119
Noncurrent liabilities	23,579

Total liabilities	146,698

Net assets acquired	$95,554

The purchase price allocation may be subsequently adjusted to reflect final appraisals and other valuation studies.

In conjunction with the acquisition of MV, the Company recorded goodwill of $85.8 million, none of which is tax deductible, and intangible assets with an initial fair value of $52.8 million. Of the total intangible assets acquired, $8.1 million was assigned to patents with useful lives of ten years, $6.3 million was assigned to miscellaneous intangibles with useful lives of seven years and $18.3 million was assigned to trademarks that are not subject to amortization. The remaining $20.1 million was assigned to research and development assets that were written off subsequent to the acquisition date in accordance with FASB Interpretation Number (FIN) 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This resulted in a one-time expense of $20.1 million and is included within selling and administrative expenses.

4.	Restructuring Costs

During the second quarter of 2008, the Company finalized a plan to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company achieved this reduction through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. As a result of the workforce reduction plan, the Company recorded a $12.4 million charge during 2008 within selling and administrative expenses. The total restructuring charge consisted of $7.6 million of employee severance benefits and $4.8 million of special retiree benefits for those individuals eligible to receive benefits. As of December 31, 2008, all 730 employees and contract workers have departed from the Company.

The following table summarizes the Company’s restructuring reserve recorded in accrued liabilities as of December 31, 2008 (in thousands):

Employee Severance
Original reserve	$7,594
Utilized - cash	(5,445)

Balance, December 31, 2008	$2,149

Of the total restructuring reserve, $2.1 million is recorded within accrued liabilities and $4.8 million is recorded within postretirement healthcare benefits in the Company’s Consolidated Balance Sheet as of December 31, 2008.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	December 31, 2006	Business Acquisitions	Currency Translation	December 31, 2007
Motorcycles	$29,960	—	$2,601	$32,561
Financial Services	28,840	—	—	28,840

	$58,800	—	$2,601	$61,401

	December 31, 2007	Business Acquisitions	Currency Translation	December 31, 2008
Motorcycles	$32,561	$85,750	$(8,572)	$109,739
Financial Services	28,840	—	—	28,840

	$61,401	$85,750	$(8,572)	$138,579

As discussed in Note 3, the Company recorded $85.8 million of goodwill in conjunction with the acquisition of MV during 2008.

The Company’s intangible assets, primarily resulting from the acquisition of MV, are valued based on third-party valuations and consisted of (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$7,376	$(262)	$7,114
Miscellaneous	6,107	(273)	5,834

	13,483	(535)	12,948

Unamortized intangible assets
Trademarks	14,987	—	14,987

Total intangible assets	$28,470	$(535)	$27,935

Amortization for the year ended December 31, 2008 was $0.5 million. Excluding the impact of any future acquisitions, the Company anticipates amortization of intangible assets will average approximately $1.1 million per year over the next five years.

6.	Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail loans, primarily for the purchase of motorcycles and, as an agent, providing insurance and insurance-related programs primarily to Harley-Davidson and Buell dealers and their retail customers. HDFS conducts business principally in the United States and Canada and is responsible for all credit and collection activities for the Company’s U.S. dealer receivables and its Canadian distributor receivables.

The condensed statements of operations relating to the Financial Services segment, for the years ended December 31, were as follows (in thousands):

	2008	2007	2006
Interest income	$290,083	$196,803	$167,504
Income from securitizations	13,439	97,576	111,177
Other income	73,448	121,817	106,210

Financial services income	376,970	416,196	384,891

Interest expense	136,763	81,475	59,761
Operating expenses	157,442	122,552	114,406

Financial services expenses	294,205	204,027	174,167

Operating income from financial services	$82,765	$212,169	$210,724

Financial Services interest income includes approximately $18.0 million, $27.7 million and $23.6 million of interest on wholesale finance receivables paid by HDMC to HDFS in 2008, 2007 and 2006, respectively. This interest was paid on behalf of HDMC’s independent dealers as a way to manage seasonal increases in inventory. The offsetting cost of these interest incentives was recorded as a reduction to net revenue.

Income from securitizations includes losses on current year securitization transactions of $5.4 million during 2008, and gains of $36.0 million and $32.3 million during 2007 and 2006, respectively, and income on investment in retained securitization interests of $18.8 million, $61.6 million and $78.9 million during 2008, 2007 and 2006, respectively.

7.	Finance Receivables

Finance receivables held for investment, net at December 31 for the past five years were as follows (in thousands):

	2008	2007	2006	2005	2004
Wholesale
United States	$1,074,377	$1,132,748	$1,206,753	$1,040,220	$870,640
Europe	—	86,947	66,421	59,960	73,231
Canada	89,859	108,756	65,538	50,097	51,945

Total wholesale	1,164,236	1,328,451	1,338,712	1,150,277	995,816

Retail
United States	514,637	485,579	409,788	319,856	287,841
Canada	226,084	228,850	174,894	149,597	120,217

Total retail	740,721	714,429	584,682	469,453	408,058

	1,904,957	2,042,880	1,923,394	1,619,730	1,403,874
Allowance for credit losses	40,068	30,295	27,283	26,165	30,277

	1,864,889	2,012,585	1,896,111	1,593,565	1,373,597
Investment in retained securitization interests	330,674	407,742	384,106	349,659	282,187

	$2,195,563	$2,420,327	$2,280,217	$1,943,224	$1,655,784

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2008	2007	2006	2005	2004
Retail
United States	$2,443,965	$781,280	$547,106	$299,373	$456,516

Included in finance receivables held for sale at December 31, 2008 is a lower of cost or market valuation adjustment of $31.7 million.

At December 31, 2008, finance receivables of $649.8 million are restricted as collateral for the payment of $500.0 million short-term asset-backed commercial paper conduit facility debt, which is included in the Company’s Consolidated Balance Sheet.

HDFS has cross-border outstandings to Canada as of December 31, 2008, 2007 and 2006 of $75.8 million, $92.2 million and $61.1 million, respectively.

HDFS provides wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Effective January 1, 2008, the finance receivables and related assets of the international wholesale operations located in Oxford, England were transferred at book value to Harley-Davidson Europe Ltd., a subsidiary of HDMC. Beginning in 2008, HDMC assumed responsibility for the collection of all wholesale receivables in Europe.

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail loans consist of secured promissory notes and installment loans. HDFS either holds titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2008 approximately 11% of gross outstanding finance receivables were originated in Texas and as of December 31, 2007 approximately 12% were originated in Canada.

At December 31, 2008 and 2007, unused lines of credit extended to HDFS’ wholesale finance customers totaled $941.9 million and $994.3 million, respectively. Approved but unfunded retail finance loans totaled $263.1 million and $458.4 million at December 31, 2008 and 2007, respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2008, contractual maturities of finance receivables held for investment (excluding retained securitization interests) were as follows (in thousands):

	United States	Canada	Total
2009	$1,116,324	$117,177	$1,233,501
2010	33,496	29,261	62,757
2011	37,066	32,781	69,847
2012	41,036	36,723	77,759
2013	45,447	41,140	86,587
Thereafter	315,644	58,862	374,506

Total	$1,589,013	$315,944	$1,904,957

As of December 31, 2008, all finance receivables due after one year were at fixed interest rates.

The allowance for finance credit losses on finance receivables held for investment is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for finance credit losses on finance receivables held for investment for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$30,295	$27,283	$26,165
Provision for finance credit losses	39,555	11,252	5,962
Charge-offs, net of recoveries	(29,782)	(8,240)	(4,844)

Balance at end of year	$40,068	$30,295	$27,283

The carrying value of retail and wholesale finance receivables contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2008	2007	2006	2005	2004
United States	$23,678	$6,205	$4,476	$2,574	$1,906
Canada	1,275	1,759	1,561	1,442	994
Europe	—	386	452	283	3,688

Total	$24,953	$8,350	$6,489	$4,299	$6,588

8.	Securitization Transactions

During 2008, 2007 and 2006, the Company sold $540.0 million, $2.53 billion and $2.33 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPEs (see Note 1). These sales resulted in cash proceeds of $467.7 million, $2.49 billion and $2.30 billion during 2008, 2007 and 2006, respectively. The Company retains an interest in excess cash flows, subordinated securities and cash reserve account deposits, collectively referred to as investment in retained securitization interests (a component of finance receivables held for investment in the Company’s Consolidated Balance Sheets). The Company retains servicing rights and receives annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $3.25 billion and $4.67 billion of securitized retail loans as of December 31, 2008 and 2007, respectively. The total investment in retained securitization interests received in connection with securitizations during the year for the last three years is disclosed under non-cash investing activities in Note 2. In conjunction with current and prior year sales, HDFS had investments in retained securitization interests of $330.7 million and $407.7 million at December 31, 2008 and 2007, respectively.

The Company’s investment in retained securitization interests, excluding servicing rights, is subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests. Investors do not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due. The investment in retained securitization interests is recorded at fair value. Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain or loss on current year securitizations are credit losses, prepayments and discount rate.

At the date of the transaction, the following weighted-average key assumptions were used to calculate the loss on the securitization completed in 2008 and the gain on securitizations completed in 2007 and 2006:

	2008	2007	2006
Prepayment speed (Single Monthly Mortality)	2.00%	2.27%	2.47%
Weighted-average life (in years)	1.95	1.97	1.96
Expected cumulative net credit losses	4.25%	3.73%	2.84%
Residual cash flows discount rate	12.00%	12.00%	12.00%

As of December 31, 2008 and 2007, respectively, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

	2008	2007
Prepayment speed (Single Monthly Mortality)	1.88%	2.17%
Weighted-average life (in years)	2.09	2.07
Expected cumulative net credit losses	4.63%	3.89%
Residual cash flows discount rate	17.89%	12.00%

Expected cumulative net credit losses are a key assumption in the valuation of the investment in retained securitization interests. As of December 31, 2008, 2007 and 2006, respectively, weighted-average expected net credit losses for all active securitizations were 4.63%, 3.89% and 2.99%. The table below summarizes, as of December 31, 2008, 2007 and 2006, respectively, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected weighted-average cumulative net credit losses (%) as of :	Loans securitized in
	2008	2007	2006	2005	2004
December 31, 2008	4.50%	4.66%	4.78%	4.66%	3.66%
December 31, 2007	—	3.88%	4.00%	4.13%	3.48%
December 31, 2006	—	—	3.00%	3.15%	2.93%

For the years ended December 31, 2008 and 2007, the Company recorded an impairment charge of $41.4 and $9.9 million, respectively, related to its investment in retained securitization interests. The investment in retained securitization interests is recorded at fair value, which is based on the present value of future expected cash flows using the Company’s best estimate of key assumptions for credit losses, prepayment speed and discount rates that, in management’s judgment, reflect the assumptions marketplace participants would use. During 2008 and 2007, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment. These impairments were considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value below cost was due to higher projected credit losses and an increased discount rate in the fourth quarter of 2008 from 12% to 18%. During the year ended December 31, 2007, the higher actual and anticipated credit losses were partially offset by a slowing in actual and expected prepayment speeds. These charges were recorded as a reduction of financial services income.

Detailed below at December 31, 2008 and 2007, is the sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests (dollars in thousands):

	2008	2007
Carrying amount/fair value of retained interests	$330,674	$407,742
Weighted-average life (in years)	2.09	2.07

Prepayment speed assumption (monthly rate)	1.88%	2.17%
Impact on fair value of 10% adverse change	$(5,700)	$(7,900)
Impact on fair value of 20% adverse change	$(11,300)	$(15,400)

Expected cumulative net credit losses	4.63%	3.89%
Impact on fair value of 10% adverse change	$(36,400)	$(36,400)
Impact on fair value of 20% adverse change	$(72,700)	$(72,700)

Residual cash flows discount rate (annual)	17.89%	12.00%
Impact on fair value of 10% adverse change	$(8,600)	$(7,500)
Impact on fair value of 20% adverse change	$(16,800)	$(14,700)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Proceeds from new securitizations	$467,722	$2,486,780
Servicing fees received	43,049	45,478
Other cash flows received on retained interests	132,594	162,556
10% clean-up call repurchase option	(150,240)	(90,506)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS. As of December 31, 2008 and 2007, managed retail motorcycle loans totaled $6.03 billion and $5.80 billion, respectively, of which $3.25 billion and $4.67 billion, respectively, were securitized. The principal amount of managed retail motorcycle loans 30 days or more past due was $339.1 million and $324.9 million at December 31, 2008 and 2007, respectively. The principal amount of securitized retail motorcycle loans 30 days or more past due was $225.0 million and $291.3 million at December 31, 2008 and 2007, respectively. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $138.7 million, $106.5 million and $68.1 million during 2008, 2007 and 2006, respectively. Securitized retail motorcycle loan credit losses, net of recoveries, were $107.9 million, $93.9 million and $63.5 million during 2008, 2007 and 2006, respectively.

9.	Debt

Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2008	2007
Unsecured commercial paper	$1,238,649	$722,447
Asset-backed commercial paper conduit facility	500,000	—

	$1,738,649	$722,447

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2008	2007
Unsecured commercial paper	$177,800	$120,171
Bank borrowings
Credit facilities	390,932	256,531
Unsecured notes
3.63% Medium-term notes due in 2008 ($400.0 million par value)	—	397,508
5.00% Medium-term notes due in 2010 ($200.0 million par value)	209,684	203,747
5.25% Medium-term notes due in 2012 ($400.0 million par value)	399,643	399,551
6.80% Medium-term notes due in 2018 ($1,000.0 million par value)	998,179	—

Gross long-term debt	2,176,238	1,377,508
Less: current portion of long-term debt	—	(397,508)

Long-term debt	$2,176,238	$980,000

The Company has classified $568.7 million and $376.7 million related to its unsecured commercial paper and its Global Credit

Facilities as long-term debt as of December 31, 2008 and 2007. This amount has been excluded from current liabilities because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 1.96% and 4.61% at December 31, 2008 and 2007, respectively. The December 31, 2008 and 2007 weighted-average interest rates include the impact of interest rate swap agreements.

In July 2008, the Company and HDFS entered into a $950.0 million 364-day facility and a $950.0 million three-year facility (collectively, “Global Credit Facilities”) to replace existing credit facilities. The Global Credit Facilities, which total $1.90 billion, are committed facilities and are primarily used to support HDFS’ unsecured commercial paper program and to fund HDFS’ lending activities and other operations. Borrowings under the Global Credit Facilities bear interest at various variable rates, which may be adjusted upward or downward depending on whether certain criteria are satisfied. As a result of the Global Credit Facilities, HDFS may issue unsecured commercial paper in the aggregate equal to the unused portion of the Global Credit Facilities.

During December 2008, HDFS entered into agreements with a bank-sponsored asset-backed commercial paper conduit facility resulting in proceeds of $500.0 million. Unless earlier terminated or extended by the mutual agreement of HDFS and the lenders, the loan and servicing agreement will expire on March 31, 2009, at which time HDFS will be obligated to repay the $500.0 million advance in full. The weighted average interest rate of the outstanding asset-backed commercial paper facility was 6.97% at December 31, 2008. The December 31, 2008 weighted average interest rate includes the impact of interest rate swap agreements.

HDFS’ Medium Term Notes (collectively “the Notes”) provide for semi-annual interest payments and principal due at maturity. At December 31, 2008 and 2007, the Notes included a fair value adjustment increasing the balance by $9.7 million and $1.3 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.2 million and $0.5 million at December 31, 2008 and 2007, respectively.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest. As of December 31, 2008 and 2007, HDFS had no borrowings owed to the Company under the revolving credit agreement.

The Company and HDFS have entered into a support agreement wherein, if required, the Company agrees to provide HDFS certain financial support to maintain HDFS’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided either as capital contributions or loans at the Company’s option. No amount has ever been provided to HDFS under the support agreement.

HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities, asset-backed commercial paper conduit facility and Notes. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and the Company must maintain an interest ratio coverage of 2.5 to 1.0. The minimum required HDFS consolidated tangible net worth is $300.0 million. No financial covenants are required under the Notes.

At December 31, 2008 and 2007, HDFS and the Company remained in compliance with all of these covenants.

10.	Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$374,351	$510,299	$531,655
State	21,174	27,076	74,942
Foreign	29,062	35,229	15,109

	424,587	572,604	621,706
Deferred:
Federal	(36,368)	(51,903)	(22,451)
State	(2,225)	(5,089)	(20,594)
Foreign	(6,735)	(1,636)	2,426

	(45,328)	(58,628)	(40,619)

Total	$379,259	$513,976	$581,087

The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Domestic	$992,054	$1,340,617	$1,556,687
Foreign	41,923	107,202	67,553

	$1,033,977	$1,447,819	$1,624,240

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2008	2007	2006
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	1.5	2.4
Domestic manufacturing deduction	(1.1)	(1.3)	(0.7)
Research and development credit	(0.5)	(0.4)	(0.4)
Valuation allowance adjustments	0.2	—	—
Other	1.5	0.7	(0.5)

Provision for income taxes	36.7%	35.5%	35.8%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2008	2007
Deferred tax assets:
Accruals not yet tax deductible	$76,532	$71,056
Pension and postretirement benefit plan obligations	291,328	64,575
Stock compensation	24,141	16,254
Net operating loss carryforward	67,652	—
Valuation allowance	(42,218)	—
Other, net	81,051	91,733

	498,486	243,618
Deferred tax liabilities:
Depreciation, tax in excess of book	(66,034)	(71,233)
Unrealized gain on investment in retained securitization interests	—	(8,782)
Other, net	(20,885)	(5,949)

	(86,919)	(85,964)

Total	$411,567	$157,654

The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

At December 31, 2008, the Company had approximately $437.4 million state and $146.7 million non-U.S. net operating loss carry-forwards expiring between 2013-2024 and 2009-2015 respectively. The Company recorded a deferred tax asset of $67.7 million as of December 31, 2008 for the benefit of these losses. A valuation allowance of $42.2 million has been established for the non-U.S. loss carry-forwards for which utilization is uncertain because it is unlikely the loss will be utilized based on the historical financial results of the impacted legal entities.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 retained earnings. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2008	2007
Unrecognized tax benefits, beginning of period	$72,519	$70,959
Increase in unrecognized tax benefits for tax positions taken in a prior period	3,556	1,745
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(377)	(4,820)
Increase in unrecognized tax benefits for tax positions taken in the current period	5,448	6,529
Settlements with taxing authorities	(2,119)	(1,894)

Unrecognized tax benefits, end of period	$79,027	$72,519

The amount of unrecognized tax benefits as of December 31, 2008 that, if recognized, would affect the effective tax rate was $58.3 million.

The total amount of interest and penalties recognized during 2008 in the Company’s Consolidated Statements of Income was $6.9 million.

The total amount of interest and penalties recognized at December 31, 2008 in the Company’s Consolidated Balance Sheets was $23.2 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ended December 31, 2009. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 1998 or for United States federal income taxes before 2002.

11.	Commitments and Contingencies

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

Under the terms of the sale of the Commercial Vehicles Division in 1996, the Company agreed to indemnify Utilimaster Corporation, until December 2008, for certain claims related to environmental contamination present at the date of sale, up to $20.0 million. The indemnification agreement expired on December 31, 2008.

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

12.	Employee Benefit Plans and Other Postretirement Benefits

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

Obligations and Funded Status:

The information following provides detail of changes in the benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s December 31, 2008 and September 30, 2007 measurement dates (in thousands):

	Pension and SERPA		Postretirement Healthcare Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of period	$1,033,635	$976,712	$332,139	$324,985
Effects of change in measurement date	21,974	—	5,765	—
Service cost	51,363	51,647	13,078	12,880
Interest cost	68,592	59,762	21,640	19,579
Plan amendments	1,685	3,604	—	—
Actuarial losses (gains)	36,861	(32,179)	13,934	(11,814)
Plan participant contributions	6,920	7,019	952	464
Benefits paid, net of Medicare Part D subsidy	(42,747)	(32,930)	(19,758)	(13,955)
Special retiree benefits	—	—	4,881	—

Benefit obligation, end of period	1,178,283	1,033,635	372,631	332,139

Change in plan assets:
Fair value of plan assets, beginning of period	1,067,865	982,102	136,080	119,829
Effects of change in measurement date	15,210	—	2,808	—
Actual return on plan assets	(357,793)	110,670	(41,045)	16,251
Company contributions	1,103	1,004	18,414	13,467
Plan participant contributions	6,920	7,019	952	464
Benefits paid	(42,747)	(32,930)	(20,603)	(13,931)

Fair value of plan assets, end of period	690,558	1,067,865	96,606	136,080
Fourth quarter contributions	—	1,207	—	3,094

Funded status of the plans, December 31	(487,725)	35,437	(276,025)	(192,965)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other current liabilities)	$(3,722)	$(2,893)	$(1,617)	$(434)
Accrued benefit liability (other long-term liabilities)	(484,003)	(51,551)	(274,408)	(192,531)
Prepaid benefit cost (other long-term assets)	—	89,881	—	—

Net amount recognized	$(487,725)	$35,437	$(276,025)	$(192,965)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Healthcare Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$51,363	$51,647	$48,829	$13,078	$12,880	$12,944
Interest cost	68,592	59,762	52,625	21,640	19,579	16,074
Expected return on plan assets	(88,061)	(80,835)	(76,415)	(11,232)	(9,984)	(9,112)
Amortization of unrecognized:
Prior service cost (credit)	6,158	6,691	6,997	(1,123)	(1,123)	(1,123)
Net loss	6,414	11,675	17,640	5,501	6,938	6,515
Special retiree benefits	—	—	—	4,881	—	—

Net periodic benefit cost	$44,466	$48,940	$49,676	$32,745	$28,290	$25,298

As discussed in Note 4, the Company recorded a restructuring reserve of $4.8 million related to postretirement healthcare benefits which is included as special retiree benefits in the table above.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2008 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$19,939	$(4,307)	$15,632
Net actuarial loss	404,307	107,385	511,692

	$424,246	$103,079	$527,325

Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year the ended December 31, 2009 are as follows (in thousands):

	Pension and SERPA	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$3,913	$(699)	$3,215
Net actuarial loss	9,096	3,951	13,046

	$13,009	$3,252	$16,261

Assumptions:

Weighted-average assumptions used to determine benefit obligations as of December 31, 2008, September 30, 2007 and September 30, 2006 and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, September 30, 2007 and September 30, 2006 are as follows:

	Pension and SERPA			Postretirement Healthcare Benefits
	2008	2007	2006	2008	2007	2006
Assumptions for benefit obligations:
Discount rate	6.10%	6.30%	5.90%	6.10%	6.30%	5.90%
Rate of compensation	3.66%	4.00%	3.33%	n/a	n/a	n/a

Assumptions for net periodic benefit cost:
Discount rate	6.30%	5.90%	5.50%	6.30%	5.90%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	3.31%	3.20%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.11 billion and $976.7 million as of December 31, 2008 and September 30, 2007, respectively.

The following table summarizes information related to Company pension plans with a PBO in excess of the fair value of plan assets (in millions):

	December 31, 2008	September 30, 2007
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$1,128.7	$299.3
Fair value of plan assets	$690.6	$287.3
Number of plans	4	1

The following table summarizes information related to Company pension plans with an ABO in excess of the fair value of plan assets (in millions):

December 31, 2008
Pension plans with ABOs in excess of fair value of plan assets:
ABO	$1,070.0
Fair value of plan assets	$690.6
Number of plans	4

There were no pension plans with ABOs in excess of fair value of plan assets as of September 30, 2007.

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $49.5 million and $41.4 million, respectively, as of December 31, 2008 and $43.6 million and $37.5 million, respectively, as of September 30, 2007.

Plan Assets:

The Company’s asset allocations at December 31, 2008 and September 30, 2007, by asset category are as follows:

	Pension		Postretirement Healthcare Benefits
	2008	2007	2008	2007
Equity securities (excluding Company stock)	64%	75%	72%	80%
Debt securities	23	13	14	10
Company common stock	3	6	—	—
Other	5	1	—	—
Cash	5	5	14	10

	100%	100%	100%	100%

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. The Company’s targeted asset allocation ranges at December 31, 2008 as a percentage of total market value were as follows: equity securities, 60% to 80%; debt securities, 15% to 20%; other, 10% to 15%; and Company stock, not to exceed 25%. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

Included in the pension plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2008 and 2007. The market value of these shares at December 31, 2008 and 2007 was $21.6 million and $59.5 million, respectively.

No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2009.

For 2009, the Company’s overall expected long-term rate of return on assets is 8.25%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Postretirement Healthcare Cost:

The weighted-average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2008	2007
Healthcare cost trend rate for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2011

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2008	$639	$(668)
Accumulated benefit obligation as of December 31, 2008	$12,929	$(12,214)

Future Contributions and Benefit Payments:

Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company is expecting it will have to make additional contributions of approximately $40 million to $80 million to further fund its pension plans during 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2009	$43,895	$3,811	$20,783	$732
2010	45,925	6,098	24,303	880
2011	48,082	5,870	26,444	1,023
2012	50,484	7,849	28,114	1,208
2013	52,952	8,052	29,639	1,404
2014-2018	305,500	19,036	168,518	10,402

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $14.4 million, $11.7 million and $8.8 million for matching contributions during 2008, 2007 and 2006, respectively.

13.	Leases

The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $11.3 million, $9.7 million and $8.5 million for 2008, 2007 and 2006, respectively.

Future minimum operating lease payments at December 31, 2008 were as follows (in thousands):

2009	$12,225
2010	8,296
2011	7,207
2012	4,508
2013	4,177
After 2013	18,020

Total operating lease payments	$54,433

14.	Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value. There were 232.8 million and 238.5 million common shares outstanding as of December 31, 2008 and 2007, respectively.

During 2008, 2007 and 2006, the Company repurchased 6.4 million, 20.4 million and 19.3 million shares of its common stock at weighted-average prices of $40, $56 and $55, respectively. These repurchases were made pursuant to the following authorizations (in millions of shares):

Board of Directors’ Authorization	Shares Repurchased			Authorization Remaining
	2008	2007	2006	at December 31, 2008
1997 Authorization	—	0.7	2.1	4.6
2005 Authorization	—	2.8	17.2	—
2006 Authorization	3.1	16.9	—	—
2007 Authorization	3.3	—	—	16.7

Total	6.4	20.4	19.3	21.3

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

2006 Authorization – In October 2006, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. This authorization was exhausted during 2008.

2007 Authorization – In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. There are 16.7 million shares remaining under this authorization at December 31, 2008.

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

15.	Share-Based Awards

The Company has a share-based compensation plan which was approved by its Shareholders in April 2004 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs that have been issued under the Plan generally vest over periods ranging from 2 to 5 years with certain of the shares and RSUs subject to accelerated vesting should the Company meet certain performance conditions. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2008, there were 7.7 million shares of common stock available for future awards under the Plan.

Stock Options:

The Company estimates the grant date fair value of its option awards granted using a lattice-based option valuation model. The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. The Company used implied volatility to determine the expected volatility of its stock in 2008 and 2007. In 2006, expected volatility was based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used in calculating the lattice-based fair value of options granted during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Expected average term (in years)	5.9	5.1	5.7
Expected volatility	37% - 44%	21% - 24%	23% - 34%
Weighted average volatility	39%	22%	30%
Expected dividend yield	2.0%	1.4%	1.2%
Risk-free interest rate	1.9% - 3.7%	4.7% - 5.1%	4.4% - 4.7%

The following table summarizes the stock option transactions for the year ended December 31, 2008 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	4,236	$53
Options granted	1,681	$39
Options exercised	(58)	$20
Options forfeited	(307)	$52

Options outstanding, end of period	5,552	$49

Exercisable, end of period	3,015	$50

The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $10, $15 and $15, respectively.

As of December 31, 2008, there was $20.1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2008	2007	2006
Exercised	$1,044	$12,010	$77,415
Outstanding	$11	$9,613	$90,359
Exercisable	—	$9,613	$53,292

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 14.

Stock options outstanding at December 31, 2008 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	9.9	10	$16
$20.01 to $30	0.1	70	$26
$30.01 to $40	8.2	1,809	$39
$40.01 to $50	3.8	852	$42
$50.01 to $60	5.5	1,561	$52
$60.01 to $70	7.2	1,250	$65

Options outstanding	6.4	5,552	$49

Options exercisable	4.7	3,015	$50

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as options; however, they are settled in cash equal to their settlement date fair value. As a result, SARs are recorded in the Company’s consolidated balance sheets as a liability until the date of exercise.

The fair value of each SAR award is estimated using a lattice-based valuation model. In accordance with SFAS No. 123(R), the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested.

The assumptions used to determine the fair value of the SAR awards at December 31, 2008 were as follows:

Expected average term (in years)	8.1
Expected volatility	63% - 75%
Expected dividend yield	2.0%
Risk-free interest rate	0.1% - 2.3%

The following table summarizes the SAR transactions for the year ended December 31, 2008 (in thousands except for per share amounts):

	SARs	Weighted- Average Price
Outstanding, beginning of period	106	$62
Granted	126	$39
Exercised	—	—
Forfeited	(37)	$60

Outstanding, end of period	195	$47

Exercisable, end of period	—	—

Restricted (Nonvested) Stock:

The fair value of restricted shares is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2008 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	687	$57
Granted	471	$39
Vested	(18)	$35
Forfeited	(91)	$38

Nonvested, end of period	1,049	$51

As of December 31, 2008, there was $21.5 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units (RSUs)

Restricted stock units vest under the same terms and conditions as restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.

The fair value of RSUs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2008 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	41	$64
Granted	34	$39
Vested	—	—
Forfeited	(2)	$37

Nonvested, end of period	73	$53

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands):

	2008	2007	2006
Numerator:
Net income used in computing basic and diluted earnings per share	$654,718	$933,843	$1,043,153
Denominator:
Denominator for basic earnings per share - weighted-average common shares	234,225	249,205	264,453
Effect of dilutive securities - employee stock compensation plan	252	677	820

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	234,477	249,882	265,273

Options to purchase 5.2 million, 1.4 million and 1.9 million weighted-average shares of common stock outstanding during 2008, 2007 and 2006, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

17.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables held for investment, net, finance receivables held for sale, trade payables, debt, foreign currency contracts and interest rate swaps. Under U.S. GAAP certain of these items are required to be recorded in the financial statements at fair value, while other are required to be recorded at historical cost.

Cash and Cash Equivalents, Trade Receivables and Trade Payables – With the exception of certain money-market investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities – Marketable securities are recorded in the financial statements at fair value. The fair value of marketable securities is based primarily on quoted market prices. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables Held for Investment, Net – Finance receivables held for investment are recorded in the financial statements at historical cost. The historical cost basis of wholesale finance receivables approximates fair value because they are either short-term or have interest rates that adjust with changes in market interest rates.

The fair value of investment in retained securitization interests is recorded in the financial statements at fair value and is estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholder’s equity.

Finance Receivables Held for Sale – Finance receivables held for sale in the aggregate are recorded at the lower of cost or estimated fair value. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments, that in management’s judgment, reflect assumptions marketplace participants would use at December 31, 2008 and 2007. Any amount by which cost exceeds fair value is accounted for as a valuation adjustment with an offset to other income. The fair value of the finance receivables held for sale at December 31, 2008 was $2.44 billion, which is net of a $31.7 million valuation adjustment. The carrying value of finance receivables held for sale at December 31, 2007 approximated the fair value.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under the Global Credit Facilities approximates fair value since the interest rates charged under this facility are tied directly to market rates and fluctuate as market rates change. The carrying value of commercial paper approximates fair value due to their short maturity. The carrying value of the asset-backed commercial paper conduit facility approximates the fair value due to its short maturity.

At December 31, 2008 and 2007, the fair value of the Medium-Term Notes was $1.03 billion and $1.00 billion, respectively. The fair value of the Medium-Term Notes issued during 2008 and 2007 is estimated based upon rates currently available for debt with similar terms and remaining maturities. The remaining Medium-Term Notes are carried at fair value and include a fair value adjustment due to the interest rate swap agreement, designated as a fair value hedge, which effectively converts a portion of the note from a fixed to a floating rate.

Derivative Financial Instruments – The Company uses a variety of derivative financial instruments to manage foreign currency exchange rate, commodity price and interest rate risk. All derivative instruments are recognized on the balance sheet at fair value. A specific description of each of the Company’s derivative instruments follows.

Foreign Currency Contracts – During 2008 and 2007, the Company utilized foreign currency contracts to hedge its sales transactions denominated in Euros and Australian dollars. The foreign currency contracts were designated as cash flow hedges and generally had lives less than one year. The Company bases the fair value of its foreign currency contracts on quoted market prices. Information related to the Company’s foreign currency contracts as of December 31 is as follows (in millions):

	2008		2007
Euro value		€275.0		€170.0
Australian dollar value	AUD	25.0	AUD	—
Notional U.S. dollar value		$419.3		$227.8
Fair value of contracts recorded as current assets (liabilities)		$19.1		$(20.2)
Unrealized gain (loss) recorded in accumulated other comprehensive loss, net of tax		$8.3		$(11.4)

The effectiveness of these hedges is measured based on changes in fair value of the contract attributable to changes in the forward exchange rate. During 2008 and 2007, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material. During 2008, net losses on foreign currency contracts reclassified from other comprehensive income and recognized in earnings totaled $5.6 million, or $3.5 million net of tax. The Company expects that the unrealized gains, net of taxes, as of December 31, 2008, of $8.3 million will be reclassified to earnings within one year. Realized gains and losses on foreign currency contracts are recorded in cost of goods sold and the related cash flows are included in cash flows from operations.

Natural Gas Contracts – During 2008, the Company utilized natural gas contracts to hedge the cost of natural gas consumption. The natural gas contracts were designated as cash flow hedges and had lives of less than one year. The Company bases the fair value of its natural gas contracts on quoted market prices. Information related to the Company’s natural gas hedges as of December 31 is as follows (in millions):

2008
Therms	5.8
Notional value	$4.8
Fair value of contracts recorded as current liabilities	$(1.3)
Unrealized loss recorded in accumulated other comprehensive loss, net of tax	$(0.8)

During 2008, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material. The Company expects that the unrealized losses, net of taxes, as of December 31, 2008, of $0.8 million will be reclassified to earnings within one year.

Interest Rate Swaps - Securitization Transactions – During 2008 and 2007, HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its securitization transactions. These interest rate derivatives are designated as cash flow hedges and generally have a life of less than six months. Information related to these swap agreements as of December 31 is as follows (in millions):

	2008	2007
Notional value	—	$535.9
Fair value of swaps recorded as current liabilities	—	$(6.7)
Unrealized loss recorded in accumulated other comprehensive loss, net of tax	—	$(3.9)

During 2008 and 2007, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material. During 2008, net losses on securitization related interest rate swaps reclassified from other comprehensive income and recognized in earnings totaled $16.1 million, or $10.4 million net of tax.

HDFS entered into derivative contracts to facilitate its first quarter 2008 and third quarter 2007 securitization transactions. These derivatives do not qualify for hedge accounting treatment and have a life of one to five years. Changes in the fair value of these derivatives are recognized in current period earnings within other operating expenses. Information related to these derivative contracts as of December 31 is as follows (in millions):

	2008	2007
Notional value	$881.9	$700.0
Fair value of swaps recorded as current assets (liabilities)	$1.1	$(0.1)
Unrealized gain (loss) recorded in earnings, net of tax	$1.3	$(0.1)

Interest Rate Swaps - Unsecured Commercial Paper – In April 2008, HDFS entered into an amortizing $137.0 million interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for a period of five years. This replaced a $50.0 million swap agreement, which expired in March 2008. Additionally, HDFS has a $175.0 million amortizing interest rate swap agreement that expires in 2012. This interest rate swap agreement also effectively converts a portion of its floating-rate debt to a fixed-rate basis. The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense. As of December 31, 2008 and 2007, the agreements were designated as cash flow hedges. Information related to the swap agreements as of December 31 is as follows (in millions):

	2008	2007
Notional value	$233.1	$204.2
Fair value of swaps recorded as current liabilities	$(17.0)	$(6.2)
Unrealized loss recorded in accumulated other comprehensive loss, net of tax	$(10.9)	$(4.0)

During 2008 and 2007, the hedges were highly effective, and as a result, the amount of hedge ineffectiveness recognized during the year was not material. During 2008, net losses on commercial paper related interest rate swaps reclassified from other comprehensive income and recognized in earnings totaled $5.9 million, or $3.8 million net of tax. HDFS expects to reclassify $5.2 million of the unrealized loss, net of taxes, as of December 31, 2008, to earnings within one year. The unrealized loss will be in addition to the payment of variable interest associated with the floating rate debt.

Interest Rate Swaps - Asset-Backed Commercial Paper Conduit Facility – In December 2008, HDFS entered into $300.0 million and $200.0 million amortizing interest rate swaps that effectively convert its floating-rate debt to a fixed rate basis for a period of twenty-two months. The differential paid or received is recognized on an accrual basis as an adjustment to interest expense. As of December 31, 2008, these agreements were designated as cash flow hedges. Information related to the swap agreements as of December 31 is as follows (in millions):

2008
Notional value	$500.0
Fair value of swaps recorded as current liabilities	$(5.2)
Unrealized loss recorded in accumulated other comprehensive loss, net of tax	$(3.2)

During 2008, the hedges were highly effective and, as a result, the amount of hedge ineffectiveness recognized during the year was not material. Net losses on asset-backed commercial conduit facility related interest rate swaps were reclassified from other comprehensive income and recognized in earnings totaled $0.2 million, or $0.1 million net of tax.

In December 2008, HDFS entered into derivative contracts to facilitate its participation in the asset-backed commercial paper conduit facility. These derivatives do not qualify for hedge accounting and have a life of three years. Changes in the fair value of these derivatives are recognized in current period earnings within other operating expenses. Information related to these derivative contracts as of December 31 is as follows (in millions):

2008
Notional value	$22.8
Fair value of swaps recorded as current assets	$0.5
Unrealized gain recorded in earnings, net of tax	$0.5

Interest Rate Swaps - Medium-Term Notes – During 2005 and 2003, HDFS entered into interest rate swap agreements that effectively convert a portion of its fixed-rate debt to a floating-rate basis for a period of five years. The differential paid or received on these swaps is recognized on an accrual basis as an adjustment to interest expense. As of December 31, 2008 and 2007, the agreements were designated as fair value hedges. During 2008 and 2007, the hedges were highly effective and, as a result, there was no ineffectiveness recognized on these hedges during the year. Information related to these swap agreements as of December 31 is as follows (in millions):

	2008	2007
Notional value	$150.0	$550.0
Fair value of swaps recorded as current assets	$9.7	$1.3

No ready market exists for swaps utilized by HDFS. Fair value is determined by an independent third party using established valuation methods.

18.	Fair Value Measurements

The carrying value of those financial assets and liabilities recorded at fair value is measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$380,082	$380,082	—	—
Derivatives	31,508	—	$31,508	—
Investment in retained securitization interests	330,674	—	—	$330,674

	$742,264	$380,082	$31,508	$330,674

Liabilities:
Derivatives	$23,503	—	$23,503	—

The investment in retained securitization interests is valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect the assumptions marketplace participants would use at December 31, 2008. The following table presents additional information about the investment in retained securitization interests which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2008 (in thousands):

2008
Balance, beginning of period	$407,742
Total gains or losses (realized/unrealized):
Included in financial services income(a)	18,808
Included in other comprehensive income	(29,090)
Sales, repurchases and settlements, net	(66,786)

Balance, end of period	$330,674

(a)	Total gains or losses included in financial services income includes an impairment charge of $41.4 million as discussed in Note 8.

Finance receivables held for sale in the aggregate are carried at the lower of cost or estimated fair value, and are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3).

During 2008, the Company recorded non-cash charges of $37.8 million due to a decline in the fair value below cost on finance receivables held for sale. The fair value of the finance receivables held for sale at December 31, 2008 was $2.44 billion, which is net of a $31.7 million valuation adjustment.

19.	Business Segments and Foreign Operations

Business Segments:

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles segment consists primarily of the group of companies doing business as Harley-Davidson Motor Company, Buell Motorcycle Company and MV Agusta. The Motorcycles segment designs, manufactures and sells at wholesale primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services.

The Financial Services segment consists of Harley-Davidson Financial Services. HDFS provides wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson and Buell dealers and their retail customers. HDFS conducts business principally in the United States and Canada.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2008	2007	2006
Motorcycles net revenue and Financial Services income:
Motorcycles net revenue	$5,594,307	$5,726,848	$5,800,686
Financial Services income	376,970	416,196	384,891

	$5,971,277	$6,143,044	$6,185,577

Income from operations:
Motorcycles(1)	$966,390	$1,230,643	$1,408,990
Financial Services(2) (3)	82,765	212,169	210,724
General corporate expenses	(20,131)	(17,251)	(22,561)

	$1,029,024	$1,425,561	$1,597,153

(1)	Motorcycles income from operations for 2008 includes restructuring charges of $12.4 million (see Note 4).
(2)	Financial Services income from operations for 2008 includes a lower of cost or market adjustment of $37.8 million (see Note 18).
(3)	Financial Services income from operations for 2008 and 2007 includes an impairment charge of $41.4 million and $9.9 million, respectively (see Note 8).

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Corporate	Consolidated
2008
Total assets	$2,150,298	$5,084,769	$593,558	$7,828,625
Depreciation and amortization	214,351	7,840	—	222,191
Net capital expenditures	227,833	4,336	—	232,169

2007
Total assets	$1,804,202	$3,447,075	$405,329	$5,656,606
Depreciation	197,655	6,517	—	204,172
Net capital expenditures	232,139	9,974	—	242,113

2006
Total assets	$1,683,724	$2,951,896	$896,530	$5,532,150
Depreciation	205,954	7,815	—	213,769
Net capital expenditures	209,055	10,547	—	219,602

As discussed in Note 5, the Company’s acquisition of MV during 2008 resulted in $0.5 million of amortization related to intangible assets acquired, which is included in Motorcycles depreciation and amortization for 2008 in the table above.

Geographic Information:

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2008	2007	2006
Motorcycles net revenue(a):
United States	$3,843,917	$4,208,016	$4,618,997
Europe	904,049	790,150	621,069
Japan	279,369	229,759	207,884
Canada	256,640	230,230	188,993
Australia	168,122	162,689	82,792
Other foreign countries	142,210	106,004	80,951

	$5,594,307	$5,726,848	$5,800,686

Financial Services income(a):
United States	$348,461	$381,001	$356,539
Europe	3,166	13,638	11,034
Canada	25,343	21,557	17,318

	$376,970	$416,196	$384,891

Long-lived assets(b):
United States	$1,100,858	$1,173,169	$1,139,846
Other foreign countries	204,462	66,988	56,214

	$1,305,320	$1,240,157	$1,196,060

(a)	Net revenue and income is attributed to geographic regions based on location of customer.
(b)	Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and finance receivables.

20.	Related Party Transactions

The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded revenue and financial services income from Deeley Imports during 2008, 2007 and 2006 of $258.3 million, $231.9 million and $187.7 million, respectively, and had accounts receivables balances due from Deeley Imports of $31.5 million and $42.6 million at December 31, 2008 and 2007, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arms-length negotiations between unrelated parties.

21.	Subsequent Events

On January 23, 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company announced its plans to lower motorcycle shipments in 2009 and adjust the cost structure of its business. These plans involve consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, WI; consolidating its paint and frame operations at its assembly facility in York, PA; closing its distribution facility in Franklin, WI; and discontinuing its domestic transportation fleet operation. Additionally, the Company plans reductions in selling, general and administrative costs.

The Company plans to implement these actions through 2009 and 2010. The planned volume reduction, restructuring and cost reduction actions are expected to result in the elimination of approximately 1,100 jobs, consisting of approximately 800 hourly productions positions and approximately 300 non-production, primarily salaried positions.

The Company expects the volume reduction and changes to operations to result in aggregate one-time charges of approximately $110 million to $140 million over 2009 and 2010. At the low end of the range, approximately $36 million of these charges will involve one-time employee termination costs (including pension curtailment charges), approximately $22 million will involve accelerated depreciation charges to depreciate affected long-lived assets to their estimated salvage value, and approximately $52 million will involve other costs to close and consolidate facilities. The difference between the low end and high end of the range relates to uncertainty surrounding the cost and execution of these actions. Of the aggregate charges, the Company expects that approximately 75 percent will result in cash expenditures, although the timing of the expenditures will vary, and 25 percent will be non-cash. The Company expects to record between $80 and $100 million of these costs in 2009 – with $30 to $40 million in the first quarter of 2009. The Company expects that it will record the remaining restructuring costs, between $30 and $40 million, in 2010.

On February 5, 2009, the Company issued $600.0 million of its senior unsecured notes in order to fund the ongoing motorcycle lending activities of HDFS. The notes will be due in 2014 and will bear interest at a rate of 15% per annum.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 30, 2008	Apr 1, 2007	June 29, 2008	July 1, 2007	Sep 28, 2008	Sep 30, 2007	Dec 31, 2008	Dec 31, 2007
Net revenue	$1,306.3	$1,178.9	$1,572.6	$1,620.2	$1,422.8	$1,541.4	$1,292.6	$1,386.3
Gross profit	476.1	423.0	561.9	605.2	484.1	591.4	408.7	494.5
Income before taxes(1)	293.1	298.2	348.1	450.4	269.5	410.8	123.3	288.4
Net income	187.6	192.3	222.8	290.5	166.5	265.0	77.8	186.0

Earnings per common share:
Basic	$0.79	$0.75	$0.95	$1.15	$0.71	$1.07	$0.34	$0.78
Diluted	$0.79	$0.74	$0.95	$1.14	$0.71	$1.07	$0.34	$0.78

(1)

Fourth quarter 2008 income before taxes includes a lower of cost or market adjustment or finance receivables held for sale of $28.4 million and an impairment charge on investment in retained securitization interests of $35.1 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information included or to be included in the Company’s definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed on or about March 25, 2009 (the Proxy Statement), under the captions “Questions and Answers about the Company—Who are our executive officers for SEC purposes?,” “Corporate Governance Principles and Board Matters—Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.

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

Executive Changes

On December 9, 2008, the Company’s President and Chief Executive Officer, James L. Ziemer, informed the Company’s board of directors that he intends to retire in 2009, capping a 40-year career with the Company. The board of directors has formed a search committee to review both internal and external candidates. Mr. Ziemer will remain in his current role until a new CEO is in place.

On January 8, 2009, the Company announced that its Chief Financial Officer, Thomas E. Bergmann, was taking on the added responsibility of interim President of HDFS. The appointment followed HDFS President Sy Naqvi’s personal decision to resign. Mr. Bergmann will serve as interim HDFS President while an external search is conducted.

Item 11.	Executive Compensation

The information included or to be included in the Proxy Statement under the captions “Executive Compensation” and “Human Resources Committee Report on Executive Compensation” is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included or to be included in the Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” is incorporated by reference herein.

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2008:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	5,487,107	$48.88	7,696,144

Equity compensation plans not submitted to shareholders:
Union employees:
Kansas City, MO	—	—	26,718
York, PA	42,745	$38.88	55,150
Non employees:
Board of Directors	22,300	$44.64	53,127

	65,045	$40.86	134,995

Total all plans	5,552,152	$48.78	7,831,139

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information included or to be included in the Proxy Statement under the caption “Certain Transactions” and “Corporate Governance Principles and Board Matters—Independence of Directors” is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information included or to be included in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 112 through 115 filed herewith

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Accounts receivable - allowance for doubtful accounts
Balance at beginning of period	$9,016	$9,435	$8,492
Provision charged to expense	3,061	365	863
Reserve adjustments	2,985	(1,028)	80
Write-offs, net of recoveries	(5,983)	244	—

Balance at end of period	$9,079	$9,016	$9,435

Finance receivables held for investment - allowance for credit losses
Balance at beginning of period	$30,295	$27,283	$26,165
Provision charged to expense	39,555	11,252	5,962
Write-offs, net of recoveries	(29,782)	(8,240)	(4,844)

Balance at end of period	$40,068	$30,295	$27,283

Inventories - allowance for obsolescence(1)
Balance at beginning of period	$16,307	$15,282	$16,669
Provision charged to expense	37,840	11,695	6,516
Reserve adjustments	(353)	1,116	(910)
Write-offs, net of recoveries	(24,963)	(11,786)	(6,993)

Balance at end of period	$28,831	$16,307	$15,282

Deferred tax assets - valuation allowance
Balance at beginning of period	—	—	—
Allowance for operating loss carryforwards	$42,218	—	—

Balance at end of period	$42,218	—	—

(1)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2009.

HARLEY-DAVIDSON, INC.

By:	/S/ James L. Ziemer
James L. Ziemer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2009.

Name	Title

/S/ James L. Ziemer	President and Chief Executive Officer and Director
James L. Ziemer	(Principal executive officer)

/S/ Thomas E. Bergmann	Executive Vice President and Chief Financial Officer
Thomas E. Bergmann	(Principal financial and accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Jeffrey L. Bleustein	Chairman and Director
Jeffrey L. Bleustein

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
3.1	Restated Articles of Incorporation as amended through August 21, 2000

3.2	By-Laws, as amended February 14, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2007 (File No. 1-9183))

4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

4.3	Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.4	3-Year Credit Agreement, dated as of July 16, 2008, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender, Citibank, N.A., as syndication agent, and ABN Amro Bank N.V., BNP Paribas and Deutsche Bank AG, New York branch, as documentation agents (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2008 (File No. 1-9183))

4.5	364-Day Credit Agreement, dated as of July 16, 2008, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent, Citibank, N.A., as syndication agent, and ABN Amro Bank N.V., BNP Paribas and Deutsche Bank AG, New York branch, as documentation agents (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 22, 2008 (File No. 1-9183))

10.1*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
10.2*	Harley-Davidson, Inc. Director Stock Plan as amended and restated effective January 1, 2009

10.3*	Form of Amended and Restated Transition Agreement as amended through April 25, 2008 between the Registrant and Ms. Lione and each of Messrs. Bergmann, Eberle, Hutchinson, McCaslin and Ziemer (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.4*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009

10.5*	Form of Life Insurance Agreement between the Registrant and Ms. Lione and each of Messrs. Hutchinson, McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

10.6*	Harley-Davidson, Inc. Corporate Short Term Incentive Plan as amended April 24, 2004 (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2004 (File No. 1-9183))

10.7*	Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008 between the Registrant and Ms. Lione and each of Messrs. Bergmann, Dannehl, Eberle, Flickinger, Hutchinson, McCaslin, Richer and Ziemer (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.8*	Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Registrant and each of Messrs. McCaslin and Ziemer (incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 (File No. 1-9183))

10.9*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009

10.10*	Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009

10.11	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-75347))

10.12	2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.13*	Director Compensation Policy effective April 29, 2006 (incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
10.14*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009

10.15*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, ,2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.16*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.17*	Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.18*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.19*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.20*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9183))

10.21*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.22*	Harley-Davidson, Inc. Employee Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed May 2, 2005 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350