Form 10-Q
period 2009-03-29
HARLEY DAVIDSON INC
filed 2009-04-30
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at April 24, 2009: 234,453,976 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 29, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net revenue	$1,290,648	$1,306,313
Cost of goods sold	813,865	830,176

Gross profit	476,783	476,137

Financial services income	104,667	93,289
Financial services expense	93,462	58,382

Operating income from financial services	11,205	34,907

Selling, administrative and engineering expense	221,080	219,991
Restructuring expense	34,862	—

Income from operations	232,046	291,053
Investment income	1,953	2,042
Interest expense	10,260	—

Income before provision for income taxes	223,739	293,095
Provision for income taxes	106,392	105,514

Net income	$117,347	$187,581

Earnings per common share:
Basic	$0.51	$0.79
Diluted	$0.50	$0.79

Cash dividends per common share	$0.10	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 29, 2009	December 31, 2008	(Unaudited) March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$899,298	$593,558	$332,639
Marketable securities	—	—	524
Accounts receivable, net	317,390	296,258	330,147
Finance receivables held for sale	2,086,920	2,443,965	729,814
Finance receivables held for investment, net	1,677,355	1,378,461	1,565,022
Inventories	447,379	400,908	441,205
Prepaid expenses and other current assets	254,856	264,731	187,436

Total current assets	5,683,198	5,377,881	3,586,787

Finance receivables held for sale	580,736	—	—
Finance receivables held for investment, net	796,732	817,102	937,495
Property, plant and equipment, net	1,053,958	1,094,487	1,056,076
Prepaid pension costs	—	—	82,500
Goodwill	137,522	138,579	63,204
Other long-term assets	367,448	400,576	138,337

	$8,619,594	$7,828,625	$5,864,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,676	$323,736	$345,807
Accrued liabilities	604,024	541,372	579,207
Short-term debt	1,724,375	1,738,649	708,045
Current portion of long-term debt	—	—	402,991

Total current liabilities	2,714,075	2,603,757	2,036,050

Long-term debt	2,757,185	2,176,238	980,000
Pension liability	484,006	484,003	59,852
Postretirement healthcare benefits	260,453	274,408	199,978
Other long-term liabilities	171,062	174,616	157,094

Commitments and contingencies (Note 17)

Total shareholders’ equity	2,232,813	2,115,603	2,431,425

	$8,619,594	$7,828,625	$5,864,399

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net cash (used by) provided by operating activities (Note 3)	$(244,619)	$146,778

Cash flows from investing activities:
Capital expenditures	(22,921)	(43,239)
Origination of finance receivables held for investment	(98,976)	(128,174)
Collections on finance receivables held for investment	110,637	103,439
Collection of retained securitization interests	1,358	10,796
Sales and redemptions of marketable securities	—	2,019
Other, net	(2,222)	1,511

Net cash used by investing activities	(12,124)	(53,648)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	595,731	—
Net increase (decrease) in credit facilities and unsecured commercial paper	48,442	(9,392)
Net borrowings of asset-backed commercial paper	(67,194)	—
Dividends	(23,455)	(71,023)
Purchase of common stock for treasury	—	(100,096)
Excess tax benefits from share-based payments	147	312
Issuance of common stock under employee stock option plans	10	584

Net cash provided by (used by) financing activities	553,681	(179,615)

Effect of exchange rate changes on cash and cash equivalents	8,802	16,270

Net increase (decrease) in cash and cash equivalents	305,740	(70,215)

Cash and cash equivalents:
At beginning of period	593,558	402,854

At end of period	$899,298	$332,639

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Use of Estimates

The condensed consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS). All intercompany accounts and material transactions are eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of March 29, 2009 and March 30, 2008, the condensed consolidated statements of income for the three-month periods then ended and the condensed consolidated statements of cash flows for the three month-periods then ended. Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In connection with term asset-backed securitization transactions, HDFS utilizes Qualifying Special Purpose Entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company. For further discussion of QSPEs and securitization transactions see Note 6.

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts related to debt have been reclassified to conform to the current year presentation.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for the Company beginning in fiscal year 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 as of January 1, 2009; see Note 9 for further discussion.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1. “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 as of January 1, 2009; see Note 13 for further discussion.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. SFAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS No. 157, “Fair Value Measurements.” Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. FSP No. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”;

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

The Company is required to adopt these three FSPs beginning in the second quarter of 2009 and is currently evaluating the impact of adoption.

3.	Additional Balance Sheet and Cash Flow Information

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 29, 2009	December 31, 2008	March 30, 2008
Components at the lower of FIFO cost or market
Raw materials and work in process	$141,137	$151,896	$148,743
Motorcycle finished goods	227,319	185,464	192,268
Parts and accessories and general merchandise	116,317	103,682	133,760

Inventory at lower of FIFO cost or market	484,773	441,042	474,771
Excess of FIFO over LIFO cost	37,394	40,134	33,566

	$447,379	$400,908	$441,205

The reconciliation of net income to net cash (used by) provided by operating activities is as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$117,347	$187,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,165	49,722
Provision for employee long-term benefits	25,251	18,194
Contributions to pension and postretirement plans	(8,948)	(4,562)
Stock compensation expense	6,059	5,404
Loss on current year securitizations	—	5,370
Net change in wholesale finance receivables	(315,017)	(76,915)
Origination of retail finance receivables held for sale	(468,299)	(560,120)
Collections on retail finance receivables held for sale	217,255	49,913
Proceeds from securitization of retail finance receivables	—	467,722
Impairment of retained securitization interests	17,131	—
Lower of cost or fair market value adjustment on finance receivables held for sale	8,648	—
Provision for credit losses	5,911	6,044
Foreign currency adjustments	(15,613)	(11,864)
Other, net	36,806	3,050
Changes in current assets and liabilities:
Accounts receivable, net	(35,308)	(50,596)
Finance receivables - accrued interest and other	(1,730)	3,914
Inventories	(54,451)	(80,030)
Accounts payable and accrued liabilities	147,299	134,573
Other	16,875	(622)

Total adjustments	(361,966)	(40,803)

Net cash (used by) provided by operating activities	$(244,619)	$146,778

4.	Acquisition

On August 8, 2008, the Company announced the completion of its purchase of privately-held Italian motorcycle maker MV Agusta (MV). The Company acquired 100 percent of MV shares for total consideration of €68.3 million ($105.1 million), which includes the satisfaction of existing bank debt for €47.5 million ($73.2 million). In addition, the agreement provides for a contingent payment to the former owner of MV in 2016, if certain financial targets are met during 2013 through 2015. The contingent payment, which could be a material component of the final consideration, will be recorded as goodwill when the amount is determinable. The Company financed the transaction and MV’s initial working capital requirements through €130.0 million of debt under existing credit facilities. The Company believes the acquisition of MV will enhance the Company’s presence in Europe and its penetration into the performance segment of the motorcycle market. In conjunction with the acquisition of MV, the Company recorded goodwill of $89.1 million.

The operating results of MV, which is part of the Motorcycles segment, have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information reflecting this acquisition has not been disclosed as the pro forma impact on consolidated net income would not be material.

5.	Restructuring Costs

2009 Restructuring Plan

During the first quarter of 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) in the Motorcycles segment. The 2009 Restructuring Plan is designed to reduce excess capacity, exit certain business operations and lower the Company’s cost structure. The Company’s planned actions include: consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, Wisconsin; consolidating paint and frame operations at its assembly facility in York, Pennsylvania into existing operations at that site; closing its distribution facility in Franklin, Wisconsin and consolidating Parts and Accessories and General Merchandise distribution through a third party; and discontinuing the domestic transportation fleet.

In addition, the Company will also be reducing its hourly workforce due to lower production volumes and the salaried workforce to reduce operating expenses. In total, the Company expects to eliminate approximately 1,400 to 1,500 positions over 2009 and 2010. Of that total, approximately 1,100 to 1,200 will be hourly production positions and approximately 300 will be non-production, primarily salaried positions. The Company expects that approximately 1,100 to 1,200 positions (800 to 900 hourly production and 300 non-production) of the total will be eliminated in 2009. The remaining 300 jobs will be eliminated during 2010 as the final stages of the 2009 Restructuring Plan are completed.

The Company estimates that costs associated with the restructuring activities will be incurred over 2009 and 2010 and will total approximately $120 million to $150 million. The Company expects that approximately 75% of these costs will be paid in cash with the balance consisting of non-cash charges. The Company expects to incur between $90 million and $110 million of these costs in 2009, of which $34.9 million have been recorded in the first quarter of 2009. The remaining restructuring costs, between $30 million and $40 million, are expected to be incurred in 2010. Restructuring costs are disclosed separately in the Company’s income statement.

The Company expects the ongoing annual benefit of its restructuring activities to be between $70 million and $80 million beginning in 2011. During 2009 and 2010, the Company expects that the annual benefit of these activities will be $20 million to $25 million and $40 million to $55 million, respectively.

During the first quarter of 2009 the Company recorded a $34.9 million restructuring charge related to the 2009 Restructuring Plan. The restructuring charge consisted of employee severance and termination costs, accelerated depreciation on the long lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. As of March 29, 2009, approximately 260 employees have left the Company under the 2009 Restructuring Plan.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of March 29, 2009 (in thousands):

	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Original reserve	$30,816	$3,786	$261	$34,863
Utilized - cash	(1,047)	—	$(261)	(1,308)
Utilized - noncash	(4,533)	$(3,786)	—	(8,319)

Balance, March 29, 2009	$25,236	—	—	$25,236

The Company’s 2009 Restructuring Plan reserve includes an estimated amount for contingencies related to uncertainty surrounding the cost and execution of these actions. Other restructuring costs includes items such as the exit costs for terminating supply contracts, lease termination and moving costs.

2008 Restructuring Plan

During the second quarter of 2008, the Company finalized a plan to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company executed this reduction through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. As a result of the workforce reduction plan, the Company recorded a $12.4 million charge during 2008 within selling and administrative expenses, none of which were included in the first quarter of 2008. The total restructuring charge consisted of $7.6 million of employee severance benefits and $4.8 million of special retiree benefits for those individuals eligible to receive benefits. All employees and contract workers affected by the 2008 Restructuring Plan departed from the Company during 2008.

The following table summarizes the Company’s 2008 Restructuring Plan reserve recorded in accrued liabilities as of March 29, 2009 (in thousands):

Employee Severance and Termination Costs
Balance, December 31, 2008	$2,149
Utilized - cash	(1,206)

Balance, March 29, 2009	$943

6.	Finance Receivables Securitizations

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

Upon sale of the retail loans to the securitization trust, HDFS receives cash, records a gain or loss on the transaction and also retains an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests is included with finance receivables held for investment in the consolidated balance sheets. In conjunction with prior year sales, HDFS had investments in retained securitization interests of $315.5 million and $496.5 million at March 29, 2009 and March 30, 2008, respectively.

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

HDFS retains servicing rights on the U.S. retail motorcycle loans that it has sold to the securitization trust and receives annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $2.89 billion of securitized retail loans as of March 29, 2009. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned. HDFS earned $11.7 million from contractually specified servicing fees, late fees, and ancillary fees during the first quarter of 2009. These fees are recorded in financial services income.

Gains or losses on securitizations from the sale of the U.S. retail motorcycle loans are recognized in the period in which the sale occurs. The amount of the gain or loss depends on the proceeds received and the original carrying amount of the transferred U.S. retail motorcycle loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

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

The investment in retained securitization interests is measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the investment in retained securitization interests is recorded at fair value and periodically reviewed for impairment. During the three months ended March 29, 2009, the Company recorded an impairment charge of $17.1 million related to its retained securitization interests (a component of finance receivables held for investment in the Condensed Consolidated Balance Sheets). Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflect the assumptions marketplace participants would use. During the three months ended March 29, 2009, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment. These impairments were considered permanent and as a result the investment in retained securitization interests has been appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios. This charge was recorded as a reduction of financial services income.

As of March 29, 2009, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

Prepayment speed (Single Monthly Mortality)	1.81%
Weighted-average life (in years)	2.10
Expected cumulative net credit losses	4.99%
Residual cash flows discount rate	17.85%

Expected cumulative net credit losses are a key assumption in the valuation of the investment in retained securitization interests. As of March 29, 2009, weighted-average expected net credit losses for all active securitizations were 4.99%. The table below summarizes, as of March 29, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

	Loans securitized in
Expected weighted-average cumulative net credit losses (%) as of :	2009	2008	2007	2006	2005
March 29, 2009	—	5.00%	5.16%	5.03%	4.66%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at March 29, 2009 is as follows (dollars in thousands):

Carrying amount/fair value of retained interests	$315,543
Weighted-average life (in years)	2.10

Prepayment speed assumption (monthly rate)	1.81%
Impact on fair value of 10% adverse change	($4,500)
Impact on fair value of 20% adverse change	($8,900)

Expected cumulative net credit losses	4.99%
Impact on fair value of 10% adverse change	($36,400)
Impact on fair value of 20% adverse change	($72,800)

Residual cash flows discount rate (annual)	17.85%
Impact on fair value of 10% adverse change	($7,800)
Impact on fair value of 20% adverse change	($15,300)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the three months ended March 29, 2009 (in thousands):

Proceeds from new securitizations	—
Servicing fees received	$8,092
Other cash flows received on retained interests	$13,449
10% clean-up call repurchase option	—

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS. As of March 29, 2009, managed retail motorcycle loans totaled $5.86 billion, of which $2.89 billion were securitized. The principal amount of managed retail motorcycle loans 30 days or more past due was $243.4 million at March 29, 2009. The principal amount of securitized retail motorcycle loans 30 days or more past due was $150.3 million at March 29, 2009. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $49.7 million during the first quarter of 2009 which includes securitized retail motorcycle loan credit losses, net of recoveries, of $29.0 million.

7.	Asset-Backed Commercial Paper Conduit Facility

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

The assets of the SPE totaled $620.4 million at March 29, 2009 and are included primarily in cash, finance receivables held for sale and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At March 29, 2009, the SPE held finance receivables of $582.9 million restricted as collateral for the payment of the $432.8 million short-term asset-backed conduit facility debt, which is included in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $27.4 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt at March 29, 2009.

8.	Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 and March 30, 2008 (in thousands):

	Balance as of March 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$706,171	$706,171	—	—
Derivatives	28,537	—	$28,537	—
Investment in retained securitization interests	315,543	—	—	$315,543

	$1,050,251	$706,171	$28,537	$315,543

Liabilities:
Derivatives	$20,797	—	$20,797	—

	Balance as of March 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents and Marketable Securities	$126,586	$126,062	$524	—
Derivatives	12,485	—	12,485	—
Investment in Retained Securitization Interests	496,511	—	—	$496,511

	$635,582	$126,062	$13,009	$496,511

Liabilities:
Derivatives	$40,144	—	$40,144	—

The investment in retained securitization interests is valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at March 29, 2009 and March 30, 2008. The following table presents additional information about the investment in retained securitization interests which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three months ended
	March 29, 2009	March 30, 2008
Balance, beginning of period	$330,674	$407,742
Realized (losses)/gains included in financial services income(a)	(4,136)	15,158
Unrealized gains included in other comprehensive income(b)	3,358	12,394
Sales, repurchases and settlements, net	(14,353)	61,217

Balance, end of period	$315,543	$496,511

(a)	Realized (losses)/gains included in financial services income include an impairment charge of $17.1 million as discussed in Note 6.
(b)	No amounts have been reclassified out of accumulated other comprehensive income into income for the periods presented.

Finance receivables held for sale in the aggregate are carried at the lower of cost or market, and are measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflect assumptions marketplace participants would use at March 29, 2009. Any amount by which cost exceeds fair value is accounted for as a valuation adjustment with an offset to other income (a component of financial services income). For the three months ended March 29, 2009, the Company recorded a non-cash charge of $8.6 million due to a decline in the fair value below cost on finance receivables held for sale primarily due to higher projected credit losses slightly offset by lower funding costs. The fair value of the finance receivables held for sale at March 29, 2009 was $2.67 billion, which is net of a $23.9 million valuation adjustment.

9.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks are foreign currency exchange rate risk, interest rate risk and commodity price risk. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes.

All derivative instruments are recognized on the balance sheet at fair value (see Note 8). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments which do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro and the Australian dollar. The Company utilizes foreign currency contracts to mitigate the effect of the Euro and the Australian dollar fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S dollars at a future date, based on a fixed exchange rate.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its term asset-backed securitization transactions and on its debt by converting portions of HDFS’ floating-rate debt to a fixed rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by an off-balance sheet QSPE, do not qualify for hedge accounting treatment. Additionally, to facilitate an asset-backed commercial paper conduit facility that the Company entered into in December 2008, HDFS entered into derivative contracts, certain of which do not qualify for hedge accounting treatment.

The Company utilizes natural gas contracts to hedge the cost of natural gas consumed in the Company’s motorcycle production operations.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 29, 2009
Derivatives Designated As Hedging Instruments Under SFAS No. 133	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Foreign currency contracts(3)	$329,931	$18,390	—
Natural gas contracts(3)	3,319	—	$1,134
Interest rate swaps - unsecured commercial paper(3)	218,000	—	15,547
Interest rate swaps - conduit facility(3)	394,042	—	4,116
Interest rate swaps - medium-term notes(4)	150,000	8,950	—

Total	$1,095,292	$27,340	$20,797

	March 29, 2009
Derivatives Not Designated As Hedging Instruments Under SFAS No. 133	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Derivatives - securitization transactions	$717,818	$938	—
Derivatives - conduit facility	52,839	259	—

	$770,657	$1,197	—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the three months ended March 29, 2009 (in thousands):

Cash Flow Hedges	Amount of Gain/(Loss) Recognized in OCI	Amount of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Expected to be Reclassified from AOCI into Income Over The Next Twelve Months
Foreign currency contracts(1)	$26,432	$21,216	$18,390
Natural gas contracts(1)	(757)	(957)	(1,134)
Interest rate swaps - unsecured commercial paper(2)	(680)	(2,328)	(7,642)
Interest rate swaps - conduit facility(2)	(736)	(1,627)	(3,449)

Total	$24,259	$16,304	$6,165

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the three months ended March 29, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as fair value hedges for the three months ended March 29, 2009 (in thousands):

Fair Value Hedges	Amount of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Hedged Debt
Interest rate swaps - medium-term notes(1)	$(747)	$747

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments for the three months ended March 29, 2009 (in thousands):

Derivatives not Designated as Hedges	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives - securitization transactions(1)	$199
Derivatives - conduit facility(1)	(280)

Total	$(81)

(1)	Gain/(loss) recognized in income is included in HDFS operating expense, a component of Financial Services expense

The Company is exposed to credit loss risk in the event of non-performance by counterparties to these derivative financial instruments. Although no assurances can be given, the Company does not expect any of the counterparties to these derivative financial instruments to fail to meet its obligations. To manage credit loss risk, the Company selects counterparties based on credit ratings and, on a quarterly basis, evaluates each hedge’s net position relative to the counterparty’s ability to cover its position.

10.	Income Taxes

During the first quarter of 2009, an unanticipated change in Wisconsin tax law resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards with a corresponding charge to income tax expense.

11.	Debt

In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. Proceeds from the issuance were used to support HDFS’ operations.

12.	Product Warranty and Safety Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company currently provides a standard three-year limited warranty on all new motorcycles sold. The warranty coverage for the retail customer includes parts and labor and generally begins when the motorcycle is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost per unit sold, which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary safety recall campaigns. The Company reserves for all estimated costs associated with safety recalls in the period that the safety recalls are announced.

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Balance, beginning of period	$64,543	$70,523
Warranties issued during the period	12,688	11,999
Settlements made during the period	(16,111)	(14,001)
Recalls and changes to pre-existing warranty liabilities	3,687	8,687

Balance, end of period	$64,807	$77,208

The liability for safety recall campaigns was $3.9 million and $3.5 million as of March 29, 2009 and March 30, 2008, respectively.

13.	Earnings Per Share

As discussed in Note 2, the Company was required to adopt FSP EITF 03-6-1 as of January 1, 2009. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128. The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of March 29, 2009 and March 30, 2008.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 29, 2009	March 30, 2008
Numerator:
Net income used in computing basic and diluted earnings per share	$117,347	$187,581

Denominator:
Denominator for basic earnings per share-weighted-average common shares	232,263	237,078
Effect of dilutive securities - employee stock compensation plan	387	172

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	232,650	237,250

Basic earnings per share	$0.51	$0.79
Diluted earnings per share	$0.50	$0.79

Outstanding options to purchase 5.9 million and 4.7 million shares of common stock for the three months ended March 29, 2009 and March 30, 2008, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

14.	Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Net income	$117,347	$187,581
Foreign currency translation adjustment	(19,349)	21,470
Changes in net unrealized gains, net of tax:
Retained securitization interest	2,170	7,920
Derivative financial instruments	5,159	543
Marketable securities	—	68
Unrecognized pension and postretirement benefit plan liabilities	19,109	2,623

	$124,436	$220,205

15.	Employee Benefit Plans

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

	Three months ended
	March 29, 2009	March 30, 2008
Pension and SERPA Benefits
Service cost	$12,024	$12,841
Interest cost	18,629	17,148
Expected return on plan assets	(21,752)	(22,015)
Amortization of unrecognized:
Prior service cost	1,465	1,540
Net loss	3,027	1,604
Curtailment loss	4,164	—
Settlement loss	370	—

Net periodic benefit cost	$17,927	$11,118

Postretirement Healthcare Benefits
Service cost	$3,001	$3,270
Interest cost	5,727	5,410
Expected return on plan assets	(2,794)	(2,808)
Amortization of unrecognized:
Prior service credit	(287)	(281)
Net loss	1,442	1,375
Curtailment loss	369	—

Net periodic benefit cost	$7,458	$6,966

As discussed in Note 5, the Company recorded a restructuring expense of $34.9 million during the first quarter of 2009. The restructuring action resulted in a pension and postretirement healthcare plan curtailment loss of $4.5 million, which is included in the $34.9 million restructuring expense, and a charge to equity of $13.3 million, which is included accumulated other comprehensive income, during the first quarter of 2009. The plan curtailment also resulted in a plan remeasurement using a discount rate of 6.4% compared to 6.1% at December 31, 2008. All other significant assumptions remain unchanged from the December 31, 2008 measurement date. As a result of the remeasurement, the Company recognized a funded status adjustment consisting of a $6.6 million decrease to its pension and postretirement healthcare liabilities and an increase to accumulated other comprehensive income of $6.6 million, or $4.1 million net of tax.

Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company expects it will make additional contributions of approximately $40 million to $80 million to further fund its pension plans during 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

16.	Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Motorcycles net revenue	$1,290,648	$1,306,313

Gross profit	476,783	476,137
Operating expense	213,310	214,533
Restructuring expense	34,862	—

Operating income from Motorcycles	228,611	261,604

Financial Services income	104,667	93,289
Financial Services expense	93,462	58,382

Operating income from Financial Services	11,205	34,907

Corporate expense	7,770	5,458

Income from operations	$232,046	$291,053

As discussed in Note 6, Financial Services income for the three months ended March 29, 2009 includes an impairment charge of $17.1 million.

As discussed in Note 8, Financial Services income for the three months ended March 29, 2009 includes a lower of cost or market adjustment related to finance receivables held for sale of $8.6 million.

17.	Commitment and Contingencies

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

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2015. Response Costs related to ground water remediation may continue for some time beyond 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight custom and touring motorcycles. HDMC manufactures five families: Touring, Dyna®, Softail®, Sportster® and VRSC. Buell produces American sport performance motorcycles. MV produces premium, high-performance sport motorcycles sold under the MV Agusta® brand and lightweight sport motorcycles sold under the Cagiva® brand. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

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

Overview

The Company’s financial results continue to be impacted by the difficult economic environment and the related cost of restructuring its business. Net income and diluted earnings per share for the first quarter of 2009 were down 37.4% and 36.7%, respectively, compared to the first quarter of 2008. Net income during the quarter was affected by costs associated with restructuring activities; write-downs related to the fair value of finance receivables held for sale and the investment in retained securitization interests; and a one-time tax expense that resulted from an unanticipated change in Wisconsin tax law.

Retail sales of Harley-Davidson motorcycles also continued to be impacted by the difficult economy, with worldwide retail sales of Harley-Davidson motorcycles down 12.0% in the first quarter of 2009 as compared to the prior year quarter. In the U.S., retail sales of Harley-Davidson motorcycles in 2009 were down 9.7% and international retail sales were down 17.2% as compared to 2008. In the first quarter of 2009, the Company offered a motorcycle trade-up program as described below in Outlook. While the Company was mildly encouraged by the fact that the U.S. retail sales rate declined less in the first quarter than in the prior two quarters due in part to sales incentives offered by the Company during the period, it remains cautious and continues to expect 2009 to be an extremely challenging business environment.(1)

Outlook(1)

The Company continues to make good progress in executing its strategy for the economic downturn. On January 23, 2009, the Company announced a three-part strategy for managing through the global economic downturn and strengthening its operations and financial results going forward. That strategy consists of: 1) continuing to invest in the Harley-Davidson brand; 2) creating the appropriate cost structure; and 3) obtaining funding to support the lending activities of HDFS.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (April 29, 2009), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

In the first quarter of 2009, the Company’s domestic “Ride Free” Sportster motorcycle trade-up program successfully created consumer interest and reinforced the brand value of Harley-Davidson motorcycles. In early April, the Company rolled out a national “Super Ride” program. This program provides an expanded opportunity for U.S. consumers to test ride a wide range of Harley-Davidson motorcycles at participating dealerships. The Company believes demo rides have proven to be one of the most effective ways to turn dreamers into customers and to get current customers excited about a new motorcycle.

The Company continues to work on adjusting its cost structure and is proceeding with its previously announced volume reduction and restructuring plans. In January 2009, the Company initially had estimated that the planned volume reduction and restructuring actions would result in the elimination of about 1,100 jobs over the course of 2009 and 2010, consisting of about 300 non-production, primarily salaried positions and about 800 hourly production positions. The Company now estimates that an additional 300 to 400 hourly production jobs will be eliminated. On a combined basis, the Company expects the restructuring activities to result in one-time charges of approximately $120 million to $150 million over the course of 2009 and 2010, compared to the original estimate of $110 million to $140 million. The Company expects to incur between $90 million and $110 million of these costs in 2009 including $34.9 million of restructuring costs incurred in the first quarter. The remaining restructuring costs, between $30 million and $40 million, are expected to be incurred in 2010. The Company continues to expect that approximately 75% of the restructuring costs will be paid in cash. The Company now estimates ongoing annual savings of approximately $70 million to $80 million upon completion of the restructuring actions, with 2009 savings estimated to be $20 million to $25 million and 2010 savings estimated to be $40 million to $55 million.

The Company continues to make progress towards obtaining the funding it believes is necessary to support the lending activities of HDFS. Since the end of 2008 the Company has accessed the unsecured debt market and extended its asset-backed commercial paper conduit facility. In the near-term, the Company also expects to increase the size of its existing asset-backed commercial paper conduit facility, renew a substantial portion of its $950.0 million 364-day senior unsecured bank credit facility which is due to expire in July 2009 and access the term asset-backed securitization market in the second quarter of 2009 with a transaction the Company expects will be eligible for the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program. The Company’s funding plans and requirements are discussed in greater detail under “Liquidity and Capital Resources.”

Guidance(1)

On April 16, 2009, the Company re-affirmed its plan to ship between 264,000 and 273,000 Harley-Davidson motorcycles in 2009, and announced plans to ship 55,000 to 59,000 Harley-Davidson motorcycles during the second quarter of 2009. The Company also reaffirmed on April 16, 2009 its expectation for full-year gross margin to be between 30.5% and 31.5%, which compares to 34.5% for the full year 2008. The Company’s gross margin expectations include anticipated benefits of the restructuring activities affecting cost of sales in 2009 offset by higher anticipated fixed costs per unit resulting from the allocation of fixed costs over fewer units; lower anticipated gross margin resulting from an anticipated change in the motorcycle product mix; and lower anticipated gross margin resulting from an anticipated negative impact of foreign currency exchange rate changes.(1) Restructuring expenses are recorded as a separate line in the income statement below gross margin.

Also on April 16, 2009, the Company revised its expected capital expenditures for 2009 to $170 million to $200 million including $20 million to $30 million for capital expenditures made in connection with its restructuring activities in 2009. In the aggregate, this represents a $20 million reduction from the Company’s previous capital expenditure estimates. The Company anticipates it will have the ability to fund all capital expenditures in 2009 with internally generated funds.(1)

Results of Operations for the Three Months Ended March 29, 2009

Compared to the Three Months Ended March 30, 2008

Consolidated Results

	Three months ended
(in millions, except earnings per share)	March 29, 2009	March 30, 2008	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$228,611	$261,604	$(32,993)	(12.6)%
Operating income from financial services	11,205	34,907	(23,702)	(67.9)
Corporate expenses	7,770	5,458	2,312	42.4

Consolidated income from operations	232,046	291,053	(59,007)	(20.3)
Investment income	1,953	2,042	(89)	(4.4)
Interest expense	10,260	—	10,260	N/M

Income before provision for income taxes	223,739	293,095	(69,356)	(23.7)
Provision for income taxes	106,392	105,514	878	0.8

Net income	$117,347	$187,581	$(70,234)	(37.4)%

Diluted earnings per share	$0.50	$0.79	$(0.29)	(36.7)%

The Company’s first quarter net income was $117.3 million, a decrease of $70.2 million, or 37.4%, from the same period last year. Diluted earnings per share also decreased as a result of lower net income, down 36.7% from the first quarter of 2008. As discussed in Overview, operating income for the Motorcycles segment for the first quarter of 2009 was affected by the cost of implementing its previously announced restructuring activities. Operating income for the Financial Services segment was affected by write-downs related to the fair value of finance receivables held for sale and the investment in retained securitization interests. Please refer to the detailed discussion of segment results following. In addition to lower operating income, net income was also impacted during the first quarter of 2009 by higher interest expense and a one-time income tax charge.

Interest expense for the first quarter of 2009 includes $8.0 million related to the issuance of $600.0 million of senior unsecured notes during February 2009. This interest expense represents a portion of the total interest incurred on the senior unsecured notes during the quarter and corresponds to the initial temporary investment of the proceeds at the corporate level. Prior to the end of the first quarter of 2009, the full proceeds were transferred to HDFS, and as a result, the remaining balance of the interest expense on the senior unsecured notes has been included in financial services expense.

The effective income tax rate for the first quarter of 2009 was 47.6% compared to 36.0% for the first quarter of 2008. The increase was due to a recent and unanticipated change in Wisconsin tax law that resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards, as well as tax implications associated with MV. The Company expects its full-year 2009 effective tax rate to be approximately 43.0%.(1)

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycle decreased 12.0% during the first quarter of 2009 compared to the first quarter of 2008. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 9.7% in the United States and 17.2% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 22.3% in the United States and 32.6% in Europe when compared to the same periods in 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	March 29, 2009	March 30, 2008	(Decrease) Increase	% Change
North America Region
United States	42,041	46,572	(4,531)	(9.7)%
Canada	1,867	2,683	(816)	(30.4)

Total North America Region	43,908	49,255	(5,347)	(10.9)

Europe Region (Includes Middle East and Africa)
Europe(b)	7,567	9,075	(1,508)	(16.6)
Other	821	1,074	(253)	(23.6)

Total Europe Region	8,388	10,149	(1,761)	(17.4)

Asia Pacific Region
Japan	2,270	2,738	(468)	(17.1)
Other	2,648	2,562	86	3.4

Total Asia Pacific Region	4,918	5,300	(382)	(7.2)

Latin America Region	1,369	1,857	(488)	(26.3)

Total Worldwide Retail Sales	58,583	66,561	(7,978)	(12.0)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	Three months ended
	March 29, 2009	March 30, 2008	Decrease	% Change
United States(a)	72,572	93,445	(20,873)	(22.3)%

Europe(b)	31,678	46,981	(15,303)	(32.6)%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 29, 2009		March 30, 2008		Increase (Decrease)	% Change
United States	52,710	70.6%	47,826	66.5%	4,884	10.2%
International	21,960	29.4%	24,042	33.5%	(2,082)	(8.7)

Harley-Davidson motorcycle units	74,670	100.0%	71,868	100.0%	2,802	3.9

Touring motorcycle units	25,975	34.8%	26,435	36.8%	(460)	(1.7)
Custom motorcycle units*	31,919	42.7%	29,072	40.4%	2,847	9.8
Sportster motorcycle units	16,776	22.5%	16,361	22.8%	415	2.5

Harley-Davidson motorcycle units	74,670	100.0%	71,868	100.0%	2,802	3.9%

Buell motorcycle units	2,441		2,392		49	2.0%

MV motorcycle units	685		—		685	N/M

The Company shipped 74,670 Harley-Davidson motorcycles worldwide during the first quarter of 2009 and announced on April 16, 2009 that it anticipates shipping between 55,000 to 59,000 Harley-Davidson motorcycle units in the second quarter of 2009. This is approximately 21,300 to 25,300 fewer units than the second quarter of 2008 and is consistent with the Company’s plan to reduce 2009 annual shipments by 10% to 13% from 2008.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008	(Decrease) Increase	% Change
Net Revenue
Harley-Davidson motorcycles	$1,010,809	$1,013,469	$(2,660)	(0.3)%
Buell & MV motorcycles	31,265	22,075	9,190	41.6

	1,042,074	1,035,544	6,530	0.6

Parts & Accessories	169,756	181,942	(12,186)	(6.7)
General Merchandise	75,191	84,006	(8,815)	(10.5)
Other	3,627	4,821	(1,194)	(24.8)

Net revenue	1,290,648	1,306,313	(15,665)	(1.2)
Cost of goods sold	813,865	830,176	(16,311)	(2.0)

Gross profit	476,783	476,137	646	0.1
Selling & administrative expense	175,885	175,043	842	0.5
Engineering expense	37,425	39,490	(2,065)	(5.2)
Restructuring expense	34,862	—	34,862	N/M

Operating expense	248,172	214,533	33,639	15.7

Operating income from motorcycles	$228,611	$261,604	$(32,993)	(12.6)%

Net revenue declined $15.7 million, or 1.2%, primarily due to the impact of changes in foreign currency exchange rates of approximately $47 million and product mix changes of approximately $9 million. The company’s foreign currency revenues, primarily in Europe and Australia, were negatively impacted during the quarter by the strengthening of the U.S. dollar. These decreases to net revenue were partially offset by approximately $40 million of higher revenue due to a net increase in sales volume including the 3.9% higher wholesale shipment volume of Harley-Davidson motorcycles partially offset by lower Parts & Accessories and General Merchandise volumes.

Cost of goods sold decreased $16.3 million, or 2.0%, primarily due to the impact of changes in foreign currency exchange rates and foreign currency hedging gains of approximately $44 million and favorability in raw material prices of approximately $7 million. Partially offsetting these decreases were higher costs of approximately $24 million related to the higher wholesale shipment volume of Harley-Davidson motorcycles, approximately $3 million related to changes in product mix and approximately $8 million of higher manufacturing cost.

The increase in operating expense was primarily due to the Company’s previously announced restructuring activities during the first quarter of 2009 as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008	Increase (Decrease)	% Change
Interest income	$96,158	$55,254	$40,904	74.0%
(Loss) income from securitizations	(4,136)	10,201	(14,337)	(140.5)
Other income	12,645	27,834	(15,189)	(54.6)

Financial services income	104,667	93,289	11,378	12.2

Interest expense	53,700	24,605	29,095	118.2
Operating expenses	39,762	33,777	5,985	17.7

Financial services expense	93,462	58,382	35,080	60.1

Operating income from financial services	$11,205	$34,907	$(23,702)	(67.9)%

Interest income benefited from higher average retail receivables, partially offset by lower wholesale lending rates. Interest expense was higher due to increased borrowings to support growth in outstanding retail receivables as well as an increased cost of borrowing. The increase in retail receivables outstanding was driven by a reduction in term asset-backed securitization activity throughout 2008 and the first quarter of 2009 due to capital market volatility.

Other income decreased during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to an $8.6 million charge to earnings from the lower of cost or market value of its finance receivables held for sale. HDFS uses discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflect assumptions marketplace participants would use. Any amount by which cost exceeds fair value is accounted for as a valuation adjustment with an offset to other income. The decline in fair value below cost was due to higher projected credit losses partially offset by lower funding costs.

Other income was also impacted by the reduction in term asset-backed securitization activity, as servicer fee income declined by $4.3 million due to a reduction in securitized receivables in the first quarter of 2009 as compared to the first quarter of 2008.

Income from securitizations in the first quarter of 2009 was lower as compared to first quarter of 2008 primarily due to a $17.1 million write down of certain retained securitization interests. The write down, which is considered a permanent impairment, resulted from a decline in the fair value of certain retained securitization interests due to higher actual and anticipated credit losses on those securitization portfolios.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased, and as a result, the fair value of retained securitization interests has declined and in some cases this decline is permanent. Depending on the behavior of future loss rates, prepayment speeds and the discount rate, HDFS could experience further write-downs of its retained interests, which had a fair value of $315.5 million as of March 29, 2009. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests.

Annualized losses on HDFS’ managed retail motorcycle loans were 3.41% during the first quarter of 2009 compared to 2.71% during the first quarter of 2008. The 30-day delinquency rate for managed retail motorcycle loans at March 29, 2009 increased to 4.89% from 4.78% at March 30, 2008. Managed retail loans include loans held by HDFS as well as those sold through term asset-backed securitization transactions. The increase in losses was primarily due to an increase in delinquent accounts resulting in a higher incidence of loss as well as pressure on values for repossessed motorcycles. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2009 as compared to 2008.(1)

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	March 29, 2009	March 30, 2008
Balance, beginning of period	$40,068	$30,295
Provision for finance credit losses	5,911	6,044
Charge-offs, net of recoveries	(5,445)	(6,264)

Balance, end of period	$40,534	$30,075

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.

Other Matters

New Accounting Standards Not Yet Adopted

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. SFAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. FSP No. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”;

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

The Company is required to adopt these three FSPs beginning April 1, 2009 and is currently evaluating the impact of adoption.

Contractual Obligations

In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. As of March 29, 2009, the Company’s expected payment for significant contractual obligations now includes interest payments on debt of $77.5 million for 2009, $180.0 million for 2010 and 2011, $180.0 million for 2012 and 2013 and $7.5 million in 2014.

There have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $6.2 million. The Company has established reserves for this amount, which are included in accrued liabilities in the Condense Consolidated Balance Sheets.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred over a period of several years ending in 2015. Response Costs related to ground water remediation may continue for some time beyond 2015.

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

Liquidity and Capital Resources as of March 29, 2009

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) At the same time, the Company recognizes that the recent disruption in the global capital markets has impacted its ability to obtain the funding necessary to support the operation of its Financial Services business. During 2009, the Company intends to fund its Financial Services operations with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, committed unsecured bank credit facilities and through the term asset-backed securitization market.(1)

The Company has estimated that HDFS’ funding requirements in 2009 will be approximately $1.00 billion in addition to amounts that may become due in July 2009 if the Company is unable to extend its $950.0 million 364-day credit facility that is part of its Global Credit Facilities (as defined below).(1) The Company intends to satisfy HDFS’ 2009 funding requirements through a combination of preferred actions, some of which were achieved in the first quarter of 2009. In February 2009, the Company accessed the unsecured debt capital markets with the issuance of $600.0 million of senior unsecured five-year notes. Additionally, the Company is continuing to work with its lenders with the objective of replacing and expanding the size of its asset-backed commercial paper conduit facility, which was to expire in March 2009 but was extended during the quarter until March 2010, in order to supplement the existing unsecured commercial paper program. The Company is also currently working to renew a substantial portion of its $950.0 million 364-day credit facility that expires in July 2009. Finally, the Company intends to access the term asset-backed securitization market in the second quarter with a transaction that it expects will be eligible for the Federal Reserve Bank of New York’s TALF program.(1) No assurance can be given that the Company’s efforts to pursue these options will be successful, and if such efforts are not successful, the Company will need to consider other alternatives. In addition, the shelf registration statement filed with the SEC in December 2008 may provide additional flexibility as needed.

In addition to the funding alternatives discussed above, the Company has taken steps to manage and preserve cash. On February 12, 2009, the Company’s Board of Directors approved a first quarter 2009 dividend of $0.10 per share, a decrease of $0.23 per share from the dividend paid in the fourth quarter of 2008. On that basis, reducing the first quarter dividend preserved approximately $54 million of cash during the first quarter of 2009. Similarly, on April 25, 2009 the Company’s Board of Directors approved a second quarter 2009 dividend of $0.10 per share. In addition, the Company is reducing its expected 2009 capital expenditures to $170 million to $200 million including $20 million to $30 million for capital expenditures made in connection with its

2009 restructuring activities. In the aggregate this represents a $20 million reduction from the Company’s previous capital expenditure estimates. Finally, in early 2009 HDFS discontinued new loan originations for general aviation consumer aircraft allowing HDFS to focus its resources on the core business of retail and wholesale motorcycle lending.

The Company believes it will be able to obtain the funding necessary to support HDFS’ operations and recognizes that it must be able to adjust its business to offset the impact of higher cost funding. However, the Financial Services operations may be negatively affected by the higher cost of funding and the increased difficulty or potential unsuccessful efforts to raise funding in the long-term and short-term debt capital markets or the equity capital markets.(1) These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

As discussed in Note 15 of Notes to Consolidated Financial Statements, due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company expects it will make additional contributions of approximately $40 million to $80 million to further fund its pension plans during 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company completed the purchase of MV during the third quarter of 2008. The Company financed the transaction and MV’s initial working capital requirements through €130.0 million of debt under the Global Credit Facilities. Going forward, the Company anticipates that short-term working capital requirements for MV will be financed through additional debt.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Net cash (used by) provided by operating activities	$(244,619)	$146,778
Net cash used by investing activities	(12,124)	(53,648)
Net cash provided by (used by) financing activities	553,681	(179,615)

Total	$296,938	$(86,485)

Operating Activities

The decrease in operating cash flow for the first three months of 2009 compared to the first three months of 2008 was due primarily to higher outstanding wholesale receivables due in part to the Company’s decision to extend winter financing terms for U.S. dealers from mid-March to the end of April and lower term asset-backed securitization proceeds. A term asset-backed securitization transaction was not completed during the first quarter of 2009, while proceeds from the sale of retail finance receivables resulted in cash inflows of $467.7 million during the first three months of 2008.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables held for investment. Capital expenditures were $22.9 million and $43.2 million during the first quarters of 2009 and 2008, respectively.

Financing Activities

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. The Company did not repurchase shares in the first quarter of 2009. In the first quarter of 2008, the Company repurchased 2.6 million shares of its common stock at a total cost of $100.1 million. As of March 29, 2009, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.10 per share at a total cost of $23.5 million during the first quarter of 2009, compared to dividends of $0.30 per share at a total cost of $71.0 million during the same period last year.

As of March 29, 2009, debt increased by $2.39 billion compared to March 30, 2008 which was primarily driven by higher finance receivables outstanding as HDFS funded a greater percentage of its business through debt as a result of reduced term asset-backed securitization activity. Additionally, the Company financed the 2008 acquisition and initial working capital requirements of MV through €130.0 million of debt under the Global Credit Facilities. The Company’s total outstanding debt consisted of the following as of March 29, 2009 and March 30, 2008 (in thousands):

	March 29, 2009	March 30, 2008
Unsecured commercial paper	$1,457,718	$863,903
Asset-backed commercial paper conduit facility	432,806	—
Credit facilities	384,203	216,007

	2,274,727	1,079,910
Medium-term notes	1,606,833	1,011,126
Senior unsecured notes	600,000	—

Total debt	$4,481,560	$2,091,036

Credit Facilities – During 2008, the Company and HDFS entered into a $950.0 million 364-day facility and a $950.0 million three-year facility (collectively, “Global Credit Facilities”) to replace existing credit facilities. The Global Credit Facilities, which total $1.90 billion and are due in July 2009 and 2011, respectively, are committed facilities and are primarily used to support HDFS’ unsecured commercial paper program and to fund HDFS’ lending activities and other operations. Borrowings under the Global Credit Facilities bear interest at various variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. As a result of the Global Credit Facilities, HDFS has the capacity to issue unsecured commercial paper in the aggregate equal to the unused portion of the Global Credit Facilities.

Unsecured Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.90 billion as of March 29, 2009. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. In addition to issuing unsecured commercial paper in the open market, the Company was eligible until February 12, 2009 to issue unsecured commercial paper under the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF). Under the CPFF, the Company had the ability to issue commercial paper with maturities of 90 days from the time of issuance up to a maximum of $1.35 billion outstanding at any time. As of February 12, 2009, the Company became ineligible to issue new commercial paper under the CPFF as HDFS’ short term debt ratings no longer satisfied the CPFF’s minimum ratings requirements. On February 12, 2009, Fitch Ratings reduced the Company’s long-term debt rating to A- and HDFS’ short-term debt rating to F2. On January 16, 2009, Standard & Poor’s Rating Service reduced the Company’s long-term debt rating to BBB+ and HDFS’ short-term debt rating to A2. As a result of these reductions to HDFS’ short-term debt ratings, the Company is no longer able to issue unsecured commercial paper under the CPFF. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities. (1)

Asset-Backed Commercial Paper Conduit Facility – In December 2008, HDFS entered into agreements with certain bank-sponsored asset-backed commercial paper conduits resulting in proceeds of $500.0 million. The loan and servicing agreement, which was set to expire on March 31, 2009, was extended until March 31, 2010. The interest rates on this facility provide for a step-up on certain dates over time. Such a step-up in interest rates would not apply until May 31, 2009 and would cease to apply from and after such date, if any, that the Company is able to renew the $950 million 364-day credit facility (see Global Credit Facilities, above) at or prior to its maturity for at least a 364-day period and in a minimum aggregate commitment amount of $450 million. The Company expects to renew the 364-day credit facility before any step-up in interest rates takes effect, although there is no assurance that the Company will be successful in its efforts.(1) For both the original facility and the facility as extended, there is no amortization schedule; however, the facility is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity.

Medium-Term Notes – The Company has the following Medium-Term Notes (collectively, the Notes) issued and outstanding at March 29, 2009 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. At March 29, 2009 and March 30, 2008, the Notes included a fair value adjustment increasing the balance by $9.0 million and $11.6 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.1 million and $0.5 million at March 29, 2009 and March 30, 2008, respectively.

At March 30, 2008, HDFS had $400.0 million of 3.63% medium-term notes outstanding which were due in December 2008. In December 2008, the notes matured and the principal and accrued interest were paid in full.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. Proceeds from the issuance were used to support HDFS’ operations.

Intercompany Borrowing – During the first quarter of 2009, HDFS borrowed $600.0 million from the Company with interest terms matching the Company’s senior unsecured notes described above. In addition, HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of March 29, 2009 and March 30, 2008 HDFS had no outstanding borrowings owed to the Company under this agreement.

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

At March 29, 2009, HDFS and the Company remained in compliance with all of the existing covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) effectively execute the Company’s restructuring plans within expected costs; (ii) manage the risks that our independent dealers may have difficulty obtaining capital, and adjusting to the recession and slowdown in consumer demand; (iii) manage supply chain issues; (iv) anticipate the level of consumer confidence in the economy; (v) continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital; (vi) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio; (vii) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (viii) manage production capacity and production changes; (ix) provide products, services and experiences that are successful in the marketplace; (x) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (xi) sell all of its motorcycles and related products and services to its independent dealers; (xii) continue to develop the capabilities of its distributor and dealer network; (xiii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (xiv) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (xv) adjust to healthcare inflation, pension reform and tax changes; (xvi) retain and attract talented employees; (xvii) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; (xvii) implement and manage enterprise-wide information technology solutions and secure data contained in those systems; and (xix) successfully integrate and profitably operate MV.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission. Many of these risk factors are impacted by the current turbulent capital, credit and retail markets and the Company’s ability to adjust to the recession.

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

Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2008.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q in Note 17 of Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A – Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 29, 2009:

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 1	4,441	$17	—	21,261,693
February 2 to March 1	17,915	$16	—	22,389,263
March 2 to March 29	103	$10	—	22,389,263

Total	22,459	$17	—

The Company has an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million of its common stock with no dollar limit or expiration date. As of March 29, 2009, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permitted participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 22,459 shares under this plan during the quarter ended March 29, 2009.

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase any shares under this authorization during the quarter ended March 29, 2009.

Item 5 – Other Information

Executive Changes

On April 6, 2009, the Company announced that Keith E. Wandell would become President and Chief Executive Officer of Harley-Davidson, Inc. on May 1, 2009, succeeding James L. Ziemer, a 40-year Harley-Davidson veteran who had announced in December 2008 his intention to retire in 2009. Mr. Wandell comes to the Company from Johnson Controls, Inc., where he was President and Chief Operating Officer.

Employees

The total number of employees for the Motorcycles and Related Products segment was approximately 9,300 and 9,600 as of December 31, 2008 and 2007, respectively. The change in the number of employees was primarily due to the Company’s 2008 Restructuring Plan as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on February 22, 2008, the number of employees of the Motorcycles segment listed under the Employees section of Part 1, Item 1. Business was incorrectly reported as approximately 9,000.

Properties

The square footage provided in Part 1, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 17, 2009, for the MV Agusta facilities in Varese and Morazzone, Italy was 1,378,600 and 446,500, respectively, and included certain outdoor areas at these facilities. The square footage for the Company’s other facilities disclosed in Part 1, Item 2. Properties is generally limited to the square footage of buildings at each of those facilities. Excluding outdoor areas, the square footage of buildings at the Varese and Morazzone facilities was 170,100 and 116,400, respectively, as of December 31, 2008.

Voluntary Product Recalls

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 17, 2009, the Company included the following statement as part of the Regulation paragraph included in Part 1, Item 1. Business: “During the last three years, Harley-Davidson and Buell have initiated 13 voluntary recalls at a total cost of $9.4 million.” This sentence is revised to read as follows: “During the last three years, Harley-Davidson has initiated 13 voluntary recalls at a total cost of $9.4 million.”

Item 6 – Exhibits

Refer to the Exhibit Index on page 42 of this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: April 29, 2009	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1	Form of Notice of Grant Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan

10.2	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350