Form 10-Q
period 2009-06-28
HARLEY DAVIDSON INC
filed 2009-07-31
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Number of shares of the registrant’s common stock outstanding at July 24, 2009: 234,572,140 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 28, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net revenue	$1,153,645	$1,572,569	$2,444,293	$2,878,882
Cost of goods sold	767,367	1,010,645	1,581,232	1,840,821

Gross profit	386,278	561,924	863,061	1,038,061

Financial services income	123,967	106,840	228,634	200,129
Financial services expense	186,086	69,693	279,548	128,075

Operating (loss) income from financial services before goodwill impairment	(62,119)	37,147	(50,914)	72,054
Goodwill impairment	28,387	—	28,387	—

Operating (loss) income from financial services	(90,506)	37,147	(79,301)	72,054

Selling, administrative and engineering expense	209,893	241,659	430,973	461,650
Restructuring expense	15,131	11,549	49,993	11,549

Income from operations	70,748	345,863	302,794	636,916
Investment income	317	2,240	2,270	4,282
Interest expense	1,538	—	11,798	—

Income before provision for income taxes	69,527	348,103	293,266	641,198
Provision for income taxes	49,777	125,316	156,169	230,830

Net income	$19,750	$222,787	$137,097	$410,368

Earnings per common share:
Basic	$0.08	$0.95	$0.59	$1.74
Diluted	$0.08	$0.95	$0.59	$1.74

Cash dividends per common share	$0.10	$0.33	$0.20	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) June 28, 2009	December 31, 2008	(Unaudited) June 29, 2008

ASSETS
Current assets:
Cash and cash equivalents	$1,031,194	$593,558	$803,400
Marketable securities	—	—	524
Accounts receivable, net	287,494	296,258	290,139
Finance receivables held for sale	—	2,443,965	1,617,817
Finance receivables held for investment, net	1,651,700	1,378,461	1,246,325
Inventories	435,043	400,908	341,396
Prepaid expenses and other current assets	358,663	264,731	206,624

Total current assets	3,764,094	5,377,881	4,506,225

Finance receivables held for investment, net	3,472,325	817,102	934,534
Property, plant and equipment, net	1,027,191	1,094,487	1,059,897
Prepaid pension costs	—	—	77,809
Goodwill	114,308	138,579	63,103
Other long-term assets	386,768	400,576	142,185

	$8,764,686	$7,828,625	$6,783,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,908	$323,736	$322,449
Accrued liabilities	558,635	541,372	518,814
Short-term debt	1,690,910	1,738,649	526,898
Current portion of long-term debt	—	—	401,036

Total current liabilities	2,543,453	2,603,757	1,769,197

Long-term debt	3,038,387	2,176,238	2,050,000
Pension liability	491,021	484,003	64,080
Postretirement healthcare benefits	263,712	274,408	205,848
Other long-term liabilities	175,330	174,616	161,791

Commitments and contingencies (Note 18)

Total shareholders’ equity	2,252,783	2,115,603	2,532,837

	$8,764,686	$7,828,625	$6,783,753

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008

Net cash used by operating activities (Note 3)	$(164,442)	$(39,016)

Cash flows from investing activities:
Capital expenditures	(57,323)	(99,597)
Origination of finance receivables held for investment	(281,486)	(330,088)
Collections on finance receivables held for investment	255,387	256,723
Collection of retained securitization interests	26,904	18,607
Sales and redemptions of marketable securities	—	2,019
Other, net	(3,598)	1,193

Net cash used by investing activities	(60,116)	(151,143)

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,550
Proceeds from issuance of senior unsecured notes	589,255	—
Proceeds from securitization debt	497,771	—
Repayments of securitization debt	(13,907)	—
Net decrease in credit facilities and unsecured commercial paper	(392,366)	(116,621)
Net borrowings of asset-backed commercial paper	87,706	—
Net change in restricted cash	(76,658)	—
Dividends	(46,913)	(148,591)
Purchase of common stock for treasury	(296)	(150,134)
Excess tax benefits from share-based payments	147	252
Issuance of common stock under employee stock option plans	10	736

Net cash provided by financing activities	644,749	579,192

Effect of exchange rate changes on cash and cash equivalents	17,445	11,513

Net increase in cash and cash equivalents	437,636	400,546

Cash and cash equivalents:
At beginning of period	593,558	402,854

At end of period	$1,031,194	$803,400

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Use of Estimates

The condensed consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material transactions are eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of June 28, 2009 and June 29, 2008, the condensed consolidated statements of income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended. The Company’s management has evaluated subsequent events after June 28, 2009 through July 31, 2009, which is the date the Company’s financial statements were issued.

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

In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized Qualifying Special Purpose Entities (QSPEs) as defined by Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company. For further discussion of QSPEs and off-balance sheet securitization transactions see Note 7.

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

Accounting Standards Recently Adopted

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

(b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 as of January 1, 2009; see Note 11 for further discussion.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1. “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 as of January 1, 2009; see Note 14 for further discussion.

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

FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP No. FAS 157-4 as of March 30, 2009. As the FSP only clarified existing guidance, there was no material effect on the Company’s consolidated financial statements and notes.

FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 as of March 30, 2009; see Notes 9 and 15 for further discussion.

FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP No. FAS 115-2 and FAS 124-2 as of March 30, 2009. Upon adoption, the Company recorded an increase to retained earnings of $22.5 million ($14.4 million, net of tax) and a decrease to accumulated other comprehensive income of $22.5 million ($14.4 million, net of tax). See Note 7 for further discussion of the effect of adopting FSP No. FAS 115-2 and FAS 124-2 on the Company’s consolidated financial statements and notes.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company was required to adopt SFAS No. 165 as of June 28, 2009 and made the appropriate disclosures in Notes 1 and 19.

Accounting Standards Not Yet Adopted

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140 primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (as defined under previous accounting standards) must be evaluated for consolidation within an entity’s financial statements. Additionally, SFAS No. 166 will require enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN No. 46(R) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity.

The Company is required to adopt SFAS No. 166 and SFAS No. 167 as of January 1, 2010 and is currently evaluating the impact of adopting these new standards, which will likely result in the consolidation of all finance receivable securitization trusts that are not currently consolidated in the financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (ASC). The ASC is effective for interim and annual periods ending after September 15, 2009 and will become the single official source of authoritative, nongovernmental U.S. GAAP, other than guidance issued by the SEC. All other literature will become non-authoritative. The Company is currently evaluating the impact SFAS No. 168 will have on its consolidated financial statements and notes, but does not expect it to have a material impact other than changing the references the Company currently uses when citing U.S. GAAP standards.

3.	Additional Balance Sheet and Cash Flow Information

Finance receivables held for investment, net consist of the following (in thousands):

	June 28, 2009	December 31, 2008	June 29, 2008

Wholesale	$1,084,709	$1,164,236	$969,121
Retail	3,877,424	740,721	785,970

	4,962,133	1,904,957	1,755,091
Allowance for credit losses	114,335	40,068	35,889

	4,847,798	1,864,889	1,719,202
Investment in retained securitization interests	276,227	330,674	461,657

	$5,124,025	$2,195,563	$2,180,859

During the second quarter of 2009, the Company reclassified $3.14 billion of finance receivables held for sale at fair value to finance receivables held for investment, net due to the structure of its May 2009 term asset-backed securitization transaction and the Company’s intent to structure future securitization transactions in a manner that will not qualify for accounting sale treatment under the provisions of SFAS No. 140. As a result of the reclassification, the Company recorded a $72.7 million increase to the allowance for credit losses in order to establish the initial reserve for the reclassified receivables. Of the $72.7 million increase, $10.9 million related to the reclassification of finance receivables securitized in May 2009 and $61.8 million related to the reclassification of the remaining finance receivables held for sale.

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 28, 2009	December 31, 2008	June 29, 2008
Components at the lower of FIFO cost or market
Raw materials and work in process	$136,786	$151,896	$142,261
Motorcycle finished goods	229,137	185,464	114,590
Parts and accessories and general merchandise	105,711	103,682	118,318

Inventory at lower of FIFO cost or market	471,634	441,042	375,169
Excess of FIFO over LIFO cost	36,591	40,134	33,773

	$435,043	$400,908	$341,396

The reconciliation of net income to net cash (used by) provided by operating activities is as follows (in thousands):

	Six months ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income	$137,097	$410,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,892	102,619
Provision for employee long-term benefits	46,286	41,403
Contributions to pension and postretirement plans	(14,510)	(8,518)
Stock compensation expense	6,622	12,110
Loss on current year securitizations	—	5,370
Net change in wholesale finance receivables	91,046	246,301
Origination of retail finance receivables held for sale	(1,180,467)	(1,539,989)
Collections on retail finance receivables held for sale	473,989	139,592
Proceeds from securitization of retail finance receivables	—	467,722
Impairment of retained securitization interests	32,165	6,327
Lower of cost or fair market value adjustment on finance receivables held for sale	5,895	—
Goodwill impairment	28,387	—
Provision for credit losses	81,386	16,436
Foreign currency adjustments	(28,866)	(10,103)
Other, net	22,277	(460)
Changes in current assets and liabilities:
Accounts receivable, net	9,281	(12,370)
Finance receivables - accrued interest and other	1,064	1,074
Inventories	(19,440)	21,341
Accounts payable and accrued liabilities	2,233	74,338
Other	14,221	(12,577)

Total adjustments	(301,539)	(449,384)

Net cash used by operating activities	$(164,442)	$(39,016)

4.	Acquisition

On August 8, 2008, the Company announced the completion of its purchase of privately-held Italian motorcycle maker MV Agusta (MV). The Company acquired 100 percent of MV shares for total consideration of €68.3 million ($105.1 million), which includes the satisfaction of existing bank debt for €47.5 million ($73.2 million). In addition, the agreement provides for a contingent payment to the former owner of MV in 2016, if certain financial targets are met during 2013 through 2015. The contingent payment, which could be a material component of the final consideration, will be recorded as goodwill when the amount is determinable. The Company financed the transaction and MV’s initial working capital requirements through €130.0 million of debt under existing credit facilities. The Company believes the acquisition of MV will enhance the Company’s presence in Europe and its penetration into the performance segment of the motorcycle market. In conjunction with the acquisition of MV, the Company recorded goodwill of $82.4 million.

The operating results of MV, which is part of the Motorcycles segment, have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information reflecting this acquisition has not been disclosed as the pro forma impact on consolidated net income would not be material.

5.	Restructuring Costs

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) in the Motorcycles segment. The 2009 Restructuring Plan is designed to reduce excess capacity, exit certain business operations and lower the Company’s cost structure. The Company’s planned actions include: consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, Wisconsin; consolidating paint and frame operations at its assembly facility in York, Pennsylvania into existing operations at that site; closing its distribution facility in Franklin, Wisconsin and consolidating Parts and Accessories and General Merchandise distribution through a third party; and discontinuing the domestic transportation fleet.

In addition, as of June 28, 2009, the 2009 Restructuring Plan included a reduction of approximately 1,400 to 1,500 positions over 2009 and 2010. This included approximately 1,100 to 1,200 hourly production positions and approximately 300 non-production, primarily salaried positions. The Company expected that approximately 1,100 to 1,200 positions (800 to 900 hourly production and 300 non-production) of the total will be eliminated in 2009. The remaining 300 jobs will be eliminated during 2010. See Note 19 for disclosure of additional restructuring announcements made after June 28, 2009.

Restructuring charges consist of employee severance and termination costs, accelerated depreciation on the long lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. As of June 28, 2009, approximately 800 employees have left the Company under the 2009 Restructuring Plan.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of June 28, 2009 (in thousands):

	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Original reserve	$30,816	$3,786	$261	$34,863
Utilized - cash	(1,047)	—	$(261)	(1,308)
Utilized - noncash	(4,533)	$(3,786)	—	(8,319)

Balance, March 29, 2009	$25,236	—	—	$25,236
Additional provision	8,636	$5,355	$1,140	15,131
Utilized - cash	(7,140)	—	$(1,140)	(8,280)
Utilized - noncash	—	$(5,355)	—	(5,355)

Balance, June 28, 2009	$26,732	—	—	$26,732

The Company’s 2009 Restructuring Plan reserve includes an estimated amount for contingencies related to uncertainty surrounding the cost and execution of these planned actions. Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination and moving costs.

2008 Restructuring Plan

During the second quarter of 2008, the Company finalized a plan to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company executed this reduction through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. As a result of the workforce reduction plan, the Company recorded a $12.4 million charge during 2008 within selling and administrative expenses, of which $11.5 million and $0.9 million was recorded during the second and third quarters of 2008, respectively. The total restructuring charge consisted of $7.6 million of employee severance benefits and $4.8 million of special retiree benefits for those individuals eligible to receive benefits. All employees and contract workers affected by the 2008 Restructuring Plan departed from the Company during 2008.

The following table summarizes the Company’s 2008 Restructuring Plan reserve recorded in accrued liabilities as of June 28, 2009 (in thousands):

Employee Severance and Termination Costs
Balance, December 31, 2008	$2,149
Utilized - cash	(1,206)

Balance, March 29, 2009	$943
Utilized - cash	$(943)

Balance, June 28, 2009	—

6.	Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value goodwill must be adjusted to its implied fair value.

As a result of the Company’s lower shipment volume projections and the decrease in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value and as such the Company recorded an impairment charge of $28.4 million which represents the portion of the Company’s total goodwill balance associated with the Financial Services segment.

7.	Off-Balance Sheet Finance Receivable Securitizations

Prior to 2009, HDFS sold U.S. retail motorcycle loans through term asset-backed securitization transactions that qualified for accounting sale treatment under SFAS No. 140. Under the terms of these off-balance sheet term asset-backed securitization transactions, HDFS sold retail loans to a securitization trust. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests relating to off-balance sheet term asset-backed securitization transactions is included with finance receivables held for investment in the consolidated balance sheets.

The interest in excess cash flows reflects the expected cash flows arising from U.S. retail motorcycle loans sold to the securitization trust less expected servicing fees, credit losses and contracted payment obligations owed to securitization trust investors.

As part of the first quarter 2008 off-balance sheet term asset-backed securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. These securities have a stated principal and fixed interest rate and are subordinated to the senior securities within the securitization trust.

Reserve account deposits represent interest-earning cash deposits which collateralize the trust securities. The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreements.

HDFS retains servicing rights on the U.S. retail motorcycle loans that it has sold to the securitization trust and receives annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $2.46 billion of U.S. retail motorcycle loans securitized in off-balance sheet term asset-backed securitization transactions as of June 28, 2009. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services income as earned. HDFS earned $22.2 million from contractually specified servicing fees, late fees, and ancillary fees during the first six months of 2009. These fees are recorded in financial services income.

Gains or losses on off-balance sheet term asset-backed securitizations from the sale of the U.S. retail motorcycle loans are recognized in the period in which the sale occurs. The amount of the gain or loss depends on the proceeds received and the original carrying amount of the transferred U.S. retail motorcycle loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

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

The investment in retained securitization interests is measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the investment in retained securitization interests is recorded at fair value and periodically reviewed for impairment. Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflect the assumptions marketplace participants would use. If the fair value of the investment in retained securitization interests is less than the amortized cost, an unrealized loss exists which indicates that the investment is other-than-temporarily impaired.

As discussed in Note 2, the Company adopted FSP FAS 115-2 and FAS 124-2 on March 30, 2009. In accordance with the FSP, if management has no intent to sell the other-than-temporarily impaired investment and it is more likely than not that it will not be required to sell, only the credit loss component of the impairment is recognized in earnings, while the rest of the impairment is recognized as an unrealized loss in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining life of the investment as projected using assumptions for credit losses, prepayments and discounts rates as discussed below.

Upon adoption of FSP FAS 115-2 and FAS 124-2, the Company recorded an increase to the opening balance of retained earnings of $22.5 million ($14.4 million, net of tax) and a decrease to accumulated other comprehensive income of $22.5 million ($14.4 million, net of tax) to reclassify the non-credit component of $52.2 million of previously recognized impairments on its investment in retained securitization interests. The credit component of previously recognized impairments on its investment in retained securitization interests was $29.7 million. The fair value of the investment in retained securitization interests did not change.

During the three months ended June 28, 2009, the Company recorded other-than-temporary impairments related to its investment in retained securitization interests. The impairments were due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds on certain securitization portfolios. As prescribed by FSP FAS 115-2 and FAS 124-2, the Company recognized the credit component of the other-than-temporary impairment in earnings and the non-credit component in other comprehensive income as the Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell it prior to recovery of its cost basis. The components of the impairment are as follows (in thousands):

Three months ended June 28, 2009
Total other-than-temporary impairment losses	$13,668
Portion of loss reclassified from other comprehensive income	1,366

Net impairment losses recognized in earnings	$15,034

The following activity only applies to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment is recognized in earnings and a component is recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests still held as of June 28, 2009 is as follows (in thousands):

Three months ended June 28, 2009
Balance, beginning of period	$29,686
Credit component recognized in earnings during the period	15,034
Reductions due to sale/repurchase(1)	(391)

$44,329

(1)	The Company exercised its 10% clean up call repurchase option for certain securitization trusts.

Prior to March 30, 2009, if an impairment existed and management deemed it to be other-than-temporary, the entire impairment was recorded in the consolidated statements of income. During the three months ended March 29, 2009, the Company recorded an other-than-temporary impairment charge of $17.1 million related to its investment in retained securitization interests which included both the credit and non-credit components.

During the six months ended June 29, 2008, the Company recorded an other-than-temporary impairment charge of $6.3 million related to its investment in retained securitization interests. The decline in fair value below amortized cost was due to higher actual and anticipated credit losses on certain securitization portfolios. This charge was recorded as a reduction of financial services income.

The following table summarizes the amortized cost, fair value and gross unrealized gains and losses of the investment in retained securitization interests (in thousands):

	June 29, 2008
	Total Investment in Retained Securitization Interests	Investment in Retained Securitization Interests Currently in a Loss Position	Investment in Retained Securitization Interests Currently in a Gain Position
Amortized cost	$298,264	$266,441	$31,823
Gross unrealized gains	649	—	649
Gross unrealized losses	(22,686)	(22,686)	—

Fair value	$276,227	$243,755	$32,472

The unrealized loss position is primarily due to an increased discount rate in the fourth quarter of 2008 from 12% to 18%. None of the investments in retained securitization interests have been in a continuous unrealized loss position for more than 12 months.

The investment in retained securitization interests has no stated contractual maturity date. Historically, the investment in retained securitization interests has a life of approximately four years.

As of June 28, 2009, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

Prepayment speed (Single Monthly Mortality)	1.75%
Weighted-average life (in years)	2.08
Expected cumulative net credit losses	5.31%
Residual cash flows discount rate	17.83%

The table below summarizes, as of June 28, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted:

Expected weighted-average cumulative net credit losses (%) as of :	Loans securitized in
	2009	2008	2007	2006	2005
June 28, 2009	—	5.50%	5.59%	5.13%	4.66%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at June 28, 2009 is as follows (dollars in thousands):

Carrying amount/fair value of retained interests	$276,227
Weighted-average life (in years)	2.08

Prepayment speed assumption (monthly rate)	1.75%
Impact on fair value of 10% adverse change	$(3,515)
Impact on fair value of 20% adverse change	$(6,928)

Expected cumulative net credit losses	5.31%
Impact on fair value of 10% adverse change	$(36,009)
Impact on fair value of 20% adverse change	$(71,505)

Residual cash flows discount rate (annual)	17.83%
Impact on fair value of 10% adverse change	$(6,792)
Impact on fair value of 20% adverse change	$(13,327)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the six months ended June 28, 2009 (in thousands):

Proceeds from new securitizations	—
Servicing fees received	$15,202
Other cash flows received on retained interests	$32,927
10% clean-up call repurchase option	$100,317

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by off-balance sheet securitization trusts and those held by HDFS. As of June 28, 2009, managed retail motorcycle loans totaled $5.92 billion, of which $2.46 billion were securitized in off-balance sheet term asset-backed securitization transactions. The principal amount of managed retail motorcycle loans 30 days or more past due was $262.4 million at June 28, 2009. The principal amount of securitized retail motorcycle loans 30 days or more past due was $147.0 million at June 28, 2009. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $78.7 million during the first six months of 2009 which includes securitized retail motorcycle loan credit losses, net of recoveries, of $47.0 million.

8.	Secured Borrowings

Asset-Backed Commercial Paper Conduit Facility

In December 2008, HDFS transferred $666.7 million of U.S. retail motorcycle finance receivables to a special purpose entity (SPE), which in turn, issued $500.0 million of debt to third-party bank-sponsored asset-backed commercial paper conduits. The SPE funded the purchase of the finance receivables from HDFS primarily with cash obtained through the issuance of the debt. In April 2009, HDFS replaced its December 2008 asset-backed commercial paper conduit facility agreement (2008 Loan Agreement) with a new revolving agreement (2009 Conduit Loan Agreement).

As part of the April 2009 transaction, HDFS transferred an additional $354.4 million of U.S. retail motorcycle loans to the SPE and increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. HDFS is the primary and sole beneficiary of the SPE, and the finance receivables transfer does not satisfy the requirements for accounting sale treatment under SFAS No. 140. Therefore, the assets and associated debt are included in the Company’s financial statements. The SPE is a separate legal entity and as such the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors.

The 2009 Conduit Loan Agreement provides for a total aggregate commitment of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The interest rates for this debt provide for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $1.20 billion. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the 2009 Conduit Loan Agreement will expire on April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full.

The assets of the SPE totaled $916.8 million at June 28, 2009 and are included primarily in other current assets and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At June 28, 2009, the SPE held finance receivables of $848.1 million restricted as collateral for the payment of $600.5 million short-term asset-backed conduit facility debt, which is included in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $43.6 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt at June 28, 2009. During the six-months ended June 28, 2009, the SPE recorded interest expense on the debt of $28.3 million, which is included in HDFS interest expense, a component of Financial Services expense.

On-Balance Sheet Securitizations

In May 2009, HDFS transferred $641.0 million of U.S. retail motorcycle loans to a SPE which in turn issued $500.0 million of secured notes, with various maturities and interest rates, to investors. This term asset-backed securitization transaction was “eligible collateral” under the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of this term asset-backed securitization transaction did not satisfy the requirements for accounting sale treatment under SFAS No. 140; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPE are included in the Company’s consolidated financial statements as HDFS is the primary and sole beneficiary of the SPE.

The SPE is a separate legal entity and the U.S. retail motorcycle loans that have been included in the term asset-backed securitization are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPE are used only to support the on-balance sheet securitization. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle loans are applied to outstanding principal. The maturity of each class of secured notes ranges from May 2010 to January 2017.

The assets of the SPE totaled $644.6 million at June 28, 2009 and are included primarily in other current assets and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At June 28, 2009, the SPE held finance receivables of $608.5 million restricted as collateral for the payment of the $486.1 million secured notes, which are classified in short-term debt in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $33.1 million of cash restricted for payment on the outstanding debt at June 28, 2009. During the six-months ended June 28, 2009, the SPE recorded interest expense on the secured notes of $2.1 million, which is included in HDFS interest expense, a component of Financial Services expense.

9.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables held for investment, net, finance receivables held for sale, trade payables, debt, foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 11). Under U.S. GAAP certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

Cash and Cash Equivalents, Restricted Cash, Trade Receivables and Trade Payables – With the exception of certain money-market investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities – Marketable securities are recorded in the financial statements at fair value. The fair value of marketable securities is based primarily on quoted market prices. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholders’ equity.

Finance Receivables Held for Investment, Net – Finance receivables held for investment are recorded in the financial statements at historical cost. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. The historical cost basis of wholesale finance receivables approximates fair value because they are either short-term or have interest rates that adjust with changes in market interest rates. The fair value of retail and wholesale finance receivables was $4.88 billion at June 28, 2009.

The fair value of investment in retained securitization interest is recorded in the financial statements at fair value and is estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions.

Finance Receivables Held for Sale – Finance receivables held for sale in the aggregate were recorded at the lower of cost or estimated fair value. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporate appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments, that in management’s judgment, reflected assumptions marketplace participants would have used.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under the Global Credit Facilities approximates fair value since the interest rates charged under this facility are tied directly to market rates and fluctuate as market rates change. The carrying value of commercial paper approximates fair value due to its short maturity. The carrying value of the asset-backed commercial paper conduit facility approximates the fair value since the interest rates charged on the outstanding portion are tied directly to market rates and fluctuate as market rates change.

At June 28, 2009 the fair value of the Medium-Term Notes was $1.39 billion. The fair value of the Medium-Term Notes issued during 2008 and 2007 is estimated based upon rates currently available for debt with similar terms and remaining maturities. The remaining Medium-Term Notes are carried at fair value and include a fair value adjustment due to the interest rate swap agreement, designated as a fair value hedge, which effectively converts a portion of the note from a fixed to a floating rate.

At June 28, 2009 the fair value of the Senior Unsecured Notes was $709.9 million. The fair value of the Senior Unsecured Notes is estimated based upon rates currently available for debt with similar terms and remaining maturities.

At June 28, 2009 the fair value of the debt related to the on-balance sheet securitization transaction was $498.0 million. The fair value of this debt is estimated based on pricing currently available for transactions with similar terms and maturities.

10.	Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 and June 29, 2008 (in thousands):

	Balance as of June 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$799,846	$799,846	—	—
Derivatives	18,280	—	$18,280	—
Investment in retained securitization interests	276,227	—	—	$276,227

	$1,094,353	$799,846	$18,280	$276,227

Liabilities:
Derivatives	$19,705	—	$19,705	—

	Balance as of June 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and marketable securities	$531,991	$531,467	$524	—
Derivatives	7,362	—	7,362	—
Investment in retained securitization interests	461,657	—	—	$461,657

	$1,001,010	$531,467	$7,886	$461,657

Liabilities:
Derivatives	$21,665	—	$21,665	—

The investment in retained securitization interests is valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at June 28, 2009 and June 29, 2008. The following table presents additional information about the investment in retained securitization interests which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance, beginning of period	$315,543	$496,511	$330,674	$407,742
Realized (losses)/gains included in financial services income(a)	(7,676)	11,076	(11,812)	26,234
Unrealized gains (losses) included in other comprehensive income(b)	1,265	(20,717)	4,623	(8,323)
Sales, repurchases and settlements, net	(32,905)	(25,213)	(47,258)	36,004

Balance, end of period	$276,227	$461,657	$276,227	$461,657

(a)	As discussed in Note 7, realized (losses)/gains included in financial services income includes an impairment charge of $15.0 and $32.2 million for the three and six months ended June 28, 2009, respectively. The impairment charge for the three and six months ended June 29, 2008 was $6.3 million.
(b)	During the three and six months ended June 28, 2009, $1.4 million of net unrealized losses were reclassified out of accumulated other comprehensive income into financial services income.

11.	Derivative Instruments and Hedging Activities

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

All derivative instruments are recognized on the balance sheet at fair value (see Note 10). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments which do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper and on its debt by converting portions of HDFS’ floating-rate debt to a fixed rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by an off-balance sheet QSPE, do not qualify for hedge accounting treatment. Additionally, to facilitate asset-backed commercial paper conduit facility agreements that the Company entered into in December 2008 and April 2009, HDFS entered into derivative contracts, certain of which do not qualify for hedge accounting treatment.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

Derivatives Designated As Hedging Instruments Under SFAS No. 133	June 28, 2009
	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Foreign currency contracts(3)	$294,831	—	$7,918
Natural gas contracts(3)	3,162	—	402
Interest rate swaps - unsecured commercial paper(3)	203,700	—	11,385
Interest rate swaps - medium-term notes(4)	150,000	8,027	—

Total	$651,693	$8,027	$19,705

Derivatives Not Designated As Hedging Instruments Under SFAS No. 133	June 28, 2009
	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Derivatives - securitization transactions	$530,161	$716	—
Derivatives - conduit facility	631,251	9,537	—

	$1,161,412	$10,253	—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

Cash Flow Hedges	Amount of Gain/(Loss) Recognized in OCI
	Three months ended June 28, 2009	Six months ended June 28, 2009
Foreign currency contracts	$(17,715)	$8,717
Natural gas contracts	(222)	(980)
Interest rate swaps - unsecured commercial paper	1,751	1,071
Interest rate swaps - conduit facility	(711)	(1,447)

Total	$(16,897)	$7,361

Cash Flow Hedges	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended June 28, 2009	Six months ended June 28, 2009	Expected to be Reclassified Over the Next Twelve Months
Foreign currency contracts(1)	$6,654	$27,870	$(7,918)
Natural gas contracts(1)	(955)	(1,912)	(402)
Interest rate swaps - unsecured commercial paper(2)	(2,212)	(4,540)	(6,921)
Interest rate swaps - conduit facility(2)	(4,825)	(6,452)	—

Total	$(1,338)	$14,966	$(15,241)

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the three and six months ended June 28, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

Fair Value Hedges	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended June 28, 2009	Six months ended June 28, 2009
Interest rate swaps - medium-term notes(1)	$(924)	$(1,671)

Fair Value Hedges	Amount of Gain/(Loss) Recognized in Income on Hedged Debt
	Three months ended June 28, 2009	Six months ended June 28, 2009
Interest rate swaps - medium-term notes(1)	$924	$1,671

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments for the three months ended June 28, 2009 (in thousands):

Derivatives not Designated as Hedges	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended June 28, 2009	Six months ended June 28, 2009
Derivatives - securitization transactions(1)	$205	$404
Derivatives - conduit facility(1)	513	233

	$718	$637

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

12.	Income Taxes

During the first half of 2009, income tax expense was impacted by an unanticipated change in Wisconsin tax law resulting in a valuation allowance of $22.5 million related to net operating loss carryforwards, a non-deductible goodwill impairment charge and the tax implications of MV.

13.	Product Warranty and Safety Recall Campaigns

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance, beginning of period	$64,807	$77,208	$64,543	$70,523
Warranties issued during the period	11,123	13,407	23,811	25,648
Settlements made during the period	(16,813)	(15,165)	(32,937)	(29,166)
Recalls and changes to pre-existing warranty liabilities	1,818	5,977	5,518	14,422

Balance, end of period	$60,935	$81,427	$60,935	$81,427

The liability for safety recall campaigns was $3.0 million and $2.9 million as of June 28, 2009 and June 29, 2008, respectively.

14.	Earnings Per Share

As discussed in Note 2, the Company was required to adopt FSP EITF 03-6-1 as of January 1, 2009. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128. The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of June 28, 2009 and June 29, 2008.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator:
Net income used in computing basic and diluted earnings per share	$19,750	$222,787	$137,097	$410,368

Denominator:
Denominator for basic earnings per share - weighted-average common shares	232,616	235,067	232,442	236,067
Effect of dilutive securities - employee stock compensation plan	904	247	646	210

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	233,520	235,314	233,088	236,277

Basic earnings per share	$0.08	$0.95	$0.59	$1.74
Diluted earnings per share	$0.08	$0.95	$0.59	$1.74

Outstanding options to purchase 5.1 million and 5.4 million shares of common stock for the three months ended June 28, 2009 and June 29, 2008, respectively, and 5.5 million and 5.0 million shares of common stock for the six months ended June 28, 2009 and June 29, 2008, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

15.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	June 28, 2009		June 29, 2008
Net income		$19,750		$222,787
Other comprehensive income, net of tax:
Foreign currency translation adjustment		28,915		(96)
Investment in retained securitization interest:
Unrealized net losses arising during the period	(65)		(13,362)
Less: net losses reclassified into net income	(876)	811	—	(13,362)

Derivative financial instruments:
Unrealized net losses arising during period	(9,469)		(95)
Less: net losses reclassified into net income	(794)	(8,675)	(10,321)	10,226

Pension and postretirement benefit plans:
Amortization of actuarial loss	2,534		1,844
Amortization of net prior service cost	693	3,227	779	2,623

		$44,028		$222,178

	Six months ended
	June 28, 2009		June 29, 2008
Net income		$137,097		$410,368
Other comprehensive income, net of tax:
Foreign currency translation adjustment		9,566		21,374
Investment in retained securitization interest:
Unrealized net gains (losses) arising during the period	2,105		(5,442)
Less: net gains (losses) reclassified into net income	(876)	2,981	—	(5,442)

Derivative financial instruments:
Unrealized net gains (losses) arising during period	5,711		(14,344)
Less: net gains (losses) reclassified into net income	9,227	(3,516)	(25,113)	10,769

Marketable securities
Net losses reclassified into net income	—	—	(68)	68

Pension and postretirement benefit plans:
Amortization of actuarial loss	5,334		3,688
Amortization of net prior service cost	1,432		1,558
Pension and postretirement plan funded status adjustment	4,147		—
Less: actuarial loss reclassified into net income due to settlement	(232)		—
Less: prior service cost reclassified into net income due to curtailment	(2,839)		—
Less: actuarial loss write-off due to curtailment	(8,352)	22,336	—	5,246

		$168,464		$442,383

16.	Employee Benefit Plans

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

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Pension and SERPA Benefits
Service cost	$12,894	$12,841	$24,918	$25,682
Interest cost	20,526	17,148	39,155	34,296
Expected return on plan assets	(24,103)	(22,015)	(45,855)	(44,030)
Amortization of unrecognized:
Prior service cost	1,576	1,540	3,041	3,080
Net loss	3,064	1,604	6,091	3,208
Curtailment loss	—	—	4,164	—
Settlement loss	—	—	370	—

Net periodic benefit cost	$13,957	$11,118	$31,884	$22,236

Postretirement Healthcare Benefits
Service cost	$2,945	$3,270	$5,946	$6,540
Interest cost	5,845	5,410	11,572	10,820
Expected return on plan assets	(2,858)	(2,808)	(5,652)	(5,616)
Amortization of unrecognized:
Prior service credit	(297)	(281)	(584)	(562)
Net loss	1,424	1,375	2,866	2,750
Curtailment loss	—	—	369	—
Special retiree benefits	—	3,955	—	3,955

Net periodic benefit cost	$7,059	$10,921	$14,517	$17,887

As discussed in Note 5, the Company recorded restructuring expense of $50.0 million during the first half of 2009. The restructuring action resulted in a pension and postretirement healthcare plan curtailment loss of $4.5 million, which is included in the $50.0 million restructuring expense, and an increase to equity of $13.3 million, or $8.4 million net of tax, which is included in accumulated other comprehensive income, during the first half of 2009. The plan curtailment also resulted in a plan remeasurement using a discount rate of 6.4% compared to 6.1% at December 31, 2008. All other significant assumptions remain unchanged from the December 31, 2008 measurement date. As a result of the remeasurement, the Company recognized a funded status adjustment consisting of a $6.6 million decrease to its pension and postretirement healthcare liabilities and an increase to accumulated other comprehensive income of $6.6 million, or $4.1 million net of tax.

Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company expects it will make additional contributions of approximately $40 million to $80 million to further fund its pension plans during the second half of 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

17.	Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Motorcycles net revenue	$1,153,645	$1,572,569	$2,444,293	$2,878,882

Gross profit	386,278	561,924	863,061	1,038,061
Operating expense	203,581	234,292	416,891	448,825
Restructuring expense	15,131	11,549	49,993	11,549

Operating income from Motorcycles	167,566	316,083	396,177	577,687

Financial Services income	123,967	106,840	228,634	200,129
Financial Services expense	186,086	69,693	279,548	128,075

Operating (loss) income from Financial Services before goodwill impairment	(62,119)	37,147	(50,914)	72,054
Goodwill impairment	28,387	—	28,387	—

Operating (loss) income from Financial Services	(90,506)	37,147	(79,301)	72,054

Corporate expense	6,312	7,367	14,082	12,825

Income from operations	$70,748	$345,863	$302,794	$636,916

As discussed in Note 3, Financial Services expense for the three months ended June 28, 2009 includes a $72.7 million charge related to increased provision for credit losses resulting from the one-time reclassification of finance receivables held for sale to finance receivables held for investment.

As discussed in Note 6, the Company recorded a $28.4 million goodwill impairment charge related to HDFS during the second quarter of 2009.

As discussed in Note 7, Financial Services income for the three and six months ended June 28, 2009 includes an impairment charge of $15.0 million and $32.2 million, respectively, related to the investment in retained securitization interests. For the three and six months ended June 29, 2008, the impairment charge was $6.3 million.

18.	Commitment and Contingencies

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

19.	Subsequent Events

On July 14, 2009, HDFS transferred $897.4 million of U.S. retail motorcycle finance receivables to a SPE, which in turn issued $700.0 million of secured notes, with various maturities and interest rates, to investors. This term asset-backed securitization transaction was “eligible collateral” under the TALF program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of this term asset-backed securitization transaction did not satisfy the requirements for accounting sale treatment under SFAS No. 140; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPE will be included in the Company’s consolidated financial statements as HDFS is the primary and sole beneficiary of the SPE.

On July 16, 2009, the Company announced it would be reducing Harley-Davidson wholesale motorcycle shipments for the remainder of 2009 due to a decline in retail motorcycle sales. As a result of lower shipment volumes, the Company will implement a further reduction this year of approximately 700 positions in the hourly production workforce. The Company will also be reducing the non-production, primarily salaried headcount by an approximate 300 additional positions, including a reduction at HDFS.

On a combined basis with the previously announced 2009 restructuring plans, the Company now expects to incur one-time restructuring charges of approximately $160 million to $190 million during 2009 and 2010, an increase of approximately $40 million from the previous estimate of approximately $120 million to $150 million. The Company expects that approximately 80% of these costs will be paid in cash with the balance consisting of non-cash charges. The Company expects to incur between approximately $130 million and $150 million of these costs in 2009, of which $50.0 million was recorded during the first half of 2009. The remaining restructuring costs are expected to be incurred in 2010. Restructuring costs are disclosed separately in the Company’s income statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the group of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight custom, touring and cruiser motorcycles. HDMC manufactures five families: Touring, Dyna®, Softail®, Sportster® and VRSC. Buell produces American sport performance motorcycles. MV produces premium, high-performance sport motorcycles sold under the MV Agusta® brand and lightweight sport motorcycles sold under the Cagiva® brand. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

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

Overview

The Company’s financial results continue to be impacted by the difficult economic environment. Net income and diluted earnings per share for the second quarter of 2009 were down 91.1% and 91.6%, respectively, compared to the second quarter of 2008. Net income during the second quarter was affected by the 27.6% reduction in wholesale shipments of Harley-Davidson motorcycles compared to last year’s second quarter and by charges related to HDFS, including a $72.7 million credit loss provision related to a one-time reclassification of finance receivables held for sale to finance receivables held for investment and a $28.4 million goodwill impairment charge to write off goodwill related to the Financial Services segment.

Retail sales of Harley-Davidson motorcycles by independent dealers also continued to be impacted by the difficult economy, with worldwide retail sales of Harley-Davidson motorcycles down 30.1% in the second quarter of 2009 as compared to the prior year quarter. In the second quarter of 2009 U.S. retail sales of Harley-Davidson motorcycles were down 35.1% and international retail sales were down 18.2% as compared to the second quarter of 2008. On an industry-wide basis, retail sales of heavyweight motorcycles in the United States declined 48.1% during the second quarter.

Guidance(1)

In light of the decline in retail motorcycle sales, the Company lowered its 2009 shipment expectations for Harley-Davidson motorcycles. The Company announced on July 16, 2009, plans to ship between 212,000 and 228,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2009, and 52,000 to 57,000 in the third quarter of 2009. The Company’s prior 2009 guidance was for shipments of 264,000 to 273,000 Harley-Davidson motorcycles. The Company remains committed to shipping fewer Harley-Davidson motorcycles to its worldwide dealer network than it expects they will sell at retail.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” included in this report, and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (July 31, 2009), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

In addition, on July 16, 2009, the Company re-affirmed its expectation for full-year 2009 gross margin of between 30.5% and 31.5%. The Company expects that the negative pressure on margins resulting from the additional shipment reduction will be offset by a product mix that is more favorable than previously anticipated and by increased productivity coming from manufacturing operations. On a full year basis, the gross margin expectations include the anticipated benefits of increased manufacturing productivity, favorable raw materials and a more favorable product mix which will be offset by higher anticipated fixed costs per unit and the anticipated negative impact of foreign currency exchange rate changes.

Also on July 16, 2009, the Company revised its expected capital expenditures for 2009 to approximately $145 million to $175 million including approximately $20 million to $30 million for capital expenditures made in connection with its restructuring activities in 2009. In the aggregate, this represents an approximately $77 million to $107 million decrease from the Company’s 2008 capital expenditures. The Company anticipates it will have the ability to fund all capital expenditures in 2009 with internally generated funds.(1)

Outlook(1)

The Company continues to follow its three-part strategy for managing through the global economic downturn and strengthening its operations and financial results going forward. That strategy consists of: 1) continuing to invest in the Harley-Davidson brand; 2) creating the appropriate cost structure; and 3) obtaining funding to support the lending activities of HDFS.

The Company believes the reductions to its Harley-Davidson’s motorcycle shipment plans for 2009 reflect the Company’s focus on maintaining brand strength. At the same time, the Company continues to focus on marketing and product development while working to reduce complexity and improve efficiency throughout the product development and manufacturing processes.

The Company continues to work on lowering its cost structure and is proceeding with its previously announced plans which have been adjusted for the additional shipment reductions. As a result of the shipment reductions announced on July 16, 2009, the Company will implement an additional reduction of approximately 700 positions in the hourly production workforce in 2009. The Company will also be reducing the non-production, primarily salaried headcount by approximately 300 additional positions in 2009, including a reduction of approximately 100 positions at HDFS. Earlier this year, the Company had announced workforce reductions totaling about 1,100 to 1,200 hourly production positions in 2009 and 2010 and about 300 non-production, primarily salaried positions in 2009.

In addition to the workforce reductions and decrease in selling, administrative and engineering spending, the Company is moving forward with its plans to reduce excess capacity and exit ancillary business operations. This includes the consolidation of its two Milwaukee-area powertrain plants into one facility. As a result of anticipated production shutdowns and line-rate reductions required to achieve the most recently announced volume reduction, the Company expects it will be able to accelerate and substantially complete the powertrain plant consolidation by mid-2010. The Company is also working to consolidate paint and frame operations at its York, Pennsylvania facilities into one plant and close its Franklin, Wisconsin Parts and Accessories distribution center and consolidate those operations with General Merchandise distribution through a third-party logistics company. Finally, in April 2009, the Company completed the transition of its U.S. transportation fleet operations to a third-party.

On a combined basis, the Company now expects the volume reductions and restructuring activities to result in one-time restructuring charges of approximately $160 million to $190 million over the course of 2009 and 2010, an increase of $40 million from previous estimates, including $50.0 million incurred during the first half of 2009. The Company now estimates ongoing annual savings of approximately $140 million to $150 million, or $70 million greater than previously estimated, upon completion of the announced restructuring actions. Savings in 2009 are now estimated to be $70 million to $85 million.

Since the announcement of the original cost reduction plans in January 2009, the Company has determined that its York, Pennsylvania manufacturing operations are not currently competitive or sustainable. The Company has undertaken a study to determine whether major, additional restructuring at York can achieve cost and efficiency targets to make the operations viable or, alternatively, whether the Company will relocate the York operations to another U.S. location. The Company expects to make a decision on the status of the York operations later this year. The potential costs associated with an additional potential restructuring at York are not included in the previously discussed costs and savings related to 2009 restructuring activities.

The Company continues to focus on the funding needs of HDFS and believes it has secured the funding required for HDFS lending activities through the end of 2009 and into 2010. The Company continues to evaluate additional funding alternatives to lower its cost of funding and to further diversify its funding sources. The Company’s funding plans and requirements are discussed in greater detail under “Liquidity and Capital Resources.”

Results of Operations for the Three Months Ended June 28, 2009

Compared to the Three Months Ended June 29, 2008

Consolidated Results

(in thousands, except earnings per share)	Three months ended		(Decrease) Increase	% Change
	June 28, 2009	June 29, 2008
Operating income from motorcycles & related products	$167,566	$316,083	$(148,517)	(47.0)%

Operating (loss) income from financial services before goodwill impairment	(62,119)	37,147	(99,266)	(267.2)
Goodwill impairment	28,387	—	28,387	N/M

Operating (loss) income from financial services	(90,506)	37,147	(127,653)	(343.6)

Corporate expense	6,312	7,367	(1,055)	(14.3)

Consolidated income from operations	70,748	345,863	(275,115)	(79.5)
Investment income	317	2,240	(1,923)	(85.8)
Interest expense	1,538	—	1,538	N/M

Income before provision for income taxes	69,527	348,103	(278,576)	(80.0)
Provision for income taxes	49,777	125,316	(75,539)	(60.3)

Net income	$19,750	$222,787	$(203,037)	(91.1)%

Diluted earnings per share	$0.08	$0.95	$(0.87)	(91.6)%

The Company’s second quarter net income was $19.8 million, a decrease of $203.0 million, or 91.1%, from the same period last year. Diluted earnings per share also decreased as a result of lower net income, down 91.6% from the second quarter of 2008. As discussed in Overview, net income for the second quarter of 2009 was affected by the 27.6% reduction in wholesale shipments of Harley-Davidson motorcycles and by charges related to HDFS, including a $72.7 million provision for credit losses as well as a $28.4 million goodwill impairment charge to write off goodwill related to HDFS.

The effective income tax rate for the second quarter of 2009 was 71.6% compared to 36.0% for the second quarter of 2008. The increase was primarily due to the $28.4 million goodwill impairment charge which was non-deductible, as well as tax implications associated with MV. The Company expects its full-year 2009 effective tax rate to be approximately 55% due to the items listed above as well as the previously reported one-time tax charge of $22.5 million in the first quarter of 2009 and the implications of reduced shipments on earnings for the remainder of the year .(1)

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 30.1% during the second quarter of 2009 compared to the second quarter of 2008. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 35.1% in the United States and 18.2% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 48.1% in the United States and down 16.8% in Europe when compared to the same periods in 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended		Decrease	% Change
	June 28, 2009	June 29, 2008

North America Region
United States	54,410	83,865	(29,455)	(35.1)%
Canada	5,015	8,187	(3,172)	(38.7)

Total North America Region	59,425	92,052	(32,627)	(35.4)

Europe Region (Includes Middle East and Africa)
Europe(b)	15,327	16,728	(1,401)	(8.4)
Other	971	1,403	(432)	(30.8)

Total Europe Region	16,298	18,131	(1,833)	(10.1)

Asia Pacific Region
Japan	4,022	4,067	(45)	(1.1)
Other	2,403	2,850	(447)	(15.7)

Total Asia Pacific Region	6,425	6,917	(492)	(7.1)

Latin America Region	1,420	2,401	(981)	(40.9)

Total Worldwide Retail Sales	83,568	119,501	(35,933)	(30.1)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended				(Decrease) Increase	% Change
	June 28, 2009		June 29, 2008

United States	35,194	60.5%	51,449	64.1%	(16,255)	(31.6)%
International	22,985	39.5%	28,877	35.9%	(5,892)	(20.4)

Harley-Davidson motorcycle units	58,179	100.0%	80,326	100.0%	(22,147)	(27.6)

Touring motorcycle units	20,989	36.1%	25,248	31.4%	(4,259)	(16.9)
Custom motorcycle units*	22,245	38.2%	41,922	52.2%	(19,677)	(46.9)
Sportster motorcycle units	14,945	25.7%	13,156	16.4%	1,789	13.6

Harley-Davidson motorcycle units	58,179	100.0%	80,326	100.0%	(22,147)	(27.6)%

Buell and MV motorcycle units	3,774		4,072		(298)	(7.3)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 58,179 Harley-Davidson motorcycles worldwide during the second quarter of 2009 and announced on July 16, 2009 that it anticipates shipping between 52,000 to 57,000 Harley-Davidson motorcycle units in the third quarter of 2009.(1) The anticipated third quarter shipments are approximately 17,700 to 22,700 fewer units than the third quarter of 2008 and is consistent with the Company’s July 16, 2009 announced plan to reduce 2009 annual shipments by 25% to 30% from 2008.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended		(Decrease) Increase	% Change
	June 28, 2009	June 29, 2008
Net Revenue
Harley-Davidson motorcycles	$808,709	$1,184,369	$(375,660)	(31.7)%
Buell & MV motorcycles	39,934	41,518	(1,584)	(3.8)

	848,643	1,225,887	(377,244)	(30.8)

Parts & Accessories	231,470	265,665	(34,195)	(12.9)
General Merchandise	69,601	76,790	(7,189)	(9.4)
Other	3,931	4,227	(296)	(7.0)

Net revenue	1,153,645	1,572,569	(418,924)	(26.6)

Cost of goods sold	767,367	1,010,645	(243,278)	(24.1)

Gross profit	386,278	561,924	(175,646)	(31.3)

Selling & administrative expense	179,194	186,913	(7,719)	(4.1)
Engineering expense	24,387	47,379	(22,992)	(48.5)
Restructuring expense	15,131	11,549	3,582	31.0

Operating expense	218,712	245,841	(27,129)	11.0

Operating income from motorcycles	$167,566	$316,083	$(148,517)	(47.0)%

Net revenue declined $418.9 million, or 26.6%, primarily due to the Company’s previously announced decision to lower Harley-Davidson wholesale motorcycle unit shipment volumes. The net decrease in sales volume across the Company’s product lines resulted in lower revenue of approximately $354 million. Net revenue also decreased due to the impact of changes in foreign currency exchange rates of approximately $49 million and product mix changes of approximately $15 million. The Company’s foreign currency revenues, primarily in Europe, were negatively impacted during the quarter by the strengthening of the U.S. dollar.

Cost of goods sold decreased $243.3 million, or 24.1%, primarily due to the net lower wholesale shipment volumes. Lower volumes reduced cost of goods sold by approximately $204 million while the impact of changes in foreign currency exchange rates and foreign currency hedging gains also reduced cost of goods sold by approximately $36 million. Favorability in raw material prices of approximately $16 million and product mix of approximately $2 million was offset by approximately $15 million of higher manufacturing cost. The higher manufacturing cost was driven by the allocation of fixed costs over fewer units and increased product cost due to increased product content, such as new features and options on the Company’s motorcycles. These increased costs were partially offset by productivity gains.

The net decrease in operating expense was primarily due to the Company’s ongoing cost reduction initiatives. For further information regarding the Company’s previously announced restructuring activities refer to Notes 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended		Increase (Decrease)	% Change
	June 28, 2009	June 29, 2008
Interest income	$106,159	$62,489	$43,670	69.9%
(Loss) income from securitizations	(7,676)	11,954	(19,630)	(164.2)
Other income	25,484	32,397	(6,913)	(21.3)

Financial services income	123,967	106,840	17,127	16.0

Interest expense	79,118	27,971	51,147	182.9
Operating expenses	106,968	41,722	65,246	156.4

Financial services expense	186,086	69,693	116,393	167.0

Operating (loss) income from financial services before goodwill impairment	(62,119)	37,147	(99,266)	(267.2)
Goodwill impairment	28,387	—	28,387	N/M

Operating (loss) income from financial services	$(90,506)	$37,147	(127,653)	(343.6)%

During the second quarter of 2009, interest income benefited from higher average retail and wholesale receivables, partially offset by lower wholesale lending rates. The increase in retail receivables outstanding was driven by a reduction in off-balance sheet term asset-backed securitization activity throughout 2008 and in the first half of 2009 due to capital market volatility and the Company’s May 2009 securitization transaction which did not qualify for off-balance sheet treatment. The increase in wholesale outstanding receivables resulted from slower collections due in part to the Company’s decision to extend winter financing terms for U.S. dealers from mid-March to the end of April 2009. Interest expense was higher in the second quarter of 2009 due to increased borrowings to support the growth in outstanding retail and wholesale receivables as well as an increased cost of borrowing as compared to the same period of 2008.

(Loss) income from securitizations in the second quarter of 2009 was $19.6 million lower as compared to second quarter of 2008 due to reduced income earned from the investment in retained securitization interests and a larger other-than-temporary impairment of retained securitizations interests. The income earned on the investment in retained securitization interests was $10.9 million lower in the second quarter of 2009 as compared to the second quarter of 2008 due to a reduction in outstanding off-balance sheet securitization transactions. In addition, HDFS recognized a $15.0 million write down of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. This compares to an other-than-temporary impairment of $6.3 million in the second quarter of 2008.

Other income decreased primarily due to lower servicer fee income resulting from a reduction in active off-balance sheet securitization transactions in the second quarter of 2009 as compared to the second quarter of 2008. HDFS receives a fee for servicing the U.S. retail motorcycle loans that it has sold through off-balance sheet securitization transactions.

The increase in operating expenses in the second quarter of 2009 is primarily due to an increase in the provision for credit losses resulting from the reclassification of $3.14 billion of finance receivables held for sale to held for investment due to the structure of its May 2009 term asset-backed securitization transaction and management’s intent to structure future securitization transactions in a manner that does not meet the requirements of accounting sale treatment under SFAS 140. The reclassification resulted in additional provision needs of $72.7 million in addition to normal finance receivable portfolio requirements.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	June 28, 2009	June 29, 2008

Balance, beginning of period	$40,534	$30,075
Provision for finance credit losses	75,474	10,392
Charge-offs, net of recoveries	(1,673)	(4,578)

Balance, end of period	$114,335	$35,889

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, during the three months ended June 28, 2009, the Company recorded an impairment charge of $28.4 million related to the goodwill associated with HDFS.

Results of Operations for the Six Months Ended June 28, 2009

Compared to the Six Months Ended June 29, 2008

Consolidated Results

(in thousands, except earnings per share)	Six months ended		(Decrease) Increase	% Change
	June 28, 2009	June 29, 2008
Operating income from motorcycles & related products	$396,177	$577,687	$(181,510)	(31.4)%

Operating (loss) income from financial services before goodwill impairment	(50,914)	72,054	(122,968)	(170.7)
Goodwill impairment	28,387	—	28,387	N/M

Operating (loss) income from financial services	(79,301)	72,054	(151,355)	(210.1)

Corporate expenses	14,082	12,825	1,257	9.8

Consolidated income from operations	302,794	636,916	(334,122)	(20.3)
Investment income	2,270	4,282	(2,012)	(47.0)
Interest expense	11,798	—	11,798	N/M

Income before provision for income taxes	293,266	641,198	(347,932)	(54.3)
Provision for income taxes	156,169	230,830	(74,661)	(32.3)

Net income	$137,097	$410,368	$(273,271)	(66.6)%

Diluted earnings per share	$0.59	$1.74	$(1.15)	(66.1)%

The Company’s first half of 2009 net income was $137.1 million, a decrease of $273.3 million, or 66.6%, from the same period last year. Diluted earnings per share also decreased as a result of lower net income, down 66.1% from the first six month of 2008. As discussed in Overview, net income for the first half of 2009 continued to be impacted by the difficult retail environment, as well as by the cost of implementing the Company’s previously announced restructuring activities and by charges related to HDFS, including a $72.7 million provision for credit losses as well as a $28.4 million goodwill impairment charge to write off goodwill related to HDFS.

Please refer to the detailed discussion of segment results following. Net income was also impacted during the first half of 2009 by higher interest expense and a one-time income tax charge occurring during the first quarter.

Interest expense for the first half of 2009 includes $8.0 million related to the issuance of $600.0 million of senior unsecured notes during February 2009. This interest expense represents a portion of the total interest incurred on the senior unsecured notes during the first quarter and corresponds to the initial temporary investment of the proceeds at the corporate level. Prior to the end of the first quarter of 2009, the full proceeds were transferred to HDFS, and as a result, the remaining balance of the interest expense on the senior unsecured notes has been included in financial services expense.

The effective income tax rate for the first six months of 2009 was 53.3% compared to 36.0% for the first six months of 2008. The increase was due to an unanticipated change in Wisconsin tax law during the first quarter of 2009 that resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards, as well as tax implications associated with MV and the $28.4 million goodwill impairment which is non-deductible.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 23.6% during the first half of 2009 compared to the first half of 2008. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 26.1% in the United States and 17.8% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 40.0% in the United States and 18.7% in Europe when compared to the same periods in 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Six months ended		Decrease	% Change
	June 28, 2009	June 29, 2008

North America Region
United States	96,451	130,437	(33,986)	(26.1)%
Canada	6,882	10,870	(3,988)	(36.7)

Total North America Region	103,333	141,307	(37,974)	(26.9)

Europe Region (Includes Middle East and Africa)
Europe(b)	22,894	25,803	(2,909)	(11.3)
Other	1,792	2,477	(685)	(27.7)

Total Europe Region	24,686	28,280	(3,594)	(12.7)

Asia Pacific Region
Japan	6,292	6,805	(513)	(7.5)
Other	5,051	5,412	(361)	(6.7)

Total Asia Pacific Region	11,343	12,217	(874)	(7.2)

Latin America Region	2,789	4,258	(1,469)	(34.5)

Total Worldwide Retail Sales	142,151	186,062	(43,911)	(23.6)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	Six months ended		Decrease	% Change
	June 28, 2009	June 29, 2008

United States(a)	177,880	296,323	(118,443)	(40.0)%
Europe(b)	202,384	248,928	(46,544)	(18.7)%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. This data is subject to revision and update. As of the second quarter of 2009, industry data includes three-wheeled vehicles retroactive to 2008.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This data is subject to revision and update.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended				(Decrease) Increase	% Change
	June 28, 2009		June 29, 2008

United States	87,904	66.2%	99,275	65.2%	(11,371)	(11.5)%
International	44,945	33.8%	52,919	34.8%	(7,974)	(15.1)

Harley-Davidson motorcycle units	132,849	100.0%	152,194	100.0%	(19,345)	(12.7)

Touring motorcycle units	46,964	35.3%	51,683	34.0%	(4,719)	(9.1)
Custom motorcycle units*	54,164	40.8%	70,994	46.6%	(16,830)	(23.7)
Sportster motorcycle units	31,721	23.9%	29,517	19.4%	2,204	7.5

Harley-Davidson motorcycle units	132,849	100.0%	152,194	100.0%	(19,345)	(12.7)%

Buell and MV motorcycle units	6,900		6,464		436	6.7%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 132,849 Harley-Davidson motorcycles worldwide during the first half of 2009 and announced on July 16, 2009 that it anticipates shipping between 212,000 to 228,000 Harley-Davidson motorcycle units for the full year of 2009.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended		(Decrease) Increase	% Change
	June 28, 2009	June 29, 2008
Net Revenue
Harley-Davidson motorcycles	$1,819,518	$2,197,838	$(378,320)	(17.2)%
Buell & MV motorcycles	71,199	63,593	7,606	12.0

	1,890,717	2,261,431	(370,714)	(16.4)

Parts & Accessories	401,226	447,607	(46,381)	(10.4)
General Merchandise	144,792	160,796	(16,004)	(10.0)
Other	7,558	9,048	(1,490)	(16.5)

Net revenue	2,444,293	2,878,882	(434,589)	(15.1)

Cost of goods sold	1,581,232	1,840,821	(259,589)	(14.1)

Gross profit	863,061	1,038,061	(175,000)	(16.9)

Selling & administrative expense	355,079	361,956	(6,877)	(1.9)
Engineering expense	61,812	86,869	(25,057)	(28.8)
Restructuring expense	49,993	11,549	38,444	332.9

Operating expense	466,884	460,374	6,510	1.4

Operating income from motorcycles	$396,177	$577,687	$(181,510)	(31.4)%

Net revenue declined $434.6 million, or 15.1%, primarily due to the Company’s previously announced decision to lower Harley-Davidson wholesale motorcycle unit shipment volumes. The net decrease in sales volume across the Company’s product lines resulted in lower revenue of approximately $313 million. Net revenue also decreased due to the impact of changes in foreign currency exchange rates of approximately $97 million and product mix changes of approximately $23 million. The Company’s foreign currency revenues, primarily in Europe and Australia, were negatively impacted during the quarter by the strengthening of the U.S. dollar.

Cost of goods sold decreased $259.6 million, or 14.1%, primarily due to the net lower wholesale shipment volumes. Lower volumes reduced cost of goods sold by approximately $180 million while the impact of changes in foreign currency exchange rates and foreign currency hedging gains also reduced cost of goods sold by approximately $80 million. Favorability in raw material prices of approximately $23 million was offset by product mix changes of approximately $2 million and approximately $22 million of higher manufacturing cost. The higher manufacturing cost was driven by the allocation of fixed costs over fewer units and increased product cost due to increased product content, such as new features and options on the Company’s motorcycles. These increased costs were partially offset by productivity gains.

Operating expense increased by $6.5 million as lower engineering spending was offset by increased restructuring activity due to the 2009 Restructuring Plan as detail in Note 5 to Notes of Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended		Increase (Decrease)	% Change
	June 28, 2009	June 29, 2008

Interest income	$202,317	$117,743	$84,574	71.8%
(Loss) income from securitizations	(11,812)	22,155	(33,967)	(153.3)
Other income	38,129	60,231	(22,102)	(36.7)

Financial services income	228,634	200,129	28,505	14.2

Interest expense	132,818	52,576	80,242	152.6
Operating expenses	146,730	75,499	71,231	94.3

Financial services expense	279,548	128,075	151,473	118.3

Operating (loss) income from financial services before goodwill impairment	(50,914)	72,054	(122,968)	(170.7)
Goodwill impairment	28,387	—	28,387	N/M

Operating (loss) income from financial services	$(79,301)	$72,054	$(151,355)	(210.1)%

During the first six months of 2009, interest income benefited from higher average retail and wholesale receivables, partially offset by lower wholesale lending rates. The increase in retail receivables outstanding was driven by a reduction in off-balance sheet term asset-backed securitization activity throughout 2008 and the first half of 2009 due to capital market volatility. The increase in wholesale outstanding receivables resulted from slower collections due in part to the Company’s decision to extend winter financing terms for U.S. dealers from mid-March to the end of April 2009. Interest expense was higher during the first six months of 2009 due to increased borrowings to support the growth in outstanding retail and wholesale receivables as well as an increased cost of borrowing as compared to the same period of 2008.

(Loss) income from securitizations in the first half of 2009 was lower as compared to first half of 2008 due to a larger other-than-temporary write down of certain retained securitization interests and reduced income earned from the investment in retained securitization interests. During the first half of 2009, HDFS recognized a $32.2 million write down of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. This compares to an other-than-temporary impairment of $6.3 million in the first half of 2008.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased, and as a result, the fair value of retained securitization interests has declined and in some cases this decline is other-than-temporary. Depending on the behavior of future loss rates, prepayment speeds and the discount rate, HDFS could experience further write-downs of its retained interests, which had a fair value of $276.2 million as of June 28, 2009. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests.

Further impacting (loss) income from securitizations was a decrease in the income earned from the investment in retained securitization interests, which was $13.5 million lower in the first half of 2009 as compared to the first half of 2008 due to a reduction in outstanding off-balance sheet securitization transactions. In addition, there were no off-balance sheet term asset-backed securitization transactions during the first six months of 2009 while the Company recognized a $5.4 million loss on one off-balance sheet term asset-backed securitization transaction in the first six months of 2008.

Other income decreased primarily due to $8.7 million lower servicer fee income resulting from a reduction in active off-balance sheet securitization transactions in the first half of 2009 as compared to the first half of 2008. In addition, other income in 2009 was also impacted by a $5.9 million charge to earnings from the lower of cost or market value of its finance receivables held for sale, which were reclassified to finance receivables held for investment at June 28, 2009.

The increase in operating expenses in the first half of 2009 is primarily due to an increase in the provision for credit losses resulting from the reclassification of $3.14 billion of finance receivables held for sale to held for investment due to the structure of its May 2009 term asset-backed securitization transaction and management’s intent to structure future securitization transactions in a manner that does not meet the requirements of accounting sale treatment under SFAS 140. The reclassification resulted in additional provision needs of $72.7 million in addition to normal finance receivable portfolio requirements.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.69% for the first six months of 2009 compared to 2.14% for the first six months of 2008. The 30-day delinquency rate for managed retail motorcycle loans at June 28, 2009 increased to 4.97% from 4.65% at June 29, 2008. Managed retail loans include loans held by HDFS as well as those sold through term asset-backed securitization transactions. The year-over-year increase in credit losses was driven by a higher frequency of loss and higher average loss per motorcycle as well as continued pressure on values for repossessed motorcycles. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2009 as compared to 2008.(1)

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Six months ended
	June 28, 2009	June 29, 2008

Balance, beginning of period	$40,068	$30,295
Provision for finance credit losses	81,385	16,436
Charge-offs, net of recoveries	(7,118)	(10,842)

Balance, end of period	$114,335	$35,889

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, during the six months ended June 28, 2009, the Company recorded an impairment charge of $28.4 million related to the goodwill associated with HDFS.

Other Matters

New Accounting Standards Not Yet Adopted

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140 primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (as defined under previous accounting standards) must be evaluated for consolidation within an entity’s financial statements. Additionally, SFAS No. 166 will require enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN No. 46(R) by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity.

The Company is required to adopt SFAS No. 166 and SFAS No. 167 as of January 1, 2010 and is currently evaluating the impact of adopting these new standards, which will likely result in the consolidation of all finance receivable securitization trusts that are not currently consolidated in the financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (ASC). The ASC is effective for interim and annual periods ending after September 15, 2009 and will become the single official source of authoritative, nongovernmental U.S. GAAP, other than guidance issued by the SEC. All other literature will become non-authoritative. The Company is currently evaluating the impact SFAS No. 168 will have on its consolidated financial statements and notes, but does not expect it to have a material impact other than changing the references the Company currently uses when citing U.S. GAAP standards.

Critical Accounting Estimates

Critical accounting estimates are described in “Critical Accounting Estimates” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the Company’s critical accounting estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except for the addition discussed below.

Goodwill and Intangible Assets – The Company reviews its goodwill and intangible assets for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves estimating the fair value of a reporting unit’s associated goodwill and intangible assets. The impairment evaluation relies on a combination of publicly available market information and widely accepted valuation techniques. As a result, the Company must make assumptions and apply judgment to estimate macro economic factors, industry economic factors and the future profitability of current business strategies. Changes in these factors can have a significant impact on the impairment evaluation.

Contractual Obligations

As described in “Liquidity,” the Company has taken several different actions to fund HDFS’ operations for 2009. As a result of these actions, the amount of debt carried in the Company’s consolidated financial statements has increased significantly since December 31, 2008. Accordingly, the Company has updated its Contractual Obligations table as of June 28, 2009 to reflect the new projected principal and interest payments for the remainder of 2009 and beyond.

A summary of the Company’s expected payments for significant contractual obligations as June 28, 2009 is as follows:

	2009	2010 - 2011	2012 - 2013	Thereafter	Total
Principal payments on debt	$1,061,225	$1,313,852	$573,191	$2,198,278	$5,146,546
Interest payments on debt	176,824	604,395	526,533	314,706	1,622,458

	$1,238,049	$1,918,247	$1,099,724	$2,512,984	$6,769,004

Interest obligations include the impact of interest rate hedges outstanding as of June 28, 2009. Interest for floating rate instruments, as calculated above, assumes rates in effect at June 28, 2009 remain constant.

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

Liquidity and Capital Resources as of June 28, 2009

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) During 2009, the Company believes the Motorcycles operations will be funded through internally-generated cash flows. During 2009, the Company intends to fund its Financial Services operations with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, and committed unsecured bank credit facilities and through the term asset-backed securitization market.(1)

The Company had estimated that HDFS’ funding requirements in 2009 would be approximately $1.00 billion in addition to amounts that were to come due if the Company was not successful in extending its $950.0 million 364-day credit facility that was part of its Global Credit Facilities (as defined below) or its $500.0 million asset-backed commercial paper conduit facility. The Company believes it has exceeded HDFS’ projected funding requirements by approximately $1.20 billion as a result of the following actions during 2009:

•	In February 2009, the Company accessed the unsecured debt capital markets with the issuance of $600.0 million of senior unsecured five-year notes.

•	In April 2009, the Company increased the size of its asset-backed commercial paper conduit facility from $500.0 million to $1.20 billion and extended the maturity date until April 2010.

•

In April 2009, the Company entered into a new $625.0 million 364-day credit facility to replace its $950.0 million 364-day credit facility that was set to expire in July 2009. The new 364-day credit facility has a maturity date of April 2010.

•

In May 2009, HDFS transferred $641.0 U.S. retail motorcycle finance receivables to a special purpose entity (SPE), which in turn issued $500.0 million of secured notes, with various maturities and interest rates, to investors. This term asset-backed securitization transaction was “eligible collateral” under the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program.

In addition to the May 2009 term asset-backed securitization transaction, the Company announced on July 14, 2009 the completion of a second TALF-eligible term asset-backed securitization transaction in the amount of $700.0 million.

The Company intends to use the approximately $1.20 billion excess funding from these 2009 transactions to support anticipated 2010 HDFS funding requirements, including mitigating the refinancing risk of the asset-backed commercial paper conduit facility and the $625.0 million 364-day credit facility, both of which mature in April 2010.

In addition to the funding achievements discussed above, the Company has taken steps to manage and preserve cash. During the first half of 2009, the Company’s Board of Directors approved first and second quarter dividends of $0.10 per share, a decrease of $0.23 per share from the dividend paid in the fourth quarter of 2008. The dividend reductions resulted in cash savings of approximately $107 million. In addition, the Company is reducing its expected 2009 capital expenditures to approximately $145 million to $175 million from its previous guidance of approximately $170 million to $200 million. This new range includes an estimate of approximately $20 million to $30 million for 2009 restructuring-related capital expenditures, and this range remains unchanged from previous guidance. Finally, in early 2009 HDFS discontinued new loan originations for general aviation consumer aircraft allowing HDFS to focus its resources on the core business of retail and wholesale motorcycle lending.

Although the Company believes it has obtained the funding necessary to support HDFS’ operations for the remainder of 2009 and potentially into 2010(1), the Company recognizes that it must be able to adjust its business to offset the impact of higher cost funding. The Financial Services operations may be negatively affected by the higher cost of funding and the increased difficulty or potential unsuccessful efforts to raise funding in the long-term and short-term debt capital markets or the equity capital markets.(1) These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

As discussed in Note 16 of Notes to Condensed Consolidated Financial Statements, due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company expects it will make additional contributions of approximately $40 million to $80 million to further fund its pension plans during the second half of 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company completed the purchase of MV during the third quarter of 2008. The Company financed the transaction and MV’s initial working capital requirements through €130.0 million ($182.8 million) of debt under the Global Credit Facilities. Going forward, the Company anticipates that short-term working capital requirements for MV will be financed through a combination of cash and additional debt.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 28, 2009	June 29, 2008
Net cash used by operating activities	$(164,442)	$(39,016)
Net cash used by investing activities	(60,116)	(151,143)
Net cash provided by financing activities	644,749	579,192

Total	$420,191	$389,033

Operating Activities

The decrease in operating cash flow for the first six months of 2009 compared to the first six months of 2008 was due primarily to lower net income. In addition, operating cash flows were impacted by the shift away from off-balance sheet term asset-backed securitization transactions which the Company historically utilized as a funding source prior to 2009. The Company has completed only one off-balance sheet term asset-backed securitization transaction since 2007 and that was during the first quarter of 2008.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables held for investment. Capital expenditures were $57.3 million and $99.6 million during the first six months of 2009 and 2008, respectively.

Financing Activities

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. In the first half of 2008, the Company repurchased 3.8 million shares of its common stock at a total cost of $150.1 million. As of June 28, 2009, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.20 per share at a total cost of $46.9 million during the first half of 2009, compared to dividends of $0.63 per share at a total cost of $148.6 million during the same period last year.

As of June 28, 2009, debt increased by $1.75 billion compared to June 29, 2008 which was primarily driven by higher finance receivables outstanding as HDFS funded a greater percentage of its business through more diversified sources of debt rather than its historical reliance predominately on the term asset-backed securitization markets. Additionally, the Company financed the 2008 acquisition and initial working capital requirements of MV through €130.0 million ($182.8 million) of debt under the Global Credit Facilities. The Company’s total outstanding debt consisted of the following as of June 28, 2009 and June 29, 2008 (in thousands):

	June 28, 2009	June 29, 2008
Unsecured commercial paper	$1,009,876	$756,936
Asset-backed conduit facility	600,542	—
Credit facilities	426,805	218,295

	2,037,223	975,231
Medium-term notes	1,605,982	2,002,703
Senior unsecured notes	600,000	—
On-balance sheet securitization debt	486,092	—

Total debt	$4,729,297	$2,977,934

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short- and long-term debt ratings as of June 28, 2009 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P1	A2	Negative Watch

Standard & Poor’s	A2	BBB+	Stable

Fitch	F2	A-	Negative

On July 16, 2009 Fitch Ratings reduced the Company’s long-term debt rating from A- to BBB+ but held its short-term debt rating at F2. On July 27, 2009 Standard & Poor’s Ratings reduced the Company’s long-term debt rating from BBB+ to BBB but held its short-term debt rating at A2. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper and any future downgrades may restrict its ability to do so.

Credit Facilities – In April 2009, the Company and HDFS entered into a new $625.0 million 364-day credit facility (New 364-Day Credit Facility) to refinance and replace the existing $950.0 million 364-day credit facility (2008 364-Day Credit Facility), which was set to mature in July 2009. The New 364-Day Credit Facility matures in April 2010. In connection with the New 364-Day Credit Facility, the Company and HDFS also amended the existing three-year credit facility agreement, which matures in July 2011. The amendments to the three-year credit facility were to conform to the terms of the New 364-Day Credit Facility.

The New 364-Day Credit Facility and the amended three-year credit facility agreement (together, the Global Credit Facilities), will bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities.

Unsecured Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.58 billion as of June 28, 2009. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, asset-backed commercial paper conduit facility and term asset-backed securitizations. (1)

In addition to issuing unsecured commercial paper in the open market, the Company was eligible until February 12, 2009 to issue unsecured commercial paper under the Federal Reserve Bank’s Commercial Paper Funding Facility (CPFF). Under the CPFF, the Company had the ability to issue commercial paper with maturities of 90 days from the time of issuance up to a maximum of $1.35 billion outstanding at any time. As of February 12, 2009, the Company became ineligible to issue new commercial paper under the CPFF as HDFS’ short term debt ratings no longer satisfied the CPFF’s minimum ratings requirements.

Asset-Backed Commercial Paper Conduit Facility – During April 2009, HDFS entered into a new revolving asset-backed conduit facility agreement (2009 Loan Agreement) to refinance and replace the existing $500.0 million asset-backed conduit facility agreement (2008 Loan Agreement). The 2009 Loan Agreement provides for the extension of credit by a group of third-party bank sponsored conduits, some of which were party to the 2008 Loan Agreement. The 2009 Loan Agreement provides for total revolving borrowings of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. As part of the April 2009 transaction, HDFS transferred an additional $354.4 million of U.S. retail motorcycle loans to the SPE and increased the debt issued to the third-party bank sponsored conduits to from $500.0 million to $640.2 million. At June 28, 2009, total outstanding debt under this facility was $600.5 million.

The interest rates for this debt provide for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment or $1.20 billion. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the 2009 Loan Agreement will expire on April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full.

Medium-Term Notes – The Company has the following Medium-Term Notes (collectively, the Notes) issued and outstanding at June 28, 2009 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. At June 28, 2009 and June 29, 2008, the Notes included a fair value adjustment increasing the balance by $8.0 million and $5.0 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.0 million and $2.3 million at June 28, 2009 and June 29, 2008, respectively.

At June 29, 2008, HDFS had $400.0 million of 3.63% medium-term notes outstanding which were due in December 2008. In December 2008, the notes matured and the principal and accrued interest were paid in full.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. Proceeds from the issuance were used to support HDFS’ operations.

On-Balance Sheet Securitization Debt – In May 2009, HDFS transferred $641.0 million of U.S. retail motorcycle loans to a SPE, which in turn issued $500.0 million of secured notes, with various maturities and interest rates, to investors. This term asset-backed securitization transaction was “eligible collateral” under the TALF program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of this term asset-backed securitization transaction did not satisfy the requirements for accounting sale treatment under SFAS No. 140; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPE are included in the Company’s consolidated financial statements as HDFS is the primary and sole beneficiary of the SPE.

There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections, on the related U.S. retail motorcycle loans are applied to outstanding principal each month. The maturity of each class outstanding ranges from May 2010 to January 2017.

Intercompany Borrowing – During the first quarter of 2009, HDFS borrowed $600.0 million from the Company with interest terms matching the Company’s senior unsecured notes described above. In addition, HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of June 28, 2009 and June 29, 2008 HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0, the Company must maintain an interest ratio coverage of 2.5 to 1.0 and a minimum tangible net worth of $500.0 million. The Global Credit Facilities also require the Company to maintain a consolidated EBITDA ratio of 2.75 to 1. No financial covenants are required under the Notes.

At June 28, 2009, HDFS and the Company remained in compliance with all of the existing covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) effectively execute the Company’s restructuring plans within expected costs and timing; (ii) successfully achieve with the Company’s labor union partners flexible and cost-effective agreements to accomplish restructuring goals and long-term competitiveness; (iii) manage the risks that our independent dealers may have difficulty obtaining capital, and adjusting to the recession and slowdown in consumer demand; (iv) manage supply chain issues; (v) anticipate the level of consumer confidence in the economy; (vi) continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital; (vii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio; (viii) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (ix) manage production capacity and production changes; (x) provide products, services and experiences that are successful in the marketplace; (xi) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (xii) sell all of its motorcycles and related products and services to its independent dealers; (xiii) continue to develop the capabilities of its distributor and dealer network; (xiv) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (xv) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (xvi) adjust to healthcare inflation, pension reform and tax changes; (xvii) retain and attract talented employees; (xviii) detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; (xix) implement and manage enterprise-wide information technology solutions and secure data contained in those systems; and (xx) successfully integrate and profitably operate MV.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Controller and Acting Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Controller and Acting Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Vice President and Controller and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q in Note 18 of Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A – Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion regarding risk factors relating to the Company. There have been no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 28, 2009:

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to April 3	—	—	—	22,389,263

April 4 to May 31	677	$19	—	22,522,070

June 1 to June 28	—	—	—	22,522,070

Total	677	$19	—

The Company has an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million of its common stock with no dollar limit or expiration date. As of June 28, 2009, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permitted participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 677 shares under this plan during the quarter ended June 28, 2009.

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase any shares under this authorization during the quarter ended June 28, 2009.

Item 4 – Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders was held on April 25, 2009.

(b) At the Company’s Annual Meeting of Shareholders, the following directors were elected for terms expiring in 2012 by the vote indicated:

	Shares Voted in Favor of	Shares Withholding Authority
Martha F. Brooks	167,665,991	955,379
Donald A. James	167,256,781	1,364,589
James A. Norling	160,023,590	8,597,781
James L. Ziemer	166,954,331	1,667,039

The directors whose terms of office as directors continued after the meeting were Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Sara L. Levinson, N. Thomas Linebarger, George L. Miles, Jr. and Jochen Zeitz.

(c) Matters other than election of directors, brought for vote at the Company’s Annual Meeting of Shareholders, passed by the vote indicated:

	Shares Voted For	Shares Voted Against	Shares Withheld	Broker Non-Votes

Approval of Harley-Davidson, Inc. 2009 Incentive Stock Plan	130,197,887	13,343,134	323,825	24,756,525

Ratification of Ernst & Young LLP as the Company’s independent auditors	159,814,769	7,923,099	883,503	—

Shareholder Proposal to Elect Each Director Annually	130,085,235	13,364,103	415,508	24,756,525

Item 6 – Exhibits

Refer to the Exhibit Index on page 58 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: July 31, 2009	/s/ John A. Olin
John A. Olin
Vice President and Controller and Acting Chief Financial Officer
(Principal financial officer)

Date: July 31, 2009	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description
3.1	Harley-Davidson, Inc. Amendment to By-laws adopted February 12, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2009 (File No. 1-9183))

3.2	Harley-Davidson, Inc. By-laws, as amended through February 12, 2009 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 19, 2009 (File No. 1-9183))

4.1	Amendment No. 1, dated as of April 30, 2009, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 3-Year Credit Agreement dated as of July 16, 2008 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

4.2	364-Day Credit Agreement, dated as of April 30, 2009, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed on May 7, 2009 (File No. 1-9183))

4.3	Loan and Servicing Agreement, dated as of April 30, 2009, by and among certain subsidiaries of the Company, the financial institutions from time to time party thereto as lenders and administrative agents, JPMorgan Chase Bank, N.A. as Syndication Agent and Program Agent and Citicorp North America, Inc. as Syndication Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

4.4	Amended and Restated Receivables Sale Agreement, dated as of April 30, 2009, by and between certain subsidiaries of the Company (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

4.5	Letter Agreement, dated as of April 30, 2009, by and among certain subsidiaries of the Company, the financial institutions from time to time party thereto as lenders and administrative agents, JPMorgan Chase Bank, N.A. as Syndication Agent and Program Agent and Citicorp North America, Inc. as Syndication Agent, relating to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

4.6	Trust Agreement dated as of April 15, 2009 between Harley-Davidson Customer Funding Corp. (“HDCFC”) and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2009 (File No. 1-9183))

4.7	Indenture dated as of May 1, 2009 between the Harley-Davidson Motorcycle Trust 2009-1 (the “Trust”) and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2009 (File No. 1-9183))

10.1*	Director Compensation Policy effective April 25, 2009

10.2*	Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009, together with amendments adopted through May 31, 2009

10.3*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.4*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to Mr. Wandell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

10.5*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to Mr. Wandell (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 28, 2009, filed on July 31, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated