Form 10-Q
period 2009-09-27
HARLEY DAVIDSON INC
filed 2009-10-30
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Number of shares of the registrant’s common stock outstanding at October 23, 2009: 234,443,032 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 27, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net revenue	$1,121,275	$1,422,834	$3,565,568	$4,301,716
Cost of goods sold	750,189	938,762	2,331,421	2,779,583

Gross profit	371,086	484,072	1,234,147	1,522,133

Financial services income	136,993	111,966	365,627	312,095
Financial services expense	167,333	76,333	446,881	204,408
Restructuring expense	1,204	—	1,204	—
Goodwill impairment	—	—	28,387	—

Operating (loss) income from financial services	(31,544)	35,633	(110,845)	107,687

Selling, administrative and engineering expense	200,261	250,777	631,234	712,427
Restructuring expense and other impairments	50,745	926	100,738	12,475
Goodwill impairment	18,888	—	18,888	—

Income from operations	69,648	268,002	372,442	904,918
Investment income	947	2,751	3,217	7,033
Interest expense	1,312	1,226	13,110	1,226

Income before provision for income taxes	69,283	269,527	362,549	910,725
Provision for income taxes	42,800	102,986	198,969	333,816

Net income	$26,483	$166,541	$163,580	$576,909

Earnings per common share:
Basic	$0.11	$0.71	$0.70	$2.45
Diluted	$0.11	$0.71	$0.70	$2.45

Cash dividends per common share	$0.10	$0.33	$0.30	$0.96

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) September 27, 2009	December 31, 2008	(Unaudited) September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,524,382	$593,558	$504,385
Marketable securities	—	—	524
Accounts receivable, net	339,163	296,258	331,388
Finance receivables held for sale	—	2,443,965	2,245,015
Finance receivables held for investment, net	1,525,164	1,378,461	1,115,035
Inventories	432,691	400,908	401,277
Prepaid expenses and other current assets	423,684	264,731	222,890

Total current assets	4,245,084	5,377,881	4,820,514

Finance receivables held for investment, net	3,652,987	817,102	906,244
Property, plant and equipment, net	987,393	1,094,487	1,088,179
Prepaid pension costs	—	—	75,054
Goodwill	99,200	138,579	144,678
Other long-term assets	368,404	400,576	165,068

	$9,353,068	$7,828,625	$7,199,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,485	$323,736	$435,291
Accrued liabilities	654,627	541,372	635,479
Short-term debt	1,325,303	1,738,649	737,886
Current portion of long-term debt	668,205	—	401,096

Total current liabilities	2,946,620	2,603,757	2,209,752

Long-term debt	3,176,648	2,176,238	2,033,000
Pension liability	498,959	484,003	68,149
Postretirement healthcare benefits	269,515	274,408	207,810
Other long-term liabilities	171,354	174,616	180,667

Commitments and contingencies (Note 18)

Total shareholders’ equity	2,289,972	2,115,603	2,500,359

	$9,353,068	$7,828,625	$7,199,737

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008

Net cash provided by (used by) operating activities (Note 3)	$511,052	$(221,222)

Cash flows from investing activities:
Capital expenditures	(89,411)	(153,687)
Origination of finance receivables held for investment	(943,557)	(471,735)
Collections on finance receivables held for investment	423,641	360,485
Collection of retained securitization interests	45,843	75,379
Sales and redemptions of marketable securities	—	2,019
Acquisition of business, net of cash acquired	—	(95,224)
Other, net	(4,566)	(1,192)

Net cash used by investing activities	(568,050)	(283,955)

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,550
Proceeds from issuance of senior unsecured notes	589,030	—
Proceeds from securitization debt	1,195,129	—
Repayments of securitization debt	(106,350)	—
Net (decrease) increase in credit facilities and unsecured commerical paper	(556,101)	88,538
Net borrowings of asset-backed commercial paper	56,691	—
Net change in restricted cash	(127,462)	—
Dividends	(70,329)	(225,243)
Purchase of common stock for treasury	(296)	(250,008)
Excess tax benefits from share-based payments	148	301
Issuance of common stock under employee stock option plans	11	1,179

Net cash provided by financing activities	980,471	608,317

Effect of exchange rate changes on cash and cash equivalents	7,351	(1,609)

Net increase in cash and cash equivalents	930,824	101,531

Cash and cash equivalents:
At beginning of period	593,558	402,854

At end of period	$1,524,382	$504,385

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (ASC). The ASC is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (U.S. GAAP), other than guidance issued by the Securities and Exchange Commission (SEC). All other literature will become non-authoritative. The standard does not have a material impact on the Company’s consolidated financial statements and notes. Where applicable, references to pre-codification accounting standards will include an initial parenthetical reference to the ASC and subsequent references will use the ASC reference only.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 27, 2009 and September 28, 2008, the condensed consolidated statements of income for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended. The Company’s management has evaluated subsequent events after September 27, 2009 through October 30, 2009, which is the date the Company’s financial statements were issued.

Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and U.S. GAAP for interim financial information. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized Qualifying Special Purpose Entities (QSPEs) as defined by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (ASC Topic 860). Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company. For further discussion of QSPEs and off-balance sheet securitization transactions, see Note 7.

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

Accounting Standards Recently Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). ASC Topic 805 changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under ASC Topic 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC Topic 805 is effective for the Company beginning in fiscal year 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (ASC Topic 815). ASC Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (ASC Topic 815), and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company adopted ASC Topic 815 as of January 1, 2009; see Note 11 for further discussion.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC Topic 260-10-55). ASC Topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share” (ASC Topic 260). Under the guidance of ASC Topic 260-10-55, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted ASC Topic 260-10-55 as of January 1, 2009; see Note 14 for further discussion.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65-4);

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 825-10-65-1); and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65-1).

ASC Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC Topic 820-10-65-4 as of March 30, 2009. As the new standard only clarified existing guidance, there was no material effect on the Company’s consolidated financial statements and notes.

ASC Topic 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods. The Company adopted ASC Topic 825-10-65-1 as of March 30, 2009; see Notes 9 and 15 for further discussion.

ASC Topic 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC Topic 320-10-65-1 as of March 30, 2009. Upon adoption, the Company recorded an increase to retained earnings of $22.5 million ($14.4 million, net of tax) and a decrease to accumulated other comprehensive income of $22.5 million ($14.4 million, net of tax). See Note 7 for further discussion of the effect of adopting ASC Topic 320-10-65-1 on the Company’s consolidated financial statements and notes.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company was required to adopt ASC Topic 855 as of June 28, 2009 and made the appropriate disclosures in Notes 1 and 19.

Accounting Standards Not Yet Adopted

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). ASC Topic 715-20-65 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in ASC Topic 820. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. ASC Topic 715-20-65 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amends ASC Topic 860 primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (as defined under previous accounting standards) must be evaluated for consolidation within an entity’s financial statements. Additionally, SFAS No. 166 will require enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets.

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

3.	Additional Balance Sheet and Cash Flow Information

Finance receivables held for investment, net consist of the following (in thousands):

	September 27, 2009	December 31, 2008	September 28, 2008
Wholesale	$958,683	$1,164,236	$870,693
Retail	4,103,286	740,721	787,585

	5,061,969	1,904,957	1,658,278
Allowance for credit losses	148,917	40,068	36,826

	4,913,052	1,864,889	1,621,452
Investment in retained securitization interests	265,099	330,674	399,827

	$5,178,151	$2,195,563	$2,021,279

During the second quarter of 2009, the Company reclassified $3.14 billion of finance receivables held for sale at the lower of cost or fair value to finance receivables held for investment due to the structure of its May 2009 term asset-backed securitization transaction and the Company’s intent to structure subsequent securitization transactions in a manner that will not qualify for accounting sale treatment under the provisions of ASC Topic 860. As a result of the reclassification, the Company recorded a $72.7 million increase to the allowance for credit losses during the second quarter of 2009 in order to establish the initial reserve for the reclassified receivables. Of the $72.7 million increase, $10.9 million related to the reclassification of finance receivables securitized in May 2009 and $61.8 million related to the reclassification of the remaining finance receivables held for sale as of June 2009.

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 27, 2009	December 31, 2008	September 28, 2008
Components at the lower of FIFO cost or market
Raw materials and work in process	$114,061	$151,896	$152,350
Motorcycle finished goods	251,937	185,464	170,140
Parts and accessories and general merchandise	101,442	103,682	116,480

Inventory at lower of FIFO cost or market	467,440	441,042	438,970
Excess of FIFO over LIFO cost	34,749	40,134	37,693

	$432,691	$400,908	$401,277

The reconciliation of net income to net cash provided by (used by) operating activities is as follows (in thousands):

	Nine months ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income	$163,580	$576,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,826	154,393
Amortization of acquistion-related intangibles	—	16,556
Provision for employee long-term benefits	64,422	59,102
Contributions to pension and postretirement plans	(14,820)	(13,444)
Stock compensation expense	12,689	18,461
Loss on current year securitizations	—	5,370
Net change in wholesale finance receivables	218,970	352,127
Origination of retail finance receivables held for sale	(1,180,467)	(2,353,720)
Collections on retail finance receivables originated as held for sale	725,042	310,295
Proceeds from securitization of retail finance receivables	—	467,722
Impairment of retained securitization interests	35,575	6,327
Lower of cost or fair market value adjustment on finance receivables held for sale	5,895	9,381
Goodwill and other impairments	61,450	—
Provision for credit losses	137,831	24,492
Foreign currency adjustments	(20,835)	(4,053)
Other, net	44,629	26,073
Changes in current assets and liabilities:
Accounts receivable, net	(28,760)	(39,521)
Finance receivables - accrued interest and other	(2,282)	5,370
Inventories	(689)	(32,918)
Accounts payable and accrued liabilities	42,209	211,040
Restructuring reserves	43,033	3,889
Other	16,754	(25,073)

Total adjustments	347,472	(798,131)

Net cash provided by (used by) operating activities	$511,052	$(221,222)

4.	Acquisition

On August 8, 2008, the Company announced the completion of its purchase of privately-held Italian motorcycle maker MV. The Company acquired 100 percent of MV shares for total consideration of €68.3 million ($105.1 million), which includes the satisfaction of existing bank debt for €47.5 million ($73.2 million). In addition, the agreement provides for a contingent payment to the former owner of MV in 2016 based on certain financial metrics during 2013 through 2015. The Company financed the transaction and MV’s initial working capital requirements through €130.0 million of debt under existing credit facilities. In conjunction with the acquisition of MV, the Company recorded goodwill of $85.6 million.

The operating results of MV, which is part of the Motorcycles segment, have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information reflecting this acquisition has not been disclosed as the pro forma impact on consolidated net income would not be material.

As discussed in Note 6, the Company recorded a goodwill impairment charge of $18.9 million related to MV during the third quarter of 2009.

On October 15, 2009, the Company announced its intent to divest MV; see Note 19 for additional discussion.

5.	Restructuring Expense and Other Impairments

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) in the Motorcycles and Financial Services segments. The 2009 Restructuring Plan was designed to reduce excess capacity, exit certain business operations and lower the Company’s cost structure. The Company’s planned actions include: consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, Wisconsin; consolidating paint and frame operations at its assembly facility in York, Pennsylvania into existing operations at that site; closing its distribution facility in Franklin, Wisconsin and consolidating Parts and Accessories and General Merchandise distribution through a third party; and discontinuing the domestic transportation fleet.

The 2009 Restructuring Plan included a reduction of approximately 2,400 to 2,500 positions over 2009 and 2010. This consisted of approximately 1,800 to 1,900 hourly production positions and approximately 500 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Restructuring charges consist of employee severance and termination costs, accelerated depreciation on the long lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. As of September 27, 2009, approximately 1,800 employees have left the Company under the 2009 Restructuring Plan.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of September 27, 2009 (in thousands):

	Motorcycles & Related Products				Financial Services	Consolidated Total
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs
Original reserve	$30,816	$3,786	$260	$34,862	$—	$34,862
Utilized - cash	(1,047)	—	(260)	(1,307)	—	(1,307)
Utilized - noncash	(4,533)	(3,786)	—	(8,319)	—	(8,319)

Balance, March 29, 2009	$25,236	$—	$—	$25,236	$—	$25,236
Additional provision	8,636	5,355	1,140	15,131	—	15,131
Utilized - cash	(7,140)	—	(1,140)	(8,280)	—	(8,280)
Utilized - noncash	—	(5,355)	—	(5,355)	—	(5,355)

Balance, June 28, 2009	$26,732	$—	$—	$26,732	$—	$26,732
Additional provision	24,326	7,243	5,001	36,570	1,204	37,774
Utilized - cash	(10,776)	—	(5,001)	(15,777)	(836)	(16,613)
Utilized - noncash	—	(7,243)	—	(7,243)	—	(7,243)

Balance, September 27, 2009	$40,282	$—	$—	$40,282	$368	$40,650

The Company’s 2009 Restructuring Plan reserve as of September 27, 2009 included an estimated amount for contingencies related to uncertainty surrounding the cost and execution of these planned actions. Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination and moving costs.

2008 Restructuring Plan

During the second quarter of 2008, the Company finalized a plan to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company executed this reduction through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. As a result of the workforce reduction plan, the Company recorded a $12.4 million charge during 2008, of which $11.5 million and $0.9 million was recorded during the second and third quarters of 2008, respectively. The total restructuring charge consisted of $7.6 million of employee severance benefits and $4.8 million of special retiree benefits for those individuals eligible to receive benefits. All employees and contract workers affected by the 2008 Restructuring Plan departed from the Company during 2008.

The following table summarizes the Company’s 2008 Restructuring Plan reserve activity during 2009 (in thousands):

Employee Severance and Termination Costs
Balance, December 31, 2008	$2,149
Utilized - cash	(1,206)

Balance, March 29, 2009	943
Utilized - cash	(943)

Balance, June 28, 2009	$—

Buell Asset Impairment

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

During October 2009, the Company unveiled a new strategy that is designed to strengthen the Harley-Davidson brand for long-term future growth by focusing exclusively on the Harley-Davidson brand. As the Company developed this strategy, several scenarios for the Buell product line were under consideration during the third quarter of 2009, including the option to discontinue the product line. Because the option to discontinue the Buell product line and potentially dispose of the related fixed assets before the end of their previously estimated useful lives was under consideration, the Company determined that an evaluation of the carrying value of the Buell fixed assets was necessary. As a result of the evaluation, it was determined in the course of preparing financial statements for the third quarter 2009 that the carrying value of Buell fixed assets exceeded the fair value and the Company recorded an impairment charge of $14.2 million.

On October 15, 2009, the Company announced the discontinuation of the Buell product line; see Note 19 for additional discussion.

6.	Goodwill Impairment

Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value.

Motorcycles Segment

During October 2009, the Company unveiled a new strategy that is designed to strengthen the Harley-Davidson brand for long-term future growth by focusing exclusively on the Harley-Davidson brand. As the Company developed this strategy, several scenarios for MV were under consideration during the third quarter of 2009, including the option of selling the business. Because the option to sell MV was under consideration, the Company determined that an interim goodwill impairment test was necessary. The results of the impairment test indicated the current fair value of MV had declined below its carrying value and as a result the Company recorded an impairment charge of $18.9 million during the third quarter of 2009. The Company also evaluated the carrying value of MV’s fixed assets and determined that no impairment was present.

On October 15, 2009, the Company announced its intent to divest MV; see Note 19 for additional discussion.

Financial Services Segment

As a result of the Company’s lower retail sales volume projections and the decline in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value and as such the Company recorded an impairment charge of $28.4 million during the second quarter of 2009.

7.	Off-Balance Sheet Finance Receivable Securitizations

Prior to 2009, HDFS sold U.S. retail motorcycle loans through term asset-backed securitization transactions that qualified for accounting sale treatment under ASC Topic 860. Under the terms of these off-balance sheet term asset-backed securitization transactions, HDFS sold retail loans to a securitization trust. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests relating to the off-balance sheet term asset-backed securitization transactions is included with finance receivables held for investment in the consolidated balance sheets.

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

HDFS retains servicing rights on the U.S. retail motorcycle loans that it has sold to the securitization trust and receives annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $2.19 billion of U.S. retail motorcycle loans securitized in off-balance sheet term asset-backed securitization transactions as of September 27, 2009. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in Financial Services income as earned. HDFS earned $32.3 million from contractually specified servicing fees, late fees, and ancillary fees during the first nine months of 2009. These fees are recorded in Financial Services income.

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

Activities of the securitization trust are limited to acquiring U.S. retail motorcycle loans, issuing term asset-backed securities, making payments on securities to investors and other activities permissible under ASC Topic 860. Securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the term asset-backed securities. Historically, the life of securitization trusts purchasing U.S. retail motorcycle loans from HDFS has approximated four years.

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

The investment in retained securitization interests is measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (ASC Topic 320). As such, the investment in retained securitization interests is recorded at fair value and periodically reviewed for impairment. Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflect the assumptions marketplace participants would use. If the fair value of the investment in retained securitization interests is less than the amortized cost, an unrealized loss exists which indicates that the investment is other-than-temporarily impaired.

As discussed in Note 2, the Company adopted ASC Topic 320-10-65-1 on March 30, 2009. In accordance with the new standard, if management has no intent to sell the other-than-temporarily impaired investment and it is more likely than not that it will not be required to sell, only the credit loss component of the impairment is recognized in earnings, while the rest of the impairment is recognized as an unrealized loss in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining life of the investment as projected using assumptions for credit losses, prepayments and discounts rates as discussed below.

Upon adoption of ASC Topic 320-10-65-1, the Company recorded an increase to the opening balance of retained earnings of $22.5 million ($14.4 million, net of tax) and a decrease to accumulated other comprehensive income of $22.5 million ($14.4 million, net of tax) to reclassify the non-credit component of $52.2 million of previously recognized impairments on its investment in retained securitization interests. The credit component of previously recognized impairments on its investment in retained securitization interests was $29.7 million. The fair value of the investment in retained securitization interests did not change.

During the three months ended September 27, 2009 and during the six months from the date of adoption to September 27, 2009, the Company recorded other-than-temporary impairments related to its investment in retained securitization interests. The impairments were due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds on certain securitization portfolios. As prescribed by ASC Topic 320-10-65-1, the Company recognized the credit component of the other-than-temporary impairment in earnings and the non-credit component in other comprehensive income as the Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell it prior to recovery of its cost basis. The components of the impairment are as follows (in thousands):

	Three months ended September 27, 2009	Six months ended September 27, 2009
Total other-than-temporary impairment losses	$438	$14,106
Portion of loss reclassified from other comprehensive income	2,972	4,338

Net impairment losses recognized in earnings	$3,410	$18,444

The following activity only applies to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment is recognized in earnings and a component is recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests still held as of September 27, 2009 is as follows (in thousands):

	Three months ended September 27, 2009	Six months ended September 27, 2009
Balance, beginning of period	$44,329	$29,686
Credit component recognized in earnings during the period	3,410	18,444
Reductions due to sale/repurchase(1)	(563)	(954)

	$47,176	$47,176

(1)	The Company exercised its 10% clean up call repurchase option for certain securitization trusts.

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

During the nine months ended September 28, 2008, the Company recorded an other-than-temporary impairment charge of $6.3 million related to its investment in retained securitization interests. The decline in fair value below amortized cost was due to higher actual and anticipated credit losses on certain securitization portfolios. This charge was recorded as a reduction of Financial Services income. There was no impairment charge for the three months ended September 28, 2008.

The following table summarizes the amortized cost, fair value and gross unrealized gains and losses of the investment in retained securitization interests (in thousands):

	September 27, 2009
	Total Investment in Retained Securitization Interests	Investment in Retained Securitization Interests Currently in a Loss Position for less than 12 Months	Investment in Retained Securitization Interests Currently in a Loss Position for more than 12 Months	Investment in Retained Securitization Interests Currently in a Gain Position
Amortized cost	$275,916	$207,491	$53,072	$15,353
Gross unrealized gains	274	—	—	274
Gross unrealized losses	(11,091)	(9,101)	(1,990)	—

Fair value	$265,099	$198,390	$51,082	$15,627

The unrealized loss position is primarily due to a difference between the discount rate used to calculate fair value at September 27, 2009 and the initial rate used to value the retained securitization interests at their inception. The discount rate used in the third quarter of 2009 to calculate fair value was 16%. A discount rate of 12% was used to calculate the portion of unrealized gain/loss on the securitization and the initial value of the investment in retained securitization interests.

The investment in retained securitization interests has no stated contractual maturity date. Historically, the investment in retained securitization interests has a life of approximately four years.

As of September 27, 2009, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

Prepayment speed (Single Monthly Mortality)	1.71%
Weighted-average life (in years)	2.08
Expected cumulative net credit losses	5.45%
Residual cash flows discount rate	15.82%

The table below summarizes, as of September 27, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted:

Expected weighted-average cumulative net credit losses (%) as of :	Loans securitized in
	2009	2008	2007	2006	2005
September 27, 2009	—	5.50%	5.78%	5.13%	4.86%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at September 27, 2009 is as follows (dollars in thousands):

Carrying amount/fair value of retained interests	$265,099
Weighted-average life (in years)	2.08

Prepayment speed assumption (monthly rate)	1.71%
Impact on fair value of 10% adverse change	$(2,863)
Impact on fair value of 20% adverse change	$(5,652)

Expected cumulative net credit losses	5.45%
Impact on fair value of 10% adverse change	$(34,477)
Impact on fair value of 20% adverse change	$(68,467)

Residual cash flows discount rate (annual)	15.82%
Impact on fair value of 10% adverse change	$(5,526)
Impact on fair value of 20% adverse change	$(10,871)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the nine months ended September 27, 2009 (in thousands):

Proceeds from new securitizations	$—
Servicing fees received	$21,320
Other cash flows received on retained interests	$56,978
10% clean-up call repurchase option	$100,317

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by off-balance sheet securitization trusts and those held by HDFS. As of September 27, 2009, managed retail motorcycle loans totaled $5.88 billion, of which $2.19 billion were securitized in off-balance sheet term asset-backed securitization transactions. The principal amount of managed retail motorcycle loans 30 days or more past due was $302.3 million at September 27, 2009. The principal amount of securitized retail motorcycle loans 30 days or more past due was $157.4 million at September 27, 2009. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $119.0 million during the first nine months of 2009 which includes securitized retail motorcycle loan credit losses, net of recoveries, of $60.2 million.

8.	Secured Borrowings

Asset-Backed Commercial Paper Conduit Facility

In December 2008, HDFS transferred $666.7 million of U.S. retail motorcycle finance receivables to a special purpose entity (SPE), which in turn issued $500.0 million of debt to third-party bank-sponsored asset-backed commercial paper conduits. The SPE funded the purchase of the finance receivables from HDFS primarily with cash obtained through the issuance of the debt. In April 2009, HDFS replaced its December 2008 asset-backed commercial paper conduit facility agreement with a new revolving agreement (2009 Conduit Loan Agreement).

As part of the April 2009 transaction, HDFS transferred an additional $354.4 million of U.S. retail motorcycle loans to the SPE and increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. HDFS is the primary and sole beneficiary of the SPE, and the finance receivables transfer does not satisfy the requirements for accounting sale treatment under ASC Topic 860. Therefore, the assets and associated debt are included in the Company’s financial statements. The SPE is a separate legal entity and as such the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors.

The 2009 Conduit Loan Agreement provides for a total aggregate commitment of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The interest rates for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $1.20 billion. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the 2009 Conduit Loan Agreement will expire on April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full.

The assets of the SPE totaled $818.1 million at September 27, 2009 and are included primarily in other current assets and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At September 27, 2009, the SPE held finance receivables of $759.2 million restricted as collateral for the payment of $570.1 million short-term asset-backed conduit facility debt, which is included in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $38.0 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt at September 27, 2009. During the nine months ended September 27, 2009, the SPE recorded interest expense on the debt of $43.9 million, which is included in HDFS interest expense, a component of Financial Services expense.

On-Balance Sheet Finance Receivable Securitizations

In May 2009 and July 2009, HDFS transferred $641.0 million and $897.4 million of U.S. retail motorcycle loans, respectively, to separate SPEs which in turn issued $500.0 million and $700.0 million of secured notes, respectively, with various maturities and interest rates, to investors. These term asset-backed securitization transactions were “eligible collateral” under the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of these term asset-backed securitization transactions did not satisfy the requirements for accounting sale treatment under ASC Topic 860; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as HDFS is the primary and sole beneficiary of the SPEs.

The SPEs are separate legal entities and the U.S. retail motorcycle loans that have been included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the on-balance sheet securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle loans are applied to outstanding principal. The classes of secured notes issued as part of the May 2009 term asset-backed securitization transaction have maturity dates that range from May 2010 to January 2017. The classes of secured notes issued as part of the July 2009 term asset-backed securitization transaction have maturity dates that range from July 2010 to February 2017.

The assets of the SPEs totaled $1.49 billion at September 27, 2009 and are included primarily in other current assets and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At September 27, 2009, the SPEs held finance receivables of $1.39 billion restricted as collateral for the payment of the $1.09 billion secured notes, of which $514.0 million is classified as current portion of long-term debt and $579.7 million is classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet. The SPEs also held $89.5 million of cash restricted for payment on the outstanding debt at September 27, 2009. During the nine months ended September 27, 2009, the SPEs recorded interest expense on the secured notes of $9.5 million, which is included in HDFS interest expense, a component of Financial Services expense.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at September 27, 2009 (in thousands):

	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,524,382	$1,524,382
Accounts receivable, net	$339,163	$339,163
Restricted cash	$127,462	$127,462
Finance receivables held for investment	$4,885,118	$4,913,052
Investment in retained securitization interests	$265,099	$265,099

Liabilities:
Accounts payable	$298,485	$298,485
Unsecured commercial paper	$899,971	$899,971
Asset-backed commercial paper conduit facility	$570,132	$570,132
Credit facilities	$400,939	$400,939
Medium-term notes	$1,567,270	$1,605,464
Senior unsecured notes	$770,253	$600,000
On-balance sheet securitization debt	$1,109,375	$1,093,650

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain money-market investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

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

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under credit facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of commercial paper approximates fair value due to its short maturity. The carrying value of the asset-backed commercial paper conduit facility approximates the fair value since the interest rates charged on the outstanding portion are tied directly to market rates and fluctuate as market rates change.

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

The fair value of the debt related to on-balance sheet securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities.

10.	Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 and September 28, 2008 (in thousands):

	Balance as of September 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,260,544	$1,260,544	$—	$—
Derivatives	15,483	—	15,483	—
Investment in retained securitization interests	265,099	—	—	265,099

	$1,541,126	$1,260,544	$15,483	$265,099

Liabilities:
Derivatives	$28,132	$—	$28,132	$—

	Balance as of September 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and marketable securities	$258,583	$258,059	$524	$—
Derivatives	13,570	—	13,570	—
Investment in retained securitization interests	399,827	—	—	399,827

	$671,980	$258,059	$14,094	$399,827

Liabilities:
Derivatives	$6,258	$—	$6,258	$—

The investment in retained securitization interests is valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at September 27, 2009 and September 28, 2008. The following table presents additional information about the investment in retained securitization interests which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Balance, beginning of period	$276,227	$461,657	$330,674	$407,742
Realized (losses)/gains included in financial services income(a)	2,607	12,986	(9,205)	39,220
Unrealized gains (losses) included in other comprehensive income(b)	11,221	(5,059)	15,845	(13,382)
Sales, repurchases and settlements, net	(24,956)	(69,757)	(72,215)	(33,753)

Balance, end of period	$265,099	$399,827	$265,099	$399,827

(a)	As discussed in Note 7, realized (losses)/gains included in financial services income includes an impairment charge of $3.4 and $35.6 million for the three and nine months ended September 27, 2009, respectively. The impairment charge for the nine months ended September 28, 2008 was $6.3 million. There was no impairment charge for the three months ended September 28, 2008.
(b)	During the three and nine months ended September 27, 2009, $3.0 million and $4.3 million of net unrealized losses were reclassified out of accumulated other comprehensive income into financial services income.

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 27, 2009 and September 28, 2008 (in thousands):

	Balance as of September 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill (MV)	$66,703	$—	$—	$66,703
Property, plant and equipment (Buell)	3,610	—	—	3,610

	$70,313	$—	$—	$70,313

As discussed in Note 6, the Company performed an impairment test of MV’s goodwill during the third quarter of 2009 and recorded a goodwill impairment charge of $18.9 million. In addition, as discussed in Note 5, the Company performed an evaluation of the carrying value of Buell fixed assets during the third quarter of 2009 and recorded a fixed asset impairment charge of $14.2 million. The Company determined the implied fair value of MV goodwill and the fair value of Buell fixed assets using discounted cash flow and other methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at September 27, 2009.

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

All derivative instruments are recognized on the balance sheet at fair value (see Note 10). In accordance with ASC Topic 815, the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments which do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.

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

The Company utilizes natural gas contracts to hedge portions of the cost of natural gas consumed in the Company’s motorcycle production operations.

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

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

Derivatives Designated As Hedging Instruments Under ASC Topic 815	September 27, 2009
	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Foreign currency contracts(3)	$216,587	$—	$16,707
Natural gas contracts(3)	2,980	—	51
Interest rate swaps - unsecured commercial paper(3)	190,300	—	11,374
Interest rate swaps - medium-term notes(4)	150,000	7,436	—

Total	$559,867	$7,436	$28,132

Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	September 27, 2009
	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Derivatives - securitization transactions	$366,807	$502	$—
Derivatives - conduit facility	603,738	7,545	—

	$970,545	$8,047	$—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

Cash Flow Hedges	Amount of Gain/(Loss) Recognized in OCI
	Three months ended September 27, 2009	Nine months ended September 27, 2009
Foreign currency contracts	$(12,769)	$(4,053)
Natural gas contracts	(91)	(1,071)
Interest rate swaps - unsecured commercial paper	(2,075)	(1,004)
Interest rate swaps - conduit facility	—	(1,447)

Total	$(14,935)	$(7,575)

Cash Flow Hedges	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended September 27, 2009	Nine months ended September 27, 2009	Expected to be Reclassified Over the Next Twelve Months
Foreign currency contracts(1)	$(4,596)	$23,274	$(16,707)
Natural gas contracts(1)	(442)	(2,353)	(51)
Interest rate swaps - unsecured commercial paper(2)	(2,306)	(6,846)	6,935
Interest rate swaps - conduit facility(2)	—	(6,452)	—

Total	$(7,344)	$7,623	$(9,823)

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the three and nine months ended September 27, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

Fair Value Hedges	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended September 27, 2009	Nine months ended September 27, 2009
Interest rate swaps - medium-term notes(1)	$(591)	$(2,262)

Fair Value Hedges	Amount of Gain/(Loss) Recognized in Income on Hedged Debt
	Three months ended September 27, 2009	Nine months ended September 27, 2009
Interest rate swaps - medium-term notes(1)	$591	$2,262

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments for the three months ended September 27, 2009 (in thousands):

Derivatives not Designated as Hedges	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended September 27, 2009	Nine months ended September 27, 2009
Derivatives - securitization transactions(1)	$311	$715
Derivatives - conduit facility(1)	(1,992)	(1,759)

	$(1,681)	$(1,044)

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

During the first nine months of 2009, income tax expense was impacted by an unanticipated change in Wisconsin tax law resulting in a valuation allowance of $22.5 million related to net operating loss carryforwards, by non-deductible goodwill impairment charges and by the tax implications of MV.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Balance, beginning of period	$60,935	$81,427	$64,543	$70,523
Warranties issued during the period	12,384	14,742	36,195	40,390
Settlements made during the period	(20,688)	(21,881)	(53,625)	(51,047)
Recalls and changes to pre-existing warranty liabilities	778	115	6,296	14,537

Balance, end of period	$53,409	$74,403	$53,409	$74,403

The liability for safety recall campaigns was $2.6 million and $4.2 million as of September 27, 2009 and September 28, 2008, respectively.

14.	Earnings Per Share

As discussed in Note 2, the Company was required to adopt ASC Topic 260-10-55 as of January 1, 2009. Under the guidance of ASC Topic 260-10-55, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method as described in ASC Topic 260. The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of September 27, 2009 and September 28, 2008.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator:
Net income used in computing basic and diluted earnings per share	$26,483	$166,541	$163,580	$576,909

Denominator:
Denominator for basic earnings per share - weighted-average common shares	232,677	233,081	232,527	235,068
Effect of dilutive securities - employee stock compensation plan	1,198	339	830	253

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	233,875	233,420	233,357	235,321

Basic earnings per share	$0.11	$0.71	$0.70	$2.45
Diluted earnings per share	$0.11	$0.71	$0.70	$2.45

Outstanding options to purchase 4.6 million and 5.4 million shares of common stock for the three months ended September 27, 2009 and September 28, 2008, respectively, and 5.2 million and 5.1 million shares of common stock for the nine months ended September 27, 2009 and September 28, 2008, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

15.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	September 27, 2009		September 28, 2008
Net income		$26,483		$166,541
Other comprehensive income, net of tax:
Foreign currency translation adjustment		23,495		(37,736)
Investment in retained securitization interest:
Unrealized net gains (losses) arising during the period	5,279		(3,263)
Less: net losses reclassified into net income	(1,902)	7,181	—	(3,263)

Derivative financial instruments:
Unrealized net (losses) gains arising during period	(9,384)		7,771
Less: net losses reclassified into net income	(4,631)	(4,753)	(2,200)	9,971

Pension and postretirement benefit plans:
Amortization of actuarial loss	2,534		1,844
Amortization of net prior service cost	693	3,227	779	2,623

		$55,633		$138,136

	Nine months ended
	September 27, 2009		September 28, 2008
Net income		$163,580		$576,909
Other comprehensive income, net of tax:
Foreign currency translation adjustment		33,061		(16,362)
Investment in retained securitization interest:
Unrealized net gains (losses) arising during the period	7,384		(8,705)
Less: net losses reclassified into net income	(2,778)	10,162	—	(8,705)

Derivative financial instruments:
Unrealized net losses arising during period	(3,673)		(6,573)
Less: net gains (losses) reclassified into net income	4,596	(8,269)	(27,313)	20,740

Marketable securities
Unrealized losses on marketable securities	—		—
Less: net losses reclassified into net income	—	—	(68)	68

Pension and postretirement benefit plans:
Amortization of actuarial loss	7,868		5,532
Amortization of net prior service cost	2,125		2,337
Pension and postretirement plan funded status adjustment	4,147		—
Less: actuarial loss reclassified into net income due to settlement	(232)		—
Less: actuarial loss reclassified into net income due to curtailment	(8,352)		—
Less: prior service cost reclassified into net income due to curtailment	(2,839)	25,563	—	7,869

		$224,097		$580,519

16.	Employee Benefit Plans

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

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Pension and SERPA Benefits
Service cost	$11,702	$12,841	$36,620	$38,523
Interest cost	18,589	17,148	57,744	51,444
Expected return on plan assets	(21,885)	(22,015)	(67,740)	(66,045)
Amortization of unrecognized:
Prior service cost	1,432	1,540	4,473	4,620
Net loss	2,764	1,604	8,855	4,812
Curtailment loss	—	—	4,164	—
Settlement loss	—	—	370	—

Net periodic benefit cost	$12,602	$11,118	$44,486	$33,354

Postretirement Healthcare Benefits
Service cost	$2,807	$3,270	$8,753	$9,810
Interest cost	5,570	5,410	17,142	16,230
Expected return on plan assets	(2,724)	(2,808)	(8,376)	(8,424)
Amortization of unrecognized:
Prior service credit	(283)	(281)	(867)	(843)
Net loss	1,357	1,375	4,223	4,125
Curtailment loss	—	—	369	—
Special retiree benefits	—	926	—	4,881

Net periodic benefit cost	$6,727	$7,892	$21,244	$25,779

As discussed in Note 5, the Company recorded restructuring expense of $86.6 million related to its Motorcycles segment during the first nine months of 2009. The restructuring action resulted in a pension and postretirement healthcare plan curtailment loss of $4.5 million, which is included in the $86.6 million restructuring expense, and an increase to equity of $13.3 million, or $8.4 million net of tax, which is included in accumulated other comprehensive income, during the first nine months of 2009. The plan curtailment also resulted in a plan remeasurement using a discount rate of 6.4% compared to 6.1% at December 31, 2008. All other significant assumptions remain unchanged from the December 31, 2008 measurement date. As a result of the remeasurement, the Company recognized a funded status adjustment consisting of a $6.6 million decrease to its pension and postretirement healthcare liabilities and an increase to accumulated other comprehensive income of $6.6 million, or $4.1 million net of tax.

Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company expects it will make additional contributions of approximately $40 million to $80 million to further fund its pension plans during the fourth quarter of 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

17.	Business Segments

The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services). The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Motorcycles net revenue	$1,121,275	$1,422,834	$3,565,568	$4,301,716

Gross profit	371,086	484,072	1,234,147	1,522,133
Selling, administrative and engineering expense	194,973	249,120	611,864	697,945
Restructuring expense and other impairments	50,745	926	100,738	12,475
Goodwill impairment	18,888	—	18,888	—

Operating income from Motorcycles	106,480	234,026	502,657	811,713

Financial services income	136,993	111,966	365,627	312,095
Financial services expense	167,333	76,333	446,881	204,408
Restructuring expense	1,204	—	1,204	—
Goodwill impairment	—	—	28,387	—

Operating (loss) income from financial services	(31,544)	35,633	(110,845)	107,687

Corporate expense	5,288	1,657	19,370	14,482

Income from operations	$69,648	$268,002	$372,442	$904,918

As discussed in Note 3, Financial Services expense for the nine months ended September 27, 2009 includes a $72.7 million charge related to increased provision for credit losses resulting from the one-time reclassification of finance receivables held for sale to finance receivables held for investment.

As discussed in Note 6, the Company recorded an $18.9 million goodwill impairment charge related to Motorcycles during the three and nine months ended September 27, 2009.

As discussed in Note 6, the Company recorded a $28.4 million goodwill impairment charge related to HDFS during the first nine months of 2009.

As discussed in Note 7, Financial Services income for the three and nine months ended September 27, 2009 includes an impairment charge of $3.4 million and $35.6 million, respectively, related to the investment in retained securitization interests. For the nine months ended September 28, 2008, the impairment charge was $6.3 million.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, and certain current or former Company officers or employees as defendants. In general, the ERISA complaint included factual allegations similar to those in the consolidated securities class action and alleged on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the class action lawsuit.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005, and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA actions for administrative purposes. On February 1, 2007, the federal court appointed Lead Plaintiff and Co-Lead Plaintiffs’ Counsel in the consolidated federal derivative action. On October 8, 2009, after issuing decisions dismissing the securities and ERISA class actions, the federal court scheduled a status conference regarding the consolidated derivative actions.

The Company believes the allegations against all of the defendants in the lawsuits against the Company are without merit and it intends to vigorously defend against these lawsuits should the relevant plaintiffs appeal the dismissals and/or continue to pursue the derivative lawsuits. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $5.9 million. The Company has established reserves for this amount, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

On-Balance Sheet Securitization

On October 9, 2009, HDFS transferred $897.4 million of U.S. retail motorcycle finance receivables to a SPE, which in turn issued $700.0 million of secured notes, with various maturities and interest rates, to investors. This term asset-backed securitization transaction was “eligible collateral” under the TALF program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of this term asset-backed securitization transaction did not satisfy the requirements for accounting sale treatment under ASC Topic 860; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPE will be included in the Company’s consolidated financial statements as HDFS is the primary and sole beneficiary of the SPE.

Discontinuation of Buell Product Line and Planned MV Divestiture

On October 15, 2009, the Company unveiled major elements of its business strategy to drive growth through a single-minded focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. On October 14, 2009, the Company’s Board of Directors approved and the Company committed to the discontinuation of its Buell product line and divestiture of MV as part of this strategy.

The Company plans to stop production of Buell motorcycles at the end of October 2009. Remaining inventories of Buell motorcycles, accessories and apparel, while they last, will continue to be sold through authorized dealerships. Warranty coverage will continue as normal for Buell motorcycles and the Company will provide replacement parts and service through dealerships. The decision will result in a reduction over time of about 80 hourly production positions and about 100 non-production, primarily salaried positions. Employment will end for a majority of Buell employees December 18, 2009.

Buell is not considered a separate and distinct operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC Topic 360) due to its integration within the Harley-Davidson business systems and distribution network. Accordingly, the financial results related to Buell will continue to be included in the Company’s consolidated financial statements according to their respective line items. The Company expects to incur approximately $125 million in one-time costs related to the discontinuation of the Buell product line, approximately 60% of which will involve cash expenditures. The Company expects to incur approximately $115 million of that amount in 2009 and the remainder in 2010. The $125 million is comprised of approximately $70 million in costs associated with sales incentives, inventory write-downs and other incremental operating costs; approximately $14 million of fixed-asset impairment charges (incurred during the third quarter 2009 as discussed in Note 5); approximately $9 million of one-time termination benefits; and approximately $32 million of other costs including payments the Company expects to make to fulfill contractual obligations.

Relative to MV, as a result of the approval of the Company’s Board of Directors, the Company will immediately commence efforts to sell the business. Because MV is a standalone entity with a separate distribution network, the Company expects to report MV as a discontinued operation beginning in the fourth quarter of 2009. Under the requirements of ASC Topic 360, the income statement components of the discontinued operations will be aggregated and presented on a single line in the Consolidated Statement of Income for all periods presented through the date of sale. In addition, the assets and liabilities of MV will be considered held for sale and as a result will be measured at the lower of carrying value or fair value less cost to sell. In the fourth quarter of 2009, the Company will recognize a loss for any initial adjustment required to reduce the carrying amount of the assets and liabilities of MV to the estimated fair value of the business less cost to sell. The following table contains summarized financial information related to MV for the periods noted (in thousands):

	September 27, 2009	December 31, 2008
Total assets	$233,339	$238,715
Total liabilities	$71,058	$77,941

	Nine months ended September 27, 2009	August 8, 2008 - December 31, 2008
Net revenue	$42,937	$15,894
Net losses	$(52,571)	$(30,143)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company’s financial results continue to be impacted by the difficult economic environment. Net income and diluted earnings per share for the third quarter of 2009 were down 84.1% and 84.5%, respectively, compared to the third quarter of 2008. The decrease in net income compared to last year’s third quarter was driven by a 27.4% decrease in wholesale shipments of Harley-Davidson motorcycles, higher restructuring and impairment charges and an operating loss at Financial Services.

Retail sales of Harley-Davidson motorcycles by independent dealers also continued to be impacted by the difficult economy, although the decline in retail sales moderated in the third quarter of 2009 as compared to the second quarter of 2009. Worldwide retail sales of new Harley-Davidson motorcycles declined 21.3% in the third quarter of 2009 compared to last year’s third quarter, an improvement from the 30.1% period over period decline in the second quarter 2009.

In the third quarter of 2009, U.S. retail sales of Harley-Davidson motorcycles were down 24.3% and international retail sales were down 13.1% as compared to the third quarter of 2008. On an industry-wide basis, retail sales of heavyweight motorcycles in the United States declined 35.9% during the third quarter.

Please refer to the “Results of Operations for the Three Months Ended September 27, 2009” for additional details concerning the results for the quarterly and year to date periods ended September 27, 2009.

Outlook(1)

On October 15, 2009, the Company announced its long-term business strategy to drive growth through a single-minded focus of efforts and resources on the unique strengths of the Harley-Davidson brand, and to enhance productivity and profitability through continuous improvement.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and Item 1A “Risk Factors,” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (October 30, 2009), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The strategy focuses Company resources on Harley-Davidson products and experiences, global expansion, demographic outreach and commitment to core customers. In addition, the Company will continue to expand its initiatives to enhance profitability through continuous improvement in manufacturing, product development and business operations. As part of this strategy, on October 14, 2009, the Company’s Board of Directors approved a decision to discontinue the Buell product line and divest MV.

In connection with the decision to divest MV, the Company commenced efforts in October 2009 to sell the business and, as a result, expects to present the results of MV as a discontinued operation beginning in the fourth quarter of 2009. During the third quarter of 2009, the Company recorded a goodwill impairment charge of $18.9 million related to MV.

With regard to Buell, the Company plans to stop production of Buell motorcycles at the end of October 2009 and remaining inventories of Buell motorcycles, accessories and apparel will continue to be sold through authorized dealerships into 2010. Warranty coverage will continue as normal for Buell motorcycles and the Company will provide replacement parts and service through dealerships. The decision will result in a reduction of approximately 80 hourly production positions and approximately 100 non-production, primarily salaried positions. Employment will end for a majority of Buell employees in December 2009. Due to the level of integration between Buell and Harley-Davidson, Buell is not considered a separate and distinct operation and, as a result, will not be presented separately as a discontinued operation. The Company expects to incur approximately $125 million in one-time costs related to winding down the Buell product line, of which approximately $115 million will be incurred in 2009. The Company estimates that approximately $70 million will relate to sales incentives, inventory write-downs and other incremental expenses, the majority of which will impact gross margins. The remaining amount, approximately $55 million, will consist of restructuring and impairment charges and will be classified as such in the income statement. This includes a $14.2 million one-time fixed-asset impairment charge recorded by the Company in the third quarter of 2009.

The Company expects previously announced restructuring activities, together with costs associated with winding down the Buell product line, to result in one-time restructuring and impairment charges of $215 million to $245 million over 2009 and 2010, or an increase of $55 million from the estimate provided July 16, 2009. The Company estimates annual savings from these restructuring activities, measured against 2008 spending (cost of sales and operating expenses), are as follows:

•	2009 - $75 million to $90 million;

•	2010 - $100 million to $130 million; and

•	2011 and beyond - $140 million to $150 million.

The Company continues to pursue its previously announced “two path” study to determine whether additional major restructuring at its York, Pennsylvania operations can make those operations competitive and sustainable long term or, alternatively, whether the Company will relocate those operations to another U.S. location. As part of the restructuring analysis, the Company has begun contract talks with the union representing employees at the York operations and expects to make a final decision on the status of the York operations by the end of 2009.

Guidance(1)

On October 15, 2009, the Company narrowed its guidance for full-year 2009 shipments, and expects to ship 222,000 to 227,000 Harley-Davidson motorcycles to dealers, including 35,000 to 40,000 during the fourth quarter of 2009. The Company’s prior 2009 guidance was for shipments of 212,000 and 228,000 Harley-Davidson motorcycles. The Company remains committed to shipping fewer Harley-Davidson motorcycles to its worldwide dealer network than it expects they will sell at retail in 2009.

In addition, the Company re-affirmed its expectation for full-year 2009 gross margin of between 30.5% and 31.5%. During the fourth quarter, the Company expects gross margins to be negatively impacted by higher fixed costs per unit and costs associated with the wind down of the Buell product line, partially offset by expected lower raw material costs, a favorable product mix and manufacturing productivity.

Also on October 15, 2009, the Company revised its expected capital expenditures for 2009 to approximately $125 million to $145 million including approximately $15 million to $25 million for capital expenditures made in connection with its restructuring activities in 2009. In the aggregate, this represents an approximately $87 million to $107 million decrease from the Company’s 2008 capital expenditures. The Company anticipates it will have the ability to fund all capital expenditures in 2009 with internally generated funds.(1)

Regarding Financial Services, the Company expects HDFS to incur operating losses over the next couple of quarters as the result of four key factors:

•	Lower resale values and higher credit losses typically experienced during the winter months;

•	Continued pressure on incidence of loss as unemployment rates are expected to rise;

•	The impact of higher cost funding raised during the recent capital market disruption; and

•	The impact of carrying large cash balances to minimize refinancing risk of April 2010 maturities.

The Company expects that HDFS will return to profitability as the economy improves and as pre-2009 retail loan originations become a smaller portion of the overall portfolio. The Company continues to believe that HDFS provides an advantage for Harley-Davidson by providing a reliable source of financing for the Company’s independent dealer network and dealers’ retail customers. The Company’s goal for HDFS is to appropriately balance credit risk and appropriate returns and profitability and is currently reviewing strategic options to find more diversified and cost effective funding in order to meet this goal.

The Company has also identified the following expectations that it will use to measure its performance over the longer term:

•	Outperform the S&P 500 over the long term;

•	International retail motorcycle unit sales to grow at a faster rate than domestic retail motorcycle unit sales over the long term:

•	The addition of 100 to 150 international independent dealer points through 2014; and

•	International retail motorcycle unit sales to exceed 40% of total retail motorcycle unit sales by 2014.

•	Retail motorcycle unit sales to core customer base to grow over the long term from 2009 levels, but retail motorcycle unit sales to outreach customers to grow at a faster rate; and

•	Earnings to grow at a faster rate than revenue for 2010 through 2014 including:

•

Productivity savings net of inflation of approximately $120 million to $150 million between now and 2014, including the restructuring of the Company’s York operations. This is in addition to estimated annual savings of announced restructuring activities discussed in Outlook; and

•	Selling, administrative and engineering expense to decrease as a percentage of revenue.

Results of Operations for the Three Months Ended September 27, 2009

Compared to the Three Months Ended September 28, 2008

Consolidated Results

(in thousands, except earnings per share)	Three months ended		(Decrease) Increase	% Change
	September 27, 2009	September 28, 2008
Operating income from motorcycles & related products	$106,480	$234,026	$(127,546)	(54.5)%

Operating (loss) income from financial services	(31,544)	35,633	(67,177)	(188.5)

Corporate expense	5,288	1,657	3,631	219.1

Consolidated income from operations	69,648	268,002	(198,354)	(74.0)
Investment income	947	2,751	(1,804)	(65.6)
Interest expense	1,312	1,226	86	7.0

Income before provision for income taxes	69,283	269,527	(200,244)	(74.3)
Provision for income taxes	42,800	102,986	(60,186)	(58.4)

Net income	$26,483	$166,541	$(140,058)	(84.1)%

Diluted earnings per share	$0.11	$0.71	$(0.60)	(84.5)%

The Company’s third quarter 2009 net income was $26.5 million, a decrease of $140.1 million, or 84.1%, from the same period last year. Diluted earnings per share also decreased as a result of lower net income, down 84.5% from the second quarter of 2008. As discussed in Overview, net income for the third quarter of 2009 was affected by the 27.4% reduction in wholesale shipments of Harley-Davidson motorcycles, higher restructuring expenses, a goodwill impairment charge of $18.9 million, a fixed asset impairment charge of $14.2 million and an operating loss at Financial Services.

The effective income tax rate for the third quarter of 2009 was 61.8% compared to 38.2% for the third quarter of 2008. The increase was due primarily to the tax implications of MV, including the non-deductible write down of goodwill of $18.9 million, and the impact of reduced Company earnings. The Company expects its full-year 2009 effective tax rate on continuing operations, excluding MV, to be approximately 59% due to the previously reported one-time tax charge of $22.5 million in the first quarter of 2009 and the non-deductible goodwill write-off of $28.4 million related to HDFS, as well as the impact of reduced earnings for the remainder of the year.(1)

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 21.3% during the third quarter of 2009 compared to the third quarter of 2008. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 24.3% in the United States and 13.1% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 35.9% in the United States and down 21.9% in Europe when compared to the same periods in 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended		Decrease	% Change
	September 27, 2009	September 28, 2008
North America Region
United States	44,650	59,000	(14,350)	(24.3)%
Canada	3,494	3,682	(188)	(5.1)

Total North America Region	48,144	62,682	(14,538)	(23.2)

Europe Region (Includes Middle East and Africa)(b)
Europe(c)	7,228	8,481	(1,253)	(14.8)
Other	771	1,006	(235)	(23.4)

Total Europe Region	7,999	9,487	(1,488)	(15.7)

Asia Pacific Region
Japan	3,948	4,697	(749)	(15.9)
Other	2,184	2,310	(126)	(5.5)

Total Asia Pacific Region	6,132	7,007	(875)	(12.5)

Latin America Region	1,454	1,776	(322)	(18.1)

Total Worldwide Retail Sales	63,729	80,952	(17,223)	(21.3)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	In the Company’s third quarter press release dated October 15, 2009, the 2009 Europe Region data was incorrectly reported for both Europe and Other as 5,058 and 2,941, respectively. The corrected data is reported here and did not affect the total amount reported for the Europe Region.
(c)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended				Decrease	% Change
	September 27, 2009		September 28, 2008
United States	36,524	67.3%	49,953	66.9%	(13,429)	(26.9)%
International	17,712	32.7%	24,751	33.1%	(7,039)	(28.4)

Harley-Davidson motorcycle units	54,236	100.0%	74,704	100.0%	(20,468)	(27.4)

Touring motorcycle units	22,360	41.2%	24,008	32.1%	(1,648)	(6.9)
Custom motorcycle units*	20,969	38.7%	34,322	46.0%	(13,353)	(38.9)
Sportster motorcycle units	10,907	20.1%	16,374	21.9%	(5,467)	(33.4)

Harley-Davidson motorcycle units	54,236	100.0%	74,704	100.0%	(20,468)	(27.4)%

Buell and MV motorcycle units	1,853		2,760		(907)	(32.9)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 54,236 Harley-Davidson motorcycles worldwide during the third quarter of 2009 and announced on October 15, 2009 that it anticipates shipping between 35,000 to 40,000 Harley-Davidson motorcycle units in the fourth quarter of 2009.(1) The Company also announced on October 15, 2009 that it was narrowing the range of its previously announced plan to reduce 2009 annual shipments by 25% to 30% from 2008 annual shipments to 25% to 27% from 2008 annual shipments.(1) The anticipated fourth quarter shipments are approximately 36,600 to 41,600 fewer units than during the fourth quarter of 2008.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended		(Decrease) Increase	% Change
	September 27, 2009	September 28, 2008
Net Revenue
Harley-Davidson motorcycles	$803,256	$1,031,247	$(227,991)	(22.1)%
Buell & MV motorcycles	21,800	26,111	(4,311)	(16.5)

	825,056	1,057,358	(232,302)	(22.0)

Parts & Accessories	221,832	259,033	(37,201)	(14.4)
General Merchandise	70,671	84,034	(13,363)	(15.9)
Other	3,716	22,409	(18,693)	(83.4)

Net revenue	1,121,275	1,422,834	(301,559)	(21.2)

Cost of goods sold	750,189	938,762	(188,573)	(20.1)

Gross profit	371,086	484,072	(112,986)	(23.3)

Selling & administrative expense	159,401	210,021	(50,620)	(24.1)
Engineering expense	35,572	39,099	(3,527)	(9.0)
Restructuring expense and other impairments	50,745	926	49,819	N/M
Goodwill impairment	18,888	—	18,888	N/M

Operating expense	264,606	250,046	14,560	5.8

Operating income from motorcycles	$106,480	$234,026	$(127,546)	(54.5)%

Net revenue declined $301.6 million, or 21.2%, primarily due to the Company’s previously announced decision to lower Harley-Davidson wholesale motorcycle unit shipment volumes. The net decrease in sales volume across the Company’s product lines resulted in lower revenue of approximately $348 million. Offsetting this decrease were favorability from the impact of changes in foreign currency exchange rates of approximately $3 million and from product mix changes of approximately $44 million.

Cost of goods sold decreased $188.6 million, or 20.1%, primarily due to the net lower wholesale shipment volumes. Lower volumes reduced cost of goods sold by approximately $221 million while the impact of changes in foreign currency exchange rates and foreign currency hedging increased cost of goods sold by approximately $16 million. Changes in product mix also increased cost of goods sold by approximately $23 million. Favorability in raw material prices of approximately $19 million was offset by approximately $12 million of higher manufacturing cost. The higher manufacturing cost was driven by the allocation of fixed costs over fewer units and increased product cost due to increased product content, such as new features and options on the Company’s motorcycles. These increased costs were partially offset by productivity gains.

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities and asset and goodwill impairments largely offset by ongoing cost reduction initiatives. For further information regarding the Company’s previously announced restructuring activities and asset and goodwill impairments, refer to Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended		Increase (Decrease)	% Change
	September 27, 2009	September 28, 2008
Interest income	$113,811	$79,857	$33,954	42.5%
Income from securitizations	2,609	13,889	(11,280)	(81.2)
Other income	20,573	18,220	2,353	12.9

Financial services income	136,993	111,966	25,027	22.4

Interest expense	80,174	37,545	42,629	113.5
Operating expenses	87,159	38,788	48,371	124.7
Restructuring expense	1,204	—	1,204	N/M

Financial services expense	168,537	76,333	92,204	120.8

Operating (loss) income from financial services	$(31,544)	$35,633	$(67,177)	(188.5)%

During the third quarter of 2009, interest income benefited from higher average retail and wholesale receivables. The increase in retail receivables outstanding was driven by the absence of off-balance sheet term asset-backed securitization activity during the last nine months 2008 due to capital market volatility. The increase in retail receivables outstanding was also attributable to the utilization of on-balance sheet term asset-backed securitizations during the first nine months of 2009 due to the structure of those transactions not meeting the requirements for accounting sale treatment. The increase in wholesale outstanding receivables resulted from an increased use of floorplan financing consistent with higher average dealer inventory levels combined with a higher number of average days financed. Interest expense was higher in the third quarter of 2009 due to increased borrowings to support the growth in outstanding retail and wholesale receivables as well as an increased cost of borrowing as compared to the same period of 2008. The increased borrowings result from a growth in outstanding retail and wholesale receivables as well as carrying higher cash balances to ensure liquidity in continued uncertain capital market conditions.

Income from securitizations in the third quarter of 2009 was $11.3 million lower as compared to third quarter of 2008 due to reduced income earned from the investment in retained securitization interests and an other-than-temporary impairment of retained securitizations interests. The income earned on the investment in retained securitization interests was $7.9 million lower in the third quarter of 2009 as compared to the third quarter of 2008 due to a reduction in outstanding off-balance sheet securitization transactions. In addition, HDFS recognized a $3.4 million write down of certain retained securitization interests in the third quarter of 2009 due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds.

Other income increased primarily due to the absence of a lower of cost or market adjustment on finance receivables held for sale in the third quarter of 2009 compared to a $9.4 million adjustment in the third quarter of 2008. This increase was partially offset by a $4.0 million decrease in servicer fee income resulting from a reduction in outstanding off-balance sheet securitization transactions in the third quarter of 2009 as compared to the third quarter of 2008.

The increase in operating expenses in the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to increases of $41.4 million and $7.1 million in the provision for credit losses related to retail and wholesale receivables, respectively. The provision related to retail receivables increased as a result of higher expected incidence of loss and lower expected recovery values on repossessed motorcycles as well as a higher balance of held for investment receivables as compared to the prior year.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	September 27, 2009	September 28, 2008

Balance, beginning of period	$114,335	$35,889
Provision for finance credit losses	56,445	8,056
Charge-offs, net of recoveries	(21,863)	(7,120)

Balance, end of period	$148,917	$36,825

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.

Results of Operations for the Nine Months Ended September 27, 2009

Compared to the Nine Months Ended September 28, 2008

Consolidated Results

(in thousands, except earnings per share)	Nine months ended		(Decrease) Increase	% Change
	September 27, 2009	September 28, 2008
Operating income from motorcycles & related products	$502,657	$811,713	$(309,056)	(38.1)%

Operating (loss) income from financial services	(110,845)	107,687	(218,532)	(202.9)

Corporate expense	19,370	14,482	4,888	33.8

Consolidated income from operations	372,442	904,918	(532,476)	(58.8)
Investment income	3,217	7,033	(3,816)	(54.3)
Interest expense	13,110	1,226	11,884	N/M

Income before provision for income taxes	362,549	910,725	(548,176)	(60.2)
Provision for income taxes	198,969	333,816	(134,847)	(40.4)

Net income	$163,580	$576,909	$(413,329)	(71.6)%

Diluted earnings per share	$0.70	$2.45	$(1.75)	(71.4)%

The Company’s net income for the first nine months of 2009 was $163.6 million, a decrease of $413.3 million, or 71.6%, from the same period last year. Diluted earnings per share also decreased as a result of lower net income, down 71.4% from the first nine months of 2008. Net income for the first nine months of 2009 continued to be impacted by the difficult retail environment which in turn has affected wholesale shipments, as well as by the cost of implementing the Company’s previously announced restructuring activities, goodwill and other impairment charges totaling $33.1 million related to the Motorcycles segment, and by charges related to HDFS, including a $72.7 million provision for credit losses as well as a $28.4 million goodwill impairment charge to write off goodwill. Please refer to the detailed discussion of segment results following. Net income was also impacted during the first nine months of 2009 by higher interest expense and a one-time income tax charge occurring during the first quarter.

Interest expense for the first nine months of 2009 includes $8.0 million related to the issuance of $600.0 million of senior unsecured notes during February 2009. This interest expense represents a portion of the total interest incurred on the senior unsecured notes during the first quarter and corresponds to the initial temporary investment of the proceeds at the corporate level. Prior to the end of the first quarter of 2009, the full proceeds were transferred to HDFS, and as a result, the remaining balance of the interest expense on the senior unsecured notes has been included in Financial Services expense.

The effective income tax rate for the first nine months of 2009 was 54.9% compared to 36.7% for the first nine months of 2008. The increase was due to an unanticipated change in Wisconsin tax law during the first quarter of 2009 that resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards, as well as tax implications associated with MV and the combined MV and HDFS goodwill impairments of $47.3 million which are non-deductible.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 22.9% during the first nine months of 2009 compared to the first nine months of 2008. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 25.5% in the United States and 16.5% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 38.7% in the United States and down 19.6% in Europe when compared to the same periods in 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Nine months ended		Decrease	% Change
	September 27, 2009	September 28, 2008

North America Region
United States	141,101	189,437	(48,336)	(25.5)%
Canada	10,376	14,552	(4,176)	(28.7)

Total North America Region	151,477	203,989	(52,512)	(25.7)

Europe Region (Includes Middle East and Africa)(b)
Europe(c)	30,122	34,284	(4,162)	(12.1)
Other	2,563	3,483	(920)	(26.4)

Total Europe Region	32,685	37,767	(5,082)	(13.5)

Asia Pacific Region
Japan	10,240	11,502	(1,262)	(11.0)
Other	7,235	7,722	(487)	(6.3)

Total Asia Pacific Region	17,475	19,224	(1,749)	(9.1)

Latin America Region	4,243	6,034	(1,791)	(29.7)

Total Worldwide Retail Sales	205,880	267,014	(61,134)	(22.9)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	In the Company’s third quarter press release dated October 15, 2009, the 2009 Europe Region data was incorrectly reported for both Europe and Other as 27,952 and 4,733, respectively. The corrected data is reported here and did not affect the total amount reported for the Europe Region.
(c)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	Nine months ended		Decrease	% Change
	September 2009	September 2008

United States(a)	260,842	425,732	(164,890)	(38.7)%
Europe(b)	276,367	343,624	(67,257)	(19.6)%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. This data is subject to revision and update. Industry data includes three-wheeled vehicles retroactive to 2008.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This data is subject to revision and update.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended				Decrease	% Change
	September 27, 2009		September 28, 2008

United States	124,428	66.5%	149,228	65.8%	(24,800)	(16.6)%
International	62,657	33.5%	77,670	34.2%	(15,013)	(19.3)

Harley-Davidson motorcycle units	187,085	100.0%	226,898	100.0%	(39,813)	(17.5)

Touring motorcycle units	69,324	37.0%	75,691	33.4%	(6,367)	(8.4)
Custom motorcycle units*	75,133	40.2%	105,316	46.4%	(30,183)	(28.7)
Sportster motorcycle units	42,628	22.8%	45,891	20.2%	(3,263)	(7.1)

Harley-Davidson motorcycle units	187,085	100.0%	226,898	100.0%	(39,813)	(17.5)%

Buell and MV motorcycle units	8,753		9,224		(471)	(5.1)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 187,085 Harley-Davidson motorcycles worldwide during the first nine months of 2009 and announced on October 15, 2009 that it anticipates shipping between 222,000 to 227,000 Harley-Davidson motorcycle units for the full year of 2009.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended		(Decrease) Increase	% Change
	September 27, 2009	September 28, 2008
Net Revenue
Harley-Davidson motorcycles	$2,622,774	$3,229,085	$(606,311)	(18.8)%
Buell & MV motorcycles	92,999	89,704	3,295	3.7

	2,715,773	3,318,789	(603,016)	(18.2)

Parts & Accessories	623,058	706,640	(83,582)	(11.8)
General Merchandise	215,463	244,830	(29,367)	(12.0)
Other	11,274	31,457	(20,183)	(64.2)

Net revenue	3,565,568	4,301,716	(736,148)	(17.1)

Cost of goods sold	2,331,421	2,779,583	(448,162)	(16.1)

Gross profit	1,234,147	1,522,133	(287,986)	(18.9)

Selling & administrative expense	514,480	571,977	(57,497)	(10.1)
Engineering expense	97,384	125,968	(28,584)	(22.7)
Restructuring expense and other impairments	100,738	12,475	88,263	N/M
Goodwill impairment	18,888	—	18,888	N/M

Operating expense	731,490	710,420	21,070	3.0

Operating income from motorcycles	$502,657	$811,713	$(309,056)	(38.1)%

Net revenue declined $736.1 million, or 17.1%, primarily due to the Company’s previously announced decision to lower Harley-Davidson wholesale motorcycle unit shipment volumes. The net decrease in sales volume across the Company’s product lines resulted in lower revenue of approximately $661 million. Net revenue also decreased due to the impact of changes in foreign currency exchange rates of approximately $94 million. Product mix changes increased net revenue by approximately $21 million.

Cost of goods sold decreased $448.2 million, or 16.1%, primarily due to the net lower wholesale shipment volumes. Lower volumes reduced cost of goods sold by approximately $401 million while the impact of changes in foreign currency exchange rates and foreign currency hedging also reduced cost of goods sold by approximately $65 million. Favorability in raw material prices of approximately $42 million was largely offset by product mix changes of approximately $25 million and approximately $34 million of higher manufacturing cost. The higher manufacturing cost was driven by the allocation of fixed costs over fewer units and increased product cost due to increased product content, such as new features and options on the Company’s motorcycles. These increased costs were partially offset by productivity gains.

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities and asset and goodwill impairments largely offset by ongoing cost reduction initiatives. For further information regarding the Company’s previously announced restructuring activities and asset and goodwill impairments, refer to Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended		Increase (Decrease)	% Change
	September 27, 2009	September 28, 2008
Interest income	$316,128	$197,600	$118,528	60.0%
(Loss) income from securitizations	(9,203)	36,044	(45,247)	(125.5)
Other income	58,702	78,451	(19,749)	(25.2)

Financial services income	365,627	312,095	53,532	17.2

Interest expense	212,992	90,121	122,871	136.3
Operating expenses	233,889	114,287	119,602	104.7
Restructuring expense	1,204	—	1,204	N/M
Goodwill impairment	28,387	—	28,387	N/M

Financial services expense	476,472	204,408	272,064	133.1

Operating (loss) income from financial services	$(110,845)	$107,687	$(218,532)	(202.9)%

During the first nine months of 2009, interest income benefited from higher average retail and wholesale receivables, partially offset by lower wholesale lending rates. The increase in retail receivables outstanding was driven by a reduction in off-balance sheet term asset-backed securitization activity throughout 2008 due to capital market volatility. The increase in retail receivables outstanding was also attributable to the utilization of on-balance sheet term asset-backed securitizations during the first nine months of 2009 due to the structure of those transactions not meeting the requirements for accounting sale treatment. The increase in wholesale outstanding receivables resulted from an increased use of floorplan financing consistent with higher average dealer inventory levels combined with a higher number of average days financed. Interest expense was higher during the first nine months of 2009 due primarily to increased borrowings to support the growth in outstanding retail and wholesale receivables as well as an increased cost of borrowing as compared to the same period of 2008. Interest expense was also higher as the result of carrying higher cash balances to ensure liquidity in continued uncertain capital market conditions.

(Loss) income from securitizations in the first nine months of 2009 was lower as compared to the first nine months of 2008 due to a larger other-than-temporary write down of certain retained securitization interests and reduced income earned from the investment in retained securitization interests. During the first nine months of 2009, HDFS recognized a $35.6 million write down of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. This compares to an other-than-temporary impairment of $6.3 million in the first nine months of 2008.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased, and as a result, the fair value of retained securitization interests has declined and in some cases this decline is other-than-temporary. Depending on the behavior of future loss rates, prepayment speeds and the discount rate, HDFS could experience further write-downs of its retained interests, which had a fair value of $265.1 million as of September 27, 2009. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests.

Further impacting (loss) income from securitizations was a decrease in the income earned from the investment in retained securitization interests, which was $21.4 million lower in the first nine months of 2009 as compared to the first nine months of 2008 due to a reduction in outstanding off-balance sheet securitization transactions. In addition, there were no off-balance sheet term asset-backed securitization transactions during the first nine months of 2009 while the Company recognized a $5.4 million loss on one off-balance sheet term asset-backed securitization transaction in the first nine months of 2008.

Other income decreased primarily due to $12.7 million lower servicer fee income resulting from a reduction in outstanding off-balance sheet securitization transactions in the first nine months of 2009 as compared to the first nine months of 2008. In addition, other income in 2009 was also impacted by a $5.9 million charge to earnings from the lower of cost or market value of its finance receivables held for sale in the first nine months of 2009 compared to a $9.4 million adjustment in the first nine months of 2008.

The increase in operating expenses in the first nine months of 2009 is primarily due to an increase in the provision for credit losses resulting from the reclassification of $3.14 billion of finance receivables held for sale to held for investment at the end of the second quarter of 2009 due to the structure of its May 2009 term asset-backed securitization transaction and management’s intent to structure subsequent securitization transactions in a manner that does not meet the requirements of accounting sale treatment. The reclassification resulted in additional provision needs of $72.7 million in addition to normal finance receivable portfolio requirements in the second quarter of 2009. In addition, during the first nine months of 2009 the provision for credit losses related to retail and wholesale receivables increased by $31.9 million and $9.1 million, respectively, over the first nine months of 2008. The provision related to retail receivables increased as a result of higher expected incidence of loss, lower expected recovery values on repossessed motorcycles, and the increase in the finance receivables held for investment.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.70% for the first nine months of 2009 compared to 1.97% for the first nine months of 2008. The 30-day delinquency rate for managed retail motorcycle loans at September 27, 2009 increased to 5.80% from 5.59% at September 28, 2008. Managed retail loans include loans held by HDFS as well as those sold through off-balance sheet term asset-backed securitization transactions. The year-over-year increase in credit losses was driven by a higher frequency of loss and higher average loss per motorcycle resulting from continued pressure on values for repossessed motorcycles. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans in 2009 as compared to 2008.(1)

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Nine months ended
	September 27, 2009	September 28, 2008

Balance, beginning of period	$40,068	$30,295
Provision for finance credit losses	137,830	24,492
Charge-offs, net of recoveries	(28,981)	(17,962)

Balance, end of period	$148,917	$36,825

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio and current economic conditions.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, during the nine months ended September 27, 2009, the Company recorded an impairment charge of $28.4 million related to the goodwill associated with HDFS.

Other Matters

New Accounting Standards Not Yet Adopted

Accounting Standards Not Yet Adopted

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). ASC Topic 715-20-65 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in ASC Topic 820. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. ASC Topic 715-20-65 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amends ASC Topic 860 primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (as defined under previous accounting standards) must be evaluated for consolidation within an entity’s financial statements. Additionally, SFAS No. 166 will require enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets.

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

Asset Groups to Be Disposed of by Sale – Asset groups (assets and liabilities to be disposed of together as a group in a single transaction) classified as “held for sale” are measured at the lower of carrying amount or “fair value less cost to sell” and a loss should be recognized for any initial adjustment required to reduce the carrying amount to the “fair value less cost to sell” in the period the “held for sale” criteria are met. The “fair value less cost to sell” must be assessed each reporting period the asset group remains classified as “held for sale.” Gains or losses not previously recognized resulting from the sale of an asset group will be recognized on the date of sale. In determining the fair value of an asset group representing a business, the Company utilizes widely accepted techniques requiring the Company to make assumptions and apply judgment to estimate macro economic factors, industry economic factors and the future profitability of current business strategies. Changes in these factors can have a significant impact on the impairment evaluation.

In addition, the determination of fair value for an asset group held for sale may be influenced by information received from interested buyers (market participants) having appropriate knowledge of the asset group. The appropriate level of knowledge may not be obtainable solely from public observations, but could be obtained in the course of a normal due diligence process.

Contractual Obligations

As described in “Liquidity,” the Company has taken several different actions to fund HDFS’ operations for 2009. As a result of these actions, the amount of debt carried in the Company’s consolidated financial statements has increased significantly since December 31, 2008. Accordingly, the Company has updated its Contractual Obligations table as of September 27, 2009 to reflect the new projected principal and interest payments for the remainder of 2009 and beyond.

A summary of the Company’s expected payments for significant contractual obligations as September 27, 2009 is as follows:

	2009	2010 - 2011	2012 - 2013	Thereafter	Total
Principal payments on debt	$1,116,777	$1,796,823	$670,738	$2,198,326	$5,782,664
Interest payments on debt	112,735	616,625	526,113	318,352	1,573,825

	$1,229,512	$2,413,448	$1,196,851	$2,516,678	$7,356,489

Interest obligations include the impact of interest rate hedges outstanding as of September 27, 2009. Interest for floating rate instruments, as calculated above, assumes rates in effect at September 27, 2009 remain constant.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, and certain current or former Company officers or employees as defendants. In general, the ERISA complaint included factual allegations similar to those in the consolidated securities class action and alleged on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the class action lawsuit.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005, and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA actions for administrative purposes. On February 1, 2007, the federal court appointed Lead Plaintiff and Co-Lead Plaintiffs’ Counsel in the consolidated federal derivative action. On October 8, 2009, after issuing decisions dismissing the securities and ERISA class actions, the federal court scheduled a status conference regarding the consolidated derivative actions.

The Company believes the allegations against all of the defendants in the lawsuits against the Company are without merit and it intends to vigorously defend against these lawsuits should the relevant plaintiffs appeal the dismissals and/or continue to pursue the derivative lawsuits. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $5.9 million. The Company has established reserves for this amount, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Liquidity and Capital Resources as of September 27, 2009

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) During the remainder of 2009, the Company believes the Motorcycles operations will be funded through internally-generated cash flows. During the remainder of 2009, the Company intends to fund its Financial Services operations with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, committed unsecured bank credit facilities and through the term asset-backed securitization market.(1)

The Company estimated that HDFS’ funding requirements in 2009 would be approximately $1 billion in addition to amounts that were to come due if the Company was not successful in extending its $950.0 million 364-day credit facility that was part of its Global Credit Facilities (as defined below) or its $500.0 million asset-backed commercial paper conduit facility. The Company believes it has exceeded HDFS’ projected funding requirements by approximately $1.9 billion as a result of the following actions during 2009:

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

•

In July 2009, HDFS transferred $897.4 U.S. retail motorcycle finance receivables to a SPE, which in turn issued $700.0 million of secured notes, with various maturities and interest rates, to investors. This term asset-backed securitization transaction was “eligible collateral” under the TALF program.

In addition to the May 2009 and July 2009 term asset-backed securitization transactions, the Company announced on October 15, 2009 the completion of a third TALF-eligible term asset-backed securitization transaction. This transaction was completed on October 9, 2009 when HDFS transferred $897.4 million of U.S retail motorcycle finance receivables to a SPE, which in turn issued $700.0 million of secured notes, with various maturities and interest rates, to investors.

The Company intends to use the approximately $1.90 billion excess funding from these 2009 transactions to support any anticipated 2010 HDFS funding requirements, including mitigating the refinancing risk of the asset-backed commercial paper conduit facility and the $625.0 million 364-day credit facility, both of which mature in April 2010.

In addition to the funding achievements discussed above, the Company has taken steps to manage and preserve cash. During the first nine months of 2009, the Company’s Board of Directors approved first, second and third quarter dividends of $0.10 per share, a decrease of $0.23 per share from the dividend paid in the fourth quarter of 2008. The dividend reductions resulted in cash savings of approximately $161 million.

The Company is also reducing its expected 2009 capital expenditures to approximately $125 million to $145 million from its previous guidance of approximately $145 million to $175 million. This new range includes an updated estimate of approximately $15 million to $25 million for 2009 restructuring-related capital expenditures, compared to previous guidance of approximately $20 million to $30 million. Finally, in early 2009 HDFS discontinued new loan originations for general aviation consumer aircraft allowing HDFS to focus its resources on the core business of retail and wholesale motorcycle lending.

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

As discussed in Note 16 of Notes to Condensed Consolidated Financial Statements, due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. The Company expects it will make additional contributions of approximately $40 million to $80 million to further fund its pension plans during the fourth quarter of 2009 in addition to the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company completed the purchase of MV during the third quarter of 2008. The Company financed the transaction and MV’s initial working capital requirements through €130.0 million ($182.8 million) of debt under the Global Credit Facilities. During the third quarter of 2009, the Company repaid €30.0 million ($42.2 million) of the initial advances made under the Global Credit Facilities while drawing an additional €5.0 million ($7.4 million). As a result of the Company’s October 15, 2009 announcement that it was going to divest MV, the Company anticipates the remaining balance of MV-related debt under the Global Credit Facilities will be repaid within the next twelve months.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 27, 2009	September 28, 2008
Net cash provided by (used by) operating activities	$511,052	$(221,222)
Net cash used by investing activities	(568,050)	(283,955)
Net cash provided by financing activities	980,471	608,317

Total	$923,473	$103,140

Operating Activities

The increase in operating cash flow for the first nine months of 2009 compared to the first nine months of 2008 was due primarily to the classification of the Company’s retail lending activities partially offset by lower net income.

Retail loans originated prior to June 28, 2009 were classified as held-for-sale based on the Company’s intent to securitize these retail loans in off-balance sheet securitization transactions. Accordingly, the origination and collection of these retail loans as well as any proceeds from off-balance sheet securitization transactions were components of operating cash flows. The Company has not conducted an off-balance sheet securitization since the first quarter of 2008. At end of the second quarter of 2009, the Company made a decision to structure subsequent securitization transactions in a manner that will require “on-balance sheet” accounting (i.e., the Company no longer has intent to sell at the date of origination). As a result of that decision, the cash flows related to post-June retail lending activity are included within the investing cash flow section of the statement of cash flows. Cash inflows related to the collection of retail loans originated as held-for-sale prior to June 28, 2009 will continue to be reported in cash flows from operating activities.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables held for investment. Capital expenditures were $89.4 million and $153.7 million during the first nine months of 2009 and 2008, respectively. Net changes in finance receivables held for investment reflect the Company’s increased utilization of on-balance sheet term asset-backed securitization transactions. During the nine months ended September 27, 2009, the Company completed two such transactions.

Financing Activities

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. In the first nine months of 2008, the Company repurchased 6.3 million shares of its common stock at a total cost of $250.0 million. As of September 27, 2009, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.30 per share at a total cost of $70.3 million during the first nine months of 2009, compared to dividends of $0.96 per share at a total cost of $225.2 million during the same period last year.

As of September 27, 2009, debt increased by $2.00 billion compared to September 28, 2008 in support of the higher finance receivables outstanding at HDFS and higher cash balances which the Company is maintaining in order to reduce refinancing risk associated with its April 2010 debt maturities. The Company’s total outstanding debt consisted of the following as of September 27, 2009 and September 28, 2008 (in thousands):

	September 27, 2009	September 28, 2008
Unsecured commercial paper	$899,971	$786,290
Asset-backed conduit facility	570,132	—
Credit facilities	400,939	382,856

	1,871,042	1,169,146
Medium-term notes	1,605,464	2,002,836
Senior unsecured notes	600,000	—
On-balance sheet securitization debt	1,093,650	—

Total debt	$5,170,156	$3,171,982

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 27, 2009 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P1	A2	Negative Watch

Standard & Poor’s	A2	BBB	Stable

Fitch	F2	BBB+	Negative

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

The New 364-Day Credit Facility and the amended three-year credit facility agreement (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities.

Unsecured Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.58 billion as of September 27, 2009. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations. (1)

Asset-Backed Commercial Paper Conduit Facility – During April 2009, HDFS entered into a new revolving asset-backed conduit facility agreement (2009 Conduit Loan Agreement) to refinance and replace the existing $500.0 million asset-backed conduit facility agreement (2008 Conduit Loan Agreement). The 2009 Conduit Loan Agreement provides for the extension of credit by a group of third-party bank sponsored conduits, some of which were party to the 2008 Conduit Loan Agreement. The 2009 Conduit

Loan Agreement provides for total revolving borrowings of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. As part of the April 2009 transaction, HDFS transferred an additional $354.4 million of U.S. retail motorcycle loans to the SPE and increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. At September 27, 2009, total outstanding debt under this facility was $570.1 million.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment or $1.20 billion. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the 2009 Conduit Loan Agreement will expire on April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full.

Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at September 27, 2009 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. At September 27, 2009 and September 28, 2008, the Notes included a fair value adjustment increasing the balance by $7.4 million and $5.1 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.0 million and $2.3 million at September 27, 2009 and September 28, 2008, respectively.

At September 28, 2008, HDFS had $400.0 million of 3.63% medium-term notes outstanding which were due in December 2008. In December 2008, the notes matured and the principal and accrued interest were paid in full.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. Proceeds from the issuance were used to support HDFS’ operations.

On-Balance Sheet Securitization Debt – In July 2009 and May 2009, HDFS transferred $897.4 million and $641.0 million of U.S. retail motorcycle loans, respectively, to separate SPEs, which in turn issued $700.0 million and $500.0 million of secured notes, respectively, with various maturities and interest rates, to investors. These term asset-backed securitization transactions were “eligible collateral” under the TALF program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of these term asset-backed securitization transactions did not satisfy the requirements for accounting sale treatment under ASC Topic 860; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as HDFS is the primary and sole beneficiary of the SPEs.

There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle loans are applied to outstanding principal each month. The classes of secured notes issued as part of the May 2009 term asset-backed securitization transaction have maturity dates that range from May 2010 to January 2017. The classes of secured notes issued as part of the July 2009 term asset-backed securitization transaction have maturity dates that range from July 2010 to February 2017.

Intercompany Borrowing – During the first quarter of 2009, HDFS borrowed $600.0 million from the Company with interest terms matching the Company’s senior unsecured notes described above. In addition, HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 27, 2009 and September 28, 2008 HDFS had no outstanding borrowings owed to the Company under this agreement.

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

At September 27, 2009, HDFS and the Company remained in compliance with all of the existing covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) execute its strategy and successfully exit certain product lines and divest certain of the Company’s assets; (ii) effectively execute the Company’s restructuring plans within expected costs and timing; (iii) successfully achieve with the Company’s labor union partners flexible and cost-effective agreements to accomplish restructuring goals and long-term competitiveness; (iv) manage the risks that the Company’s independent dealers may have difficulty obtaining capital, and adjusting to the recession and slowdown in consumer demand; (v) manage supply chain issues; (vi) anticipate the level of consumer confidence in the economy; (vii) continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital; (viii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio; (ix) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (x) manage production capacity and production changes; (xi) provide products, services and experiences that are successful in the marketplace; (xii) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (xiii) sell all of its motorcycles and related products and services to its independent dealers; (xiv) continue to develop the capabilities of its distributor and dealer network; (xv) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (xvi) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (xvii) adjust to healthcare inflation, pension reform and tax changes; (xviii) retain and attract talented employees; (xix) detect any issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xx) implement and manage enterprise-wide information technology solutions and secure data contained in those systems.

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

Refer to “Risk Factors” under Item 1A of this report and under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, and certain current or former Company officers or employees as defendants. In general, the ERISA complaint included factual allegations similar to those in the consolidated securities class action and alleged on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the class action lawsuit.

Three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 3, 2005, October 25, 2005 (this lawsuit was later voluntarily dismissed) and December 2, 2005, and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allegations that officers and directors breached their fiduciary duties to the Company. On February 14, 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and on April 24, 2006, the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action are decided. On February 15, 2006, the federal court consolidated the federal derivative lawsuits with the securities and ERISA actions for administrative purposes. On February 1, 2007, the federal court appointed Lead Plaintiff and Co-Lead Plaintiffs’ Counsel in the consolidated federal derivative action. On October 8, 2009, after issuing decisions dismissing the securities and ERISA class actions, the federal court scheduled a status conference regarding the consolidated derivative actions.

The Company believes the allegations against all of the defendants in the lawsuits against the Company are without merit and it intends to vigorously defend against these lawsuits should the relevant plaintiffs appeal the dismissals and/or continue to pursue the derivative lawsuits. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

Although the RI/FS is still underway and substantial uncertainty exists concerning the nature and scope of the additional environmental investigation and remediation that will ultimately be required at the York facility, the Company estimates that its share of the future Response Costs at the York facility will be approximately $5.9 million. The Company has established reserves for this amount, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Item 1A – Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion regarding risk factors relating to the Company. In addition, investors should consider the following:

•

The Company may not be able to successfully execute its new long-term business strategy. The Company may not be able to successfully execute the long-term business strategy that the Company announced on October 15, 2009. If the Company is not able, on a timely and cost effective basis, to successfully exit certain product lines and divest certain company assets as part of the strategy, the result could be increased costs and diversion of management attention from its focus. In addition, there is no assurance that the Company will be able to drive growth to the extent desired through its focus of efforts and resources on the Harley-Davidson brand or to enhance productivity and profitability to the extent desired through continuous improvement.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 27, 2009:

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to August 2	—	—	—	22,542,926

August 3 to August 30	—	—	—	22,542,926

August 31 to September 27	539	$24	—	22,542,926

Total	539	$24	—

The Company has an authorization granted by the Company’s Board of Directors in December 2007, which separately authorized the Company to buy back up to 20.0 million of its common stock with no dollar limit or expiration date. As of September 27, 2009, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2004 Incentive Stock Plan permitted participants to satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award; (b) tender back shares received in connection with such award; or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. The Company acquired 539 shares under this plan during the quarter ended September 27, 2009.

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options or grants of nonvested stock occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not repurchase any shares under this authorization during the quarter ended September 27, 2009.

Item 6 – Exhibits

Refer to the Exhibit Index on page 63 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: October 30, 2009	/s/ John A. Olin
John A. Olin
Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: October 30, 2009	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Amendment No. 1, dated as of April 30, 2009, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 3-Year Credit Agreement dated as of July 16, 2008 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on August 17, 2009 (File No. 1-9183))

4.2	Loan and Servicing Agreement, dated as of April 30, 2009, by and among certain subsidiaries of the Company, the financial institutions from time to time party thereto as lenders and administrative agents, JPMorgan Chase Bank, N.A. as Syndication Agent and Program Agent and Citicorp North America, Inc. as Syndication Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed on August 17, 2009 (File No. 1-9183))

4.3	Amended and Restated Receivables Sale Agreement, dated as of April 30, 2009, by and between certain subsidiaries of the Company (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K/A filed on August 17, 2009 (File No. 1-9183))

4.4	Letter Agreement, dated as of April 30, 2009, by and among certain subsidiaries of the Company, the financial institutions from time to time party thereto as lenders and administrative agents, JPMorgan Chase Bank, N.A. as Syndication Agent and Program Agent and Citicorp North America, Inc. as Syndication Agent, relating to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K/A filed on August 17, 2009 (File No. 1-9183))

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 27, 2009, filed on October 30, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.