Form 10-K
period 2009-12-31
HARLEY DAVIDSON INC
filed 2010-02-23
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 26, 2009: $3,856,432,682

Number of shares of the registrant’s common stock outstanding at February 1, 2010: 234,304,383 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 24, 2010.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2009

PART I

Note regarding forward-looking statements

The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 23, 2010) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles segment designs, manufactures and sells at wholesale primarily heavyweight (engine displacement of 651+cc) touring, custom and performance motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa, Asia/Pacific and Latin America. The Motorcycles segment includes the Harley-Davidson and Buell product lines. On October 15, 2009 the Company announced that it would exit from the Buell product line.

During 2008, the Company acquired Italian motorcycle manufacturer MV Agusta (MV). The results of MV were included in the Motorcycles segment. On October 15, 2009 the Company announced its intent to divest MV. The Motorcycles segment financial information has been adjusted to reflect MV as a discontinued operation for all periods presented. Please refer to the section titled “Overview” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

The Motorcycles segment discussion that follows is specific to the Harley-Davidson brand unless otherwise specifically noted.

The Financial Services segment consists of Harley-Davidson Financial Services (HDFS). HDFS provides wholesale and retail financing and, as an agent, provides insurance and insurance-related programs primarily to Harley-Davidson and Buell dealers and their retail customers. HDFS conducts business principally in the United States and Canada.

See Note 21 of Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles – The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale. The Company’s worldwide motorcycle sales generated approximately 75%, 78% and 79% of the total net revenue in the Motorcycles segment during each of the years 2009, 2008 and 2007, respectively.

Harley-Davidson branded motorcycle products emphasize traditional styling, design simplicity, durability and quality. The Company manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster®, and VRSC. The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration. The VRSC family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. The Company’s Harley-Davidson engines range in displacement size from 883cc’s to 1803cc’s.

The total on-highway motorcycle market, including the heavyweight portion of the market, is comprised of the following four segments:

•	standard (emphasizes simplicity and cost)

•	performance (emphasizes handling and acceleration)

•	custom (emphasizes styling and individual owner customization)

•	touring (emphasizes comfort and amenities for long-distance travel)

The touring segment of the heavyweight market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles, including three-wheeled motorcycles, which are generally equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers. The custom segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail and VRSC motorcycle families as well as a portion of the motorcycles in the Sportster family. The Company’s Sportster family also serves the standard segment of the market.

The worldwide heavyweight motorcycle market is highly competitive. The Company’s major competitors are based outside the U.S. In addition to these larger, established competitors, the Company has competitors headquartered in the U.S. These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, warranties and availability of financing. In the U.S., suggested retail prices for the Company’s Harley-Davidson motorcycles range from being comparable to being moderately higher than suggested retail prices for comparable motorcycles available in the market. The Company believes that its larger-displacement products continue to command a premium price. The Company emphasizes quality, reliability and styling in its products and generally offers a two-year warranty for its motorcycles. The Company regards its support of the motorcycling lifestyle across a wide demographic range in the form of events, rides, rallies including Harley Owners Group® (H.O.G.®) and through the availability of a line of motorcycle parts, accessories, and general merchandise as competitive advantages. Additionally, the Company considers the availability of financing through HDFS as a competitive advantage.

In the U.S., the Company competes most heavily in the touring and custom segments of the heavyweight motorcycle market. According to the Motorcycle Industry Council, these segments accounted for approximately 83%, 84% and 80% of total heavyweight retail unit registrations in the U.S. during 2009, 2008 and 2007, respectively. The larger-displacement custom and touring motorcycles are generally the most profitable for the Company. During 2009, the heavyweight portion of the market represented approximately 58% of the total U.S. motorcycle market (on- and off-highway motorcycles, scooters and three-wheeled motorcycles) in terms of new units registered.

For the last 22 years, Harley-Davidson motorcycles have led the industry in the U.S. for retail unit registrations of new heavyweight motorcycles. The following chart includes U.S. retail registration data for Harley-Davidson motorcycles for the years 2007 through 2009:

U.S. Heavyweight Motorcycle Registration Data(a)

(Engine Displacement Size of 651+cc)

(Units in thousands)

	2009	2008	2007
Total market new registrations	304.0	479.8	516.1

Harley-Davidson new registrations	162.0	218.2	251.4
	53.3%	45.5%	48.7%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. This third party data is subject to revision and update. 2009 and 2008 U.S. industry data includes three-wheeled vehicles. The Company did not ship three-wheeled vehicles until 2008 and does not believe three-wheeled vehicle retail registrations were significant in the U.S. for 2007. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The European heavyweight motorcycle market (as defined below) is similar in size to the U.S. market; but, customer preferences vary across the region. For example, in Europe, the performance segment represented nearly 45% of the total heavyweight market in 2009 compared to approximately 15% in the U.S. Touring motorcycles popular in the U.S. represented less than 10% of the European heavyweight motorcycle market. The Company’s traditional Harley-Davidson products compete primarily in the custom and touring segments. In addition, the Company offers products to compete in the standard and performance segments with motorcycles such as Harley-Davidson’s XR1200™ and Nightster®.

The following chart includes European retail registration data for Harley-Davidson for the years 2007 through 2009:

European Heavyweight Motorcycle Registration Data(a)

(Engine Displacement Size of 651+cc)

(Units in thousands)

	2009	2008	2007
Total market new registrations	313.6	389.7	387.9

Harley-Davidson new registrations	37.7	41.1	38.7
	12.0%	10.6%	10.0%

(a)	Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. The Company derives its market registration data and market share calculations presented above from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update. Europe industry data includes three-wheeled vehicles for all periods presented. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The Company also competes in several other markets around the world. Based on Company data, the most significant of these markets in terms of volume are Canada, Japan, Australia and Brazil. In Canada, the Company’s market share based on registrations was 39.1%, 41.9% and 39.0% during 2009, 2008 and 2007, respectively (Source: Moped and Motorcycle Industry of Canada). Market share information for the remaining international markets has not been presented because the Company does not believe that definitive and reliable registration data is available at this time.

Parts & Accessories – Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 17.9%, 15.4% and 15.2% of net revenue in the Motorcycles segment in 2009, 2008 and 2007, respectively.

General Merchandise – Worldwide General Merchandise net revenue, which includes revenue from MotorClothes® apparel and accessories, comprised 6.6%, 5.6% and 5.3% of net revenue in the Motorcycles segment in 2009, 2008 and 2007, respectively.

Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, vehicle and vehicle accessories, jewelry, small leather goods, toys and numerous other products. Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $38.3 million, $45.4 million and $46.0 million in 2009, 2008 and 2007, respectively.

Harley-Davidson Museum – In 2008, the Company opened the Harley-Davidson Museum in Milwaukee, Wisconsin. The Museum is a unique experience that the Company believes builds and strengthens bonds between riders and the Company and enhances the brand among the public at large. The 130,000 square foot facility houses the Harley-Davidson Museum and Archives, a restaurant, café, retail store and special event space. The Museum gives the Company a new way to create memories for customers – through visiting, planning rides and hosting special events at the Museum.

Other Services – The Company also provides a variety of services to its independent dealers including service and business management training programs, customized dealer software packages and delivery of its motorcycles. Motorcycle rental and tour programs are available through the Company’s independent dealers.

International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.38 billion, $1.73 billion and $1.52 billion, or approximately 32%, 31% and 27% of net revenue of the Motorcycles segment, during 2009, 2008 and 2007, respectively.

Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average age for patents of approximately seven years. A patent review committee, which is comprised of a number of key executives, manages the patent strategy and portfolio of the Company.

Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. The Company also owns the BUELL trademark and the trademark portfolio of MV which includes the MV AGUSTA and CAGIVA trademarks. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, RIDER’S EDGE, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, SOFTAIL, SPORTSTER, V-ROD, BUELL and the Pegasus Logo. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. The BUELL trademark has been used since 1984. With the exception of the MV Agusta trademarks, substantially all of the Company’s trademarks are owned by H-D Michigan, LLC, a subsidiary of the Company, which also manages the Company’s trademark strategy and portfolio. The MV Agusta trademarks are presently owned by MV Agusta Motor S.p.A.

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

In 2000, Rider’s Edge – the Harley-Davidson Academy of Motorcycling was formed. Rider’s Edge offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge in a way that is fun and involving. The courses are conducted by a network of select Harley-Davidson dealerships throughout the U.S. enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.

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

U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers and are diverse in terms of age, gender and ethnicity and the Company has a multi-generational and multi-cultural marketing strategy. The Company defines its core customer base as men over the age of 35 and its outreach customers as women, young adults and ethnically diverse adults. The average U.S. retail purchaser of a new Harley-Davidson motorcycle has a median household income of approximately $85,000. More than three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles are to purchasers with at least one year of education beyond high school and 34% of the buyers have college/graduate degrees. The Company measures the success of its marketing strategy by internally monitoring market shares across its various customer definitions. (Sources: 2009 Company Studies)

Harley-Davidson and Buell Distribution – The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles. The Company’s independent dealers also sell a smaller portion of P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs). SRLs are satellites of the main dealership and are developed to meet additional retail and service needs of the Company’s riding customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.

The Company’s North American region consists of the United States and Canada. In the United States, the Company distributes its motorcycles and related products to a network of independently-owned full-service Harley-Davidson dealerships and the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military. The Company distributes its motorcycles to its dealers in the U.S. based on dealer orders but subject to an allocation system that was designed to be forward-looking and market-driven in order to align the distribution of motorcycles with the demand in individual dealer markets. The allocation system can affect the number of units of particular models that dealers are able to order and the timing of shipments to dealers. In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd., which in turn sells to independent dealers in the Canadian market.

In the European region (consisting of Europe, the Middle East and Africa), the Company distributes all products sold to independent dealers or distributors through its subsidiary located in Oxford, England, or through one of its sales offices in the United Kingdom, France, Germany, Italy, Netherlands, Spain, Switzerland, Czech Republic or South Africa.

In the Asia Pacific region, the Company distributes all products sold to independent dealers in Japan and Australia through Company-owned subsidiaries in those countries, and the Company distributes all products sold to independent dealers and distributors for the remaining Asia Pacific markets in which its motorcycles are sold from its U.S. operations.

The Company distributes all products sold in the Latin America region to independent dealers and distributors in Mexico and Brazil through Company-owned subsidiaries in those countries, and the Company distributes all products sold to independent dealers for the remaining Latin American markets in which its motorcycles are sold from its U.S. operations.

The following table includes the number of worldwide Harley-Davidson and Buell independent dealers by geographic region:

	North America Region		Europe Region	Asia Pacific Region	Latin America Region
	United States	Canada
Independent Distributors	—	1	3	—	—
Full Service Dealerships:
HD only	389	25	52	110	16
Buell only	—	—	2	2	—
HD and Buell	282	46	315	86	18

	671	71	369	198	34

Non-traditional:
SRL	87	3	2	4	6
ARO	83	5	8	6	15
SRO	10	1	—	—	1

	180	9	10	10	22

The majority of the Company’s independent dealerships sell Harley-Davidson and Buell motorcycles exclusively. The Company expects the majority of the dealer network will continue to sell new Buell motorcycles into 2010 and provide ongoing service and replacement parts to Buell owners.

Overall, the Company believes the U.S. dealer network continues to remain profitable through dealers actively managing their expense structures despite pressure from a tough U.S. economy. During 2009, 28 dealer points in the U.S. dealer network closed, and the Company expects additional dealer points to close during 2010. Outside of the U.S., the Company’s strategy calls for the international dealer network to expand by 100 to 150 dealer points by 2014.

MV Distribution – MV distributes its motorcycles and P&A to independent dealers primarily through subsidiaries located in Germany, Switzerland and the U.S. In Italy and France, MV distributes its products to independent dealers directly. All independent dealers also generally sell competitors’ brands.

Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of wholesale shipments made by the Company is different depending on the geographic market.

The Company’s independent dealers in the U.S. and Canadian markets typically build their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons. The availability of floor plan financing and financing assistance through HDFS allows dealers to manage these seasonal increases in inventory. In the U.S., seasonal financing assistance is subsidized by the Company, and in Canada, seasonal financing assistance is sponsored by the region’s single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd. As a result, the Company’s wholesale shipments to these markets have historically not been affected to any material extent by seasonality.

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

The seasonality of the Company’s wholesale shipments to markets outside the U.S. and Canada affects its ability to produce on a level scale throughout the year. The Company generally carries higher finished goods inventory levels during non-riding seasons outside of the U.S. and Canada in order to mitigate the effect of a more seasonal wholesale shipment pattern on production.

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

Motorcycle Manufacturing – The Company’s manufacturing strategy is designed to continuously improve product quality, increase productivity, reduce costs and increase flexibility to respond to changes in the marketplace. Several methods are employed to drive the Company’s strategy, including lean manufacturing principles, supplier and employee engagement, flexible processes and optimized manufacturing footprint.

The Company recognizes that getting the right product at the right time to the customer is paramount. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is the key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner. In order to competitively deliver products to customers worldwide, the Company is undertaking measures to restructure current operations and add capabilities that will support our global growth.

Raw Material and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy has generated improved product quality, technical integrity, application of new features and innovations and faster manufacturing ramp-up of new vehicle introductions. The Company’s continuing initiative to improve supplier productivity has been instrumental in delivering improvement in product cost. Through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost improvement over the long-term.

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

Research and Development – The Company believes research and development are significant factors in its ability to lead the custom and touring motorcycling markets. The Company’s Harley-Davidson Product Development Center (PDC) brings employees from styling, purchasing and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team. The Company incurred research and development expenses of $143.1 million, $163.5 million and $185.5 million during 2009, 2008 and 2007, respectively.

Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards. Company motorcycles sold in California are also subject to evaporative emissions standards that are unique to California. The Company’s motorcycle products have been designed to comply fully with all such applicable standards. The EPA has finalized new tail pipe emission standards for 2006 and 2010, respectively, which are harmonized with the California emissions standards. Harley-Davidson motorcycle products have been designed to comply with the new EPA standards and the Company believes it will comply with future requirements when they go into effect. Additionally, the Company’s motorcycle products must and do in fact comply with the motorcycle emissions, noise and safety standards of the European Union, Japan and certain other foreign markets where they are sold. Because the Company expects that environmental standards will become even more stringent over time, the Company will continue to incur some level of research, development and production costs in this area for the foreseeable future.

The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 14 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $11.7 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees – As of December 31, 2009, the Motorcycles segment had approximately 7,300 employees. Unionized employees at the motorcycle manufacturing facilities in Wauwatosa and Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM). Unionized employees at the distribution and manufacturing facilities in Franklin and Tomahawk, Wisconsin are represented by the USW. Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM. The collective bargaining agreement with the Wisconsin-USW and IAM will expire on March 31, 2012, the collective bargaining agreement with the Kansas City-USW and IAM will expire on July 29, 2012, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2017. Please refer to the Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s restructuring activities and the impact on the number of employees.

Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission. In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in eight languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Harley-Davidson Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; and (k) the Sustainability Strategy Report. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson and Buell motorcycle dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson and Buell motorcycle dealers in the United States and Canada, and during 2009 approximately 94% of such dealers utilized those services. The wholesale finance operations of HDFS are located in Plano, Texas.

Retail Financial Services – HDFS provides retail financing to consumers, including installment lending for the purchase of new and used Harley-Davidson and Buell motorcycles. HDFS’ retail financial services are available through most Harley-Davidson and Buell motorcycle dealers in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada and Plano, Texas.

Insurance Services – HDFS is an agent for the sale of motorcycle insurance policies. In the U.S., HDFS also offers motorcycle insurance, extended service contracts, gap coverage and debt protection products through most Harley-Davidson and Buell motorcycle dealers. In Canada, HDFS offers primarily extended service contracts through most Harley-Davidson and Buell motorcycle dealers. Motorcycle insurance that HDFS offers on behalf of multiple carriers is also marketed on a direct basis to motorcycle riders. HDFS insurance operations are principally located in Carson City, Nevada and Plano, Texas.

Funding – The Company believes a diversified and cost effective funding base are important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. During 2009, the Financial Services operations were funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, and committed unsecured bank facilities and through the term asset-backed securitization market. HDFS also has a support agreement with the Company whereby, if required, the Company agrees to provide financial support in the form of advances and/or loans. Please refer to the section titled “Liquidity and Capital Resources as of December 31, 2009” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Competition – The Company regards its ability to offer a package of wholesale and retail financial services in the U.S. and Canada as a significant competitive advantage. Competitors in the financial services industry compete for business based largely on price and, to a lesser extent, service. HDFS competes based on convenience, service, brand association, dealer relations, industry experience, terms and price.

In the United States, HDFS financed 48.8% of the new Harley-Davidson motorcycles retailed by independent dealers during 2009, as compared to 53.5% in 2008. In Canada, HDFS financed 33.2% of the new Harley-Davidson motorcycles retailed by independent dealers during 2009, as compared to 35.6% in 2008. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs.

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

Seasonality – In the U.S. and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations. In general, from mid-March through August, retail financing volume increases while wholesale financing volume decreases as dealer inventories decline. From September through mid-March, there is generally a decrease in retail financing volume while dealer inventories generally build and turn over more slowly, substantially increasing wholesale finance receivables.

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

Depending on the provisions of the applicable laws and regulations, the interpretation of laws and regulations and the specific facts and circumstances involved, violations of or non-compliance with these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or to obtain a refund of amounts previously paid, could subject HDFS to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders, and could limit the number of loans eligible for HDFS securitization programs.

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

Employees – As of December 31, 2009, the Financial Services segment had approximately 600 employees.

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

•

Expanding international sales subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales is a part of the Company’s long-term business strategy. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability or cash flows.

•

The Company must effectively execute the Company’s restructuring plans within expected costs. During 2009, the Company announced a combination of restructuring actions that are designed to reduce excess capacity, exit non-core business operations and lower the Company’s cost structure. Effectively executing these plans within expected costs and realizing expected benefits will depend upon a number of factors, including the time required to complete planned actions, effective collaboration and agreement with the unions representing the Company’s employees, the absence of material issues associated with workforce reductions, availability of and effective use of third party service providers to assist in implementing the actions, avoidance of unexpected disruptions in production, retention of key employees involved in implementing the restructuring plans and the ability of the Company to sell or lease vacated facilities.

•

The Company sells its products at wholesale and must rely on a network of independent dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers and distributors purchase from the Company. If the Company’s independent dealers and distributors are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, independent dealers and distributors may experience difficulty in funding their day-to-day cash flow needs and paying their obligations because of weakened retail sales and tightening credit. If dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain dealerships. As a result, the Company could face additional adverse consequences related to the termination of dealer relationships. Additionally, liquidating a former dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s independent dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer.

•

The Company’s dealers may experience a further decline in retail sales resulting from general economic conditions, tightening of credit, political events or other factors. The motorcycle industry has been affected by general economic conditions over which motorcycle manufacturers have little control. These factors have caused a weaker retail environment leading to weaker demand for discretionary purchases, and the decision to purchase a motorcycle has been and may continue to be affected by these factors. The related tightening of credit has led to more limited availability of funds from financial institutions and other lenders and sources of capital which has adversely affected and could continue to adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand continue to decline, our results of operations and financial condition may be further substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•

The Company’s dealers may experience a further decline in retail sales resulting from declining prices for used motorcycles and excess supplies of new motorcycles. The Company has observed that prices for used Harley-Davidson motorcycles have declined in recent years, which has had and may continue to have the effect of reducing demand among retail purchasers for new Harley-Davidson motorcycles (at manufacturer’s suggested retail prices). Also, while the Company has taken steps designed to reduce production of its new motorcycles in an effort to keep supply in line with demand, the Company’s competitors could choose to supply additional new motorcycles to the market at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

•

The Company may not be able to successfully execute its manufacturing strategy. The Company’s manufacturing strategy is designed to continuously improve product quality, increase productivity, reduce costs and increase flexibility to respond to changes in the marketplace. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is the key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner. To implement this strategy, the Company must be successful in its continuous improvement efforts which are dependent on the involvement of management, production employees and suppliers. Any inability to achieve these objectives could adversely impact the profitability of the Company’s products and its ability to deliver the right product at the right time to the customer.

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

•

Government actions to stabilize credit markets in 2009 are scheduled to end in 2010 which could have a negative impact on capital markets. In 2009, the U.S. Government enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program, both of which are scheduled to expire in 2010. The expiration of these programs could have a negative impact on capital markets and limit the Company’s access to capital market funding. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

•

The Company’s financial services operations rely on external sources to finance a significant portion of its operations. Liquidity is essential to the Company’s financial services business. The disruptions in the financial markets since 2008 have caused many lenders and institutional investors to reduce and, in some cases, cease to loan money to borrowers including financial institutions. The disruption has affected and could continue to affect the Company’s choice of financing sources and its ability to raise capital on favorable terms or at all.

The Company’s financial services operations may be negatively affected by the difficulty in raising funding in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

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

•

The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms, customer credit profiles and the new and used motorcycle market. The market turmoil since 2008 has resulted in the tightening of credit, a lack of consumer confidence, unemployment and increased market volatility, all of which have led to an increased level of commercial and consumer delinquencies. The Company’s financial services operations had higher retail receivables outstanding during 2009 as compared to 2008, due to a reduction in off-balance sheet term asset-backed securitization activity throughout 2008 and the utilization of on-balance sheet term asset-backed securitizations during 2009, and therefore retained increased on-balance sheet credit risk from retail receivables. Further negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. For example, the Company’s financial services operations conduct business primarily in the United States and, as a result of recessionary conditions in the United States economy, delinquencies on receivables that the Company’s financial services operations owns or services have increased. Credit losses have increased as a result of a higher frequency of loss and higher average loss per Harley-Davidson branded motorcycle resulting from continued pressure on values for repossessed Harley-Davidson branded motorcycles. In addition, if there are adverse circumstances that involve a material decline in values of Harley-Davidson-branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson-branded motorcycles could contribute to increased delinquencies and credit losses.

•

The Company has a number of competitors of varying sizes that are based both inside and outside the United States some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may be at a competitive disadvantage. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. Failure to adequately address and respond to these competitive pressures worldwide and in the U.S. may have a material adverse effect on the Company’s business and results of operations.

•

The Company’s marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide may not continue to be successful. The Company has been successful in marketing its products in large part by promoting the experience of motorcycling. To sustain and grow the business over the long-term, the Company must continue to be successful selling products and promoting the experience of motorcycling to both core customers and outreach customers such as women, young adults and ethnically diverse adults.

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

•

The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to advance in terms of cutting edge styling and new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions. The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to the marketplace in an efficient and timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•

The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America that expire March 31, 2012, July 29, 2012 and February 2, 2017. These collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to the Company as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

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

•

The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liability, the rate of return on plan assets, medical costs, retirement age and mortality. Changes in these factors can impact the expense and cash requirements associated with these benefits which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these benefits put the Company under significant cost pressure as compared to our competitors that may not bear the costs of similar benefit plans.

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

The Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as California Air Resources Board, and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. Further, in response to concerns about global climate changes, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development, implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. The U.S. Congress is currently considering several proposals that would impose additional regulation and supervision over the financial services industry. For example, the U.S. House Financial Services Committee has prepared a discussion draft of legislation that would impose additional oversight over the financial parent of an industrial loan company. This additional oversight may include regulation of HDFS and/or its subsidiaries by the Federal Reserve Board in addition to its current regulators, the FDIC and state banking authorities. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2009:

Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Airplane hangar	Milwaukee, WI	14,600	Owned
Manufacturing(1)	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center	Franklin, WI	255,000	Owned
Manufacturing(1)	Menomonee Falls, WI	881,600	Owned
Product Development and Office	East Troy, WI	79,000	Lease expiring 2010
Manufacturing(2)	East Troy, WI	40,000	Lease expiring 2010
Manufacturing(3)	Tomahawk, WI	211,000	Owned
Office	Ann Arbor, MI	3,400	Lease expiring 2014
Office	Cleveland, OH	23,000	Lease expiring 2014
Manufacturing and Materials Velocity Center(4)	Kansas City, MO	450,000	Owned
Warehouse	Kansas City, MO	20,000	Lease expiring 2013
Materials Velocity Center	Manchester, PA	191,000	Owned
Manufacturing(5)	York, PA	1,351,000	Owned
Motorcycle Testing	Talladega, AL	35,000	Lease expiring 2010
Motorcycle Testing	Naples, FL	82,000	Owned
Motorcycle Testing	Yucca, AZ	17,500	Lease expiring 2019
Office and Training Facility	Monterrey, Mexico	8,300	Lease expiring 2014
Manufacturing and Office(6)	Manaus, Brazil	82,000	Lease expiring 2011
Office	Sao Paulo, Brazil	550	Lease expiring 2010
Office and Warehouse	Oxford, England	21,000	Lease expiring 2017
Office	Leiderdorp, The Netherlands	9,500	Lease expiring 2011
Office	Creteil, France	8,500	Lease expiring 2016
Office	Morfelden-Walldorf, Germany	19,900	Lease expiring 2010
Office	Wesseling, Germany	4,400	Lease expiring 2013
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Office	Zurich, Switzerland	2,000	Lease expiring 2013
Office	Lugano, Switzerland	3,200	Lease expiring 2011
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2015
Manufacturing and Office(7)	Varese, Italy	170,100	Owned
Warehouse	Morazzone, Italy	116,400	Owned
Product Development Center	San Marino, Italy	21,000	Owned
Product Development Center	San Marino, Italy	5,700	Lease expiring 2011
Office	Prague, Czech Republic	1,900	Lease expiring 2019
Office	Gurgaon, India	9,400	Lease expiring 2012
Warehouse	Yokohama, Japan	15,000	Lease expiring 2010
Office	Tokyo, Japan	14,000	Lease expiring 2010
Office	Akishima, Japan	13,000	Lease expiring 2028
Office	Shanghai, China	3,300	Lease expiring 2011
Office	Cape Town, South Africa	3,500	Lease expiring 2012
Office	Sydney, Australia	21,800	Lease expiring 2011
Manufacturing(8)	Adelaide, Australia	485,000	Lease expiring 2011

(1)	Motorcycle powertrain production.
(2)	Buell® motorcycle assembly.
(3)	Fiberglass/plastic parts production and painting.
(4)	Motorcycle parts fabrication, painting and Dyna, Sportster® and VRSC assembly.
(5)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.
(6)	Assembly of select models for the Brazilian market.
(7)	MV Agusta® and Cagiva® motorcycle assembly.
(8)	Motorcycle wheel production.

During 2009, the Company committed to a combination of restructuring activities designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company expects that the impact of these restructuring activities, as well as the discontinuation of the Buell product line, the Company’s intent to divest MV and the restructuring of the Company’s York, Pennsylvania operations that the Company has announced, will have the following effects on the Company’s operating properties:

•	The manufacturing facility in Wauwatosa, Wisconsin will be closed and operations consolidated into the manufacturing facility in Menomonee Falls, Wisconsin by mid-2010.

•	The distribution facility in Franklin, Wisconsin will be closed and distribution operations consolidated through a third-party provider. The transition is expected to be finalized in 2010.

•

As a result of the Company’s decision to stop production of the Buell product line, the leases for the Buell product development, office and manufacturing facilities in East Troy, Wisconsin were terminated effective mid-2010.

•

The manufacturing campus at York, Pennsylvania will be consolidated into one facility and focused on the core areas of motorcycle assembly, metal fabrication and paint. Consolidation efforts began in 2009 and are expected to continue until 2012. In addition, certain areas of the York campus plus the materials velocity center in Manchester, Pennsylvania are expected to be sold to third-parties with the sale agreements effective in 2011. The operations of the materials velocity center will be outsourced to a third party.

•

In early 2009, the Company relocated its previous testing operations in Mesa, Arizona to a new facility in Yucca, Arizona as a first step towards consolidating all three of its testing sites. Beginning in 2010 and continuing into 2011, the motorcycle testing facilities in Talladega, Alabama and Naples, Florida will be consolidated into the testing facility at Yucca, Arizona.

•

As part of the Company’s 2009 announcement to divest MV, the Company will vacate the following locations upon completion of the sale: the offices in Wesseling, Germany and Lugano, Switzerland, and the leased portion of the product development center in San Marino, Italy. The following facilities are expected to be sold in conjunction with the divestiture of MV: the manufacturing and office facilities in Varese, Italy; the warehouse in Morazzone, Italy; and the owned portion of the product development center in San Marino, Italy.

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
Storage	Carson City, NV	1,600	Lease expiring 2010

The Financial Services segment has three office facilities: Chicago, Illinois (corporate headquarters); Plano, Texas (wholesale, insurance and retail operations); and Carson City, Nevada (retail and insurance operations).

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

Environmental Protection Agency Notice

The Company has received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company has submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the action is now final.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, and certain current or former Company officers or employees as defendants. In general, the ERISA complaint included factual allegations similar to those in the consolidated securities class action and alleged on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the class action lawsuit. No appeal was taken from the final judgment and the dismissal of the action is now final.

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

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. The parties have agreed that the lead plaintiff in the consolidated state court derivative action may have until February 19, 2010 to file an amended complaint in that action and that defendants may have until March 26, 2010 to respond to any amended complaint.

The Company believes the allegations in the state court derivative lawsuit are without merit and it intends to vigorously defend against the suit should the plaintiffs file an amended complaint. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

York Environmental Matters:

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

In February 2002, the Company was advised by the EPA that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement. In July 2005, the York facility was designated as the first site in Pennsylvania to be addressed under the “One Cleanup Program.” The program provides a more streamlined and efficient oversight of voluntary remediation by both PADEP and EPA and will be carried out consistent with the Agreement with the Navy. As a result, the RCRA facility lead agreement has been superseded.

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

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2009	Low	High	2008	Low	High
First quarter	$7.99	$20.01	First quarter	$34.17	$46.61
Second quarter	$12.90	$22.74	Second quarter	$34.10	$41.75
Third quarter	$14.99	$25.56	Third quarter	$32.18	$48.05
Fourth quarter	$20.76	$30.00	Fourth quarter	$11.54	$39.30

The Company paid the following dividends per share:

	2009	2008	2007
First quarter	$0.10	$0.30	$0.21
Second quarter	0.10	0.33	0.25
Third quarter	0.10	0.33	0.30
Fourth quarter	0.10	0.33	0.30

	$0.40	$1.29	$1.06

As of February 1, 2010 there were 91,123 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2009:

2009 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 to November 1	4,939	$23	—	22,542,926
November 2 to November 29	—	$—	—	22,542,926
November 30 to December 31	55,893	$29	—	22,542,926

Total	60,832	$29	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the fourth quarter ended December 31, 2009.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2009, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan (exhibit 10.18) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2009, the Company acquired 60,832 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2004 and that all dividends are reinvested.

	2004 ($)	2005 ($)	2006 ($)	2007 ($)	2008 ($)	2009 ($)

Harley-Davidson, Inc.	100	86	119	80	31	47
Standard & Poor’s MidCap 400 Index	100	113	124	135	86	118
Standard & Poor’s 500 Index	100	105	121	128	81	102

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2009(1),(2)	2008(1),(2)	2007(1)	2006(1)	2005
Statement of operations data:
Revenue:
Motorcycles & Related Products	$4,287,130	$5,578,414	$5,726,848	$5,800,686	$5,342,214
Financial Services	494,779	376,970	416,196	384,891	331,618

Total revenue	$4,781,909	$5,955,384	$6,143,044	$6,185,577	$5,673,832

Income from continuing operations	$70,641	$684,235	$933,843	$1,597,153	$1,464,962
Loss from discontinued operations, net of tax	(125,757)	(29,517)	—	—	—

Net (loss) income	$(55,116)	$654,718	$933,843	$1,597,153	$1,464,962

Weighted-average common shares:
Basic	232,577	234,225	249,205	264,453	280,303
Diluted	233,573	234,477	249,882	265,273	281,035
Earnings per common share from continuing operations:
Basic	$0.30	$2.92	$3.75	$3.94	$3.42
Diluted	$0.30	$2.92	$3.74	$3.93	$3.41
Loss per common share from discontinued operations:
Basic	$(0.54)	$(0.13)	$—	$—	$—
Diluted	$(0.54)	$(0.13)	$—	$—	$—
(Loss) earnings per common share:
Basic	$(0.24)	$2.80	$3.75	$3.94	$3.42
Diluted	$(0.24)	$2.79	$3.74	$3.93	$3.41
Dividends paid per common share	$0.400	$1.290	$1.060	$0.810	$0.625
Balance sheet data:
Total assets	$9,155,518	$7,828,625	$5,656,606	$5,532,150	$5,255,209
Total debt	$5,636,129	$3,914,887	$2,099,955	$1,702,491	$1,204,973
Total equity	$2,108,118	$2,115,603	$2,375,491	$2,756,737	$3,083,605

(1)

2009, 2008, 2007 and 2006 results include the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. SFAS No.158 is codified into ASC Topic 715, “Compensation – Retirement Benefits.”

(2)	2009 and 2008 total assets include assets of discontinued operations of $181.2 million and $238.7 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Harley-Davidson Financial Services (HDFS), Buell Motorcycle Company (Buell) and MV Agusta (MV). HDMC produces heavyweight custom and touring motorcycles. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and VRSC. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

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

Overview

The Company’s 2009 financial results were affected by the difficult economy, as well as costs associated with restructuring the business. During 2009, the Company initiated several significant restructuring activities to reduce its cost structure and also initiated a plan to exit the Buell product line and divest MV. In connection with the decision to sell the MV business, its financial results have been presented as a discontinued operation for all periods presented.

Income and diluted earnings per share from continuing operations in 2009 were $70.6 million and $0.30, respectively, each down 89.7% compared to 2008. The results of continuing operations reflect the effects of lower Harley-Davidson motorcycle shipments, restructuring and Buell product line exit costs, and non-cash charges related to Financial Services. The loss from discontinued operations, which includes MV’s operating losses and a fair value adjustment, was $125.8 million net of tax, or $0.54 per diluted share. Including discontinued operations, the Company incurred a net loss of $55.1 million, or $0.24 per diluted share for 2009.

Retail sales of Harley-Davidson motorcycles by independent dealers were also impacted by the difficult economy. Worldwide retail sales of new Harley-Davidson motorcycles declined 22.7% in 2009 compared to last year. In 2009, U.S. retail sales of Harley-Davidson motorcycles were down 25.8% and international retail sales were down 15.4% as compared to 2008. On an industry-wide basis, retail sales of heavyweight motorcycles in the United States declined 36.7% during 2009.

Please refer to the “Results of Operations 2009 Compared to 2008” for additional details concerning the results for 2009.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item1A and under “Cautionary Statements” in Item7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 23, 2010), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Restructuring Activities(1)

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that are expected to be completed in 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant planned actions include:

•	consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, Wisconsin;

•	closing its distribution facility in Franklin, Wisconsin and consolidating Parts and Accessories and General Merchandise distribution through a third party;

•	discontinuing the domestic transportation fleet;

•	consolidating its vehicle test facilities from three locations in Alabama, Arizona and Florida into one location in Arizona;

•	restructuring its York, Pennsylvania motorcycle production facility to focus on the core operations of motorcycle assembly, metal fabrication and paint; and

•	exiting the Buell product line.

The 2009 restructuring plans include a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These reductions began in 2009 and are expected to be completed during 2011.

During 2009, the Company incurred $224.3 million in restructuring and impairment expense related to these activities and $44.8 million in lower gross margins associated with Buell sales incentives and inventory adjustments that are not included in restructuring charges/expense. The Company expects total costs related to these restructuring activities (excluding the $44.8 million of Buell exit costs affecting gross margins) to result in one-time restructuring and impairment expenses of $430 million to $460 million from 2009 to 2012 of which approximately 30% are expected to be non-cash. In 2010, the Company expects to incur restructuring expenses of $175 million to $195 million. The Company anticipates annual ongoing total savings from restructuring of approximately $240 million to $260 million upon completion of all announced restructuring activities. In the near-term, the Company estimates savings from these restructuring activities, measured against 2008 spending, to be as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales);

•	2010 - $135 million to $155 million (70-80% operating expense and 20-30% cost of sales);

•	2011 - $220 million to $240 million (45-55% operating expense and 45-55% cost of sales);

•	2012 - $230 million to $250 (40-50% operating expense and 50-60% cost of sales); and

•	Ongoing upon completion - $240 million to $260 million (40-50% operating expense and 50-60% cost of sales).

Discontinued Operations

As noted above, the financial results of MV have been presented as discontinued operations for all periods presented. During 2009, the Company wrote down the carrying value of MV’s assets resulting in a non-cash charge of $115.4 million, or $73.4 million net of related tax benefits. This write-down included a reduction in the carrying value of goodwill, intangible assets and fixed assets associated with MV and reduced MV’s net assets to their fair value, less estimated selling costs.

Outlook(1)

On January 22, 2010, the Company announced that it expects to ship 201,000 to 212,000 Harley-Davidson motorcycles to dealers and distributors in 2010 which includes 52,000 to 57,000 during the first quarter of 2010. In addition, the Company announced its expectation for full-year 2010 gross profit margin of between 32.0% and 33.5%.

Regarding Financial Services, the Company believes that actions taken during 2009, including diversifying HDFS’ debt structure and improving underwriting standards, will assist HDFS in moving to profitability during 2010 as the economy improves. The Company continues to believe that HDFS provides a strategic advantage for Harley-Davidson by providing a reliable source of financing for the Company’s independent dealer network and dealers’ retail customers.

Also on January 22, 2010 the Company announced its expected capital expenditures for 2010 to be approximately $235 million to $255 million including approximately $95 million to $110 million for capital expenditures made in connection with its restructuring activities in 2010. The Company anticipates it will have the ability to fund all capital expenditures in 2010 with internally generated funds.

During 2009, the Company announced its long-term business strategy, centered on the four key pillars of growth, continuous improvement, leadership development and sustainability. Under this strategy, the Company expects to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand, and to enhance productivity and profitability through continuous improvement. The strategy focuses Company resources on Harley-Davidson products and experiences, global expansion, demographic outreach and commitment to core customers. In addition, the Company will continue to expand its initiatives to enhance profitability through continuous improvement in manufacturing, product development and business operations. In connection with the announcement of this strategy, the Company has identified the following long-term factors as measures of success against the plan:

•	Outperform the S&P 500 over the Company’s planning horizon and longer term;

•	International retail motorcycle unit sales to grow at a faster rate than domestic retail motorcycle unit sales over the long term:

•	The addition of 100 to 150 international independent dealer points through 2014; and

•	International retail motorcycle unit sales to exceed 40% of total retail motorcycle unit sales by 2014.

•	Retail motorcycle unit sales to core customer base to grow over the long term from 2009 levels, but retail motorcycle unit sales to outreach customers to grow at a faster rate; and

•	Earnings to grow at a faster rate than revenue for 2010 through 2014 including:

•

Productivity savings net of inflation of approximately $20 million to $50 million between now and 2014. This is in addition to estimated annual savings of announced restructuring activities discussed above; and

•	Selling, administrative and engineering expense to decrease as a percentage of revenue.

The following sections include a detailed discussion of the results of operations for 2009 and 2008.

Results of Operations 2009 Compared to 2008

Consolidated Results

(in thousands, except earnings per share)	2009	2008	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$314,055	$976,402	$(662,347)	(67.8)%
Operating (loss) income from financial services	(117,969)	82,765	(200,734)	(242.5)

Operating income	196,086	1,059,167	(863,081)	(81.5)
Investment income	4,254	11,296	(7,042)	(62.3)
Interest expense	21,680	4,542	17,138	377.3

Income before income taxes	178,660	1,065,921	(887,261)	(83.2)
Provision for income taxes	108,019	381,686	(273,667)	(71.7)

Income from continuing operations	70,641	684,235	(613,594)	(89.7)
Loss from discontinued operations, net of income taxes	(125,757)	(29,517)	(96,240)	326.0

Net (loss) income	$(55,116)	$654,718	$(709,834)	(108.4)%

Diluted earnings per share from continuing operations	$0.30	$2.92	$(2.62)	(89.7)%
Diluted loss per share from discontinued operations	$(0.54)	$(0.13)	$(0.41)	315.4%
Diluted (loss) earnings per share	$(0.24)	$2.79	$(3.03)	(108.6)%

Operating results for both of the Company’s segments was impacted by the difficult economic environment. Motorcycles operating income fell 67.8% during 2009 driven by a decrease in shipments of Harley-Davidson motorcycles and restructuring charges. Financial Services operating loss was driven primarily by increased provision for credit losses and a goodwill impairment. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense of $21.7 million includes a portion of interest expense related to the Company’s $600.0 million senior unsecured notes issued in February 2009. Prior to the end of the first quarter, the Company transferred the full proceeds from the issuance to HDFS in order to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009 (refer to “Liquidity” for additional discussion), its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company. As a result, interest expense for 2009 includes interest during the periods when the full proceeds where held outside of HDFS. Interest expense for the periods when the proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for 2009 continuing operations was 60.5% compared to 35.8% for 2008. The increase in the effective income tax rate was due to a one-time charge for a change in Wisconsin tax law, the nondeductible goodwill impairment charge at HDFS and the impact of reduced earnings. For 2010, the Company expects it effective income tax rate to be approximately 36.5% for continuing operations.(1)

Motorcycles and Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 22.7% during 2009 compared to 2008. Retail sales continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased by 25.8% in the United States and 15.4% internationally during

2009 compared to 2008. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 36.6% in the United States and down 19.5% in Europe when compared to 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2009	2008	Decrease	% Change
North America Region
United States	162,385	218,939	(56,554)	(25.8)%
Canada	11,406	16,502	(5,096)	(30.9)

Total North America Region	173,791	235,441	(61,650)	(26.2)

Europe Region (Includes Middle East and Africa)
Europe(b)	36,444	40,725	(4,281)	(10.5)
Other	3,560	4,317	(757)	(17.5)

Total Europe Region	40,004	45,042	(5,038)	(11.2)

Asia Pacific Region
Japan	13,105	14,654	(1,549)	(10.6)
Other	9,884	10,595	(711)	(6.7)

Total Asia Pacific Region	22,989	25,249	(2,260)	(9.0)

Latin America Region	5,850	8,037	(2,187)	(27.2)

Total Worldwide Retail Sales	242,634	313,769	(71,135)	(22.7)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2009	2008	Decrease	% Change
United States(a)	303,999	479,779	(175,780)	(36.6)%
Europe(b)	313,569	389,691	(76,122)	(19.5)%

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. This third party data is subject to revision and update. Industry data includes three-wheeled vehicles.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update. Industry data includes three-wheeled vehicles.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2009		2008		Decrease	% Change
United States	144,464	64.8%	206,309	68.0%	(61,845)	(30.0)%
International	78,559	35.2%	97,170	32.0%	(18,611)	(19.2)

Harley-Davidson motorcycle units	223,023	100.0%	303,479	100.0%	(80,456)	(26.5)%

Touring motorcycle units	84,104	37.7%	101,887	33.6%	(17,783)	(17.5)
Custom motorcycle units*	91,650	41.1%	140,908	46.4%	(49,258)	(35.0)
Sportster motorcycle units	47,269	21.2%	60,684	20.0%	(13,415)	(22.1)

Harley-Davidson motorcycle units	223,023	100.0%	303,479	100.0%	(80,456)	(26.5)%

Buell motorcycle units	9,572		13,119		(3,547)	(27.0)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2009, the Company shipped 223,023 Harley-Davidson motorcycles, a decrease of 80,456 motorcycles, or 26.5%, from last year. The Company’s shipments in the U.S. in 2009 continued to be negatively impacted by the challenging economic environment. On January 22, 2010, the Company announced that it expects full year 2010 shipments of Harley-Davidson motorcycle units to be between 201,000 to 212,000.(1) This represents a 5% to 10% reduction from 2009 shipments as a result of two key factors. First, the Company expects global economies to remain challenging, specifically in the U.S. with continued high unemployment and low consumer confidence. Second, the Company expects continued price competition from other manufacturers as they reduce excess inventories, in particular, old model year motorcycles. Additionally, the Company anticipates price competition at a local level as retailers discount excess inventory driven by contraction of the competitive dealer network.

The Company remains committed to balancing supply in line with demand for its Harley-Davidson motorcycles. The Company believes that its U.S. independent dealer network carried a 2009 year-end inventory level that was appropriate for the current economic environment.

Segment Results

The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2009	2008	(Decrease) Increase	% Change
Revenue:
Harley-Davidson motorcycles	$3,174,810	$4,244,587	$(1,069,777)	(25.2)%
Buell motorcycles	46,514	123,085	(76,571)	(62.2)

	3,221,324	4,367,672	(1,146,348)	(26.2)

Parts & Accessories	767,275	858,748	(91,473)	(10.7)
General Merchandise	282,210	313,838	(31,628)	(10.1)
Other	16,321	38,156	(21,835)	(57.2)

Total revenue	4,287,130	5,578,414	(1,291,284)	(23.1)

Cost of goods sold	2,900,934	3,647,270	(746,336)	(20.5)

Gross profit	1,386,196	1,931,144	(544,948)	(28.2)

Selling & administrative expense	702,854	774,135	(71,281)	(9.2)
Engineering expense	148,311	168,132	(19,821)	(11.8)
Restructuring expense and other impairments	220,976	12,475	208,501	N/M

Operating expense	1,072,141	954,742	117,399	12.3

Operating income from motorcycles	$314,055	$976,402	$(662,347)	(67.8)%

The net increase in operating expense was primarily due the Company’s previously announced restructuring activities and asset impairments partially offset by cost reduction initiatives. The Company estimates operating expense savings related to restructuring activities were approximately $83 million during 2009. For further information regarding the Company’s previously announced restructuring activities and asset impairments, refer to Note 4 of Notes to Consolidated Financial Statements.

The following table includes the estimated impact of the significant factors affecting the comparability of gross profit from 2008 to 2009 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2008	$5,578	$3,647	$1,931
Volume	(1,276)	(773)	(503)
Price	(2)	—	(2)
Foreign currency exchange rates and hedging	(51)	(25)	(26)
Product mix	67	54	13
Raw material prices	—	(65)	65
Manufacturing costs	—	47	(47)
Buell exit costs	(29)	16	(45)

Total	(1,291)	(746)	(545)

2009	$4,287	$2,901	$1,386

•	Volume decreases were primarily the result of the 26.5% decrease in wholesale shipments of Harley-Davidson motorcycle units.

•	Foreign currency exchange rates and hedging were affected by a weakening Euro and Australian dollar relative to the U.S. dollar during 2009.

•	Product mix benefited revenue and gross profit due to a shift towards the Company’s higher margin touring motorcycles.

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Additionally, higher manufacturing costs were the result of increasing product cost associated with new models and increased product content, such as new features and options on the Company’s motorcycles. These increased costs were partially offset by productivity gains.

•	Buell exit costs consist of sales incentives to independent dealers and inventory write-downs. The sales incentives lowered revenue while the inventory write-downs increased cost of sales.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2009	2008	Increase (Decrease)	% Change
Interest income	$434,152	$290,083	$144,069	49.7%
(Loss) income from securitizations	(13,676)	13,439	(27,115)	(201.8)
Other income	74,303	73,448	855	1.2

Financial services revenue	494,779	376,970	117,809	31.3

Interest expense	283,634	136,763	146,871	107.4
Provision for credit losses	169,206	39,555	129,651	327.8
Operating expenses	128,219	117,887	10,332	8.8
Restructuring expense	3,302	—	3,302	N/M
Goodwill impairment	28,387	—	28,387	N/M

Financial services expense	612,748	294,205	318,543	108.3

Operating (loss) income from financial services	$(117,969)	$82,765	$(200,734)	(242.5)%

Interest income benefited from higher average retail and wholesale receivables outstanding, partially offset by lower wholesale lending rates. The increase in retail receivables outstanding was driven by a reduction in off-balance sheet term asset-backed securitization activity throughout 2008 due to capital market volatility and the utilization of on-balance sheet term asset-backed securitization structures during 2009. The increase in wholesale outstanding receivables resulted from an increased use of floorplan financing combined with a higher number of average days financed. Interest expense was higher in 2009 due primarily to increased borrowings to support the higher average outstanding retail and wholesale receivables as well as an increased cost of borrowing as compared to 2008.

During 2009, HDFS recorded a loss from securitizations compared to income from securitizations during 2008. The change from 2008 was due to reduced income earned from the investment in retained securitization interests and a larger other-than-temporary write down of certain retained securitization interests in 2009 compared to 2008. Income earned from the investment in retained securitization interests was $28.5 million lower due to a reduction in outstanding off-balance sheet term asset-backed securitization transactions. There were no off-balance sheet term asset-backed securitization transactions completed during 2009 while the Company completed one off-balance sheet term asset-backed securitization transaction during 2008. For the 2008 off-balance sheet term-asset backed securitization transaction, the Company recognized a $5.4 million loss. In addition, HDFS recognized a $45.4 million write down of certain retained securitization interests during 2009 due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. This compares to an other-than-temporary impairment of $41.4 million in 2008.

HDFS reviews its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions include expected losses, prepayment speed and discount rate. HDFS determines these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail installment loans have increased, and as a result, the fair value of retained securitization interests has declined, and in some cases this decline is other-than-temporary. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests. The fair value of the investment in retained securitization interests was $245.4 million at December 31, 2009.

Other income remained relatively flat in 2009 compared to 2008. During 2009, the Company recognized a $5.9 million charge to earnings for the lower of cost or market valuation adjustment of its finance receivables held for sale prior to the reclassification to finance receivables held for investment as discussed below. This compares to a lower of cost or market valuation charge of $37.8 million in 2008. This change was partially offset by a $16.3 million decrease in servicing fee income resulting from fewer outstanding off-balance sheet term asset-backed securitization transactions and lower insurance commissions in 2009 compared to 2008.

The increase in the provision for credit losses during 2009 primarily resulted from the reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment at the end of the second quarter of 2009. The reclassification was due to the structure of the Company’s May 2009 term asset-backed securitization transaction and management’s intent to structure subsequent securitization transactions in a manner that would not meet the requirements of accounting sale treatment. The reclassification resulted in an additional provision for credit losses of $72.7 million. In addition, the provisions for credit losses related to retail receivables and wholesale receivables increased by $51.8 million and $2.1 million, respectively, over 2008. The increase was primarily the result of higher expected incidence of loss, lower expected recovery values on repossessed motorcycles, and an increase in the finance receivables held for investment.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.86% in 2009 compared to 2.30% for 2008. The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2009 increased to 6.51% from 6.29% at December 31, 2008. Managed retail loans include loans held by HDFS as well as those sold through off-balance sheet term asset-backed securitization transactions. The year-over-year increase in credit losses was driven by a higher frequency of loss and higher average loss per motorcycle resulting from pressure on values for repossessed motorcycles. The Company expects that HDFS will continue to experience higher delinquencies and credit losses as a percentage of managed retail motorcycle loans into 2010.(1)

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	2009	2008
Balance, beginning of period	$40,068	$30,295
Provision for finance credit losses	169,206	39,555
Charge-offs, net of recoveries	(59,192)	(29,782)

Balance, end of period	$150,082	$40,068

At December 31, 2009, the allowance for finance credit losses on finance receivables held for investment was $133.3 million for retail receivables and $16.8 million for wholesale receivables. The allowance for finance credit losses on finance receivables held for investment was $28.4 million for retail receivables and $11.7 million for wholesale receivables at December 31, 2008.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Operating expenses were also impacted by a restructuring charge of $3.3 million in 2009 as detailed in Note 4 of Notes to Consolidated Financial Statements.

As discussed in Note 5 of Notes to Consolidated Financial Statements, during 2009, the Company recorded an impairment charge of $28.4 million related to the goodwill associated with HDFS. As a result of the Company’s lower retail sales volume projections and the decline in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value.

Results of Operations 2008 Compared to 2007

Consolidated Results

(in thousands, except earnings per share)	2008	2007	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$976,402	$1,213,392	$(236,990)	(19.5)%
Operating income from financial services	82,765	212,169	(129,404)	(61.0)

Operating income	1,059,167	1,425,561	(366,394)	(25.7)
Investment income	11,296	22,258	(10,962)	(49.2)
Interest expense	4,542	—	4,542	N/M

Income before income taxes	1,065,921	1,447,819	(381,898)	(26.4)
Provision for income taxes	381,686	513,976	(132,290)	(25.7)

Income from continuing operations	684,235	933,843	(249,608)	(26.7)%
Loss from discontinued operations, net of income taxes	(29,517)	—	(29,517)	N/M

Net income	$654,718	$933,843	$(279,125)	(29.9)%

Diluted earnings per share from continuing operations	$2.92	$3.74	$(0.82)	(21.9)%
Diluted loss per share from discontinued operations	$(0.13)	$—	$(0.13)	N/M
Diluted earnings per share	$2.79	$3.74	$(0.95)	(25.4)%

Operating income for both of the Company’s segments was impacted by the difficult economic environment including lower consumer confidence and significant disruptions in global capital markets. Motorcycles operating income fell 19.5% during 2008, driven by a decrease in shipments of Harley-Davidson motorcycles. In addition, lower operating income from Financial Services driven by lower securitization income and a write-down of finance receivables and investment in retained securitization interests contributed to the decrease in consolidated income from operations for 2008.

Investment income was lower during 2008 due to the decrease in average cash and marketable securities during the year. Interest expense during 2008 relates to debt incurred in connection with the acquisition of MV.

The Company’s effective income tax rate for 2008 was 35.8% compared to 35.5% in 2007.

Diluted earnings per share from continuing operations during 2008 were down 21.9% from 2007 on lower net income which more than offset the positive impact of fewer weighted-average shares outstanding. Diluted earnings per share during 2008 were positively impacted by a decrease in the weighted-average shares outstanding, which were 234.5 million in 2008 compared to 249.9 million in 2007. The decrease in weighted-average shares outstanding was driven by the Company’s repurchases of common stock over 2007 and 2008 through August.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide retail sales of Harley-Davidson motorcycles decreased 7.1% during 2008 relative to 2007. Retail sales of Harley-Davidson motorcycles decreased 13.0% in the United States while growing 10.3% internationally. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 7.0% in the United States while growing 0.5% in Europe when compared to the same periods in 2007. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
North America Region
United States	218,939	251,772	(32,833)	(13.0)%
Canada	16,502	14,779	1,723	11.7

Total North America Region	235,441	266,551	(31,110)	(11.7)

Europe Region (Includes Middle East and Africa)
Europe(b)	40,725	38,866	1,859	4.8
Other	4,317	3,436	881	25.6

Total Europe Region	45,042	42,302	2,740	6.5

Asia Pacific Region
Japan	14,654	13,765	889	6.5
Other	10,595	9,689	906	9.4

Total Asia Pacific Region	25,249	23,454	1,795	7.7

Latin America Region	8,037	5,467	2,570	47.0

Total Worldwide Retail Sales	313,769	337,774	(24,005)	(7.1)%

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision and update. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	2008	2007	(Decrease) Increase	% Change
United States(a) (b)	479,779	516,083	(36,304)	(7.0)%
Europe(c)(d)	389,691	387,943	1,748	0.5%

(a)	2008 U.S. industry data includes three-wheeled vehicles. The Company did not ship three-wheeled vehicles until 2008 and does not believe three-wheeled vehicle retail registrations were significant in the U.S. for 2007.
(b)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. This third party data is subject to revision and update.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update.
(d)	2008 and 2007 Europe industry data includes three-wheeled vehicles.

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

Segment Results

The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2008	2007	(Decrease) Increase	% Change
Net Revenue
Harley-Davidson motorcycles	$4,244,587	$4,433,576	$(188,989)	(4.3)%
Buell motorcycles	123,085	100,534	22,551	22.4

	4,367,672	4,534,110	(166,438)	(3.7)

Parts & Accessories	858,748	868,297	(9,549)	(1.1)
General Merchandise	313,838	305,435	8,403	2.8
Other	38,156	19,006	19,150	100.8

Net revenue	5,578,414	5,726,848	(148,434)	(2.6)

Cost of goods sold	3,647,270	3,612,748	34,522	1.0

Gross profit	1,931,144	2,114,100	(182,956)	(8.7)

Selling & administrative expense	774,135	710,065	64,070	9.0
Engineering expense	168,132	190,643	(22,511)	(11.8)
Restructuring expense	12,475	—	12,475	N/M

Operating expense	954,742	900,708	54,034	6.0

Operating income from motorcycles	$976,402	$1,213,392	$(236,990)	(19.5)%

The net increase in operating expense was primarily due to higher international operating costs associated with the Company’s international growth and a $12.4 million restructuring charge incurred by the Company during 2008 (see Note 4 of Notes to Consolidated Financial Statements for further discussion).

The following table includes the estimated impact of the significant factors affecting the comparability of gross profit from 2007 to 2008 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2007	$5,727	$3,613	$2,114
Volume	(339)	(153)	(186)
Price	21	—	21
Foreign currency exchange rates and hedging	95	28	67
Product mix	70	42	28
Raw material prices	—	23	(23)
Manufacturing costs	—	94	(94)
Other	4	—	4

Total	(149)	34	(183)

2008	$5,578	$3,647	$1,931

•	Volume decreases to revenue and cost of goods sold were primarily the result of the 8.2% decrease in Harley-Davidson motorcycle units.

•	Foreign currency exchange rates and hedging were affected primarily by a strengthening of the Euro relative to the U.S. dollar during 2008.

•	Product mix benefited revenue and gross profit due to a shift away from the Company’s Sportster motorcycles to custom motorcycles.

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Additionally, higher manufacturing costs were the result of increasing product cost associated with new models and increased product content, such as new features and options on the Company’s motorcycles.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2008	2007	Increase (Decrease)	% Change
Interest income	$290,083	$196,803	$93,280	47.4%
Income from securitizations	13,439	97,576	(84,137)	(86.2)
Other income	73,448	121,817	(48,369)	(39.7)

Financial services income	376,970	416,196	(39,226)	(9.4)

Interest expense	136,763	81,475	55,288	67.9
Provision for credit losses	39,555	11,252	28,303	251.5
Operating expenses	117,887	111,300	6,587	5.9

Financial services expense	294,205	204,027	90,178	44.2

Operating income from financial services	$82,765	$212,169	$(129,404)	(61.0)%

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

Income from securitizations during 2008 was lower as compared to 2007 due to a $41.4 million write-down of certain retained securitization interests during 2008, a loss on the first quarter 2008 securitization transaction and the absence of a securitization transaction in the last three quarters of 2008. This compares to a $9.9 million write-down and three securitization transactions completed in 2007.

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

Income from securitizations was also negatively impacted in 2008 by a $41.4 million write down of certain retained securitization interests. The write downs, which occurred in June and December of 2008 and are considered permanent impairments, resulted from a decline in the fair value of certain retained securitization interests due to higher actual and anticipated credit losses on those securitization portfolios and an increase in the discount rate from 12% to 18% in the fourth quarter of 2008. This compares to an impairment charge of $9.9 million incurred in 2007. The fair value of the investment in retained securitization interests was $330.7 million at December 31, 2008.

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

The $28.3 million increase in the provision for credit losses primarily relates to an increase in the retail and wholesale receivable provisions of $20.9 million and $7.0 million, respectively.

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

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	2008	2007
Balance, beginning of period	$30,295	$27,283
Provision for finance credit losses	39,555	11,252
Charge-offs, net of recoveries	(29,782)	(8,240)

Balance, end of period	$40,068	$30,295

At December 31, 2008, the allowance for finance credit losses on finance receivables held for investment was $28.4 million for retail receivables and $11.7 million for wholesale receivables. The allowance for finance credit losses on finance receivables held for investment was $25.9 million for retail receivables and $4.4 million for wholesale receivables at December 31, 2007.

Other Matters

New Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amends the guidance within ASC Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (as defined under previous accounting standards) must be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic 860 will require enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the guidance within ASC Topic 810, “Consolidations,” by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity.

The Company is required to adopt the new guidance contained within ASC 810 and ASC 860 as of January 1, 2010. The new guidance will require consolidation of the existing qualifying special purpose entities (QSPEs) that are not currently recorded on the Company’s Consolidated Balance Sheet, resulting in an estimated increase in finance receivables and debt of $1.89 billion. Consolidation of currently unconsolidated QSPEs will also result in an increase in the allowance for finance credit losses for newly consolidated finance receivables along with changes to the timing and line item reporting of income and expense in the Company’s Consolidated Statement of Operations. Additionally, as part of the consolidation of these finance receivable securitization trusts, the investment in retained securitization interests will be eliminated and no future valuations will be required. In accordance with the new guidance, the Company will initially measure the assets and liabilities of the former QSPEs at their carrying values (the amounts at which the asset and liabilities would have been carried in the Consolidated Financial Statements if ASC Topic 810 had been effective when the Company first met the conditions as the primary beneficiary).

The cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of December 31, 2009, would result in an estimated aggregate after-tax charge to retained earnings in the range of $35.0 million to $45.0 million, which includes the impact of establishing the initial allowance for finance credit losses. The actual impact of adopting the new accounting standards on January 1, 2010 could differ as several uncertainties in the application of these new standards are resolved. The Company does not believe the consolidation of the QSPEs will cause non-compliance with its or HDFS’ debt covenants.(1)

Critical Accounting Estimates

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

Goodwill – The Company reviews its goodwill for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the fair value of the reporting unit associated with the goodwill to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. In determining the fair value of a reporting unit, the Company utilizes widely accepted techniques such as discounted cash flow methodologies which require the Company to make assumptions and apply judgment to estimate macro economic factors, industry economic factors and the future profitability of current business strategies. Changes in these factors can have a significant impact on the impairment evaluation.

Asset Groups to Be Disposed of by Sale – Asset groups (assets and liabilities to be disposed of together as a group in a single transaction) classified as “held for sale” are measured at the lower of carrying amount or “fair value less cost to sell” and a loss should be recognized for any initial adjustment required to reduce the carrying amount to the “fair value less cost to sell” in the period the “held for sale” criteria are met. The “fair value less cost to sell” must be assessed each reporting period the asset group remains classified as “held for sale.” Gains or losses not previously recognized resulting from the sale of an asset group will be recognized on the date of sale. In determining the fair value of an asset group representing a business, the Company utilizes widely accepted techniques such as discounted cash flow methodologies which require the Company to make assumptions and apply judgment to estimate macro economic factors, industry economic factors and the future profitability of current business strategies. Changes in these factors can have a significant impact on the impairment evaluation. In addition, the determination of fair value for an asset group held for sale may be influenced by information received from market participants (interested buyers) having appropriate knowledge of the asset group. The appropriate level of knowledge may not be obtainable solely from public observations, but could be obtained in the course of a normal due diligence process.

Off-Balance Sheet Finance Receivable Securitizations – Prior to 2009, the Company sold retail motorcycle loans through securitization transactions utilizing Qualifying Special Purpose Entities (QSPEs) as defined by ASC Topic 860-40 “Transfers to Qualifying Special Purpose Entities” (ASC Topic 860-40). Upon sale of retail loans in a securitization transaction, HDFS received cash and retained an interest in excess cash flows, subordinated securities, and cash reserve account deposits, all of which are collectively referred to as retained interests in the securitized receivables. Retained interests are carried at fair value and are periodically reviewed for impairment. Market value quotes of fair value are generally not available for retained interests. Therefore, fair value is measured using discounted cash flow methodologies that incorporate management’s best estimate of key assumptions that, in management’s judgment, reflect the assumptions marketplace participants would use. The impact of changes to key assumptions is shown in Note 7 of Notes to Consolidated Financial Statements. HDFS retains servicing rights under retail loans that it has sold to the securitization trust and receives a servicing fee. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services revenue as earned.

Gains or losses on securitizations from the sale of retail loans were recorded as a component of financial services revenue and were based in part on certain assumptions including expected credit losses, prepayment speed and discount rates. Gains or losses on sales of retail loans also depended on the original carrying amount of the retail loans, which were allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Valuation of Finance Receivables Held for Sale – Finance receivables held for sale in the aggregate were carried at the lower of cost or estimated fair value. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflected assumptions marketplace participants would use. Any amount by which cost exceeded fair value was accounted for as a valuation adjustment with an offset to other income.

Allowance for Finance Credit Losses on Finance Receivables Held for Investment – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing finance receivables held for investment portfolio. Management’s periodic evaluation of the adequacy of the retail or other small balance homogeneous loan allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. HDFS’ wholesale and other large loan allowance policy is based on a loan-by-loan review which considers the specific borrowers ability to repay and the estimated value of any underlying collateral.

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

Pensions and Other Postretirement Benefits – The Company has several defined benefit pension plans and several postretirement healthcare benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Pension, SERPA and postretirement healthcare obligations and costs are calculated through actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates.

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the discount rate for pension and SERPA obligations was decreased from 6.1% as of December 31, 2008 to 6.0% as of December 31, 2009. The discount rate for postretirement healthcare obligations was decreased from 6.1% to 5.65%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2009, the Company lowered its healthcare cost trend rate to 7.5% from 8% as of December 31, 2008. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5% beginning in 2014.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

The following information is provided to illustrate the sensitivity of pension and postretirement healthcare obligations and costs to changes in these major assumptions (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate
2009 Net periodic benefit costs
Pension and SERPA	$84,770	$22,740	n/a
Postretirement healthcare	$34,303	$2,294	$1,082
2009 Benefit obligations
Pension and SERPA	$1,284,722	$186,371	n/a
Postretirement healthcare	$377,282	$37,180	$11,387

This information should not be viewed as predictive of future amounts. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 12 of Notes to Consolidated Financial Statements.

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

The Company uses a weighted-average of historical and implied volatility to determine the expected volatility of its stock. The implied volatility is derived from options that are actively traded and the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee share options. In addition, the traded options have exercise prices that are both (a) near-the-money and (b) close to the exercise price of the employee share options. Finally, the remaining maturities of the traded options on which the estimate is based are at least one year.

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within other long-term liabilities in the Consolidated Balance Sheets. The Company has a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2009 is as follows (in thousands):

	2010	2011 - 2012	2013 - 2014	Thereafter	Total
Principal payments on debt	$1,522,090	$1,890,231	$1,225,433	$998,375	$5,636,129
Interest payments on debt	265,687	452,547	291,421	235,167	1,244,822
Operating lease payments	11,985	12,023	8,559	17,002	49,569

	$1,799,762	$2,354,801	$1,525,413	$1,250,544	$6,930,520

As described in Note 13 of Notes to Consolidated Financial Statements, as of December 31, 2009, the Company classified $378.2 million related to its unsecured commercial paper and its Global Credit Facilities (as defined in “Liquidity and Capital Resources”) as long-term debt as of December 31, 2009. This amount is classified as long term because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year; accordingly, the Company has assumed that this amount will be repaid in 2011.

As described in Note 13 of Notes to Consolidated Financial Statements, as of December 31, 2009, the Company classified $205.0 million related to its Global Credit Facilities as current portion of long-term debt as of December 31, 2009. This amount relates to the Company’s investment in MV and subsequent working capital advances. This amount is classified as current portion of long-term debt as the Company anticipates that it will be repaid in 2010.

Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2009. Interest for floating rate instruments, as calculated above, assumes December 31, 2009 rates remain constant.

As of December 31, 2009, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2009. During 2009, the Company contributed $233.2 million to its pension, SERPA and postretirement healthcare plans. The Company is currently evaluating additional contributions to further fund its pension plans even though no additional contributions are required in 2010. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 15 of Notes to Consolidated Financial Statements.

As described in Note 14 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $77.8 million and accrued interest and penalties of $27.4 million as of December 31, 2009. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the $77.8 million of liability of unrecognized tax benefits or accrued interest and penalties of $27.4 million.

Off-Balance Sheet Arrangements

As part of its term asset-backed securitization program prior to 2009, HDFS transferred retail motorcycle loans to a special purpose bankruptcy-remote wholly-owned subsidiary. The subsidiary sold the retail loans to a securitization trust in exchange for the proceeds from term asset-backed securities issued by the securitization trust. The term asset-backed securities, usually notes with various maturities and interest rates, are secured by future collections of the purchased retail installment loans. Activities of the securitization trust are limited to acquiring retail loans, issuing term asset-backed securities and making payments on securities to investors. Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered Qualifying Special Purpose Entities (QSPEs) as defined by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 860-40 “Transfers to Qualifying Special Purpose Entities” (ASC Topic 860-40). In accordance with ASC Topic 860-40, assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company (see update below).

HDFS does not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the related loans purchased from HDFS. The Company’s retained securitization interests, excluding servicing rights, are subordinate to the interests of securitization trust investors. Such investors have priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. These priority interests ultimately could impact the value of the Company’s investment in retained securitization interests. Investors also do not have recourse to assets of HDFS for failure of the obligors on the retail loans to pay when due. Total investment in retained securitization interests at December 31, 2009 was $245.4 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the term asset-backed securities. See Note 8 of Notes to Consolidated Financial Statements for further discussion of HDFS’ term asset-backed securitization program.

As discussed under “New Accounting Standards Not Yet Adopted,” the Company is required to adopt new guidance within ASC Topics 810 and 860 as of January 1, 2010 requiring the consolidation of qualifying special purpose entities previously utilized for its off-balance sheet term asset-backed securitization transactions.

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

Environmental Protection Agency Notice

The Company has received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company has submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the action is now final.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, and certain current or former Company officers or employees as defendants. In general, the ERISA complaint included factual allegations similar to those in the consolidated securities class action and alleged on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the class action lawsuit. No appeal was taken from the final judgment and the dismissal of the action is now final.

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

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. The parties have agreed that the lead plaintiff in the consolidated state court derivative action may have until February 19, 2010 to file an amended complaint in that action and that defendants may have until March 26, 2010 to respond to any amended complaint.

The Company believes the allegations in the state court derivative lawsuit are without merit and it intends to vigorously defend against the suit should the plaintiffs file an amended complaint. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

York Environmental Matters:

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

In February 2002, the Company was advised by the EPA that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement. In July 2005, the York facility was designated as the first site in Pennsylvania to be addressed under the “One Cleanup Program.” The program provides a more streamlined and efficient oversight of voluntary remediation by both PADEP and EPA and will be carried out consistent with the Agreement with the Navy. As a result, the RCRA facility lead agreement has been superseded.

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

Liquidity and Capital Resources as of December 31, 2009

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through internally-generated cash flows. During 2009, the Company’s Financial Services operations were funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, and committed unsecured bank facilities and through the term asset-backed securitization market. On January 22, 2010, the Company announced that it believes HDFS’ anticipated 2010 funding needs have been met through actions taken during 2009.(1) These actions included:

•	In February 2009, the Company accessed the unsecured debt capital markets with the issuance of $600.0 million of senior unsecured five-year notes.

•	In April 2009, HDFS increased the size of its asset-backed commercial paper conduit facility from $500.0 million to $1.20 billion and extended the maturity date until April 2010.

•

In April 2009, the Company and HDFS entered into a new $625.0 million 364-day credit facility to replace its $950.0 million 364-day credit facility that was set to expire in July 2009. The new 364-day credit facility has a maturity date of April 2010.

•

In May, July, October and December 2009, HDFS transferred a total of $3.08 billion U.S. retail motorcycle finance receivables to four separate special purpose entities (SPEs), which in turn issued a total of $2.46 billion of secured notes, with various maturities and interest rates, to investors. These term asset-backed securitization transactions were “eligible collateral” under the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program.

•	In November 2009, HDFS issued $500.0 million of medium-term notes.

In 2010, the Company and HDFS expect to renew a portion of the $625.0 million 364-day credit facility and the asset-backed commercial paper conduit facility, both of which expire in April 2010.(1) Any new capital market funding is expected to be used to pre-fund 2011 funding requirements.(1)

In addition to the funding achievements discussed above, the Company has taken steps to manage and preserve cash. During 2009, the Company’s Board of Directors approved four quarterly dividends of $0.10 per share, a decrease of $0.23 per share from the dividend paid in the fourth quarter of 2008. The dividend reductions resulted in cash savings of approximately $216 million.

Going forward, the Company’s strategy will be to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and credit facilities. As a result, the Company will continue to carry higher cash balances until the U.S. economy, as well as the capital and credit markets and the Company’s debt ratings, stabilize and improve.

The Company is currently reviewing its strategic options relative to its Financial Services operations in order to find more diversified and cost effective funding to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Although the Company believes it has obtained the funding necessary to support HDFS’ operations for 2010(1), the Company recognizes that it must be able to adjust its business to the current lending environment. The Company intends to continue to diversify its funding profile through a combination of short-term and long-term funding vehicles, reduce its reliance on the term asset-backed securitization market and continue to pursue all avenues to obtain cost-effective funding. The Financial Services operations may be negatively affected by the higher cost of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2009. During 2009, the Company contributed $233.2 million to its pension, SERPA and postretirement healthcare plans. The Company is currently evaluating additional contributions to further fund its pension plans even though no additional pension plan contributions are required in 2010. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 15 of Notes to Consolidated Financial Statements.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity of continuing operations for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Net cash provided by (used by) operating activities of continuing operations	$609,010	$(608,029)	$798,146
Net cash (used by) provided by investing activities of continuing operations	(863,487)	(294,875)	391,205
Net cash provided by (used by) financing activities of continuing operations	1,381,937	1,293,390	(1,037,803)

Total	$1,127,460	$390,486	$151,548

Operating Activities

The increase in operating cash flow for 2009 compared to 2008 was due primarily to the classification of the Company’s retail lending activities partially offset by lower net income and pension contributions.

U.S. retail motorcycle loans originated prior to June 28, 2009 were classified as held-for-sale based on the Company’s intent to securitize these retail loans in off-balance sheet securitization transactions. Accordingly, the origination and collection of these retail loans as well as any proceeds from off-balance sheet securitization transactions were components of operating cash flows. The Company has not conducted an off-balance sheet securitization since the first quarter of 2008. At end of the second quarter of 2009, the Company made a decision to structure subsequent securitization transactions in a manner that will require “on-balance sheet” accounting (i.e., the Company no longer has intent to sell at the date of origination). As a result of that decision, the cash flows related to post-June retail lending activity are included within the investing cash flow section of the statement of cash flows.

As noted above, the Company contributed $233.2 million to its pension plans during 2009 including the on-going contribution requirements related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and short-term investment activity. Capital expenditures were $116.7 million and

$229.0 million during 2009 and 2008, respectively. Net changes in finance receivables held for investment reflect the Company’s increased utilization of on-balance sheet term asset-backed securitization transactions. During the year ended December 31, 2009, the Company completed four such transactions.

As a result of the Company’s higher cash balances as of December 31, 2009, the Company invested $39.7 million in corporate bonds during December 2009. Sales and redemptions of marketable securities (net of purchases) in 2008 resulted in cash inflow of $2.5 million compared to $657.7 million in 2007.

Financing Activities

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. In 2008, the Company repurchased 6.3 million shares of its common stock at a total cost of $250.4 million. As of December 31, 2009, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.40 per share at a total cost of $93.8 million during 2009, compared to dividends of $1.29 per share at a total cost of $302.3 million during 2008.

During 2009, debt increased by $1.72 billion compared to 2008 in support of the higher finance receivables outstanding at HDFS and higher cash balances that the Company is maintaining in order to ensure a minimum of twelve months of its projected liquidity needs. The Company’s total outstanding debt consisted of the following as of December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Unsecured commercial paper	$325,099	$1,416,449	$842,618
Asset-backed conduit facility	—	500,000	—
Credit facilities	448,049	390,932	256,531

	773,148	2,307,381	1,099,149
Medium-term notes	2,103,396	1,607,506	1,000,806
Senior unsecured notes	600,000	—	—
On-balance sheet securitization debt	2,159,585	—	—

Total debt	$5,636,129	$3,914,887	$2,099,955

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2009 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Negative
Standard & Poor’s	A2	BBB	Stable
Fitch	F2	BBB+	Negative

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

Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.58 billion as of December 31, 2009. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.(1)

Asset-backed commercial paper conduit facility – During April 2009, HDFS entered into a new revolving asset-backed conduit facility agreement (2009 Conduit Loan Agreement) to refinance and replace the existing $500.0 million asset-backed conduit facility agreement (2008 Conduit Loan Agreement). The 2009 Conduit Loan Agreement provides for the extension of credit by a group of third-party bank sponsored conduits, some of which were party to the 2008 Conduit Loan Agreement. The 2009 Conduit Loan Agreement provides for total revolving borrowings of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loan collateral. As part of the April 2009 transaction, HDFS increased the U.S. retail motorcycle loan collateral by $354.4 million and also increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. At December 31, 2009, HDFS had no outstanding borrowings under the 2009 Conduit Loan Agreement.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment or $1.20 billion. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the 2009 Conduit Loan Agreement will expire on April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full.

Medium-Term Notes – The Company has the following Medium-Term Notes (collectively the Notes) issued and outstanding at December 31, 2009 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$ 200,000	5.00%	December 2005	December 2010
$ 400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018
$ 500,000	5.75%	November 2009	December 2014

The Notes provide for semi-annual interest payments and principal due at maturity. At December 31, 2009, 2008 and 2007, the Notes included a fair value adjustment increasing the balance by $6.1 million, $9.7 million and $1.3 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.7 million, $2.2 million and $0.5 million at December 31, 2009, 2008 and 2007, respectively.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity.

Prior to the end of the first quarter, the Company transferred the full proceeds from the issuance to HDFS in order to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company.

On-Balance Sheet Securitization Debt – In 2009, HDFS transferred $3.08 billion of U.S. retail motorcycle loans to four separate SPEs. The SPEs in turn issued $2.46 billion of secured notes, respectively, with various maturities and interest rates to investors in on-balance sheet securitization transactions. These term asset-backed securitization transactions were “eligible collateral” under the TALF program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of these term asset-backed securitization transactions did not satisfy the requirements for accounting sale treatment under ASC Topic 860-40; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as HDFS is the primary beneficiary of the SPEs.

The SPEs are separate legal entities and the U.S. retail motorcycle loans that have been included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the on-balance sheet securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle loans are applied to outstanding principal. The notes expected life ranges from one to four years due to credit losses and prepayment speeds.

As of December 31, 2009, the assets of the SPEs totaled $2.93 billion, of which $2.75 billion of finance receivables were restricted as collateral for the payment of $2.16 billion secured notes. Also included in the assets of the SPEs were $164.1 million of cash restricted for payment on the outstanding debt at December 31, 2009.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of December 31, 2009, 2008 and 2007, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities, asset-backed commercial paper conduit facility and various operating covenants under the Notes. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio of 2.5 to 1.0 and a maximum ratio of consolidated debt (excluding HDFS and certain intercompany debt) to consolidated EBITDA of 2.75 to 1. No financial covenants are required under the Notes.

At December 31, 2009, 2008 and 2007, HDFS and the Company remained in compliance with all of these covenants.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted in this Form 10-K depends upon, among other factors, the Company’s ability to (i) execute its strategy and successfully exit certain product lines and divest certain company assets; (ii) effectively execute the Company’s restructuring plans within expected costs and timing; (iii) successfully achieve with the Company’s labor unions flexible and cost-effective agreements to accomplish restructuring goals and long-term competitiveness; (iv) manage the risks that our independent dealers may have difficulty obtaining capital and adjusting to the recession and slowdown in consumer demand; (v) manage supply chain issues; (vi) anticipate the level of consumer confidence in the economy; (vii) continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital; (viii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio; (ix) continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead; (x) manage production capacity and production changes; (xi) provide products, services and experiences that are successful in the marketplace; (xii) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace; (xiii) sell all of its motorcycles and related products and services to its independent dealers; (xiv) continue to develop the capabilities of its distributor and dealer network; (xv) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (xvi) adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (xvii) adjust to healthcare inflation, pension reform and tax changes; (xviii) retain and attract talented employees; (xix) detect any issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; and (xx) implement and manage enterprise-wide information technology solutions and secure data contained in those systems. In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. These risks, potential delays and uncertainties regarding the costs could also adversely impact the Company’s capital expenditure estimates (see “Liquidity and Capital Resources” section).

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar and the Brazilian Real. The Company utilizes foreign currency contracts to mitigate the effect of the Euro and the Australian dollar fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2009, the notional U.S. dollar value of outstanding Euro and Australian dollar foreign currency contracts was $144.8 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $15.1 million as of December 31, 2009. Further disclosure relating to the fair value of derivative financial instruments is included in Note 9 of the Notes to Consolidated Financial Statements.

In addition, the Company financed its acquisition of MV Agusta and subsequent working capital requirements through 143.0 million of Euro-denominated debt ($205.0 million at December 31, 2009). The carrying amount of debt is measured at each balance sheet date in the U.S. dollar and the corresponding gains or losses are recognized in the statement of operations.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its debt and securitization transactions. HDFS also entered into derivative contracts to facilitate the April 2009 asset-backed conduit facility, certain of which do not qualify for hedge accounting treatment. Additionally, to facilitate its first quarter 2008 securitization transaction as well as its third quarter 2007 securitization transaction, HDFS entered into derivative contracts. These derivatives, which hedge assets by an off-balance sheet Qualifying Special Purpose Entity, do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in current period earnings within other operating expenses. As of December 31, 2009, HDFS had interest rate swaps outstanding with a notional value of $1.16 billion. HDFS estimates that a 10% decrease in interest rates would result in a $1.4 million decrease in the fair value of the agreements.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 10, 2010

Keith E. Wandell	John A. Olin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process and the audit process. All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2009. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2009 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2009 fiscal year. The audited financial statements of the Company for the 2009 fiscal year were also reviewed and discussed with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by AU Section 380 of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards, other professional standards and regulatory requirements currently in effect. The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Rule 3526 of the PCAOB, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2009 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2009 fiscal year.

February 10, 2010

Audit Committee of the Board of Directors

Richard I. Beattie	Judson C. Green
N. Thomas Linebarger	George L. Miles, Jr.
James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Harley-Davidson, Inc. and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 23, 2010

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	2009	2008	2007
Revenue:
Motorcycles and related products	$4,287,130	$5,578,414	$5,726,848
Financial services	494,779	376,970	416,196

Total revenue	4,781,909	5,955,384	6,143,044

Costs and expenses:
Motorcycles and related products cost of goods sold	2,900,934	3,647,270	3,612,748
Financial services interest expense	283,634	136,763	81,475
Financial services provision for credit losses	169,206	39,555	11,252
Selling, administrative and engineering expense	979,384	1,060,154	1,012,008
Restructuring expense and asset impairment	224,278	12,475	—
Goodwill impairment	28,387	—	—

Total costs and expenses	4,585,823	4,896,217	4,717,483

Operating income	196,086	1,059,167	1,425,561
Investment income	4,254	11,296	22,258
Interest expense	21,680	4,542	—

Income before provision for income taxes	178,660	1,065,921	1,447,819
Provision for income taxes	108,019	381,686	513,976

Income from continuing operations	70,641	684,235	933,843
Loss from discontinued operations, net of tax	(125,757)	(29,517)	—

Net (loss) income	$(55,116)	$654,718	$933,843

Earnings per common share from continuing operations:
Basic	$0.30	$2.92	$3.75
Diluted	$0.30	$2.92	$3.74

Loss per common share from discontinued operations:
Basic	$(0.54)	$(0.13)	$—
Diluted	$(0.54)	$(0.13)	$—

(Loss) earnings per common share:
Basic	$(0.24)	$2.80	$3.75
Diluted	$(0.24)	$2.79	$3.74

Cash dividends per common share	$0.40	$1.29	$1.06

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,630,433	$568,894
Marketable securities	39,685	—
Accounts receivable, net	269,371	265,319
Finance receivables held for sale	—	2,443,965
Finance receivables held for investment, net	1,436,114	1,378,461
Inventories	323,029	379,141
Assets of discontinued operations	181,211	238,715
Deferred income taxes	179,685	123,327
Prepaid expenses and other current assets	282,421	128,730

Total current assets	4,341,949	5,526,552

Finance receivables held for investment, net	3,621,048	817,102
Property, plant and equipment, net	906,906	1,056,928
Goodwill	31,400	60,131
Deferred income taxes	177,504	288,240
Other long-term assets	76,711	79,672

	$9,155,518	$7,828,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,515	$303,277
Accrued liabilities	514,084	503,466
Liabilities of discontinued operations	69,535	77,941
Short-term debt	189,999	1,738,649
Current portion of long-term debt	1,332,091	—

Total current liabilities	2,268,224	2,623,333

Long-term debt	4,114,039	2,176,238
Pension liability	245,332	484,003
Postretirement healthcare liability	264,472	274,408
Other long-term liabilities	155,333	155,040

Commitments and contingencies (Note 17)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 336,800,970 and 335,653,577 shares issued in 2009 and 2008, respectively	3,368	3,357
Additional paid-in-capital	871,100	846,796
Retained earnings	6,324,268	6,458,778
Accumulated other comprehensive loss	(417,898)	(522,526)

	6,780,838	6,786,405

Less:
Treasury stock (102,487,275 and 102,889,730 shares in 2009 and 2008, respectively), at cost	(4,672,720)	(4,670,802)

Total shareholders’ equity	2,108,118	2,115,603

	$9,155,518	$7,828,625

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Net cash provided by (used by) operating activities of continuing operations (Note 2)	$609,010	$(608,029)	$798,146

Cash flows from investing activities of continuing operations:
Capital expenditures	(116,748)	(228,959)	(242,113)
Origination of finance receivables held for investment	(1,378,226)	(608,621)	(514,359)
Collections on finance receivables held for investment	607,168	448,990	368,978
Collection of retained securitization interests	61,170	93,747	118,175
Purchases of marketable securities	(39,685)	—	(467,609)
Sales and redemptions of marketable securities	—	2,543	1,125,344
Other, net	2,834	(2,575)	2,789

Net cash (used by) provided by investing activities of continuing operations	(863,487)	(294,875)	391,205

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium term notes	496,514	993,550	398,144
Repayment of medium term notes	—	(400,000)	—
Proceeds from issuance of senior unsecured notes	595,026	—	—
Proceeds from securitization debt	2,413,192	—	—
Repayments of securitization debt	(263,083)	—	—
Net (decrease) increase in credit facilities and unsecured commercial paper	(1,083,331)	761,065	(16,247)
Net (repayments) borrowings of asset-backed commercial paper	(513,168)	490,000	—
Repayment of senior subordinated debt	—	—	(30,000)
Net change in restricted cash	(167,667)	—	—
Dividends	(93,807)	(302,314)	(260,805)
Purchase of common stock for treasury	(1,920)	(250,410)	(1,153,439)
Excess tax benefits from share-based payments	170	320	3,066
Issuance of common stock under employee stock option plans	11	1,179	21,478

Net cash provided by (used by) financing activities of continuing operations	1,381,937	1,293,390	(1,037,803)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	6,789	(20,352)	12,909

Net increase in cash and cash equivalents of continuing operations	1,134,249	370,134	164,457

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,298)	(75,028)	—
Cash flows from investing activities of discontinued operations	(18,805)	(99,963)	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,208)	(4,439)	—

	(91,311)	(179,430)	—

Net increase in cash and cash equivalents	$1,042,938	$190,704	$164,457

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$568,894	$402,854	$238,397
Cash and cash equivalents of discontinued operations – beginning of period	24,664	—	—
Net increase in cash and cash equivalents	1,042,938	190,704	164,457
Less: Cash and cash equivalents of discontinued operations – end of period	(6,063)	(24,664)	—

Cash and cash equivalents – end of period	$1,630,433	$568,894	$402,854

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

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

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2009, 2008 and 2007

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2008	335,653,577	$3,357	$846,796	$6,458,778	$(522,526)	$(4,670,802)	$2,115,603

Comprehensive income:
Net loss	—	—	—	(55,116)	—	—	(55,116)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,932	—	30,932
Amortization of net prior service cost, net of taxes of ($1,576)	—	—	—	—	2,679	—	2,679
Amortization of actuarial loss, net of taxes of ($6,919)	—	—	—	—	11,761	—	11,761
Pension and post-retirement plan funded status adjustment, net of taxes of ($17,126)	—	—	—	—	29,111	—	29,111
Pension and post-retirement plan settlement and curtailment, net of taxes of ($18,942)	—	—	—	—	32,197	—	32,197
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes ($7,619)	—	—	—	—	13,600	—	13,600
Derivative financial instruments, net of tax benefit of $1,184	—	—	—	—	(1,239)	—	(1,239)

Comprehensive income							63,925
Adjustment to apply measurement date provisions of FSP 115-2, net of taxes of ($8,108)	—	—	—	14,413	(14,413)	—	—
Dividends	—	—	—	(93,807)	—	—	(93,807)
Repurchase of common stock	—	—	—	—	—	(1,920)	(1,920)
401(k) match made with Treasury shares	—	—	11,066	—	—	2	11,068
Share-based compensation	—	—	16,297	—	—	—	16,297
Issuance of nonvested stock	1,147,393	11	(11)	—	—	—	—
Tax benefit of stock options	—	—	(3,048)	—	—	—	(3,048)

Balance December 31, 2009	336,800,970	$3,368	$871,100	$6,324,268	$(417,898)	$(4,672,720)	$2,108,118

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Buell Motorcycle Company (Buell), MV Agusta (MV) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated.

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

In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized Qualifying Special Purpose Entities (QSPEs) as defined by the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 860-40 “Transfers to Qualifying Special Purpose Entities” (ASC Topic 860-40). Assets and liabilities of the QSPEs are not consolidated in the financial statements of the Company. For further discussion of QSPEs and off-balance sheet securitization transactions, see Note 7.

The Company operates in two principal business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services).

The Company’s management has evaluated subsequent events after December 31, 2009 through February 23, 2010, which is the date the Company’s financial statements were issued.

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

Marketable Securities – The Company had investments in marketable securities consisting primarily of $39.7 million of corporate bonds at December 31, 2009 with contractual maturities of less than one year. The Company has classified its investments in marketable securities as available for sale, thus requiring the Company to carry them at their fair value with any unrealized gains or losses reported in other comprehensive income. As of December 31, 2009, fair value approximated carrying value and as such no adjustment was required. There were no marketable securities held at December 31, 2008.

Accounts Receivable – The Company’s motorcycles and related products are sold to independent dealers and distributors outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s Consolidated Balance Sheets. The allowance for doubtful accounts deducted from total accounts receivable was $11.4 million and $6.2 million as of December 31, 2009 and 2008, respectively. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS and the related receivables are included in finance receivables held for investment in the consolidated balance sheets.

Finance Receivables Held for Investment, Net – Retail and wholesale finance receivables held for investment are recorded in the financial statements at historical cost less an allowance for credit losses. The provision for finance credit losses on finance receivables held for investment is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level HDFS believes is adequate to cover the losses of principal in the existing portfolio. HDFS’ periodic evaluation of the adequacy of the retail or other small balance homogeneous loan allowance is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. HDFS’ wholesale and other large loan allowance evaluation includes a loan-by-loan review which considers the specific borrower’s ability to repay and the estimated value of any collateral.

Finance Receivables Held for Sale – Prior to the second quarter of 2009, U.S. retail motorcycle loans intended for securitization at origination were classified as finance receivables held for sale. These finance receivables held for sale in the aggregate were carried at the lower of cost or estimated fair value. Any amount by which cost exceeded fair value was accounted for as a valuation adjustment with an offset to other income. Cash flows related to finance receivables held for sale were included in cash flows from operating activities.

Off-Balance Sheet Finance Receivables Securitizations – Prior to 2009, HDFS sold retail motorcycle loans through securitization transactions that qualified for accounting sale treatment under ASC Topic 860-40. Under the terms of securitization transactions, HDFS sold retail loans to a securitization trust utilizing the two-step process described below. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase retail loans from HDFS.

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

The interest in excess cash flows reflects the expected cash flows arising from U.S. retail motorcycle loans sold to the securitization trust less expected servicing fees, credit losses and contracted payment obligations owed to securitization trust investors. Key assumptions in determining the present value of projected excess cash flows are prepayments, credit losses and discount rate. The fair value of the interest in excess cash flows was $77.4 million and $135.5 million at December 31, 2009 and 2008, respectively.

As part of the first quarter 2008 securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. These securities have a stated principal and fixed interest rate and are subordinated to the senior securities within the securitization trust. Fair value is determined using discounted cash flow methodologies. The fair value of the retained subordinated securities was $53.1 million and $47.2 million as of December 31, 2009 and 2008, respectively. Unrealized gains on the subordinated securities recorded in other comprehensive income were $0.05 million, or $0.03 million net of taxes, as of December 31, 2009. Unrealized losses on the subordinated securities were $5.8 million, or $3.8 million net of taxes, as of December 31, 2008.

Reserve account deposits represent interest-earning cash deposits which collateralize the trust securities. The funds are not available for use by HDFS until the reserve account balances exceed thresholds specified in the securitization agreements. The fair value of the reserve account deposits was $114.8 million and $147.9 million at December 31, 2009 and 2008, respectively.

HDFS retains servicing rights on the U.S. retail motorcycle loans that it has sold to the securitization trust and receives a servicing fee. The servicing fee paid to HDFS is considered adequate compensation for the services provided and is included in financial services revenue as earned. HDFS earned $42.0 million, $55.1 million, and $60.8 million from contractually specified servicing fees, late fees, and ancillary fees during 2009, 2008, and 2007, respectively. These fees are recorded in financial services revenue.

Gains or losses on off-balance sheet term asset-backed securitizations of U.S. retail motorcycle loans were recognized in the period in which the sale occurred. The amount of the gain or loss depended on the proceeds received and the original carrying amount of the transferred U.S. retail motorcycle loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

The investment in retained securitization interests is measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by ASC Topic 320, “Investments – Debt and Equity Securities” (ASC Topic 320). As such, the investment in retained securitization interests is recorded at fair value and periodically reviewed for impairment. Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimates fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflect the assumptions marketplace participants would use. If the fair value of the investment in retained securitization interests is less than the amortized cost, an unrealized loss exists which indicates that the investment is other-than-temporarily impaired.

HDFS utilized a two-step process to transfer U.S. retail motorcycle loans to a securitization trust. U.S. retail motorcycle loans are initially transferred to a special purpose, bankruptcy remote, wholly owned subsidiary which in turn sells the U.S. retail motorcycle loans to the securitization trust. The securitization trust is funded with cash obtained through the issuance of the term asset-backed securities. HDFS has surrendered control of retail loans sold to the securitization trust. Securitization transactions have been structured such that: (1) transferred assets have been isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership; (2) each holder of a beneficial interest in the securitization trust has the right to pledge or exchange their interest; and (3) HDFS does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of certain representations, warranties and covenants relating to the transferred assets, or (b) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

Activities of the securitization trust are limited to acquiring U.S. retail motorcycle loans, issuing term asset-backed securities, making payments on securities to investors and other activities permissible under ASC Topic 860, “Transfers and Servicing” (ASC Topic 860). Securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the term asset-backed securities. Historically, the life of securitization trusts purchasing U.S. retail motorcycle loans from HDFS has approximated four years.

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

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts are considered QSPEs. Accordingly, gain or loss on sale is recognized upon transfer of retail loans to a QSPE and the assets and liabilities of the QSPEs are not consolidated in the financial statements of HDFS. See Note 7 for further discussion of HDFS’ securitization program.

On-Balance Sheet Finance Receivable Securitizations – During 2009, the Company transferred U.S. retail motorcycle loans to four separate wholly-owned special purpose entities (SPEs). The SPEs in turn issued secured notes with various maturities and interest rates to investors in on-balance sheet securitization transactions. These term asset-backed securitization transactions were “eligible collateral” under the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of these term asset-backed securitization transactions did not satisfy the requirements for accounting sale treatment under ASC Topic 860-40; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as the Company is the primary beneficiary of the SPEs.

The SPEs are separate legal entities and the U.S. retail motorcycle loans that have been included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the on-balance sheet securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle loans are applied to outstanding principal. See Note 8 for further discussion of HDFS’ on-balance sheet finance receivable securitizations.

Asset-Backed Commercial Paper Conduit Facility – In December 2008, HDFS sold for legal purposes U.S. retail motorcycle finance receivables to a SPE, which in turn issued debt to third-party bank-sponsored asset-backed commercial paper conduits. The SPE funded the purchase of the finance receivables from HDFS primarily with cash obtained through the issuance of the debt. In April 2009, HDFS replaced its December 2008 asset-backed commercial paper conduit facility agreement with a new agreement. As part of the April 2009 transaction, HDFS transferred additional U.S. retail motorcycle loans to the SPE and increased the debt issued to the third-party bank sponsored conduits.

HDFS is the primary beneficiary of the SPE, and the finance receivables sale does not satisfy the requirements for accounting sale treatment under ASC Topic 860-40. Therefore, the assets and associated debt are included in the Company’s financial statements. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. See Note 8 for further discussion of HDFS’ asset-backed commercial paper conduit facility.

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories produced or purchased in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment – Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings – 30 to 40 years; building equipment and land improvements – 7 to 10 years; and machinery and equipment – 3 to 10 years. Accelerated methods of depreciation are used for income tax purposes.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2009, the Company tested its goodwill balances for impairment; see Notes 3 and 5 for additional discussion. During 2008, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

Long-lived Assets – The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used. The Company also reviews the useful life of its long-lived assets when events and circumstances indicate that the actual useful life may be shorter than originally estimated. In the event that the actual useful life is deemed to be shorter than the original useful life, depreciation is adjusted prospectively so that the remaining book value is depreciated over the revised useful life.

Asset groups classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell, and a loss is recognized for any initial adjustment required to reduce the carrying amount to the fair value less cost to sell in the period the held for sale criteria are met. The fair value less cost to sell must be assessed each reporting period the asset group remains classified as held for sale. Gains or losses not previously recognized resulting from the sale of an asset group will be recognized on the date of sale.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2009	2008	2007
Balance, beginning of period	$64,543	$70,523	$66,385
Warranties issued during the period	51,336	52,645	54,963
Settlements made during the period	(74,022)	(71,737)	(66,422)
Safety recalls and changes to pre-existing warranty liabilities	26,187	13,112	15,597

Balance, end of period	$68,044	$64,543	$70,523

The liability for safety recall campaigns was $6.7 million, $4.6 million and $3.7 million at December 31, 2009, 2008 and 2007, respectively.

Derivative Financial Instruments – The Company is exposed to certain risks relating to its ongoing business operations. The primary risks are foreign currency exchange rate risk, interest rate risk and commodity price risk. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes.

All derivative instruments are recognized on the balance sheet at fair value (see Note 9). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments which do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings. Refer to Note 11 for a detailed description of the Company’s derivative instruments.

Motorcycles and Related Products Revenue Recognition – Sales are recorded when products are shipped to wholesale customers (independent dealers and distributors) and ownership is transferred. The Company offers sales incentive programs to both wholesale and retail customers designed to promote the sale of motorcycles and related products. The total costs of these programs are recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.

Financial Services Revenue Recognition – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued interest is classified with finance receivables. Certain loan origination costs, including payments made to dealers for certain retail loans, are deferred and amortized over the estimated life of the contract.

Retail loans are generally charged-off at 120 days contractually past due. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2009 and 2008, all retail finance receivables are accounted for as interest-earning receivables.

Wholesale loans are considered to be impaired when management concludes the dealer will not be able to make full payment. In making this determination, management considers the dealer’s financial performance and payment ability and the fair value of any collateral. Impairment is determined based on the cash that HDFS expects to receive discounted at the loan’s original rate, or the fair value of the collateral if the loan is collateral dependent. The accrual of interest on such loans is discontinued when the collection of the account becomes doubtful (“non-accrual status loans”). HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. As of December 31, 2009, total wholesale finance receivables accounted for as non-accrual status loans were not significant.

Insurance commissions and commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $14.6 million and $15.3 million as of December 31, 2009 and 2008, respectively.

Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within operating expenses in the consolidated statement of operations. Research and development expenses were $143.1 million, $163.5 million and $185.5 million for 2009, 2008 and 2007, respectively.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2009, 2008 and 2007, the Company incurred $80.2 million, $89.2 million and $76.9 million in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Reclassifications – The Company has adjusted the format of its statement of operations to present revenues and expenses together versus the previous format that aligned with the Company’s reportable segments. For all periods presented in the statement of operations, financial services expense has been disaggregated into financial services interest expense and financial services provision for credit losses, and the remaining amount has been combined with selling, administrative and engineering expense.

To conform with the current year presentation, restructuring expense for 2008 is presented separately in the statement of operations.

As discussed in Note 3, the Company announced in October 2009 its intent to divest the MV business. Accordingly, MV is now presented as a discontinued operation for all periods presented.

Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of operations. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2009, 2008 and 2007, including stock option and nonvested stock awards, was $17.6 million, $24.5 million and $21.0 million, respectively, or $11.0 million, $15.3 million and $13.0 million net of taxes, respectively.

Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

New Accounting Standards

Accounting Standards Recently Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which was codified into ASC Topic 805, “Business Combinations” (ASC Topic 805). ASC Topic 805 changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under ASC Topic 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC Topic 805 is effective for the Company beginning in fiscal year 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which was codified into ASC Topic 815. ASC Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under pre-codification guidance contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company adopted ASC Topic 815 as of January 1, 2009; see Note 11 for further discussion.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC Topic 260-10-55). ASC Topic 260-10-55 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share” (ASC Topic 260). Under the guidance of ASC Topic 260-10-55, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted ASC Topic 260-10-55 as of January 1, 2009; see Note 20 for further discussion.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). ASC Topic 715-20-65 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in ASC Topic 820. Specifically, employers are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. The Company adopted ASC Topic 715-20-65 as of December 31, 2009; see Note 15 for further discussion.

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

ASC Topic 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods. The Company adopted ASC Topic 825-10-65-1 as of March 30, 2009; see Notes 9 and 11 for further discussion.

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

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company was required to adopt ASC Topic 855 as of June 28, 2009 and made the appropriate disclosure in Notes 1.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amends the guidance within ASC Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (as defined under previous accounting standards) must be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic 860 will require enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the guidance within ASC Topic 810, “Consolidations,” by adding previously considered qualifying special purpose entities (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Companies must also reassess on an ongoing basis whether the company is the primary beneficiary of a variable interest entity.

The Company is required to adopt the new guidance contained within ASC 810 and ASC 860 as of January 1, 2010. The new guidance will require consolidation of the existing qualifying special purpose entities (QSPEs) that are not currently recorded on the Company’s Consolidated Balance Sheet, resulting in an estimated increase in finance receivables and debt of $1.89 billion. Consolidation of currently unconsolidated QSPEs will also result in an increase in the allowance for finance credit losses for newly consolidated finance receivables along with changes to the timing and line item reporting of revenue and expense in the Company’s Consolidated Statement of Operations. Additionally, as part of the consolidation of these finance receivable securitization trusts, the investment in retained securitization interests will be eliminated and no future valuations will be required. In accordance with the new guidance, the Company will initially measure the assets and liabilities of the former QSPEs at their carrying values (the amounts at which the asset and liabilities would have been carried in the Consolidated Financial Statements if ASC Topic 810 had been effective when the Company first met the conditions as the primary beneficiary).

The cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of December 31, 2009, would result in an estimated aggregate after-tax charge to retained earnings in the range of $35.0 million to $45.0 million, which includes the impact of establishing the initial allowance for finance credit losses. The actual impact of adopting the new accounting standards on January 1, 2010 could differ as several uncertainties in the application of these new standards are resolved.

2.	Additional Balance Sheet and Cash Flow Information

The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the years ended December 31.

Balance Sheet Information:

Inventories, net (in thousands):

	2009	2008
Components at the lower of FIFO cost or market
Raw materials and work in process	$104,641	$140,854
Motorcycle finished goods	168,002	175,438
Parts and accessories and general merchandise	84,823	102,983

Inventory at lower of FIFO cost or market	357,466	419,275
Excess of FIFO over LIFO cost	(34,437)	(40,134)

	$323,029	$379,141

Inventory obsolescence reserves deducted from FIFO cost were $34.7 million and $24.1 million as of December 31, 2009 and 2008, respectively.

Property, plant and equipment, at cost (in thousands):

	2009	2008
Land and related improvements	$59,922	$59,603
Buildings and related improvements	474,891	469,580
Machinery and equipment	2,311,779	2,277,593
Construction in progress	112,498	131,257

	2,959,090	2,938,033
Less: accumulated depreciation	2,052,184	1,881,105

	$906,906	$1,056,928

Accrued liabilities (in thousands):

	2009	2008
Payroll, performance incentives and related expenses	$137,523	$158,128
Restructuring reserves	67,711	2,149
Warranty and recalls	68,044	64,543
Sales incentive programs	62,206	84,683
Income taxes	16,038	10,770
Fair value of derivative financial instruments	16,293	23,503
Other	146,269	159,690

	$514,084	$503,466

Components of accumulated other comprehensive loss, net of tax (in thousands):

	2009	2008
Cumulative foreign currency translation adjustment	$46,103	$15,171
Unrealized loss on investment in retained securitization interest	(3,484)	(2,671)
Unrealized net loss on derivative financial instruments	(8,940)	(7,701)
Unrecognized pension and postretirement benefit plan liabilities	(451,577)	(527,325)

	$(417,898)	$(522,526)

Cash Flow Information:

The reconciliation of net (loss) income to net cash provided by (used by) operating activities of continuing operations is as follows (in thousands):

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(55,116)	$654,718	$933,843
Loss from discontinued operations	(125,757)	(29,517)	—

Income from continuing operations	70,641	684,235	933,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	246,344	220,755	204,172
Provision for employee long-term benefits	118,201	76,426	75,683
Contributions to pension and postretirement plans	(233,224)	(19,517)	(15,302)
Stock compensation expense	17,576	24,473	20,974
Loss (gain) on off-balance sheet securitizations	—	5,370	(36,033)
Net change in wholesale finance receivables	332,167	99,373	22,816
Origination of retail finance receivables held for sale	(1,180,467)	(2,788,463)	(2,919,937)
Collections on retail finance receivables held for sale	919,201	507,106	110,756
Proceeds from securitization of retail finance receivables	—	467,722	2,486,780
Impairment of retained securitization interests	45,370	41,403	9,932
Lower of cost or fair market value adjustment on finance receivables held for sale	5,895	37,764	—
Goodwill and other impairments	46,410	—	—
Pension and postretirement healthcare plan curtailment and settlement expense	37,814	—	—
Provision for credit losses	169,206	39,555	11,252
Deferred income taxes	6,931	(46,729)	(60,779)
Foreign currency adjustments	(22,234)	2,892	(14,581)
Other, net	76,445	53,978	23,977
Changes in current assets and liabilities:
Accounts receivable, net	8,809	2,710	(26,399)
Finance receivables – accrued interest and other	(3,360)	(7,149)	(19,680)
Inventories	85,472	(42,263)	(48,019)
Accounts payable and accrued liabilities	(239,009)	45,998	41,210
Restructuring reserves	65,988	2,149	—
Derivative instruments	4,711	(11,962)	3,492
Other	30,123	(3,855)	(6,011)

Total adjustments	538,369	(1,292,264)	(135,697)

Net cash provided by (used by) operating activities of continuing operations	$609,010	$(608,029)	$798,146

Cash paid during the period for interest and income taxes (in thousands):

	2009	2008	2007
Interest	$336,453	$128,006	$81,474
Income taxes	$123,232	$413,998	$568,815

Interest paid represents interest payments of HDFS (included in financial services expense) and interest payments of the Company (included in interest expense).

Non-cash investing activity during the period (in thousands):

	2009	2008	2007
Investment in retained securitization interests received in connection with securitizations during the year	$—	$87,171	$170,173

3.	MV Agusta Acquisition and Planned Divestiture

On August 8, 2008, the Company completed of its purchase of privately-held Italian motorcycle maker MV Agusta (MV). The Company acquired 100 percent of MV shares for total consideration of €68.3 million ($105.1 million), which included the satisfaction of existing bank debt for €47.5 million ($73.2 million). The Company financed the transaction and MV’s initial working capital requirements through €130.0 million of debt under existing credit facilities.

The operating results of MV, which were part of the Motorcycles segment, have been included in the Company’s consolidated financial statements from the date of acquisition. Pro forma information reflecting this acquisition has not been disclosed as the pro forma impact on consolidated net income would not be material.

The following table summarizes the fair values of the MV assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets, net of cash acquired	$60,483
Property, plant and equipment	39,469
Goodwill	85,750
Intangible assets	52,811
Other noncurrent assets	3,739

Total assets	242,252

Current liabilities	123,119
Noncurrent liabilities	23,579

Total liabilities	146,698

Net assets acquired	$95,554

In conjunction with the acquisition of MV, the Company recorded goodwill of $85.8 million, none of which is tax deductible, and intangible assets with an initial fair value of $52.8 million. Of the total intangible assets acquired, $8.1 million was assigned to patents with useful lives of ten years, $6.3 million was assigned to miscellaneous intangibles with useful lives of seven years and $18.3 million was assigned to trademarks that are not subject to amortization. The remaining $20.1 million was assigned to research and development assets that were written off subsequent to the acquisition date in accordance with pre-codification guidance contained in FASB Interpretation Number (FIN) 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This resulted in a one-time expense of $20.1 million.

In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. As a result, MV is now presented as a discontinued operation for all periods presented.

The following table summarizes the net revenue, pre-tax loss and loss per common share from discontinued operations for the periods noted (in thousands except per share amounts):

	Twelve months ended December 31, 2009	August 8, 2008 - December 31, 2008
Revenue	$56,729	$15,893
Loss before income taxes	$(165,383)	$(31,944)
Loss per common share	$(0.54)	$(0.13)

During 2009, the Company recorded an impairment charge of $115.4 million which represented the excess of net book value of the held-for sale assets over the fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $85.5 million goodwill impairment, $19.8 million fixed asset impairment and $10.1 million intangible asset impairment.

The effective tax rate for MV’s income tax benefit during 2009 and 2008 was 24.0% and 7.3%, respectively. The 2009 income tax benefit includes a $42.0 million benefit associated with expected tax deductions resulting from losses incurred on the Company’s investments in and loans made to MV. These benefits were calculated net of $26.0 million that the Company deemed to be uncertain tax benefits.

At December 31, 2009, assets of discontinued operations consisted of $35.6 million of accounts receivable, net; $36.0 million of inventories; $31.2 million of property, plant and equipment, net; and $78.4 million of other assets. At December 31, 2009, liabilities of discontinued operations consisted of $55.7 million of accounts payable and accrued liabilities and $13.8 million of other liabilities.

4.	Restructuring Expense and Other Impairments

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) in the Motorcycles and Financial Services segments which are expected to be completed by 2012. The 2009 Restructuring Plan was designed to reduce excess capacity, exit certain business operations and lower the Company’s cost structure. The Company’s planned actions include:

•	consolidating its two engine and transmission plants in the Milwaukee area into its facility in Menomonee Falls, Wisconsin;

•	closing its distribution facility in Franklin, Wisconsin and consolidating Parts and Accessories and General Merchandise distribution through a third party;

•	discontinuing the domestic transportation fleet;

•	consolidating its vehicle test facilities from three locations in Alabama, Arizona and Florida into one location in Arizona;

•	restructuring its York, Pennsylvania motorcycle production facility to focus on the core operations of motorcycle assembly, metal fabrication and paint; and

•	exiting the Buell product line.

The 2009 Restructuring Plan includes a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These reductions began in 2009 and are expected to be completed during 2011.

Restructuring charges consist of employee severance and termination costs, accelerated depreciation on the long lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. As of December 31, 2009, approximately 2,000 employees have left the Company under the 2009 Restructuring Plan.

The following table summarizes the 2009 Restructuring Plan reserve recorded in accrued liabilities as of December 31, 2009 (in thousands):

	Motorcycles & Related Products				Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Restructuring expense	$103,769	$26,905	$72,278	$202,952	$1,679	$1,623	$3,302	$206,254
Utilized – cash	(29,885)	—	(40,856)	(70,741)	(1,460)	(1,197)	(2,657)	(73,398)
Utilized – noncash	(37,814)	(26,905)	—	(64,719)	—	(426)	(426)	(65,145)

Balance December 31, 2009	$36,070	$—	$31,422	$67,492	$219	$—	$219	$67,711

Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination and moving costs.

2008 Restructuring Plan

During the second quarter of 2008, the Company finalized a plan to ship fewer motorcycles to its worldwide dealer network in 2008 than it shipped in 2007. The Company executed this reduction through temporary plant shutdowns, adjusted daily production rates and a workforce reduction involving approximately 730 positions. As a result of the workforce reduction plan, the Company recorded a $12.4 million charge during 2008. The total restructuring charge consisted of $7.6 million of employee severance benefits and $4.8 million of special retiree benefits for those individuals eligible to receive benefits. All employees and contract workers affected by the 2008 Restructuring Plan departed from the Company during 2008.

The following table summarizes the Company’s 2008 Restructuring Plan reserve activity during 2008 and 2009 (in thousands):

Employee Severance and Termination Costs
Original reserve	$7,594
Utilized – cash	(5,445)

Balance, December 31, 2008	$2,149
Utilized – cash	(2,149)

Balance, December 31, 2009	$—

Buell Asset Impairment

During October 2009, the Company unveiled a new strategy that is designed to strengthen the Harley-Davidson brand for long-term future growth by focusing exclusively on the Harley-Davidson brand. As a result, the Company announced it was exiting the Buell product line during the fourth quarter of 2009. The Company determined that an evaluation of the carrying value of the Buell fixed assets was necessary and the Company recorded a fixed asset impairment charge of $18.0 million in 2009.

5.	Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Motorcycles	Financial Services	Total
December 31, 2007	$32,560	$28,840	$61,400
Currency translation	(1,269)	—	(1,269)

December 31, 2008	$31,291	$28,840	$60,131
Impairment	—	(28,387)	(28,387)
Currency translation	609	—	609
Other	(500)	(453)	(953)

December 31, 2009	$31,400	$—	$31,400

As a result of the Company’s lower retail sales volume projections and the decline in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value and as such the Company recorded an impairment charge of $28.4 million during 2009.

6.	Finance Receivables

Finance receivables held for investment, net at December 31 for the past five years were as follows (in thousands):

	2009	2008	2007	2006	2005
Wholesale
United States	$787,891	$1,074,377	$1,132,748	$1,206,753	$1,040,220
Europe	—	—	86,947	66,421	59,960
Canada	82,110	89,859	108,756	65,538	50,097

Total wholesale	870,001	1,164,236	1,328,451	1,338,712	1,150,277
Retail
United States	3,835,235	514,637	485,579	409,788	319,856
Canada	256,658	226,084	228,850	174,894	149,597

Total retail	4,091,893	740,721	714,429	584,682	469,453

	4,961,894	1,904,957	2,042,880	1,923,394	1,619,730
Allowance for credit losses	150,082	40,068	30,295	27,283	26,165

	4,811,812	1,864,889	2,012,585	1,896,111	1,593,565
Investment in retained securitization interests	245,350	330,674	407,742	384,106	349,659

	$5,057,162	$2,195,563	$2,420,327	$2,280,217	$1,943,224

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2009	2008	2007	2006	2005
Retail
United States	$—	$2,443,965	$781,280	$547,106	$299,373

During the second quarter of 2009, the Company reclassified $3.14 billion of finance receivables held for sale at the lower of cost or fair value to finance receivables held for investment, net, due to the Company’s decision to structure securitization transactions in a manner that will not qualify for accounting sale treatment under the provisions of ASC Topic 860-40. Included in finance receivables held for sale at December 31, 2008 is a lower of cost or market adjustment of $31.7 million. Included in the Company’s Consolidated Balance Sheet at December 31, 2009 and 2008 are finance receivables of $2.81 billion and $649.8 million, respectively, which were restricted as collateral for the payment of secured borrowings, and other related obligations, as discussed in Note 8.

HDFS has cross-border outstandings to Canada as of December 31, 2009, 2008 and 2007 of $77.1 million, $75.8 million and $92.2 million, respectively.

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

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail loans consist of secured promissory notes and installment loans. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2009 and 2008, approximately 11% of gross outstanding finance receivables were originated in Texas.

At December 31, 2009 and 2008, unused lines of credit extended to HDFS’ wholesale finance customers totaled $1.16 billion and $941.9 million, respectively. Approved but unfunded retail finance loans totaled $123.9 million and $263.1 million at December 31, 2009 and 2008, respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2009, contractual maturities of finance receivables held for investment (excluding retained securitization interests) were as follows (in thousands):

	United States	Canada	Total
2010	$1,237,998	$113,302	$1,351,300
2011	469,432	33,233	502,665
2012	525,964	37,263	563,227
2013	589,318	41,780	631,098
2014	660,328	46,845	707,173
Thereafter	1,140,086	66,345	1,206,431

Total	$4,623,126	$338,768	$4,961,894

As of December 31, 2009, all finance receivables due after one year were at fixed interest rates.

The allowance for finance credit losses on finance receivables held for investment is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for finance credit losses on finance receivables held for investment for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$40,068	$30,295	$27,283
Provision for finance credit losses	169,206	39,555	11,252
Charge-offs, net of recoveries	(59,192)	(29,782)	(8,240)

Balance at end of year	$150,082	$40,068	$30,295

The increase in the provision for credit losses during 2009 primarily resulted from the reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment at the end of the second quarter of 2009. The reclassification was due to the structure of the Company’s May 2009 term asset-backed securitization transaction and management’s intent to structure subsequent securitization transactions in a manner that would not meet the requirements of accounting sale treatment. The reclassification resulted in an additional provision for credit losses of $72.7 million.

The carrying value of retail and wholesale finance receivables contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2009	2008	2007	2006	2005
United States	$24,629	$23,678	$6,205	$4,476	$2,574
Canada	2,161	1,275	1,759	1,561	1,442
Europe	—	—	386	452	283

Total	$26,790	$24,953	$8,350	$6,489	$4,299

7.	Off-Balance Sheet Finance Receivable Securitization Transactions

During 2008 and 2007, the Company sold $540.0 million and $2.53 billion, respectively, of retail motorcycle loans through securitization transactions utilizing QSPEs (see Note 1). These sales resulted in cash proceeds of $467.7 million and $2.49 billion during 2008 and 2007, respectively. There were no off-balance sheet securitization transactions during 2009. The Company retains an interest in excess cash flows, subordinated securities and cash reserve account deposits, collectively referred to as investment in retained securitization interests (a component of finance receivables held for investment in the Company’s Consolidated Balance Sheets). The Company retains servicing rights and receives annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $1.89 billion and $3.25 billion of securitized retail loans as of December 31, 2009 and 2008, respectively. The total investment in retained securitization interests received in connection with securitizations during the year for the last three years is disclosed under non-cash investing activities in Note 2. In conjunction with sales prior to 2009, HDFS had investments in retained securitization interests of $245.4 million and $330.7 million at December 31, 2009 and 2008, respectively.

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

As discussed in Note 1, the Company adopted ASC Topic 320-10-65-1 on March 30, 2009. In accordance with the new standard, if management has no intent to sell the other-than-temporarily impaired investment and it is more likely than not that it will not be required to sell, only the credit loss component of the impairment is recognized in earnings, while the rest of the impairment is recognized as an unrealized loss in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining life of the investment as projected using assumptions for credit losses, prepayments and discounts rates as discussed below.

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

During the nine months from the date of adoption to December 31, 2009, the Company recorded other-than-temporary impairments related to its investment in retained securitization interests. The impairments were due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds on certain securitization portfolios. As prescribed by ASC Topic 320-10-65-1, the Company recognized the credit component of the other-than-temporary impairment in earnings and the non-credit component in other comprehensive income as the Company does not intend to sell the investment and it is more likely than not that the Company will not be required to sell it prior to recovery of its cost basis. The components of the impairment are as follows (in thousands):

Nine months ended December 31, 2009
Total other-than-temporary impairment losses	$22,240
Portion of loss reclassified from other comprehensive income	6,000

Net impairment losses recognized in earnings	$28,240

The following activity only applies to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment is recognized in earnings and a component is recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests still held as of December 31, 2009 is as follows (in thousands):

Nine months ended December 31, 2009
Balance, beginning of period	$29,686
Credit component recognized in earnings during the period	28,240
Reductions due to sale/repurchase(1)	(954)

$56,972

(1)	The Company exercised its 10% clean up call repurchase option for certain securitization trusts.

Prior to March 30, 2009, if an impairment existed and management deemed it to be other-than-temporary, the entire impairment was recorded in the consolidated statements of operations. During the three months ended March 29, 2009, the Company recorded an other-than-temporary impairment charge of $17.1 million related to its investment in retained securitization interests which included both the credit and non-credit components.

During 2008, the Company recorded an other-than-temporary impairment charge of $41.4 million related to its investment in retained securitization interests. The decline in fair value below amortized cost was due to higher actual and anticipated credit losses on certain securitization portfolios, and an increased discount rate in the fourth quarter of 2008 from 12% to 18%. This charge was recorded as a reduction of financial services revenue.

The following table summarizes the amortized cost, fair value and gross unrealized gains and losses of the investment in retained securitization interests (in thousands):

	December 31, 2009
	Total Investment in Retained Securitization Interests	Investment in Retained Securitization Interests Currently in a Loss Position for less than 12 Months	Investment in Retained Securitization Interests Currently in a Gain Position
Amortized cost	$250,793	$161,857	$88,936
Gross unrealized gains	1,645	—	1,645
Gross unrealized losses	(7,088)	(7,088)	—

Fair value	$245,350	$154,769	$90,581

The unrealized loss position is primarily due to a difference between the discount rate used to calculate fair value at December 31, 2009 and the initial rate used to value the retained securitization interests at their inception. The discount rate used at December 31, 2009 to calculate fair value was 15%. A discount rate of 12% was used to calculate the portion of unrealized gain/loss on the securitization and the initial value of the investment in retained securitization interests. None of the investments in retained securitization interests have been in a continuous loss position for more than twelve months.

The investment in retained securitization interests has no stated contractual maturity date. Historically, the investment in retained securitization interests has a life of approximately four years.

At the date of the transaction, the following weighted-average key assumptions were used to calculate the loss on the securitization completed in 2008:

2008
Prepayment speed (Single Monthly Mortality)	2.00%
Weighted-average life (in years)	1.95
Expected cumulative net credit losses	4.25%
Residual cash flows discount rate	12.00%

As of December 31, 2009 and 2008, respectively, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

	2009	2008
Prepayment speed (Single Monthly Mortality)	1.71%	1.88%
Weighted-average life (in years)	2.07	2.09
Expected cumulative net credit losses	5.70%	4.63%
Residual cash flows discount rate	14.79%	17.89%

Expected cumulative net credit losses are a key assumption in the valuation of the investment in retained securitization interests. As of December 31, 2009, 2008 and 2007, respectively, weighted-average expected net credit losses for all active securitizations were 5.70%, 4.63% and 3.89%. The table below summarizes, as of December 31, 2009, 2008 and 2007, respectively, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected weighted-average cumulative net credit losses (%) as of:	2008	2007	2006	2005
December 31, 2009	5.75%	6.12%	5.32%	4.87%
December 31, 2008	4.50%	4.66%	4.78%	4.66%
December 31, 2007	—	3.88%	4.00%	4.13%

Detailed below at December 31, 2009 and 2008, is the sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests (dollars in thousands):

	2009	2008
Carrying amount/fair value of retained interests	$245,350	$330,674
Weighted-average life (in years)	2.07	2.09

Prepayment speed assumption (monthly rate)	1.71%	1.88%
Impact on fair value of 10% adverse change	$(2,400)	$(5,700)
Impact on fair value of 20% adverse change	$(4,600)	$(11,300)

Expected cumulative net credit losses	5.70%	4.63%
Impact on fair value of 10% adverse change	$(36,400)	$(36,400)
Impact on fair value of 20% adverse change	$(72,200)	$(72,700)

Residual cash flows discount rate (annual)	14.79%	17.89%
Impact on fair value of 10% adverse change	$(4,500)	$(8,600)
Impact on fair value of 20% adverse change	$(9,000)	$(16,800)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Proceeds from new securitizations	$—	$467,722
Servicing fees received	$26,693	$43,049
Other cash flows received on retained interests	$69,418	$132,594
10% clean-up call repurchase option	$(161,390)	$(150,240)

Managed retail motorcycle loans consist of all retail motorcycle installment loans serviced by HDFS including those held by securitization trusts and those held by HDFS. As of December 31, 2009 and 2008, managed retail motorcycle loans totaled $5.59 billion and $6.03 billion, respectively, of which $1.89 billion and $3.25 billion, respectively, were securitized. The principal amount of managed retail motorcycle loans 30 days or more past due was $324.1 million and $339.1 million at December 31, 2009 and 2008, respectively. The principal amount of securitized retail motorcycle loans 30 days or more past due was $183.7 million and $225.0 million at December 31, 2009 and 2008, respectively. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $167.4 million, $138.7 million and $106.5 million during 2009, 2008 and 2007, respectively. Securitized retail motorcycle loan credit losses, net of recoveries, were $94.6 million, $107.9 million and $93.9 million during 2009, 2008 and 2007, respectively.

8.	Secured Borrowings

Asset-Backed Commercial Paper Conduit Facility

In December 2008, HDFS transferred $666.7 million of U.S. retail motorcycle finance receivables to a special purpose entity (SPE), which in turn issued $500.0 million of debt to third-party bank-sponsored asset-backed commercial paper conduits. The SPE funded the purchase of the finance receivables from HDFS primarily with cash obtained through the issuance of the debt. In April 2009, HDFS replaced its December 2008 asset-backed commercial paper conduit facility agreement with a new agreement (2009 Conduit Loan Agreement).

As part of the April 2009 transaction, HDFS transferred an additional $354.4 million of U.S. retail motorcycle loans to the SPE and increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. HDFS is the primary beneficiary of the SPE, and the finance receivables transfer does not satisfy the requirements for accounting sale treatment under ASC Topic 860. Therefore, the assets and associated debt are included in the Company’s financial statements. The SPE is a separate legal entity and as such the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors.

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

At December 31, 2009, HDFS had no borrowings outstanding under the asset-backed commercial paper conduit facility. The SPE held $55.2 million of finance receivables and $3.6 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $1.20 billion. The assets of the SPE totaled $73.0 million at December 31, 2009, and are included primarily in finance receivables and other current assets in the Company’s Consolidated Balance Sheet.

At December 31, 2008 the assets of the SPE totaled $686.3 million. The SPE held finance receivables of $649.8 million and cash collections of $24.1 million restricted as collateral for the payment of $500.0 million of short-term asset-backed commercial paper conduit facility debt, which is included in the Company’s Consolidated Balance Sheet.

For the year ended December 31, 2009 and 2008, the SPE recorded interest expense on the debt of $41.1 million and $3.7 million, respectively, which is included in HDFS interest expense, a component of Financial Services expense. The weighted average interest rate of the outstanding asset-backed commercial paper conduit facility, which includes the impact of the interest rate swap agreements, was 8.33% and 6.97% at December 31, 2009 and 2008, respectively.

On-Balance Sheet Finance Receivable Securitizations

In 2009, HDFS transferred $3.08 billion of U.S. retail motorcycle loans to four separate SPEs. The SPEs in turn issued the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount	Weighted-Average Rate at Date of Issuance	Maturity Date
May 2009	$500,000	2.77%	May 2010 - January 2017
July 2009	$700,000	2.11%	July 2010 - February 2017
October 2009	$700,000	1.16%	October 2010 - April 2017
December 2009	$562,499	1.55%	December 2010 - June 2017

These term asset-backed securitization transactions were “eligible collateral” under the Federal Reserve Bank of New York’s Term Asset-backed securities Loan Facility (TALF) program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of these term asset-backed securitization transactions did not satisfy the requirements for accounting sale treatment under ASC Topic 860; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as HDFS is the primary beneficiary of the SPEs.

The SPEs are separate legal entities and the U.S. retail motorcycle loans that have been included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the on-balance sheet securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle loans are applied to outstanding principal. The expected life for each issuance ranges from one to four years due to estimated credit losses and prepayment speeds.

The assets of the SPEs totaled $2.93 billion at December 31, 2009 and are included primarily in finance receivables held for investment and restricted cash (a component of other current assets) in the Company’s Consolidated Balance Sheet. At December 31, 2009, the SPEs held finance receivables of $2.75 billion restricted as collateral for the payment of $2.16 billion secured notes, of which $921.1 million is classified as current portion of long term debt and $1.24 billion is classified as long-term debt in the Company’s Consolidated Balance Sheet. The SPEs also held $164.1 million of cash restricted for payment on the outstanding debt at December 31, 2009. During 2009, the SPEs recorded interest expense on the secured notes of $17.3 million, which is included in HDFS interest expense, a component of Financial Services expense.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31, 2009 (in thousands):

	2009		2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,630,433	$1,630,433	$568,894	$568,894
Marketable securities	$39,685	$39,685	$—	$—
Accounts receivable, net	$269,371	$269,371	$265,319	$265,319
Restricted cash	$167,667	$167,667	$—	$—
Derivatives	$13,678	$13,678	$31,508	$31,508
Finance receivables held for sale	$—	$—	$2,443,965	$2,443,965
Finance receivables held for investment	$4,802,322	$4,811,812	$1,864,889	$1,864,889
Investment in retained securitization interests	$245,350	$245,350	$330,674	$330,674

Liabilities:
Accounts payable	$162,515	$162,515	$303,272	$303,272
Derivatives	$16,293	$16,293	$23,503	$23,503
Unsecured commercial paper	$325,099	$325,099	$1,416,449	$1,416,449
Asset-backed commercial paper conduit facility	$—	$—	$500,000	$500,000
Credit facilities	$448,049	$448,049	$390,932	$390,932
Medium-term notes	$2,152,612	$2,103,396	$1,034,907	$1,607,506
Senior unsecured notes	$816,998	$600,000	$—	$—
On-balance sheet securitization debt	$2,166,056	$2,159,585	$—	$—

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

Finance Receivables Held for Investment, Net – Retail and wholesale finance receivables included in finance receivables held for investment are recorded in the financial statements at historical cost less an allowance for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. The historical cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.

The investment in retained securitization interests, which is a component of finance receivables held for investment in the Consolidated Balance Sheets, is recorded in the financial statements at fair value and is estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions.

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

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under credit facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of commercial paper approximates fair value due to its short maturity. The carrying value of debt provided under the asset-backed commercial paper conduit facility approximates the fair value since the interest rates charged on the outstanding portion are tied directly to market rates and fluctuate as market rates change.

The fair values of the medium-term notes maturing in December 2012, December 2014 and June 2018 are estimated based upon rates currently available for debt with similar terms and remaining maturities. The medium-term notes maturing in December 2010 are carried at fair value and include a fair value adjustment due to the interest rate swap agreement, designated as a fair value hedge, which effectively converts a portion of the note from a fixed to a floating rate.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,298,254	$1,298,254	$—	$—
Derivatives	13,678	—	13,678	—
Investment in retained securitization interests	245,350	—	—	245,350

	$1,557,282	$1,298,254	$13,678	$245,350

Liabilities:
Derivatives	$16,293	$—	$16,293	$—

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$380,082	$380,082	$—	$—
Derivatives	31,508	—	31,508	—
Investment in retained securitization interests	330,674	—	—	330,674

	$742,264	$380,082	$31,508	$330,674

Liabilities:
Derivatives	$23,503	$—	$23,503	$—

The investment in retained securitization interests is valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at December 31, 2009 and 2008. The following table presents additional information about the investment in retained securitization interests which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	2009	2008
Balance, beginning of period	$330,674	$407,742
Realized (losses)/gains included in financial services revenue(a)	(13,683)	18,808
Unrealized gains (losses) included in other comprehensive income(b)	21,219	(29,090)
Sales, repurchases and settlements, net	(92,860)	(66,786)

Balance, end of period	$245,350	$330,674

(a)	As discussed in Note 7, realized (losses)/gains included in financial services revenue includes an other-than-temporary impairment charge of $45.4 and $41.4 million for the year ended December 31, 2009 and 2008, respectively.
(b)	For the year ended December 31, 2009, $6.0 million of net unrealized losses were reclassified out of accumulated other comprehensive income into financial services revenue.

Non-Recurring Fair Value Measurements

At December 31, 2009, the assets and liabilities of MV, which are held for sale and presented as discontinued operations, were carried at the lower of cost or fair value (less estimated selling costs) using significant unobservable inputs (Level 3). During 2009, the Company recorded an impairment charge of $115.4 million which represented the excess of net book value of the held-for sale assets over the expected fair value less selling costs.

The impairment charge is included in loss from discontinued operations and consisted of an $85.5 million goodwill impairment, a $19.8 million fixed asset impairment and a $10.1 million intangible asset impairment. Please refer to Note 3 for information concerning the assets and liability balances of discontinued operations at December 31, 2009. In determining the fair value of MV, the Company utilized discounted cash flow methodologies which require the Company to make assumptions and apply judgment to estimate macro economic factors such as interest rates, motorcycle industry economic factors and the future profitability of MV’s business strategies. In addition, the Company considered information gained through its efforts to sell MV.

At December 31, 2008, finance receivables held for sale in the aggregate were carried at the lower of cost or estimated fair value, and were measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). During 2008, the Company recorded non-cash charges of $37.8 million due to a decline in the fair value below cost on finance receivables held for sale. The fair value of the finance receivables held for sale at December 31, 2008 was $2.44 billion, which was net of a $31.7 million valuation adjustment. There were no finance receivables held for sale at December 31, 2009. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments.

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

All derivative instruments are recognized on the balance sheet at fair value (see Note 9). In accordance with ASC Topic 815, the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments which do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. Similarly, HDFS utilizes interest rate swaps with its medium-term notes; however, the impact is to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by an off-balance sheet QSPE, do not qualify for hedge accounting treatment. Additionally, to facilitate asset-backed commercial paper conduit facility agreements that the Company entered into in December 2008 and April 2009, HDFS entered into derivative contracts, certain of which do not qualify for hedge accounting treatment.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	December 31, 2009
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Foreign currency contracts(3)	$144,805	$—	$6,599
Natural gas contracts(3)	3,312	51	—
Interest rate swaps – unsecured commercial paper(3)	177,800	—	9,694
Interest rate swaps – medium-term notes(4)	150,000	6,072	—

Total	$475,917	$6,123	$16,293

	December 31, 2009
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(2)
Derivatives – securitization transactions	$254,904	$352	$—
Derivatives – conduit facility	575,164	7,203	—

	$830,068	$7,555	$—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following table summarizes the amount of gains and losses for the year ended December 31, 2009 related to derivative financial instruments designated as cash flow hedges (in thousands):

Amount of Loss Recognized in OCI
Cash Flow Hedges	2009
Foreign currency contracts	$(4,402)
Natural gas contracts	(1,329)
Interest rate swaps – unsecured commercial paper	(1,299)
Interest rate swaps – conduit facility	(1,447)

Total	$(8,477)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
Cash Flow Hedges	2009	Expected to be Reclassified Over the Next Twelve Months
Foreign currency contracts(1)	$13,520	$(4,686)
Natural gas contracts(1)	(2,713)	51
Interest rate swaps – unsecured commercial paper(2)	(8,817)	(6,186)
Interest rate swaps – conduit facility(2)	(6,452)	—

Total	$(4,462)	$(10,821)

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the year ended December 31, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses for the year ended December 31, 2009 related to derivative financial instruments designated as fair value hedges (in thousands):

Amount of Loss Recognized in Income on Derivative
Fair Value Hedges	2009
Interest rate swaps – medium-term notes(1)	$(3,626)

Amount of Gain Recognized in Income on Hedged Debt
Fair Value Hedges	2009
Interest rate swaps – medium-term notes(1)	$3,626

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses for the year ended December 31, 2009 related to derivative financial instruments not designated as hedging instruments (in thousands):

Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2009
Derivatives – securitization transactions(1)	$1,177
Derivatives – conduit facility(1)	(2,101)

$(924)

(1)	Gain/(loss) recognized in income is included in HDFS operating expense, a component of Financial Services expense

12.	Comprehensive Income

The following tables set forth the reconciliation of net (loss) income to comprehensive income for the years ended December 31 (in thousands):

	2009		2008		2007
Net (loss) income		$(55,116)		$654,718		$933,843
Other comprehensive income, net of tax:
Foreign currency translation adjustment		30,932		(44,012)		30,753
Investment in retained securitization interest:
Unrealized net gains (losses) arising during the period	9,760		(18,838)		(11,945)
Less: net losses reclassified into net income	(3,840)	13,600	—	(18,838)	—	(11,945)

Derivative financial instruments:
Unrealized net losses arising during period	(4,242)		(6,060)		(27,175)
Less: net losses reclassified into net income	(3,003)	(1,239)	(17,616)	11,556	(14,205)	(12,970)

Marketable securities
Unrealized gains on marketable securities	—		—		1,252
Less: net losses reclassified into net income	—	—	(76)	76	—	1,252

Pension and postretirement benefit plans:
Amortization of actuarial loss	11,761		7,376		11,521
Amortization of net prior service cost	2,679		3,116		3,447
Pension and postretirement plan funded status adjustment	29,111		(347,165)		47,346
Less: actuarial loss reclassified into net income due to settlement	(884)		—		—
Less: actuarial loss reclassified into net income due to curtailment	(8,393)		—		—
Less: prior service cost reclassified into net income due to curtailment	(22,920)	75,748	—	(336,673)	—	62,314

Comprehensive income		$63,925		$266,827		$1,003,247

13.	Debt

Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2009	2008
Unsecured commercial paper	$189,999	$1,238,649
Asset-backed conduit facility	—	500,000

	$189,999	$1,738,649

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2009	2008
Unsecured commercial paper	$135,100	$177,800
Bank borrowings
Credit facilities	448,049	390,932
Secured debt
On-balance sheet securitization debt	2,159,585	—
Unsecured notes
5.00% Medium-term notes due in 2010 ($200.0 million par value)	206,065	209,684
5.25% Medium-term notes due in 2012 ($400.0 million par value)	399,734	399,643
5.75% Medium-term notes due in 2014 ($500.0 million par value)	499,222	—
6.80% Medium-term notes due in 2018 ($1,000.0 million par value)	998,375	998,179
15.00% senior unsecured notes due in 2014 ($600.0 million par value)	600,000	—

Gross long-term debt	5,446,130	2,176,238
Less: current portion of long-term debt	(1,332,091)	—

Long-term debt	$4,114,039	$2,176,238

Current portion of long-term debt consists of $206.1 million of medium-term notes due in December 2010, $205.0 million of credit facilities debt related to the MV acquisition and subsequent working capital advances and $921.0 of on-balance sheet securitization debt.

The Company has classified $378.2 million and $568.7 million related to its unsecured commercial paper and its Global Credit Facilities as long-term debt as of December 31, 2009 and 2008. This amount has been excluded from current liabilities because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 2.87% and 3.14% at December 31, 2009 and 2008, respectively. The December 31, 2009 and 2008 weighted-average interest rates include the impact of interest rate swap agreements.

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

During April 2009, HDFS entered into a new revolving asset-backed conduit facility agreement (2009 Conduit Loan Agreement) to refinance and replace the existing $500.0 million asset-backed conduit facility agreement (2008 Conduit Loan Agreement). The 2009 Conduit Loan Agreement provides for the extension of credit by a group of third-party bank sponsored conduits, some of which were party to the 2008 Conduit Loan Agreement. The 2009 Conduit Loan Agreement provides for total revolving borrowings of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loan collateral. As part of the April

2009 transaction, HDFS increased the U.S. retail motorcycle loan collateral by $354.4 million and also increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. At December 31, 2009, HDFS had no outstanding borrowings under the 2009 Conduit Loan Agreement.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment or $1.20 billion. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the 2009 Conduit Loan Agreement will expire on April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full.

In 2009, HDFS transferred $3.08 billion of U.S. retail motorcycle loans to four separate SPEs. The SPEs in turn issued $2.46 billion of secured notes, respectively, with various maturities and interest rates to investors in on-balance sheet securitization transactions. These term asset-backed securitization transactions were “eligible collateral” under the TALF program. The notes are secured by future collections of the purchased U.S. retail motorcycle loans. The structure of these term asset-backed securitization transactions did not satisfy the requirements for accounting sale treatment under ASC Topic 860-40; therefore, the securitized U.S. retail motorcycle loans, resulting secured borrowings and other related assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as HDFS is the primary beneficiary of the SPEs. On-balance sheet securitization transactions are further discussed in Note 8.

HDFS’ Medium Term Notes (collectively the Notes) provide for semi-annual interest payments and principal due at maturity. At December 31, 2009 and 2008, the Notes included a fair value adjustment increasing the balance by $6.1 million and $9.7 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.7 million and $2.2 million at December 31, 2009 and 2008, respectively.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest. As of December 31, 2009 and 2008, HDFS had no borrowings owed to the Company under the revolving credit agreement.

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

HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities, asset-backed commercial paper conduit facility and various operating covenants under the Notes. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio of 2.5 to 1.0 and a maximum ratio of consolidated debt (excluding HDFS and certain intercompany debt) to consolidated EBITDA of 2.75 to 1. No financial covenants are required under the Notes.

At December 31, 2009 and 2008, HDFS and the Company remained in compliance with all of these covenants.

14.	Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$94,984	$376,796	$510,299
State	5,201	21,174	27,076
Foreign	1,395	29,044	35,229

	101,580	427,014	572,604
Deferred:
Federal	(10,665)	(36,368)	(51,903)
State	22,690	(2,225)	(5,089)
Foreign	(5,586)	(6,735)	(1,636)

	6,439	(45,328)	(58,628)

Total	$108,019	$381,686	$513,976

The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Domestic	$185,435	$992,796	$1,340,617
Foreign	(6,775)	73,125	107,202

	$178,660	$1,065,921	$1,447,819

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2009	2008	2007
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	1.5	1.5
Domestic manufacturing deduction	—	(1.0)	(1.3)
Research and development credit	(1.7)	(0.5)	(0.4)
Unrecognized tax benefits including interest and penalties	2.3	1.1	0.6
Valuation allowance adjustments	12.4	—	—
Goodwill impairment	5.6	—	—
Other	4.2	(0.3)	0.1

Provision for income taxes	60.5%	35.8%	35.5%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2009	2008
Deferred tax assets:
Accruals not yet tax deductible	$125,393	$76,532
Pension and postretirement benefit plan obligations	202,332	291,328
Stock compensation	24,103	24,141
Net operating loss carryforward	22,170	22,490
Valuation allowance	(22,170)	—
Other, net	81,464	83,995

	433,292	498,486
Deferred tax liabilities:
Depreciation, tax in excess of book	(70,018)	(66,034)
Other, net	(6,085)	(20,885)

	(76,103)	(86,919)

Total	$357,189	$411,567

The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any positive or negative evidence such as tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

At December 31, 2009, the Company had approximately $431.7 million state net operating loss carry-forwards expiring between 2013-2024. The Company had a deferred tax asset of $22.2 million as of December 31, 2009 for the benefit of these losses. A valuation allowance of $22.2 million has been established against the deferred tax asset due to a change in Wisconsin state law in the early part of 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2009	2008
Unrecognized tax benefits, beginning of period	$79,027	$72,519
Increase in unrecognized tax benefits for tax positions taken in a prior period	2,050	3,556
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(2,715)	(377)
Increase in unrecognized tax benefits for tax positions taken in the current period	2,079	5,448
Settlements with taxing authorities	(2,595)	(2,119)

Unrecognized tax benefits, end of period	$77,846	$79,027

The amount of unrecognized tax benefits as of December 31, 2009 that, if recognized, would affect the effective tax rate was $57.3 million.

The total gross amount of interest and penalties associated with unrecognized tax benefits recognized during 2009 in the Company’s Consolidated Statements of Operations was $5.3 million.

The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2009 in the Company’s Consolidated Balance Sheets was $27.4 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ended December 31, 2010. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 1998 or for United States federal income taxes before 2002.

15.	Employee Benefit Plans and Other Postretirement Benefits

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

Obligations and Funded Status:

The information following provides detail of changes in the benefit obligations, changes in the fair value of plan assets and funded status as of the Company’s December 31, 2009 and 2008 measurement dates (in thousands):

	Pension and SERPA		Postretirement Healthcare Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of period	$1,178,283	$1,033,635	$372,631	$332,139
Effects of change in measurement date	—	21,974	—	5,765
Service cost	47,308	51,363	11,390	13,078
Interest cost	74,578	68,592	22,449	21,640
Plan amendments	620	1,685	(9,559)	—
Actuarial losses (gains)	12,774	36,861	(7,279)	13,934
Plan participant contributions	5,593	6,920	991	952
Benefits paid, net of Medicare Part D subsidy	(52,224)	(42,747)	(18,341)	(19,758)
Special retiree benefits	—	—	—	4,881
Curtailments	17,790	—	5,001	—

Benefit obligation, end of period	1,284,722	1,178,283	377,283	372,631

Change in plan assets:
Fair value of plan assets, beginning of period	690,558	1,067,865	96,606	136,080
Effects of change in measurement date	—	15,210	—	2,808
Actual return on plan assets	159,153	(357,793)	21,166	(41,045)
Company contributions	223,044	1,103	10,180	18,414
Plan participant contributions	5,593	6,920	991	952
Benefits paid	(52,224)	(42,747)	(19,800)	(20,603)

Fair value of plan assets, end of period	1,026,124	690,558	109,143	96,606

Funded status of the plans, December 31	$(258,598)	$(487,725)	$(268,140)	$(276,025)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other current liabilities)	$(13,266)	$(3,722)	$(3,668)	$(1,617)
Accrued benefit liability (other long-term liabilities)	(245,332)	(484,003)	(264,472)	(274,408)

Net amount recognized	$(258,598)	$(487,725)	$(268,140)	$(276,025)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA			Postretirement Healthcare Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$47,308	$51,363	$51,647	$11,390	$13,078	$12,880
Interest cost	74,578	68,592	59,762	22,449	21,640	19,579
Expected return on plan assets	(86,225)	(88,061)	(80,835)	(11,175)	(11,232)	(9,984)
Amortization of unrecognized:
Prior service cost (credit)	5,553	6,158	6,691	(1,299)	(1,123)	(1,123)
Net loss	12,755	6,414	11,675	5,924	5,501	6,938
Net curtailment loss	29,390	—	—	7,014	—	—
Settlement loss	1,411	—	—	—	—	—
Special retiree benefits	—	—	—	—	4,881	—

Net periodic benefit cost	$84,770	$44,466	$48,940	$34,303	$32,745	$28,290

In connection with the 2009 Restructuring Plan discussed in Note 4, the Company recorded a curtailment charge of $36.4 million on its pension and post-retirement healthcare plans during 2009. In addition, the Company recorded a $1.4 million settlement charge on its SERPA plans during 2009.

As discussed in Note 4, the Company recorded a restructuring reserve of $4.8 million in 2008 related to postretirement healthcare benefits which is included as special retiree benefits in the table above.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2009 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$9,628	$(10,796)	$(1,168)
Net actuarial loss	359,371	93,373	452,744

	$368,999	$82,577	$451,576

Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year the ended December 31, 2010 are as follows (in thousands):

	Pension and SERPA	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$2,852	$(2,228)	$624
Net actuarial loss	14,811	5,669	20,480

	$17,663	$3,441	$21,104

Assumptions:

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as of December 31, 2009, December 31, 2008 and September 30, 2007 are as follows:

	Pension and SERPA			Postretirement Healthcare Benefits
	2009	2008	2007	2009	2008	2007
Assumptions for benefit obligations:
Discount rate	6.00%	6.10%	6.30%	5.65%	6.10%	6.30%
Rate of compensation	3.66%	3.66%	4.00%	n/a	n/a	n/a

Assumptions for net periodic benefit cost:
Discount rate	6.10%	6.30%	5.90%	6.10%	6.30%	5.90%
Expected return on plan assets	8.25%	8.50%	8.50%	8.25%	8.50%	8.50%
Rate of compensation increase	3.64%	4.00%	3.31%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.21 billion and $1.11 billion as of December 31, 2009 and 2008, respectively.

The following table summarizes information related to Company pension plans with a PBO in excess of the fair value of plan assets (in millions):

	December 31, 2009	December 31, 2008
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$1,234.9	$1,128.7
Fair value of plan assets	$1,026.1	$690.6
Number of plans	4	4

The following table summarizes information related to Company pension plans with an ABO in excess of the fair value of plan assets (in millions):

	December 31, 2009	December 31, 2008
Pension plans with ABOs in excess of fair value of plan assets:
ABO	$1,174.3	$1,070.0
Fair value of plan assets	$1,026.1	$690.6
Number of plans	4	4

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $49.8 million and $38.9 million, respectively, as of December 31, 2009 and $49.5 million and $41.4 million, respectively, as of December 31, 2008.

Plan Assets:

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed-income. The Company’s overall targeted asset allocation range at December 31, 2009 as a percentage of total market value was approximately 75% equity and 25% fixed-income. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and alternative investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 10.

The fair values of the Company’s pension plan assets as of December 31, 2009 are as follows (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$238,489	$—	$238,489	$—
Equity holdings:
U.S. companies	468,078	466,434	1,644	—
Foreign companies	79,879	79,286	593	—
Harley-Davidson common stock	32,095	32,095	—	—
Pooled equity funds	8,784	8,784	—	—
Limited partnership interests	30,332	—	—	30,332
Other	2,482	—	—	2,482

Total equity holdings	621,650	586,599	2,237	32,814
Fixed-income holdings:
U.S. Treasuries	40,004	—	40,004	—
Federal agencies	42,817	—	42,817	—
Corporate bonds	76,624	—	76,624	—
Foreign bonds	5,966	—	5,966	—
Municipal bonds	574	—	574	—

Total fixed-income holdings	165,985	—	165,985	—

Total pension plan assets	$1,026,124	$586,599	$406,711	$32,814

Included in the pension plan assets are 1,273,592 shares of the Company’s common stock at December 31, 2009. The market value of these shares as of December 31, 2009 was $32.1 million.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009 (in thousands):

	Total	Limited Partnership Interests	Other
Balance, beginning of period	$29,513	$26,931	$2,582
Actual return on plan assets:
Relating to assets still held at the reporting date	1,325	1,167	158
Purchases, sales and settlements	1,976	2,234	(258)

Balance, end of period	$32,814	$30,332	$2,482

The fair values of the Company’s postretirement healthcare plan assets, which did not contain any Level 3 assets, as of December 31, 2009, are as follows (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$5,732	$—	$5,732
Equity holdings:
U.S. companies	78,304	77,846	458
Foreign companies	8,849	8,476	373
Pooled equity funds	967	967	—

Total equity holdings	88,120	87,289	831
Fixed-income holdings:
U.S. Treasuries	3,271	—	3,271
Federal agencies	5,747	—	5,747
Corporate bonds	5,418	—	5,418
Foreign bonds	513	—	513
Municipal bonds	342	—	342

Total fixed-income holdings	15,291	—	15,291

Total postretirement healthcare plan assets	$109,143	$87,289	$21,854

No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2010.

For 2010, the Company’s overall expected long-term rate of return on assets is 8.25%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Postretirement Healthcare Cost:

The weighted-average health care cost trend rate used in determining the accumulated postretirement benefit obligation of the health care plans was as follows:

	2009	2008
Healthcare cost trend rate for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2014

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2009	$472	$(489)
Accumulated benefit obligation as of December 31, 2009	$11,853	$(11,193)

Future Contributions and Benefit Payments:

Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. During 2009, the Company contributed $233.2 million to its pension, SERPA and postretirement healthcare plans. The Company is currently evaluating additional contributions to further fund its pension plans even though no additional contributions are expected to be required in 2010. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2010	$50,288	$13,265	$24,931	$887
2011	$55,500	$5,599	$29,988	$1,038
2012	$59,183	$7,685	$32,256	$1,244
2013	$61,141	$7,351	$32,269	$1,438
2014	$63,409	$5,334	$32,485	$1,635
2015-2019	$370,199	$19,201	$166,102	$11,362

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $3.4 million, $14.4 million and $11.7 million for matching contributions during 2009, 2008 and 2007, respectively.

16.	Leases

The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $10.1 million, $11.1 million and $9.7 million for 2009, 2008 and 2007, respectively.

Future minimum operating lease payments at December 31, 2009 were as follows (in thousands):

2010	$11,985
2011	6,871
2012	5,152
2013	4,900
2014	3,659
After 2014	17,002

Total operating lease payments	$49,569

17.	Commitments and Contingencies

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

Environmental Protection Agency Notice

The Company has received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company has submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. On December 18, 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the action is now final.

On August 25, 2005, a class action lawsuit alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the ERISA plaintiff filed an Amended Class Action Complaint, which named the Company, the Harley-Davidson Motor Company Retirement Plans Committee, the Company’s Leadership and Strategy Council, and certain current or former Company officers or employees as defendants. In general, the ERISA complaint included factual allegations similar to those in the consolidated securities class action and alleged on behalf of participants in certain Harley-Davidson retirement savings plans that the plan fiduciaries breached their ERISA fiduciary duties. On December 18, 2006, the defendants filed a motion to dismiss the ERISA complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the class action lawsuit. No appeal was taken from the final judgment and the dismissal of the action is now final.

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

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. The parties have agreed that the lead plaintiff in the consolidated state court derivative action may have until February 19, 2010 to file an amended complaint in that action and that defendants may have until March 26, 2010 to respond to any amended complaint.

The Company believes the allegations in the state court derivative lawsuit are without merit and it intends to vigorously defend against the suit should the plaintiffs file an amended complaint. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

York Environmental Matters:

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

In February 2002, the Company was advised by the EPA that it considers some of the Company’s remediation activities at the York facility to be subject to the EPA’s corrective action program under the Resource Conservation and Recovery Act (RCRA) and offered the Company the option of addressing corrective action under a RCRA facility lead agreement. In July 2005, the York facility was designated as the first site in Pennsylvania to be addressed under the “One Cleanup Program.” The program provides a more streamlined and efficient oversight of voluntary remediation by both PADEP and EPA and will be carried out consistent with the Agreement with the Navy. As a result, the RCRA facility lead agreement has been superseded.

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

18.	Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value. There were 234.3 million and 232.8 million common shares outstanding as of December 31, 2009 and 2008, respectively.

During 2008 and 2007, the Company repurchased 6.4 million and 20.4 million shares of its common stock at weighted-average prices of $40 and $56, respectively. These repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2009
Board of Directors’ Authorization	2009	2008	2007
1997 Authorization	—	—	0.7	5.8
2005 Authorization	—	—	2.8	—
2006 Authorization	—	3.1	16.9	—
2007 Authorization	—	3.3	—	16.7

Total	—	6.4	20.4	22.5

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

2007 Authorization – In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. There are 16.7 million shares remaining under this authorization at December 31, 2009.

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

Preferred Stock is reserved for issuance in connection with the Company’s outstanding Preferred Stock purchase rights (Rights). On February 17, 2000, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock payable upon the close of business on August 20, 2000 to the shareholders of record on that date. Under certain conditions, each Right entitles the holder to purchase one ten-thousandth of a share of Preferred Stock at an exercise price of $175, subject to adjustment. The Rights are only exercisable if a person or group: (1) has acquired 15% or more of the outstanding common stock or (2) has announced an intention to acquire 25% or more of the outstanding common stock (either (1) or (2) are a

Triggering Event). If there is a 15% acquiring party, then each holder of a Right, other than the acquiring party, will be entitled to purchase, at the exercise price, Preferred Stock having a market value of two times the exercise price.

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

19.	Share-Based Awards

The Company has a share-based compensation plan which was approved by its Shareholders in April 2009 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs that have been issued under the Plan generally vest over periods ranging from 2 to 5 years with certain of the shares and RSUs subject to accelerated vesting should the Company meet certain performance conditions. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2009, there were 15.4 million shares of common stock available for future awards under the Plan.

Stock Options:

The Company estimates the grant date fair value of its option awards granted using a lattice-based option valuation model. The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. The Company uses a weighted-average of implied and historical volatility to determine the expected volatility of its stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Assumptions used in calculating the lattice-based fair value of options granted during 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Expected average term (in years)	7.5	5.9	5.1
Expected volatility	53% - 79%	37% - 44%	21% - 24%
Weighted average volatility	56%	39%	22%
Expected dividend yield	3.3%	2.0%	1.4%
Risk-free interest rate	0.3% - 2.8%	1.9% - 3.7%	4.7% - 5.1%

The following table summarizes the stock option transactions for the year ended December 31, 2009 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	5,552	$49
Options granted	3,420	$13
Options exercised	—	$—
Options forfeited	(1,299)	$36

Options outstanding, end of period	7,673	$35

Exercisable, end of period	3,898	$47

The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $5, $10 and $15, respectively.

As of December 31, 2009, there was $19.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2009	2008	2007
Exercised	$—	$1,044	$12,010
Outstanding	$35,713	$11	$9,613
Exercisable	$5,183	$—	$9,613

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 18.

Stock options outstanding at December 31, 2009 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	9.1	2,705	$12
$20.01 to $30	9.4	345	$22
$30.01 to $40	7.0	1,342	$38
$40.01 to $50	2.8	788	$42
$50.01 to $60	4.4	1,423	$52
$60.01 to $70	6.1	1,070	$65

Options outstanding	6.8	7,673	$35

Options exercisable	4.9	3,898	$47

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

The assumptions used to determine the fair value of the SAR awards at December 31, 2009 were as follows:

Expected average term (in years)	6.1
Expected volatility	40% - 47%
Expected dividend yield	1.6%
Risk-free interest rate	0.04% - 3.85%

The following table summarizes the SAR transactions for the year ended December 31, 2009 (in thousands except for per share amounts):

	SARs	Weighted- Average Price
Outstanding, beginning of period	195	$47
Granted	260	$13
Exercised	—	$—
Forfeited	(91)	$16

Outstanding, end of period	364	$30

Exercisable, end of period	20	$39

The weighted-average fair value of SARs granted during the years ended December 31, 2009 and 2008 was $5 and $10, respectively.

Restricted (Nonvested) Stock:

The fair value of restricted shares is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2009 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	1,049	$51
Granted	1,195	$13
Vested	(309)	$23
Forfeited	(330)	$19

Nonvested, end of period	1,605	$35

As of December 31, 2009, there was $18.9 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units (RSUs)

Restricted stock units vest under the same terms and conditions as restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.

The fair value of RSUs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2009 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	73	$53
Granted	101	$12
Vested	(16)	$29
Forfeited	(24)	$46

Nonvested, end of period	134	$27

20.	Earnings Per Share

As discussed in Note 1, the Company was required to adopt ASC Topic 260-10-55 as of January 1, 2009. Under the guidance of ASC Topic 260-10-55, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method as described in ASC Topic 260. The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2009, 2008 and 2007.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2009	2008	2007
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$70,641	$684,235	$933,843

Denominator:
Denominator for basic earnings per share-weighted-average common shares	232,577	234,225	249,205
Effect of dilutive securities – employee stock compensation plan	996	252	677

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	233,573	234,477	249,882

Earnings per common share from continuing operations:
Basic	$0.30	$2.92	$3.75
Diluted	$0.30	$2.92	$3.74

Options to purchase 5.0 million, 5.2 million and 1.4 million weighted-average shares of common stock outstanding during 2009, 2008 and 2007, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

21.	Business Segments and Foreign Operations

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

The Financial Services segment provides wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson and Buell dealers and their retail customers. HDFS conducts business principally in the United States and Canada.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2009	2008	2007
Revenue:
Motorcycles	$4,287,130	$5,578,414	$5,726,848
Financial Services	494,779	376,970	416,196

	$4,781,909	$5,955,384	$6,143,044

Operating income (loss):
Motorcycles(1)	$314,055	$976,402	$1,213,392
Financial Services(2) (3) (4)	(117,969)	82,765	212,169

	$196,086	$1,059,167	$1,425,561

(1)	Motorcycles operating income for 2009 includes total restructuring and impairment charges of $221.0 million and $12.4 million in restructuring charges for 2008 (see Note 4).
(2)	Financial Services operating loss for 2009 includes a restructuring charge of $3.3 million (see Note 4).
(3)	Financial Services operating (loss) income for 2009 and 2008 includes a lower of cost or market adjustment of $5.9 million and $37.8 million, respectively (see Note 10).
(4)	Financial Services operating (loss) income for 2009, 2008 and 2007 includes an impairment charge of $45.4 million, $41.4 million and $9.9 million, respectively (see Note 7).

Financial Services revenue includes $14.7 million, $18.0 million and $27.7 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2009, 2008 and 2007, respectively. This interest was paid on behalf of HDMC’s independent dealers as a way to enable dealers to manage seasonal increases in inventory. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2009
Total assets(a)	$3,277,925	$5,877,593	$9,155,518
Depreciation	$238,276	$8,068	$246,344
Capital expenditures	$111,316	$5,432	$116,748

2008
Total assets(b)	$2,743,856	$5,084,769	$7,828,625
Depreciation	$212,915	$7,840	$220,755
Capital expenditures	$224,623	$4,336	$228,959

2007
Total assets	$2,209,531	$3,447,075	$5,656,606
Depreciation	$197,655	$6,517	$204,172
Capital expenditures	$232,139	$9,974	$242,113

(a)	2009 total assets for the Motorcycles segment includes assets of discontinued operations of $181.2 million.
(b)	2008 total assets for the Motorcycles segment includes assets of discontinued operations of $238.7 million.

Geographic Information:

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2009	2008	2007
Revenue from Motorcycles(a):
United States	$2,910,094	$3,844,053	$4,208,016
Europe	700,882	888,020	790,150
Japan	255,901	279,369	229,759
Canada	175,964	256,640	230,230
Australia	137,626	168,122	162,689
Other foreign countries	106,663	142,210	106,004

	$4,287,130	$5,578,414	$5,726,848

Revenue from Financial Services(a):
United States	$466,161	$348,461	$381,001
Europe	3,164	3,166	13,638
Canada	25,454	25,343	21,557

	$494,779	$376,970	$416,196

Long-lived assets(b):
United States	$918,659	$1,100,858	$1,173,169
International	65,412	63,040	66,988

	$984,071	$1,163,898	$1,240,157

(a)	Revenue is attributed to geographic regions based on location of customer.
(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.

22.	Related Party Transactions

The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded motorcycles and related products revenue and financial services revenue from Deeley Imports during 2009, 2008 and 2007 of $177.2 million, $258.3 million and $231.9 million, respectively, and had accounts receivables balances due from Deeley Imports of $13.9 million and $31.5 million at December 31, 2009 and 2008, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

23.	Supplemental Consolidating Data

The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,287,130	$—	$—	$4,287,130
Financial services	—	495,687	(908)	494,779

Total revenue	4,287,130	495,687	(908)	4,781,909

Costs and expenses:
Motorcycles and related products cost of goods sold	2,900,934	—	—	2,900,934
Financial services interest expense	—	283,634	—	283,634
Financial services provision for credit losses	—	169,206	—	169,206
Selling, administrative and engineering expense	852,073	128,219	(908)	979,384
Restructuring and other impairments expense	220,976	3,302	—	224,278
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	3,973,983	612,748	(908)	4,585,823

Operating income (loss)	313,147	(117,061)	—	196,086

Investment income	4,254	—	—	4,254
Interest expense	21,680	—	—	21,680

Income (loss) before provision for income taxes	295,721	(117,061)	—	178,660
Provision for (benefit from) income taxes	140,565	(32,546)	—	108,019

Income (loss) from continuing operations	155,156	(84,515)	—	70,641
Loss from discontinued operations, net of tax	(125,757)	—	—	(125,757)

Net income (loss)	$29,399	$(84,515)	$—	$(55,116)

	Year Ended December 31, 2008
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$5,583,343	$—	$(4,929)	$5,578,414
Financial services	—	377,542	(572)	376,970

Total revenue	5,583,343	377,542	(5,501)	5,955,384

Costs and expenses:
Motorcycles and related products cost of goods sold	3,647,270	—	—	3,647,270
Financial services interest expense	—	136,763	—	136,763
Financial services provision for credit losses	—	39,555	—	39,555
Selling, administrative and engineering expense	942,839	122,816	(5,501)	1,060,154
Restructuring and other impairments expense	12,475	—	—	12,475
Goodwill impairment	—	—	—	—

Total costs and expenses	4,602,584	299,134	(5,501)	4,896,217

Operating income	980,759	78,408	—	1,059,167

Investment income	11,296	—	—	11,296
Interest expense	4,542	—	—	4,542

Income before provision for income taxes	987,513	78,408	—	1,065,921
Provision for income taxes	353,641	28,045	—	381,686

Income from continuing operations	633,872	50,363	—	684,235
Loss from discontinued operations, net of tax	(29,517)	—	—	(29,517)

Net income	$604,355	$50,363	$—	$654,718

	Year Ended December 31, 2007
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$5,734,689	$—	$(7,841)	$5,726,848
Financial services	—	422,672	(6,476)	416,196

Total revenue	5,734,689	422,672	(14,317)	6,143,044

Costs and expenses:
Motorcycles and related products cost of goods sold	3,612,748	—	—	3,612,748
Financial services interest expense	—	81,475	—	81,475
Financial services provision for credit losses	—	11,252	—	11,252
Selling, administrative and engineering expense	907,184	119,141	(14,317)	1,012,008

Total costs and expenses	4,519,932	211,868	(14,317)	4,717,483

Income from operations	1,214,757	210,804	—	1,425,561

Investment income	22,258	—	—	22,258

Income before provision for income taxes	1,237,015	210,804	—	1,447,819
Provision for income taxes	438,728	75,248	—	513,976

Net income	$798,287	$135,556	$—	$933,843

	December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,141,862	$488,571	$—	$1,630,433
Marketable securities	39,685	—	—	39,685
Accounts receivable, net	356,932	—	(87,561)	269,371
Finance receivables held for investment, net	—	1,436,114	—	1,436,114
Inventories	323,029	—	—	323,029
Assets of discontinued operations	181,211	—	—	181,211
Deferred income taxes	130,884	48,801	—	179,685
Prepaid expenses and other current assets	60,864	221,557	—	282,421

Total current assets	2,234,467	2,195,043	(87,561)	4,341,949

Finance receivables held for investment, net	—	3,621,048	—	3,621,048
Property, plant and equipment, net	872,336	34,570	—	906,906
Goodwill	31,400	—	—	31,400
Deferred income taxes	169,843	10,242	(2,581)	177,504
Other long-term assets	123,838	16,690	(63,817)	76,711

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,097	$108,979	$(87,561)	$162,515
Accrued liabilities	447,021	69,644	(2,581)	514,084
Liabilities of discontinued operations	69,535	—	—	69,535
Short-term debt	—	189,999	—	189,999
Current portion of long-term debt	204,959	1,127,132	—	1,332,091

Total current liabilities	862,612	1,495,754	(90,142)	2,268,224

Long-term debt	600,000	3,514,039	—	4,114,039
Pension liability	245,332	—	—	245,332
Postretirement healthcare benefits	264,472	—	—	264,472
Other long-term liabilities	143,905	11,428	—	155,333

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,315,563	856,372	(63,817)	2,108,118

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

	December 31, 2008
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$295,512	$273,382	$—	$568,894
Accounts receivable, net	571,752	—	(306,433)	265,319
Finance receivables held for sale	—	2,443,965	—	2,443,965
Finance receivables held for investment, net	—	1,378,461	—	1,378,461
Inventories	379,141	—	—	379,141
Assets of discontinued operations	238,715	—	—	238,715
Deferred income taxes	86,523	36,804	—	123,327
Prepaid expenses and other current assets	83,736	44,994	—	128,730

Total current assets	1,655,379	4,177,606	(306,433)	5,526,552

Finance receivables held for investment, net	—	817,102	—	817,102
Property, plant and equipment, net	1,019,013	37,915	—	1,056,928
Goodwill	31,291	28,840	—	60,131
Deferred income taxes	281,527	8,889	(2,176)	288,240
Other long-term assets	156,208	14,417	(90,953)	79,672

	$3,143,418	$5,084,769	$(399,562)	$7,828,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,180	$348,530	$(306,433)	$303,277
Accrued liabilities	427,308	78,334	(2,176)	503,466
Liabilities of discontinued operations	77,941	—	—	77,941
Short-term debt	—	1,738,649	—	1,738,649

Total current liabilities	766,429	2,165,513	(308,609)	2,623,333

Long-term debt	181,597	1,994,641	—	2,176,238
Pension liability	484,003	—	—	484,003
Postretirement healthcare benefits	274,408	—	—	274,408
Other long-term liabilities	142,755	12,285	—	155,040

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,294,226	912,330	(90,953)	2,115,603

	$3,143,418	$5,084,769	$(399,562)	$7,828,625

	Year ended December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$29,399	$(84,515)	$—	$(55,116)
Loss from discontinued operations	(125,757)	—	—	(125,757)

Income (loss) from continuing operations	155,156	(84,515)	—	70,641
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	238,276	8,068	—	246,344
Provision for employee long-term benefits	118,201	—	—	118,201
Contributions to pension and postretirement plans	(233,224)	—	—	(233,224)
Stock compensation expense	16,326	1,250	—	17,576
Net change in wholesale finance receivables	—	—	332,167	332,167
Origination of retail finance receivables held for sale	—	(1,180,467)	—	(1,180,467)
Collections of retail finance receivables held for sale	—	919,201	—	919,201
Impairment of investment in retained securitization interests	—	45,370	—	45,370
Lower of cost or FMV adj. on finance receivables HFS	—	5,895	—	5,895
Goodwill and other impairments	18,023	28,387	—	46,410
Curtailment and settlement expense	37,814	—	—	37,814
Provision for credit losses	—	169,206	—	169,206
Deferred income taxes	26,914	(19,983)	—	6,931
Foreign currency adjustments	(22,234)	—	—	(22,234)
Other, net	8,828	67,617	—	76,445
Change in current assets and current liabilities:
Accounts receivable	226,334	—	(217,525)	8,809
Finance receivables – accrued interest and other	—	(3,360)	—	(3,360)
Inventories	85,472	—	—	85,472
Accounts payable and accrued liabilities	(213,750)	(242,784)	217,525	(239,009)
Restructuring reserves	65,346	642	—	65,988
Derivative instruments	10,591	(5,880)	—	4,711
Other	2,005	28,118	—	30,123

Total adjustments	384,922	(178,720)	332,167	538,369

Net cash provided by (used by) operating activities of continuing operations	540,078	(263,235)	332,167	609,010

Cash flows from investing activities of continuing operations:
Capital expenditures	(111,316)	(5,432)	—	(116,748)
Origination of finance receivables held for investment	—	(4,569,104)	3,190,878	(1,378,226)
Collections of finance receivables held for investment	—	4,130,213	(3,523,045)	607,168
Collection of retained securitization interests	—	61,170	—	61,170
Purchase of marketable securities	(39,685)	—	—	(39,685)
Other – net	2,834	—	—	2,834

Net cash used by investing activities of continuing operations	(148,167)	(383,153)	(332,167)	(863,487)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	496,514	—	496,514
Proceeds from issuance of senior unsecured notes	595,026	—	—	595,026
Proceeds from securitization debt	—	2,413,192	—	2,413,192
Repayments of securitization debt	—	(263,083)	—	(263,083)
Net increase/(decrease) in credit facilities and unsecured commercial paper	20,476	(1,103,807)	—	(1,083,331)
Net repayments of asset-backed commercial paper	—	(513,168)	—	(513,168)
Net change in restricted cash	—	(167,667)	—	(167,667)
Dividends paid	(93,807)	—	—	(93,807)
Purchase of common stock for treasury	(1,920)	—	—	(1,920)
Excess tax benefits from share based payments	170	—	—	170
Issuance of common stock under employee stock option plans	11	—	—	11

Net cash provided by financing activities of continuing operations	519,956	861,981	—	1,381,937
Effect of exchange rate changes on cash and cash equivalents of continuing operations	7,193	(404)	—	6,789
Net increase in cash and cash equivalents of continuing operations	919,060	215,189	—	1,134,249
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,298)	—	—	(71,298)
Cash flows from investing activities of discontinued operations	(18,805)	—	—	(18,805)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,208)	—	—	(1,208)

	(91,311)	—	—	(91,311)

Net increase in cash and cash equivalents	$827,749	$215,189	$—	$1,042,938

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$295,512	$273,382	$—	$568,894
Cash and cash equivalents of discontinued operations – beginning of period	24,664	—	—	24,664
Net increase in cash and cash equivalents	827,749	215,189	—	1,042,938
Less: Cash and cash equivalents of discontinued operations – end of period	(6,063)	—	—	(6,063)

Cash and cash equivalents – end of period	$1,141,862	$488,571	$—	$1,630,433

	Year ended December 31, 2008
	Motorcycles & Related Products Operations	Financial Services	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$604,355	$50,363	$—	$654,718
Loss from discontinued operations	(29,517)	—	—	(29,517)

Income from continuing operations	633,872	50,363	—	684,235
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	212,915	7,840	—	220,755
Provision for employee long-term benefits	76,426	—	—	76,426
Contributions to pension and postretirement plans	(19,517)	—	—	(19,517)
Stock compensation expense	22,391	2,082	—	24,473
Loss on current year securitizations	—	5,370	—	5,370
Net change in wholesale finance receivables	—	—	99,373	99,373
Origination of retail finance receivables held for sale	—	(2,788,463)	—	(2,788,463)
Collections of retail finance receivables held for sale	—	507,106	—	507,106
Proceeds from securitization of retail finance receivables	—	467,722	—	467,722
Impairment of investment in retained securitization interests	—	41,403	—	41,403
Lower of cost or FMV adj. on finance receivables HFS	—	37,764	—	37,764
Provision for credit losses	—	39,555	—	39,555
Deferred income taxes	(36,103)	(10,626)	—	(46,729)
Foreign currency adjustments	2,892	—	—	2,892
Other, net	16,723	37,255	—	53,978
Change in current assets and current liabilities:
Accounts receivable	(155,130)	—	157,840	2,710
Finance receivables – accrued interest and other	—	(7,149)	—	(7,149)
Inventories	(42,263)	—	—	(42,263)
Accounts payable and accrued liabilities	30,220	106,626	(90,848)	45,998
Restructuring reserves	2,149	—	—	2,149
Derivative instruments	(9,829)	(2,133)	—	(11,962)
Other	(6,546)	2,691	—	(3,855)

Total adjustments	94,328	(1,552,957)	166,365	(1,292,264)

Net cash provided by (used by) operating activities of continuing operations	728,200	(1,502,594)	166,365	(608,029)

Cash flows from investing activities:
Capital expenditures	(224,623)	(4,336)	—	(228,959)
Origination of finance receivables held for investment	—	(4,934,387)	4,325,766	(608,621)
Collections of finance receivables held for investment	—	4,875,060	(4,426,070)	448,990
Collection of retained securitization interests	—	93,747	—	93,747
Proceeds from transfer of finance receivables from HDFSE to HDE	—	65,961	(65,961)	—
Sales and redemptions of marketable securities	2,543	—	—	2,543
Other – net	(2,575)	—	—	(2,575)

Net cash (used by) provided by investing activities	(224,655)	96,045	(166,265)	(294,875)

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,550	—	993,550
Repayment of medium-term note	—	(400,000)	—	(400,000)
Net increase in credit facilities and unsecured commercial paper	193,749	567,316	—	761,065
Net borrowings of asset-backed commercial paper	—	490,000	—	490,000
Dividends paid	(302,314)	—	—	(302,314)
Purchase of common stock for treasury	(250,410)	—	—	(250,410)
Excess tax benefits from share based payments	320	—	—	320
Issuance of common stock under employee stock option plans	1,179	—	—	1,179

Net cash (used by) provided by financing activities of continuing operations	(357,476)	1,650,866	—	1,293,390
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(15,814)	(4,438)	(100)	(20,352)
Net increase in cash and cash equivalents of continuing operations	130,255	239,879	—	370,134
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(75,028)	—	—	(75,028)
Cash flows from investing activities of discontinued operations	(99,963)	—	—	(99,963)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(4,439)	—	—	(4,439)

	(179,430)	—	—	(179,430)

Net (decrease) increase in cash and cash equivalents	$(49,175)	$239,879	$—	$190,704

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$369,351	$33,503	$—	$402,854
Cash and cash equivalents of discontinued operations – beginning of period	—	—	—	—
Net increase in cash and cash equivalents	(49,175)	239,879	—	190,704
Less: Cash and cash equivalents of discontinued operations – end of period	(24,664)	—	—	(24,664)

Cash and cash equivalents – end of period	$295,512	$273,382	$—	$568,894

	Year ended December 31, 2007
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$798,287	$135,556	$—	$933,843
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	197,655	6,517	—	204,172
Provision for employee long-term benefits	75,683	—	—	75,683
Contributions to pension and postretirement plans	(15,302)	—	—	(15,302)
Stock compensation expense	18,670	2,304	—	20,974
Gain on current year securitizations	—	(36,033)	—	(36,033)
Net change in wholesale finance receivables	—	—	22,816	22,816
Origination of retail finance receivables held for sale	—	(2,919,937)	—	(2,919,937)
Collections of retail finance receivables held for sale	—	110,756	—	110,756
Proceeds from securitization of retail finance receivables	—	2,486,780	—	2,486,780
Impairment of investment in retained securitization interests	—	9,932	—	9,932
Provision for credit losses	—	11,252	—	11,252
Deferred income taxes	(54,462)	(6,317)	—	(60,779)
Foreign currency adjustments	(14,581)	—	—	(14,581)
Other, net	11,712	12,265	—	23,977
Change in current assets and current liabilities:
Accounts receivable	93,232	—	(119,631)	(26,399)
Finance receivables – accrued interest and other	—	(19,680)	—	(19,680)
Inventories	(48,019)	—	—	(48,019)
Accounts payable and accrued liabilities	46,486	(128,263)	122,987	41,210
Other	(4,145)	1,626	—	(2,519)

Total adjustments	306,929	(468,798)	26,172	(135,697)

Net cash provided by (used by) operating activities	1,105,216	(333,242)	26,172	798,146

Cash flows from investing activities:
Capital expenditures	(232,139)	(9,974)	—	(242,113)
Origination of finance receivables held for investment	—	(5,695,230)	5,180,871	(514,359)
Collections of finance receivables held for investment	—	5,572,508	(5,203,530)	368,978
Collection of retained securitization interests	—	118,175	—	118,175
Purchase of marketable securities	(467,609)	—	—	(467,609)
Sale of marketable securities	1,125,344	—	—	1,125,344
Other – net	2,789	—	—	2,789

Net cash provided by (used by) investing activities	428,385	(14,521)	(22,659)	391,205

Cash flows from financing activities:
Proceeds from medium-term notes	—	398,144	—	398,144
Net decrease in credit facilities and unsecured commercial paper	—	(16,247)	—	(16,247)
Repayment of senior unsubordinated debt	—	(30,000)	—	(30,000)
Dividends paid	(260,805)	—	—	(260,805)
Purchase of common stock for treasury	(1,153,439)	—	—	(1,153,439)
Excess tax benefits from share based payments	3,066	—	—	3,066
Issuance of common stock under employee stock option plans	21,478	—	—	21,478

Net cash (used by) provided by financing activities	(1,389,700)	351,897	—	(1,037,803)
Effect of exchange rate changes on cash and cash equivalents	18,300	(1,878)	(3,513)	12,909
Net increase in cash and cash equivalents	162,201	2,256	—	164,457

Cash and cash equivalents – beginning of period	207,150	31,247	—	238,397

Cash and cash equivalents – end of period	$369,351	$33,503	$—	$402,854

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 29, 2009	Mar 30, 2008	June 28, 2009	June 29, 2008	Sep 27, 2009	Sep 28, 2008	Dec 31, 2009	Dec 31, 2008
Motorcycles:
Revenue	$1,278.4	$1,306.3	$1,135.7	$1,572.6	$1,108.5	$1,421.5	$764.5	$1,278.0
Operating income (loss)	$231.0	$256.1	$174.2	$308.7	$130.7	$249.4	$(221.8)	$162.2

Financial Services:
Revenue	$104.7	$93.3	$124.0	$106.8	$137.0	$112.0	$129.2	$64.9
Operating income (loss)	$11.2	$34.9	$(90.5)	$37.1	$(31.5)	$35.6	$(7.1)	$(24.9)

Consolidated:
Income (loss) before taxes	$234.4	$293.1	$83.2	$348.1	$99.2	$286.7	$(238.1)	$138.0
Income (loss) from continuing operations	$128.1	$187.6	$33.4	$222.8	$56.4	$181.9	$(147.2)	$91.9
Loss from discontinued operations	$(10.7)	$—	$(13.6)	$—	$(29.9)	$(15.4)	$(71.5)	$(14.1)

Net income (loss)	$117.4	$187.6	$19.8	$222.8	$26.5	$166.5	$(218.7)	$77.8

Earnings (loss) per common share from continuing operations:
Basic	$0.55	$0.79	$0.14	$0.95	$0.24	$0.78	$(0.63)	$0.40
Diluted	$0.55	$0.79	$0.14	$0.95	$0.24	$0.78	$(0.63)	$0.40

Loss per common share from discontinued operations:
Basic	$(0.05)	$—	$(0.06)	$—	$(0.13)	$(0.07)	$(0.31)	$(0.06)
Diluted	$(0.05)	$—	$(0.06)	$—	$(0.13)	$(0.07)	$(0.31)	$(0.06)

Earnings (loss) per common share:
Basic	$0.51	$0.79	$0.08	$0.95	$0.11	$0.71	$(0.94)	$0.34
Diluted	$0.50	$0.79	$0.08	$0.95	$0.11	$0.71	$(0.94)	$0.34

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included or to be included in the Company’s definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed on or about March 12, 2010 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our executive officers for SEC purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2009:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	7,614,217	$35.14	15,408,503

Equity compensation plans not submitted to shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	41,645	$38.88	56,250
Non employees:
Board of Directors	17,300	$49.13	9,926

	58,945	$41.89	92,894

Total all plans	7,673,162	$35.19	15,501,397

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

The Director Compensation Policy provides non-employee Directors with compensation that includes an annual retainer as well as a grant of share units. The payment of share units is deferred until a director ceases to serve as a director and the share units are payable at that time in actual Company stock. The Director Compensation Policy also provides that a non-employee Director may elect to receive 50% or 100% of the annual retainer to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders. Each Director must receive a minimum of one-half of his or her annual retainer in Company Common Stock until the Director reaches the Director stock ownership guidelines defined below.

In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were most recently revised in September 2009. The Ownership Guidelines stipulate that all Directors hold 15,000 shares of the Company’s Common Stock and senior executives hold from 7,500 to 200,000 shares of the Company’s Common Stock depending on their level. The Directors and senior executives have five years from the date they are elected a Director or promoted to a senior executive to accumulate the appropriate number of shares of the Company’s Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information included or to be included in the Proxy Statement under the caption “Certain Transactions” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information included or to be included in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm – Fees Paid to Ernst & Young LLP” is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 132 through 136 filed herewith

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Accounts receivable – allowance for doubtful accounts
Balance at beginning of period	$6,240	$9,016	$9,435
Provision charged to expense	7,715	3,061	365
Reserve adjustments	(674)	146	(1,028)
Write-offs, net of recoveries	(1,872)	(5,983)	244

Balance at end of period	$11,409	$6,240	$9,016

Finance receivables held for investment – allowance for credit losses
Balance at beginning of period	$40,068	$30,295	$27,283
Provision charged to expense	169,206	39,555	11,252
Write-offs, net of recoveries	(59,192)	(29,782)	(8,240)

Balance at end of period	$150,082	$40,068	$30,295

Inventories – allowance for obsolescence(1)
Balance at beginning of period	$24,091	$16,307	$15,282
Provision charged to expense	36,476	33,033	11,695
Reserve adjustments	(206)	(286)	1,116
Write-offs, net of recoveries	(25,616)	(24,963)	(11,786)

Balance at end of period	$34,745	$24,091	$16,307

Deferred tax assets – valuation allowance
Balance at beginning of period	$—	$—	$—
Allowance for operating loss carryforwards	22,170	—	—

Balance at end of period	$22,170	$—	$—

(1)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

HARLEY-DAVIDSON, INC.

By:	/S/ Keith E. Wandell
Keith E. Wandell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2010.

Name	Title

/S/ Keith E. Wandell	President and Chief Executive Officer and Director
Keith E. Wandell	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ Barry K. Allen	Chairman and Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Martha F. Brooks	Director
Martha F. Brooks

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
3.1	Restated Articles of Incorporation as amended through August 21, 2000 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

3.2	Harley-Davidson, Inc. By-Laws, as amended through February 11, 2010 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2010 (File No. 1-9183))

4.1	Form of Rights Agreement between the Registrant and Firstar Bank, N.A. dated February 17, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-A dated February 18, 2000 (File No. 1-9183))

4.2	Form of Rights Agent Agreement between the Registrant and Computershare Investor Services, LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

4.3	Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.4	3-Year Credit Agreement, dated as of July 16, 2008, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender, Citibank, N.A., as syndication agent, and ABN Amro Bank N.V., BNP Paribas and Deutsche Bank AG, New York branch, as documentation agents (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2008 (File No. 1-9183))

4.5	Amendment No. 1, dated as of April 30, 2009, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 3-Year Credit Agreement dated as of July 16, 2008 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

4.6	364-Day Credit Agreement, dated as of April 30, 2009, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on May 7, 2009 (File No. 1-9183))

4.7	Loan and Servicing Agreement, dated as of April 30, 2009, by and among certain subsidiaries of the Company, the financial institutions from time to time party thereto as lenders and administrative agents, JPMorgan Chase Bank, N.A. as Syndication Agent and Program Agent and Citicorp North America, Inc. as Syndication Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
4.8	Amended and Restated Receivables Sale Agreement, dated as of April 30, 2009, by and between certain subsidiaries of the Company (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

4.9	Letter Agreement, dated as of April 30, 2009, by and among certain subsidiaries of the Company, the financial institutions from time to time party thereto as lenders and administrative agents, JPMorgan Chase Bank, N.A. as Syndication Agent and Program Agent and Citicorp North America, Inc. as Syndication Agent, relating to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

4.10	Trust Agreement dated as of April 15, 2009 between Harley-Davidson Customer Funding Corp. (“HDCFC”) and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

4.11	Indenture dated as of May 1, 2009 between the Harley-Davidson Motorcycle Trust 2009-1 (the “Trust”) and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

10.1*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2*	Harley-Davidson, Inc. Director Stock Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.3*	Form of Amended and Restated Transition Agreement as amended through April 25, 2008 between the Registrant and each of Ms. Lione and Mr. McCaslin (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.4*	Form of Transition Agreement between the Registrant and each of Messrs. Levatich, Olin and Wandell

10.5*	Transition Agreement between the Registrant and Mr. Hund

10.6*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.7*	Form of Life Insurance Agreement between the Registrant and Ms. Lione and Mr. McCaslin (incorporated herein by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description

10.8*	Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008 between the Registrant and Ms. Lione and each of Messrs. Flickinger, McCaslin, and Richer (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.9*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Levatich, Olin and Wandell

10.10*	Form of Amended and Restated Supplemental Executive Retirement Plan Agreement between the Registrant and Mr. McCaslin (incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 (File No. 1-9183))

10.11*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.12*	Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009, together with amendments adopted through May 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.13	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-75347))

10.14	2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.15*	Director Compensation Policy effective April 25, 2009 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.16*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.17*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
10.18*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.19*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.20*	Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.21*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.22*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.23*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9183))

10.24*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.25*	Harley-Davidson, Inc. Employee Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed May 2, 2005 (File No. 1-9183))

10.26*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No.	Description
10.27*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund and Wandell (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2009, filed on February 23, 2010 formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.