Form 10-K/A
period 2009-12-31
HARLEY DAVIDSON INC
filed 2010-05-05
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-K/A is being filed to amend certain historical disclosure items contained within Item 6, “Selected Financial Data” in the Annual Report on Form 10-K of Harley-Davidson, Inc. (the “Company”) for the year ended December 31, 2009 (the “Form 10-K). Specifically, income from continuing operations and net income for the years ended 2006 and 2005 were inadvertently reported as $1,597,153,000 and $1,464,962,000, respectively, in the selected financial data contained in Item 6 of the recent Form 10-K filed on February 23, 2010. These numbers are actually the income from operations for those years before the effects of investment income and income tax provisions. The correct income from continuing operations and net income for the years ended 2006 and 2005 are $1,043,153,000 and $959,604,000, respectively, as reflected in the restated table below. These numbers were correctly reported in all prior Annual Reports on Form 10-K of the Company for 2005 through 2008, where applicable. All other amounts previously reported under Item 6 remain unchanged.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-K have been amended or restated. Additionally, this Amendment on Form 10-K/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the original Form 10-K.

Item 6 of the Form 10-K is amended to read in its entirety as follows:

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2009(1) (2)	2008(1) (2)	2007(1)	2006(1)	2005
Statement of operations data:
Revenue:
Motorcycles & Related Products	$4,287,130	$5,578,414	$5,726,848	$5,800,686	$5,342,214
Financial Services	494,779	376,970	416,196	384,891	331,618

Total revenue	$4,781,909	$5,955,384	$6,143,044	$6,185,577	$5,673,832

Income from continuing operations	$70,641	$684,235	$933,843	$1,043,153	$959,604
Loss from discontinued operations, net of tax	(125,757)	(29,517)	—	—	—

Net (loss) income	$(55,116)	$654,718	$933,843	$1,043,153	$959,604

Weighted-average common shares:
Basic	232,577	234,225	249,205	264,453	280,303
Diluted	233,573	234,477	249,882	265,273	281,035

Earnings per common share from continuing operations:
Basic	$0.30	$2.92	$3.75	$3.94	$3.42
Diluted	$0.30	$2.92	$3.74	$3.93	$3.41

Loss per common share from discontinued operations:
Basic	$(0.54)	$(0.13)	$—	$—	$—
Diluted	$(0.54)	$(0.13)	$—	$—	$—

(Loss) earnings per common share:
Basic	$(0.24)	$2.80	$3.75	$3.94	$3.42
Diluted	$(0.24)	$2.79	$3.74	$3.93	$3.41

Dividends paid per common share	$0.400	$1.290	$1.060	$0.810	$0.625

Balance sheet data:
Total assets	$9,155,518	$7,828,625	$5,656,606	$5,532,150	$5,255,209
Total debt	$5,636,129	$3,914,887	$2,099,955	$1,702,491	$1,204,973
Total equity	$2,108,118	$2,115,603	$2,375,491	$2,756,737	$3,083,605

(1)

2009, 2008, 2007 and 2006 results include the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. SFAS No. 158 is codified into ASC Topic 715, “Compensation - Retirement Benefits.”

(2)	2009 and 2008 total assets include assets of discontinued operations of $181.2 million and $238.7 million, respectively.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEY-DAVIDSON, INC

Date: May 5, 2010	/s/ John A. Olin
John A. Olin
Senior Vice President and Chief Financial Officer
(Principal financial officer)

Date: May 5, 2010	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-K/A

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

4