Form 10-Q
period 2010-03-28
HARLEY DAVIDSON INC
filed 2010-05-06
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at April 30, 2010: 235,451,951 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 28, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 28, 2010	March 29, 2009
Revenue:
Motorcycles and related products	$1,037,335	$1,278,432
Financial services	169,837	104,667

Total revenue	1,207,172	1,383,099

Costs and expenses:
Motorcycles and related products cost of goods sold	657,788	804,386
Financial services interest expense	81,203	53,700
Financial services provision for credit losses	31,806	5,911
Selling, administrative and engineering expense	235,350	242,022
Restructuring expense	48,236	34,862

Total costs and expenses	1,054,383	1,140,881

Operating income	152,789	242,218
Investment income	876	1,953
Interest expense	23,455	9,746

Income before provision for income taxes	130,210	234,425
Provision for income taxes	61,469	106,372

Income from continuing operations	68,741	128,053
Loss from discontinued operations, net of tax	(35,416)	(10,706)

Net income	$33,325	$117,347

Earnings per common share from continuing operations:
Basic	$0.30	$0.55
Diluted	$0.29	$0.55

Loss per common share from discontinued operations:
Basic	$(0.15)	$(0.05)
Diluted	$(0.15)	$(0.05)

Earnings per common share:
Basic	$0.14	$0.51
Diluted	$0.14	$0.50

Cash dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 28, 2010	December 31, 2009	(Unaudited) March 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,442,798	$1,630,433	$884,623
Marketable securities	39,416	39,685	—
Accounts receivable, net	286,518	269,371	284,853
Finance receivables held for sale	—	—	2,086,920
Finance receivables held for investment, net	1,252,420	1,436,114	1,677,355
Restricted finance receivables held by variable interest entities, net	809,779	—	—
Inventories	322,238	323,029	421,577
Assets of discontinued operations	151,175	181,211	231,421
Restricted cash held by variable interest entities	401,275	—	—
Other current assets	315,890	462,106	243,054

Total current assets	5,021,509	4,341,949	5,829,803

Finance receivables held for sale	—	—	580,736
Finance receivables held for investment, net	1,274,734	3,621,048	796,732
Restricted finance receivables held by variable interest entities, net	3,299,070	—	—
Property, plant and equipment, net	847,480	906,906	1,016,043
Goodwill	29,818	31,400	59,046
Other long-term assets	230,292	254,215	337,234

	$10,702,903	$9,155,518	$8,619,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,905	$162,515	$363,282
Accrued liabilities	599,820	514,084	568,767
Liabilities of discontinued operations	61,726	69,535	74,488
Short-term debt	160,837	189,999	1,724,375
Current portion of long-term debt	396,169	1,332,091	—
Current portion of long-term debt held by variable interest entities	898,935	—	—

Total current liabilities	2,383,392	2,268,224	2,730,912

Long-term debt	2,862,725	4,114,039	2,757,185
Long-term debt held by variable interest entities	2,707,748	—	—
Pension liability	239,445	245,332	484,006
Postretirement healthcare liability	265,117	264,472	260,453
Other long-term liabilities	157,077	155,333	154,225

Commitments and contingencies (Note 17)

Total shareholders’ equity	2,087,399	2,108,118	2,232,813

	$10,702,903	$9,155,518	$8,619,594

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 28, 2010	March 29, 2009

Net cash provided by (used by) operating activities of continuing operations (Note 3)	$200,842	$(227,026)

Cash flows from investing activities of continuing operations:
Capital expenditures	(14,558)	(20,009)
Origination of finance receivables held for investment	(455,879)	(98,976)
Collections on finance receivables held for investment	653,983	110,637
Collection of retained securitization interests	—	1,358

Net cash provided by (used by) investing activities of continuing operations	183,546	(6,990)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of senior unsecured notes	—	595,731
Repayments of securitization debt	(445,215)	—
Net (decrease) increase in credit facilities and unsecured commercial paper	(50,703)	48,442
Repayments of asset-backed commercial paper	—	(67,194)
Net change in restricted cash	(34,734)	—
Dividends	(23,488)	(23,455)
Purchase of common stock for treasury	(1,191)	—
Excess tax benefits from share-based payments	34	147
Issuance of common stock under employee stock option plans	1,101	10

Net cash (used by) provided by financing activities of continuing operations	(554,196)	553,681

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(606)	6,253

Net (decrease) increase in cash and cash equivalents of continuing operations	(170,414)	325,918

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(13,723)	(18,294)
Cash flows from investing activities of discontinued operations	(393)	(4,433)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(635)	2,549

	(14,751)	(20,178)

Net (decrease) increase in cash and cash equivalents	$(185,165)	$305,740

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,630,433	$568,894
Cash and cash equivalents of discontinued operations—beginning of period	6,063	24,664
Net (decrease) increase in cash and cash equivalents	(185,165)	305,740
Less: Cash and cash equivalents of discontinued operations—end of period	(8,533)	(14,675)

Cash and cash equivalents—end of period	$1,442,798	$884,623

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of March 28, 2010 and March 29, 2009, the condensed consolidated statements of operations for the three month periods then ended and the condensed consolidated statements of cash flows for the three month periods then ended.

Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

During 2008, the Company acquired Italian motorcycle manufacturer MV and the results of MV were included in the Motorcycles segment. On October 15, 2009, the Company announced its intent to divest MV. The Motorcycles segment financial information has been adjusted to reflect MV as a discontinued operation for all periods presented.

2.	New Accounting Standards

Accounting Standards Recently Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amended the guidance within Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (QSPEs), as defined under prior U.S. GAAP had to be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic 860 requires enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets. In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized QSPEs as defined under prior U.S. GAAP which were not subject to consolidation in the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amended the guidance within ASC Topic 810, “Consolidations,” by adding formerly off-balance sheet QSPEs to its scope (the concept of these entities was eliminated by SFAS No. 166). In addition, companies must perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). Companies must also reassess on an ongoing basis whether they are the primary beneficiary of a VIE.

Effects of Adoption on January 1, 2010

The Company was required to adopt the new guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010. The Company determined that the formerly unconsolidated QSPEs that HDFS utilized were VIEs, of which the Company was the primary beneficiary, and consolidated them into the Company’s financial statements beginning January 1, 2010. In accordance with ASC Topic 810, the Company measured the initial carrying values of the assets and liabilities of the VIEs by determining what those values would currently be as if the new guidance had been in effect when the Company first met the conditions as the primary beneficiary. The Company’s VIEs are discussed in further detail in Note 6.

The initial adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860 did not impact the Company’s statement of operations. The following table summarizes the effects on the Company’s balance sheet of adopting the new guidance within ASC Topic 810 and ASC Topic 860 on January 1, 2010 (in thousands):

	As of December 31, 2009	Effect of consolidation	As of January 1, 2010
Finance receivables held for investment(1)	$4,961,894	$1,922,833	$6,884,727
Allowance for finance credit losses(1)	$(150,082)	$(49,424)	$(199,506)
Investment in retained securitization interests(1)	$245,350	$(245,350)	$—
Restricted cash held by variable interest entities(2)	$—	$198,874	$198,874
Other current assets(2)	$462,106	$40,224	$502,330
Accrued liabilities	$(514,084)	$(11,952)	$(526,036)
Long-term debt	$(5,446,130)	$(1,892,313)	$(7,338,443)
Retained earnings	$(6,324,268)	$40,591	$(6,283,677)
Accumulated other comprehensive loss	$417,898	$(3,483)	$414,415

(1)	These three lines items were reported together as Finance receivables held for investment, net prior to January 1, 2010.
(2)	At December 31, 2009, the Company had $167.7 milllion of restricted cash related to its 2009 on-balance sheet term-asset backed securitization transactions and its asset-backed commercial paper conduit facility. These amounts were reported within Other current assets as of December 31, 2009.

Financial Statement Comparability to Prior Periods

The new accounting guidance within ASC Topic 810 and ASC Topic 860 is adopted on a prospective basis. Prior periods have not been restated and therefore will not be comparable to the current period as discussed below.

Under the new accounting guidance, the Company’s securitization transactions are considered secured borrowings rather than asset sales. Beginning with the three months ended March 28, 2010, the Company recognizes interest income and credit losses on the previously unconsolidated securitized receivables and interest expense on the related debt. The Company’s statement of operations no longer includes income from securitizations which consisted of an initial gain or loss on new securitization transactions, income on the investment in retained securitization interests and servicer fees. In addition, the Company will no longer incur charges related to other-than-temporary impairments on its investment in retained securitization interests as that asset has been derecognized.

Finance receivables consolidated as part of the adoption of the new accounting guidance, as well as finance receivables securitized as part of the Company’s 2009 on-balance sheet securitization transactions and finance receivables restricted as collateral under the Company’s asset-backed commercial paper conduit facility, are reported on the Company’s balance sheet as restricted finance receivables held for investment by VIEs. Prior to the consolidation of formerly unconsolidated QSPEs, finance receivables held by VIEs were included in finance receivables held for investment. In addition, finance receivable securitization debt is now reported as debt held by VIEs.

Historically, U.S. retail motorcycle finance receivables intended for securitization through off-balance sheet securitization transactions were initially classified as finance receivables held for sale. Accordingly, all of the related cash flows were classified as operating cash flows in the statement of cash flows. After the adoption of the new guidance within ASC Topic 810 and ASC Topic 860, all retail finance receivables are considered held for investment, as the Company has the intent and ability to hold the finance receivables for the foreseeable future, or until maturity. The adoption guidance within ASC Topic 810 and ASC Topic 860 requires the Company to apply the standards on a prospective basis as if they had always been in effect. Therefore, the Company has classified post-January 1, 2010 cash flows related to all of its retail motorcycle finance receivables as investing cash flows in the statement of cash flows.

3.	Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	March 28,	December 31,	March 29,
	2010	2009	2009
Available-for-sale:
Corporate bond investments	$39,416	$39,685	$—

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income, and have maturities less than one year. During the first quarter of 2010, the Company recognized gross unrealized losses of $0.8 million, or $0.5 million net of tax, to adjust amortized cost to fair value. There were no marketable securities held at March 29, 2009.

Finance Receivables

Finance receivables held for investment, net, consisted of the following (in thousands):

	March 28,	December 31,	March 29,
	2010	2009	2009
Wholesale	$1,061,183	$870,001	$1,499,819
Retail	5,766,920	4,091,893	699,259

	6,828,103	4,961,894	2,199,078
Allowance for finance credit losses	192,100	150,082	40,534

	6,636,003	4,811,812	2,158,544
Investment in retained securitization interests	—	245,350	315,543

	$6,636,003	$5,057,162	$2,474,087

At March 28, 2010, the allowance for finance credit losses on finance receivables held for investment was $192.1 million which consisted of $175.7 million for retail finance receivables and $16.4 million for wholesale finance receivables. Of the $175.7 million allowance for finance credit losses on retail finance receivables, $128.3 million related to retail finance receivables held by VIEs. At March 29, 2009, the Company classified $2.67 billion of finance receivables as held for sale, which were carried at the lower of cost or estimated fair value. As such, no amount of the allowance for credit losses was related to the finance receivables held for sale at March 29, 2009.

As part of the January 1, 2010 adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860, the Company established an initial $49.4 million allowance for credit losses related to the previously unconsolidated securitized finance receivables. The initial allowance was recorded through the adoption adjustment to retained earnings.

During the second quarter of 2009, the Company reclassified $3.14 billion of finance receivables held for sale at the lower of cost or fair value to finance receivables held for investment due to the structure of its May 2009 term asset-backed securitization transaction and the Company’s intent to structure subsequent securitization transactions in a manner that did not qualify for accounting sale treatment under prior U.S. GAAP. As a result of the reclassification, the Company recorded a $72.7 million increase to the allowance for credit losses during the second quarter of 2009 in order to establish the initial reserve for the reclassified receivables.

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 28,	December 31,	March 29,
	2010	2009	2009
Components at the lower of FIFO cost or market
Raw materials and work in process	$98,420	$104,641	$133,059
Motorcycle finished goods	163,093	168,002	210,302
Parts and accessories and general merchandise	96,162	84,823	115,610

Inventory at lower of FIFO cost or market	357,675	357,466	458,971
Excess of FIFO over LIFO cost	(35,437)	(34,437)	(37,394)

	$322,238	$323,029	$421,577

Operating Cash Flow

The reconciliation of net income to net cash provided by (used by) operating activities is as follows (in thousands):

	Three months ended
	March 28,	March 29,
	2010	2009
Cash flows from operating activities:
Net income	$33,325	$117,347
Loss from discontinued operations	(35,416)	(10,706)

Income from continuing operations	68,741	128,053
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	67,392	54,968
Provision for employee long-term benefits	25,902	25,453
Contributions to pension and postretirement plans	(16,137)	(8,948)
Stock compensation expense	6,123	6,059
Net change in wholesale finance receivables	(173,994)	(279,546)
Origination of retail finance receivables held for sale	—	(468,299)
Collections on retail finance receivables held for sale	—	217,255
Impairment of retained securitization interests	—	17,131
Lower of cost or fair market value adjustment on finance receivables held for sale	—	8,648
Pension and postretirement healthcare plan curtailment and settlement expense	1,558	—
Provision for credit losses	31,806	5,911
Foreign currency adjustments	(2,962)	(15,613)
Other, net	51,630	38,633
Changes in current assets and liabilities:
Accounts receivable, net	(26,656)	(30,287)
Finance receivables - accrued interest and other	5,934	(1,730)
Inventories	(7,158)	(49,497)
Accounts payable and accrued liabilities	176,880	82,643
Restructuring reserves	(2,125)	28,562
Derivative instruments	838	7,292
Other	(6,930)	6,286

Total adjustments	132,101	(355,079)

Net cash provided by (used by) operating activities of continuing operations	$200,842	$(227,026)

4.	MV Planned Divestiture

In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. The Company engaged a third party investment bank to assist with the marketing and sale of MV at a price that is reasonable relative to its fair value. The Company expects to complete its divestiture of MV during 2010. As a result, MV is presented as a discontinued operation for all periods presented.

The following table summarizes the net revenue, pre-tax loss and loss per common share from discontinued operations for the periods noted (in thousands except per share amounts):

	Three months ended
	March 28,	March 29,
	2010	2009
Revenue	$22,551	$12,216
Loss before income taxes	$(41,809)	$(10,686)
Loss per common share	$(0.15)	$(0.05)

During the first quarter of 2010, the Company incurred a $41.8 million pre-tax loss from discontinued operations, or $35.4 million net of tax. Included in the first quarter 2010 operating loss was an impairment charge of $35.0 million, or $28.6 million net of tax, which represented the excess of net book value of the held-for-sale assets over the fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $22.7 million fixed asset impairment and $12.3 million intangible asset impairment.

At March 28, 2010, assets of discontinued operations consisted of $40.1 million of accounts receivable, net; $31.7 million of inventories; $6.3 million of property, plant and equipment, net; and $73.1 million of other assets. At March 28, 2010, liabilities of discontinued operations consisted $49.9 million of accounts payable and accrued liabilities and $11.8 million of other liabilities.

5.	Restructuring Expense and Other Impairments

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) in the Motorcycles and Financial Services segments which are expected to be completed by 2012. The 2009 Restructuring Plan was designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s planned actions include:

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

•

exiting the Buell product line. The Company ceased production of Buell motorcycles at the end of October 2009 and the sale of remaining Buell motorcycle inventory to independent dealers and/or distributors is expected to be completed during 2010.

The 2009 Restructuring Plan included a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These reductions began in 2009 and are expected to be completed during 2011.

Restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $430 million to $460 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $272.5 million of restructuring and impairment expense under the 2009 Restructuring Plan as of March 28, 2010, of which $48.2 million was incurred during the first quarter of 2010. Approximately 2,400 employees have left the Company under the 2009 Restructuring Plan as of March 28, 2010.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of March 28, 2010 (in thousands):

	Motorcycles & Related Products					Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Restructuring expense	$30,816	$3,786	$—	$260	$34,862	$—	$—	$—	$34,862
Utilized - cash	(1,047)	—	—	(260)	(1,307)	—	—	—	(1,307)
Utilized - noncash	(4,533)	(3,786)	—	—	(8,319)	—	—	—	(8,319)

Balance, March 29, 2009	$25,236	$—	$—	$—	$25,236	$—	$—	$—	$25,236
Restructuring expense	72,953	23,119	18,024	72,018	186,114	1,679	1,623	3,302	189,416
Utilized - cash	(28,838)	—	—	(40,596)	(69,434)	(1,460)	(1,197)	(2,657)	(72,091)
Utilized - noncash	(33,281)	(23,119)	(18,024)	—	(74,424)	—	(426)	(426)	(74,850)

Balance December 31, 2009	$36,070	$—	$—	$31,422	$67,492	$219	$—	$219	$67,711
Restructuring expense	19,677	20,790	—	7,769	48,236	—	—	—	48,236
Utilized - cash	(23,774)	—	—	(6,123)	(29,897)	(44)	—	(44)	(29,941)
Utilized - noncash	1,023	(20,790)	—	(475)	(20,242)	(175)	—	(175)	(20,417)

Balance March 28, 2010	$32,996	$—	$—	$32,593	$65,589	$—	$—	$—	$65,589

Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs.

6.	Asset-Backed Financing

HDFS participates in asset-backed financing through both term asset-backed securitization transactions and its asset-backed commercial paper conduit facility. In both types of asset-backed financing programs, HDFS transfers U.S. retail motorcycle finance receivables to a consolidated special purpose entity (SPE) while retaining the servicing rights. Each SPE then converts those assets into cash, through the issuance of debt. These SPEs are considered VIEs under U.S. GAAP. HDFS is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of its VIEs within its consolidated financial statements.

HDFS is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.

The Company’s VIEs have been aggregated on the balance sheet due to the similarity of the nature of the assets involved as well as the purpose and design of the VIEs.

Term Asset-Backed Securitization VIEs

The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2010 to 2017.

The assets of the consolidated term asset-backed securitization SPEs totaled $4.48 billion at March 28, 2010 and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by variable interest entities in the Company’s Condensed Consolidated Balance Sheet. At March 28, 2010, the SPEs held U.S. retail motorcycle finance receivables of $4.06 billion restricted as collateral for the payment of $3.61 billion of obligations under the secured notes. The SPEs also held $397.7 million of cash restricted for payment on the secured notes at March 28, 2010.

Asset-Backed Commercial Paper Conduit Facility VIE

In December 2008, HDFS transferred U.S. retail motorcycle finance receivables to a SPE which in turn issued $500.0 million of debt to third-party bank-sponsored asset-backed commercial paper conduits. The asset-backed commercial paper conduit facility SPE funded the purchase of the U.S. retail motorcycle finance receivables from HDFS primarily with cash obtained through the issuance of the debt. In April 2009, HDFS replaced its December 2008 asset-backed commercial paper conduit facility with a new revolving asset-backed commercial paper conduit agreement (2009 Conduit Loan Agreement). The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors.

The 2009 Conduit Loan Agreement provided for a total aggregate commitment of up to $1.20 billion as of March 28, 2010 based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $1.20 billion as of March 28, 2010. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 28, 2010, the 2009 Conduit Loan Agreement had an expiration date of April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full. Please refer to Note 19 for information regarding the extension and reduction of the 2009 Conduit Loan Agreement.

At March 28, 2010, HDFS had no borrowings outstanding under the 2009 Conduit Loan Agreement. The SPE held $45.6 million of finance receivables and $3.6 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $1.20 billion. The assets of the SPE totaled $54.5 million at March 28, 2010, and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by variable interest entities in the Company’s Condensed Consolidated Balance Sheet.

At March 29, 2009, the asset-backed commercial paper conduit facility SPE held finance receivables of $582.9 million restricted as collateral for the payment of the $432.8 million short-term asset-backed conduit facility debt, which is included in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $27.4 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt at March 29, 2009. The assets of the SPE totaled $620.4 million at March 29, 2009 and were primarily included in finance receivables held for investment, net and other current assets in the Company’s Condensed Consolidated Balance Sheet.

7.	Off-Balance Sheet Finance Receivable Securitizations

During 2009, the Company entered into term asset-backed securitization transactions that did not satisfy the requirements for accounting sale treatment under prior U.S. GAAP. As such, the 2009 term asset-backed securitization transactions were accounted for as secured financings and the related assets and liabilities were consolidated in the Company’s consolidated financial statements.

The following disclosures apply to the Company’s term asset-backed securitization activities prior to 2009, when pre-2009 term asset-backed securitization transactions utilized off-balance sheet QSPEs that qualified for accounting sale treatment under prior U.S. GAAP. As discussed in Note 2, the Company adopted new accounting guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010 that ultimately required the Company to consolidate these formerly off-balance sheet QSPEs.

Prior to 2009, HDFS sold U.S. retail motorcycle finance receivables to securitization trusts through off-balance sheet term asset-backed securitization transactions. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase retail loans from HDFS.

Upon sale of the retail loans to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests was included with finance receivables held for investment in the Condensed Consolidated Balance Sheets. In conjunction with prior year sales, the Company had investments in retained securitization interests of $315.5 million at March 29, 2009.

The interest in excess cash flows reflected the expected cash flows arising from U.S. retail motorcycle loans sold to the securitization trust less expected servicing fees, credit losses and contracted payment obligations owed to securitization trust investors.

Reserve account deposits represented interest-earning cash deposits which collateralized the trust securities. The funds were not available for use by HDFS until the reserve account balances exceeded thresholds specified in the securitization agreements.

HDFS retained servicing rights on the U.S. retail motorcycle loans that it sold to the securitization trust and received annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $2.89 billion of U.S. retail motorcycle loans securitized in off-balance sheet term asset-backed securitization transactions as of March 29, 2009. The servicing fee paid to HDFS was considered adequate compensation for the services provided and was included in financial services revenue as earned. HDFS earned $11.7 million from contractually specified servicing fees, late fees, and ancillary fees during the first quarter of 2009. These fees were recorded in financial services revenue.

Gains or losses on off-balance sheet term asset-backed securitizations from the sale of U.S. retail motorcycle loans were recognized in the period in which the sale occurred. The amount of the gain or loss depended on the proceeds received and the original carrying amount of the transferred U.S. retail motorcycle loans, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

Activities of the securitization trust were limited to acquiring U.S. retail motorcycle loans, issuing term asset-backed securities, making payments on securities to investors and other activities permissible under prior U.S. GAAP. Securitization trusts had a limited life and generally terminated upon final distribution of amounts owed to the investors in the term asset-backed securities. Historically, the lives of securitization trusts that purchased U.S. retail motorcycle loans from HDFS approximated four years.

HDFS did not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the U.S. retail motorcycle loans purchased from HDFS. The Company’s retained securitization interests, excluding servicing rights, were subordinate to the interests of securitization trust investors. Such investors had priority interests in the cash collections on the retail loans sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. Investors also did not have recourse to the assets of HDFS for failure of the obligors on the retail loans to pay when due.

The investment in retained securitization interests was measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by ASC Topic 320, “Investments – Debt and Equity Securities.” As such, the investment in retained securitization interests was recorded at fair value and periodically reviewed for impairment. During the three months ended March 29, 2009, the Company recorded an other-than-temporary impairment charge of $17.1 million related to its retained securitization interests. Market quotes of fair value were generally not available for retained interests; therefore, HDFS estimated fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflected the assumptions marketplace participants would use. During the three months ended March 29, 2009, the fair value of certain retained securitization interests was lower than the amortized cost, which indicated impairment. These impairments were considered permanent and as a result the investment in retained securitization interests was appropriately written down to fair value. The decline in fair value was due to higher actual and anticipated credit losses on certain securitization portfolios. This charge was recorded as a reduction of financial services revenue.

As of March 29, 2009, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

Prepayment speed (Single Monthly Mortality)	1.81%
Weighted-average life (in years)	2.10
Expected cumulative net credit losses	4.99%
Residual cash flows discount rate	17.85%

Expected cumulative net credit losses were a key assumption in the valuation of the investment in retained securitization interests. As of March 29, 2009, weighted-average expected net credit losses for all active securitizations were 4.99%. The table below summarizes, as of March 29, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted:

	Loans securitized in
Expected weighted-average cumulative net credit losses (%) as of :	2009	2008	2007	2006	2005
March 29, 2009	—	5.00%	5.16%	5.03%	4.66%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at March 29, 2009 was as follows (dollars in thousands):

Carrying amount/fair value of retained interests	$315,543
Weighted-average life (in years)	2.10

Prepayment speed assumption (monthly rate)	1.81%
Impact on fair value of 10% adverse change	$(4,500)
Impact on fair value of 20% adverse change	$(8,900)

Expected cumulative net credit losses	4.99%
Impact on fair value of 10% adverse change	$(36,400)
Impact on fair value of 20% adverse change	$(72,800)

Residual cash flows discount rate (annual)	17.85%
Impact on fair value of 10% adverse change	$(7,800)
Impact on fair value of 20% adverse change	$(15,300)

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

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the three months ended March 29, 2009 (in thousands):

Proceeds from new securitizations	$—
Servicing fees received	$8,092
Other cash flows received on retained interests	$13,449
10% clean-up call repurchase option	$—

Prior to the adoption of the new accounting guidance, managed retail motorcycle loans consisted of all retail motorcycle installment loans serviced by HDFS including those held by off-balance sheet securitization trusts and those held by HDFS. As of March 29, 2009, managed retail motorcycle loans totaled $5.86 billion, of which $2.89 billion were securitized in off-balance sheet term asset-backed securitization transactions. The principal amount of managed retail motorcycle loans 30 days or more past due was $243.4 million at March 29, 2009. The principal amount of securitized retail motorcycle loans 30 days or more past due was $150.3 million at March 29, 2009. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $49.7 million during the first quarter of 2009 which included securitized retail motorcycle loan credit losses, net of recoveries, of $29.0 million.

8.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 10). Under U.S. GAAP, certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

The following table summarizes the fair value and carrying value of the Company’s financial instruments at March 28, 2010 (in thousands):

	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,442,798	$1,442,798
Marketable securities	$39,416	$39,416
Accounts receivable, net	$286,518	$286,518
Finance receivables, net	$6,624,864	$6,636,003
Derivatives	$15,300	$15,300
Restricted cash held by variable interest entities	$401,275	$401,275

Liabilities:
Accounts payable	$265,905	$265,905
Derivatives	$12,889	$12,889
Unsecured commercial paper	$286,837	$286,837
Credit facilities	$430,740	$430,740
Medium-term notes	$2,122,879	$2,102,154
Senior unsecured notes	$790,398	$600,000
Finance receivable securitization debt	$3,689,921	$3,606,683

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

Finance Receivables, Net – Finance receivables, net includes finance receivables held for investment, net and restricted finance receivables held by VIEs, net. Retail and wholesale finance receivables are recorded in the financial statements at historical cost less an allowance for finance credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. The historical cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under credit facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of unsecured commercial paper approximates fair value due to its short maturity.

The fair values of the Company’s medium-term notes maturing in December 2012, December 2014 and June 2018 are estimated based upon rates currently available for debt with similar terms and remaining maturities. The medium-term notes maturing in December 2010 are carried at fair value and include a fair value adjustment due to the interest rate swap agreement, designated as a fair value hedge, which effectively converts a portion of the note from a fixed to a floating rate.

The fair value of the Company’s senior unsecured notes is estimated based upon rates currently available for debt with similar terms and remaining maturities.

The fair value of the debt related to finance receivable securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities.

9.	Fair Value Measurements

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

The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following table.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 28, 2010 and March 29, 2009 (in thousands):

	Balance as of March 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,093,653	$1,093,653	$—	$—
Marketable securities	39,416	—	39,416	—
Derivatives	15,300	—	15,300	—

	$1,148,369	$1,093,653	$54,716	$—

Liabilities:
Derivatives	$12,889	$—	$12,889	$—

	Balance as of March 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$706,171	$706,171	—	—
Derivatives	28,537	—	$28,537	—
Investment in retained securitization interests	315,543	—	—	$315,543

	$1,050,251	$706,171	$28,537	$315,543

Liabilities:
Derivatives	$20,797	—	$20,797	—

The investment in retained securitization interests was valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at March 29, 2009. The following table presents additional information about the investment in retained securitization interests which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three months ended March 29, 2009
Balance, beginning of period	$330,674
Realized (losses)/gains included in financial services income(a)	(4,136)
Unrealized gains (losses) included in other comprehensive income(b)	3,358
Sales, repurchases and settlements, net	(14,353)

Balance, end of period	$315,543

(a)	As discussed in Note 7, realized (losses)/gains included in financial services income includes an other-than-temporary impairment charge of $17.1 million for the three months ended March 29, 2009.
(b)	No amounts were reclassified out of accumulated other comprehensive income into income for the three months ended March 29, 2009.

As discussed in Note 2, upon adoption of the new guidance within ASC Topic 810 and ASC Topic 860, the Company derecognized its investment in retained securitization interests on January 1, 2010. The carrying value of the investment in retained securitization interests on that date was $245.4 million.

Non-Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis as of March 28, 2010 and March 29, 2009 (in thousands):

	Balance as of March 28, 2010	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Assets of discontinued operations	$151,175	$151,175	$35,021

Liabilities:
Liabilities of discontinued operations	$61,726	$61,726	$—

	Balance as of March 29, 2009	Significant Unobservable Inputs (Level 3)	Total Losses
Finance receivables held for sale	$2,667,656	$2,667,656	$8,648

At March 28, 2010, the assets and liabilities of MV, which are held for sale and presented as discontinued operations, were carried at the lower of cost or fair value (less estimated selling costs) using significant unobservable inputs (Level 3). During the first quarter of 2010, the Company recorded an impairment charge of $35.0 million which represented the excess of net book value of the held-for-sale assets over the expected fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $22.7 million fixed asset impairment and $12.3 million intangible asset impairment. In determining the fair value of MV, the Company utilized discounted cash flow methodologies that require the Company to make assumptions and apply judgment to estimate macro economic factors such as interest rates, motorcycle industry economic factors and the future profitability of MV’s business strategies. In addition, the Company considered information gained through its efforts to sell MV.

At March 29, 2009, finance receivables held for sale in the aggregate were carried at the lower of cost or estimated fair value, and were measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). During the first quarter of 2009, the Company recorded non-cash charges of $8.6 million due to a decline in the fair value below cost on finance receivables held for sale. The fair value of the finance receivables held for sale at March 29, 2009 was $2.67 billion, which was net of a $23.9 million valuation adjustment. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments.

10.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks are foreign currency exchange rate risk, interest rate risk and commodity price risk. To reduce such risks, the Company selectively uses derivative financial instruments. All derivative transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. Similarly, HDFS utilizes interest rate swaps with its medium-term notes; however, the impact is to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, do not qualify for hedge accounting treatment. Additionally, to facilitate asset-backed commercial paper conduit facility agreements that the Company entered into in December 2008 and April 2009, HDFS entered into derivative contracts, certain of which do not qualify for hedge accounting treatment.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 28, 2010			March 29, 2009
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)
Foreign currency contracts(3)	$144,871	$6,744	$2,197	$329,931	$18,390	$—
Natural gas contracts(3)	3,523	—	745	3,319	—	1,134
Interest rate swaps - unsecured commercial paper(3)	166,000	—	9,667	218,000	—	15,547
Interest rate swaps - conduit facility(3)	—	—	—	394,042	—	4,116
Interest rate swaps - medium-term notes(4)	150,000	4,716	—	150,000	8,950	—

Total	$464,394	$11,460	$12,609	$1,095,292	$27,340	$20,797

	March 28, 2010			March 29, 2009
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)
Derivatives - securitization transactions	$262,518	$—	$280	$717,818	$938	$—
Derivatives - conduit facility	545,497	3,840	—	52,839	259	—

	$808,015	$3,840	$280	$770,657	$1,197	$—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended
Cash Flow Hedges	March 28, 2010	March 29, 2009
Foreign currency contracts	$9,401	$26,432
Natural gas contracts	(904)	(757)
Interest rate swaps - unsecured commercial paper	(1,800)	(680)
Interest rate swaps - conduit facility	—	(736)

Total	$6,697	$24,259

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Expected to be Reclassified Over the Next Twelve Months
Cash Flow Hedges	March 28, 2010	March 29, 2009
Foreign currency contracts(1)	$360	$21,216	$4,354
Natural gas contracts(1)	(108)	(957)	(745)
Interest rate swaps - unsecured commercial paper(2)	(1,786)	(2,328)	(5,934)
Interest rate swaps - conduit facility(2)	—	(1,627)	—

Total	$(1,534)	$16,304	$(2,325)

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the three months ended March 28, 2010 and March 29, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended
Fair Value Hedges	March 28, 2010	March 29, 2009
Interest rate swaps - medium-term notes(1)	$(1,356)	$(747)

	Amount of Gain/(Loss) Recognized in Income on Hedged Debt
	Three months ended
Fair Value Hedges	March 28, 2010	March 29, 2009
Interest rate swaps - medium-term notes(1)	$1,356	$747

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments for the three months ended March 28, 2010 (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended
Derivatives not Designated as Hedges	March 28, 2010	March 29, 2009
Derivatives - securitization transactions(1)	$(9)	$199
Derivatives - conduit facility(1)	(3,364)	(280)

	$(3,373)	$(81)

(1)	Gain/(loss) recognized in income is included in HDFS other income, a component of Financial Services revenue

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

11.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 28, 2010		March 29, 2009
Net income		$33,325		$117,347
Other comprehensive income, net of tax:
Foreign currency translation adjustment		(8,818)		(19,349)
Investment in retained securitization interest:
Unrealized net gains arising during the period	—	—	2,170	2,170

Derivative financial instruments:
Unrealized net gains arising during period	4,163		15,180
Less: net gains reclassified into net income	(985)	5,148	10,021	5,159

Marketable securities
Unrealized losses on marketable securities	(484)	(484)	—	—

Pension and postretirement benefit plans:
Amortization of actuarial loss	4,969		2,800
Amortization of net prior service cost	317		739
Pension and postretirement plan funded status adjustment	—		4,147
Less: actuarial loss reclassified into net income due to settlement	(1,625)		(232)
Less: actuarial loss reclassified into net income due to curtailment	—		(8,352)
Less: prior service credit (cost) reclassified into net income due to curtailment gain (loss)	644	6,267	(2,839)	19,109

		$35,438		$124,436

12.	Income Taxes

During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013; however, the Company has accounted for both Acts in the first quarter of 2010. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company recorded income tax expense of $13.3 million associated with this change.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended
	March 28, 2010	March 29, 2009
Balance, beginning of period	$68,044	$64,543
Warranties issued during the period	9,903	12,688
Settlements made during the period	(13,264)	(16,111)
Recalls and changes to pre-existing warranty liabilities	5,522	3,687

Balance, end of period	$70,204	$64,807

The liability for safety recall campaigns was $4.2 million and $3.9 million as of March 28, 2010 and March 29, 2009, respectively.

14.	Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of March 28, 2010 and March 29, 2009.

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended
	March 28, 2010	March 29, 2009
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$68,741	$128,053

Denominator:
Denominator for basic earnings per share - weighted-average common shares	232,864	232,263
Effect of dilutive securities - employee stock compensation plan	1,364	387

Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	234,228	232,650

Earnings per common share from continuing operations:
Basic	$0.30	$0.55
Diluted	$0.29	$0.55

Outstanding options to purchase 4.4 million and 5.9 million shares of common stock for the three months ended March 28, 2010 and March 29, 2009, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

	Three months ended
	March 28, 2010	March 29, 2009
Pension and SERPA Benefits
Service cost	$10,393	$12,024
Interest cost	19,457	18,629
Expected return on plan assets	(24,344)	(21,752)
Amortization of unrecognized:
Prior service cost	1,133	1,465
Net loss	5,642	3,027
Curtailment loss	—	4,164
Settlement loss	2,582	370

Net periodic benefit cost	$14,863	$17,927

Postretirement Healthcare Benefits
Service cost	$2,517	$3,001
Interest cost	5,297	5,727
Expected return on plan assets	(2,445)	(2,794)
Amortization of unrecognized:
Prior service credit	(629)	(287)
Net loss	2,251	1,442
Curtailment (gain) loss	(1,023)	369

Net periodic benefit cost	$5,968	$7,458

As disclosed in Note 5, the Company recorded restructuring expense of $48.2 million related to its Motorcycles segment during the first quarter of 2010. The restructuring action resulted in a postretirement healthcare plan curtailment gain of $1.0 million, which is included in the $48.2 million restructuring expense, and a decrease to equity of $1.0 million, or $0.6 million net of tax, which is included in accumulated other comprehensive income, during the first quarter of 2010. During the first quarter of 2009, the Company recorded restructuring expense of $34.9 million, which included a pension and postretirement healthcare plan curtailment loss of $4.5 million, and a decrease to equity of $13.3 million.

During the first quarter of 2010, the Company incurred a $2.6 million settlement loss related to its SERPA plans compared to a settlement loss of $0.4 million during the first quarter of 2009. The settlement losses were the result of benefit payments made to former executives who have departed from the Company during 2009.

16.	Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 28, 2010	March 29, 2009
Motorcycles net revenue	$1,037,335	$1,278,432
Gross profit	379,547	474,046
Selling, administrative and engineering expense	205,204	208,171
Restructuring expense and other impairments	48,236	34,862

Operating income from Motorcycles	126,107	231,013

Financial services revenue	169,837	104,667
Financial services expense	143,155	93,462

Operating income from Financial Services	26,682	11,205

Operating income	$152,789	$242,218

As discussed in Note 2, Operating income from Financial Services for the three months ended March 28, 2010 includes the effects of consolidating formerly unconsolidated QSPEs.

As discussed in Note 7, Operating income from Financial Services for the three months ended March 29, 2009 includes an impairment charge of $17.1 million.

As discussed in Note 9, Operating income from Financial Services for the three months ended March 29, 2009 includes a lower of cost or market adjustment related to finance receivables held for sale of $8.6 million.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former

Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. In 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the case became final. Subsequently, on March 18, 2010, a group of individuals who appear to be inmates in a federal correctional institution filed a motion to intervene which was immediately dismissed by the District Court because judgment had already been entered. On April 5, 2010, two of the individuals filed notices of appeal of the dismissal, but all appellate activity has been stayed pending required filings by intervenors/appellants. Defendants will oppose the appeal and seek to have the Order dismissing the motion to intervene affirmed.

In 2005, three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin (one of which was later voluntarily dismissed), and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allege that officers and directors breached their fiduciary duties to the Company. In 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action were decided.

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. Lead plaintiffs in the consolidated state court derivative action filed an amended complaint on February 22, 2010 and defendants moved to dismiss the amended complaint in its entirety on April 26, 2010. Further briefing and a hearing on the motion to dismiss are pending.

The Company believes the allegations in the state court derivative lawsuit are without merit and it intends to vigorously defend against the suit. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

	Three months ended March 28, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,037,335	$—	$—	$1,037,335
Financial services	—	169,525	312	169,837

Total revenue	1,037,335	169,525	312	1,207,172
Costs and expenses:
Motorcycles and related products cost of goods sold	657,788	—	—	657,788
Financial services interest expense	—	81,203	—	81,203
Financial services provision for credit losses	—	31,806	—	31,806
Selling, administrative and engineering expense	204,892	30,146	312	235,350
Restructuring expense	48,236	—	—	48,236

Total costs and expenses	910,916	143,155	312	1,054,383

Operating income	126,419	26,370	—	152,789
Investment income	876	—	—	876
Interest expense	23,455	—	—	23,455

Income before provision for income taxes	103,840	26,370	—	130,210
Provision for income taxes	51,975	9,494	—	61,469

Income from continuing operations	51,865	16,876	—	68,741
Loss from discontinued operations, net of tax	(35,416)	—	—	(35,416)

Net income	$16,449	$16,876	$—	$33,325

	Three months ended March 29, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,278,432	$—	$—	$1,278,432
Financial services	—	104,192	475	104,667

Total revenue	1,278,432	104,192	475	1,383,099
Costs and expenses:
Motorcycles and related products cost of goods sold	804,386	—	—	804,386
Financial services interest expense	—	53,700	—	53,700
Financial services provision for credit losses	—	5,911	—	5,911
Selling, administrative and engineering expense	207,696	33,851	475	242,022
Restructuring expense	34,862	—	—	34,862

Total costs and expenses	1,046,944	93,462	475	1,140,881

Operating income	231,488	10,730	—	242,218
Investment income	1,953	—	—	1,953
Interest expense	9,746	—	—	9,746

Income before provision for income taxes	223,695	10,730	—	234,425
Provision for income taxes	102,375	3,997	—	106,372

Income from continuing operations	121,320	6,733	—	128,053
Loss from discontinued operations, net of tax	(10,706)	—	—	(10,706)

Net income	$110,614	$6,733	$—	$117,347

	March 28, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,148,618	$294,180	$—	$1,442,798
Marketable securities	39,416	—	—	39,416
Accounts receivable, net	558,707	—	(272,189)	286,518
Finance receivables held for investment, net	—	1,252,420	—	1,252,420
Restricted finance receivables held by variable interest entities, net	—	809,779	—	809,779
Inventories	322,238	—	—	322,238
Assets of discontinued operations	151,175	—	—	151,175
Restricted cash held by variable interest entities	—	401,275	—	401,275
Other current assets	203,590	112,300	—	315,890

Total current assets	2,423,744	2,869,954	(272,189)	5,021,509

Finance receivables held for investment, net	—	1,274,734	—	1,274,734
Restricted finance receivables held by variable interest entities, net	—	3,299,070	—	3,299,070
Property, plant and equipment, net	814,992	32,488	—	847,480
Goodwill	29,818	—	—	29,818
Other long-term assets	272,336	25,026	(67,070)	230,292

	$3,540,890	$7,501,272	$(339,259)	$10,702,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,100	$312,994	$(272,189)	$265,905
Accrued liabilities	499,008	103,506	(2,694)	599,820
Liabilities of discontinued operations	61,726	—	—	61,726
Short-term debt	—	160,837	—	160,837
Current portion of long-term debt	191,458	204,711	—	396,169
Current portion of long-term debt held by variable interest entities	—	898,935	—	898,935

Total current liabilities	977,292	1,680,983	(274,883)	2,383,392

Long-term debt	600,000	2,262,725	—	2,862,725
Long-term debt held by variable interest entities	—	2,707,748	—	2,707,748
Pension liability	239,445	—	—	239,445
Postretirement healthcare benefits	265,117	—	—	265,117
Other long-term liabilities	145,656	11,421	—	157,077

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,313,380	838,395	(64,376)	2,087,399

	$3,540,890	$7,501,272	$(339,259)	$10,702,903

	December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,141,862	$488,571	$—	$1,630,433
Marketable securities	39,685	—	—	39,685
Accounts receivable, net	356,932	—	(87,561)	269,371
Finance receivables held for investment, net	—	1,436,114	—	1,436,114
Inventories	323,029	—	—	323,029
Assets of discontinued operations	181,211	—	—	181,211
Other current assets	191,748	270,358	—	462,106

Total current assets	2,234,467	2,195,043	(87,561)	4,341,949

Finance receivables held for investment, net	—	3,621,048	—	3,621,048
Property, plant and equipment, net	872,336	34,570	—	906,906
Goodwill	31,400	—	—	31,400
Other long-term assets	293,681	26,932	(66,398)	254,215

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,097	$108,979	$(87,561)	$162,515
Accrued liabilities	447,021	69,644	(2,581)	514,084
Liabilities of discontinued operations	69,535	—	—	69,535
Short-term debt	—	189,999	—	189,999
Current portion of long-term debt	204,959	1,127,132	—	1,332,091

Total current liabilities	862,612	1,495,754	(90,142)	2,268,224

Long-term debt	600,000	3,514,039	—	4,114,039
Pension liability	245,332	—	—	245,332
Postretirement healthcare benefits	264,472	—	—	264,472
Other long-term liabilities	143,905	11,428	—	155,333

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,315,563	856,372	(63,817)	2,108,118

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

	March 29, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$309,848	$574,775	$—	$884,623
Accounts receivable, net	749,804	—	(464,951)	284,853
Note receivable from HDFS	600,000	—	(600,000)	—
Finance receivables held for sale	—	2,086,920	—	2,086,920
Finance receivables held for investment, net	—	1,677,355	—	1,677,355
Inventories	421,577	—	—	421,577
Assets of discontinued operations	231,421	—	—	231,421
Other current assets	167,439	75,615	—	243,054

Total current assets	2,480,089	4,414,665	(1,064,951)	5,829,803

Finance receivables held for sale	—	580,736	—	580,736
Finance receivables held for investment, net	—	796,732	—	796,732
Property, plant and equipment, net	977,681	38,362	—	1,016,043
Goodwill	30,206	28,840	—	59,046
Other long-term assets	408,375	22,476	(93,617)	337,234

	$3,896,351	$5,881,811	$(1,158,568)	$8,619,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,333	$535,900	$(464,951)	$363,282
Accrued liabilities	468,783	102,256	(2,272)	568,767
Liabilities of discontinued operations	74,488	—	—	74,488
Short-term debt	—	1,724,375	—	1,724,375

Total current liabilities	835,604	2,362,531	(467,223)	2,730,912

Long-term debt	773,186	1,983,999	—	2,757,185
Note payable to HDMC	—	600,000	(600,000)	—
Pension liability	484,006	—	—	484,006
Postretirement healthcare benefits	260,453	—	—	260,453
Other long-term liabilities	142,121	12,104	—	154,225

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,400,981	923,177	(91,345)	2,232,813

	$3,896,351	$5,881,811	$(1,158,568)	$8,619,594

	Three months ended March 28, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$16,449	$16,876	$—	$33,325
Loss from discontinued operations	(35,416)	—	—	(35,416)

Income from continuing operations	51,865	16,876	—	68,741
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	65,694	1,698	—	67,392
Provision for employee long-term benefits	25,645	257	—	25,902
Contributions to pension and postretirement plans	(16,137)	—	—	(16,137)
Stock compensation expense	5,563	560	—	6,123
Net change in wholesale finance receivables	—	—	(173,994)	(173,994)
Curtailment and settlement expense	1,558	—	—	1,558
Provision for credit losses	—	31,806	—	31,806
Foreign currency adjustments	(2,962)	—	—	(2,962)
Other, net	12,884	38,746	—	51,630
Change in current assets and current liabilities:
Accounts receivable	(211,284)	—	184,628	(26,656)
Finance receivables - accrued interest and other	—	5,934	—	5,934
Inventories	(7,158)	—	—	(7,158)
Accounts payable and accrued liabilities	145,379	216,147	(184,646)	176,880
Restructuring reserves	(1,906)	(219)	—	(2,125)
Derivative instruments	(1,829)	2,667	—	838
Other	(5,685)	(1,245)	—	(6,930)

Total adjustments	9,762	296,351	(174,012)	132,101

Net cash provided by operating activities of continuing operations	61,627	313,227	(174,012)	200,842

Cash flows from investing activities of continuing operations:
Capital expenditures	(14,156)	(402)	—	(14,558)
Origination of finance receivables held for investment	—	(1,264,777)	808,898	(455,879)
Collections of finance receivables held for investment	—	1,288,887	(634,904)	653,983

Net cash (used by) provided by investing activities of continuing operations	(14,156)	23,708	173,994	183,546

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(445,215)	—	(445,215)
Net decrease in credit facilities and unsecured commercial paper	—	(50,703)	—	(50,703)
Net change in restricted cash	—	(34,734)	—	(34,734)
Dividends paid	(23,488)	—	—	(23,488)
Purchase of common stock for treasury	(1,191)	—	—	(1,191)
Excess tax benefits from share based payments	34	—	—	34
Issuance of common stock under employee stock option plans	1,101	—	—	1,101

Net cash used by financing activities of continuing operations	(23,544)	(530,652)	—	(554,196)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	50	(674)	18	(606)
Net increase (decrease) in cash and cash equivalents of continuing operations	23,977	(194,391)	—	(170,414)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(13,723)	—	—	(13,723)
Cash flows from investing activities of discontinued operations	(393)	—	—	(393)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(635)	—	—	(635)

	(14,751)	—	—	(14,751)

Net increase (decrease) in cash and cash equivalents	$9,226	$(194,391)	$—	$(185,165)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	6,063	—	—	6,063
Net increase in cash and cash equivalents	9,226	(194,391)	—	(185,165)
Less: Cash and cash equivalents of discontinued operations - end of period	(8,533)	—	—	(8,533)

Cash and cash equivalents - end of period	$1,148,618	$294,180	$—	$1,442,798

	Three months ended March 29, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$110,614	$6,733	$—	$117,347
Loss from discontinued operations	(10,706)	—	—	(10,706)

Income from continuing operations	121,320	6,733	—	128,053
Adjustments to reconcile income from continuing operations to cash cash provided by operating activities:
Depreciation	53,052	1,916	—	54,968
Provision for employee long-term benefits	25,251	202	—	25,453
Contributions to pension and postretirement plans	(8,948)	—	—	(8,948)
Stock compensation expense	5,667	392	—	6,059
Net change in wholesale finance receivables	—	—	(279,546)	(279,546)
Origination of retail finance receivables held for sale	—	(468,299)	—	(468,299)
Collections of retail finance receivables held for sale	—	217,255	—	217,255
Impairment of investment in retained securitization interests	—	17,131	—	17,131
Lower of cost or FMV adj. on finance receivables HFS	—	8,648	—	8,648
Provision for credit losses	—	5,911	—	5,911
Foreign currency adjustments	(15,613)	—	—	(15,613)
Other, net	23,024	15,609	—	38,633
Change in current assets and current liabilities:
Accounts receivable	(188,804)	—	158,517	(30,287)
Finance receivables - accrued interest and other	—	(1,730)	—	(1,730)
Inventories	(49,497)	—	—	(49,497)
Accounts payable and accrued liabilities	59,567	181,601	(158,525)	82,643
Restructuring reserves	28,562	—	—	28,562
Derivative instruments	7,008	284	—	7,292
Other	2,912	3,374	—	6,286

Total adjustments	(57,819)	(17,706)	(279,554)	(355,079)

Net cash provided by (used by) operating activities of continuing operations	63,501	(10,973)	(279,554)	(227,026)

Cash flows from investing activities:
Capital expenditures	(17,647)	(2,362)	—	(20,009)
Origination of finance receivables held for investment	—	(1,154,897)	1,055,921	(98,976)
Collections of finance receivables held for investment	—	887,012	(776,375)	110,637
Collection of retained securitization interests	—	1,358	—	1,358

Net cash used by investing activities	(17,647)	(268,889)	279,546	(6,990)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	595,731	—	—	595,731
Loan to HDFS	(600,000)	600,000	—	—
Net increase in credit facilities and unsecured commercial paper	—	48,442	—	48,442
Repayments of asset-backed commercial paper	—	(67,194)	—	(67,194)
Dividends paid	(23,455)	—	—	(23,455)
Excess tax benefits from share based payments	147	—	—	147
Issuance of common stock under employee stock option plans	10	—	—	10

Net cash (used by) provided by financing activities of continuing operations	(27,567)	581,248	—	553,681
Effect of exchange rate changes on cash and cash equivalents of continuing operations	6,238	7	8	6,253
Net increase in cash and cash equivalents of continuing operations	24,525	301,393	—	325,918
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(18,294)	—	—	(18,294)
Cash flows from investing activities of discontinued operations	(4,433)	—	—	(4,433)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	2,549	—	—	2,549

	(20,178)	—	—	(20,178)

Net increase in cash and cash equivalents	$4,347	$301,393	$—	$305,740

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$295,512	$273,382	$—	$568,894
Cash and cash equivalents of discontinued operations - beginning of period	24,664	—	—	24,664
Net increase in cash and cash equivalents	4,347	301,393	—	305,740
Less: Cash and cash equivalents of discontinued operations - end of period	(14,675)	—	—	(14,675)

Cash and cash equivalents - end of period	$309,848	$574,775	$—	$884,623

19.	Subsequent Events

On April 29, 2010, the Company and HDFS entered into new credit facilities totaling $1.35 billion. These facilities, a $675.0 million 364-day facility and a $675.0 million three-year facility, replaced the $1.58 billion in combined credit facilities previously available to the Company and HDFS. As a result of entering into the new credit facilities, the combined total of unsecured commercial paper and borrowings available to the Company and HDFS under the new credit facilities is limited to $1.35 billion, down from $1.58 billion.

On April 29, 2010, the 2009 Conduit Loan Agreement was extended by 90 days to July 28, 2010 by mutual agreement of HDFS and its lenders. In addition, the total amount of borrowings available under 2009 Conduit Loan Agreement was reduced from $1.20 billion to $600.0 million.

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

Overview

During the first quarter of 2010, income and diluted earnings per share from continuing operations were down 46.3% and 47.3%, respectively, compared to the first quarter of 2009. The decrease in income from continuing operations compared to last year’s first quarter was driven by a 28.1% decrease in wholesale shipments of Harley-Davidson motorcycles and higher restructuring charges, partially offset by an increase in operating income from Financial Services. Overall, the Company’s financial results continue to be impacted by the difficult economic environment and the resulting decrease in shipments of Harley-Davidson motorcycles. However, despite the overall decrease in income from continuing operations, the Company was encouraged by a return to profitability for the Financial Services segment and what the Company perceives as a moderation in the rate of decline for retail sales of Harley-Davidson motorcycles.

Retail sales of Harley-Davidson motorcycles by independent dealers in the first quarter of 2010 were down compared to the first quarter of 2009, although the rate of decline was lower than in the preceding three quarters. Worldwide retail sales of new Harley-Davidson motorcycles declined 18.2% in the first quarter of 2010 compared to last year’s first quarter. This is an improvement over the rates of decline in retail sales for the preceding three quarters which were 30.1%, 21.3% and 21.4% for the quarters ended June 2009, September 2009 and December 2009, respectively.

Please refer to the “Results of Operations for the Three Months Ended March 28, 2010” for additional details concerning the results for the quarterly and year to date periods ended March 28, 2010.

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

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 6, 2010), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The Company’s significant planned actions, which the Company believes are generally proceeding on schedule, include:

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

•

exiting the Buell product line. The Company ceased production of Buell motorcycles at the end of October 2009 and the sale of remaining Buell motorcycle inventory to independent dealers and/or distributors is expected to be completed during 2010.

The 2009 restructuring plans include a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These reductions began in 2009 and are expected to be completed during 2011.

During the first quarter of 2010, the Company incurred $48.2 million in restructuring and impairment expense related to these activities. This is in addition to $224.3 million in restructuring and impairment expense incurred in 2009. The Company expects total costs for these restructuring activities to result in one-time restructuring and impairment expenses of $430 million to $460 million from 2009 through 2012 of which approximately 30% are expected to be non-cash. In 2010, the Company expects to incur restructuring expenses of $175 million to $195 million. The Company anticipates annual ongoing total savings from restructuring of approximately $240 million to $260 million upon completion of all announced restructuring activities. In the near-term, the Company has realized or estimates that it will realize savings from these restructuring activities, measured against 2008 spending, as follows:

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

Discontinued Operations

The Company’s efforts to sell MV are progressing and the Company is currently in discussions with potential buyers. During the first quarter of 2010, the Company incurred a $35.4 million loss from discontinued operations, which was comprised of operating losses and a fair value adjustment of $28.6 million, net of taxes.

Outlook(1)

On April 20, 2010, the Company reiterated its guidance to ship 201,000 to 212,000 Harley-Davidson motorcycles to dealers in 2010 and announced its expectation to ship 55,000 to 60,000 Harley-Davidson motorcycles in the second quarter of 2010.

On April 20, 2010, the Company reiterated that it expects gross margin to be between 32.0% and 33.5% for the full year of 2010. In addition, on April 20, 2010, the Company confirmed its expected capital expenditures for 2010 of approximately $235 million to $255 million including approximately $95 million to $110 million for capital expenditures made in connection with its restructuring activities in 2010. The Company anticipates it will have the ability to fund all capital expenditures in 2010 with internally generated funds.

Results of Operations for the Three Months Ended March 28, 2010

Compared to the Three Months Ended March 29, 2009

Consolidated Results

(in thousands, except earnings per share)	Three months ended		(Decrease) Increase	% Change
	March 28, 2010	March 29, 2009
Operating income from motorcycles & related products	$126,107	$231,013	$(104,906)	(45.4%)

Operating income from financial services	26,682	11,205	15,477	(138.1)

Operating income	152,789	242,218	(89,429)	(36.9)
Investment income	876	1,953	(1,077)	(55.1)
Interest expense	23,455	9,746	13,709	140.7

Income before income taxes	130,210	234,425	(104,215)	(44.5)
Provision for income taxes	61,469	106,372	(44,903)	(42.2)

Income from continuing operations	68,741	128,053	(59,312)	(46.3)
Loss from discontinued operations, net of income taxes	(35,416)	(10,706)	(24,710)	230.8

Net income	$33,325	$117,347	$(84,022)	(71.6%)

Diluted earnings per share from continuing operations	$0.29	$0.55	$(0.26)	(47.3%)

Diluted loss per share from discontinued operations	$(0.15)	$(0.05)	$(0.10)	200.0%

Diluted earnings per share	$0.14	$0.50	$(0.36)	(72.0%)

Operating income for the Motorcycles segment continued to be impacted by the difficult economic environment. Motorcycles operating income fell 45.4% during the first quarter of 2010 driven by a decrease in shipments of Harley-Davidson motorcycles and restructuring charges. Operating income for the Financial Services segment was $26.7 million during the first quarter of 2010, an increase of $15.5 million. The return to profitability at HDFS after three consecutive quarters of operating losses was primarily driven by improved credit performance in the retail motorcycle loan portfolio and by lower cost of funds. The lower cost of funds was due in part to HDFS’ repayment in the fourth quarter of 2009 of amounts related to the Company’s $600.0 million senior unsecured notes issued in February 2009.

Interest expense for the first quarter of 2010 includes $22.5 million related to those senior unsecured notes, compared to $8.0 million in the first quarter of 2009. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance of the notes to HDFS in order to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full proceeds were held at HDMC. Interest expense for the periods during which the proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for the first quarter of 2010 was 47.2% compared to 45.4% for the first quarter of 2009. During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013; however, the Company has accounted for both Acts in the first quarter of 2010. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. In addition, the increase in the effective income tax rate from the first quarter of 2009 to the first quarter of 2010 was partially due to the expiration of the federal research and development tax credit. During the first quarter of 2009, an unanticipated change in Wisconsin tax law resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards. For 2010, the Company expects its full year effective income tax rate to be approximately 40.5% for continuing operations.(1)

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 18.2% during the first quarter of 2010 compared to the first quarter of 2009. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 24.3% in the United States and 2.8% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 21.4% in the United States for the three months ended March 31, 2010 and down 11.2% in Europe for the two months ended February 28, 2010 when compared to the same periods in 2009. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended		(Decrease) Increase	% Change
	March 31, 2010	March 31, 2009
North America Region
United States	31,845	42,041	(10,196)	(24.3%)
Canada	1,895	1,867	28	1.5

Total North America Region	33,740	43,908	(10,168)	(23.2)

Europe Region (Includes Middle East and Africa)
Europe(b)	7,558	7,567	(9)	(0.1)
Other	931	821	110	13.4

Total Europe Region	8,489	8,388	101	1.2

Asia Pacific Region
Japan	2,018	2,270	(252)	(11.1)
Other	2,416	2,648	(232)	(8.8)

Total Asia Pacific Region	4,434	4,918	(484)	(9.8)

Latin America Region	1,262	1,369	(107)	(7.8)

Total Worldwide Retail Sales	47,925	58,583	(10,658)	(18.2%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	Three months ended		Decrease	% Change
	March 31, 2010	March 31, 2009
United States(a)	57,007	72,572	(15,565)	(21.4%)

	Two months ended		Decrease	% Change
	February 28, 2010	February 28, 2009
Europe(b)	27,763	31,268	(3,505)	(11.2%)

(a)	U.S. industry data includes 651+cc models derived from submission of motorcycle retail sales by each major manufacturer to an independent third party. This third party data is subject to revision and update. Industry data includes three-wheeled vehicles.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update. Industry data includes three-wheeled vehicles.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended				Decrease	% Change
	March 28, 2010		March 29, 2009
United States	35,668	66.5%	52,710	70.6%	(17,042)	(32.3%)
International	18,006	33.5%	21,960	29.4%	(3,954)	(18.0)

Harley-Davidson motorcycle units	53,674	100.0%	74,670	100.0%	(20,996)	(28.1%)

Touring motorcycle units	22,885	42.6%	25,975	34.8%	(3,090)	(11.9%)
Custom motorcycle units*	22,572	42.1%	31,919	42.7%	(9,347)	(29.3)
Sportster motorcycle units	8,217	15.3%	16,776	22.5%	(8,559)	(51.0)

Harley-Davidson motorcycle units	53,674	100.0%	74,670	100.0%	(20,996)	(28.1%)

Buell motorcycle units	1,774		2,441		(667)	(27.3%)

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 53,674 Harley-Davidson motorcycles worldwide during the first quarter of 2010, which was 28.1% lower than the first quarter of 2009. The first quarter 2010 shipment volume was in line with Company expectations and resulted in significantly lower U.S. dealer inventory at the end of the first quarter of 2010 compared to the end of the first quarter of 2009. Touring motorcycle unit mix increased 7.8 percentage points while Sportster motorcycle mix decreased 7.2 percentage points from the first quarter 2009 to the first quarter 2010. The shift in mix between Touring and Sportster was primarily due to continued demand for the Company’s higher-end Touring models combined with Sportster production schedules in 2009. During the first half of 2009, Sportster production was increased in anticipation of a more price-conscious consumer. However, consumer preference during 2009 skewed towards Touring models so the Company significantly reduced Sportster production during the fourth quarter of 2009 and slowed production during the first quarter of 2010. As 2010 progresses, the Company expects Sportster mix to return to historical ranges.(1) The Company announced on April 20, 2010 that it anticipates shipping between 55,000 to 60,000 Harley-Davidson motorcycle units in the second quarter of 2010.(1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended		(Decrease) Increase	% Change
	March 28, 2010	March 29, 2009
Revenue:
Harley-Davidson motorcycles	$808,806	$1,010,809	$(202,003)	(20.0%)
Buell motorcycles	10,790	19,144	(8,354)	(43.6)

	819,596	1,029,953	(210,357)	(20.4)

Parts & Accessories	149,086	169,662	(20,576)	(12.1)
General Merchandise	66,255	75,190	(8,935)	(11.9)
Other	2,398	3,627	(1,229)	(33.9)

Total revenue	1,037,335	1,278,432	(241,097)	(18.9)

Cost of goods sold	657,788	804,386	(146,598)	(18.2)

Gross profit	379,547	474,046	(94,499)	(19.9)

Selling & administrative expense	175,095	170,746	4,349	2.5
Engineering expense	30,109	37,425	(7,316)	(19.5)
Restructuring expense	48,236	34,862	13,374	38.4

Operating expense	253,440	243,033	10,407	4.3

Operating income from motorcycles	$126,107	$231,013	$(104,906)	(45.4%)

The following table includes the estimated impact of significant factors affecting the comparability of revenues and gross profit from the first quarter of 2009 to the first quarter of 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
March 29, 2009	$1,278	$804	$474

Volume	(338)	(218)	(120)
Foreign currency exchange rates and hedging	32	36	(4)
Product mix	65	11	54
Raw material prices	—	1	(1)
Manufacturing costs	—	24	(24)

Total	(241)	(146)	(95)

March 28, 2010	$1,037	$658	$379

•	Volume decreases were primarily the result of the 28.1% decrease in wholesale shipments of Harley-Davidson motorcycle units as well as lower volumes for Parts and Accessories and General Merchandise.

•

Foreign currency exchange rate changes, primarily due to a strengthening Euro and Australian dollar during the first quarter of 2010, resulted in a positive impact on net revenue. However, gains and losses associated with foreign currency hedging (included in cost of goods sold) more than offset the positive impact of currency included in net revenue.

•

Product mix benefited revenue and gross profit due to a shift primarily towards the Company’s higher margin touring motorcycles and changes in product mix within the Company’s motorcycle families. Product mix changes were also impacted by motorcycle option offerings, shipment location and related products.

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

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities and increased international spending partially offset by ongoing cost reduction initiatives. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended		Increase (Decrease)	% Change
	March 28, 2010	March 29, 2009
Interest income	$160,012	$96,158	$63,854	66.4%
Loss from securitizations	—	(4,136)	4,136	N/M
Other income	9,825	12,645	(2,820)	(22.3)

Financial services revenue	169,837	104,667	65,170	62.3

Interest expense	81,203	53,700	27,503	51.2
Provision for credit losses	31,806	5,911	25,895	438.1
Operating expenses	30,146	33,851	(3,705)	(10.9)

Financial services expense	143,155	93,462	49,693	53.2

Operating income from financial services	$26,682	$11,205	$15,477	138.1%

On January 1, 2010, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” (codified within ASC Topic 860) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (codified in ASC Topic 810). As a result of the adoption of the new accounting guidance, the Company consolidated the assets and liabilities of its formerly unconsolidated QSPEs on January 1, 2010. Beginning in the three month period ended March 28, 2010, the Company began recognizing interest income and credit losses on the previously unconsolidated securitized receivables and interest expense on the related debt within its statements of operations. The Company’s statement of operations no longer includes income from securitizations including the initial gain or loss previously recorded on off-balance sheet securitizations, income on the investment in retained securitization interests and servicer fees. In addition, the Company will no longer incur charges related to other-than-temporary impairments on its investment in retained securitization interests as that asset has been derecognized.

Interest income for the three months ended March 28, 2010 benefited primarily from higher average retail finance receivables, which was driven by the consolidation of formerly off-balance sheet QSPEs. Interest expense was higher as a result of the increased borrowings related to the newly consolidated securitization trusts, partially offset by a lower cost of funds.

During the quarter ended March 28, 2010, there was no income or loss from securitizations due to the elimination of the investment in retained securitization interests. During the first quarter 2009, HDFS recorded a $17.1 million other-than-temporary impairment of certain retained securitization interests as a result of higher actual and anticipated credit losses on those securitization portfolios. Partially offsetting the other-than-temporary impairment was $13.0 million of income earned from the investment in the retained securitization interests.

Other income decreased during the first quarter of 2010 compared to the first quarter of 2009 primarily due to a $3.4 million derivative loss and no servicer fee income, offset by the benefit of no lower of cost or market valuation adjustment for finance receivables held for sale. As a result of the consolidation of the formerly off-balance sheet securitization trusts, the Company no longer records servicer fee income from servicing off-balance sheet finance receivables. During the first quarter of 2009, the Company earned $7.8 million of servicer fee income. During the first quarter of 2009, the Company recognized an $8.6 million charge to earnings for a lower of cost or market valuation adjustment related to its finance receivables held for sale. The charge, which was the result of the determination that the cost exceeded the fair value of the finance receivables held for sale, was due to higher projected credit losses partially offset by lower funding costs. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflected assumptions that market participants would use.

The provision for credit losses related to retail receivables increased by $28.5 million and the provision for credit losses related to wholesale receivables decreased $1.9 million in the first quarter of 2010 compared to the first quarter of 2009. The increase in the provision for retail credit losses in the first quarter of 2010 was primarily driven by an increase in finance receivables held for investment including those held by VIEs. The increase in finance receivables was largely due to the consolidation of previously unconsolidated securitized finance receivables during the first quarter of 2010 as well as the second quarter 2009 reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment. As part of the January 1, 2010 adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860, the Company established an initial allowance for credit losses of $49.4 million related to the previously unconsolidated securitized finance receivables through an adjustment to retained earnings. Subsequent changes in the provision are included in the statement of operations.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.83% during the first quarter of 2010 compared to 3.41% during the first quarter of 2009. The 30-day delinquency rate for managed retail motorcycle loans at March 28, 2010 decreased to 4.57% from 4.89% at March 29, 2009. At March 28, 2010, managed retail loans were comprised of all loans held by HDFS, including those that were consolidated beginning January 1, 2010. Prior to January 1, 2010, managed retail loans include loans held by HDFS as well as those sold through off-balance sheet securitization transactions. The decrease in credit losses from the first quarter of 2009 was due to a lower frequency of loss and improvement in the recovery values of repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	Three months ended
	March 28, 2010	March 29, 2009
Balance, beginning of period	$150,082	$40,068
Allowance related to newly consolidated finance receivables(1)	49,424	—
Provision for finance credit losses	31,806	5,911
Charge-offs, net of recoveries	(39,212)	(5,445)

Balance, end of period	$192,100	$40,534

(1)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company established a $49.4 million allowance for finance credit losses related to the newly consolidated finance receivables.

At March 28, 2010, the allowance for finance credit losses on finance receivables held for investment was $175.7 million for retail receivables, which includes $128.3 million related to receivables held by VIEs, and $16.4 million for wholesale receivables. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables held for investment was $26.4 million for retail receivables and $14.1 million for wholesale receivables at March 29, 2009. At March 29, 2009, the Company classified $2.67 billion of finance receivables as held for sale, which were carried at the lower of cost or estimated fair value. As such, no amount of the allowance for credit losses was related to the finance receivables held for sale at March 29, 2009.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Operating expenses decreased $3.7 million in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to a reduction in salaries and benefits expense resulting from actions taken as part of the 2009 restructuring plan.

Other Matters

Contractual Obligations

As described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance that resulted in the consolidation of formerly off-balance sheet securitization trusts. As a result of the newly consolidated securitization trusts, the amount of debt carried in the Company’s consolidated financial statements has increased significantly since December 31, 2009. Accordingly, the Company has updated its Contractual Obligations table as of March 28, 2010 to reflect the new projected principal and interest payments for the remainder of 2010 and beyond as follows:

	2010	2011 - 2012	2013 - 2014	Thereafter	Total
Principal payments on debt	$1,254,316	$2,716,813	$2,034,193	$1,021,092	$7,026,414
Interest payments on debt	276,434	551,655	309,667	235,593	1,373,349

	$1,530,750	$3,268,468	$2,343,860	$1,256,685	$8,399,763

Interest obligations include the impact of interest rate hedges outstanding as of March 28, 2010. Interest for floating rate instruments, as calculated above, assumes rates in effect at March 28, 2010 remain constant.

There have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. In 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the case became final. Subsequently, on March 18, 2010, a group of individuals who appear to be inmates in a federal correctional institution filed a motion to intervene which was immediately dismissed by the District Court because judgment had already been entered. On April 5, 2010, two of the individuals filed notices of appeal of the dismissal, but all appellate activity has been stayed pending required filings by intervenors/appellants. Defendants will oppose the appeal and seek to have the Order dismissing the motion to intervene affirmed.

In 2005, three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin (one of which was later voluntarily dismissed), and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allege that officers and directors breached their fiduciary duties to the Company. In 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action were decided.

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. Lead plaintiffs in the consolidated state court derivative action filed an amended complaint on February 22, 2010 and defendants moved to dismiss the amended complaint in its entirety on April 26, 2010. Further briefing and a hearing on the motion to dismiss are pending.

The Company believes the allegations in the state court derivative lawsuit are without merit and it intends to vigorously defend against the suit. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

Liquidity and Capital Resources as of March 28, 2010

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through internally-generated cash flows. The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility and committed unsecured bank facilities and through the term asset-backed securitization market. The Company believes HDFS’ anticipated 2010 funding needs have been met through actions taken during 2009.(1) Any new capital market funding during 2010 is expected to be used to pre-fund 2011 funding requirements.(1)

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and credit facilities. In addition, the Company will continue to carry higher cash balances until the U.S. economy, as well as the capital and credit markets and the Company’s debt ratings, stabilize and improve.

The Company is currently reviewing its strategic options relative to its Financial Services operations in order to find more diversified and cost-effective funding to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Although the Company believes it has obtained the funding necessary to support HDFS’ operations for 2010(1), the Company recognizes that it must be able to adjust its business to a changing lending environment. The Company intends to continue to diversify its funding profile through a combination of short-term and long-term funding vehicles, reduce its reliance on the term asset-backed securitization market and continue to pursue all avenues to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity

The following table summarizes the operating, investing and financing cash flow activity of continuing operations for the periods indicated (in thousands):

	Three months ended
	March 28, 2010	March 29, 2009
Net cash provided by (used by) operating activities of continuing operations	$200,842	$(227,026)
Net cash provided by (used by) investing activities of continuing operations	183,546	(6,990)
Net cash (used by) provided by financing activities of continuing operations	(554,196)	553,681

Total	$(169,808)	$319,665

Operating Activities of Continuing Operations

The increase in operating cash flow for the first quarter of 2010 compared to the first quarter of 2009 was due primarily to the changes in classification of the Company’s retail lending activities and favorable movements in working capital.

Retail loans originated during the first quarter of 2009 were classified as held-for-sale based on the Company’s intent to securitize these U.S. retail motorcycle loans in off-balance sheet securitization transactions under prior U.S. GAAP. Accordingly, the origination and collection of these retail loans were components of operating cash flows. In connection with the Company’s adoption of the new guidance within ASC Topic 810 and ASC Topic 860 on January 1, 2010, all U.S. retail motorcycle finance receivables are considered held for investment, as the Company has the intent and ability to hold the finance receivables for the foreseeable future, or until maturity. Consistent with the adoption guidance within ASC Topic 810 and ASC Topic 860, which requires the Company to adopt the standards on a prospective basis as if they had always been in effect, the Company has classified the post-January 1, 2010 cash flows related to all of its retail motorcycle finance receivables as investing cash flows in the statement of cash flows.

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables held for investment. Capital expenditures were $14.6 million and $20.0 million during the first quarters of 2010 and 2009, respectively. Net changes in finance receivables held for investment in the first quarter of 2010 reflect the Company’s increased utilization of on-balance sheet term asset-backed securitization transactions subsequent to March 29, 2009 as well as the cash flows from finance receivables held by securitization trusts that were not consolidated prior to January 1, 2010. The effects of consolidating formerly off-balance sheet QSPEs are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. As of March 28, 2010, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.10 per share at a total cost of $23.5 million during each of the first quarters of 2010 and 2009.

As of March 28, 2010, debt increased by $2.54 billion compared to March 29, 2009, primarily driven by the Company’s adoption of new accounting guidance within ASC Topic 810 and ASC Topic 860, which resulted in the consolidation of all formerly off-balance sheet QSPE debt. The Company’s total outstanding debt consisted of the following as of March 28, 2010 and March 29, 2009 (in thousands):

	March 28, 2010	March 29, 2009
Credit facilities	$430,740	$384,203
Unsecured commercial paper	286,837	1,457,718
Medium-term notes	2,102,154	1,606,833
Senior unsecured notes	600,000	600,000

	3,419,731	4,048,754
Asset-backed conduit facility	—	432,806
Finance receivable securitization debt	3,606,683	—

Debt held by variable interest entities	3,606,683	432,806

Total debt	$7,026,414	$4,481,560

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 28, 2010 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Negative

Standard & Poor’s	A2	BBB	Stable

Fitch	F2	BBB+	Negative

Credit Facilities – On April 29, 2010, the Company and HDFS entered into a new $675.0 million 364-day credit facility (New 364-Day Credit Facility) to refinance and replace a $625.0 million 364-day credit facility (2009 364-Day Credit Facility), which matured in April 2010. The New 364-Day Credit Facility matures in April 2011. In connection with the New 364-Day Credit Facility, the Company and HDFS also entered into a new $675.0 million three-year credit facility to refinance and replace a $950.0 million three-year credit facility agreement, which was set to mature in July 2011. The new three-year credit facility matures in April 2013. The New 364-Day Credit Facility and the new three-year credit facility agreement (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.35 billion as of April 29, 2010 as a result of the Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 28, 2010 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018
$500,000	5.75%	November 2009	December 2014

The Notes provide for semi-annual interest payments and principal due at maturity. At March 28, 2010 and March 29, 2009, the Notes included a fair value adjustment increasing the balance by $4.7 million and $9.0 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.6 million and $2.1 million at March 28, 2010 and March 29, 2009, respectively.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance to HDFS in order to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company.

Asset-Backed Commercial Paper Conduit Facility – During April 2009, HDFS entered into a new revolving asset-backed conduit facility agreement (2009 Conduit Loan Agreement) to refinance and replace the existing $500.0 million asset-backed conduit facility agreement (2008 Conduit Loan Agreement). The 2009 Conduit Loan Agreement provides for the extension of credit by a group of third-party bank sponsored conduits, some of which were party to the 2008 Conduit Loan Agreement. The 2009 Conduit Loan Agreement provided for total revolving borrowings of up to $1.20 billion as of March 28, 2010 based on, among other things, the amount of eligible U.S. retail motorcycle loan collateral. As part of the April 2009 transaction, HDFS increased the U.S. retail motorcycle loan collateral by $354.4 million and also increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. At March 28, 2010, HDFS had no outstanding borrowings under the 2009 Conduit Loan Agreement.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment or $1.20 billion as of March 28, 2010. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 28, 2010, the 2009 Conduit Loan Agreement had an expiration date of April 29, 2010, at which time HDFS will be obligated to repay any amounts outstanding in full. On April 29, 2010, the 2009 Conduit Loan Agreement was extended by 90 days by mutual agreement of HDFS and its lenders. In addition, the total amount of borrowings available under the 2009 Conduit Loan Agreement was reduced from $1.20 billion to $600.0 million.

Finance Receivable Securitization Debt – On January 1, 2010, the Company adopted new guidance within ASC Topics 810 and 860 for consolidating VIEs. As a result, the Company consolidated the securitized U.S. retail motorcycle loans, resulting secured borrowings, and other related assets and liabilities related to the formerly unconsolidated QSPEs in the Company’s consolidated financial statements. The consolidation of the secured notes related to these VIEs resulted in a $1.89 billion increase in securitization debt on January 1, 2010, the effective date of adoption.

During 2009, the Company issued $2.46 billion of secured notes through four separate term asset-backed securitization transactions that were consolidated in the Company’s financial statements due to the structure of those transactions at the time of issuance.

For all of the term asset-backed securitization transactions, the Company transferred U.S. retail motorcycle loans to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle loans. The U.S. retail motorcycle loans included in the term asset-backed securitization transactions are only available for payment of the debt and other obligations arising from term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle loans are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2010 to 2017.

As of March 28, 2010, the assets of the VIEs totaled $4.48 billion, of which $4.06 billion of finance receivables and $397.7 million of cash were restricted as collateral for the payment of $3.61 billion of obligations under the secured notes. Approximately $898.9 million of the obligations under the secured notes were classified as current at March 28, 2010, based on the contractual maturities of the restricted finance receivables (the amounts of obligations classified as current debt held by VIEs and long-term debt held by VIEs have been revised from the corresponding amounts presented in the Company’s quarterly earnings press release on April 20, 2010).

Intercompany Borrowing – During the first quarter of 2009, HDFS borrowed $600.0 million from the Company with interest terms matching the Company’s senior unsecured notes described above. In addition, HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of March 28, 2010 and March 29, 2009, HDFS had no outstanding borrowings owed to the Company under the revolving credit line.

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

Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities and the asset-backed commercial paper conduit facility and various operating covenants under the Notes. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio of 2.0 to 1.0 during the period from April 29, 2010 until December 2010, 2.25 to 1.0 during the period from December 2010 until March 2011 and 2.5 to 1.0 thereafter. No financial covenants are required under the Notes.

At March 28, 2010, HDFS and the Company remained in compliance with all of the then existing covenants.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations consist of the operating and investing activities of MV. During the three months ended March 28, 2010 and March 29, 2009, cash flows from discontinued operations were a net cash outflow of $14.8 million and $20.2 million, respectively. The Company expects that consolidated cash flow will benefit once the divestiture of MV is complete, which is expected to be during 2010.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its strategy and successfully exit certain product lines and divest certain Company assets;

(ii)	effectively execute the Company’s restructuring plans within expected costs and timing;

(iii)	successfully achieve with the Company’s labor unions flexible and cost-effective agreements to accomplish restructuring goals and long-term competitiveness;

(iv)	manage the risks that the Company’s independent dealers may have difficulty obtaining capital, and adjusting to the recession and slowdown in consumer demand;

(v)	manage supply chain issues;

(vi)	anticipate the level of consumer confidence in the economy;

(vii)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital;

(viii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio;

(ix)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead;

(x)	manage production capacity and production changes;

(xi)	provide products, services and experiences that are successful in the marketplace;

(xii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace;

(xiii)	sell all of its motorcycles and related products and services to its independent dealers;

(xiv)	continue to develop the capabilities of its distributor and dealer network;

(xv)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations;

(xvi)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices;

(xvii)	adjust to healthcare inflation and reform, pension reform and tax changes;

(xviii)	retain and attract talented employees;

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

Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of additional factors and a more complete discussion of some of the cautionary statements noted above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2009.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. In 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the case became final. Subsequently, on March 18, 2010, a group of individuals who appear to be inmates in a federal correctional institution filed a motion to intervene which was immediately dismissed by the District Court because judgment had already been entered. On April 5, 2010, two of the individuals filed notices of appeal of the dismissal, but all appellate activity has been stayed pending required filings by intervenors/appellants. Defendants will oppose the appeal and seek to have the Order dismissing the motion to intervene affirmed.

In 2005, three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin (one of which was later voluntarily dismissed), and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. The lawsuits also name the Company as a nominal defendant. In general, the shareholder derivative complaints include factual allegations similar to those in the class action complaints and allege that officers and directors breached their fiduciary duties to the Company. In 2006, the state court consolidated the two state court derivative actions and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel, and the state court ordered that the consolidated state court derivative action be stayed until after motions to dismiss the federal securities class action were decided.

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. Lead plaintiffs in the consolidated state court derivative action filed an amended complaint on February 22, 2010 and defendants moved to dismiss the amended complaint in its entirety on April 26, 2010. Further briefing and a hearing on the motion to dismiss are pending.

The Company believes the allegations in the state court derivative lawsuit are without merit and it intends to vigorously defend against the suit. The Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail, for claims covered by the insurance coverage.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 28, 2010:

2010 Fiscal Month1	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	697	$25	—	22,558,421

February 1 to February 28	48,470	$24	—	23,371,546

March 1 to March 28	—	$—	—	23,371,546

Total	49,167	$24	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the first quarter ended March 28, 2010.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2009, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2010, the Company acquired 49,167 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 58 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 6, 2010	/s/ John A. Olin
John A. Olin
Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: May 6, 2010	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

3.1	Composite of Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through April 26, 2010

4.1	3-Year Credit Agreement dated as of April 29, 2010 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.2	364-Day Credit Agreement dated as of April 29, 2010 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.3	Amendment No. 1 to Loan and Servicing Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions party thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.4	Letter Agreement dated as of April 30, 2010 by and among certain subsidiaries of the Company, various institutions party thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, an Administrative Agent, relating to Amendment No. 1 to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

10.1	Employment Transition Agreement between the Registrant and Gail A. Lione dated February 8, 2010

10.2	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.3	Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.4	Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.5	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.6	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.7	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.8	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

10.9	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.10	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 28, 2010, filed on May 6, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.