Form 10-Q
period 2010-06-27
HARLEY DAVIDSON INC
filed 2010-08-05
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at July 30, 2010: 235,498,805 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 27, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenue:
Motorcycles and related products	$1,135,101	$1,135,734	$2,172,436	$2,414,166
Financial services	173,705	123,967	343,542	228,634

Total revenue	1,308,806	1,259,701	2,515,978	2,642,800

Costs and expenses:
Motorcycles and related products cost of goods sold	738,117	748,539	1,395,905	1,552,925
Financial services interest expense	69,121	79,118	150,324	132,818
Financial services provision for credit losses	9,262	75,475	41,068	81,386
Selling, administrative and engineering expense	243,429	229,364	478,779	471,386
Restructuring expense	30,125	15,131	78,361	49,993
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	1,090,054	1,176,014	2,144,437	2,316,895

Operating income	218,752	83,687	371,541	325,905
Investment income	1,551	317	2,427	2,270
Interest expense	23,591	840	47,046	10,586

Income before provision for income taxes	196,712	83,164	326,922	317,589
Provision for income taxes	57,425	49,787	118,894	156,159

Income from continuing operations	139,287	33,377	208,028	161,430
Loss from discontinued operations, net of tax	(68,130)	(13,627)	(103,546)	(24,333)

Net income	$71,157	$19,750	$104,482	$137,097

Earnings per common share from continuing operations:
Basic	$0.60	$0.14	$0.89	$0.69
Diluted	$0.59	$0.14	$0.89	$0.69
Loss per common share from discontinued operations:

Basic	$(0.29)	$(0.06)	$(0.44)	$(0.10)
Diluted	$(0.29)	$(0.06)	$(0.44)	$(0.10)

Earnings per common share:
Basic	$0.30	$0.08	$0.45	$0.59
Diluted	$0.30	$0.08	$0.45	$0.59

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) June 27, 2010	December 31, 2009	(Unaudited) June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,414,912	$1,630,433	$1,023,401
Marketable securities	86,518	39,685	—
Accounts receivable, net	248,620	269,371	253,544
Finance receivables held for investment, net	1,061,598	1,436,114	1,651,700
Restricted finance receivables held by variable interest entities, net	743,697	—	—
Inventories	296,920	323,029	403,524
Assets of discontinued operations	85,126	181,211	243,925
Restricted cash held by variable interest entities	344,595	—	—
Other current assets	304,015	462,106	346,299

Total current assets	4,586,001	4,341,949	3,922,393

Finance receivables held for investment, net	1,717,644	3,621,048	3,472,325
Restricted finance receivables held by variable interest entities, net	2,850,684	—	—
Property, plant and equipment, net	810,104	906,906	983,050
Goodwill	28,110	31,400	31,892
Other long-term assets	231,350	254,215	355,026

	$10,223,893	$9,155,518	$8,764,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,719	$162,515	$272,989
Accrued liabilities	592,185	514,084	523,233
Liabilities of discontinued operations	61,501	69,535	72,349
Short-term debt	322,941	189,999	1,690,910
Current portion of long-term debt	341,452	1,332,091	—
Current portion of long-term debt held by variable interest entities	817,602	—	—

Total current liabilities	2,377,400	2,268,224	2,559,481

Long-term debt	2,825,334	4,114,039	3,038,387
Long-term debt held by variable interest entities	2,227,025	—	—
Pension liability	244,115	245,332	491,021
Postretirement healthcare liability	265,326	264,472	263,712
Other long-term liabilities	147,689	155,333	159,302

Commitments and contingencies (Note 18)

Total shareholders’ equity	2,137,004	2,108,118	2,252,783

	$10,223,893	$9,155,518	$8,764,686

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 27, 2010	June 28, 2009
Net cash provided by (used by) operating activities of continuing operations (Note 3)	$726,010	$(124,962)

Cash flows from investing activities of continuing operations:
Capital expenditures	(45,754)	(49,113)
Origination of finance receivables held for investment	(1,201,812)	(281,486)
Collections on finance receivables held for investment	1,364,188	255,387
Collection of retained securitization interests	—	26,904
Purchases of marketable securities	(60,670)	—
Sales and redemptions of marketable securities	13,526	—

Net cash provided by (used by) investing activities of continuing operations	69,478	(48,308)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of senior unsecured notes	—	589,255
Proceeds from securitization debt	—	497,771
Repayments of securitization debt	(1,007,271)	(13,907)
Net increase (decrease) in credit facilities and unsecured commercial paper	38,235	(392,366)
Net borrowings of asset-backed commercial paper	—	87,706
Net change in restricted cash	21,946	(76,658)
Dividends	(47,033)	(46,913)
Purchase of common stock for treasury	(1,191)	(296)
Excess tax benefits from share-based payments	3,400	147
Issuance of common stock under employee stock option plans	7,184	10

Net cash (used by) provided by financing activities of continuing operations	(984,730)	644,749

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(3,172)	18,662

Net (decrease) increase in cash and cash equivalents of continuing operations	(192,414)	490,141

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(22,010)	(39,445)
Cash flows from investing activities of discontinued operations	—	(11,843)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,856)	(1,217)

	(23,866)	(52,505)

Net (decrease) increase in cash and cash equivalents	$(216,280)	$437,636

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,630,433	$568,894
Cash and cash equivalents of discontinued operations—beginning of period	6,063	24,664
Net (decrease) increase in cash and cash equivalents	(216,280)	437,636
Less: Cash and cash equivalents of discontinued operations—end of period	(5,304)	(7,793)

Cash and cash equivalents—end of period	$1,414,912	$1,023,401

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of June 27, 2010 and June 28, 2009, the condensed consolidated statements of operations for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended.

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

Effects of Adoption on January 1, 2010

The Company was required to adopt the new guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010. The Company determined that the formerly unconsolidated QSPEs that HDFS utilized were VIEs, of which the Company was the primary beneficiary, and consolidated them into the Company’s financial statements beginning January 1, 2010. In accordance with ASC Topic 810, the Company measured the initial carrying values of the assets and liabilities of the VIEs by determining what those values would have been on January 1, 2010 as if the new guidance had been in effect when the Company first met the conditions as the primary beneficiary. The Company’s VIEs are discussed in further detail in Note 6.

The initial adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860 did not impact the Company’s statement of operations. The following table summarizes the effects on the Company’s balance sheet of adopting the new guidance within ASC Topic 810 and ASC Topic 860 on January 1, 2010 (in thousands):

	As of December 31, 2009	Effect of consolidation	As of January 1, 2010
Finance receivables held for investment(1)	$4,961,894	$1,922,833	$6,884,727
Allowance for finance credit losses(1)	$(150,082)	$(49,424)	$(199,506)
Investment in retained securitization interests(1)	$245,350	$(245,350)	$—
Restricted cash held by variable interest entities(2)	$—	$198,874	$198,874
Other current assets(2)	$462,106	$40,224	$502,330
Accrued liabilities	$(514,084)	$(11,952)	$(526,036)
Long-term debt	$(5,446,130)	$(1,892,313)	$(7,338,443)
Retained earnings	$(6,324,268)	$40,591	$(6,283,677)
Accumulated other comprehensive loss	$417,898	$(3,483)	$414,415

(1)	These three lines items were reported together as Finance receivables held for investment, net prior to January 1, 2010.
(2)	At December 31, 2009, the Company had $167.7 million of restricted cash related to its 2009 on-balance sheet term-asset backed securitization transactions and its asset-backed commercial paper conduit facility. These amounts were reported within Other current assets as of December 31, 2009.

Financial Statement Comparability to Prior Periods

The new accounting guidance within ASC Topic 810 and ASC Topic 860 is adopted on a prospective basis. Prior periods have not been restated and therefore will not be comparable to the current period as discussed below.

Under the new accounting guidance, the Company’s securitization transactions are considered secured borrowings rather than asset sales. Beginning in 2010, the Company recognizes interest income and credit losses on the previously unconsolidated securitized receivables and interest expense on the related debt. The Company’s statement of operations no longer includes income from securitizations which consisted of an initial gain or loss on new securitization transactions, income on the investment in retained securitization interests and servicer fees. In addition, the Company will no longer incur charges related to other-than-temporary impairments on its investment in retained securitization interests as that asset has been derecognized.

Finance receivables consolidated as part of the adoption of the new accounting guidance, as well as finance receivables securitized as part of the Company’s 2009 on-balance sheet securitization transactions and finance receivables restricted as collateral under the Company’s asset-backed commercial paper conduit facility, are reported on the Company’s balance sheet as restricted finance receivables held for investment by VIEs. Prior to the adoption of the new accounting guidance, finance receivables held by VIEs were included in finance receivables held for investment. In addition, finance receivable securitization debt is now reported as debt held by VIEs.

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

3.	Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	June 27, 2010	December 31, 2009	June 28, 2009
Available-for-sale:
Corporate bond investments	$86,518	$39,685	$—

The Company’s available-for-sale securities have maturities of less than one year and are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first six months of 2010, the Company recognized gross unrealized losses of $0.8 million, or $0.5 million net of tax, to adjust amortized cost to fair value. There were no marketable securities held at June 28, 2009.

Finance Receivables

Finance receivables held for investment, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	June 27, 2010	December 31, 2009	June 28, 2009
Wholesale	$784,379	$870,001	$1,084,709
Retail	5,772,227	4,091,893	3,877,424

	6,556,606	4,961,894	4,962,133
Allowance for finance credit losses	(182,983)	(150,082)	(114,335)

	6,373,623	4,811,812	4,847,798
Investment in retained securitization interests	—	245,350	276,227

	$6,373,623	$5,057,162	$5,124,025

At June 27, 2010, the allowance for finance credit losses on finance receivables held for investment was $183.0 million which consisted of $170.5 million for retail finance receivables and $12.5 million for wholesale finance receivables. Of the $170.5 million allowance for finance credit losses on retail finance receivables, $107.4 million related to retail finance receivables held by VIEs.

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

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 27, 2010	December 31, 2009	June 28, 2009
Components at the lower of FIFO cost or market
Raw materials and work in process	$91,523	$104,641	$128,813
Motorcycle finished goods	144,671	168,002	206,297
Parts and accessories and general merchandise	96,163	84,823	105,005

Inventory at lower of FIFO cost or market	332,357	357,466	440,115
Excess of FIFO over LIFO cost	(35,437)	(34,437)	(36,591)

	$296,920	$323,029	$403,524

Operating Cash Flow

The reconciliation of net income to net cash provided by (used by) operating activities is as follows (in thousands):

	Six months ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$104,482	$137,097
Loss from discontinued operations	(103,546)	(24,333)

Income from continuing operations	208,028	161,430
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	136,600	123,852
Provision for employee long-term benefits	45,506	46,689
Contributions to pension and postretirement plans	(22,151)	(14,510)
Stock compensation expense	13,935	6,622
Net change in wholesale finance receivables	100,956	129,075
Origination of retail finance receivables held for sale	—	(1,180,467)
Collections on retail finance receivables held for sale	—	473,989
Impairment of retained securitization interests	—	32,165
Lower of cost or fair market value adjustment on finance receivables held for sale	—	5,895
Pension and postretirement healthcare plan curtailment and settlement expense	1,558	—
Provision for credit losses	41,068	81,386
Goodwill impairment	—	28,387
Foreign currency adjustments	(14,429)	(28,866)
Other, net	88,708	35,199
Changes in current assets and liabilities:
Accounts receivable, net	1,527	14,400
Finance receivables - accrued interest and other	7,742	1,064
Inventories	11,077	(9,814)
Accounts payable and accrued liabilities	134,389	(63,549)
Restructuring reserves	(25,391)	29,115
Derivative instruments	1,260	176
Other	(4,373)	2,800

Total adjustments	517,982	(286,392)

Net cash provided by (used by) operating activities of continuing operations	$726,010	$(124,962)

4.	MV Planned Divestiture

In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. The Company engaged a third party investment bank to assist with the marketing and sale of MV at a price that is reasonable relative to its fair value. The Company’s efforts to sell MV are progressing and the Company expects to complete its divestiture of MV during 2010. As a result, MV is presented as a discontinued operation for all periods presented.

The following table summarizes the net revenue, pre-tax loss and loss per common share from discontinued operations for the periods noted (in thousands except per share amounts):

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenue	$22,029	$17,914	$44,580	$30,130
Loss before income taxes	$(83,580)	$(14,615)	$(125,389)	$(25,301)
Net loss	$(68,130)	$(13,627)	$(103,546)	$(24,333)
Loss per common share	$(0.29)	$(0.06)	$(0.44)	$(0.10)

During the first half of 2010, the Company incurred a $125.4 million pre-tax loss from discontinued operations, or $103.5 million net of tax. Included in the first half 2010 operating loss was an impairment charge of $111.8 million, or $90.2 million net of tax, which represented the excess of net book value of the held-for-sale assets over the fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $32.3 million accounts receivable valuation allowance; $25.2 million inventory valuation allowance; $26.9 million fixed asset impairment; $15.8 million intangible asset impairment; $2.6 million other asset valuation allowance; and $9.0 million of currency translation adjustment.

At June 27, 2010, assets of discontinued operations consisted of $4.1 million of accounts receivable, net; $3.5 million of inventories; and $77.5 million of other assets. At June 27, 2010, liabilities of discontinued operations consisted $44.9 million of accounts payable and accrued liabilities and $16.6 million of other liabilities.

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

The 2009 Restructuring Plan included a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These headcount reductions began in 2009 and are expected to be completed during 2011.

Restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $430 million to $460 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $302.6 million of restructuring and impairment expense under the 2009 Restructuring Plan as of June 27, 2010, of which $78.4 million was incurred during the first six months of 2010. Approximately 2,500 employees have left the Company under the 2009 Restructuring Plan as of June 27, 2010.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of June 27, 2010 (in thousands):

	Motorcycles & Related Products					Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Restructuring expense	$39,452	$9,141	$—	$1,400	$49,993	$—	$—	$—	$49,993
Utilized - cash	(8,187)	—	—	(1,400)	(9,587)	—	—	—	(9,587)
Utilized - noncash	(4,533)	(9,141)	—	—	(13,674)	—	—	—	(13,674)

Balance, June 28, 2009	$26,732	$—	$—	$—	$26,732	$—	$—	$—	$26,732
Restructuring expense	64,317	17,764	18,024	70,878	170,983	1,679	1,623	3,302	174,285
Utilized - cash	(21,698)	—	—	(39,456)	(61,154)	(1,460)	(1,197)	(2,657)	(63,811)
Utilized - noncash	(33,281)	(17,764)	(18,024)	—	(69,069)	—	(426)	(426)	(69,495)

Balance, December 31, 2009	$36,070	$—	$—	$31,422	$67,492	$219	$—	$219	$67,711
Restructuring expense	27,527	33,724	—	17,110	78,361	—	—	—	78,361
Utilized - cash	(32,304)	—	—	(35,688)	(67,992)	(44)	—	(44)	(68,036)
Utilized - noncash	1,023	(33,724)	—	(2,840)	(35,541)	(175)	—	(175)	(35,716)

Balance, June 27, 2010	$32,316	$—	$—	$10,004	$42,320	$—	$—	$—	$42,320

Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs.

6.	Goodwill

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

As a result of the Company’s lower shipment volume projections and the decrease in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value and as such the Company recorded an impairment charge of $28.4 million which represented the Company’s total goodwill balance associated with the Financial Services segment.

7.	Asset-Backed Financing

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

HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of its VIEs within its consolidated financial statements. Servicing fees paid by VIEs to HDFS are eliminated in consolidation.

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

At June 27, 2010, the assets of the consolidated term asset-backed securitization SPEs totaled $3.91 billion and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by variable interest entities in the Company’s Condensed Consolidated Balance Sheet. At June 27, 2010, the SPEs held U.S. retail motorcycle finance receivables of $3.56 billion restricted as collateral for the payment of $3.04 billion of obligations under the secured notes. The SPEs also held $342.3 million of cash restricted for payment on the secured notes at June 27, 2010.

At June 28, 2009, the assets of the consolidated term asset-backed securitization SPE totaled $644.6 million and were primarily included in other current assets and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At June 28, 2009, the SPE held U.S. retail motorcycle finance receivables of $608.5 million restricted as collateral for the payment of $486.1 million of obligations under the secured notes. The SPE also held $33.1 million of cash restricted for payment on the secured notes at June 28, 2009.

Asset-Backed Commercial Paper Conduit Facility VIE

In December 2008, HDFS transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued $500.0 million of debt to third-party bank-sponsored asset-backed commercial paper conduits. The asset-backed commercial paper conduit facility SPE funded the purchase of the U.S. retail motorcycle finance receivables from HDFS primarily with cash obtained through the issuance of the debt. In April 2009, HDFS replaced its December 2008 asset-backed commercial paper conduit facility with a new revolving asset-backed commercial paper conduit agreement (2009 Conduit Loan Agreement). The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors.

The 2009 Conduit Loan Agreement provided for a total aggregate commitment of up to $600.0 million as of June 27, 2010 based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million as of June 27, 2010. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 27, 2010, the 2009 Conduit Loan Agreement had an expiration date of July 28, 2010, at which time HDFS would have been obligated to repay any amounts outstanding in full. Please refer to Note 20 for information regarding the extension of the 2009 Conduit Loan Agreement.

At June 27, 2010, HDFS had no borrowings outstanding under the 2009 Conduit Loan Agreement. The SPE held $38.8 million of finance receivables and $2.4 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million. The assets of the SPE totaled $43.2 million at June 27, 2010, and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet.

At June 28, 2009, HDFS the asset-backed commercial paper conduit facility SPE held finance receivables of $848.1 million restricted as collateral for the payment of the $600.5 million short-term asset-backed conduit facility debt, which was included in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $43.6 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt at June 28, 2009. The assets of the SPE totaled $916.8 million at June 28, 2009 and were primarily included in finance receivables held for investment, net and other current assets in the Company’s Condensed Consolidated Balance Sheet.

8.	Off-Balance Sheet Finance Receivable Securitizations

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

Prior to 2009, HDFS sold U.S. retail motorcycle finance receivables to securitization trusts through off-balance sheet term asset-backed securitization transactions. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased retail loans. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase U.S. retail motorcycle loans from HDFS.

Upon sale of the U.S. retail motorcycle loans to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests was included with finance receivables held for investment, net in the Condensed Consolidated Balance Sheets. In conjunction with prior year sales, the Company had investments in retained securitization interests of $276.2 million at June 28, 2009.

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

HDFS retained servicing rights on the U.S. retail motorcycle loans that it sold to the securitization trust and received annual servicing fees approximating 1% of the outstanding securitized retail loans. HDFS serviced $2.46 billion of U.S. retail motorcycle loans securitized in off-balance sheet term asset-backed securitization transactions as of June 28, 2009. The servicing fee paid to HDFS was considered adequate compensation for the services provided and was included in financial services revenue as earned. HDFS earned $22.2 million from contractually specified servicing fees, late fees, and ancillary fees during the first half of 2009. These fees were recorded in financial services revenue.

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

On March 30, 2009, the Company adopted new guidance codified within ASC Topic 320 regarding the recognition and presentation of other-than-temporary impairments. In accordance with this guidance, if management has no intent to sell the other-than-temporarily impaired investment and it is more likely than not that it will not be required to sell, only the credit loss component of the impairment is recognized in earnings, while the rest of the impairment is recognized as an unrealized loss in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining life of the investment as projected using assumptions for credit losses, prepayments and discounts rates as discussed below. Upon adoption, the Company recorded an increase to the opening balance of retained earnings of $22.5 million ($14.4 million, net of tax) and a decrease to accumulated other comprehensive income of $22.5 million ($14.4 million, net of tax) to reclassify the non-credit component of $52.2 million of previously recognized impairments on its investment in retained securitization interests. The credit component of previously recognized impairments on its investment in retained securitization interests was $29.7 million. The fair value of the investment in retained securitization interests did not change.

During the three months ended June 28, 2009, the Company recorded other-than-temporary impairments related to its investment in retained securitization interests. The impairments were due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds on certain securitization portfolios. As prescribed by the new guidance within ASC Topic 320, the Company recognized the credit component of the other-than-temporary impairment in earnings and the non-credit component in other comprehensive income as the Company did not intend to sell the investment and it was more likely than not that the Company would not be required to sell it prior to recovery of its cost basis. The components of the impairment were as follows (in thousands):

Three months ended
June 28, 2009
Total other-than-temporary impairment losses	$13,668
Portion of loss reclassified from other comprehensive income	1,366

Net impairment losses recognized in earnings	$15,034

The following activity only applied to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment was recognized in earnings and a component was recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests held as of June 28, 2009 was as follows (in thousands):

Three months ended
June 28, 2009
Balance, beginning of period	$29,686
Credit component recognized in earnings during the period	15,034
Reductions due to sale/repurchase(1)	(391)

Balance, end of period	$44,329

(1)	The Company exercised its 10% clean up call repurchase option for certain securitization trusts.

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

	June 28, 2009
	Total Investment in Retained Securitization Interests	Investment in Retained Securitization Interests Currently in a Loss Position for less than 12 Months	Investment in Retained Securitization Interests Currently in a Gain Position
Amortized cost	$298,264	$266,441	$31,823
Gross unrealized gains	649	—	649
Gross unrealized losses	(22,686)	(22,686)	—

Fair value	$276,227	$243,755	$32,472

The unrealized loss position was primarily due to an increased discount rate in the fourth quarter of 2008 from 12% to 18%. None of the investments in retained securitization interests had been in a continuous unrealized loss position for more than 12 months.

The investment in retained securitization interests had no stated contractual maturity date. Historically, the investment in retained securitization interests had a life of approximately four years.

As of June 28, 2009, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

Prepayment speed (Single Monthly Mortality)	1.75%
Weighted-average life (in years)	2.08
Expected cumulative net credit losses	5.31%
Residual cash flows discount rate	17.83%

Expected cumulative net credit losses were a key assumption in the valuation of the investment in retained securitization interests. As of June 28, 2009, weighted-average expected net credit losses for all active securitizations were 5.31%. The table below summarizes, as of June 28, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted:

	Loans securitized in
Expected weighted-average cumulative net credit losses (%) as of :	2009	2008	2007	2006	2005
June 28, 2009	—	5.50%	5.59%	5.13%	4.66%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at June 28, 2009 was as follows (dollars in thousands):

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

The following table provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the six months ended June 28, 2009 (in thousands):

Proceeds from new securitizations	$—
Servicing fees received	$15,202
Other cash flows received on retained interests	$32,927
10% clean-up call repurchase option	$100,317

Prior to the adoption of the new accounting guidance discussed in Note 2, managed retail motorcycle loans consisted of all retail motorcycle installment loans serviced by HDFS including those held by off-balance sheet securitization trusts and those held by HDFS. As of June 28, 2009, managed retail motorcycle loans totaled $5.92 billion, of which $2.46 billion were securitized in off-balance sheet term asset-backed securitization transactions. The principal amount of managed retail motorcycle loans 30 days or more past due was $262.4 million at June 28, 2009. The principal amount of securitized retail motorcycle loans 30 days or more past due was $147.0 million at June 28, 2009. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $78.7 million during the first half of 2009 which included securitized retail motorcycle loan credit losses, net of recoveries, of $47.0 million.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at June 27, 2010 (in thousands):

	June 27, 2010		June 28, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,414,912	$1,414,912	$1,023,401	$1,023,401
Marketable securities	$86,518	$86,518	$—	$—
Accounts receivable, net	$248,620	$248,620	$253,544	$253,544
Derivatives	$11,459	$11,459	$18,280	$18,280
Finance receivables, net	$6,403,639	$6,373,623	$4,881,750	$4,847,798
Investment in retained securitization interests	$—	$—	$276,227	$276,227
Restricted cash held by variable interest entities	$344,595	$344,595	$76,658	$76,658

Liabilities:
Accounts payable	$833,904	$833,904	$796,222	$796,222
Derivatives	$9,860	$9,860	$19,705	$19,705
Unsecured commercial paper	$440,441	$440,441	$1,009,876	$1,009,876
Asset-backed commercial paper conduit facility	$—	$—	$600,542	$600,542
Credit facilities	$348,817	$348,817	$426,805	$426,805
Medium-term notes	$2,118,054	$2,100,469	$1,390,809	$1,605,982
Senior unsecured notes	$801,362	$600,000	$790,933	$600,000
Finance receivable securitization debt	$3,112,328	$3,044,627	$498,002	$486,092

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

The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following tables.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2010 and June 28, 2009 (in thousands):

	Balance as of June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$913,272	$913,272	$—	$—
Marketable securities	86,518	—	86,518	—
Derivatives	11,459	—	11,459	—

	$1,011,249	$913,272	$97,977	$—

Liabilities:
Derivatives	$9,860	$—	$9,860	$—

	Balance as of June 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$799,846	$799,846	$—	$—
Derivatives	18,280	—	18,280	—
Investment in retained securitization interests	276,227	—	—	276,227

	$1,094,353	$799,846	$18,280	$276,227

Liabilities:
Derivatives	$19,705	$—	$19,705	$—

The investment in retained securitization interests was valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at June 28, 2009. The following table presents additional information about the investment in retained securitization interests which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 28, 2009	Six months ended June 28, 2009
Balance, beginning of period	$315,543	$330,674
Realized losses included in financial services income(a)	(7,676)	(11,812)
Unrealized gains included in other comprehensive income(b)	1,265	4,623
Sales, repurchases and settlements, net	(32,905)	(47,258)

Balance, end of period	$276,227	$276,227

(a)	As discussed in Note 7, realized (losses)/gains included in financial services income includes an other-than-temporary impairment charge of $15.0 million and $32.2 million for the three and six months ended June 28, 2009, respectively.
(b)	During the three and six months ended June 28, 2009, $1.4 million of net unrealized losses were reclassified out of accumulated other comprehensive income into financial services income.

As discussed in Note 2, upon adoption of the new guidance within ASC Topic 810 and ASC Topic 860, the Company derecognized its investment in retained securitization interests on January 1, 2010. The carrying value of the investment in retained securitization interests that was derecognized on that date was $245.4 million.

Non-Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis as of June 27, 2010 (in thousands):

	Balance as of June 27, 2010	Significant Unobservable Inputs (Level 3)	Total Losses
Net assets of discontinued operations	$23,625	$23,625	$111,759

At June 27, 2010, the net assets of MV, which are held for sale and presented as discontinued operations, were carried at the lower of cost or fair value (less estimated selling costs) using significant unobservable inputs (Level 3). During the first half of 2010, the Company recorded an impairment charge of $111.8 million which represented the excess of net book value of the held-for-sale assets over the expected fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $32.3 million accounts receivable valuation allowance; $25.2 million inventory valuation allowance; $26.9 million fixed asset impairment; $15.8 million intangible asset impairment; $2.6 million other asset valuation allowance; and $9.0 million of currency translation adjustment. In determining the fair value of MV, the Company considered information gained through its efforts to sell MV.

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

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	June 27, 2010			June 28, 2009
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)
Foreign currency contracts(3)	$74,033	$6,912	$—	$294,831	$—	$7,918
Natural gas contracts(3)	2,209	—	138	3,162	—	402
Interest rate swaps - unsecured commercial paper(3)	155,000	—	9,656	203,700	—	11,385
Interest rate swaps - medium-term notes(4)	150,000	2,918	—	150,000	8,027	—

Total	$381,242	$9,830	$9,794	$651,693	$8,027	$19,705

	June 27, 2010			June 28, 2009
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)
Derivatives - securitization transactions	$135,836	$—	$66	$530,161	$716	$—
Derivatives - conduit facility	513,955	1,629	—	631,251	9,537	—

	$649,791	$1,629	$66	$1,161,412	$10,253	$—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended		Six months ended
Cash Flow Hedges	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Foreign currency contracts	$4,470	$(17,715)	$13,871	$8,717
Natural gas contracts	255	(222)	(649)	(980)
Interest rate swaps - unsecured commercial paper	(1,681)	1,751	(3,481)	1,071
Interest rate swaps - conduit facility	—	(711)	—	(1,447)

Total	$3,044	$(16,897)	$9,741	$7,361

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Six months ended		Expected to be Reclassified Over the Next Twelve Months
Cash Flow Hedges	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Foreign currency contracts(1)	$3,320	$6,654	$3,681	$27,870	$5,505
Natural gas contracts(1)	(352)	(955)	(460)	(1,912)	(138)
Interest rate swaps - unsecured commercial paper(2)	(1,558)	(2,212)	(3,344)	(4,540)	(5,510)
Interest rate swaps - conduit facility(2)	—	(4,825)	—	(6,452)	—

Total	$1,410	$(1,338)	$(123)	$14,966	$(143)

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the three and six months ended June 27, 2010 and June 28, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Loss Recognized in Income on Derivative
	Three months ended		Six months ended
Fair Value Hedges	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest rate swaps - medium-term notes(1)	$(1,798)	$(924)	$(3,154)	$(1,671)

	Amount of Gain Recognized in Income on Hedged Debt
	Three months ended		Six months ended
Fair Value Hedges	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest rate swaps - medium-term notes(1)	$1,798	$924	$3,154	$1,671

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives not Designated as Hedges	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Derivatives - securitization transactions(1)	$2	$205	$(7)	$404
Derivatives - conduit facility(1)	(2,210)	513	(5,574)	233

	$(2,208)	$718	$(5,581)	$637

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

12.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	June 27, 2010		June 28, 2009
Net income		$71,157		$19,750
Other comprehensive income, net of tax:
Foreign currency translation adjustment		(21,413)		28,915
Investment in retained securitization interest:
Unrealized net losses arising during the period	—		(65)
Less: net losses reclassified into net income	—	—	(876)	811

Derivative financial instruments:
Unrealized net gains (losses) arising during period	1,907		(9,469)
Less: net gains (losses) reclassified into net income	861	1,046	(794)	(8,675)

Marketable securities
Unrealized losses on marketable securities	(26)	(26)	—	—

Pension and postretirement benefit plans:
Amortization of actuarial loss	4,970		2,534
Amortization of net prior service cost	317	5,287	693	3,227

		$56,051		$44,028

	Six months ended
	June 27, 2010		June 28, 2009
Net income		$104,482		$137,097
Other comprehensive income, net of tax:
Foreign currency translation adjustment		(30,231)		9,566
Investment in retained securitization interest:
Unrealized net gains arising during the period	—		2,105
Less: net losses reclassified into net income	—	—	(876)	2,981

Derivative financial instruments:
Unrealized net gains arising during period	6,070		5,711
Less: net gains reclassified into net income	(124)	6,194	9,227	(3,516)

Marketable securities
Unrealized losses on marketable securities	(510)	(510)	—	—

Pension and postretirement benefit plans:
Amortization of actuarial loss	9,939		5,334
Amortization of net prior service cost	634		1,432
Pension and postretirement plan funded status adjustment	—		4,147
Less: actuarial loss reclassified into net income due to settlement	(1,625)		(232)
Less: actuarial loss reclassified into net income due to curtailment	—		(8,352)
Less: prior service credit (cost) reclassified into net income due to curtailment gain (loss)	644	11,554	(2,839)	22,336

		$91,489		$168,464

13.	Income Taxes

During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change which affected the Company’s first quarter 2010 income tax rate.

The Company’s second quarter 2010 income tax rate was affected by the favorable conclusion of an Internal Revenue Service audit during the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable.

During the first quarter of 2009, an unanticipated change in Wisconsin tax law resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards with a corresponding charge to income tax expense.

During the second quarter of 2009, the Company incurred a $28.4 million non-deductible goodwill impairment.

14.	Product Warranty and Safety Recall Campaigns

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Balance, beginning of period	$70,204	$64,807	$68,044	$64,543
Warranties issued during the period	7,454	11,123	17,357	23,811
Settlements made during the period	(14,808)	(16,813)	(28,073)	(32,937)
Recalls and changes to pre-existing warranty liabilities	(281)	1,818	5,241	5,518

Balance, end of period	$62,569	$60,935	$62,569	$60,935

The liability for safety recall campaigns was $2.7 million and $3.0 million as of June 27, 2010 and June 28, 2009, respectively.

15.	Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of June 27, 2010 and June 28, 2009.

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$139,287	$33,377	$208,028	$161,430

Denominator:
Denominator for basic earnings per share-weighted-average common shares	233,314	232,616	233,094	232,442
Effect of dilutive securities - employee stock compensation plan	1,539	904	1,399	646

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	234,853	233,520	234,493	233,088

Earnings per common share from continuing operations:
Basic	$0.60	$0.14	$0.89	$0.69
Diluted	$0.59	$0.14	$0.89	$0.69

Outstanding options to purchase 4.2 million and 5.1 million shares of common stock for the three months ended June 27, 2010 and June 28, 2009, respectively, and 4.3 million and 5.5 million shares of common stock for the six months ended June 27, 2010 and June 28, 2009, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Pension and SERPA Benefits
Service cost	$10,393	$12,894	$20,786	$24,918
Interest cost	19,457	20,526	38,914	39,155
Expected return on plan assets	(24,344)	(24,103)	(48,688)	(45,855)
Amortization of unrecognized:
Prior service cost	1,133	1,576	2,266	3,041
Net loss	5,642	3,064	11,284	6,091
Curtailment loss	—	—	—	4,164
Settlement loss	—	—	2,582	370

Net periodic benefit cost	$12,281	$13,957	$27,144	$31,884

Postretirement Healthcare Benefits
Service cost	$2,517	$2,945	$5,034	$5,946
Interest cost	5,297	5,845	10,594	11,572
Expected return on plan assets	(2,445)	(2,858)	(4,890)	(5,652)
Amortization of unrecognized:
Prior service credit	(629)	(297)	(1,258)	(584)
Net loss	2,251	1,424	4,502	2,866
Curtailment (gain) loss	—	—	(1,023)	369

Net periodic benefit cost	$6,991	$7,059	$12,959	$14,517

As disclosed in Note 5, the Company recorded restructuring expense of $78.4 million related to its Motorcycles segment during the first half of 2010. The restructuring action resulted in a postretirement healthcare plan curtailment gain of $1.0 million, which is included in the $78.4 million restructuring expense, and a decrease to equity of $1.0 million, or $0.6 million net of tax, which is included in accumulated other comprehensive income, during the first half of 2010. During the first half of 2009, the Company recorded restructuring expense of $50.0 million, which included a pension and postretirement healthcare plan curtailment loss of $4.5 million, and an increase to equity of $13.3 million.

During the first half of 2010, the Company incurred a $2.6 million settlement loss related to its SERPA plans compared to a settlement loss of $0.4 million during the first half of 2009. The settlement losses were the result of benefit payments made to former executives who departed from the Company during 2009.

17.	Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Motorcycles net revenue	$1,135,101	$1,135,734	$2,172,436	$2,414,166
Gross profit	396,984	387,195	776,531	861,241
Selling, administrative and engineering expense	208,952	197,871	414,156	406,042
Restructuring expense	30,125	15,131	78,361	49,993

Operating income from Motorcycles	157,907	174,193	284,014	405,206

Financial services income	173,705	123,967	343,542	228,634
Financial services expense	112,860	186,086	256,015	279,548
Goodwill impairment	—	28,387	—	28,387

Operating income (loss) from Financial Services	60,845	(90,506)	87,527	(79,301)

Operating income	$218,752	$83,687	$371,541	$325,905

As discussed in Note 2, Financial Services operating income for the three and six months ended June 27, 2010 includes the effects of consolidating formerly unconsolidated QSPEs.

As discussed in Note 3, Financial Services operating income for the three and six months ended June 28, 2009 includes a $72.7 million charge related to increased provision for credit losses resulting from the one-time reclassification of finance receivables held for sale to finance receivables held for investment.

As discussed in Note 8, operating income from Financial Services for the three and six months ended June 28, 2009 includes an other-than-temporary impairment charge of $15.0 million and $32.2 million, respectively, related to the investment in retained securitization interests.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. In 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the case became final. Subsequently, on March 18, 2010, a group of individuals who appear to be inmates in a federal correctional institution filed a motion to intervene which was immediately dismissed by the District Court because judgment had already been entered. On April 5, 2010, two of the individuals filed notices of appeal of the dismissal. On May 27, 2010, the Court of Appeals for the Seventh Circuit dismissed the appeals for failure to pay the required docketing fees. The dismissal of the action again became final.

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

	Three months ended June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,135,562	$—	$(461)	$1,135,101
Financial services	—	174,327	(622)	173,705

Total revenue	1,135,562	174,327	(1,083)	1,308,806
Costs and expenses:
Motorcycles and related products cost of goods sold	738,117	—	—	738,117
Financial services interest expense	—	69,121	—	69,121
Financial services provision for credit losses	—	9,262	—	9,262
Selling, administrative and engineering expense	209,574	34,938	(1,083)	243,429
Restructuring expense	30,125	—	—	30,125

Total costs and expenses	977,816	113,321	(1,083)	1,090,054

Operating income	157,746	61,006	—	218,752
Investment income	1,551	—	—	1,551
Interest expense	23,591	—	—	23,591

Income before provision for income taxes	135,706	61,006	—	196,712
Provision for income taxes	35,463	21,962	—	57,425

Income from continuing operations	100,243	39,044	—	139,287
Loss from discontinued operations, net of tax	(68,130)	—	—	(68,130)

Net income	$32,113	$39,044	$—	$71,157

	Six months ended June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,172,897	$—	$(461)	$2,172,436
Financial services	—	343,852	(310)	343,542

Total revenue	2,172,897	343,852	(771)	2,515,978
Costs and expenses:
Motorcycles and related products cost of goods sold	1,395,905	—	—	1,395,905
Financial services interest expense	—	150,324	—	150,324
Financial services provision for credit losses	—	41,068	—	41,068
Selling, administrative and engineering expense	414,466	65,084	(771)	478,779
Restructuring expense	78,361	—	—	78,361

Total costs and expenses	1,888,732	256,476	(771)	2,144,437

Operating income	284,165	87,376	—	371,541
Investment income	2,427	—	—	2,427
Interest expense	47,046	—	—	47,046

Income before provision for income taxes	239,546	87,376	—	326,922
Provision for income taxes	87,438	31,456	—	118,894

Income from continuing operations	152,108	55,920	—	208,028
Loss from discontinued operations, net of tax	(103,546)	—	—	(103,546)

Net income	$48,562	$55,920	$—	$104,482

	Three months ended June 28, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,135,734	$—	$—	$1,135,734
Financial services	—	125,079	(1,112)	123,967

Total revenue	1,135,734	125,079	(1,112)	1,259,701
Costs and expenses:
Motorcycles and related products cost of goods sold	748,539	—	—	748,539
Financial services interest expense	—	79,118	—	79,118
Financial services provision for credit losses	—	75,475	—	75,475
Selling, administrative and engineering expense	198,983	31,493	(1,112)	229,364
Restructuring expense	15,131	—	—	15,131
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	962,653	214,473	(1,112)	1,176,014

Operating income	173,081	(89,394)	—	83,687
Investment income	317	—	—	317
Interest expense	840	—	—	840

Income (loss) before provision for income taxes	172,558	(89,394)	—	83,164
Provision for (benefit from) income taxes	71,616	(21,829)	—	49,787

Income (loss) from continuing operations	100,942	(67,565)	—	33,377
Loss from discontinued operations, net of tax	(13,627)	—	—	(13,627)

Net income (loss)	$87,315	$(67,565)	$—	$19,750

	Six months ended June 28, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,414,166	$—	$—	$2,414,166
Financial services	—	229,271	(637)	228,634

Total revenue	2,414,166	229,271	(637)	2,642,800
Costs and expenses:
Motorcycles and related products cost of goods sold	1,552,925	—	—	1,552,925
Financial services interest expense	—	132,818	—	132,818
Financial services provision for credit losses	—	81,386	—	81,386
Selling, administrative and engineering expense	406,679	65,344	(637)	471,386
Restructuring expense	49,993	—	—	49,993
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	2,009,597	307,935	(637)	2,316,895

Operating income (loss)	404,569	(78,664)	—	325,905
Investment income	2,270	—	—	2,270
Interest expense	10,586	—	—	10,586

Income (loss) before provision for income taxes	396,253	(78,664)	—	317,589
Provision for (benefit from) income taxes	173,991	(17,832)	—	156,159

Income (loss) from continuing operations	222,262	(60,832)	—	161,430
Loss from discontinued operations, net of tax	(24,333)	—	—	(24,333)

Net income (loss)	$197,929	$(60,832)	$—	$137,097

	June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,244,541	$170,371	$—	$1,414,912
Marketable securities	86,518	—	—	86,518
Accounts receivable, net	519,272	—	(270,652)	248,620
Finance receivables held for investment, net	—	1,061,598	—	1,061,598
Restricted finance receivables held by variable interest entities, net	—	743,697	—	743,697
Inventories	296,920	—	—	296,920
Assets of discontinued operations	85,126	—	—	85,126
Restricted cash held by variable interest entities	—	344,595	—	344,595
Other current assets	206,588	97,427	—	304,015

Total current assets	2,438,965	2,417,688	(270,652)	4,586,001

Finance receivables held for investment, net	—	1,717,644	—	1,717,644
Restricted finance receivables held by variable interest entities, net	—	2,850,684	—	2,850,684
Property, plant and equipment, net	778,849	31,255	—	810,104
Goodwill	28,110	—	—	28,110
Other long-term assets	269,106	29,987	(67,743)	231,350

	$3,515,030	$7,047,258	$(338,395)	$10,223,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,400	$305,971	$(270,652)	$241,719
Accrued liabilities	537,256	57,732	(2,803)	592,185
Liabilities of discontinued operations	61,501	—	—	61,501
Short-term debt	—	322,941	—	322,941
Current portion of long-term debt	138,537	202,915	—	341,452
Current portion of long-term debt held by variable interest entities	—	817,602	—	817,602

Total current liabilities	943,694	1,707,161	(273,455)	2,377,400

Long-term debt	600,000	2,225,334	—	2,825,334
Long-term debt held by variable interest entities	—	2,227,025	—	2,227,025
Pension liability	244,115	—	—	244,115
Postretirement healthcare benefits	265,326	—	—	265,326
Other long-term liabilities	135,830	11,859	—	147,689

Commitments and contingencies (Note 18)
Total shareholders’ equity	1,326,065	875,879	(64,940)	2,137,004

	$3,515,030	$7,047,258	$(338,395)	$10,223,893

	December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,141,862	$488,571	$—	$1,630,433
Marketable securities	39,685	—	—	39,685
Accounts receivable, net	356,932	—	(87,561)	269,371
Finance receivables held for investment, net	—	1,436,114	—	1,436,114
Inventories	323,029	—	—	323,029
Assets of discontinued operations	181,211	—	—	181,211
Other current assets	191,748	270,358	—	462,106

Total current assets	2,234,467	2,195,043	(87,561)	4,341,949

Finance receivables held for investment, net	—	3,621,048	—	3,621,048
Property, plant and equipment, net	872,336	34,570	—	906,906
Goodwill	31,400	—	—	31,400
Other long-term assets	293,681	26,932	(66,398)	254,215

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,097	$108,979	$(87,561)	$162,515
Accrued liabilities	447,021	69,644	(2,581)	514,084
Liabilities of discontinued operations	69,535	—	—	69,535
Short-term debt	—	189,999	—	189,999
Current portion of long-term debt	204,959	1,127,132	—	1,332,091

Total current liabilities	862,612	1,495,754	(90,142)	2,268,224

Long-term debt	600,000	3,514,039	—	4,114,039
Pension liability	245,332	—	—	245,332
Postretirement healthcare benefits	264,472	—	—	264,472
Other long-term liabilities	143,905	11,428	—	155,333

Commitments and contingencies (Note 18)
Total shareholders’ equity	1,315,563	856,372	(63,817)	2,108,118

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

	June 28, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$599,283	$424,118	$—	$1,023,401
Accounts receivable, net	527,311	—	(273,767)	253,544
Note receivable from HDFS	600,000	—	(600,000)	—
Finance receivables held for sale	—	—	—	—
Finance receivables held for investment, net	—	1,651,700	—	1,651,700
Inventories	403,524	—	—	403,524
Assets of discontinued operations	243,925	—	—	243,925
Other current assets	147,661	198,638	—	346,299

Total current assets	2,521,704	2,274,456	(873,767)	3,922,393

Finance receivables held for sale	—	—	—	—
Finance receivables held for investment, net	—	3,472,325	—	3,472,325
Property, plant and equipment, net	945,206	37,844	—	983,050
Goodwill	31,439	453	—	31,892
Other long-term assets	423,192	25,309	(93,475)	355,026

	$3,921,541	$5,810,387	$(967,242)	$8,764,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,691	$315,065	$(273,767)	$272,989
Accrued liabilities	453,616	71,851	(2,234)	523,233
Liabilities of discontinued operations	72,349	—	—	72,349
Short-term debt	—	1,690,910	—	1,690,910

Total current liabilities	757,656	2,077,826	(276,001)	2,559,481

Long-term debt	782,751	2,255,636	—	3,038,387
Note payable to HDMC	—	600,000	(600,000)	—
Pension liability	491,021	—	—	491,021
Postretirement healthcare benefits	263,712	—	—	263,712
Other long-term liabilities	146,028	13,274	—	159,302

Commitments and contingencies (Note 18)
Total shareholders’ equity	1,480,373	863,651	(91,241)	2,252,783

	$3,921,541	$5,810,387	$(967,242)	$8,764,686

	Six months ended June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$48,562	$55,920	$—	$104,482
Loss from discontinued operations	(103,546)	—	—	(103,546)

Income from continuing operations	152,108	55,920	—	208,028
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	133,208	3,392	—	136,600
Provision for employee long-term benefits	44,770	736	—	45,506
Contributions to pension and postretirement plans	(22,151)	—	—	(22,151)
Stock compensation expense	12,811	1,124	—	13,935
Net change in wholesale finance receivables	—	—	100,956	100,956
Curtailment and settlement expense	1,558	—	—	1,558
Provision for credit losses	—	41,068	—	41,068
Foreign currency adjustments	(14,429)	—	—	(14,429)
Other, net	13,599	75,109	—	88,708
Change in current assets and current liabilities:
Accounts receivable	(181,564)	—	183,091	1,527
Finance receivables - accrued interest and other	—	7,742	—	7,742
Inventories	11,077	—	—	11,077
Accounts payable and accrued liabilities	174,937	142,573	(183,121)	134,389
Restructuring reserves	(25,172)	(219)	—	(25,391)
Derivative instruments	(3,269)	4,529	—	1,260
Other	(444)	(3,929)	—	(4,373)

Total adjustments	144,931	272,125	100,926	517,982

Net cash provided by operating activities of continuing operations	297,039	328,045	100,926	726,010

Cash flows from investing activities of continuing operations:
Capital expenditures	(44,891)	(863)	—	(45,754)
Origination of finance receivables held for investment	—	(2,797,055)	1,595,243	(1,201,812)
Collections of finance receivables held for investment	—	3,060,387	(1,696,199)	1,364,188
Purchases of marketable securities	(60,670)	—	—	(60,670)
Sales and redemptions of marketable securities	13,526	—	—	13,526

Net cash (used by) provided by investing activities of continuing operations	(92,035)	262,469	(100,956)	69,478

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(1,007,271)	—	(1,007,271)
Net (decrease) increase in credit facilities and unsecured commercial paper	(38,734)	76,969	—	38,235
Net change in restricted cash	—	21,946	—	21,946
Dividends paid	(47,033)	—	—	(47,033)
Purchase of common stock for treasury	(1,191)	—	—	(1,191)
Excess tax benefits from share based payments	3,400	—	—	3,400
Issuance of common stock under employee stock option plans	7,184	—	—	7,184

Net cash used by financing activities of continuing operations	(76,374)	(908,356)	—	(984,730)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(2,844)	(358)	30	(3,172)
Net increase (decrease) in cash and cash equivalents of continuing operations	125,786	(318,200)	—	(192,414)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(22,010)	—	—	(22,010)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,856)	—	—	(1,856)

	(23,866)	—	—	(23,866)

Net increase (decrease) in cash and cash equivalents	$101,920	$(318,200)	$—	$(216,280)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	6,063	—	—	6,063
Net increase (decrease) in cash and cash equivalents	101,920	(318,200)	—	(216,280)
Less: Cash and cash equivalents of discontinued operations - end of period	(5,304)	—	—	(5,304)

Cash and cash equivalents - end of period	$1,244,541	$170,371	$—	$1,414,912

	Six months ended June 28, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$197,929	$(60,832)	$—	$137,097
Loss from discontinued operations	(24,333)	—	—	(24,333)

Income (loss) from continuing operations	222,262	(60,832)	—	161,430
Adjustments to reconcile income from continuing operations to cash cash provided by operating activities:
Depreciation	119,970	3,882	—	123,852
Provision for employee long-term benefits	46,286	403	—	46,689
Contributions to pension and postretirement plans	(14,510)	—	—	(14,510)
Stock compensation expense	6,334	288	—	6,622
Net change in wholesale finance receivables	—	—	129,075	129,075
Origination of retail finance receivables held for sale	—	(1,180,467)	—	(1,180,467)
Collections of retail finance receivables held for sale	—	473,989	—	473,989
Impairment of investment in retained securitization interests	—	32,165	—	32,165
Lower of cost or FMV adj. on finance receivables HFS	—	5,895	—	5,895
Provision for credit losses	—	81,386	—	81,386
Goodwill impairment	—	28,387	—	28,387
Foreign currency adjustments	(28,866)	—	—	(28,866)
Other, net	16,108	19,091	—	35,199
Change in current assets and current liabilities:
Accounts receivable	47,066	—	(32,666)	14,400
Finance receivables - accrued interest and other	—	1,064	—	1,064
Inventories	(9,814)	—	—	(9,814)
Accounts payable and accrued liabilities	(23,218)	(72,996)	32,665	(63,549)
Restructuring reserves	29,115	—	—	29,115
Derivative instruments	8,946	(8,770)	—	176
Other	4,484	(1,684)	—	2,800

Total adjustments	201,901	(617,367)	129,074	(286,392)

Net cash provided by (used by) operating activities of continuing operations	424,163	(678,199)	129,074	(124,962)

Cash flows from investing activities:
Capital expenditures	(45,303)	(3,810)	—	(49,113)
Origination of finance receivables held for investment	—	(2,143,374)	1,861,888	(281,486)
Collections of finance receivables held for investment	—	2,246,350	(1,990,963)	255,387
Collection of retained securitization interests	—	26,904	—	26,904

Net cash (used by) provided by investing activities	(45,303)	126,070	(129,075)	(48,308)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	589,255	—	—	589,255
Loan to HDFS	(600,000)	600,000	—	—
Proceeds from securitization debt	—	497,771	—	497,771
Repayments of securitization debt	—	(13,907)	—	(13,907)
Net decrease in credit facilities and unsecured commercial paper	—	(392,366)	—	(392,366)
Net borrowings of asset-backed commercial paper	—	87,706	—	87,706
Net change in restricted cash	—	(76,658)	—	(76,658)
Dividends paid	(46,913)	—	—	(46,913)
Purchase of common stock for treasury	(296)	—	—	(296)
Excess tax benefits from share based payments	147	—	—	147
Issuance of common stock under employee stock option plans	10	—	—	10

Net cash (used by) provided by financing activities of continuing operations	(57,797)	702,546	—	644,749
Effect of exchange rate changes on cash and cash equivalents of continuing operations	18,342	319	1	18,662
Net increase in cash and cash equivalents of continuing operations	339,405	150,736	—	490,141
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(39,445)	—	—	(39,445)
Cash flows from investing activities of discontinued operations	(11,843)	—	—	(11,843)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,217)	—	—	(1,217)

	(52,505)	—	—	(52,505)

Net increase in cash and cash equivalents	$286,900	$150,736	$—	$437,636

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$295,512	$273,382	$—	$568,894
Cash and cash equivalents of discontinued operations - beginning of period	24,664	—	—	24,664
Net increase in cash and cash equivalents	286,900	150,736	—	437,636
Less: Cash and cash equivalents of discontinued operations - end of period	(7,793)	—	—	(7,793)

Cash and cash equivalents - end of period	$599,283	$424,118	$—	$1,023,401

20.	Subsequent Events

On July 28, 2010, the 2009 Conduit Loan Agreement was extended to September 10, 2010 by mutual agreement of HDFS and its lenders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company’s income from continuing operations was $139.3 million for the second quarter of 2010, up $105.9 million over prior year driven by higher operating income from Financial Services. Operating income for the Financial Services segment improved by $151.4 million during the second quarter of 2010 compared to the second quarter of 2009; however, second quarter 2009 results were adversely affected by two non-recurring, non-cash charges totaling $101.1 million. During the second quarter of 2009, the operating loss from Financial Services included a $72.7 million credit loss provision related to a reclassification of finance receivables held for sale to finance receivables held for investment; and a $28.4 million goodwill impairment charge to write off goodwill related to the original purchase of HDFS.

Overall, retail sales of the Company’s Harley-Davidson motorcycles continue to be affected by the difficult economic environment; however, the Company continues to be encouraged by a moderation in the rate of decline for retail sales of Harley-Davidson motorcycles. Worldwide retail sales of new Harley-Davidson motorcycles declined 5.5% in the second quarter of 2010 compared to last year’s second quarter. Second quarter 2010 results reflect a sequential moderation in the rate of decline from the prior four quarters, although the basis for comparison has decreased over that period. The rates of decline in retail sales for the preceding four quarters were 30.1%, 21.3%, 21.4% and 18.2% for the quarters ended June 2009, September 2009, December 2009 and March 2010, respectively.

Please refer to the “Results of Operations for the Three Months Ended June 27, 2010” and “Results of Operations for the Six Months Ended June 27, 2010” for a further discussion of results.

Restructuring Activities(1)

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that are expected to be completed in 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (August 5, 2010), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

non-core business operations. The Company’s significant planned actions, which the Company believes are generally proceeding on schedule, include:

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

The 2009 restructuring plans include a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These headcount reductions began in 2009 and are expected to be completed during 2011.

During the first half of 2010, the Company incurred $78.4 million in restructuring and impairment expense related to these activities. This is in addition to $224.3 million in restructuring and impairment expense incurred in 2009. The Company expects total costs for these restructuring activities to result in one-time restructuring and impairment expenses of $430 million to $460 million from 2009 through 2012 of which approximately 30% are expected to be non-cash. In 2010, the Company expects to incur restructuring expenses of $175 million to $195 million. The Company anticipates annual ongoing total savings from restructuring of approximately $240 million to $260 million upon completion of all announced restructuring activities. In the near-term, the Company has realized or estimates that it will realize savings from these restructuring activities, measured against 2008 spending, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales);

•	2010 - $135 million to $155 million (70-80% operating expense and 20-30% cost of sales);

•	2011 - $220 million to $240 million (45-55% operating expense and 45-55% cost of sales);

•	2012 - $230 million to $250 (40-50% operating expense and 50-60% cost of sales); and

•	Ongoing annually upon completion - $240 million to $260 million (40-50% operating expense and 50-60% cost of sales).

The Company and the unions representing its Wisconsin production employees began negotiations in July 2010 on new labor agreements that would take effect upon the expiration of the current contracts in April 2012. Through the negotiation of new agreements, the Company seeks to close large cost gaps in its Milwaukee-area and Tomahawk production operations and improve flexibility to meet seasonal and other customer-driven production needs. If the Company is unable to achieve those objectives through agreement with the unions by mid-September 2010, the Company has said it will move Wisconsin production operations to another U.S. location. The financial effects of a decision on Wisconsin production operations are not included in the restructuring costs and savings delineated above. The Company will provide updated cost and savings information at such time as it discloses a final decision on the Wisconsin operations. The Company will retain corporate headquarters, product development and the Harley-Davidson Museum in Milwaukee, regardless of the outcome of its decision on production operations.

Discontinued Operations

The Company’s efforts to sell MV are progressing and the Company expects to complete its divestiture of MV during 2010. During the second quarter of 2010, the Company incurred a $68.1 million loss from discontinued operations, net of taxes, which was comprised of operating losses and a fair value adjustment of $61.5 million, net of taxes.

Outlook(1)

On July 20, 2010, the Company reiterated its guidance to ship 201,000 to 212,000 Harley-Davidson motorcycles to dealers in 2010 and announced its expectation to ship 53,000 to 58,000 Harley-Davidson motorcycles in the third quarter of 2010.

On July 20, 2010, the Company announced that it expects gross margin to be between 32.5% and 34.0% for the full year of 2010, an increase from the prior estimate of 32.0% to 33.5%. The Company is pleased with its first half 2010 gross margin performance; however, the Company expects that gross margins in the second half of 2010 will not benefit from product mix to the extent they have in the first half of 2010. Also, the Company expects unfavorable margin impacts from foreign exchange rates and raw material prices during the second half of 2010.

The Company also announced on July 20, 2010 that it expects its 2010 full year effective income tax rate to be approximately 36.0% for continuing operations. In addition, on July 20, 2010, the Company confirmed its expected capital expenditures for 2010 of approximately $235 million to $255 million including approximately $95 million to $110 million for capital expenditures made in connection with its restructuring activities in 2010. The Company anticipates it will have the ability to fund all capital expenditures in 2010 with internally generated funds.

Results of Operations for the Three Months Ended June 27, 2010

Compared to the Three Months Ended June 28, 2009

Consolidated Results

	Three months ended		(Decrease) Increase	% Change
(in thousands, except earnings per share)	June 27, 2010	June 28, 2009
Operating income from motorcycles & related products	$157,907	$174,193	$(16,286)	(9.3%)

Operating income (loss) from financial services	60,845	(90,506)	151,351	N/M

Operating income	218,752	83,687	135,065	161.4
Investment income	1,551	317	1,234	389.3
Interest expense	23,591	840	22,751	N/M

Income before income taxes	196,712	83,164	113,548	136.5
Provision for income taxes	57,425	49,787	7,638	15.3

Income from continuing operations	139,287	33,377	105,910	317.3
Loss from discontinued operations, net of income taxes	(68,130)	(13,627)	(54,503)	400.0

Net income	$71,157	$19,750	$51,407	260.3%

Diluted earnings per share from continuing operations	$0.59	$0.14	$0.45	321.4%

Diluted loss per share from discontinued operations	$(0.29)	$(0.06)	$(0.23)	383.3%

Diluted earnings per share	$0.30	$0.08	$0.22	275.0%

Operating income for the Motorcycles segment during the second quarter of 2010 was adversely impacted by an increase in restructuring expenses and higher operating expenses. Operating income for the Financial Services segment improved by $151.4 million during the second quarter of 2010; however, second quarter 2009 results were adversely affected by two non-recurring, non-cash charges totaling $101.1 million. The remaining improvement in the Financial Services segment results was partially due to improved credit performance in the retail motorcycle loan portfolio and a lower cost of funds.

Interest expense for the second quarter of 2010 includes $22.5 million related to the Company’s $600.0 million senior unsecured notes issued in February 2009. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full proceeds were held at HDMC. Interest expense for the periods during which the proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for the second quarter of 2010 was 29.2% compared to 59.9% for the second quarter of 2009. The decrease in the effective income tax rate from the second quarter of 2009 to the second quarter of 2010 was generally due to the non-recurrence of a $28.4 million non-deductible goodwill charge incurred during the second quarter of 2009 as well as the favorable conclusion of an Internal Revenue Service audit in the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 5.5% during the second quarter of 2010 compared to the second quarter of 2009. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 8.4% in the United States and 0.2% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 10.1% in the United States for the three months ended June 30, 2010 and down 2.2% in Europe for the three months ended May 31, 2010 when compared to the same periods in 2009. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	June 30, 2010	June 30, 2009	(Decrease) Increase	% Change
North America Region
United States	49,841	54,410	(4,569)	(8.4%)
Canada	4,897	5,015	(118)	(2.4)

Total North America Region	54,738	59,425	(4,687)	(7.9)

Europe Region (Includes Middle East and Africa)
Europe(b)	15,909	15,327	582	3.8
Other	1,207	971	236	24.3

Total Europe Region	17,116	16,298	818	5.0

Asia Pacific Region
Japan	3,237	4,022	(785)	(19.5)
Other	2,222	2,403	(181)	(7.5)

Total Asia Pacific Region	5,459	6,425	(966)	(15.0)

Latin America Region	1,633	1,420	213	15.0

Total Worldwide Retail Sales	78,946	83,568	(4,622)	(5.5%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended				(Decrease) Increase	% Change
	June 27, 2010		June 28, 2009
United States	33,957	57.5%	35,194	60.5%	(1,237)	(3.5%)
International	25,089	42.5%	22,985	39.5%	2,104	9.2

Harley-Davidson motorcycle units	59,046	100.0%	58,179	100.0%	867	1.5%

Touring motorcycle units	20,486	34.7%	20,989	36.1%	(503)	(2.4%)
Custom motorcycle units*	24,170	40.9%	22,245	38.2%	1,925	8.7
Sportster motorcycle units	14,390	24.4%	14,945	25.7%	(555)	(3.7)

Harley-Davidson motorcycle units	59,046	100.0%	58,179	100.0%	867	1.5%

Buell motorcycle units	620		2,702		(2,082)	(77.1%)

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 59,046 Harley-Davidson motorcycles worldwide during the second quarter of 2010, which was 1.5% higher than the second quarter of 2009. The second quarter 2010 shipment volume was in line with Company expectations and resulted in approximately 21,000 fewer new Harley-Davidson motorcycle units in U.S. dealer inventory at the end of the second quarter of 2010 compared to the end of the second quarter of 2009. Touring motorcycle unit mix decreased 1.4 percentage points while Sportster motorcycle mix decreased 1.3 percentage points from the second quarter 2009 to the second quarter 2010. Despite the decrease from prior year, Sportster motorcycle mix in the second quarter of 2010 was higher than the historical range of 18% to 22% primarily due to initial dealer shipments of the new Forty-EightTM model. Sportster motorcycle mix in the second quarter of 2009 was higher than the historical range primarily due to increased Sportster production in anticipation of a more price-conscious consumer during the remainder of 2009. The Company announced on July 20, 2010 that it anticipates shipping between 53,000 to 58,000 Harley-Davidson motorcycle units in the third quarter of 2010.(1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended		Increase (Decrease)	% Change
	June 27, 2010	June 28, 2009
Revenue:
Harley-Davidson motorcycles	$831,631	$808,709	$22,922	2.8%
Buell motorcycles	116	22,132	(22,016)	(99.5)

	831,747	830,841	906	0.1

Parts & Accessories	231,784	231,339	445	0.2
General Merchandise	67,360	69,600	(2,240)	(3.2)
Other	4,210	3,954	256	6.5

Total revenue	1,135,101	1,135,734	(633)	(0.1)

Cost of goods sold	738,117	748,539	(10,422)	(1.4)

Gross profit	396,984	387,195	9,789	2.5

Selling & administrative expense	179,445	162,634	16,811	10.3
Engineering expense	29,507	35,237	(5,730)	(16.3)
Restructuring expense	30,125	15,131	14,994	99.1

Operating expense	239,077	213,002	26,075	12.2

Operating income from motorcycles	$157,907	$174,193	$(16,286)	(9.3%)

The following table includes the estimated impact of significant factors affecting the comparability of revenues and gross profit from the second quarter of 2009 to the second quarter of 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
June 28, 2009	$1,136	$749	$387

Volume	(14)	(9)	(5)
Foreign currency exchange rates and hedging	(9)	2	(11)
Product mix	22	(3)	25
Raw material prices	—	5	(5)
Manufacturing costs	—	(6)	6

Total	(1)	(11)	10

June 27, 2010	$1,135	$738	$397

•

Foreign currency exchange rate changes, primarily due to a weakening Euro during the second quarter of 2010 relative to the second quarter 2009, resulted in a negative impact on net revenue. In addition, gains and losses associated with foreign currency hedging (included in cost of goods sold) were also unfavorable when compared to the same period last year resulting in an overall negative impact on gross margins.

•	Product mix benefited net revenue and gross profit primarily from product mix changes within the Company’s motorcycle families.

•

Lower manufacturing costs were the result of productivity gains partially offset by higher other costs including product cost associated with new models and increased product content, such as new features and options on the Company’s motorcycles.

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities and an increase in expense associated with the Company’s variable incentive compensation programs. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended		Increase (Decrease)	% Change
	June 27, 2010	June 28, 2009
Interest income	$160,045	$106,159	$53,886	50.8%
Loss from securitizations	—	(7,676)	7,676	N/M
Other income	13,660	25,484	(11,824)	(46.4)

Financial services revenue	173,705	123,967	49,738	40.1

Interest expense	69,121	79,118	(9,997)	(12.6)
Provision for credit losses	9,262	75,475	(66,213)	(87.7)
Operating expenses	34,477	31,493	2,984	9.5
Goodwill impairment	—	28,387	(28,387)	N/M

Financial services expense	112,860	214,473	(101,613)	(47.4)

Operating income (loss) from financial services	$60,845	$(90,506)	$151,351	N/M

On January 1, 2010, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (codified within ASC Topic 860), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (codified in ASC Topic 810). As a result of the adoption of the new accounting guidance, the Company consolidated the assets and liabilities of its formerly unconsolidated QSPEs on January 1, 2010. Beginning on January 1, 2010, the Company began recognizing interest income and credit losses on the previously unconsolidated securitized receivables and interest expense on the related debt within its statements of operations. The Company’s statement of operations no longer includes income from securitizations including the initial gain or loss previously recorded on off-balance sheet securitizations, income on the investment in retained securitization interests and servicer fees. In addition, the Company no longer incurs charges related to other-than-temporary impairments on its investment in retained securitization interests as that asset has been derecognized.

Interest income for the three months ended June 27, 2010 benefited primarily from higher average retail finance receivables, which was driven by the consolidation of formerly off-balance sheet QSPEs. Interest expense was lower due to more favorable cost of funds, partially offset by increased borrowings related to the newly consolidated securitization trusts.

There was no income or loss from securitizations during the second quarter of 2010 due to the elimination of the investment in retained securitization interests. During the second quarter of 2009, HDFS recorded a $15.0 million other-than-temporary impairment of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. Partially offsetting the other-than-temporary impairment was $7.4 million of income earned from the investment in the retained securitization interests.

Other income decreased during the second quarter of 2010 compared to the second quarter of 2009 primarily due to a $2.2 million derivative loss and no servicer fee income. As a result of the consolidation of the formerly off-balance sheet securitization trusts, the Company no longer records servicer fee income from servicing off-balance sheet finance receivables. During the second quarter of 2009, the Company earned $6.7 million of servicer fee income.

The provision for credit losses related to retail and wholesale receivables decreased by $61.0 million and $4.5 million, respectively, in the second quarter of 2010 compared to the second quarter of 2009. The decrease in the provision for retail credit losses was primarily driven by the second quarter 2009 reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment. The reclassification resulted in a $72.7 million increase in the allowance for finance credit losses during the second quarter of 2009. The decrease in the provision for wholesale credit losses is primarily due to lower overall wholesale finance receivables outstanding.

Changes in the allowance for finance credit losses on finance receivables held for investment, including finance receivables held by variable interest entities (VIEs), were as follows (in thousands):

	Three months ended
	June 27, 2010	June 28, 2009
Balance, beginning of period	$192,100	$40,534
Provision for finance credit losses	9,261	75,474
Charge-offs, net of recoveries	(18,378)	(1,673)

Balance, end of period	$182,983	$114,335

At June 27, 2010, the allowance for finance credit losses on finance receivables held for investment was $170.5 million for retail receivables, which includes $107.4 million related to finance receivables held by VIEs, and $12.5 million for wholesale receivables. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables held for investment was $99.2 million for retail receivables and $15.1 million for wholesale receivables at June 28, 2009.

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

Results of Operations for the Six Months Ended June 27, 2010

Compared to the Six Months Ended June 28, 2009

Consolidated Results

(in thousands, except earnings per share)	Six months ended		(Decrease) Increase	% Change
	June 27, 2010	June 28, 2009
Operating income from motorcycles & related products	$284,014	$405,206	$(121,192)	(29.9%)

Operating income (loss) from financial services	87,527	(79,301)	166,828	N/M

Operating income	371,541	325,905	45,636	14.0
Investment income	2,427	2,270	157	6.9
Interest expense	47,046	10,586	36,460	344.4

Income before income taxes	326,922	317,589	9,333	2.9
Provision for income taxes	118,894	156,159	(37,265)	(23.9)

Income from continuing operations	208,028	161,430	46,598	28.9
Loss from discontinued operations, net of income taxes	(103,546)	(24,333)	(79,213)	325.5

Net income	$104,482	$137,097	$(32,615)	(23.8%)

Diluted earnings per share from continuing operations	$0.89	$0.69	$0.20	29.0%

Diluted loss per share from discontinued operations	$(0.44)	$(0.10)	$(0.34)	(340.0%)

Diluted earnings per share	$0.45	$0.59	$(0.14)	(23.7%)

Motorcycles operating income fell 29.9% during the first half of 2010 driven by a decrease in shipments of Harley-Davidson motorcycles and restructuring charges. Operating income for the Financial Services segment improved by $166.8 million during the first half of 2010 primarily due to improved credit performance in the retail motorcycle loan portfolio, lower cost of funds and two non-recurring, non-cash charges totaling $101.1 million that were incurred during the first half of 2009. The lower cost of funds was due in part to HDFS’ repayment in the fourth quarter of 2009 of amounts related to the Company’s $600.0 million senior unsecured notes issued in February 2009.

Interest expense for the first six months of 2010 includes $45.0 million related to the Company’s senior unsecured notes, compared to $8.0 million in the first half of 2009. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full proceeds were held at HDMC. Interest expense for the periods during which the proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for the first half of 2010 was 36.4% compared to 49.2% for the first half of 2009. During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change. Also impacting the effective income tax rate for the first half of 2010 was the favorable conclusion of an Internal Revenue Service audit in the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable. The effective income tax rate for the first half of 2009 was impacted by a $28.4 million non-deductible goodwill charge incurred during the second quarter of 2009 as well as an unanticipated change in Wisconsin tax law during the first quarter of 2009 which resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 10.7% during the first half of 2010 compared to the first half of 2009. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 15.3% in the United States and 1.1% internationally in the first half of 2010 compared to the first half of 2009. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 14.7% in the United States for the six months ended June 30, 2010 and down 3.9% in Europe for the five months ended May 31, 2010 when compared to the same periods in 2009. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Six months ended		(Decrease) Increase	% Change
	June 30, 2010	June 30, 2009
North America Region
United States	81,686	96,451	(14,765)	(15.3%)
Canada	6,792	6,882	(90)	(1.3)

Total North America Region	88,478	103,333	(14,855)	(14.4)

Europe Region (Includes Middle East and Africa)
Europe(b)	23,467	22,894	573	2.5
Other	2,138	1,792	346	19.3

Total Europe Region	25,605	24,686	919	3.7

Asia Pacific Region
Japan	5,255	6,292	(1,037)	(16.5)
Other	4,638	5,051	(413)	(8.2)

Total Asia Pacific Region	9,893	11,343	(1,450)	(12.8)

Latin America Region	2,895	2,789	106	3.8

Total Worldwide Retail Sales	126,871	142,151	(15,280)	(10.7%)

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)

	Six months ended		Decrease	% Change
	June 30, 2010	June 30, 2009
United States(a)	151,679	177,880	(26,201)	(14.7%)

	Five months ended		Decrease	% Change
	May 31, 2010	May 31, 2009
Europe(b)	158,637	165,087	(6,450)	(3.9%)

(a)	U.S. industry data includes 651+cc models derived from submission of new motorcycle retail sales by each major manufacturer to an independent third party. This third party data is subject to revision and update. Industry data includes three-wheeled vehicles.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update. Industry data includes three-wheeled vehicles.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended					% Change
	June 27, 2010		June 28, 2009		Decrease
United States	69,625	61.8%	87,904	66.2%	(18,279)	(20.8%)
International	43,095	38.2%	44,945	33.8%	(1,850)	(4.1)

Harley-Davidson motorcycle units	112,720	100.0%	132,849	100.0%	(20,129)	(15.2%)

Touring motorcycle units	43,371	38.4%	46,964	35.3%	(3,593)	(7.7%)
Custom motorcycle units*	46,742	41.5%	54,164	40.8%	(7,422)	(13.7)
Sportster motorcycle units	22,607	20.1%	31,721	23.9%	(9,114)	(28.7)

Harley-Davidson motorcycle units	112,720	100.0%	132,849	100.0%	(20,129)	(15.2%)

Buell motorcycle units	2,394		5,143		(2,749)	(53.5%)

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 112,720 Harley-Davidson motorcycles worldwide during the first half of 2010, which was 15.2% lower than the first half of 2009. The first half 2010 shipment volume was in line with Company expectations and resulted in lower U.S. dealer inventory of new Harley-Davidson motorcycles at the end of the first half of 2010 compared to the end of the first half of 2009.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended		(Decrease) Increase	% Change
	June 27, 2010	June 28, 2009
Revenue:
Harley-Davidson motorcycles	$1,640,437	$1,819,518	$(179,081)	(9.8%)
Buell motorcycles	10,906	41,276	(30,370)	(73.6)

	1,651,343	1,860,794	(209,451)	(11.3)

Parts & Accessories	380,870	401,001	(20,131)	(5.0)
General Merchandise	133,615	144,790	(11,175)	(7.7)
Other	6,608	7,581	(973)	(12.8)

Total revenue	2,172,436	2,414,166	(241,730)	(10.0)

Cost of goods sold	1,395,905	1,552,925	(157,020)	(10.1)

Gross profit	776,531	861,241	(84,710)	(9.8)

Selling & administrative expense	354,540	333,380	21,160	6.3
Engineering expense	59,616	72,662	(13,046)	(18.0)
Restructuring expense	78,361	49,993	28,368	56.7

Operating expense	492,517	456,035	36,482	8.0

Operating income from motorcycles	$284,014	$405,206	$(121,192)	(29.9%)

The following table includes the estimated impact of significant factors affecting the comparability of revenues and gross profit from the first half of 2009 to the first half of 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
June 28, 2009	$2,414	$1,553	$861

Volume	(352)	(227)	(125)
Foreign currency exchange rates and hedging	23	37	(14)
Product mix	87	8	79
Raw material prices	—	6	(6)
Manufacturing costs	—	19	(19)

Total	(242)	(157)	(85)

June 27, 2010	$2,172	$1,396	$776

•	Volume decreases were primarily the result of the 15.2% decrease in wholesale shipments of Harley-Davidson motorcycle units as well as lower volumes for Parts and Accessories and General Merchandise.

•

Foreign currency exchange rate changes, primarily due to a stronger Euro and Australian dollar during the first six months of 2010 relative to the first six months of 2009, resulted in a positive impact on net revenue. Gains and losses associated with foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year which more than offset the positive impact of currency included in net revenue.

•

Product mix benefited revenue and gross profit due to a higher mix of the Company’s higher margin touring motorcycles and changes in product mix within the Company’s motorcycle families. Product mix changes were also impacted by motorcycle option offerings, shipment location and related products.

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

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities, increased expense associated with the Company’s variable incentive compensation programs and increased international spending partially offset by ongoing cost reduction initiatives. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended		Increase (Decrease)	% Change
	June 27, 2010	June 28, 2009
Interest income	$320,057	$202,317	$117,740	58.2%
Loss from securitizations	—	(11,812)	11,812	N/M
Other income	23,485	38,129	(14,644)	(38.4)

Financial services revenue	343,542	228,634	114,908	50.3

Interest expense	150,324	132,818	17,506	13.2
Provision for credit losses	41,068	81,386	(40,318)	(49.5)
Operating expenses	64,623	65,344	(721)	(1.1)
Goodwill impairment	—	28,387	(28,387)	N/M

Financial services expense	256,015	307,935	(51,920)	(16.9)

Operating income (loss) from financial services	$87,527	$(79,301)	$166,828	N/M

On January 1, 2010, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (codified within ASC Topic 860), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (codified in ASC Topic 810). As a result of the adoption of the new accounting guidance, the Company consolidated the assets and liabilities of its formerly unconsolidated QSPEs on January 1, 2010. Beginning on January 1, 2010, the Company began recognizing interest income and credit losses on the previously unconsolidated securitized receivables and interest expense on the related debt within its statements of operations. The Company’s statement of operations no longer includes income from securitizations including the initial gain or loss previously recorded on off-balance sheet securitizations, income on the investment in retained securitization interests and servicer fees. In addition, the Company no longer incurs charges related to other-than-temporary impairments on its investment in retained securitization interests as that asset has been derecognized.

Interest income for the six months ended June 27, 2010 benefited primarily from higher average retail finance receivables, which was driven by the consolidation of formerly off-balance sheet QSPEs. Interest expense was higher as a result of the increased borrowings related to the newly consolidated securitization trusts, partially offset by a lower cost of funds.

There was no income or loss from securitizations during the first six months of 2010 due to the elimination of the investment in retained securitization interests. During the first six months of 2009, HDFS recorded a $32.2 million other-than-temporary impairment of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. Partially offsetting the other-than-temporary impairment was $20.4 million of income earned from the investment in the retained securitization interests.

Other income decreased during the first half of 2010 compared to the first half of 2009 primarily due to a $5.6 million derivative loss and no servicer fee income, offset by the benefit of no lower of cost or market valuation adjustment for finance receivables held for sale. As a result of the consolidation of the formerly off-balance sheet securitization trusts, the Company no longer records servicer fee income from servicing off-balance sheet finance receivables. During the first half of 2009, the Company earned $14.5 million of servicer fee income. During the first half of 2009, the Company recognized a $5.9 million charge to earnings for a lower of cost or market valuation adjustment related to its finance receivables held for sale. The charge, which was the result of the determination that the cost exceeded the fair value of the finance receivables held for sale, was due to higher projected credit losses partially offset by lower funding costs. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflected assumptions that market participants would use.

The provision for credit losses related to retail and wholesale receivables decreased by $32.5 million and $6.5 million, respectively in the first half of 2010 compared to the first half of 2009. The decrease in the provision for retail credit losses was primarily driven by the second quarter 2009 reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment. The reclassification resulted in a $72.7 million increase in the allowance for finance credit losses during the first half of 2009. Partially offsetting the decrease was an increase in the provision for retail credit losses in the first half of 2010 primarily driven by an increase in finance receivables held for investment including those held by VIEs. As part of the January 1, 2010 adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860, the Company established an initial allowance for credit losses of $49.4 million related to the previously unconsolidated securitized finance receivables through an adjustment to retained earnings. Subsequent changes in the provision are included in the statement of operations. The decrease in the provision for wholesale credit losses is primarily due to lower overall wholesale finance receivables outstanding.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.04% during the first half of 2010 compared to 2.69% during the first half of 2009. The 30-day delinquency rate for managed retail motorcycle loans at June 27, 2010 decreased to 4.50% from 4.97% at June 28, 2009. At June 27, 2010, managed retail loans were comprised of all loans held by HDFS, including those that were consolidated beginning January 1, 2010. Prior to January 1, 2010, managed retail loans include loans held by HDFS as well as those sold through off-balance sheet securitization transactions. The decrease in credit losses from the first half of 2009 was due to a lower frequency of loss and improvement in the recovery values of repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables held for investment, including finance receivables held by VIEs, were as follows (in thousands):

	Six months ended
	June 27, 2010	June 28, 2009
Balance, beginning of period	$150,082	$40,068
Allowance related to newly consolidated finance receivables(1)	49,424	—
Provision for finance credit losses	41,068	81,385
Charge-offs, net of recoveries	(57,591)	(7,118)

Balance, end of period	$182,983	$114,335

(1)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company established a $49.4 million allowance for finance credit losses related to the newly consolidated finance receivables.

At June 27, 2010, the allowance for finance credit losses on finance receivables held for investment was $170.5 million for retail receivables, which includes $107.4 million related to finance receivables held by VIEs, and $12.5 million for wholesale receivables. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables held for investment was $99.2 million for retail receivables and $15.1 million for wholesale receivables at June 28, 2009.

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

Other Matters

Contractual Obligations

As described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance that resulted in the consolidation of formerly off-balance sheet securitization trusts. As a result of the newly consolidated securitization trusts, the amount of debt carried in the Company’s consolidated financial statements has increased significantly since December 31, 2009. Accordingly, the Company has updated its Contractual Obligations table as of June 27, 2010 to reflect the new projected principal and interest payments for the remainder of 2010 and beyond as follows:

	2010	2011 - 2012	2013 - 2014	Thereafter	Total
Principal payments on debt	$1,179,534	$2,404,460	$1,929,220	$1,021,140	$6,534,354
Interest payments on debt	161,787	542,747	303,231	235,470	1,243,235

	$1,341,321	$2,947,207	$2,232,451	$1,256,610	$7,777,589

Interest obligations include the impact of interest rate hedges outstanding as of June 27, 2010. Interest for floating rate instruments, as calculated above, assumes rates in effect at June 27, 2010 remain constant.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. In 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the case became final. Subsequently, on March 18, 2010, a group of individuals who appear to be inmates in a federal correctional institution filed a motion to intervene which was immediately dismissed by the District Court because judgment had already been entered. On April 5, 2010, two of the individuals filed notices of appeal of the dismissal. On May 27, 2010, the Court of Appeals for the Seventh Circuit dismissed the appeals for failure to pay the required docketing fees. The dismissal of the action again became final.

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

Liquidity and Capital Resources as of June 27, 2010

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through internally-generated cash flows. The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility and committed unsecured bank facilities and through the term asset-backed securitization market. The Company believes HDFS’ anticipated 2010 funding needs have been met through actions taken during 2009.(1) Any new capital market funding during 2010 is expected to be used to pre-fund 2011 funding requirements.(1)

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and availability under credit facilities. In addition, the Company expects to continue to carry higher cash balances until the U.S. economy, as well as the capital and credit markets and the Company’s debt ratings, stabilize and improve.

During the past few quarters, the Company performed a comprehensive study of its strategic options relative to its Financial Services operations to find more diversified and cost-effective funding to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Several scenarios were considered ranging from selling the business to finding a partner and various other financing arrangements. The Company’s criteria for any new business structure or relationship included:

•	A consistent and reliable source of financing to the Company’s dealers and customers;

•	Adequate control or influence over underwriting and pricing;

•	A long-term relationship that enhances the brand; and

•	An earnings stream back to the Company reflective of the value of HDFS.

The Company has completed a thorough exploration of business models and relationships that might meet the above criteria and has concluded at this time that it is in the Company’s best interest to maintain the current captive finance subsidiary model. The Company continues to believe that HDFS is a strategic asset that has served the Company, its dealer network, retail customers and shareholders well in the past including through the recent economic downturn. The Company will continue to evaluate ongoing funding requirements and alternatives to manage funding risk.

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

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Six months ended
	June 27, 2010	June 28, 2009
Net cash provided by (used by) operating activities	$726,010	$(124,962)
Net cash provided by (used by) investing activities	69,478	(48,308)
Net cash (used by) provided by financing activities	(984,730)	644,749
Effect of exchange rate changes on cash and cash equivalents	(3,172)	18,662

Net (decrease) increase in cash and cash equivalents of continuing operations	$(192,414)	$490,141

Operating Activities of Continuing Operations

The increase in operating cash flow for the first half of 2010 compared to the first half of 2009 was due primarily to the changes in classification of the Company’s retail lending activities and favorable movements in working capital.

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

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and net changes in marketable securities. Capital expenditures were $45.8 million and $49.1 million during the first six months of 2010 and 2009, respectively. Net changes in finance receivables held for investment in the first half of 2010 reflect the Company’s increased utilization of on-balance sheet term asset-backed securitization transactions subsequent to June 28, 2009 as well as the cash flows from finance receivables held by securitization trusts that were not consolidated prior to January 1, 2010. The effects of consolidating formerly off-balance sheet QSPEs are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. As of June 27, 2010, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.20 per share at a total cost of $47.0 million and $46.9 million during each of the first six months of 2010 and 2009, respectively.

As of June 27, 2010, debt increased by $1.81 billion compared to June 28, 2009, primarily driven by the Company’s adoption of new accounting guidance within ASC Topic 810 and ASC Topic 860, which resulted in the consolidation of all formerly off-balance sheet QSPE debt. The Company’s total outstanding debt consisted of the following as of June 27, 2010 and June 28, 2009 (in thousands):

	June 27, 2010	June 28, 2009
Global credit facilities	$348,817	$426,805
Unsecured commercial paper	440,441	1,009,876
Medium-term notes	2,100,469	1,605,982
Senior unsecured notes	600,000	600,000

	3,489,727	3,642,663
Asset-backed conduit facility	—	600,542
Finance receivable securitization debt	3,044,627	486,092

Debt held by variable interest entities	3,044,627	1,086,634

Total debt	$6,534,354	$4,729,297

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 27, 2010 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Negative

Standard & Poor’s	A2	BBB	Stable

Fitch	F2	BBB+	Negative

On July 30, 2010, Fitch Ratings revised the Company’s rating outlook from “Negative” to “Stable” but held the Company’s short-term and long-term debt ratings at F2 and BBB+, respectively.

Global Credit Facilities – On April 29, 2010, the Company and HDFS entered into a new $675.0 million 364-day credit facility (New 364-Day Credit Facility) to refinance and replace a $625.0 million 364-day credit facility (2009 364-Day Credit Facility), which matured in April 2010. The New 364-Day Credit Facility matures in April 2011. In connection with the New 364-Day Credit Facility, the Company and HDFS also entered into a new $675.0 million three-year credit facility to refinance and replace a $950.0 million three-year credit facility agreement, which was set to mature in July 2011. The new three-year credit facility matures in April 2013. The New 364-Day Credit Facility and the new three-year credit facility agreement (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.35 billion as of June 27, 2010 as a result of the Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 27, 2010 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018
$500,000	5.75%	November 2009	December 2014

The Notes provide for semi-annual interest payments and principal due at maturity. At June 27, 2010 and June 28, 2009, the Notes included a fair value adjustment increasing the balance by $2.9 million and $8.0 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.4 million and $2.0 million at June 27, 2010 and June 28, 2009, respectively.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company.

Asset-Backed Commercial Paper Conduit Facility – During April 2009, HDFS entered into a new revolving asset-backed conduit facility agreement (2009 Conduit Loan Agreement) to refinance and replace the existing $500.0 million asset-backed conduit facility agreement (2008 Conduit Loan Agreement). The 2009 Conduit Loan Agreement provides for the extension of credit by a group of third-party bank sponsored conduits, some of which were party to the 2008 Conduit Loan Agreement. The 2009 Conduit Loan Agreement provided for total revolving borrowings of up to $1.20 billion based on, among other things, the amount of eligible U.S. retail motorcycle loan collateral. As part of the April 2009 transaction, HDFS increased the U.S. retail motorcycle loan collateral by $354.4 million and also increased the debt issued to the third-party bank sponsored conduits from $500.0 million to $640.2 million. On April 29, 2010, the 2009 Conduit Loan Agreement was extended to July 28, 2010 by mutual agreement of HDFS and its lenders. In addition, the total amount of borrowings available under the 2009 Conduit Loan Agreement was reduced from $1.20 billion to $600.0 million. At June 27, 2010, HDFS had no outstanding borrowings under the 2009 Conduit Loan Agreement.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The 2009 Conduit Loan Agreement also provides for an unused commitment fee based on the unused portion of the total aggregate commitment or $600.0 million as of June 27, 2010. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal with the balance due at maturity. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 27, 2010, the 2009 Conduit Loan Agreement had an expiration date of July 28, 2010, at which time HDFS would have been obligated to repay any amounts outstanding in full. On July 28, 2010, the 2009 Conduit Loan Agreement was extended to September 10, 2010 by mutual agreement of HDFS and its lenders.

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

During 2009, the Company issued $2.46 billion of secured notes through four separate term asset-backed securitization transactions that were consolidated in the Company’s financial statements due to the structure of those transactions at the time of issuance. During 2010, the Company has not completed any term asset-backed securitization transactions.

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

As of June 27, 2010, the assets of the VIEs totaled $3.91 billion, of which $3.56 billion of finance receivables and $342.3 million of cash were restricted as collateral for the payment of $3.04 billion of obligations under the secured notes. Approximately $817.6 million of the obligations under the secured notes were classified as current at June 27, 2010, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – During the first six months of 2009, HDFS borrowed $600.0 million from the Company with interest terms matching the Company’s senior unsecured notes described above. During the fourth quarter of 2009, HDFS repaid the full proceeds back to the Company. In addition, HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of June 27, 2010 and June 28, 2009, HDFS had no outstanding borrowings owed to the Company under the revolving credit line.

The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support to maintain HDFS’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been provided to HDFS under the support agreement.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio at the end of each fiscal quarter of at least 2.0 to 1.0 for the fiscal quarters ending June 27, 2010 and September 26, 2010, 2.25 to 1.0 for the fiscal quarter ended December 31, 2010 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes.

At June 27, 2010, HDFS and the Company remained in compliance with all of the existing covenants.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations consist of the operating and investing activities of MV. During the six months ended June 27, 2010 and June 28, 2009, cash flows from discontinued operations were a net cash outflow of $23.9 million and $52.5 million, respectively. The Company expects that consolidated cash flow will benefit once the divestiture of MV is complete, which is expected to be during 2010.(1)

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy and divest certain Company assets;

(ii)	effectively execute the Company’s restructuring plans within expected costs and timing;

(iii)	successfully achieve with the Company’s labor unions flexible and cost-effective agreements to accomplish restructuring goals and long-term competitiveness;

(iv)	manage the risks that the Company’s independent dealers may have difficulty obtaining capital, and adjusting to the recession and slowdown in consumer demand;

(v)	manage supply chain issues;

(vi)	anticipate the level of consumer confidence in the economy;

(vii)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital;

(viii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio;

(ix)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead;

(x)	manage production capacity and production changes;

(xi)	provide products, services and experiences that are successful in the marketplace;

(xii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace;

(xiii)	sell all of its motorcycles and related products and services to its independent dealers;

(xiv)	continue to develop the capabilities of its distributor and dealer network;

(xv)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations;

(xvi)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices;

(xvii)	adjust to healthcare inflation and reform, pension reform and tax changes;

(xviii)	retain and attract talented employees;

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder Lawsuits:

In re Harley-Davidson, Inc. Securities Litigation was a consolidated shareholder securities class action lawsuit filed in the United States District Court for the Eastern District of Wisconsin. On October 2, 2006, the Lead Plaintiffs filed a Consolidated Class Action Complaint, which named the Company and certain former Company officers as defendants, that alleged securities law violations and sought unspecified damages relating generally to the Company’s April 13, 2005 announcement that it was reducing short-term production growth and planned increases of motorcycle shipments. In 2006, the defendants filed a motion to dismiss the Consolidated Complaint. On October 8, 2009, the judge granted defendants’ motion to dismiss, and the clerk of court entered judgment dismissing the consolidated lawsuit. No appeal was taken from the final judgment and the dismissal of the case became final. Subsequently, on March 18, 2010, a group of individuals who appear to be inmates in a federal correctional institution filed a motion to intervene which was immediately dismissed by the District Court because judgment had already been entered. On April 5, 2010, two of the individuals filed notices of appeal of the dismissal. On May 27, 2010, the Court of Appeals for the Seventh Circuit dismissed the appeals for failure to pay the required docketing fees. The dismissal of the action again became final.

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

Item 1A – Risk Factors

Refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion regarding risk factors relating to the Company. In addition, investors should consider the following:

•

The Company’s operations may be affected by greenhouse emissions and climate change and related regulations. In particular, climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There have been bills pending in Congress that would regulate greenhouse gas emissions. In addition, several states, including states where the Company has manufacturing plants, are considering various greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations in the United States, including the Company’s supply chain. The Company’s manufacturing plants use energy, including electricity and natural gas, and certain of the Company’s plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. While additional regulation of emissions in the future appears likely, it is too early to predict how this regulation will ultimately affect the Company’s business, operations or financial results. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of natural gas, a fuel necessary for the manufacture of motorcycles. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 27, 2010:

2010 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29 to April 2	576	$27	—	23,847,987

April 3 to May 30	—	$—	—	23,953,453

May 31 to June 27	—	$—	—	23,954,461

Total	576	$27	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the quarter ended June 27, 2010.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2009, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2010, the Company acquired 576 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 68 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 5, 2010	/s/ John A. Olin
John A. Olin
Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: August 5, 2010	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

4.1	Amendment No. 2 to Loan and Servicing Agreement dated as of July 27, 2010 by and among certain subsidiaries of the Company, various institutions party thereto as lenders and agents and JPMorgan Chase Bank, N.A. as among other things, Program Agent

10.1	Harley-Davidson, Inc. Employee Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.2	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended and restated effective April 24, 2010 (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 27, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.