Form 10-Q
period 2010-09-26
HARLEY DAVIDSON INC
filed 2010-11-03
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Number of shares of the registrant’s common stock outstanding at October 29, 2010: 235,535,660 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 26, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenue:
Motorcycles and related products	$1,087,115	$1,108,465	$3,259,551	$3,522,631
Financial services	172,845	136,993	516,387	365,627

Total revenue	1,259,960	1,245,458	3,775,938	3,888,258

Costs and expenses:
Motorcycles and related products cost of goods sold	707,309	738,331	2,103,214	2,291,256
Financial services interest expense	62,780	80,174	213,104	212,992
Financial services provision for credit losses	28,049	56,445	69,117	137,831
Selling, administrative and engineering expense	241,976	219,450	720,755	690,836
Restructuring expense and other impairments	67,476	51,949	145,837	101,942
Goodwill impairment	—	—	—	28,387

Total costs and expenses	1,107,590	1,146,349	3,252,027	3,463,244

Operating income	152,370	99,109	523,911	425,014
Investment income	1,239	947	3,666	3,217
Interest expense	23,102	882	70,148	11,468

Income before provision for income taxes	130,507	99,174	457,429	416,763
Provision for income taxes	36,790	42,793	155,684	198,952

Income from continuing operations	93,717	56,381	301,745	217,811
Loss from discontinued operations, net of tax	(4,888)	(29,898)	(108,434)	(54,231)

Net income	$88,829	$26,483	$193,311	$163,580

Earnings per common share from continuing operations:
Basic	$0.40	$0.24	$1.29	$0.94
Diluted	$0.40	$0.24	$1.29	$0.93
Loss per common share from discontinued operations:
Basic	$(0.02)	$(0.13)	$(0.46)	$(0.23)
Diluted	$(0.02)	$(0.13)	$(0.46)	$(0.23)

Earnings per common share:
Basic	$0.38	$0.11	$0.83	$0.70
Diluted	$0.38	$0.11	$0.82	$0.70

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) September 26, 2010	December 31, 2009	(Unaudited) September 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,494,301	$1,630,433	$1,518,799
Marketable securities	55,229	39,685	—
Accounts receivable, net	306,085	269,371	304,410
Finance receivables held for investment, net	1,065,103	1,436,114	1,525,164
Restricted finance receivables held by variable interest entities, net	674,371	—	—
Inventories	319,101	323,029	398,852
Assets of discontinued operations	—	181,211	233,339
Restricted cash held by variable interest entities	287,613	—	—
Other current assets	297,157	462,106	410,853

Total current assets	4,498,960	4,341,949	4,391,417

Finance receivables held for investment, net	2,045,249	3,621,048	3,652,987
Restricted finance receivables held by variable interest entities, net	2,425,788	—	—
Property, plant and equipment, net	779,991	906,906	939,446
Goodwill	29,992	31,400	32,498
Other long-term assets	260,980	254,215	336,720

	$10,040,960	$9,155,518	$9,353,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,840	$162,515	$276,789
Accrued liabilities	690,811	514,084	620,354
Liabilities of discontinued operations	—	69,535	71,058
Short-term debt	587,981	189,999	1,325,303
Current portion of long-term debt	201,426	1,332,091	668,205
Current portion of long-term debt held by variable interest entities	731,833	—	—

Total current liabilities	2,455,891	2,268,224	2,961,709

Long-term debt	2,814,400	4,114,039	3,176,648
Long-term debt held by variable interest entities	1,801,537	—	—
Pension liability	353,896	245,332	498,959
Postretirement healthcare liability	272,232	264,472	269,515
Other long-term liabilities	153,054	155,333	156,265

Commitments and contingencies (Note 18)

Total shareholders’ equity	2,189,950	2,108,118	2,289,972

	$10,040,960	$9,155,518	$9,353,068

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 26, 2010	September 27, 2009
Net cash provided by operating activities of continuing operations (Note 3)	$1,169,502	$561,338

Cash flows from investing activities of continuing operations:
Capital expenditures	(77,559)	(76,601)
Origination of finance receivables held for investment	(1,841,403)	(943,557)
Collections on finance receivables held for investment	2,041,976	423,641
Collection of retained securitization interests	—	45,843
Purchases of marketable securities	(68,497)	—
Sales and redemptions of marketable securities	54,579	—

Net cash provided by (used by) investing activities of continuing operations	109,096	(550,674)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of senior unsecured notes	—	589,030
Proceeds from securitization debt	—	1,195,129
Repayments of securitization debt	(1,518,528)	(106,350)
Net increase (decrease) in credit facilities and unsecured commercial paper	145,687	(556,101)
Net borrowings of asset-backed commercial paper	(845)	56,691
Net change in restricted cash	78,928	(127,462)
Dividends	(70,480)	(70,329)
Purchase of common stock for treasury	(1,687)	(296)
Excess tax benefits from share-based payments	3,590	148
Issuance of common stock under employee stock option plans	7,466	11

Net cash (used by) provided by financing activities of continuing operations	(1,355,869)	980,471

Effect of exchange rate changes on cash and cash equivalents of continuing operations	4,921	11,829

Net (decrease) increase in cash and cash equivalents of continuing operations	(72,350)	1,002,964

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(68,650)	(50,044)
Cash flows from investing activities of discontinued operations	—	(18,010)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	(4,086)

	(69,845)	(72,140)

Net (decrease) increase in cash and cash equivalents	$(142,195)	$930,824

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,630,433	$568,894
Cash and cash equivalents of discontinued operations - beginning of period	6,063	24,664
Net (decrease) increase in cash and cash equivalents	(142,195)	930,824
Less: Cash and cash equivalents of discontinued operations - end of period	—	(5,583)

Cash and cash equivalents - end of period	$1,494,301	$1,518,799

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 26, 2010 and September 27, 2009, the condensed consolidated statements of operations for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended.

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

During 2008, the Company acquired Italian motorcycle manufacturer MV Agusta (MV) and the results of MV were included in the Motorcycles segment. On October 15, 2009, the Company announced its intent to divest MV. The Motorcycles segment financial information has been adjusted to reflect MV as a discontinued operation for all periods presented. On August 6, 2010, the Company concluded the sale of MV to a company controlled by the former owner of MV.

2.	New Accounting Standards

Accounting Standards Recently Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amended the guidance within Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (QSPEs) as defined under prior U.S. GAAP had to be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic 860 requires enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets. In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized QSPEs as defined under prior U.S. GAAP which were not subject to consolidation in the Company’s financial statements.

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

Effects of Adoption on January 1, 2010

The Company was required to adopt the new guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010. The Company determined that the formerly unconsolidated QSPEs that HDFS utilized were VIEs, of which the Company was the primary beneficiary, and consolidated them into the Company’s financial statements beginning January 1, 2010. In accordance with ASC Topic 810, the Company measured the initial carrying values of the assets and liabilities of the VIEs by determining what those values would have been on January 1, 2010 as if the new guidance had been in effect when the Company first met the conditions as the primary beneficiary. The Company’s VIEs are discussed in further detail in Note 7.

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

Accounting Standards Not Yet Adopted

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financials statements and notes.

3.	Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	September 26, 2010	December 31, 2009	September 27, 2009
Available-for-sale:
Corporate bond investments	$55,229	$39,685	$—

The Company’s available-for-sale securities have maturities of less than one year and are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2010, the Company recognized gross unrealized gains of $1.1 million, or $0.7 million net of tax, to adjust amortized cost to fair value. There were no marketable securities held at September 27, 2009.

Finance Receivables

Finance receivables held for investment, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	September 26, 2010	December 31, 2009	September 27, 2009
Wholesale	$717,660	$870,001	$958,683
Retail	5,674,836	4,091,893	4,103,286

	6,392,496	4,961,894	5,061,969
Allowance for finance credit losses	(181,985)	(150,082)	(148,917)

	6,210,511	4,811,812	4,913,052
Investment in retained securitization interests	—	245,350	265,099

	$6,210,511	$5,057,162	$5,178,151

At September 26, 2010, the allowance for finance credit losses on finance receivables held for investment was $182.0 million which consisted of $171.1 million for retail finance receivables and $10.9 million for wholesale finance receivables. Of the $171.1 million allowance for finance credit losses on retail finance receivables, $96.8 million related to retail finance receivables held by VIEs.

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

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 26, 2010	December 31, 2009	September 27, 2009
Components at the lower of FIFO cost or market
Raw materials and work in process	$103,916	$104,641	$104,153
Motorcycle finished goods	144,794	168,002	228,703
Parts and accessories and general merchandise	105,828	84,823	100,745

Inventory at lower of FIFO cost or market	354,538	357,466	433,601
Excess of FIFO over LIFO cost	(35,437)	(34,437)	(34,749)

	$319,101	$323,029	$398,852

Operating Cash Flow

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net income	$193,311	$163,580
Loss from discontinued operations	(108,434)	(54,231)

Income from continuing operations	301,745	217,811
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	199,629	181,614
Provision for employee long-term benefits	64,331	59,225
Contributions to pension and postretirement plans	(28,138)	(14,820)
Stock compensation expense	21,486	12,689
Net change in wholesale finance receivables	148,646	243,531
Origination of retail finance receivables held for sale	—	(1,180,467)
Collections on retail finance receivables held for sale	—	725,042
Impairment of retained securitization interests	—	35,575
Lower of cost or fair market value adjustment on finance receivables held for sale	—	5,895
Provision for credit losses	69,117	137,831
Pension and postretirement healthcare plan curtailment and settlement expense	30,206	4,903
Goodwill and other impairments	—	42,562
Foreign currency adjustments	(18,481)	(20,835)
Other, net	115,799	70,558
Changes in current assets and liabilities:
Accounts receivable, net	(38,603)	(24,234)
Finance receivables - accrued interest and other	9,825	(2,282)
Inventories	5,941	10,358
Accounts payable and accrued liabilities	306,173	16,501
Restructuring reserves	(18,332)	43,033
Derivative instruments	3,978	3,195
Other	(3,820)	(6,347)

Total adjustments	867,757	343,527

Net cash provided by operating activities of continuing operations	$1,169,502	$561,338

4.	MV Divestiture

In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. The Company engaged a third party investment bank to assist with the marketing and sale of MV. As a result, MV is presented as a discontinued operation for all periods presented.

On August 6, 2010, the Company concluded its sale of MV to MV Augusta Motor Holding S.r.l., a company controlled by the former owner of MV. Under the agreement relating to the sale, (1) the Company received nominal consideration in return for the transfer of MV and related assets; (2) the parties waived their respective rights under the stock purchase agreement and other documents related to the Company’s purchase of MV in 2008, which included a waiver of the former owner’s right to contingent earn-out consideration; and (3) the Company contributed 20.0 million Euros to MV as operating capital. The Company incurred an immaterial loss on the sale, which is included in loss from discontinued operations, net of tax, during the three and nine months ended September 26, 2010.

The following table summarizes the net revenue, pre-tax loss, net loss and loss per common share from discontinued operations for the periods noted (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenue	$3,983	$12,810	$48,563	$42,940
Loss before income taxes	$(5,645)	$(29,891)	$(131,034)	$(54,214)
Net loss	$(4,888)	$(29,898)	$(108,434)	$(54,231)
Loss per common share	$(0.02)	$(0.13)	$(0.46)	$(0.23)

During the first nine months of 2010, the Company incurred a $131.0 million pre-tax loss from discontinued operations, or $108.4 million net of tax. Included in the first nine months of 2010 operating loss were impairment charges of $111.8 million, or $90.2 million net of tax, which represented the excess of net book value of the held-for-sale assets over the fair value less selling costs. The impairment charges consisted of $32.3 million accounts receivable valuation allowance; $25.2 million inventory valuation allowance; $26.9 million fixed asset impairment; $15.8 million intangible asset impairment; $2.6 million other asset valuation allowance; and $9.0 million of currency translation adjustment. During the three and nine months ended September 27, 2009, the Company incurred an $18.9 million goodwill impairment charge.

As of August 6, 2010, assets of discontinued operations that were sold consisted of $0.6 million of accounts receivable, net; $3.6 million of inventories; and $14.3 million of other assets. As of August 6, 2010, liabilities of discontinued operations that were sold consisted $41.7 million of accounts payable and accrued liabilities and $16.6 million of other liabilities.

5.	Restructuring Expense and Other Impairments

2010 Restructuring Plan

In September 2010, the Company’s unionized employees at its facilities in Milwaukee and Tomahawk, Wisconsin ratified three separate new seven-year labor agreements which take effect in April 2012 when the current contracts expire. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency. Once the new contracts are implemented, the production system in Wisconsin, like York, will include the addition of a “casual” workforce component.

After taking actions to implement the new ratified labor agreements (2010 Restructuring Plan), the Company expects to have about 700 full-time hourly unionized employees in its Milwaukee facilities when the contracts are implemented in 2012, about 250 fewer than would be required under the existing contract. In Tomahawk, the Company expects to have a full-time hourly unionized workforce of about 200 when the contract is implemented, about 75 fewer than would be required under the current contract.

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $85 million in restructuring expenses related to the new contracts through 2012, of which approximately 35% are expected to be non-cash. During the third quarter of 2010, the Company recorded a $40.7 million restructuring charge related to the 2010 Restructuring Plan.

The following table summarizes the Company’s 2010 Restructuring Plan reserve recorded in accrued liabilities as of September 26, 2010 (in thousands):

	Motorcycles & Related Products
	Employee Severance and Termination Costs	Other	Total
Restructuring expense	$40,662	$5	$40,667
Utilized - cash	(2,141)	(5)	(2,146)
Utilized - noncash	(28,171)	—	(28,171)

Balance September 26, 2010	$10,350	$—	$10,350

For the three months ended September 26, 2010, restructuring expense included $28.2 million of noncash curtailment losses related to the Company’s pension and postretirement healthcare plans that cover employees of the affected facilities in Milwaukee and Tomahawk, Wisconsin.

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

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $420 million to $450 million from 2009 to 2012 (compared to previous expected total costs of approximately $430 million to $460 million), of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $329.4 million of restructuring and impairment expense under the 2009 Restructuring Plan as of September 26, 2010, of which $105.2 million was incurred during the first nine months of 2010. Approximately 2,500 employees have left the Company under the 2009 Restructuring Plan as of September 26, 2010.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of September 26, 2010 (in thousands):

	Motorcycles & Related Products					Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Restructuring expense	$63,778	$16,384	$14,175	$6,401	$100,738	$1,204	$—	$1,204	$101,942
Utilized - cash	(18,963)	—	—	(6,401)	(25,364)	(836)	—	(836)	(26,200)
Utilized - noncash	(4,533)	(16,384)	(14,175)	—	(35,092)	—	—	—	(35,092)

Balance, September 27, 2009	$40,282	$—	$—	$—	$40,282	$368	$—	$368	$40,650
Restructuring expense	39,991	10,521	3,848	65,877	120,237	475	1,623	2,098	122,335
Utilized - cash	(10,922)	—	—	(34,455)	(45,377)	(624)	(1,197)	(1,821)	(47,198)
Utilized - noncash	(33,281)	(10,521)	(3,848)	—	(47,650)	—	(426)	(426)	(48,076)

Balance, December 31, 2009	$36,070	$—	$—	$31,422	$67,492	$219	$—	$219	$67,711
Restructuring expense	31,948	44,245	—	28,977	105,170	—	—	—	105,170
Utilized - cash	(39,602)	—	—	(47,990)	(87,592)	(44)	—	(44)	(87,636)
Utilized - noncash	1,023	(44,245)	—	(2,819)	(46,041)	(175)	—	(175)	(46,216)

Balance, September 26, 2010	$29,439	$—	$—	$9,590	$39,029	$—	$—	$—	$39,029

Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs.

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

As a result of the Company’s lower shipment volume projections and the decrease in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value and as such the Company recorded an impairment charge of $28.4 million during the second quarter of 2009. The impairment charge represented the Company’s total goodwill balance associated with the Financial Services segment.

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

HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of its VIEs within its consolidated financial statements. Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore no longer recorded on a consolidated basis.

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

At September 26, 2010, the assets of the consolidated term asset-backed securitization SPEs totaled $3.37 billion and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by variable interest entities in the Company’s Condensed Consolidated Balance Sheet. At September 26, 2010, the SPEs held U.S. retail motorcycle finance receivables of $3.07 billion restricted as collateral for the payment of $2.53 billion of obligations under the secured notes. The SPEs also held $285.7 million of cash restricted for payment on the secured notes at September 26, 2010.

At September 27, 2009, the assets of the consolidated term asset-backed securitization SPE totaled $1.49 billion and were primarily included in other current assets and finance receivables held for investment in the Company’s Condensed Consolidated Balance Sheet. At September 27, 2009, the SPE held U.S. retail motorcycle finance receivables of $1.39 billion restricted as collateral for the payment of $1.09 billion of obligations under the secured notes. The SPE also held $89.5 million of cash restricted for payment on the secured notes at September 27, 2009.

Asset-Backed Commercial Paper Conduit Facility VIE

On September 10, 2010, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility which provides for a total aggregate commitment of up to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 9, 2011.

At September 26, 2010, HDFS had no borrowings outstanding under the conduit facility. The SPE held $33.1 million of finance receivables and $1.9 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million. The assets of the SPE totaled $36.9 million at September 26, 2010, and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet.

At September 27, 2009, the SPE held finance receivables of $759.2 million restricted as collateral for the payment of the $570.1 million short-term asset-backed conduit facility debt, which was included in the Company’s Condensed Consolidated Balance Sheet. The SPE also held $38.0 million of cash collections from the finance receivables held by the SPE restricted for payment on the outstanding debt at September 27, 2009. The assets of the SPE totaled $818.1 million at September 27, 2009 and were primarily included in finance receivables held for investment, net and other current assets in the Company’s Condensed Consolidated Balance Sheet.

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

Upon sale of the U.S. retail motorcycle loans to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests was included with finance receivables held for investment, net in the Condensed Consolidated Balance Sheets. In conjunction with prior year sales, the Company had investments in retained securitization interests of $265.1 million at September 27, 2009.

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

The following activity only applied to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment was recognized in earnings and a component was recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests held as of September 27, 2009 was as follows (in thousands):

	Three months ended September 27, 2009	Six months ended September 27, 2009
Balance, beginning of period	$44,329	$29,686
Credit component recognized in earnings during the period	3,410	18,444
Reductions due to sale/repurchase(1)	(563)	(954)

Balance, end of period	$47,176	$47,176

(1)	The Company exercised its 10% clean up call repurchase option for certain securitization trusts.

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

The unrealized loss position was primarily due to a difference between the discount rate used to calculate fair value at September 27, 2009 and the initial rate used to value the retained securitization interests at their inception. The discount rate used in the third quarter of 2009 to calculate fair value was 16%. A discount rate of 12% was used to calculate the portion of unrealized gain/loss on the securitization and the initial value of the investment in retained securitization interests.

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

Expected cumulative net credit losses were a key assumption in the valuation of the investment in retained securitization interests. As of September 27, 2009, weighted-average expected net credit losses for all active securitizations were 5.45%. The table below summarizes, as of September 27, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted:

	Loans securitized in
Expected weighted-average cumulative net credit losses (%) as of :	2009	2008	2007	2006	2005
September 27, 2009	—	5.50%	5.78%	5.13%	4.86%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at September 27, 2009 was as follows (dollars in thousands):

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

Prior to the adoption of the new accounting guidance discussed in Note 2, managed retail motorcycle loans consisted of all retail motorcycle installment loans serviced by HDFS including those held by off-balance sheet securitization trusts and those held by HDFS. As of September 27, 2009, managed retail motorcycle loans totaled $5.88 billion, of which $2.19 billion were securitized in off-balance sheet term asset-backed securitization transactions. The principal amount of managed retail motorcycle loans 30 days or more past due was $302.3 million at September 27, 2009. The principal amount of securitized retail motorcycle loans 30 days or more past due was $157.4 million at September 27, 2009. Managed loans 30 days or more past due exclude loans reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle loans were $119.0 million during the first nine months of 2009 which included securitized retail motorcycle loan credit losses, net of recoveries, of $60.2 million.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at September 26, 2010 (in thousands):

	September 26, 2010		September 27, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,494,301	$1,494,301	$1,518,799	$1,518,799
Marketable securities	$55,229	$55,229	$—	$—
Accounts receivable, net	$306,085	$306,085	$304,410	$304,410
Derivatives	$2,169	$2,169	$15,483	$15,483
Finance receivables, net	$6,236,095	$6,210,511	$4,885,118	$4,913,052
Investment in retained securitization interests	$—	$—	$265,099	$265,099
Restricted cash held by variable interest entities	$287,613	$287,613	$127,462	$127,462
Liabilities:
Accounts payable and accrued liabilities	$914,727	$914,727	$869,011	$869,011
Derivatives	$19,924	$19,924	$28,132	$28,132
Unsecured commercial paper	$697,481	$697,481	$899,971	$899,971
Asset-backed commercial paper conduit facility	$—	$—	$570,132	$570,132
Credit facilities	$207,234	$207,234	$400,939	$400,939
Medium-term notes	$2,256,711	$2,099,092	$1,567,270	$1,605,464
Senior unsecured notes	$804,735	$600,000	$770,253	$600,000
Finance receivable securitization debt	$2,596,730	$2,533,370	$1,109,375	$1,093,650

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2010 and September 27, 2009 (in thousands):

	Balance as of September 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,091,200	$1,091,200	$—	$—
Marketable securities	55,229	—	55,229	—
Derivatives	2,169	—	2,169	—

	$1,148,598	$1,091,200	$57,398	$—

Liabilities:
Derivatives	$19,924	$—	$19,924	$—

	Balance as of September 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,260,544	$1,260,544	$—	$—
Derivatives	15,483	—	15,483	—
Investment in retained securitization interests	265,099	—	—	265,099

	$1,541,126	$1,260,544	$15,483	$265,099

Liabilities:
Derivatives	$28,132	$—	$28,132	$—

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

	Three months ended September 27, 2009	Nine months ended September 27, 2009
Balance, beginning of period	$276,227	$330,674
Realized gains (losses) included in financial services income(a)	2,607	(9,205)
Unrealized gains included in other comprehensive income(b)	11,221	15,845
Sales, repurchases and settlements, net	(24,956)	(72,215)

Balance, end of period	$265,099	$265,099

(a)	As discussed in Note 7, realized gains (losses) included in financial services income includes an impairment charge of $3.4 and $35.6 million for the three and nine months ended September 27, 2009, respectively.
(b)	During the three and nine months ended September 27, 2009, $3.0 million and $4.3 million of net unrealized losses were reclassified out of accumulated other comprehensive income into financial services income.

As discussed in Note 2, upon adoption of the new guidance within ASC Topic 810 and ASC Topic 860, the Company derecognized its investment in retained securitization interests on January 1, 2010. The carrying value of the investment in retained securitization interests that was derecognized on that date was $245.4 million.

11.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks such as foreign currency exchange rate risk, interest rate risk and commodity price risk. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. All derivative transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes.

All derivative instruments are recognized on the balance sheet at fair value (see Note 9). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar and the Japanese yen. The Company utilizes foreign currency contracts to mitigate the effects of these currencies’ fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.

The Company utilizes natural gas contracts to hedge portions of the cost of natural gas consumed in the Company’s motorcycle production operations.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. Similarly, HDFS utilizes interest rate swaps with its medium-term notes; however, the impact is to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, do not qualify for hedge accounting treatment. Additionally, to facilitate the asset-backed commercial paper conduit facility agreement that the Company entered into in April 2009, HDFS entered into derivative contracts, certain of which do not qualify for hedge accounting treatment.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 26, 2010			September 27, 2009
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)
Foreign currency contracts(3)	$340,411	$—	$10,431	$216,587	$—	$16,707
Natural gas contracts(3)	2,305	—	505	2,980	—	51
Interest rate swaps - unsecured commercial paper(3)	144,800	—	8,988	190,300	—	11,374
Interest rate swaps - medium-term notes(4)	150,000	1,427	—	150,000	7,436	—

Total	$637,516	$1,427	$19,924	$559,867	$7,436	$28,132

	September 26, 2010			September 27, 2009
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)	Notional Value	Asset Fair Value(1)	Liability Fair Value(2)
Derivatives - securitization transactions	$62,613	$—	$—	$366,807	$502	$—
Derivatives - conduit facility	476,489	742	—	603,738	7,545	—

	$539,102	$742	$—	$970,545	$8,047	$—

(1)	Included in other current assets
(2)	Included in accrued liabilities
(3)	Derivative designated as a cash flow hedge
(4)	Derivative designated as a fair value hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended		Nine months ended
Cash Flow Hedges	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Foreign currency contracts	$(16,512)	$(12,769)	$(2,641)	$(4,053)
Natural gas contracts	(519)	(91)	(1,168)	(1,071)
Interest rate swaps - unsecured commercial paper	(910)	(2,075)	(4,391)	(1,004)
Interest rate swaps - conduit facility	—	—	—	(1,447)

Total	$(17,941)	$(14,935)	$(8,200)	$(7,575)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Nine months ended		Expected to be Reclassified Over the Next Twelve Months
Cash Flow Hedges	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Foreign currency contracts(1)	$(804)	$(4,596)	$2,877	$23,274	$(10,203)
Natural gas contracts(1)	(153)	(442)	(613)	(2,353)	(505)
Interest rate swaps - unsecured commercial paper(2)	(1,703)	(2,306)	(5,047)	(6,846)	5,335
Interest rate swaps - conduit facility(2)	—	—	—	(6,452)	—

Total	$(2,660)	$(7,344)	$(2,783)	$7,623	$(5,373)

(1)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold
(2)	Gain/(loss) reclassified from AOCI to income is included in HDFS interest expense, a component of Financial Services expense

For the three and nine months ended September 26, 2010 and September 27, 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Loss Recognized in Income on Derivative
	Three months ended		Nine months ended
Fair Value Hedges	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Interest rate swaps - medium-term notes(1)	$(1,491)	$(591)	$(4,645)	$(2,262)

	Amount of Gain Recognized in Income on Hedged Debt
	Three months ended		Nine months ended
Fair Value Hedges	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Interest rate swaps - medium-term notes(1)	$1,491	$591	$4,645	$2,262

(1)	Gain/(loss) recognized in income is included in HDFS interest expense, a component of Financial Services expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives not Designated as Hedges	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Derivatives - securitization transactions(1)	$(1)	$311	$(8)	$715
Derivatives - conduit facility(1)	(887)	(1,992)	(6,461)	(1,759)

	$(888)	$(1,681)	$(6,469)	$(1,044)

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

12.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	September 26, 2010		September 27, 2009
Net income		$88,829		$26,483
Other comprehensive income, net of tax:
Foreign currency translation adjustment		36,284		23,495
Investment in retained securitization interest:
Unrealized net gains arising during the period	—		5,279
Less: net losses reclassified into net income	—	—	(1,902)	7,181

Derivative financial instruments:
Unrealized net losses arising during period	(9,006)		(9,384)
Less: net gains (losses) reclassified into net income	401	(9,407)	(4,631)	(4,753)

Marketable securities
Unrealized gains on marketable securities	1,219	1,219	—	—

Pension and postretirement benefit plans:
Amortization of actuarial loss	4,969		2,534
Amortization of net prior service cost	318		693
Pension and postretirement plan funded status adjustment	(70,586)		—
Less: actuarial loss reclassified into net income due to settlement	(300)		—
Less: prior service cost reclassified into net income due to curtailment loss	(17,738)	(47,261)	—	3,227

		$69,664		$55,633

	Nine months ended
	September 26, 2010		September 27, 2009
Net income		$193,311		$163,580
Other comprehensive income, net of tax:
Foreign currency translation adjustment		6,053		33,061
Investment in retained securitization interest:
Unrealized net gains arising during the period	—		7,384
Less: net losses reclassified into net income	—	—	(2,778)	10,162

Derivative financial instruments:
Unrealized net losses arising during period	(2,936)		(3,673)
Less: net gains reclassified into net income	277	(3,213)	4,596	(8,269)

Marketable securities
Unrealized gains on marketable securities	709	709	—	—

Pension and postretirement benefit plans:		—
Amortization of actuarial loss	14,908		7,868
Amortization of net prior service cost	952		2,125
Pension and postretirement plan funded status adjustment	(70,586)		12,499
Less: actuarial loss reclassified into net income due to settlement	(1,925)		(232)
Less: net prior service cost reclassified into net incomedue to net curtailment loss	(17,094)	(35,707)	(2,839)	25,563

		$161,153		$224,097

13.	Income Taxes

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

The Company’s third quarter 2010 income tax rate was favorably affected by a domestic manufacturing benefit.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Balance, beginning of period	$62,569	$60,935	$68,044	$64,543
Warranties issued during the period	10,865	12,384	27,547	36,195
Settlements made during the period	(16,077)	(20,688)	(44,150)	(53,625)
Recalls and changes to pre-existing warranty liabilities	(903)	778	5,013	6,296

Balance, end of period	$56,454	$53,409	$56,454	$53,409

The liability for safety recall campaigns was $2.2 million and $2.6 million as of September 26, 2010 and September 27, 2009, respectively.

15.	Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of September 26, 2010 and September 27, 2009.

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$93,717	$56,381	$301,745	$217,811

Denominator:
Denominator for basic earnings per share-weighted-average common shares	233,504	232,677	233,232	232,527
Effect of dilutive securities - employee stock compensation plan	1,282	1,198	1,395	830

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	234,786	233,875	234,627	233,357

Earnings per common share from continuing operations:
Basic	$0.40	$0.24	$1.29	$0.94
Diluted	$0.40	$0.24	$1.29	$0.93

Outstanding options to purchase 4.1 million and 4.6 million shares of common stock for the three months ended September 26, 2010 and September 27, 2009, respectively, and 4.2 million and 5.2 million shares of common stock for the nine months ended September 26, 2010 and September 27, 2009, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Pension and SERPA Benefits
Service cost	$10,345	$11,702	$31,131	$36,620
Interest cost	19,409	18,589	58,323	57,744
Expected return on plan assets	(24,392)	(21,885)	(73,080)	(67,740)
Amortization of unrecognized:
Prior service cost	1,085	1,432	3,351	4,473
Net loss	5,594	2,764	16,878	8,855
Curtailment loss	15,505	—	15,505	4,164
Settlement loss	476	—	3,058	370

Net periodic benefit cost	$28,022	$12,602	$55,166	$44,486

Postretirement Healthcare Benefits
Service cost	$2,480	$2,807	$7,514	$8,753
Interest cost	5,297	5,570	15,891	17,142
Expected return on plan assets	(2,445)	(2,724)	(7,335)	(8,376)
Amortization of unrecognized:
Prior service credit	(629)	(283)	(1,887)	(867)
Net loss	2,251	1,357	6,753	4,223
Curtailment loss	12,666	—	11,643	369

Net periodic benefit cost	$19,620	$6,727	$32,579	$21,244

As disclosed in Note 5, the Company recorded restructuring expense of $145.8 million related to its Motorcycles segment during the first nine months of 2010. The restructuring action resulted in a pension and postretirement healthcare plan net curtailment loss of $27.1 million, which is included in the $145.8 million restructuring expense, and a net increase to equity of $27.1 million, or $17.1 million net of tax, which is included in other comprehensive income, during the first nine months of 2010. The net curtailment loss of $27.1 million consists of a $28.2 million curtailment loss related to the 2010 Restructuring Plan and a $1.1 million curtailment gain related to the 2009 Restructuring Plan. The net curtailment loss also resulted in a pension plan remeasurement using a discount rate of 5.0% and a postretirement healthcare plan remeasurement using a discount rate of 4.6%. At December 31, 2009, the discount rates used to measure the pension plans and the postretirement healthcare plans were 6.0% and 5.65%, respectively. All other significant assumptions remain unchanged from the December 31, 2009 measurement date. As a result of the remeasurements, the Company recognized a funded status adjustment consisting of a $112.1 million increase to its pension and postretirement healthcare liabilities and a decrease to other comprehensive income of $112.1 million, or $70.6 million net of tax. During the first nine months of 2009, the Company recorded restructuring expense of $50.0 million, which included a pension and postretirement healthcare plan curtailment loss of $4.5 million, and an increase to equity of $13.3 million.

During the first nine months of 2010, the Company incurred a $3.1 million settlement loss related to its SERPA plans compared to a settlement loss of $0.4 million during the first nine months of 2009. The settlement losses were the result of benefit payments made to former executives who departed from the Company during 2009 and 2010.

The Company is currently evaluating a contribution during the fourth quarter of 2010 to further fund its pension plans.

17.	Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Motorcycles net revenue	$1,087,115	$1,108,465	$3,259,551	$3,522,631
Gross profit	379,806	370,134	1,156,337	1,231,375
Selling, administrative and engineering expense	210,828	188,736	624,984	594,778
Restructuring expense and other impairments	67,476	50,745	145,837	100,738

Operating income from Motorcycles	101,502	130,653	385,516	535,859

Financial services income	172,845	136,993	516,387	365,627
Financial services expense	121,977	167,333	377,992	446,881
Goodwill impairment	—	—	—	28,387
Restructuring expense	—	1,204	—	1,204

Operating income (loss) from Financial Services	50,868	(31,544)	138,395	(110,845)

Operating income	$152,370	$99,109	$523,911	$425,014

As discussed in Note 2, Financial Services operating income for the three and nine months ended September 26, 2010 includes the effects of consolidating formerly unconsolidated QSPEs.

As discussed in Note 8, operating income from Financial Services for the three and nine months ended September 27, 2009 includes an other-than-temporary impairment charge of $3.4 million and $35.6 million, respectively, related to the investment in retained securitization interests.

Financial Services operating income for the nine months ended September 27, 2009 includes a $72.7 million charge related to increased provision for credit losses resulting from the one-time reclassification of finance receivables held for sale to finance receivables held for investment.

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

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. Lead plaintiffs in the consolidated state court derivative action filed an amended complaint on February 22, 2010 and defendants moved to dismiss the amended complaint in its entirety on April 26, 2010. The motion has been fully briefed, and the court is scheduled to hear arguments on the motion on November 18, 2010.

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

	Three months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,088,961	$—	$(1,846)	$1,087,115
Financial services	—	173,227	(382)	172,845

Total revenue	1,088,961	173,227	(2,228)	1,259,960
Costs and expenses:
Motorcycles and related products cost of goods sold	707,309	—	—	707,309
Financial services interest expense	—	62,780	—	62,780
Financial services provision for credit losses	—	28,049	—	28,049
Selling, administrative and engineering expense	211,210	32,994	(2,228)	241,976
Restructuring expense	67,476	—	—	67,476

Total costs and expenses	985,995	123,823	(2,228)	1,107,590

Operating income	102,966	49,404	—	152,370
Investment income	1,239	—	—	1,239
Interest expense	23,102	—	—	23,102

Income before provision for income taxes	81,103	49,404	—	130,507
Provision for income taxes	19,004	17,786	—	36,790

Income from continuing operations	62,099	31,618	—	93,717
Loss from discontinued operations, net of tax	(4,888)	—	—	(4,888)

Net income	$57,211	$31,618	$—	$88,829

	Nine months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,261,858	$—	$(2,307)	$3,259,551
Financial services	—	517,079	(692)	516,387

Total revenue	3,261,858	517,079	(2,999)	3,775,938
Costs and expenses:
Motorcycles and related products cost of goods sold	2,103,214	—	—	2,103,214
Financial services interest expense	—	213,104	—	213,104
Financial services provision for credit losses	—	69,117	—	69,117
Selling, administrative and engineering expense	625,676	98,078	(2,999)	720,755
Restructuring expense	145,837	—	—	145,837

Total costs and expenses	2,874,727	380,299	(2,999)	3,252,027

Operating income	387,131	136,780	—	523,911
Investment income	3,666	—	—	3,666
Interest expense	70,148	—	—	70,148

Income before provision for income taxes	320,649	136,780	—	457,429
Provision for income taxes	106,442	49,242	—	155,684

Income from continuing operations	214,207	87,538	—	301,745
Loss from discontinued operations, net of tax	(108,434)	—	—	(108,434)

Net income	$105,773	$87,538	$—	$193,311

	Three months ended September 27, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,108,465	$—	$—	$1,108,465
Financial services	—	137,381	(388)	136,993

Total revenue	1,108,465	137,381	(388)	1,245,458
Costs and expenses:
Motorcycles and related products cost of goods sold	738,331	—	—	738,331
Financial services interest expense	—	80,174	—	80,174
Financial services provision for credit losses	—	56,445	—	56,445
Selling, administrative and engineering expense	189,124	30,714	(388)	219,450
Restructuring expense and other impairments	50,745	1,204	—	51,949
Goodwill impairment	—	—	—	—

Total costs and expenses	978,200	168,537	(388)	1,146,349

Operating income	130,265	(31,156)	—	99,109
Investment income	947	—	—	947
Interest expense	882	—	—	882

Income (loss) before provision for income taxes	130,330	(31,156)	—	99,174
Provision for (benefit from) income taxes	54,345	(11,552)	—	42,793

Income (loss) from continuing operations	75,985	(19,604)	—	56,381
Loss from discontinued operations, net of tax	(29,898)	—	—	(29,898)

Net income (loss)	$46,087	$(19,604)	$—	$26,483

	Nine months ended September 27, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,522,631	$—	$—	$3,522,631
Financial services	—	366,652	(1,025)	365,627

Total revenue	3,522,631	366,652	(1,025)	3,888,258
Costs and expenses:
Motorcycles and related products cost of goods sold	2,291,256	—	—	2,291,256
Financial services interest expense	—	212,992	—	212,992
Financial services provision for credit losses	—	137,831	—	137,831
Selling, administrative and engineering expense	595,803	96,058	(1,025)	690,836
Restructuring expense and other impairments	100,738	1,204	—	101,942
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	2,987,797	476,472	(1,025)	3,463,244

Operating income (loss)	534,834	(109,820)	—	425,014
Investment income	3,217	—	—	3,217
Interest expense	11,468	—	—	11,468

Income (loss) before provision for income taxes	526,583	(109,820)	—	416,763
Provision for (benefit from) income taxes	228,336	(29,384)	—	198,952

Income (loss) from continuing operations	298,247	(80,436)	—	217,811
Loss from discontinued operations, net of tax	(54,231)	—	—	(54,231)

Net income (loss)	$244,016	$(80,436)	$—	$163,580

	September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,278,025	$216,276	$—	$1,494,301
Marketable securities	55,229	—	—	55,229
Accounts receivable, net	600,209	—	(294,124)	306,085
Finance receivables held for investment, net	—	1,065,103	—	1,065,103
Restricted finance receivables held by variable interest entities, net	—	674,371	—	674,371
Inventories	319,101	—	—	319,101
Restricted cash held by variable interest entities	—	287,613	—	287,613
Other current assets	199,399	97,758	—	297,157

Total current assets	2,451,963	2,341,121	(294,124)	4,498,960

Finance receivables held for investment, net	—	2,045,249	—	2,045,249
Restricted finance receivables held by variable interest entities, net	—	2,425,788	—	2,425,788
Property, plant and equipment, net	749,498	30,493	—	779,991
Goodwill	29,992	—	—	29,992
Other long-term assets	304,467	25,120	(68,607)	260,980

	$3,535,920	$6,867,771	$(362,731)	$10,040,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,236	$330,728	$(294,124)	$243,840
Accrued liabilities	616,574	77,266	(3,029)	690,811
Short-term debt	—	587,981	—	587,981
Current portion of long-term debt	—	201,426	—	201,426
Current portion of long-term debt held by variable interest entities	—	731,833	—	731,833

Total current liabilities	823,810	1,929,234	(297,153)	2,455,891

Long-term debt	600,000	2,214,400	—	2,814,400
Long-term debt held by variable interest entities	—	1,801,537	—	1,801,537
Pension liability	353,896	—	—	353,896
Postretirement healthcare benefits	272,232	—	—	272,232
Other long-term liabilities	140,681	12,373	—	153,054

Commitments and contingencies (Note 18)
Total shareholders’ equity	1,345,301	910,227	(65,578)	2,189,950

	$3,535,920	$6,867,771	$(362,731)	$10,040,960

	December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,141,862	$488,571	$—	$1,630,433
Marketable securities	39,685	—	—	39,685
Accounts receivable, net	356,932	—	(87,561)	269,371
Finance receivables held for investment, net	—	1,436,114	—	1,436,114
Inventories	323,029	—	—	323,029
Assets of discontinued operations	181,211	—	—	181,211
Other current assets	191,748	270,358	—	462,106

Total current assets	2,234,467	2,195,043	(87,561)	4,341,949

Finance receivables held for investment, net	—	3,621,048	—	3,621,048
Property, plant and equipment, net	872,336	34,570	—	906,906
Goodwill	31,400	—	—	31,400
Other long-term assets	293,681	26,932	(66,398)	254,215

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,097	$108,979	$(87,561)	$162,515
Accrued liabilities	447,021	69,644	(2,581)	514,084
Liabilities of discontinued operations	69,535	—	—	69,535
Short-term debt	—	189,999	—	189,999
Current portion of long-term debt	204,959	1,127,132	—	1,332,091

Total current liabilities	862,612	1,495,754	(90,142)	2,268,224

Long-term debt	600,000	3,514,039	—	4,114,039
Pension liability	245,332	—	—	245,332
Postretirement healthcare benefits	264,472	—	—	264,472
Other long-term liabilities	143,905	11,428	—	155,333

Commitments and contingencies (Note 18)
Total shareholders’ equity	1,315,563	856,372	(63,817)	2,108,118

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

	September 27, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$667,226	$851,573	$—	$1,518,799
Accounts receivable, net	629,030	—	(324,620)	304,410
Note receivable from HDFS	600,000	—	(600,000)	—
Finance receivables held for investment, net	—	1,525,164	—	1,525,164
Inventories	398,852	—	—	398,852
Assets of discontinued operations	233,339	—	—	233,339
Other current assets	161,910	248,943	—	410,853

Total current assets	2,690,357	2,625,680	(924,620)	4,391,417

Finance receivables held for investment, net	—	3,652,987	—	3,652,987
Property, plant and equipment, net	902,958	36,488	—	939,446
Goodwill	32,498	—	—	32,498
Other long-term assets	378,609	23,972	(65,861)	336,720

	$4,004,422	$6,339,127	$(990,481)	$9,353,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,955	$358,454	$(324,620)	$276,789
Accrued liabilities	525,274	97,592	(2,512)	620,354
Liabilities of discontinued operations	71,058	—	—	71,058
Short-term debt	—	1,325,303	—	1,325,303
Current portion of long-term debt	154,242	513,963	—	668,205

Total current liabilities	993,529	2,295,312	(327,132)	2,961,709

Long-term debt	600,000	2,576,648	—	3,176,648
Note payable to HDMC	—	600,000	(600,000)	—
Pension liability	498,959	—	—	498,959
Postretirement healthcare benefits	269,515	—	—	269,515
Other long-term liabilities	143,574	12,691	—	156,265

Commitments and contingencies (Note 18)
Total shareholders’ equity	1,498,845	854,476	(63,349)	2,289,972

	$4,004,422	$6,339,127	$(990,481)	$9,353,068

	Nine months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$105,773	$87,538	$—	$193,311
Loss from discontinued operations	(108,434)	—	—	(108,434)
Income from continuing operations	214,207	87,538	—	301,745
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	194,440	5,189	—	199,629
Provision for employee long-term benefits	63,136	1,195	—	64,331
Contributions to pension and postretirement plans	(28,138)	—	—	(28,138)
Stock compensation expense	19,725	1,761	—	21,486
Net change in wholesale finance receivables	—	—	148,646	148,646
Curtailment and settlement expense	30,206	—	—	30,206
Provision for credit losses	—	69,117	—	69,117
Foreign currency adjustments	(18,481)	—	—	(18,481)
Other, net	15,196	100,603	—	115,799
Change in current assets and current liabilities:
Accounts receivable	(245,167)	—	206,564	(38,603)
Finance receivables - accrued interest and other	—	9,825	—	9,825
Inventories	5,941	—	—	5,941
Accounts payable and accrued liabilities	292,579	220,184	(206,590)	306,173
Restructuring reserves	(18,113)	(219)	—	(18,332)
Derivative instruments	(1,499)	5,477	—	3,978
Other	(289)	(3,531)	—	(3,820)

Total adjustments	309,536	409,601	148,620	867,757

Net cash provided by operating activities of continuing operations	523,743	497,139	148,620	1,169,502

Cash flows from investing activities of continuing operations:
Capital expenditures	(75,659)	(1,900)	—	(77,559)
Origination of finance receivables held for investment	—	(4,270,820)	2,429,417	(1,841,403)
Collections of finance receivables held for investment	—	4,620,039	(2,578,063)	2,041,976
Purchases of marketable securities	(68,497)	—	—	(68,497)
Sales and redemptions of marketable securities	54,579	—	—	54,579

Net cash (used by) provided by investing activities of continuing operations	(89,577)	347,319	(148,646)	109,096

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(1,518,528)	—	(1,518,528)
Net (decrease) increase in credit facilities and unsecured commercial paper	(178,292)	323,979	—	145,687
Net borrowings of asset-backed commercial paper	—	(845)	—	(845)
Net change in restricted cash	—	78,928	—	78,928
Dividends paid	(70,480)	—	—	(70,480)
Purchase of common stock for treasury	(1,687)	—	—	(1,687)
Excess tax benefits from share based payments	3,590	—	—	3,590
Issuance of common stock under employee stock option plans	7,466	—	—	7,466
Net cash used by financing activities of continuing operations	(239,403)	(1,116,466)	—	(1,355,869)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	5,182	(287)	26	4,921
Net increase (decrease) in cash and cash equivalents of continuing operations	199,945	(272,295)	—	(72,350)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(68,650)	—	—	(68,650)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	—	—	(1,195)

	(69,845)	—	—	(69,845)

Net increase (decrease) in cash and cash equivalents	$130,100	$(272,295)	$—	$(142,195)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	6,063	—	—	6,063
Net increase (decrease) in cash and cash equivalents	130,100	(272,295)	—	(142,195)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$1,278,025	$216,276	$—	$1,494,301

	Nine months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$105,773	$87,538	$—	$193,311
Loss from discontinued operations	(108,434)	—	—	(108,434)
Income from continuing operations	214,207	87,538	—	301,745
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	194,440	5,189	—	199,629
Provision for employee long-term benefits	63,136	1,195	—	64,331
Contributions to pension and postretirement plans	(28,138)	—	—	(28,138)
Stock compensation expense	19,725	1,761	—	21,486
Net change in wholesale finance receivables	—	—	148,646	148,646
Curtailment and settlement expense	30,206	—	—	30,206
Provision for credit losses	—	69,117	—	69,117
Foreign currency adjustments	(18,481)	—	—	(18,481)
Other, net	15,196	100,603	—	115,799
Change in current assets and current liabilities:
Accounts receivable	(245,167)	—	206,564	(38,603)
Finance receivables - accrued interest and other	—	9,825	—	9,825
Inventories	5,941	—	—	5,941
Accounts payable and accrued liabilities	292,579	220,184	(206,590)	306,173
Restructuring reserves	(18,113)	(219)	—	(18,332)
Derivative instruments	(1,499)	5,477	—	3,978
Other	(289)	(3,531)	—	(3,820)

Total adjustments	309,536	409,601	148,620	867,757

Net cash provided by operating activities of continuing operations	523,743	497,139	148,620	1,169,502

Cash flows from investing activities of continuing operations:
Capital expenditures	(75,659)	(1,900)	—	(77,559)
Origination of finance receivables held for investment	—	(4,270,820)	2,429,417	(1,841,403)
Collections of finance receivables held for investment	—	4,620,039	(2,578,063)	2,041,976
Purchases of marketable securities	(68,497)	—	—	(68,497)
Sales and redemptions of marketable securities	54,579	—	—	54,579

Net cash (used by) provided by investing activities of continuing operations	(89,577)	347,319	(148,646)	109,096

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(1,518,528)	—	(1,518,528)
Net (decrease) increase in credit facilities and unsecured commercial paper	(178,292)	323,979	—	145,687
Net borrowings of asset-backed commercial paper	—	(845)	—	(845)
Net change in restricted cash	—	78,928	—	78,928
Dividends paid	(70,480)	—	—	(70,480)
Purchase of common stock for treasury	(1,687)	—	—	(1,687)
Excess tax benefits from share based payments	3,590	—	—	3,590
Issuance of common stock under employee stock option plans	7,466	—	—	7,466

Net cash used by financing activities of continuing operations	(239,403)	(1,116,466)	—	(1,355,869)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	5,182	(287)	26	4,921
Net increase (decrease) in cash and cash equivalents of continuing operations	199,945	(272,295)	—	(72,350)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(68,650)	—	—	(68,650)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	—	—	(1,195)

	(69,845)	—	—	(69,845)

Net increase (decrease) in cash and cash equivalents	$130,100	$(272,295)	$—	$(142,195)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	6,063	—	—	6,063
Net increase (decrease) in cash and cash equivalents	130,100	(272,295)	—	(142,195)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$1,278,025	$216,276	$—	$1,494,301

	Nine months ended September 27, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$244,016	$(80,436)	$—	$163,580
Loss from discontinued operations	(54,231)	—	—	(54,231)

Income (loss) from continuing operations	298,247	(80,436)	—	217,811
Adjustments to reconcile income from continuing operations to cashcash provided by operating activities:
Depreciation	175,587	6,027	—	181,614
Provision for employee long-term benefits	59,519	(294)	—	59,225
Contributions to pension and postretirement plans	(14,820)	—	—	(14,820)
Stock compensation expense	11,906	783	—	12,689
Net change in wholesale finance receivables	—	—	243,531	243,531
Origination of retail finance receivables held for sale	—	(1,180,467)	—	(1,180,467)
Collections of retail finance receivables held for sale	—	725,042	—	725,042
Impairment of investment in retained securitization interests	—	35,575	—	35,575
Lower of cost or FMV adj. on finance receivables HFS	—	5,895	—	5,895
Provision for credit losses	—	137,831	—	137,831
Curtailment and settlement expense	4,903	—	—	4,903
Goodwill and other impairments	14,175	28,387	—	42,562
Foreign currency adjustments	(20,835)	—	—	(20,835)
Other, net	31,312	39,246	—	70,558
Change in current assets and current liabilities:
Accounts receivable	(42,421)	—	18,187	(24,234)
Finance receivables -accrued interest and other	—	(2,282)	—	(2,282)
Inventories	10,358	—	—	10,358
Accounts payable and accrued liabilities	26,253	8,433	(18,185)	16,501
Restructuring reserves	42,665	368	—	43,033
Derivative instruments	9,562	(6,367)	—	3,195
Other	(4,562)	(1,785)	—	(6,347)

Total adjustments	303,602	(203,608)	243,533	343,527

Net cash provided by (used by) operating activities of continuing operations	601,849	(284,044)	243,533	561,338

Cash flows from investing activities:
Capital expenditures	(72,001)	(4,600)	—	(76,601)
Origination of finance receivables held for investment	—	(3,648,820)	2,705,263	(943,557)
Collections of finance receivables held for investment	—	3,372,435	(2,948,794)	423,641
Collection of retained securitization interests	—	45,843	—	45,843

Net cash used by investing activities	(72,001)	(235,142)	(243,531)	(550,674)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	589,030	—	—	589,030
Loan to HDFS	(600,000)	600,000	—	—
Proceeds from securitization debt	—	1,195,129	—	1,195,129
Repayments of securitization debt	—	(106,350)	—	(106,350)
Net decrease in credit facilities and unsecured commercial paper	(35,817)	(520,284)	—	(556,101)
Net borrowings of asset-backed commercial paper	—	56,691	—	56,691
Net change in restricted cash	—	(127,462)	—	(127,462)
Dividends paid	(70,329)	—	—	(70,329)
Purchase of common stock for treasury	(296)	—	—	(296)
Excess tax benefits from share based payments	148	—	—	148
Issuance of common stock under employee stock option plans	11	—	—	11

Net cash (used by) provided by financing activities of continuing operations	(117,253)	1,097,724	—	980,471
Effect of exchange rate changes on cash and cash equivalents of continuing operations	12,178	(347)	(2)	11,829
Net increase in cash and cash equivalents of continuing operations	424,773	578,191	—	1,002,964
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(50,044)	—	—	(50,044)
Cash flows from investing activities of discontinued operations	(18,010)	—	—	(18,010)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(4,086)	—	—	(4,086)

	(72,140)	—	—	(72,140)

Net increase in cash and cash equivalents	$352,633	$578,191	$—	$930,824

Cash and cash equivalents:
Cash and cash equivalents -beginning of period	$295,512	$273,382	$—	$568,894
Cash and cash equivalents of discontinued operations -beginning of period	24,664	—	—	24,664
Net increase in cash and cash equivalents	352,633	578,191	—	930,824
Less: Cash and cash equivalents of discontinued operations - end of period	(5,583)	—	—	(5,583)

Cash and cash equivalents - end of period	$667,226	$851,573	$—	$1,518,799

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Harley-Davidson Financial Services (HDFS) and Buell Motorcycle Company (Buell). HDMC produces heavyweight cruiser and touring motorcycles. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and VRSC. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson and Buell dealers and customers.

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

Overview

Overall, third-quarter 2010 income from continuing operations was $93.7 million, or $0.40 per share, compared to $56.4 million and $0.24 per share in the same period last year. The Company’s operating income was $152.4 million for the third quarter of 2010, up $53.3 million over prior year driven by higher operating income from Financial Services. Operating income for the Financial Services segment improved by $82.4 million during the third quarter of 2010 compared to the third quarter of 2009 on higher net interest income and a lower provision for credit losses. Operating income from motorcycles and related products was down $29.2 million in the third quarter of 2010 driven by higher selling, general and administrative expenses and restructuring expenses.

Retail sales of the Company’s Harley-Davidson motorcycles continue to be affected by the difficult economic environment. Worldwide retail sales of new Harley-Davidson motorcycles declined 7.7% in the third quarter of 2010 compared to last year’s third quarter. The rates of decline in retail sales for the preceding five quarters were 30.1%, 21.3%, 21.4%, 18.2% and 5.5% for the quarters ended June 2009, September 2009, December 2009, March 2010 and June 2010, respectively.

Please refer to the “Results of Operations for the Three Months Ended September 26, 2010” and “Results of Operations for the Nine Months Ended September 26, 2010” for a further discussion of results.

Outlook(1)

On October 19, 2010, the Company narrowed its Harley-Davidson motorcycle wholesale shipment guidance for 2010 to 207,000 to 212,000 units from 201,000 to 212,000 units and announced its expectation to ship 41,000 to 46,000 Harley-Davidson motorcycles in the fourth quarter of 2010.

On October 19, 2010, the Company reiterated its expectation for gross margin to be between 32.5% and 34.0% for the full year of 2010. Gross margin for the first nine months of 2010 was 35.5%, which was up slightly compared to prior year and exceeds the Company’s full year expectations. The Company expects gross margin in

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (November 3, 2010), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. the fourth quarter of 2010 to be lower than in the first three quarters of 2010 primarily as a result of lower expected shipments compared to shipments in each of the first three quarters of 2010.

The Company also announced on October 19, 2010 that it expects its 2010 full year effective income tax rate to be approximately 34.0% for continuing operations, down from its previous expectation of approximately 36.0%. The Company also refined its guidance for capital expenditures, which are now expected to be $190 million to $210 million for 2010, compared to prior guidance of $235 million to $255 million. Capital expenditure guidance for 2010 includes $75 million to $90 million to support restructuring activities, a revision from prior guidance of $95 million to $110 million for restructuring activities in 2010. The Company anticipates it will have the ability to fund all capital expenditures in 2010 with internally generated funds.

Restructuring Activities(1)

2010 Restructuring Plan

In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which take effect in April 2012 when the current contracts expire. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility late last year and allow for similar flexibility and increased production efficiency. Once the new contracts are implemented, the production system in Wisconsin, like York, will include the addition of a “casual” workforce component.

Based on the new ratified labor agreements, the Company expects to have about 700 full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are implemented in 2012, about 250 fewer than would be required under the existing contract. In Tomahawk, the Company expects to have a full-time hourly unionized workforce of about 200 when the contract is implemented, about 75 fewer than would be required under the current contract.

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

Restructuring Costs and Savings

During the first nine months of 2010, the Company incurred $145.8 million in restructuring and impairment expense related to 2010 and 2009 restructuring plan activities. This is in addition to $224.3 million in restructuring and impairment expense incurred in 2009. The Company expects total costs for 2010 and 2009 restructuring plan activities to result in one-time restructuring and impairment expenses of $505 million to $535 million from 2009 through 2012 of which approximately 30% are expected to be non-cash. In 2010, the Company expects to incur restructuring expenses of $190 million to $210 million. The Company anticipates annual ongoing total savings from restructuring of approximately $290 million to $310 million upon completion of all announced restructuring activities. In the near-term, the Company has realized or estimates that it will realize savings from these restructuring activities, measured against 2008 spending, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales);

•	2010 - $150 million to $165 million (65-75% operating expense and 25-35% cost of sales);

•	2011 - $210 million to $230 million (45-55% operating expense and 45-55% cost of sales);

•	2012 - $275 million to $295 million (35-45% operating expense and 55-65% cost of sales); and

•	Ongoing annually upon completion - $290 million to $310 million (30-40% operating expense and 60-70% cost of sales).

Discontinued Operations

On August 6, 2010, the Company concluded the sale of MV Agusta to a company controlled by the former owner of MV Agusta. During the first nine months of 2010, the Company incurred a loss from discontinued operations, net of tax, of $108.4 million, comprised of operating losses and impairment charges. The loss from discontinued operations, net of tax, was $4.9 million during the third quarter of 2010.

Results of Operations for the Three Months Ended September 26, 2010

Compared to the Three Months Ended September 27, 2009

Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 26, 2010	September 27, 2009	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$101,502	$130,653	$(29,151)	(22.3%)

Operating income (loss) from financial services	50,868	(31,544)	82,412	N/M

Operating income	152,370	99,109	53,261	53.7
Investment income	1,239	947	292	30.8
Interest expense	23,102	882	22,220	N/M

Income before income taxes	130,507	99,174	31,333	31.6
Provision for income taxes	36,790	42,793	(6,003)	(14.0)

Income from continuing operations	93,717	56,381	37,336	66.2
Loss from discontinued operations, net of income taxes	(4,888)	(29,898)	25,010	83.7

Net income	$88,829	$26,483	$62,346	235.4%

Diluted earnings per share from continuing operations	$0.40	$0.24	$0.16	66.7%

Diluted loss per share from discontinued operations	$(0.02)	$(0.13)	$0.11	84.6%

Diluted earnings per share	$0.38	$0.11	$0.27	245.5%

Operating income for the Motorcycles segment during the third quarter of 2010 was adversely impacted by higher selling, general and administrative expenses and restructuring expenses. Operating income for the Financial Services segment improved by $82.4 million during the third quarter of 2010 due to favorable net interest income and improved credit performance in the retail motorcycle loan portfolio. The favorable net interest income was primarily due to the increase in on-balance sheet finance receivables and a lower cost of funds. The lower cost of funds was due in part to HDFS’ repayment in the fourth quarter of 2009 of amounts related to the Company’s $600.0 million senior unsecured notes issued in February 2009.

Interest expense for the third quarter of 2010 includes $22.5 million related to the Company’s $600.0 million senior unsecured notes issued in February 2009. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full proceeds were held at the Company. Interest expense for the periods during which the proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for the third quarter of 2010 was 28.2% compared to 43.1% for the third quarter of 2009. The third quarter 2010 effective income tax rate was favorably impacted by a domestic manufacturing benefit.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 7.7% during the third quarter of 2010 compared to the third quarter of 2009. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 9.4% in the United States and 3.6% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 14.4% in the United States for the three months ended September 30, 2010 and up 0.3% in Europe for the three months ended August 31, 2010 when compared to the same periods in 2009. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	September 30, 2010	September 30, 2009	(Decrease) Increase	% Change
North America Region
United States	40,459	44,650	(4,191)	(9.4%)
Canada	2,562	3,494	(932)	(26.7)

Total North America Region	43,021	48,144	(5,123)	(10.6)

Europe Region (Includes Middle East and Africa)
Europe(b)	7,973	7,228	745	10.3
Other	941	771	170	22.0

Total Europe Region	8,914	7,999	915	11.4

Asia Pacific Region
Japan	3,199	3,948	(749)	(19.0)
Other	2,194	2,184	10	0.5

Total Asia Pacific Region	5,393	6,132	(739)	(12.1)

Latin America Region	1,521	1,454	67	4.6

Total Worldwide Retail Sales	58,849	63,729	(4,880)	(7.7%)

(a)	Data source for retail sales figures shown above is sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 26, 2010		September 27, 2009		(Decrease) Increase	% Change
United States	34,394	64.5%	36,524	67.3%	(2,130)	(5.8%)
International	18,899	35.5%	17,712	32.7%	1,187	6.7

Harley-Davidson motorcycle units	53,293	100.0%	54,236	100.0%	(943)	(1.7%)

Touring motorcycle units	20,042	37.6%	22,360	41.2%	(2,318)	(10.4%)
Custom motorcycle units*	22,581	42.4%	20,969	38.7%	1,612	7.7
Sportster motorcycle units	10,670	20.0%	10,907	20.1%	(237)	(2.2)

Harley-Davidson motorcycle units	53,293	100.0%	54,236	100.0%	(943)	(1.7%)

Buell motorcycle units	157		1,403		(1,246)	(88.8%)

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 53,293 Harley-Davidson motorcycles worldwide during the third quarter of 2010, which was 1.7% lower than the third quarter of 2009. The third quarter 2010 shipment volume was in line with Company expectations and resulted in approximately 18,000 fewer new Harley-Davidson motorcycle units in U.S. dealer inventory at the end of the third quarter of 2010 compared to the end of the third quarter of 2009. The Company announced on October 19, 2010 that it anticipates shipping between 41,000 to 46,000 Harley-Davidson motorcycle units in the fourth quarter of 2010.(1) The Company expects Sportster mix in the fourth quarter of 2010 to be higher than the fourth quarter of 2009 mix of 12.9% and to be within the historical range of 18% to 22% for the full year 2010. (1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 26, 2010	September 27, 2009	Increase (Decrease)	% Change
Revenue:
Harley-Davidson motorcycles	$798,769	$803,256	$(4,487)	(0.6%)
Buell motorcycles	828	9,200	(8,372)	(91.0)

	799,597	812,456	(12,859)	(1.6)
Parts & Accessories	218,975	221,648	(2,673)	(1.2)
General Merchandise	64,052	70,668	(6,616)	(9.4)
Other	4,491	3,693	798	21.6

Total revenue	1,087,115	1,108,465	(21,350)	(1.9)

Cost of goods sold	707,309	738,331	(31,022)	(4.2)

Gross profit	379,806	370,134	9,672	2.6

Selling & administrative expense	178,253	152,062	26,191	17.2
Engineering expense	32,575	36,674	(4,099)	(11.2)
Restructuring expense and other impairments	67,476	50,745	16,731	33.0

Operating expense	278,304	239,481	38,823	16.2

Operating income from motorcycles	$101,502	$130,653	$(29,151)	(22.3%)

The following table includes the estimated impact of significant factors affecting the comparability of revenues and gross profit from the third quarter of 2009 to the third quarter of 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 27, 2009	$1,108	$738	$370

Volume	(28)	(25)	(3)
Foreign currency exchange rates and hedging	(8)	(15)	7
Product mix	15	(15)	30
Raw material prices	—	4	(4)
Manufacturing costs	—	20	(20)

Total	(21)	(31)	10

September 26, 2010	$1,087	$707	$380

•

Foreign currency exchange rate changes, primarily due to a weakening Euro during the third quarter of 2010 relative to the third quarter 2009, resulted in a negative impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were also favorable when compared to the same period last year and more than offset the negative impact of revenue resulting in an overall positive impact on gross margins.

•	Product mix benefited net revenue and gross profit primarily from product mix changes within the Company’s motorcycle families.

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Higher manufacturing costs were also the result of increasing product cost associated with new models and increased product content, such as new features and options on the Company’s motorcycles. Finally, manufacturing costs were also higher due to inefficiencies associated with the Company’s restructuring activities at its York, Pennsylvania facility as non-core operations are outsourced. These increased costs were partially offset by productivity gains.

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities, increased expense associated with the Company’s variable incentive compensation programs and increased international spending partially offset by ongoing cost reduction initiatives. During the third quarter of 2010, the Company accrued for a potential payout of variable incentive compensation programs. The Company was accruing for a potential payout of variable incentive compensation programs during the first half of 2009; however, the Company reversed those accruals during the third quarter of 2009 when the Company determined the planned targets would not be met. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 26, 2010	September 27, 2009	Increase (Decrease)	% Change
Interest income	$159,695	$113,811	$45,884	40.3%
Income from securitizations	—	2,609	(2,609)	N/M
Other income	13,150	20,573	(7,423)	(36.1)

Financial services revenue	172,845	136,993	35,852	26.2

Interest expense	62,780	80,174	(17,394)	(21.7)
Provision for credit losses	28,049	56,445	(28,396)	(50.3)
Operating expenses	31,148	30,714	434	1.4
Restructuring expense	—	1,204	(1,204)	N/M

Financial services expense	121,977	168,537	(46,560)	(27.6)

Operating income (loss) from financial services	$50,868	$(31,544)	$82,412	N/M

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

Interest income for the three months ended September 26, 2010 benefited primarily from higher average retail finance receivables, which was driven by the consolidation of formerly off-balance sheet QSPEs. Interest expense was lower due to more favorable cost of funds, partially offset by increased borrowings related to the newly consolidated securitization trusts.

There was no income or loss from securitizations during the third quarter of 2010 due to the elimination of the investment in retained securitization interests. During the third quarter of 2009, HDFS recorded $6.0 million of income from the investment in retained securitization interests. Partially offsetting the income from the investment in retained securitization interests was a $3.4 million other-than-temporary impairment of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds.

Other income decreased during the third quarter of 2010 compared to the third quarter of 2009 primarily due to no servicer fee income. As a result of the consolidation of the formerly off-balance sheet securitization trusts, the Company no longer records servicer fee income from servicing off-balance sheet finance receivables. During the third quarter of 2009, the Company earned $5.9 million of servicer fee income.

The provision for credit losses related to retail and wholesale receivables decreased by $23.3 million and $6.9 million, respectively, in the third quarter of 2010 compared to the third quarter of 2009. During the third quarter of 2009, the Company increased the retail reserve by approximately $28 million to reflect a higher expected incidence of loss and lower expected recovery values on repossessed motorcycles. The year over year decrease was partially offset by provision requirements for increased on-balance sheet receivables during the third quarter of 2010. The decrease in the provision for wholesale credit losses is primarily due to a net increase of approximately $5 million in reserves during the third quarter of 2009. In addition, wholesale finance receivables outstanding are lower compared to the third quarter of 2009.

Changes in the allowance for finance credit losses on finance receivables held for investment, including finance receivables held by variable interest entities (VIEs), were as follows (in thousands):

	Three months ended
	September 26, 2010	September 27, 2009
Balance, beginning of period	$182,983	$114,335
Provision for finance credit losses	28,049	56,445
Charge-offs, net of recoveries	(29,047)	(21,863)

Balance, end of period	$181,985	$148,917

At September 26, 2010, the allowance for finance credit losses on finance receivables held for investment was $171.1 million for retail receivables, which includes $96.8 million related to finance receivables held by VIEs, and $10.9 million for wholesale receivables. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables held for investment was $128.8 million for retail receivables and $20.1 million for wholesale receivables at September 27, 2009.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Nine Months Ended September 26, 2010

Compared to the Nine Months Ended September 27, 2009

Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 26, 2010	September 27, 2009	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$385,516	$535,859	$(150,343)	(28.1%)

Operating income (loss) from financial services	138,395	(110,845)	249,240	N/M

Operating income	523,911	425,014	98,897	23.3
Investment income	3,666	3,217	449	14.0
Interest expense	70,148	11,468	58,680	511.7

Income before income taxes	457,429	416,763	40,666	9.8
Provision for income taxes	155,684	198,952	(43,268)	(21.7)

Income from continuing operations	301,745	217,811	83,934	38.5
Loss from discontinued operations, net of income taxes	(108,434)	(54,231)	(54,203)	99.9

Net income	$193,311	$163,580	$29,731	18.2%

Diluted earnings per share from continuing operations	$1.29	$0.93	$0.36	38.7%

Diluted loss per share from discontinued operations	$(0.46)	$(0.23)	$(0.23)	(100.0%)

Diluted earnings per share	$0.82	$0.70	$0.12	17.1%

Motorcycles operating income fell 28.1% during the first nine months of 2010 driven by a decrease in shipments of Harley-Davidson motorcycles and restructuring charges. Operating income for the Financial Services segment improved by $249.2 million during the first nine months of 2010 primarily due to favorable net interest income, improved credit performance in the retail motorcycle loan portfolio and two non-recurring, non-cash charges totaling $101.1 million that were incurred during the first nine months of 2009. The favorable net interest income was primarily due to the increase in on-balance sheet finance receivables and a lower cost of funds. The lower cost of funds was due in part to HDFS’ repayment in the fourth quarter of 2009 of amounts related to the Company’s $600.0 million senior unsecured notes issued in February 2009.

Interest expense for the first nine months of 2010 includes $67.5 million related to the Company’s senior unsecured notes, compared to $8.0 million in the first nine months of 2009. Prior to the end of the first quarter of 2009, the Company transferred the full proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved. During the fourth quarter of 2009, HDFS transferred the full proceeds back to the Company. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full proceeds were held at the Company. Interest expense for the periods during which the proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for the first nine months of 2010 was 34.0% compared to 47.7% for the first nine months of 2009. During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change. Also impacting the effective income tax rate for the first nine months of 2010 was a favorable impact from a domestic manufacturing benefit and the favorable conclusion of an Internal Revenue Service audit in the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable. The effective income tax rate for the first nine months of 2009 was impacted by a $28.4 million non-deductible goodwill charge incurred during the second quarter of 2009 as well as an unanticipated change in Wisconsin tax law during the first quarter of 2009 which resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 9.8% during the first nine months of 2010 compared to the first nine months of 2009. Retail sales results continue to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased 13.4% in the United States and 1.9% internationally in the first nine months of 2010 compared to the first nine months of 2009. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 14.6% in the United States for the nine months ended September 30, 2010 and down 2.4% in Europe for the eight months ended August 31, 2010 when compared to the same periods in 2009. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	Nine months ended
	September 26, 2010	September 27, 2009	(Decrease) Increase	% Change
North America Region
United States	122,145	141,101	(18,956)	(13.4%)
Canada	9,354	10,376	(1,022)	(9.8)

Total North America Region	131,499	151,477	(19,978)	(13.2)

Europe Region (Includes Middle East and Africa)
Europe(b)	31,440	30,122	1,318	4.4
Other	3,079	2,563	516	20.1

Total Europe Region	34,519	32,685	1,834	5.6

Asia Pacific Region
Japan	8,454	10,240	(1,786)	(17.4)
Other	6,832	7,235	(403)	(5.6)

Total Asia Pacific Region	15,286	17,475	(2,189)	(12.5)

Latin America Region	4,416	4,243	173	4.1

Total Worldwide Retail Sales	185,720	205,880	(20,160)	(9.8%)

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Motorcycle Industry Retail Registrations

Heavyweight (651+cc)(a)

	Nine months ended
	September 30, 2010	September 30, 2009	Decrease	% Change
United States(b)	222,935	261,107	(38,172)	(14.6%)

	Eight months ended
	August 31, 2010	August 31, 2009	Decrease	% Change
Europe(c)	247,517	253,694	(6,177)	(2.4%)

(a)	Heavyweight market data includes street legal 651+cc models. Street legal 651+cc models include both on-highway and dual purpose models and three-wheeled vehicles.
(b)	U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This data is subject to revision and update. Prior periods have been adjusted to include all on-highway and dual purpose models that were previously excluded due to classification changes made by MIC.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. Europe market data is reported on a one-month lag. This data is subject to revision and update.

Industry retail registration data for the remaining international markets has not been presented because the Company does not believe definitive and reliable registration data is available at this time.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended					% Change
	September 26, 2010		September 27, 2009		Decrease
United States	104,019	62.7%	124,428	66.5%	(20,409)	(16.4%)
International	61,994	37.3%	62,657	33.5%	(663)	(1.1)

Harley-Davidson motorcycle units	166,013	100.0%	187,085	100.0%	(21,072)	(11.3%)

Touring motorcycle units	63,413	38.2%	69,324	37.0%	(5,911)	(8.5%)
Custom motorcycle units*	69,323	41.8%	75,133	40.2%	(5,810)	(7.7)
Sportster motorcycle units	33,277	20.0%	42,628	22.8%	(9,351)	(21.9)

Harley-Davidson motorcycle units	166,013	100.0%	187,085	100.0%	(21,072)	(11.3%)

Buell motorcycle units	2,551		6,546		(3,995)	(61.0%)

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 166,013 Harley-Davidson motorcycles worldwide during the first nine months of 2010, which was 11.3% lower than the first nine months of 2009. The first nine months 2010 shipment volume was in line with Company expectations and resulted in lower U.S. dealer inventory of new Harley-Davidson motorcycles at the end of the first nine months of 2010 compared to the end of the first nine months of 2009.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 26, 2010	September 27, 2009	(Decrease) Increase	% Change
Revenue:
Harley-Davidson motorcycles	$2,439,206	$2,622,774	$(183,568)	(7.0%)
Buell motorcycles	11,734	50,476	(38,742)	(76.8)

	2,450,940	2,673,250	(222,310)	(8.3)
Parts & Accessories	599,845	622,649	(22,804)	(3.7)
General Merchandise	197,667	215,458	(17,791)	(8.3)
Other	11,099	11,274	(175)	(1.6)

Total revenue	3,259,551	3,522,631	(263,080)	(7.5)

Cost of goods sold	2,103,214	2,291,256	(188,042)	(8.2)

Gross profit	1,156,337	1,231,375	(75,038)	(6.1)

Selling & administrative expense	532,793	485,442	47,351	9.8
Engineering expense	92,191	109,336	(17,145)	(15.7)
Restructuring expense and other impairments	145,837	100,738	45,099	44.8

Operating expense	770,821	695,516	75,305	10.8

Operating income from motorcycles	$385,516	$535,859	$(150,343)	(28.1%)

The following table includes the estimated impact of significant factors affecting the comparability of revenues and gross profit from the first nine months of 2009 to the first nine months of 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 27, 2009	$3,523	$2,291	$1,232

Volume	(380)	(251)	(129)
Foreign currency exchangerates and hedging	15	23	(8)
Product mix	102	(6)	108
Raw material prices	—	9	(9)
Manufacturing costs	—	37	(37)

Total	(263)	(188)	(75)

September 26, 2010	$3,260	$2,103	$1,157

•	Volume decreases were primarily the result of the 11.3% decrease in wholesale shipments of Harley-Davidson motorcycle units as well as lower volumes for Parts and Accessories and General Merchandise.

•

Foreign currency exchange rate changes during the first nine months of 2010 relative to the first nine months of 2009 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year which more than offset the positive impact of currency included in net revenue.

•

Product mix benefited revenue and gross profit due to a higher mix of the Company’s higher margin touring motorcycles and changes in product mix within the Company’s motorcycle families. Product mix changes were also impacted by motorcycle option offerings, shipment location and related products.

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs to fewer units. Higher manufacturing costs were also the result of increasing product cost associated with new models and increased product content, such as new features and options on the Company’s motorcycles. Finally, manufacturing costs were also higher due to inefficiencies associated with the Company’s restructuring activities at its York, Pennsylvania facility as non-core operations are outsourced. These increased costs were partially offset by productivity gains.

The net increase in operating expense was primarily due to the Company’s previously announced restructuring activities, increased expense associated with the Company’s variable incentive compensation programs and increased international spending partially offset by ongoing cost reduction initiatives. During the first nine months of 2010, the Company accrued for a potential payout of variable incentive compensation programs. The Company was accruing for a potential payout of variable incentive compensation programs during the first half of 2009; however, the Company reversed those accruals during the third quarter of 2009 when the Company determined the planned targets would not be met. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 27, 2010	September 26, 2009	Increase (Decrease)	% Change
Interest income	$479,752	$316,128	$163,624	51.8%
Loss from securitizations	—	(9,203)	9,203	N/M
Other income	36,635	58,702	(22,067)	(37.6)

Financial services revenue	516,387	365,627	150,760	41.2

Interest expense	213,104	212,992	112	0.1
Provision for credit losses	69,117	137,831	(68,714)	(49.9)
Operating expenses	95,771	96,058	(287)	(0.3)
Goodwill impairment	—	28,387	(28,387)	N/M
Restructuring expense	—	1,204	(1,204)	N/M

Financial services expense	377,992	476,472	(98,480)	(20.7)

Operating income (loss) from financial services	$138,395	$(110,845)	$249,240	N/M

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

Interest income for the nine months ended September 26, 2010 benefited primarily from higher average retail finance receivables, which was driven by the consolidation of formerly off-balance sheet QSPEs. Interest expense was flat compared to 2009 as a result of the increased borrowings related to the newly consolidated securitization trusts offset by a lower cost of funds.

There was no income or loss from securitizations during the first nine months of 2010 due to the elimination of the investment in retained securitization interests. During the first nine months of 2009, HDFS recorded a $35.6 million other-than-temporary impairment of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. Partially offsetting the other-than-temporary impairment was $26.4 million of income earned from the investment in the retained securitization interests.

Other income decreased during the first nine months of 2010 compared to the first nine months of 2009 primarily due to no servicer fee income partially offset by the benefit of no lower of cost or market valuation adjustment for finance receivables held for sale. As a result of the consolidation of the formerly off-balance sheet securitization trusts, the Company no longer records servicer fee income from servicing off-balance sheet finance receivables. During the first nine months of 2009, the Company earned $20.4 million of servicer fee income. The Company recognized a $5.9 million charge to earnings for a lower of cost or market valuation adjustment related to its finance receivables held for sale during the first nine months of 2009. The charge, which was the result of the determination that the cost exceeded the fair value of the finance receivables held for sale, was due to higher projected credit losses partially offset by lower funding costs. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflected assumptions that market participants would use. Other income for the first nine months of 2010 also includes a $6.5 million derivative loss.

The provision for credit losses related to retail and wholesale receivables decreased by $55.8 million and $13.4 million, respectively in the first nine months of 2010 compared to the first nine months of 2009. The decrease in the provision for retail credit losses was primarily driven by the second quarter 2009 reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment. The reclassification resulted in a $72.7 million increase in the allowance for finance credit losses during the first nine months of 2009. In addition, during the third quarter of 2009, the Company increased the retail reserve by approximately $28 million to reflect a higher expected incidence of loss and lower expected recovery values on repossessed motorcycles. The year over year decrease was partially offset by provision requirements for increased on-balance sheet receivables during the first nine months of 2010. The decrease in the provision for wholesale credit losses is primarily due to an approximately $8 million net increase in reserves during the first nine months of 2009. In addition, wholesale finance receivables outstanding are lower compared to the first nine months of 2009.

As part of the January 1, 2010 adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860, the Company established an initial allowance for credit losses of $49.4 million related to the previously unconsolidated securitized finance receivables through an adjustment to retained earnings. Subsequent changes in the provision are included in the statement of operations.

Annualized losses on HDFS’ managed retail motorcycle loans were 2.04% during the first nine months of 2010 compared to 2.70% during the first nine months of 2009. The 30-day delinquency rate for managed retail motorcycle loans at September 26, 2010 decreased to 4.83% from 5.80% at September 27, 2009. At September 26, 2010, managed retail loans were comprised of all loans held by HDFS, including those that were consolidated beginning January 1, 2010. Prior to January 1, 2010, managed retail loans include loans held by HDFS as well as those sold through off-balance sheet securitization transactions. The decrease in credit losses from the first nine months of 2009 was due to a lower frequency of loss and improvement in the recovery values of repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables held for investment, including finance receivables held by VIEs, were as follows (in thousands):

	Nine months ended
	September 27, 2010	September 26, 2009
Balance, beginning of period	$150,082	$40,068
Allowance related to newly consolidated finance receivables(a)	49,424	—
Provision for finance credit losses	69,117	137,830
Charge-offs, net of recoveries	(86,638)	(28,981)

Balance, end of period	$181,985	$148,917

(a)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company established a $49.4 million allowance for finance credit losses related to the newly consolidated finance receivables.

At September 26, 2010, the allowance for finance credit losses on finance receivables held for investment was $171.1 million for retail receivables, which includes $96.8 million related to finance receivables held by VIEs, and $10.9 million for wholesale receivables. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables held for investment was $128.8 million for retail receivables and $20.1 million for wholesale receivables at September 27, 2009.

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

Other Matters

Contractual Obligations

As described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company adopted new accounting guidance that resulted in the consolidation of formerly off-balance sheet securitization trusts. As a result of the newly consolidated securitization trusts, the amount of debt carried in the Company’s consolidated financial statements has increased significantly since December 31, 2009. Accordingly, the Company has updated its Contractual Obligations table as of September 26, 2010 to reflect the new projected principal and interest payments for the remainder of 2010 and beyond as follows:

	2010	2011 - 2012	2013 - 2014	Thereafter	Total
Principal payments on debt	$991,923	$2,269,255	$1,854,810	$1,021,189	$6,137,177
Interest payments on debt	78,322	538,820	301,982	235,442	1,154,566

	$1,070,245	$2,808,075	$2,156,792	$1,256,631	$7,291,743

Interest obligations include the impact of interest rate hedges outstanding as of September 26, 2010. Interest for floating rate instruments, as calculated above, assumes rates in effect at September 26, 2010 remain constant.

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

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. Lead plaintiffs in the consolidated state court derivative action filed an amended complaint on February 22, 2010 and defendants moved to dismiss the amended complaint in its entirety on April 26, 2010. The motion has been fully briefed, and the court is scheduled to hear arguments on the motion on November 18, 2010.

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

Liquidity and Capital Resources as of September 26, 2010

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through internally-generated cash flows. The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility and committed unsecured bank facilities and through the term asset-backed securitization market. Any new capital market funding during the remainder of 2010 is expected to be used to pre-fund 2011 funding requirements.(1)

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities as of September 26, 2010 (in thousands):

Cash and cash equivalents	$1,494,301
Marketable securities	55,229

Total cash and cash equivalents and marketable securities	1,549,530

Global credit facilities	445,285
Asset-backed conduit facility	600,000

Total availability under credit facilities	1,045,285

Total	$2,594,815

Although the Company has obtained the funding necessary to support HDFS’ operations for the remainder of 2010, the Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

The Company is currently evaluating a contribution during the fourth quarter of 2010 to further fund its pension plans.

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Nine months ended
	September 26, 2010	September 27, 2009
Net cash provided by operating activities	$1,169,502	$561,338
Net cash provided by (used by) investing activities	109,096	(550,674)
Net cash (used by) provided by financing activities	(1,355,869)	980,471
Effect of exchange rate changes on cash and cash equivalents	4,921	11,829

Net (decrease) increase in cash and cash equivalents of continuing operations	$(72,350)	$1,002,964

Operating Activities of Continuing Operations

The increase in operating cash flow for the first nine months of 2010 compared to the first nine months of 2009 was due primarily to the changes in classification of the Company’s retail lending activities and favorable movements in working capital.

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

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables held for investment and net changes in marketable securities. Capital expenditures were $77.6 million and $76.6 million during the first nine months of 2010 and 2009, respectively. Net changes in finance receivables held for investment in the first nine months of 2010 reflect the incremental cash flows from finance receivables held by securitization trusts that were not consolidated prior to January 1, 2010. The effects of consolidating formerly off-balance sheet QSPEs are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. As of September 26, 2010, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.30 per share at a total cost of $70.5 million and $70.3 million during each of the first nine months of 2010 and 2009, respectively.

As of September 26, 2010, debt increased by $967.0 million compared to September 27, 2009, primarily driven by the Company’s adoption of new accounting guidance within ASC Topic 810 and ASC Topic 860, which resulted in the consolidation of all formerly off-balance sheet QSPE debt. The Company’s total outstanding debt consisted of the following as of September 26, 2010 and September 27, 2009 (in thousands):

	September 26, 2010	September 27, 2009
Global credit facilities	$207,234	$400,939
Unsecured commercial paper	697,481	899,971
Medium-term notes	2,099,092	1,605,464
Senior unsecured notes	600,000	600,000

	3,603,807	3,506,374
Asset-backed conduit facility	—	570,132
Finance receivable securitization debt	2,533,370	1,093,650

Debt held by variable interest entities	2,533,370	1,663,782

Total debt	$6,137,177	$5,170,156

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 26, 2010 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Negative

Standard & Poor’s	A2	BBB	Stable

Fitch	F2	BBB+	Stable

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

Unsecured Commercial Paper – Subject to limitations, HDFS can issue unsecured commercial paper of up to $1.35 billion as of September 26, 2010 as a result of the Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 26, 2010 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$200,000	5.00%	December 2005	December 2010
$400,000	5.25%	December 2007	December 2012
$1,000,000	6.80%	May 2008	June 2018
$500,000	5.75%	November 2009	December 2014

The Notes provide for semi-annual interest payments and principal due at maturity. At September 26, 2010 and September 27, 2009, the Notes included a fair value adjustment increasing the balance by $1.4 million and $7.4 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.3 million and $2.0 million at September 26, 2010 and September 27, 2009, respectively.

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

Asset-Backed Commercial Paper Conduit Facility – On September 10, 2010, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At September 26, 2010, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of September 26, 2010, the conduit facility had an expiration date of September 9, 2011.

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

During 2009, the Company issued $2.46 billion of secured notes through four separate term asset-backed securitization transactions that were consolidated in the Company’s financial statements due to the structure of those transactions at the time of issuance. The Company has not completed any term asset-backed securitization transactions during 2010.

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

As of September 26, 2010, the assets of the VIEs totaled $3.37 billion, of which $3.07 billion of finance receivables and $285.7 million of cash were restricted as collateral for the payment of $2.53 billion of obligations under the secured notes. Approximately $731.8 million of the obligations under the secured notes were classified as current at September 26, 2010, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – During the first nine months of 2009, HDFS borrowed $600.0 million from the Company with interest terms matching the Company’s senior unsecured notes described above. During the fourth quarter of 2009, HDFS repaid the full proceeds back to the Company. In addition, HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 26, 2010 and September 27, 2009, HDFS had no outstanding borrowings owed to the Company under the revolving credit line.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.0 to 1.0 for the fiscal quarter ending September 26, 2010, 2.25 to 1.0 for the fiscal quarter ended December 31, 2010 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the Company’s $600.0 million senior unsecured notes.

At September 26, 2010, HDFS and the Company remained in compliance with all of the existing covenants.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations consist of the operating and investing activities of MV. During the nine months ended September 26, 2010 and September 27, 2009, cash flows from discontinued operations were a net cash outflow of $69.8 million and $72.1 million, respectively. The Company expects that consolidated cash flow will benefit now that the divestiture of MV is complete.

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

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission. Many of these risk factors are impacted by the current turbulent capital, credit and retail markets and the Company’s ability to adjust to them.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 24, 2009, both federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice, and those cases are now closed. Lead plaintiffs in the consolidated state court derivative action filed an amended complaint on February 22, 2010 and defendants moved to dismiss the amended complaint in its entirety on April 26, 2010. The motion has been fully briefed, and the court is scheduled to hear arguments on the motion on November 18, 2010.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 26, 2010:

2010 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 to August 1	14,654	$32	—	23,960,147

August 2 to August 29	246	$28	—	23,993,557

August 30 to September 26	—	$—	—	23,994,807

Total	14,900	$32	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the quarter ended September 26, 2010.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of September 26, 2010, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2010, the Company acquired 14,900 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 69 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 3, 2010	/s/ John A. Olin
John A. Olin
Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: November 3, 2010	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

2.1	Sale and Purchase Agreement among Harley-Davidson, Inc. and related parties and MV Agusta Holding S.r.l. and Claudio Castiglioni, dated July 31, 2010 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 6, 2010 (File No. 1-9183)).*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 26, 2010, filed on November 3, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	The schedules to this document have not been filed with the Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request.

Instruments relating to the Company’s revolving asset-backed conduit facility described in this report need not be filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.