Form 10-K
period 2010-12-31
HARLEY DAVIDSON INC
filed 2011-02-24
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2010: $5,691,839,774

Number of shares of the registrant’s common stock outstanding at January 31, 2011: 235,521,693 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 30, 2011.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2010

PART I

Note regarding forward-looking statements

The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 24, 2011) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles segment designs, manufactures and sells at wholesale heavyweight (engine displacement of 651+cc) cruiser and touring motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa (EMEA), Asia/Pacific and Latin America. The Motorcycles segment includes the Harley-Davidson and Buell product lines.

On October 15, 2009, the Company announced that it would exit from the Buell product line and ceased production of Buell motorcycles at the end of October 2009. The sale of remaining Buell motorcycle inventory to independent dealers and/or distributors was substantially completed during 2010. The majority of independent dealers will continue to provide ongoing service and replacement parts to Buell owners.

During 2008, the Company acquired Italian motorcycle manufacturer MV Agusta (MV). On October 15, 2009, the Company announced its intent to divest MV, and it completed the sale of MV on August 6, 2010. MV is presented as a discontinued operation for all periods. Please refer to the section titled “Overview” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

The Motorcycles segment discussion that follows is specific to the Harley-Davidson brand unless otherwise specifically noted.

The Financial Services segment consists of Harley-Davidson Financial Services (HDFS). HDFS provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.

See Note 21 of Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products

Motorcycles – The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale. The Company’s worldwide motorcycle sales generated approximately 76%, 75% and 78% of the total net revenue in the Motorcycles segment during each of the years 2010, 2009 and 2008, respectively.

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

The total heavyweight (651+cc) motorcycle market is comprised of the following five segments:

•	Traditional (a basic motorcycle which usually features upright seating for one or two passengers);

•	Sportbike (incorporates racing technology, aerodynamic styling, low handlebars with a “sport” riding position and high performance tires);

•	Cruiser (emphasizes styling and individual owner customization);

•	Touring (incorporates features such as saddlebags, fairings, or large luggage compartments and emphasizes rider comfort and load capacity); and

•	Dual (designed with the capability for use on public roads as well as for off-highway recreational use).

The Company competes in the touring and cruiser segments of the heavyweight motorcycle market. The touring segment of the heavyweight market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles, including three-wheeled motorcycles, which are generally equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers. The cruiser segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail, VRSC and Sportster motorcycle families.

The worldwide heavyweight motorcycle market is highly competitive. The Company’s major competitors are based outside the U.S. In addition to these larger, established competitors, the Company has competitors headquartered in the U.S. These competitors generally offer heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, warranties and availability of financing. In the U.S., suggested retail prices for the Company’s Harley-Davidson motorcycles are comparable to or moderately higher than suggested retail prices for comparable motorcycles available in the market. The Company believes that its larger-displacement products continue to command a premium price relative to comparable motorcycles and are generally the most profitable for the Company. The Company emphasizes quality, reliability and styling in its products and generally offers a two-year warranty for its motorcycles. The Company regards its support of the motorcycling lifestyle across a wide demographic range through events, rides, rallies including those sponsored by Harley Owners Group® (H.O.G. ®) as a competitive advantage. The Company also considers the availability of a line of motorcycle parts and accessories and general merchandise and the availability of financing through HDFS as competitive advantages.

According to the Motorcycle Industry Council, the touring and cruiser segments accounted for approximately 85%, 83% and 84% of total heavyweight retail unit registrations in the U.S. during 2010, 2009 and 2008, respectively. During 2010, the heavyweight portion of the market represented approximately 59% of the total U.S. motorcycle market (street legal models including both on-highway and dual purpose models and three-wheeled vehicles) in terms of new units registered.

The following chart includes U.S. retail registration data for Harley-Davidson motorcycles for the years 2008 through 2010:

U.S. Heavyweight Motorcycle Registration Data(a)(b)

(Units in thousands)

	2010	2009	2008
Total new heavyweight motorcycle registrations	259.7	304.3	480.3
Harley-Davidson new registrations	142.7	162.0	218.2
	54.9%	53.2%	45.4%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The European heavyweight motorcycle market (as defined below) is similar in size to the U.S. market; but customer preferences vary across the region. For example, in Europe, the sportbike segment represented nearly 41% of the total heavyweight market in 2010 while the touring segment popular in the U.S. represented 32% of the European heavyweight motorcycle market.

The following chart includes European retail registration data for Harley-Davidson for the years 2008 through 2010:

European Heavyweight Motorcycle Registration Data(a)(b)

(Units in thousands)

	2010	2009	2008
Total new heavyweight motorcycle registrations	301.3	313.6	389.7
Harley-Davidson new registrations	38.3	37.7	41.1
	12.7%	12.0%	10.6%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

During 2010, the U.S. and European regions accounted for approximately 83% of total annual independent dealer retail sales of new Harley-Davidson motorcycles. The Company also competes in several other markets around the world. Based on Company data, the most significant of these markets in terms of retail sales volume are Canada, Japan, Australia and Brazil.

Parts & Accessories – Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 17.9%, 17.9% and 15.4% of net revenue in the Motorcycles segment in 2010, 2009 and 2008, respectively.

General Merchandise – Worldwide General Merchandise net revenue, which includes revenue from MotorClothes® apparel and riding gear, comprised 6.2%, 6.6% and 5.6% of net revenue in the Motorcycles segment in 2010, 2009 and 2008, respectively.

Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, vehicles and vehicle accessories, jewelry, small leather goods, toys and numerous other products. Although the majority of licensing activity occurs in the U.S., the Company continues to expand these activities in international markets. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $39.8 million, $38.3 million and $45.4 million in 2010, 2009 and 2008, respectively.

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

Other Services – The Company also provides a variety of services to its independent dealers including service and business management training programs, customized dealer software packages and delivery of its motorcycles. Motorcycle rentals are available through the Company’s independent dealers.

International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.36 billion, $1.38 billion and $1.73 billion, or approximately 33%, 32% and 31% of net revenue of the Motorcycles segment, during 2010, 2009 and 2008, respectively.

Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average age for patents of approximately eight years. A patent review committee, which is comprised of a number of key executives, manages the patent strategy and portfolio of the Company.

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

Marketing – The Company is currently executing a multi-generational and multi-cultural marketing strategy; the Company measures the success of this strategy by internally monitoring market shares (where available) across its various customer definitions, as well as monitoring brand health in various markets.

U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers and are diverse in terms of age, gender and ethnicity. The Company defines its U.S. core customer base as men over the age of 35 and its U.S. outreach customers as women, young adults, and ethnically diverse adults. Harley-Davidson is the market share leader in U.S. new motorcycle registrations in terms of heavyweight (street legal 651cc+) registrations within all its customer definitions including men over the age of 35, women, young adults and ethnically diverse adults. (Source: R. L. Polk & Co. 2009 motorcycle registrations)

The Company is in the process of implementing its multi-generational and multi-cultural customer marketing strategy outside of the U.S. As a result, the Company is currently establishing definitions for core and outreach customer segments outside of the U.S.

The average U.S. retail purchaser of a new Harley-Davidson motorcycle has a median household income of approximately $85,000. More than three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles are to purchasers with at least one year of education beyond high school and 34% of the buyers have college/graduate degrees. (Sources: 2010 Company Studies)

The Company’s products are marketed to retail customers worldwide primarily through advertising and promotional activities via television, print, radio, direct mailings, as well as electronic advertising and social networks. Additionally, local marketing efforts are accomplished through a cooperative program with the Company’s independent dealers.

During 2010, the Company established what it calls a “Creativity Model” whereby it uses web-based crowd-sourcing as a source for its main marketing creative development. Crowd-sourcing draws on the ideas of passionate brand fans around the world to help guide the creative direction of the brand. The Company also works closely with outside experts in media, digital marketing, and product placement to expand its marketing impact.

Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company not only participates in motorcycle rallies, both large and small, around the world, but also in major motorcycle consumer shows, racing activities, music festivals, mixed martial arts activities and other special promotional and charitable events.

Since 1983, the Company has promoted its Harley-Davidson products and the related lifestyle through the Harley Owner’s Group (H.O.G.), which has approximately 1 million members worldwide and the Company believes is the industry’s largest company-sponsored motorcycle enthusiast organization. This group also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.

In 2000, Rider’s Edge – the Harley-Davidson Academy of Motorcycling – was formed. Rider’s Edge offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. The courses are conducted by a network of select Harley-Davidson dealerships throughout the U.S., enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn. The Company also rents its products through select dealers with its Authorized Rentals program.

The Company website (www.harley-davidson.com) is also utilized to market its products and services. The website also features an online catalog which allows retail customers to create and share product wish lists, utilize a dealer locator and place catalog orders. Internet orders are sold and fulfilled by the participating authorized Harley-Davidson dealer selected by the retail customer. Dealers also handle any after-sale services that retail customers may require.

Harley-Davidson Distribution – The Company’s products are retailed through an independent dealer network, of which the majority sells Harley-Davidson motorcycles exclusively. The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles. The Company’s independent dealers also sell P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Secondary Retail Locations (SRLs), Alternate Retail Outlets (AROs), and Seasonal Retail Outlets (SROs). SRLs are satellites of the main dealership and are developed to meet additional retail and service needs of the Company’s riding customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.

The Company’s North American region consists of the United States and Canada. In the United States, the Company distributes its motorcycles and related products to a network of independently-owned full-service Harley-Davidson dealerships and the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military. The Company distributes its motorcycles to its dealers in the U.S. based on dealer orders but subject to an allocation system that was designed to be forward-looking and market-driven to align the distribution of motorcycles with the demand in individual dealer markets. The allocation system can affect the number of units of particular models that dealers are able to order and the timing of shipments to dealers. In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd., which in turn sells to independent dealers in the Canadian market.

In the EMEA region, the Company distributes all products sold to independent dealers or distributors through its subsidiaries located in the Czech Republic, France, Germany, Italy, Netherlands, South Africa, Spain, Switzerland and the United Kingdom.

In the Asia Pacific region, the Company distributes all products sold to independent dealers in Australia, China, India and Japan through subsidiaries in those countries. The Company distributes all products sold to independent dealers and distributors for the remaining Asia Pacific markets in which its motorcycles are sold from its U.S. operations.

The Company distributes all products sold in the Latin America region to independent dealers in Mexico and Brazil through subsidiaries in those countries, and the Company distributes all products sold to independent dealers for the remaining Latin American markets in which its motorcycles are sold from its U.S. operations.

The following table includes the number of worldwide Harley-Davidson independent dealers by geographic region as of December 31, 2010:

	North America Region		EMEA Region	Asia Pacific Region		Latin America Region
	United States	Canada
Independent Distributors	—	1	3	—		—
Full Service Dealerships:	653	71	362	208		40
Non-traditional:
SRL	76	3	2	64	(a)	—
ARO	86	3	23	6		22
SRO	—	1	—	—		1

	162	7	25	70		23

(a)	The Asia Pacific SRL total for 2010 includes 54 SRLs that were inadvertantly omitted from the 2009 total provided in the 2009 10-K.

Overall, the Company believes the U.S. dealer network continues to remain profitable through dealers actively managing their expense structures despite pressure from a tough U.S. economy. During 2010, 36 dealer points in the U.S. dealer network closed, and the Company expects additional dealer points to close during 2011. Outside of the U.S., the Company’s strategy calls for the international dealer network to expand by 100 to 150 dealer points from the end of 2009 through the end of 2014.

Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to Harley-Davidson independent distributors, dealers and their retail customers. HDFS provides financing to the Company’s Canadian distributor, Harley-Davidson independent dealers and the retail customers of those dealers in the U.S. and Canada. The Company’s independent distributors, dealers and their retail customers in the Europe, Asia/Pacific and Latin America regions are not directly financed by HDFS, but have access to financing though other established financial services companies, some of which have licensing or branding agreements with the Company.

Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of wholesale shipments made by the Company has been different depending on the geographic market.

The Company’s independent dealers in the U.S. and Canadian markets typically have built their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons. The availability of floor plan financing and financing assistance through HDFS has allowed dealers to manage these seasonal increases in inventory. In the U.S., seasonal financing assistance is subsidized by the Company, and in Canada, seasonal financing assistance is sponsored by the region’s single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd. As a result, the Company’s wholesale shipments to these markets have historically not been affected to any material extent by seasonality.

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

The seasonality of the Company’s wholesale shipments affects its ability to produce on a level scale throughout the year. As discussed under Motorcycle Manufacturing, the Company is making efforts to increase the flexibility of its manufacturing process.

Motorcycle Manufacturing – The Company’s manufacturing strategy is designed to continuously improve product quality and productivity while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace.

The Company believes that flexible manufacturing processes and flexible supply chains combined with cost-competitive and flexible labor agreements are the key enablers to respond to customers in a cost effective manner. The ongoing restructuring of the Company’s U.S. manufacturing plants, which commenced in 2009, supports the Company’s efforts to become more flexible and cost competitive allowing it to get the right product at the right time to the customer.

To support the Company’s international growth initiatives, the Company has embarked on its second CKD (Complete Knock Down) assembly plant. This plant located in India follows the Company’s 1999 CKD manufacturing entry into Brazil. The CKD assembly operation in India, which is expected to be operational in the first half of 2011, will assemble motorcycles for the Indian market from component kits produced by the Company’s U.S. plants and by the Company’s suppliers.

Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy has generated improved product quality, technical integrity, application of new features and innovations and faster manufacturing ramp-up of new vehicle introductions. Through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost and quality improvement over the long-term.

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars, and certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components and instruments. Given the continuing economic conditions, and related pressure on select suppliers due to difficulties in the global manufacturing arena, the Company is closely monitoring the overall viability of its supply base. However, at this time, the Company does not anticipate difficulties in obtaining raw materials or components.

Research and Development – The Company believes research and development are significant factors in its ability to lead the cruiser and touring motorcycling markets. The Company’s Harley-Davidson Product Development Center (PDC) brings employees from styling, purchasing, marketing, engineering and manufacturing together with regulatory professionals and supplier representatives to create a concurrent product and process development team. The Company incurred research and development expenses of $136.2 million, $143.1 million and $163.5 million during 2010, 2009 and 2008, respectively.

Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the State of California Air Resources Board (CARB) with respect to CARB’s more stringent emissions standards. Company motorcycles sold in California are also subject to evaporative emissions standards that are unique to California. The Company’s motorcycle products have been designed to comply fully with all such applicable standards. The EPA has implemented tail pipe emission standards for 2010, which are harmonized with the California emissions standards. Harley-Davidson motorcycle products have been designed to comply with the new EPA standards and the Company believes it will comply with future requirements when they go into effect. Additionally, the Company’s motorcycle products must and do in fact comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold. Because the Company expects that environmental standards will become even more stringent over time, the Company will continue to incur some level of research, development and production costs in this area for the foreseeable future.

The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 11 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $9.3 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees – As of December 31, 2010, the Motorcycles segment had approximately 6,300 employees. Unionized employees at the manufacturing facilities in Menomonee Falls and Tomahawk, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM. In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which will take effect April 1, 2012 upon the March 31, 2012 expiration of the current collective bargaining agreement. The collective bargaining agreement with the Kansas City-USW and IAM will expire on July 29, 2012, and the collective bargaining agreement with the Pennsylvania-IAM will expire on February 2, 2017. Please refer to the Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s restructuring activities and the impact on the number of employees.

Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee and Nominating and Corporate Governance Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in eight languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Harley-Davidson Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; (k) the Sustainability Strategy Report; and (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 19, 2010, which compensation relates to the Company’s named executive officers. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS is an agent for certain unaffiliated insurance carriers providing property/casualty insurance and also sells extended service contracts, gap coverage and debt protection products to motorcycle owners. HDFS conducts business principally in the United States and Canada.

Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2010 approximately 94% of such dealers utilized those services. The wholesale finance operations of HDFS are located in Plano, Texas.

Retail Financial Services – HDFS provides retail financing to consumers, including installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most Harley-Davidson dealers in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada and Plano, Texas.

Insurance Services – HDFS is an agent for the sale of motorcycle insurance policies. In the U.S., HDFS also offers motorcycle insurance, extended service contracts, gap coverage and debt protection products through most Harley-Davidson dealers. Motorcycle insurance is also marketed on a direct basis to motorcycle riders. In Canada, HDFS primarily offers extended service contracts through most Harley-Davidson dealers. HDFS insurance operations are principally located in Carson City, Nevada and Plano, Texas.

Funding – The Company believes a diversified and cost effective funding base are important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations have been funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility and committed unsecured bank facilities and through the term asset-backed securitization market. HDFS also has a support agreement with the Company whereby, if required, the Company agrees to provide financial support in the form of advances and/or loans. Please refer to the section titled “Liquidity and Capital Resources as of December 31, 2010” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Competition – The Company regards its ability to offer a package of wholesale and retail financial services in the U.S. and Canada as a significant competitive advantage. Competitors in the financial services industry compete for business based largely on price and, to a lesser extent, service. HDFS competes on convenience, service, brand association, dealer relations, industry experience, terms and price.

In the United States, HDFS financed 47.9% of the new Harley-Davidson motorcycles retailed by independent dealers during 2010, as compared to 48.8% in 2009. In Canada, HDFS financed 32.2% of the new Harley-Davidson motorcycles retailed by independent dealers during 2010, as compared to 33.2% in 2009. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs.

Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.

Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D Michigan, LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.

Seasonality – In the U.S. and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations. In general, from mid-March through August, retail financing volume increases while wholesale financing volume decreases as dealer inventories decline. From September through mid-March, there is generally a decrease in retail financing volume while dealer inventories generally build and turn over more slowly, thereby increasing wholesale finance receivables.

Regulation – The operations of HDFS (both U.S. and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities. Many of the statutory and regulatory requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling of financial products and services. Therefore, operations may be subject to various regulations, laws and judicial and/or administrative decisions imposing requirements and restrictions, which among other things: (a) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions; (b) establish maximum interest rates, finance charges and other charges; (c) regulate customers’ insurance coverage; (d) require disclosure of credit and insurance terms to customers; (e) govern secured transactions; (f) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (g) prohibit discrimination in the extension of credit and administration of loans; (h) regulate the use and reporting of information related to a borrower; (i) require certain periodic reporting; (j) govern the use and protection of non-public personal information; (k) regulate the use of information reported to the credit reporting agencies; (l) regulate the reporting of information to the credit reporting agencies; and/or (m) regulate insurance solicitation and sales practices.

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

Employees – As of December 31, 2010, the Financial Services segment had approximately 600 employees.

Item 1A.	Risk Factors

An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•

The Company may not be able to successfully execute its long-term business strategy. The Company may not be able to successfully execute the long-term business strategy that the Company announced on October 15, 2009. There is no assurance that the Company will be able to drive growth to the extent desired through its focus of efforts and resources on the Harley-Davidson brand or to enhance productivity and profitability to the extent desired through continuous improvement.

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

•

The Company must effectively execute the Company’s restructuring plans within expected costs. During 2009 and 2010, the Company announced a combination of restructuring actions that are designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. Effectively executing these plans within expected costs and realizing expected benefits will depend upon a number of factors, including the time required to complete planned actions, effective collaboration and agreement with the unions representing the Company’s employees, the absence of material issues associated with workforce reductions, availability of and effective use of third party service providers to assist in implementing the actions, avoidance of unexpected disruptions in production, retention of key employees involved in implementing the restructuring plans and the ability of the Company to dispose of vacated facilities in a cost effective manner.

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

•

The Company’s dealers may experience a further decline in retail sales resulting from general economic conditions, tightening of credit, political events or other factors. The motorcycle industry has been affected by general economic conditions over which motorcycle manufacturers have little control. These factors have caused a weaker retail environment leading to weaker demand for discretionary purchases, and the decision to purchase a motorcycle has been and may continue to be affected by these factors. The related tightening of credit has led to more limited availability of funds from financial institutions and other lenders and sources of capital which has adversely affected and could continue to adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline further, the Company’s results of operations and financial condition may be further substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•

Retail sales of the Company’s independent dealers may be adversely impacted by declining prices for used motorcycles and excess supplies of new motorcycles. The Company has observed that when prices for used Harley-Davidson motorcycles have declined, it has had the effect of reducing demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Also, while the Company has taken steps designed to balance production volumes for its new motorcycles with demand, the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

•

The Company may not be able to successfully execute its manufacturing strategy. The Company’s manufacturing strategy is designed to continuously improve product quality and productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is the key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner. To implement this strategy, the Company must be successful in its continuous improvement efforts which are dependent on the involvement of management, production employees and suppliers. Any inability to achieve these objectives could adversely impact the profitability of the Company’s products and its ability to deliver the right product at the right time to the customer.

•

The Company and its independent dealers must successfully adjust to a more seasonal retail sales pattern. The Company records the wholesale sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors. In the past several years, increased availability of new Harley-Davidson motorcycles has resulted in the timing of retail purchases from the Company’s independent dealers tracking more closely with regional motorcycle riding seasons. As a result, the Company and its independent dealers and distributors must be able to successfully manage changes in production rates, inventory levels and other business processes to manage costs associated with a more seasonal retail sales pattern. Failure to adjust through the implementation of a more flexible manufacturing process or through adjustments to its methods of distributing motorcycles among its independent dealers and distributors may have a material adverse effect on the Company’s business and results of operations.

•

The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company cannot be certain that it will not experience supply problems such as unfavorable pricing or untimely delivery of raw materials and components. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material. Further, Company suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•

The Company’s financial services operations rely on external sources to finance a significant portion of its operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s financial services operations may be negatively affected by the difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

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

•

The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms, customer credit profiles and the new and used motorcycle market. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. Credit losses are adversely impacted by increases in the frequency of loss and by decreases in the value of repossessed Harley-Davidson branded motorcycles. If there are adverse circumstances that involve a material decline in values of Harley-Davidson-branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson-branded motorcycles could contribute to increased delinquencies and credit losses.

•

The Company has a number of competitors of varying sizes that are based both inside and outside the United States, some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may be at a competitive disadvantage. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. Failure to adequately address and respond to these competitive pressures worldwide and in the U.S. may have a material adverse effect on the Company’s business and results of operations.

•

The Company’s marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide may not continue to be successful. The Company has been successful in marketing its products in large part by promoting the experience of motorcycling. To sustain and grow the business over the long-term, the Company must continue to be successful selling products and promoting the experience of motorcycling to both core customers and outreach customers such as women, young adults and ethnically diverse adults. The Company must also execute its multi-generational and multi-cultural strategy without adversely impacting the strength of the brand with core customers.

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

•

The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Wisconsin, Pennsylvania and Kansas City will expire in 2019, 2017 and 2012, respectively. New agreements were ratified in Pennsylvania and Wisconsin in December 2009 and September 2010, respectively. Hourly production employees in Missouri are expected to vote on the terms of a new collective bargaining agreement in March 2011 (with any agreement to be effective when the current agreement expires). Collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

•

The Company’s operations are dependent upon attracting and retaining skilled employees, including executive officers and other senior leaders. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization. The Company’s current and future total compensation arrangements, which include benefits and cash bonuses, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.

•

The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liability, the rate of return on plan assets, current and projected healthcare costs, healthcare reform or legislation, retirement age and mortality. Changes in these factors can impact the expense and cash requirements associated with these benefits which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these benefits put the Company under significant cost pressure as compared to our competitors that may not bear the costs of similar benefit plans.

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

•

The Company must maintain its reputation of being a good corporate citizen and treating customers, employees, suppliers and other stakeholders fairly. The Company believes it has a history of good corporate governance. Prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”), the Company had in place many of the corporate governance procedures and processes now mandated by the Act and related rules and regulations, such as Board Committee Charters and a Corporate Governance Policy. In 1992, the Company established a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain this reputation may have a material adverse effect on the Company’s business and results of operations.

•

The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency. As new systems are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on the Company’s business and results of operations.

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

The Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as California Air Resources Board, and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. Further, in response to concerns about global climate changes, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development, and implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. The U.S. Congress is currently considering several proposals that would impose additional regulation and supervision over the financial services industry. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed into law. The Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Act are adopted by the appropriate agencies, and the text of the Act is analyzed by impacted stakeholders and possibly the courts. The Act also created the Bureau of Consumer Financial Protection (“CFPB”), housed in the Federal Reserve. The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations.

In addition, the Company is also subject to policies and actions of the New York Stock Exchange (“NYSE”). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

•

Breaches of security involving consumer or employee personal data may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party vendors receive and store personal information in connection with its human resources operations, financial services operations, the Harley Owners Group and other aspects of its business. Breach of the systems on which sensitive consumer or employee information is stored or other unauthorized release of consumer information may adversely affect the Company’s reputation and lead to claims against the Company.

•

The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. The Company uses derivative financial instruments to attempt to manage foreign currency exchange rates, commodity price and interest rate risks. Also, these transactions may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2010:

Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Airplane hangar	Milwaukee, WI	14,600	Owned
Manufacturing(1)	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center	Franklin, WI	255,000	Owned
Data Center	Franklin, WI	25,000	Owned
Manufacturing(2)	Menomonee Falls, WI	881,600	Owned
Manufacturing(3)	Tomahawk, WI	211,000	Owned
Office	Ann Arbor, MI	3,400	Lease expiring 2014
Office	Cleveland, OH	23,000	Lease expiring 2014
Manufacturing and Materials Velocity Center(4)	Kansas City, MO	450,000	Owned
Warehouse	Kansas City, MO	20,000	Lease expiring 2013
Materials Velocity Center	Manchester, PA	191,000	Owned
Manufacturing(5)	York, PA	1,308,000	Owned
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Miami, FL	1,000	Lease expiring 2011
Motorcycle Testing	Yucca, AZ	79,000	Lease expiring 2019
Office and Training Facility	Monterrey, Mexico	8,300	Lease expiring 2014
Manufacturing and Office(6)	Manaus, Brazil	82,000	Lease expiring 2011
Office	Sao Paulo, Brazil	550	Lease expiring 2011
Office and Warehouse	Oxford, England	21,000	Lease expiring 2017
Office	Leiderdorp, The Netherlands	9,500	Lease expiring 2011
Office	Rijswijk, The Netherlands	6,000	Lease expiring 2021
Office	Creteil, France	8,500	Lease expiring 2016
Office	Morfelden-Walldorf, Germany	19,900	Lease expiring 2012
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Office	Zurich, Switzerland	2,000	Lease expiring 2013
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2015
Office	Prague, Czech Republic	1,900	Lease expiring 2019
Office	Dubai, United Arab Emirates	3,600	Lease expiring 2015
Office	Gurgaon, India	9,400	Lease expiring 2013
Manufacturing(7)	Bawal, India	68,200	Lease expiring 2013
Office	Moscow, Russia	2,200	Lease expiring 2013
Warehouse	Yokohama, Japan	15,000	Lease expiring 2011
Office	Tokyo, Japan	14,000	Lease expiring 2012
Office	Akishima, Japan	13,000	Lease expiring 2028
Office	Shanghai, China	3,300	Lease expiring 2011
Office	Singapore	1,000	Lease expiring 2011
Office	Cape Town, South Africa	3,500	Lease expiring 2012
Office	Sydney, Australia	21,800	Lease expiring 2011
Manufacturing(8)	Adelaide, Australia	485,000	Lease expiring 2011

(1)	Facility was idled during 2010 and production moved to Menomonee Falls, WI.
(2)	Motorcycle powertrain production.
(3)	Fiberglass/plastic parts production and painting.
(4)	Motorcycle parts fabrication, painting and Dyna, Sportster® and VRSC assembly.
(5)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.
(6)	Assembly of select models for the Brazilian market.
(7)	Assembly of select models for the Indian market.
(8)	Motorcycle wheel production.

During 2009, the Company committed to a combination of restructuring activities designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company expects that the impact of these restructuring activities will have the following effects on the Company’s operating properties:

•	The manufacturing facility in Wauwatosa, Wisconsin was closed and operations consolidated into the manufacturing facility in Menomonee Falls, Wisconsin during 2010.

•	The distribution facility in Franklin, Wisconsin will be closed and distribution operations consolidated through a third-party provider. The transition is expected to be finalized in early 2011.

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

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
Storage	Carson City, NV	1,600	Lease expiring 2011

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

In 2005, three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. On November 24, 2009, all federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice. The remaining state court shareholder state derivative action (which was a consolidation of the two lawsuits filed in Milwaukee County Circuit Court) was dismissed in a hearing on November 29, 2010, and the dismissal became final on January 24, 2011.

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

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2010	Low	High	2009	Low	High
First quarter	$21.81	$28.98	First quarter	$7.99	$20.01
Second quarter	$23.61	$36.13	Second quarter	$12.90	$22.74
Third quarter	$21.26	$29.17	Third quarter	$14.99	$25.56
Fourth quarter	$27.79	$35.59	Fourth quarter	$20.76	$30.00

The Company paid the following dividends per share:

	2010	2009	2008
First quarter	$0.10	$0.10	$0.30
Second quarter	0.10	0.10	0.33
Third quarter	0.10	0.10	0.33
Fourth quarter	0.10	0.10	0.33

	$0.40	$0.40	$1.29

As of January 31, 2011 there were 87,578 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2010:

2010 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 to October 31	—	$—	—	24,011,007
November 1 to November 28	—	$—	—	24,022,701
November 29 to December 31	717	$26	—	24,026,728

Total	717	$26	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the fourth quarter ended December 31, 2010.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2010, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan (exhibit 10.5) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2010, the Company acquired 717 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2005 and that all dividends are reinvested.

	2005 ($)	2006 ($)	2007 ($)	2008 ($)	2009 ($)	2010 ($)
Harley-Davidson, Inc.	100	139	94	36	54	76
Standard & Poor’s MidCap 400 Index	100	110	120	76	105	133
Standard & Poor’s 500 Index	100	116	122	77	97	112

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2010(1)	2009(2)	2008(2)	2007	2006
Statement of operations data:
Revenue:
Motorcycles & Related Products	$4,176,627	$4,287,130	$5,578,414	$5,726,848	$5,800,686
Financial Services	682,709	494,779	376,970	416,196	384,891

Total revenue	$4,859,336	$4,781,909	$5,955,384	$6,143,044	$6,185,577

Income from continuing operations	$259,669	$70,641	$684,235	$933,843	$1,043,153
Loss from discontinued operations, net of tax	(113,124)	(125,757)	(29,517)	—	—

Net income (loss)	$146,545	$(55,116)	$654,718	$933,843	$1,043,153

Weighted-average common shares:
Basic	233,312	232,577	234,225	249,205	264,453
Diluted	234,787	233,573	234,477	249,882	265,273
Earnings per common share from continuing operations:
Basic	$1.11	$0.30	$2.92	$3.75	$3.94
Diluted	$1.11	$0.30	$2.92	$3.74	$3.93
Loss per common share from discontinued operations:
Basic	$(0.48)	$(0.54)	$(0.13)	$—	$—
Diluted	$(0.48)	$(0.54)	$(0.13)	$—	$—
Earnings (loss) per common share:
Basic	$0.63	$(0.24)	$2.80	$3.75	$3.94
Diluted	$0.62	$(0.24)	$2.79	$3.74	$3.93
Dividends paid per common share	$0.400	$0.400	$1.290	$1.060	$0.810
Balance sheet data:
Total assets	$9,430,740	$9,155,518	$7,828,625	$5,656,606	$5,532,150
Total debt	$5,752,356	$5,636,129	$3,914,887	$2,099,955	$1,702,491
Total equity	$2,206,866	$2,108,118	$2,115,603	$2,375,491	$2,756,737

(1)	2010 data includes the effects of consolidating formerly off-balance sheet qualifying special purpose entities as required by new guidance within Accounting Standards Codification (ASC) Topic 810, “Consolidations” and ASC Topic 860, “Transfers and Servicing.”
(2)	2009 and 2008 total assets include assets of discontinued operations of $181.2 million and $238.7 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is encouraged by 2010 results and its progress against its long-term business strategy as announced in 2009. The Company’s long-term business strategy is centered on four key pillars of growth, continuous improvement, leadership development and sustainability. Under this strategy, the Company expects to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The strategy focuses Company resources on Harley-Davidson products and experiences, global expansion, demographic outreach and commitment to core customers. In addition, the Company will continue to expand its initiatives to enhance profitability through continuous improvement in manufacturing, product development and business operations.

During 2010, the Motorcycles segment showed improved financial performance driven by the Company’s restructuring efforts and the Financial Services segment returned to profitability. Income from continuing operations for 2010 was $259.7 million, or $1.11 per share, compared to $70.6 million, or $0.30 per share, in 2009. The Company’s operating income for 2010 was $560.6 million, an increase of $364.5 million over the prior year driven by higher operating income from Financial Services. Operating income for the Financial Services segment improved by $299.8 million primarily due to favorable net interest income, improved credit performance and two non-recurring, non-cash charges totaling $101.1 million that were incurred during 2009. Operating income for the Motorcycles segment was $64.7 million higher in 2010 compared to 2009 driven by improved gross profit and a decrease in operating expenses.

Please refer to the “Results of Operations 2010 Compared to 2009” for additional details concerning the results for 2010.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 24, 2011), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

On January 25, 2011, the Company announced its expectation to ship 221,000 to 228,000 Harley-Davidson motorcycles during 2011, with 51,000 to 56,000 Harley-Davidson motorcycles expected to ship in the first quarter of 2011. In addition, the Company announced its expectation for full year 2011 gross margin to be between 34.0% and 35.0%.

The Company also announced on January 25, 2011 that it expects the full year 2011 effective income tax rate to be approximately 35% for continuing operations. The Company’s capital expenditure estimates for 2011 are between $210 million to $230 million, including approximately $60 million to $75 million to support restructuring activities. The Company anticipates it will have the ability to fund all capital expenditures in 2011 with cash flows generated by operations.

Restructuring Activities(1)

The Company and the unions representing its production employees in Kansas City, Missouri began negotiations in January 2011 on a new labor agreement to replace the current contract which is set to expire in July 2012. The Company has advised the unions that the Kansas City operations must become more competitive and flexible if those operations are to remain viable. The Company expects to make a decision on the future of the Kansas City operations in early March 2011, and will provide any updated cost and savings information at such time as it discloses a final decision.

2010 Restructuring Plan

In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which take effect in April 2012 when the current contracts expire. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency. Once the new contracts are implemented, the production system in Wisconsin, like York, will include the addition of a flexible workforce component.

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

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that are expected to be completed in 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions, which the Company believes are generally on schedule, include:

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

•

exiting the Buell product line. The Company ceased production of Buell motorcycles at the end of October 2009 and the sale of remaining Buell motorcycle inventory to independent dealers and/or distributors was substantially completed during 2010.

The 2009 restructuring plans include a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These headcount reductions began in 2009 and are expected to be completed during 2011.

Restructuring Costs and Savings

During 2010, the Company incurred $163.5 million in restructuring expense and other impairments related to 2010 and 2009 restructuring plan activities. This is in addition to $224.3 million in restructuring and impairment expense incurred in 2009. The Company expects total costs for 2010 and 2009 restructuring plan activities to result in one-time restructuring and impairment expenses of $495 million to $510 million from 2009 through 2012 of which approximately 30% are expected to be non-cash. In 2011, the Company expects to incur restructuring expenses of $85 million to $95 million. The Company anticipates annual ongoing total savings from restructuring of approximately $290 million to $310 million upon completion of all announced restructuring activities. In the near-term, the Company has realized or estimates that it will realize savings from these restructuring activities, measured against 2008 spending, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales);

•	2010 - $172 million (64% operating expense and 36% cost of sales);

•	2011 - $210 million to $230 million (45-55% operating expense and 45-55% cost of sales);

•	2012 - $275 million to $295 million (35-45% operating expense and 55-65% cost of sales); and

•	Ongoing annually upon completion - $290 million to $310 million (30-40% operating expense and 60-70% cost of sales).

Discontinued Operations

On August 6, 2010, the Company concluded the sale of MV Agusta to a company controlled by the former owner of MV Agusta. During 2010, the Company incurred a loss from discontinued operations, net of tax, of $113.1 million, comprised of operating losses and impairment charges. The loss from discontinued operations, net of tax, was $125.8 million during 2009.

Results of Operations 2010 Compared to 2009

Consolidated Results

(in thousands, except earnings per share)	2010	2009	Increase	% Change
Operating income from motorcycles & related products	$378,758	$314,055	$64,703	20.6%
Operating income (loss) from financial services	181,873	(117,969)	299,842	N/M

Operating income	560,631	196,086	364,545	185.9
Investment income	5,442	4,254	1,188	27.9
Interest expense	90,357	21,680	68,677	316.8
Loss on debt extinguishment	85,247	—	85,247	N/M

Income before income taxes	390,469	178,660	211,809	118.6
Provision for income taxes	130,800	108,019	22,781	21.1

Income from continuing operations	259,669	70,641	189,028	267.6
Loss from discontinued operations, net of income taxes	(113,124)	(125,757)	12,633	10.0

Net income (loss)	$146,545	$(55,116)	$201,661	N/M

Diluted earnings per share from continuing operations	$1.11	$0.30	$0.81	270.0%
Diluted loss per share from discontinued operations	$(0.48)	$(0.54)	$0.06	11.1%
Diluted earnings (loss) per share	$0.62	$(0.24)	$0.86	N/M

Operating income for the Motorcycles segment was $64.7 million higher in 2010 compared to 2009 driven by improved gross profit and a decrease in operating expenses. Operating income for the Financial Services segment improved by $299.8 million primarily due to favorable net interest income, improved credit performance and two non-recurring, non-cash charges totaling $101.1 million that were incurred during 2009. The favorable net interest income was primarily due to the increase in on-balance sheet finance receivables and a lower cost of funds. As discussed below, the lower cost of funds was due in part to HDFS’ transfer in the fourth quarter of 2009 to the Company of amounts related to the Company’s $600.0 million senior unsecured notes issued in February 2009. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for 2010 includes $87.5 million related to the Company’s senior unsecured notes, compared to $16.2 million in 2009. During the first quarter of 2009, the Company transferred the full $600.0 million of proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved and allowed HDFS to transfer the full $600.0 million of proceeds back to the Company during the fourth quarter of 2009. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full $600.0 million of proceeds were held by the Company. Interest expense for the periods in which the full $600.0 million of proceeds were held by HDFS is included in financial services interest expense.

During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. As a result of the transaction, the Company incurred a loss on debt extinguishment of $85.2 million which also includes $1.4 million of capitalized debt issuance costs that were written-off. The Company used cash on hand for the repurchase and the repurchased notes were cancelled. By repurchasing the notes, the Company will not incur interest expense of approximately $45.0 million per year in 2011 through 2013 and $3.7 million in 2014.

The effective income tax rate for 2010 continuing operations was 33.5% compared to 60.5% for 2009. During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of

2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change. Also impacting the effective income tax rate for 2010 were a favorable impact from a domestic manufacturing benefit and the favorable conclusion of an Internal Revenue Service audit in 2010 and, in connection with the audit settlement, an adjustment to income taxes payable. The effective income tax rate for 2009 was impacted by a $28.4 million non-deductible goodwill charge incurred during the second quarter of 2009 as well as an unanticipated change in Wisconsin tax law during the first quarter of 2009 which resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards.

Motorcycles and Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 8.5% during 2010 compared to 2009. Retail sales continued to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased by 11.7% in the United States and 1.9% internationally during 2010 compared to 2009. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 14.6% in the United States and down 3.9% in Europe when compared to 2009. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2010	2009	(Decrease) Increase	% Change
North America Region
United States	143,391	162,385	(18,994)	(11.7)%
Canada	10,376	11,406	(1,030)	(9.0)

Total North America Region	153,767	173,791	(20,024)	(11.5)

Europe Region (Includes Middle East and Africa)
Europe(b)	37,378	36,444	934	2.6
Other	3,810	3,560	250	7.0

Total Europe Region	41,188	40,004	1,184	3.0

Asia Pacific Region
Japan	11,405	13,105	(1,700)	(13.0)
Other	9,582	9,884	(302)	(3.1)

Total Asia Pacific Region	20,987	22,989	(2,002)	(8.7)

Latin America Region	6,168	5,850	318	5.4

Total Worldwide Retail Sales	222,110	242,634	(20,524)	(8.5)%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	2010	2009	Decrease	% Change
United States(b)	259,733	304,304	(44,571)	(14.6)%
Europe(c)	301,321	313,569	(12,248)	(3.9)%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2010		2009		(Decrease) Increase	% Change
United States	131,636	62.5%	144,464	64.8%	(12,828)	(8.9)%
International	78,858	37.5%	78,559	35.2%	299	0.4

Harley-Davidson motorcycle units	210,494	100.0%	223,023	100.0%	(12,529)	(5.6)%

Touring motorcycle units	81,927	38.9%	84,104	37.7%	(2,177)	(2.6)%
Custom motorcycle units(a)	87,158	41.4%	91,650	41.1%	(4,492)	(4.9)
Sportster motorcycle units	41,409	19.7%	47,269	21.2%	(5,860)	(12.4)

Harley-Davidson motorcycle units	210,494	100.0%	223,023	100.0%	(12,529)	(5.6)%

Buell motorcycle units	2,614		9,572		(6,958)	(72.7)%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2010, the Company shipped 210,494 Harley-Davidson motorcycles, a decrease of 12,529 motorcycles, or 5.6%, from last year. The Company’s 2010 shipment volume was in line with Company expectations and resulted in lower U.S. dealer inventory of new Harley-Davidson motorcycles at the end of 2010 compared to the end of 2009. On January 25, 2011, the Company announced that it expects full year 2011 shipments of Harley-Davidson motorcycle units to be between 221,000 to 228,000, an increase of 5% to 8% from 2010 shipments.(1) The Company expects that its 2011 shipments of Harley-Davidson motorcycles to independent dealers in the U.S. will exceed their retail sales for 2011 as dealers increase their retail inventory levels. The Company believes that stronger than expected fourth quarter 2010 retail sales resulted in the aggregate U.S. dealer inventory dipping below what the Company believes is an appropriate level at the end of 2010.(1) The Company remains committed to balancing supply in line with demand for its Harley-Davidson motorcycles.

Segment Results

The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2010	2009	(Decrease) Increase	% Change
Revenue:
Harley-Davidson motorcycles	$3,136,987	$3,174,810	$(37,823)	(1.2)%
Buell motorcycles	16,280	46,514	(30,234)	(65.0)
Parts & Accessories	749,240	767,275	(18,035)	(2.4)
General Merchandise	259,125	282,210	(23,085)	(8.2)
Other	14,995	16,321	(1,326)	(8.1)

Total revenue	4,176,627	4,287,130	(110,503)	(2.6)

Cost of goods sold	2,749,224	2,900,934	(151,710)	(5.2)

Gross profit	1,427,403	1,386,196	41,207	3.0

Selling & administrative expense	756,177	702,854	53,323	7.6
Engineering expense	128,960	148,311	(19,351)	(13.0)
Restructuring expense and other impairments	163,508	220,976	(57,468)	(26.0)

Operating expense	1,048,645	1,072,141	(23,496)	(2.2)

Operating income from motorcycles	$378,758	$314,055	$64,703	20.6%

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2009 to 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2009	$4,287	$2,901	$1,386
Volume	(282)	(201)	(81)
Foreign currency exchange rates and hedging	17	17	—
Product mix	126	10	116
Raw material prices	—	11	(11)
Manufacturing costs	—	27	(27)
Buell exit costs	29	(16)	45

Total	(110)	(152)	42

2010	$4,177	$2,749	$1,428

•	Volume decreases were primarily the result of the 5.6% decrease in wholesale shipments of Harley-Davidson motorcycle units as well as lower volumes for Parts & Accessories and General Merchandise.

•

Foreign currency exchange rates during 2010 relative to 2009 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year which offset the positive impact of currency included in net revenue.

•

Product mix benefited revenue and gross profit due to a higher mix of the Company’s higher margin touring motorcycles and changes in product mix within the Company’s motorcycle families. Product mix changes were also impacted by motorcycle option offerings, shipment location and related products.

•	Raw material prices were higher in 2010 relative to 2009 due to unfavorability in steel and aluminum prices.

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs across fewer units. Higher manufacturing costs were also the result of increasing product cost associated with new models and increased product content. Finally, manufacturing costs were also higher due to temporary inefficiencies associated with the Company’s transition to outsourcing non-core operations at its York, Pennsylvania facility. These increased costs were partially offset by productivity gains.

•

In 2009, the Company incurred Buell exit costs consisting of sales incentives to independent dealers and inventory write-downs. The sales incentives lowered 2009 revenue while the inventory write-downs increased 2009 cost of sales.

The increase in selling and administrative expense was primarily due to increased expense associated with the Company’s variable incentive compensation programs and increased spending on growth initiatives partially offset by savings from the Company’s restructuring efforts and lower warranty and recall charges. During 2010, the Company accrued for a payout of variable incentive compensation programs; no accrual was made during 2009 due to the Company’s determination that plan targets would not be met. Increased spending on growth initiatives during 2010 included approximately $19 million of costs associated with the Company’s efforts to expand its presence in Brazil. As part of these expansion efforts, Harley-Davidson recently reached an agreement with the previous dealer in Brazil that permits the Company to develop a new network of independent dealers as it expands its presence in that market. The decrease in engineering expense was primarily due to savings from the Company’s restructuring efforts. The Company’s announced restructuring plans are further discussed in Note 5 of Notes to Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2010	2009	Increase (Decrease)	% Change
Interest income	$635,207	$434,152	$201,055	46.3%
Loss from securitizations	—	(13,676)	13,676	N/M
Other income	47,502	74,303	(26,801)	(36.1)

Financial services revenue	682,709	494,779	187,930	38.0

Interest expense	272,484	283,634	(11,150)	(3.9)
Provision for credit losses	93,118	169,206	(76,088)	(45.0)
Operating expenses	135,234	128,219	7,015	5.5
Goodwill impairment	—	28,387	(28,387)	N/M
Restructuring expense	—	3,302	(3,302)	N/M

Financial services expense	500,836	612,748	(111,912)	(18.3)

Operating income (loss) from financial services	$181,873	$(117,969)	$299,842	N/M

On January 1, 2010, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (codified within ASC Topic 860), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (codified in ASC Topic 810). As a result of the adoption of the new accounting guidance, the Company consolidated the assets and liabilities of its formerly unconsolidated Qualifying Special Purpose Entities (QSPEs) on January 1, 2010. Beginning on January 1, 2010, the Company began recognizing interest income and credit losses on the previously unconsolidated securitized receivables and interest expense on the related debt within its statement of operations. The Company’s statement of operations no longer includes income from securitizations, including the initial gain or loss previously recorded on off-balance sheet securitizations, income on the investment in retained securitization interests and servicer fees. In addition, the Company no longer incurs charges related to other-than-temporary impairments on its investment in retained securitization interests as that asset has been derecognized.

Interest income during 2010 benefited primarily from higher average retail finance receivables, which was driven by the consolidation of formerly off-balance sheet QSPEs. Interest expense decreased by $11.2 million compared to 2009 due to more favorable cost of funds, partially offset by increased borrowings related to the newly consolidated securitization trusts.

There was no income or loss from securitizations during 2010 due to the elimination of the investment in retained securitization interests. During 2009, HDFS recorded a $45.4 million other-than-temporary impairment of certain retained securitization interests due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds. Partially offsetting the other-than-temporary impairment was $31.7 million of income earned from the investment in the retained securitization interests.

Other income decreased during 2010 compared to 2009 primarily due to no servicer fee income partially offset by the benefit of no lower of cost or market valuation adjustment for finance receivables held for sale. As a result of the consolidation of the formerly off-balance sheet securitization trusts, the Company no longer records servicer fee income from servicing off-balance sheet finance receivables. During 2009, the Company earned $25.5 million of servicer fee income. The Company recognized a $5.9 million charge to earnings for a lower of cost or market valuation adjustment related to its finance receivables held for sale during 2009. The charge, which was the result of the determination that the cost exceeded the fair value of the finance receivables held for sale, was due to higher projected credit losses partially offset by lower funding costs. HDFS used discounted cash flow methodologies to estimate the fair value of finance receivables held for sale that incorporated appropriate assumptions for discount rate, funding costs and credit enhancement, as well as estimates concerning credit losses and prepayments that, in management’s judgment, reflected assumptions that market participants would use.

The provision for credit losses related to retail and wholesale receivables decreased by $68.5 million and $7.9 million, respectively, in 2010 compared to 2009. The decrease in the provision for retail credit losses was primarily driven by the second quarter 2009 reclassification of $3.14 billion of finance receivables held for sale to finance receivables held for investment. The reclassification resulted in a $72.7 million increase in the allowance for finance credit losses during 2009. The provision for wholesale credit losses was $7.9 million lower during 2010 versus 2009 due to a reduction in wholesale finance receivables outstanding from prior year and lower specific reserve needs in 2010 as a number of dealer credit situations were resolved.

As part of the January 1, 2010 adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860, the Company established an initial allowance for credit losses of $49.4 million related to the previously unconsolidated securitized finance receivables through an adjustment to retained earnings. Subsequent changes in the provision are included in the statement of operations.

Annual losses on HDFS’ managed retail motorcycle finance receivables were 2.11% in 2010 compared to 2.86% for 2009. The 30-day delinquency rate for managed retail motorcycle finance receivables at December 31, 2010 decreased to 5.07% from 6.51% at December 31, 2009. At December 31, 2010, managed retail finance receivables were comprised of all finance receivables held by HDFS, including those that were consolidated beginning January 1, 2010. Prior to January 1, 2010, managed retail finance receivables included finance receivables held by HDFS and those sold through off-balance sheet securitization transactions. The decrease in credit losses from 2009 was due to a lower frequency of loss and a modest improvement in the recovery values of repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables were as follows (in millions):

	2010	2009
Balance, beginning of period	$150,082	$40,068
Allowance related to newly consolidated finance receivables(a)	49,424	—
Provision for finance credit losses	93,118	169,206
Charge-offs, net of recoveries	(119,035)	(59,192)

Balance, end of period	$173,589	$150,082

(a)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company established a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.

At December 31, 2010, the allowance for finance credit losses on finance receivables was $15.8 million for wholesale receivables and $157.8 million for retail receivables, which includes $103.8 million related to finance receivables held by consolidated variable interest entities, (VIEs). See Note 8 of Notes to Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables was $133.3 million for retail receivables and $16.8 million for wholesale receivables at December 31, 2009.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 6 of Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for finance credit losses on finance receivables.

As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company recorded an impairment charge of $28.4 million during 2009 related to the goodwill associated with HDFS.

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

Interest expense of $21.7 million included a portion of interest expense related to the Company’s $600.0 million senior unsecured notes issued in February 2009. During the first quarter of 2009, the Company transferred the full $600.0 million of proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved and allowed HDFS to transfer the full $600.0 million of proceeds back to the Company during the fourth quarter of 2009. As a result, interest expense for 2009 includes interest on the notes only during the periods when the full $600.0 million of proceeds were held by the Company. Interest expense for the periods in which the full $600.0 million of proceeds were held by HDFS is included in financial services interest expense.

The effective income tax rate for 2009 continuing operations was 60.5% compared to 35.8% for 2008. The increase in the effective income tax rate was due to a one-time charge for a change in Wisconsin tax law, the nondeductible goodwill impairment charge at HDFS and the impact of reduced earnings.

Motorcycles and Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 22.7% during 2009 compared to 2008. Retail sales continued to be impacted on a global basis by difficult economic conditions. Retail sales of Harley-Davidson motorcycles decreased by 25.8% in the United States and 15.4% internationally during 2009 compared to 2008. On an industry-wide basis, the heavyweight (651+cc) portion of the market was down 36.6% in the United States and down 19.5% in Europe when compared to 2008. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2009	2008	Decrease	% Change
North America Region
United States	162,385	218,939	(56,554)	(25.8)%
Canada	11,406	16,502	(5,096)	(30.9)

Total North America Region	173,791	235,441	(61,650)	(26.2)

Europe Region (Includes Middle East and Africa)
Europe(b)	36,444	40,725	(4,281)	(10.5)
Other	3,560	4,317	(757)	(17.5)

Total Europe Region	40,004	45,042	(5,038)	(11.2)

Asia Pacific Region
Japan	13,105	14,654	(1,549)	(10.6)
Other	9,884	10,595	(711)	(6.7)

Total Asia Pacific Region	22,989	25,249	(2,260)	(9.0)

Latin America Region	5,850	8,037	(2,187)	(27.2)

Total Worldwide Retail Sales	242,634	313,769	(71,135)	(22.7)%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	2009	2008	Decrease	% Change
United States(b)	304,304	480,313	(176,009)	(36.6)%
Europe(c)	313,569	389,691	(76,122)	(19.5)%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2009		2008		Decrease	% Change
United States	144,464	64.8%	206,309	68.0%	(61,845)	(30.0)%
International	78,559	35.2%	97,170	32.0%	(18,611)	(19.2)

Harley-Davidson motorcycle units	223,023	100.0%	303,479	100.0%	(80,456)	(26.5)%

Touring motorcycle units	84,104	37.7%	101,887	33.6%	(17,783)	(17.5)
Custom motorcycle units(a)	91,650	41.1%	140,908	46.4%	(49,258)	(35.0)
Sportster motorcycle units	47,269	21.2%	60,684	20.0%	(13,415)	(22.1)

Harley-Davidson motorcycle units	223,023	100.0%	303,479	100.0%	(80,456)	(26.5)%

Buell motorcycle units	9,572		13,119		(3,547)	(27.0)%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2009, the Company shipped 223,023 Harley-Davidson motorcycles, a decrease of 80,456 motorcycles, or 26.5%, from last year. The Company’s shipments in 2009 were negatively impacted by the challenging economic environment.

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

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2008 to 2009 (in millions):

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

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs across fewer units. Additionally, higher manufacturing costs were the result of increasing product cost associated with new models and increased product content. These increased costs were partially offset by productivity gains.

•	Buell exit costs consisted of sales incentives to independent dealers and inventory write-downs. The sales incentives lowered revenue while the inventory write-downs increased cost of sales.

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

Interest income benefited from higher average retail and wholesale finance receivables outstanding, partially offset by lower wholesale lending rates. The increase in retail finance receivables outstanding was driven by a reduction in off-balance sheet term asset-backed securitization activity throughout 2008 due to capital market volatility and the utilization of on-balance sheet term asset-backed securitization structures during 2009. The increase in wholesale outstanding finance receivables resulted from an increased use of floorplan financing combined with a higher number of average days financed. Interest expense was higher in 2009 due primarily to increased borrowings to support the higher average outstanding retail and wholesale finance receivables as well as an increased cost of borrowing as compared to 2008.

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

HDFS reviewed its assumptions for determining the fair value of the investment in retained securitization interests each quarter. Key assumptions included expected losses, prepayment speed and discount rate. HDFS determined these assumptions by reviewing historical trends and current economic conditions. Given the challenging U.S. economy, credit losses on HDFS’ retail finance receivables have increased, and as a result, the fair value of retained securitization interests has declined, and in some cases this decline is other-than-temporary. A write-down in the retained securitization interest generally represents a non-cash charge in the period in which it is recorded, but ultimately represents a reduction in the residual cash flow that HDFS expects to receive from its investment in retained securitization interests. The fair value of the investment in retained securitization interests was $245.4 million at December 31, 2009.

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

Annual losses on HDFS’ managed retail motorcycle finance receivables were 2.86% in 2009 compared to 2.30% for 2008. The 30-day delinquency rate for managed retail motorcycle finance receivables at December 31, 2009 increased to 6.51% from 6.29% at December 31, 2008. Managed retail finance receivables included finance receivables held by HDFS as well as those sold through off-balance sheet term asset-backed securitization transactions. The year-over-year increase in credit losses was driven by a higher frequency of loss and higher average loss per motorcycle resulting from pressure on values for repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	2009	2008
Balance, beginning of period	$40,068	$30,295
Provision for finance credit losses	169,206	39,555
Charge-offs, net of recoveries	(59,192)	(29,782)

Balance, end of period	$150,082	$40,068

At December 31, 2009, the allowance for finance credit losses on finance receivables held for investment was $133.3 million for retail finance receivables and $16.8 million for wholesale finance receivables. The allowance for finance credit losses on finance receivables held for investment was $28.4 million for retail finance receivables and $11.7 million for wholesale finance receivables at December 31, 2008.

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

As discussed in Note 5 of Notes to Consolidated Financial Statements, during 2009, the Company recorded an impairment charge of $28.4 million related to the goodwill associated with HDFS. As a result of the Company’s lower retail sales volume projections and the decline in operating performance at HDFS during 2009 due to significant write-downs of its finance receivable portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS had declined below its carrying value.

Other Matters

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

Off-Balance Sheet Finance Receivable Securitizations – Prior to 2009, the Company sold retail motorcycle finance receivables through securitization transactions utilizing QSPEs that qualified for accounting sale treatment under prior U.S. GAAP. Upon sale of retail finance receivables in a securitization transaction, HDFS received cash and retained an interest in excess cash flows, subordinated securities, and cash reserve account deposits, all of which were collectively referred to as retained interests in the securitized receivables. Retained interests were carried at fair value and were periodically reviewed for impairment. Market value quotes of fair value are generally not available for retained interests. Therefore, fair value was measured using discounted cash flow methodologies that incorporated management’s best estimate of key assumptions that, in management’s judgment, reflected the assumptions marketplace participants would use. The impact of changes to key assumptions is shown in Note 7 of Notes to Consolidated Financial Statements. HDFS retained servicing rights under retail finance receivables that it sold to the securitization trust and received a servicing fee. The servicing fee paid to HDFS was considered adequate compensation for the services provided and was included in financial services revenue as earned. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company adopted new accounting guidance within ASC topic 810 and ASC topic 860 as of January 1, 2010 that ultimately required the Company to consolidate these formerly off-balance sheet QSPEs.

Gains or losses on securitizations from the sale of retail finance receivables were recorded as a component of financial services revenue and were based in part on certain assumptions including expected credit losses, prepayment speed and discount rates. Gains or losses on sales of retail finance receivables also depended on the original carrying amount of the retail finance receivables, which were allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

Allowance for Finance Credit Losses on Finance Receivables – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing finance receivables portfolio. HDFS performs a periodic and systematic collective evaluation of the adequacy of the retail allowance. HDFS utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates.

The wholesale portfolio is primarily composed of large balance, non-homogeneous finance receivables. HDFS’ wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.

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

Pensions and Other Postretirement Healthcare Benefits – The Company has several defined benefit pension plans and several postretirement healthcare benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Pension, SERPA and postretirement healthcare obligations and costs are calculated through actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates.

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the discount rate for pension and SERPA obligations was decreased from 6.0% as of December 31, 2009 to 5.79% as of December 31, 2010. The discount rate for postretirement healthcare obligations was decreased from 5.65% to 5.28%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2010, the Company increased its healthcare cost trend rate to 8.5% from 7.5% as of December 31, 2009. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5% beginning in 2019.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

The following information is provided to illustrate the sensitivity of pension and postretirement healthcare obligations and costs to changes in these major assumptions (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate
2010 Net periodic benefit costs
Pension and SERPA	$71,945	$21,474	n/a
Postretirement healthcare	$39,073	$2,289	$1,296

2010 Benefit obligations
Pension and SERPA	$1,390,374	$216,223	n/a
Postretirement healthcare	$378,341	$35,368	$15,100

This information should not be viewed as predictive of future amounts. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 15 of Notes to Consolidated Financial Statements.

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

The Company uses a weighted-average of historical and implied volatility to determine the expected volatility of its stock. The implied volatility is derived from options that are actively traded and the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee stock options. In addition, the traded options have exercise prices that are both (a) near-the-money and (b) close to the exercise price of the employee stock options. Finally, the remaining maturities of the traded options on which the estimate is based are at least one year.

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

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2010 is as follows (in thousands):

	2011	2012 - 2013	2014 - 2015	Thereafter	Total
Principal payments on debt	$1,484,264	$2,146,577	$1,084,849	$1,036,665	$5,752,355
Interest payments on debt	245,554	366,236	175,766	167,381	954,937
Operating lease payments	11,399	16,089	10,877	8,414	46,779

	$1,741,217	$2,528,902	$1,271,492	$1,212,460	$6,754,071

As described in Note 13 of Notes to Consolidated Financial Statements, the Company classified $315.9 million related to its unsecured commercial paper and its Global Credit Facilities (as defined in “Liquidity and Capital Resources”) as long-term debt as of December 31, 2010. This amount is classified as long term because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year; accordingly, the Company has assumed that this amount will be repaid in 2012.

Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2010. Interest for floating rate instruments, as calculated above, assumes December 31, 2010 rates remain constant.

As of December 31, 2010, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2010. During 2009, the Company contributed $233.2 million to its pension, SERPA and postretirement healthcare plans. No additional contributions were required during 2010 beyond current benefit payments for SERPA and postretirement healthcare plans. In January 2011, the Company contributed $200.0 million to further fund its pension plans. The Company will evaluate additional contributions to further fund its pension plans even though no additional pension plan contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 15 of Notes to Consolidated Financial Statements.

As described in Note 14 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $69.8 million and accrued interest and penalties of $26.2 million as of December 31, 2010. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the $69.8 million of liability for unrecognized tax benefits or accrued interest and penalties of $26.2 million.

Off-Balance Sheet Arrangements

As part of its term asset-backed securitization program prior to 2009, HDFS transferred retail motorcycle finance receivables to a special purpose bankruptcy-remote wholly-owned subsidiary. The subsidiary sold the retail finance receivables to a securitization trust in exchange for the proceeds from term asset-backed securities issued by the securitization trust. The term asset-backed securities, usually notes with various maturities and interest rates, were secured by future collections of the purchased retail installment finance receivables. Activities of the securitization trust were limited to acquiring retail finance receivables, issuing term asset-backed securities and making payments on securities to investors. Due to the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts were considered QSPEs as defined under prior U.S. GAAP. In accordance with prior U.S. GAAP, assets and liabilities of the QSPEs were not consolidated in the financial statements of the Company (see update below).

HDFS did not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the related finance receivables purchased from HDFS. The Company’s retained securitization interests, excluding servicing rights, were subordinate to the interests of securitization trust investors. Such investors had priority interests in the cash collections on the retail finance receivables sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. Investors do not have recourse to assets of HDFS for failure of the obligors on the retail finance receivables to pay when due. Total investment in retained securitization interests at December 31, 2009 was $245.4 million. The securitization trusts have a limited life and generally terminate upon final distribution of amounts owed to the investors in the term asset-backed securities. See Note 8 of Notes to Consolidated Financial Statements for further discussion of HDFS’ term asset-backed securitization program.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company was required to adopt new guidance within ASC Topics 810 and 860 as of January 1, 2010 requiring the consolidation of qualifying special purpose entities previously utilized for its off-balance sheet term asset-backed securitization transactions.

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

In 2005, three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. On November 24, 2009, all federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice. The remaining state court shareholder state derivative action (which was a consolidation of the two lawsuits filed in Milwaukee County Circuit Court) was dismissed in a hearing on November 29, 2010, and the dismissal became final on January 24, 2011.

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

Liquidity and Capital Resources as of December 31, 2010

Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, committed unsecured bank facilities and through the term asset-backed securitization market.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities as of December 31, 2010 (in thousands):

Cash and cash equivalents	$1,021,933
Marketable securities	140,118

Total cash and cash equivalents and marketable securities	1,162,051

Global credit facilities(a)	553,656
Asset-backed conduit facility(b)	600,000

Total availability under credit facilities	1,153,656

Total	$2,315,707

(a)	$675.0 million of the Company’s total credit facilities is set to expire in April, 2011.
(b)	The conduit facility is set to expire in September, 2011.

Although the Company believes it has obtained the funding necessary to support HDFS’ operations for 2011(1), the Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2010. During 2009, the Company contributed $233.2 million to its pension, SERPA and postretirement healthcare plans. No additional contributions were required during 2010 beyond current benefit payments for SERPA and postretirement healthcare plans. In January 2011, the Company contributed $200.0 million to further fund its pension plans. The Company will evaluate additional contributions to further fund its pension plans even though no additional pension plan contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 15 of Notes to Consolidated Financial Statements.

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Net cash provided by (used by) operating activities	$1,163,418	$609,010	$(608,029)
Net cash provided by (used by) investing activities	145,437	(863,487)	(294,875)
Net cash (used by) provided by financing activities	(1,856,090)	1,381,937	1,293,390
Effect of exchange rate changes on cash and cash equivalents	4,940	6,789	(20,352)

Net (decrease) increase in cash and cash equivalents of continuing operations	$(542,295)	$1,134,249	$370,134

Operating Activities

The increase in operating cash flow for 2010 compared to 2009 was due primarily to the classification of the Company’s retail lending activities and favorable movements in working capital.

U.S. retail motorcycle finance receivables originated prior to June 28, 2009 were classified as held-for-sale based on the Company’s intent to securitize these U.S. retail motorcycle finance receivables in off-balance sheet securitization transactions under prior U.S. GAAP. Accordingly, the origination and collection of these retail finance receivables were components of operating cash flows. The Company has not conducted an off-balance sheet securitization since the first quarter of 2008. At the end of the second quarter of 2009, the Company made a decision to structure subsequent securitization transactions in a manner that would require “on-balance sheet” accounting (i.e., the Company no longer had intent to sell at the date of origination). As a result of that decision, the cash flows related to post-June 2009 retail lending activity are included within the investing cash flow section of the statement of cash flows.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $170.8 million and $116.7 million during 2010 and 2009, respectively. Net changes in finance receivables held for investment in 2010 reflect the incremental cash flows from finance receivables held by securitization trusts that were not consolidated prior to January 1, 2010. The effects of consolidating formerly off-balance sheet QSPEs are discussed further in Note 1 of Notes to Consolidated Financial Statements.

Financing Activities

The Company’s financing activities consist primarily of debt activity, dividend payments and share repurchases. As of December 31, 2010, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.40 per share totaling $94.1 million and $93.8 million during 2010 and 2009, respectively.

The Company’s total outstanding debt consisted of the following as of December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Global credit facilities	$213,772	$448,049	$390,932
Unsecured commercial paper	582,572	325,099	1,416,449
Medium-term notes	1,897,778	2,103,396	1,607,506
Senior unsecured notes	303,000	600,000	—

	2,997,122	3,476,544	3,414,887
Asset-backed conduit facility	—	—	500,000
Term asset-backed securitization debt	2,755,234	2,159,585	—

Debt held by variable interest entities	2,755,234	2,159,585	500,000

Total debt	$5,752,356	$5,636,129	$3,914,887

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2010 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Negative
Standard & Poor’s	A2	BBB	Stable
Fitch	F2	BBB+	Stable

Global Credit Facilities – On April 29, 2010, the Company and HDFS entered into a new $675.0 million 364-day credit facility (2010 364-Day Credit Facility) to refinance and replace a $625.0 million 364-day credit facility, which matured in April 2010. The 2010 364-Day Credit Facility matures in April 2011. In connection with the 2010 364-Day Credit Facility, the Company and HDFS also entered into a new $675.0 million three-year credit facility agreement to refinance and replace a $950.0 million three-year credit facility agreement, which was set to mature in July 2011. The new three-year credit facility matures in April 2013. The 2010 364-Day Credit Facility and the new three-year credit facility agreement (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

At the end of 2009, the Company had $205.0 million of credit facilities debt related to the MV acquisition and subsequent working capital advances. In conjunction with the sale of MV, the Company repaid all outstanding credit facility debt associated with MV.

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of December 31, 2010. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.(1)

Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2010 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$ 400,000	5.25%	December 2007	December 2012
$ 500,000	5.75%	November 2009	December 2014
$1,000,000	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. At December 31, 2009, HDFS had $200.0 million of 5.00% medium-term notes outstanding which were due in December 2010. In December 2010, the notes matured and the principal and accrued interest were paid in full. As a result, the Notes no longer include a fair value adjustment as the interest rate swaps were related to that particular medium-term note. At December 31, 2009 and 2008, the Notes included a fair value adjustment increasing the balance by $6.1 million and $9.7 million, respectively, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements is to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.2 million, $2.7 million and $2.2 million at December 31, 2010, 2009 and 2008, respectively.

Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. During the first quarter of 2009, the Company transferred the full $600.0 million of proceeds from the issuance of the notes to HDFS to fund HDFS’ operations. As HDFS diversified its debt structure through a combination of actions during 2009, its funding profile improved and allowed HDFS to transfer the full $600.0 million of proceeds back to the Company during the fourth quarter of 2009.

During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. As a result of the transaction, the Company incurred a loss on debt extinguishment of $85.2 million which also includes $1.4 million of capitalized debt issuance costs that were written-off. The Company used cash on hand for the repurchase and the repurchased notes were cancelled. By repurchasing the notes, the Company will not incur interest expense of approximately $45.0 million per year in 2011 through 2013 and $3.7 million in 2014.

Asset-Backed Commercial Paper Conduit Facility – On September 10, 2010, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At December 31, 2010, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of December 31, 2010, the conduit facility expires on September 9, 2011.

Term Asset-Backed Securitization Debt – On January 1, 2010, the Company adopted new guidance within ASC Topics 810 and 860 for consolidating VIEs. As a result, the Company consolidated the securitized U.S. retail motorcycle finance receivables, resulting in secured borrowings, and other related assets and liabilities related to the formerly unconsolidated QSPEs in the Company’s consolidated financial statements. The consolidation of the secured notes related to these VIEs resulted in a $1.89 billion increase in securitization debt on January 1, 2010, the effective date of adoption.

During the fourth quarter of 2010, the Company issued $600.0 million of secured notes through a term asset-backed securitization transaction. During 2009, the Company issued $2.46 billion of secured notes through four separate term asset-backed securitization transactions that were consolidated in the Company’s financial statements due to the structure of those transactions at the time of issuance.

For all of the term asset-backed securitization transactions, the Company transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of the Company’s creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2011 to 2018.

As of December 31, 2010, the assets of the VIEs totaled $3.65 billion, of which $3.36 billion of finance receivables and $287.3 of cash were restricted as collateral for the payment of $2.76 billion secured notes. Approximately $751.3 million of the obligations under the secured notes were classified as current at December 31, 2010, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of December 31, 2010, 2009 and 2008, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio of 2.25 to 1.0 for the fiscal quarter ended December 31, 2010 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the Company’s senior unsecured notes.

At December 31, 2010, 2009 and 2008, HDFS and the Company remained in compliance with all of the existing covenants.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations consist of the operating and investing activities of MV. During the years ended December 31, 2010, 2009 and 2008, cash flows from discontinued operations were a net cash outflow of $72.3 million, $91.3 million and $179.4 million, respectively.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy;

(ii)	effectively execute the Company’s restructuring plans within expected costs and timing;

(iii)	successfully achieve with the Company’s labor unions flexible and cost-effective agreements to accomplish restructuring goals and long-term competitiveness;

(iv)	manage the risks that the Company’s independent dealers may have difficulty obtaining capital, and managing through unfavorable economic conditions and consumer demand;

(v)	manage supply chain issues;

(vi)	anticipate the level of consumer confidence in the economy;

(vii)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital;

(viii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio;

(ix)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead;

(x)	manage production capacity and production changes;

(xi)	provide products, services and experiences that are successful in the marketplace;

(xii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace;

(xiii)	sell all of its motorcycles and related products and services to its independent dealers;

(xiv)	continue to develop the capabilities of its distributor and dealer network;

(xv)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations;

(xvi)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices;

(xvii)	adjust to healthcare inflation and reform, pension reform and tax changes;

(xviii)	retain and attract talented employees;

(xix)	detect any issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation; and

(xx)	implement and manage enterprise-wide information technology solutions and secure data contained in those systems.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in “Risk Factors under Item 1A which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above. Many of these risk factors are impacted by the current turbulent capital, credit and retail markets and the Company’s ability to adjust to them.

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar and the Japanese yen. The Company utilizes foreign currency contracts to mitigate the effect of the Euro, the Australian dollar and the Japanese yen fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2010, the notional U.S. dollar value of outstanding Euro, Australian dollar and Japanese yen foreign currency contracts was $270.9 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $30.8 million as of December 31, 2010. Further disclosure relating to the fair value of derivative financial instruments is included in Note 9 of the Notes to Consolidated Financial Statements.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its debt and securitization transactions. HDFS also entered into derivative contracts to facilitate its first quarter 2008 securitization. These derivatives, which hedge assets held by a VIE, do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in current period earnings within other income. As of December 31, 2010, HDFS had interest rate swaps outstanding with a notional value of $173.2 million. HDFS estimates that a 10% decrease in interest rates would result in a $0.5 million decrease in the fair value of the agreements.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 10, 2011

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

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2010. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2010 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2010 fiscal year. The audited financial statements of the Company for the 2010 fiscal year were also reviewed and discussed with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed by AU Section 380 of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards, other professional standards and regulatory requirements currently in effect. The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Rule 3526 of the PCAOB, as currently in effect, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2010 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2010 fiscal year.

February 10, 2011

Audit Committee of the Board of Directors

Richard I. Beattie	Judson C. Green
N. Thomas Linebarger	George L. Miles, Jr.
James A. Norling, Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Harley-Davidson, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2010, the Company changed its method of accounting for variable interest entities, including qualifying special-purpose entities, to conform with Accounting Standards Codification Topic 810 and Accounting Standards Codification Topic 860.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 24, 2011

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009 and 2008

(In thousands, except per share amounts)

	2010	2009	2008
Revenue:
Motorcycles and related products	$4,176,627	$4,287,130	$5,578,414
Financial services	682,709	494,779	376,970

Total revenue	4,859,336	4,781,909	5,955,384

Costs and expenses:
Motorcycles and related products cost of goods sold	2,749,224	2,900,934	3,647,270
Financial services interest expense	272,484	283,634	136,763
Financial services provision for credit losses	93,118	169,206	39,555
Selling, administrative and engineering expense	1,020,371	979,384	1,060,154
Restructuring expense and asset impairment	163,508	224,278	12,475
Goodwill impairment	—	28,387	—

Total costs and expenses	4,298,705	4,585,823	4,896,217

Operating income	560,631	196,086	1,059,167
Investment income	5,442	4,254	11,296
Interest expense	90,357	21,680	4,542
Loss on debt extinguishment	85,247	—	—

Income before provision for income taxes	390,469	178,660	1,065,921
Provision for income taxes	130,800	108,019	381,686

Income from continuing operations	259,669	70,641	684,235
Loss from discontinued operations, net of tax	(113,124)	(125,757)	(29,517)

Net income (loss)	$146,545	$(55,116)	$654,718

Earnings per common share from continuing operations:
Basic	$1.11	$0.30	$2.92
Diluted	$1.11	$0.30	$2.92

Loss per common share from discontinued operations:
Basic	$(0.48)	$(0.54)	$(0.13)
Diluted	$(0.48)	$(0.54)	$(0.13)

Earnings (loss) per common share:
Basic	$0.63	$(0.24)	$2.80
Diluted	$0.62	$(0.24)	$2.79

Cash dividends per common share	$0.40	$0.40	$1.29

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands, except share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,021,933	$1,630,433
Marketable securities	140,118	39,685
Accounts receivable, net	262,382	269,371
Finance receivables held for investment, net	1,080,432	1,436,114
Restricted finance receivables held by variable interest entities, net	699,026	—
Inventories	326,446	323,029
Assets of discontinued operations	—	181,211
Restricted cash held by variable interest entities	288,887	—
Deferred income taxes	146,411	179,685
Other current assets	100,991	282,421

Total current assets	4,066,626	4,341,949

Finance receivables held for investment, net	1,553,781	3,621,048
Restricted finance receivables held by variable interest entities, net	2,684,330	—
Property, plant and equipment, net	815,112	906,906
Goodwill	29,590	31,400
Deferred income taxes	213,989	177,504
Other long-term assets	67,312	76,711

	$9,430,740	$9,155,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,346	$162,515
Accrued liabilities	556,671	514,084
Liabilities of discontinued operations	—	69,535
Short-term debt	480,472	189,999
Current portion of long-term debt	—	1,332,091
Current portion of long-term debt held by variable interest entities	751,293	—

Total current liabilities	2,013,782	2,268,224

Long-term debt	2,516,650	4,114,039
Long-term debt held by variable interest entities	2,003,941	—
Pension liability	282,085	245,332
Postretirement healthcare liability	254,762	264,472
Other long-term liabilities	152,654	155,333

Commitments and contingencies (Note 17)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 338,260,456 and 336,800,970 shares issued in 2010 and 2009, respectively	3,382	3,368
Additional paid-in-capital	908,055	871,100
Retained earnings	6,336,077	6,324,268
Accumulated other comprehensive loss	(366,222)	(417,898)

	6,881,292	6,780,838
Less:
Treasury stock (102,739,587 and 102,487,275 shares in 2010 and 2009, respectively), at cost	(4,674,426)	(4,672,720)

Total shareholders’ equity	2,206,866	2,108,118

	$9,430,740	$9,155,518

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Net cash provided by (used by) operating activities of continuing operations (Note 2)	$1,163,418	$609,010	$(608,029)
Cash flows from investing activities of continuing operations:
Capital expenditures	(170,845)	(116,748)	(228,959)
Originations of finance receivables	(2,252,532)	(1,378,226)	(608,621)
Collections on finance receivables	2,668,962	607,168	448,990
Collection of retained securitization interests	—	61,170	93,747
Purchases of marketable securities	(184,365)	(39,685)	—
Sales and redemptions of marketable securities	84,217	—	2,543
Other, net	—	2,834	(2,575)

Net cash provided by (used by) investing activities of continuing operations	145,437	(863,487)	(294,875)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium term notes	—	496,514	993,550
Repayment of medium term notes	(200,000)	—	(400,000)
Proceeds from issuance of senior unsecured notes	—	595,026	—
Repayment of senior unsecured notes	(380,757)	—	—
Proceeds from securitization debt	598,187	2,413,192	—
Repayments of securitization debt	(1,896,665)	(263,083)	—
Net increase (decrease) in credit facilities and unsecured commercial paper	30,575	(1,083,331)	761,065
Net change in asset-backed commercial paper	(845)	(513,168)	490,000
Net change in restricted cash	77,654	(167,667)	—
Dividends	(94,145)	(93,807)	(302,314)
Purchase of common stock for treasury	(1,706)	(1,920)	(250,410)
Excess tax benefits from share-based payments	3,767	170	320
Issuance of common stock under employee stock option plans	7,845	11	1,179

Net cash (used by) provided by financing activities of continuing operations	(1,856,090)	1,381,937	1,293,390

Effect of exchange rate changes on cash and cash equivalents of continuing operations	4,940	6,789	(20,352)

Net (decrease) increase in cash and cash equivalents of continuing operations	(542,295)	1,134,249	370,134

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,073)	(71,298)	(75,028)
Cash flows from investing activities of discontinued operations	—	(18,805)	(99,963)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	(1,208)	(4,439)

	(72,268)	(91,311)	(179,430)

Net (decrease) increase in cash and cash equivalents	$(614,563)	$1,042,938	$190,704

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$1,630,433	$568,894	$402,854
Cash and cash equivalents of discontinued operations – beginning of period	6,063	24,664	—
Net (decrease) increase in cash and cash equivalents	(614,563)	1,042,938	190,704
Less: Cash and cash equivalents of discontinued operations – end of period	—	(6,063)	(24,664)

Cash and cash equivalents – end of period	$1,021,933	$1,630,433	$568,894

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

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

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2010, 2009 and 2008

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2009	336,800,970	$3,368	$871,100	$6,324,268	$(417,898)	$(4,672,720)	$2,108,118

Comprehensive income:
Net income	—	—	—	146,545	—	—	146,545
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	9,449	—	9,449
Amortization of net prior service cost, net of taxes of ($544)	—	—	—	—	925	—	925
Amortization of actuarial loss, net of taxes of ($12,322)	—	—	—	—	20,944	—	20,944
Pension and post-retirement plan funded status adjustment, net of taxes of ($7,056)	—	—	—	—	18,431	—	18,431
Pension and post-retirement plan settlement and curtailment, net of taxes of ($911)	—	—	—	—	1,549	—	1,549
Change in net unrealized gains (losses):
Derivative financial instruments, net of tax benefit of $1,761	—	—	—	—	(2,972)	—	(2,972)
Marketable securities, net of tax benefit of $78	—	—	—	—	(133)	—	(133)

Comprehensive income							194,738
Adjustment for consolidation of QSPEs under ASC Topics 810 and 860	—	—	—	(40,591)	3,483	—	(37,108)
Dividends	—	—	—	(94,145)	—	—	(94,145)
Repurchase of common stock	—	—	—	—	—	(1,706)	(1,706)
Share-based compensation	—	—	26,961	—	—	—	26,961
Issuance of nonvested stock	823,594	8	(8)	—	—	—	—
Exercise of stock options	635,892	6	7,839	—	—	—	7,845
Tax benefit of stock options	—	—	2,163	—	—	—	2,163

Balance December 31, 2010	338,260,456	$3,382	$908,055	$6,336,077	$(366,222)	$(4,674,426)	$2,206,866

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC), Harley-Davidson Financial Services (HDFS) and Buell Motorcycle Company (Buell). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated.

All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period.

The Company operates in two principal business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services).

During 2008, the Company acquired Italian motorcycle manufacturer MV Agusta (MV). On October 15, 2009, the Company announced its intent to divest MV and completed the sale of MV on August 6, 2010. MV is presented as a discontinued operation for all periods.

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

Marketable Securities – The Company’s marketable securities consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Available-for-sale:
Corporate bonds	$50,231	$39,685
U.S. Treasuries	89,887	—

	$140,118	$39,685

The Company’s available-for-sale securities have maturities of less than one year and are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2010, the Company recognized gross unrealized losses of $0.2 million, or $0.1 million net of tax, to adjust amortized cost to fair value. As of December 31, 2009, fair value approximated carrying value and as such no adjustment was required.

Accounts Receivable – The Company’s motorcycles and related products are sold to independent dealers and distributors outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s Consolidated Balance Sheets. The allowance for doubtful accounts deducted from total accounts receivable was $10.4 million and $11.4 million as of December 31, 2010 and 2009, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS and the related receivables are included in finance receivables held for investment in the consolidated balance sheets.

Finance Receivables, Net – Finance receivables include both retail and wholesale finance receivables held for investment, net and restricted finance receivables held by VIEs, net. Finance receivables are recorded in the financial statements at historical cost net of an allowance for credit losses. The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level that is adequate to cover losses of principal inherent in the existing portfolio. Portions of the allowance for uncollectible accounts are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance covers estimated losses on finance receivables which are collectively reviewed for impairment. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.

The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. HDFS performs a periodic and systematic collective evaluation of the adequacy of the retail allowance. HDFS utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates. Retail finance receivables are not evaluated individually for impairment prior to charge-off and therefore are not reported as impaired loans.

The wholesale portfolio is primarily composed of large balance, non-homogeneous finance receivables. The Company’s wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. As described in Financial Services Revenue Recognition, the accrual of interest on such finance receivables is discontinued when the collection of the account becomes doubtful. While a finance receivable is considered impaired, all cash received is applied to principal or interest as appropriate.

Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.

Impaired finance receivables also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulty. Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize the economic loss the Company may modify certain impaired finance receivables in troubled debt restructurings. Total restructured finance receivables are not significant.

Repossessed inventory is recorded at the lower of cost or net realizable value and is reclassified from finance receivables to other current assets with any related loss recognized in the period during which the asset was transferred. Repossessed inventory was $26.5 million and $19.1 million at December 31, 2010 and 2009, respectively.

Finance Receivables Held for Sale – Prior to the second quarter of 2009, U.S. retail motorcycle finance receivables intended for securitization at origination were classified as finance receivables held for sale. These finance receivables held for sale in the aggregate were carried at the lower of cost or estimated fair value. Any amount by which cost exceeded fair value was accounted for as a valuation adjustment with an offset to other income. Cash flows related to finance receivables held for sale were included in cash flows from operating activities.

Off-Balance Sheet Finance Receivables Securitizations – Prior to 2009, HDFS sold U.S. retail motorcycle finance receivables through securitization transactions that qualified for accounting sale treatment under prior U.S. GAAP. Under the terms of securitization transactions, HDFS sold U.S. retail motorcycle finance receivables to a securitization trust utilizing the two-step process described below. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased U.S. retail motorcycle finance receivables. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase U.S. retail motorcycle finance receivables from HDFS.

Upon sale of the U.S. retail motorcycle finance receivables to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests was included with finance receivables held for investment in the consolidated balance sheets. The Company’s continuing involvement in the securitized U.S. retail motorcycle finance receivables was limited to its investment in retained securitization interests and servicing rights.

The interest in excess cash flows reflected the expected cash flows arising from U.S. retail motorcycle finance receivables sold to the securitization trust less expected servicing fees, credit losses and contracted payment obligations owed to securitization trust investors. Key assumptions in determining the present value of projected excess cash flows were prepayments, credit losses and discount rate. The fair value of the interest in excess cash flows was $77.4 million at December 31, 2009.

As part of the first quarter 2008 securitization transaction, HDFS retained $54.0 million of the subordinated securities issued by the securitization trust. These securities had a stated principal and fixed interest rate and were subordinated to the senior securities within the securitization trust. Fair value was determined using discounted cash flow methodologies. The fair value of the retained subordinated securities was $53.1 million as of December 31, 2009. Unrealized gains on the subordinated securities recorded in other comprehensive income were $0.05 million, or $0.03 million net of taxes, as of December 31, 2009.

Reserve account deposits represented interest-earning cash deposits which collateralized the trust securities. The funds were not available for use by HDFS until the reserve account balances exceeded thresholds specified in the securitization agreements. The fair value of the reserve account deposits was $114.8 million at December 31, 2009.

HDFS retained servicing rights on the U.S. retail motorcycle finance receivables that it had sold to the securitization trust and received a servicing fee. The servicing fee paid to HDFS was considered adequate compensation for the services provided and was included in financial services revenue as earned. HDFS earned $42.0 million and $55.1 million from contractually specified servicing fees, late fees, and ancillary fees during 2009 and 2008, respectively. These fees were recorded in financial services revenue.

Gains or losses on off-balance sheet term asset-backed securitizations of U.S. retail motorcycle finance receivables were recognized in the period in which the sale occurred. The amount of the gain or loss depended on the proceeds received and the original carrying amount of the transferred U.S. retail motorcycle finance receivables, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

The investment in retained securitization interests was measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by ASC Topic 320, “Investments – Debt and Equity Securities” (ASC Topic 320). As such, the investment in retained securitization interests was recorded at fair value and periodically reviewed for impairment. Market quotes of fair value are generally not available for retained interests; therefore, HDFS estimated fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflected the assumptions marketplace participants would use. If the fair value of the investment in retained securitization interests was less than the amortized cost, an unrealized loss existed which indicated that the investment was other-than-temporarily impaired.

HDFS utilized a two-step process to transfer U.S. retail motorcycle finance receivables to a securitization trust. U.S. retail motorcycle finance receivables were initially transferred to a special purpose, bankruptcy remote, wholly-owned subsidiary which in turn sold the U.S. retail motorcycle finance receivables to the securitization trust. The securitization trust was funded with cash obtained through the issuance of the term asset-backed securities. HDFS surrendered control of retail finance receivables sold to the securitization trust. Securitization transactions were structured such that: (1) transferred assets were isolated from HDFS by being put presumptively beyond the reach of HDFS and its creditors, even in bankruptcy or other receivership; (2) each holder of a beneficial interest in the securitization trust had the right to pledge or exchange their interest; and (3) HDFS did not maintain effective control over the transferred assets through either (a) an agreement that both entitled and obligated HDFS to repurchase or redeem the transferred assets before their maturity other than for breaches of certain representations, warranties and covenants relating to the transferred assets, or (b) the ability to unilaterally cause the holder to return specific assets, other than through a customary cleanup call.

Activities of the securitization trust were limited to acquiring U.S. retail motorcycle finance receivables, issuing term asset-backed securities, making payments on securities to investors and other activities permissible under prior U.S. GAAP. Securitization trusts had a limited life and generally terminated upon final distribution of amounts owed to the investors in the term asset-backed securities. Historically, the life of securitization trusts that purchased U.S. retail motorcycle finance receivables from HDFS approximated four years.

HDFS did not guarantee payments on the securities issued by the securitization trusts or the projected cash flows from the U.S. retail motorcycle finance receivables purchased from HDFS. The Company’s retained securitization interests, excluding servicing rights, were subordinate to the interests of securitization trust investors. Such investors had priority interests in the cash collections on the U.S. retail motorcycle finance receivables sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. Investors also did not have recourse to the assets of HDFS for failure of the obligors on the retail finance receivables to pay when due.

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts were considered qualifying special purpose entities (QSPEs). Accordingly, gain or loss on sale was recognized upon transfer of retail finance receivables to a QSPE and the assets and liabilities of the QSPEs were not consolidated in the financial statements of HDFS. See Note 7 for further discussion of HDFS’ securitization program.

As discussed later under New Accounting Standards, the Company was required to adopt new guidance regarding the consolidation of off-balance sheet QSPEs.

Asset-Backed Financing – HDFS participates in asset-backed financing through both term asset-backed securitization transactions and its asset-backed commercial paper conduit facility. In both types of asset-backed financing programs, HDFS transfers U.S. retail motorcycle finance receivables to a consolidated special purpose entity (SPE) while retaining the servicing rights. Each SPE then converts those assets into cash, through the issuance of debt. These SPEs are considered VIEs under U.S. GAAP. HDFS is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

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

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $153.4 million at December 31, 2010 and $141.9 million at December 31, 2009 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2010, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews. During 2009, the Company tested its goodwill balances for impairment; see Note 5 for additional discussion.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2010	2009	2008
Balance, beginning of period	$68,044	$64,543	$70,523
Warranties issued during the period	36,785	51,336	52,645
Settlements made during the period	(58,067)	(74,022)	(71,737)
Recalls and changes to pre-existing warranty liabilities	7,372	26,187	13,112

Balance, end of period	$54,134	$68,044	$64,543

The liability for safety recall campaigns was $3.2 million, $6.7 million and $4.6 million at December 31, 2010, 2009 and 2008, respectively.

Derivative Financial Instruments – The Company is exposed to certain risks such as foreign currency exchange rate risk, interest rate risk and commodity price risk. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. All derivative transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes.

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

Motorcycles and Related Products Revenue Recognition – Sales are recorded when products are shipped to wholesale customers (independent dealers and distributors) and ownership is transferred. The Company may offer sales incentive programs to both wholesale and retail customers designed to promote the sale of motorcycles and related products. The total costs of these programs are generally recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.

Financial Services Revenue Recognition – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued and uncollected interest is classified with finance receivables. Certain loan origination costs related to finance receivables, including payments made to dealers for certain retail loans, are deferred and amortized over the estimated life of the contract.

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2010 and 2009, all retail finance receivables are accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes doubtful and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full.

Insurance commissions and commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $13.7 million and $14.6 million as of December 31, 2010 and 2009, respectively.

Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of operations. Research and development expenses were $136.2 million, $143.1 million and $163.5 million for 2010, 2009 and 2008, respectively.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2010, 2009 and 2008, the Company incurred $75.8 million, $80.2 million and $89.2 million in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of operations. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2010, 2009 and 2008 was $30.4 million, $17.6 million and $24.5 million, respectively, or $19.2 million, $11.0 million and $15.3 million net of taxes, respectively.

Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

New Accounting Standards

Additional Finance Receivables and Allowance for Credit Losses Disclosures

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company was required to adopt a portion of ASU No. 2010-20 as of December 31, 2010 with the remainder as of January 1, 2011; please refer to Note 6 for further discussion.

Consolidation of Off-Balance Sheet Special Purpose Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amended the guidance within Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, former QSPEs as defined under prior U.S. GAAP had to be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic 860 requires enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets. In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized QSPEs as defined under prior U.S. GAAP which were not subject to consolidation in the Company’s financial statements.

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

Balance Sheet Information:

Inventories, net (in thousands):

	2010	2009
Components at the lower of FIFO cost or market
Raw materials and work in process	$100,082	$104,641
Motorcycle finished goods	158,425	168,002
Parts and accessories and general merchandise	101,975	84,823

Inventory at lower of FIFO cost or market	360,482	357,466
Excess of FIFO over LIFO cost	(34,036)	(34,437)

	$326,446	$323,029

Inventory obsolescence reserves deducted from FIFO cost were $34.2 million and $34.7 million as of December 31, 2010 and 2009, respectively.

Property, plant and equipment, at cost (in thousands):

	2010	2009
Land and related improvements	$59,613	$59,922
Buildings and related improvements	477,935	474,891
Machinery and equipment	2,068,842	2,311,779
Construction in progress	165,548	112,498

	2,771,938	2,959,090
Accumulated depreciation	(1,956,826)	(2,052,184)

	$815,112	$906,906

Accrued liabilities (in thousands):

	2010	2009
Payroll, performance incentives and related expenses	$199,408	$137,523
Restructuring reserves	35,234	67,711
Warranty and recalls	54,134	68,044
Sales incentive programs	35,762	62,206
Tax-related accruals	63,115	16,038
Fair value of derivative financial instruments	20,083	16,293
Other	148,935	146,269

	$556,671	$514,084

Components of accumulated other comprehensive loss, net of tax (in thousands):

	2010	2009
Cumulative foreign currency translation adjustment	$55,551	$46,102
Unrealized loss on investment in retained securitization interest	—	(3,483)
Unrealized net loss on derivative financial instruments	(11,912)	(8,940)
Unrealized net loss on marketable securities	(133)	—
Unrecognized pension and postretirement healthcare liabilities	(409,728)	(451,577)

	$(366,222)	$(417,898)

Cash Flow Information:

The reconciliation of net income (loss) to net cash provided by (used by) operating activities of continuing operations is as follows (in thousands):

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$146,545	$(55,116)	$654,718
Loss from discontinued operations	(113,124)	(125,757)	(29,517)

Income from continuing operations	259,669	70,641	684,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	255,171	246,344	220,755
Amortization of deferred loan origination costs	87,223	66,779	38,222
Amortization of financing origination fees	19,618	27,145	4,517
Provision for employee long-term benefits	79,630	80,387	76,426
Contributions to pension and postretirement plans	(39,391)	(233,224)	(19,517)
Stock compensation expense	30,431	17,576	24,473
Loss on off-balance sheet securitizations	—	—	5,370
Net change in wholesale finance receivables	81,527	332,167	99,373
Origination of retail finance receivables held for sale	—	(1,180,467)	(2,788,463)
Collections on retail finance receivables held for sale	—	919,201	507,106
Proceeds from securitization of retail finance receivables	—	—	467,722
Impairment of retained securitization interests	—	45,370	41,403
Lower of cost or fair market value adjustment on finance receivables held for sale	—	5,895	37,764
Provision for credit losses	93,118	169,206	39,555
Loss on debt extinguishment	85,247	—	—
Pension and postretirement healthcare plan curtailment and settlement expense	31,824	37,814	—
Goodwill and other impairments	—	46,411	—
Deferred income taxes	(17,591)	6,931	(46,729)
Foreign currency adjustments	(21,480)	(22,234)	2,892
Other, net	11,910	9,665	15,756
Changes in current assets and liabilities:
Accounts receivable, net	2,905	8,809	2,710
Finance receivables – accrued interest and other	10,083	(3,360)	(7,149)
Inventories	2,516	85,472	(42,263)
Accounts payable and accrued liabilities	215,013	(201,195)	45,998
Restructuring reserves	(32,477)	65,988	2,149
Derivative instruments	5,339	4,711	(11,962)
Other	3,133	2,978	(8,372)

Total adjustments	903,749	538,369	(1,292,264)

Net cash provided by (used by) operating activities of continuing operations	$1,163,418	$609,010	$(608,029)

Cash paid during the period for interest and income taxes (in thousands):

	2010	2009	2008
Interest	$346,855	$336,453	$128,006
Income taxes	$47,084	$123,232	$413,998

Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).

Non-cash investing activity during the period (in thousands):

	2010	2009	2008
Investment in retained securitization interests received in connection with securitizations during the year	$—	$—	$87,171

3.    Discontinued Operations

In August 2008, the Company purchased privately-held Italian motorcycle maker MV Agusta (MV). The Company acquired 100 percent of MV shares for total consideration of €68.3 million ($105.1 million), which included the satisfaction of existing bank debt for €47.5 million ($73.2 million).

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

The following table summarizes the net revenue, pre-tax loss, net loss and loss per common share from discontinued operations for the periods noted (in thousands except per share amounts):

	Twelve months ended		August 8, 2008 - December 31, 2008
	December 31, 2010	December 31, 2009
Revenue	$48,563	$56,729	$15,893
Loss before income taxes	$(131,034)	$(165,383)	$(31,944)
Net loss	$(113,124)	$(125,757)	$(29,517)
Loss per common share	$(0.48)	$(0.54)	$(0.13)

During 2010, the Company incurred a $131.0 million pre-tax loss from discontinued operations, or $113.1 million net of tax. Included in the 2010 operating loss were impairment charges of $111.8 million, or $90.2 million net of tax, which represented the excess of net book value of the held-for-sale assets over the fair value less selling costs. The impairment charges consisted of $32.3 million accounts receivable valuation allowance; $25.2 million inventory valuation allowance; $26.9 million fixed asset impairment; $15.8 million intangible asset impairment; $2.6 million other asset valuation allowance; and $9.0 million of currency translation adjustment. As a result of these impairment charges, the Company only incurred an immaterial loss on the date of sale, which is included in loss from discontinued operations, net of tax, during the year ended December 31, 2010.

During 2009, the Company recorded an impairment charge of $115.4 million which represented the excess of net book value of the held-for sale assets over the fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $85.5 million goodwill impairment, $19.8 million fixed asset impairment and $10.1 million intangible asset impairment.

The effective tax rate for discontinued operations during 2010, 2009 and 2008 was 13.7%, 24.0% and 7.3%, respectively. At December 31, 2010, the Company had a reserve of $43.5 million related to uncertain tax benefits associated with discontinued operations that was included within accrued liabilities. At December 31, 2009, the reserve related to uncertain tax benefits associated with discontinued operations amount was $26.0 million.

As of August 6, 2010, assets of discontinued operations that were sold consisted of $0.6 million of accounts receivable, net; $3.6 million of inventories; and $14.3 million of other assets. As of August 6, 2010, liabilities of discontinued operations that were sold consisted $41.7 million of accounts payable and accrued liabilities and $16.6 million of other liabilities.

4.    Restructuring Expense and Other Impairments

2010 Restructuring Plan

In September 2010, the Company’s unionized employees at its facilities in Milwaukee and Tomahawk, Wisconsin ratified three separate new seven-year labor agreements which take effect in April 2012 when the current contracts expire. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency. Once the new contracts are implemented, the production system in Wisconsin, like York, will include the addition of a flexible workforce component.

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

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $78 million in restructuring expenses (compared to previous expected total costs of approximately $85 million) related to the new contracts through 2012, of which approximately 35% are expected to be non-cash. During the year ended December 31, 2010, the Company recorded a $44.4 million restructuring charge related to the 2010 Restructuring Plan.

The following table summarizes the Company’s 2010 Restructuring Plan reserve recorded in accrued liabilities as of December 31, 2010 (in thousands):

Motorcycles & Related Products
Employee Severance and Termination Costs
Restructuring expense	$44,383
Utilized – cash	(7,557)
Utilized – noncash	(28,174)

Balance December 31, 2010	$8,652

For the year ended December 31, 2010, restructuring expense included $28.2 million of noncash curtailment losses related to the Company’s pension and postretirement healthcare plans that cover employees of the affected facilities in Milwaukee and Tomahawk, Wisconsin.

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring

Plan) in the Motorcycles and Financial Services segments which are expected to be completed by 2012. The 2009 Restructuring Plan was designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions include:

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

•

exiting the Buell product line. The Company ceased production of Buell motorcycles at the end of October 2009 and the sale of remaining Buell motorcycle inventory to independent dealers and/or distributors was substantially completed during 2010.

The 2009 Restructuring Plan includes a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. These reductions began in 2009 and are expected to be completed during 2011.

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $417 million to $432 million from 2009 to 2012 (compared to previous expected total costs of approximately $420 million to $450 million), of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $343.4 million of restructuring and impairment expense under the 2009 Restructuring Plan as of December 31, 2010, of which $119.1 million was incurred during the year ended December 31, 2010. Approximately 2,600 employees have left the Company under the 2009 Restructuring Plan as of December 31, 2010.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of December 31, 2010 (in thousands):

	Motorcycles & Related Products					Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Restructuring expense	$103,769	$26,905	$18,024	$72,278	$220,976	$1,679	$1,623	$3,302	$224,278
Utilized – cash	(29,885)	—	—	(40,856)	(70,741)	(1,460)	(1,197)	(2,657)	(73,398)
Utilized – noncash	(37,814)	(26,905)	(18,024)	—	(82,743)	—	(426)	(426)	(83,169)

Balance, December 31, 2009	$36,070	$—	$—	$31,422	$67,492	$219	$—	$219	$67,711
Restructuring expense	31,119	47,923	—	40,083	119,125	—	—	—	119,125
Utilized – cash	(44,394)	—	—	(61,514)	(105,908)	(44)	—	(44)	(105,952)
Utilized – noncash	1,023	(47,923)	—	(3,406)	(50,306)	(175)	—	(175)	(50,481)
Noncash reserve release	—	—	—	(3,821)	(3,821)	—	—	—	(3,821)

Balance, December 31, 2010	$23,818	$—	$—	$2,764	$26,582	$—	$—	$—	$26,582

During the fourth quarter of 2009, the Company determined that an evaluation of the carrying value of the Buell fixed assets was necessary in accordance with its announcement that it was exiting the Buell product line. As a result, the Company recorded a fixed asset impairment charge of $18.0 million in 2009.

Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the fourth quarter of 2010, the Company released $3.8 million of its 2009 Restructuring Plan reserve related to exiting the Buell product line as these costs are no longer expected to be incurred.

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

The following table summarizes the Company’s 2008 Restructuring Plan reserve activity during 2008 and 2009 (in thousands):

Employee Severance and Termination Costs
Restructuring expense	$7,594
Utilized – cash	(5,445)

Balance, December 31, 2008	$2,149
Utilized – cash	(2,149)

Balance, December 31, 2009	$—

5.    Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reporting segments for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Motorcycles	Financial Services	Total
December 31, 2008	$31,291	$28,840	$60,131
Impairment	—	(28,387)	(28,387)
Currency translation	609	—	609
Other	(500)	(453)	(953)

December 31, 2009	$31,400	$—	$31,400
Currency translation	(1,810)	—	(1,810)

December 31, 2010	$29,590	$—	$29,590

As a result of the Company’s lower retail sales volume projections and the decline in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS at that time had declined below its carrying value and as such the Company recorded an impairment charge of $28.4 million during 2009.

6.    Finance Receivables

Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2010	2009	2008	2007	2006
Wholesale
United States	$735,481	$787,891	$1,074,377	$1,132,748	$1,206,753
Europe	—	—	—	86,947	66,421
Canada	78,516	82,110	89,859	108,756	65,538

Total wholesale	813,997	870,001	1,164,236	1,328,451	1,338,712
Retail
United States	5,126,699	3,835,235	514,637	485,579	409,788
Canada	250,462	256,658	226,084	228,850	174,894

Total retail	5,377,161	4,091,893	740,721	714,429	584,682

	6,191,158	4,961,894	1,904,957	2,042,880	1,923,394
Allowance for credit losses	(173,589)	(150,082)	(40,068)	(30,295)	(27,283)

	6,017,569	4,811,812	1,864,889	2,012,585	1,896,111
Investment in retained securitization interests	—	245,350	330,674	407,742	384,106

	$6,017,569	$5,057,162	$2,195,563	$2,420,327	$2,280,217

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2010	2009	2008	2007	2006
Retail
United States	$—	$—	$2,443,965	$781,280	$547,106

HDFS offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Effective January 1, 2008, the finance receivables and related assets of the international wholesale operations located in Oxford, England were transferred at book value to Harley-Davidson Europe Ltd., a subsidiary of HDMC. Beginning in 2008, HDMC assumed responsibility for the collection of all wholesale receivables in Europe.

At December 31, 2010 and 2009, unused lines of credit extended to HDFS’ wholesale finance customers totaled $1.04 billion and $1.16 billion, respectively. Approved but unfunded retail finance loans totaled $96.5 million and $123.9 million at December 31, 2010 and 2009, respectively.

HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and installment loans. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2010 and 2009, approximately 11% of gross outstanding finance receivables were originated in Texas.

During the second quarter of 2009, the Company reclassified $3.14 billion of finance receivables held for sale at the lower of cost or fair value to finance receivables held for investment due to the Company’s intent to structure subsequent securitization transactions in a manner that did not qualify for accounting sale treatment under prior U.S. GAAP. As a result of the reclassification, the Company recorded a $72.7 million increase to the allowance for credit losses during the second quarter of 2009 in order to establish the initial reserve for the reclassified receivables. Included in finance receivables held for sale at December 31, 2008 is a lower of cost or market adjustment of $31.7 million. At December 31, 2010 and 2009, the Company’s Consolidated Balance Sheet included finance receivables of $3.38 billion and $2.81 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 8.

HDFS has cross-border outstandings in Canada which total $88.7 million, $77.1 million and $75.8 million as of December 31, 2010, 2009 and 2008, respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent Harley-Davidson dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2010, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2011	$1,700,390	$123,521	$1,823,911
2012	1,048,786	48,423	1,097,209
2013	1,187,411	53,901	1,241,312
2014	1,344,399	60,000	1,404,399
2015	425,494	43,133	468,627
Thereafter	155,700	—	155,700

Total	$5,862,180	$328,978	$6,191,158

As of December 31, 2010, all finance receivables due after one year were at fixed interest rates.

The allowance for finance credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for finance credit losses on finance receivables for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Balance, beginning of period	$150,082	$40,068	$30,295
Allowance related to newly consolidated finance receivables(a)	49,424	—	—
Provision for finance credit losses	93,118	169,206	39,555
Charge-offs, net of recoveries	(119,035)	(59,192)	(29,782)

Balance, end of period	$173,589	$150,082	$40,068

(a)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company established a $49.4 million allowance for finance credit losses related to the newly consolidated finance receivables as discussed in Note 1.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, at December 31, 2010 is as follows (in thousands):

	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$3,566	$3,566
Collectively evaluated for impairment	157,791	12,232	170,023

Total allowance for credit losses	$157,791	$15,798	$173,589

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$5,423	$5,423
Collectively evaluated for impairment	5,377,161	808,574	6,185,735

Total finance receivables	$5,377,161	$813,997	$6,191,158

Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have finance receivables specifically impaired. A specific allowance is established for wholesale finance receivables determined to be individually impaired in accordance with the applicable accounting standards when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreements. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. The following table only includes finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables” at December 31, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	5,423	5,358	3,566	5,577	—

Total impaired wholesale finance receivables	$5,423	$5,358	$3,566	$5,577	$—

Retail finance receivables accrue interest until either collected or charged-off. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. The recorded investment of non-accrual status wholesale finance receivables at December 31, 2010 was $5.4 million.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables, at December 31, 2010 is as follows (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,144,910	$147,564	$50,550	$34,137	$232,251	$5,377,161
Wholesale	809,058	2,178	934	1,827	4,939	813,997

Total	$5,953,968	$149,742	$51,484	$35,964	$237,190	$6,191,158

The recorded investment of retail and wholesale finance receivables, which excludes non-accrual status finance receivables and are contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2010	2009	2008	2007	2006
United States	$34,391	$24,629	$23,678	$6,205	$4,476
Canada	1,351	2,161	1,275	1,759	1,561
Europe	—	—	—	386	452

Total	$35,742	$26,790	$24,953	$8,350	$6,489

Included in the $35.7 million of finance receivables which are accruing interest and are contractually past due 90 days or more are $34.1 million of retail finance receivables and $1.6 million of wholesale finance receivables.

A significant part of managing HDFS’ finance receivable portfolios includes the assessment of credit risk associated with each borrower. As the credit risk varies between the retail and wholesale portfolios, HDFS utilizes different credit risk indicators for each portfolio.

HDFS manages retail credit risk through its credit approval policy and ongoing collection efforts. HDFS uses FICO scores to differentiate the expected default rates of retail credit applicants enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. Retail loans with a FICO score of 640 or above at origination are considered prime, and loans with a FICO score below 640 are considered sub-prime. These credit quality indicators are determined at the time of loan origination and are not updated subsequent to the loan origination date.

The recorded investment of retail finance receivables, by credit quality indicator, at December 31, 2010 were as follows (in thousands):

2010
Prime	$4,303,050
Sub-prime	1,074,111

Total	$5,377,161

HDFS’ credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. HDFS utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and capture credit risk factors for each borrower.

HDFS uses the following internal credit quality indicators, based on the Company’s internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon management’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The internal rating system considers factors such as the specific borrowers’ ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.

The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31, 2010 were as follows (in thousands):

2010
Doubtful	$23,570
Substandard	7,139
Special Mention	18,330
Medium	16,766
Low	748,192

Total	$813,997

7.    Off-Balance Sheet Finance Receivable Securitization Transactions

The following disclosures apply to the Company’s term asset-backed securitization activities prior to 2009, when pre-2009 term asset-backed securitization transactions utilized off-balance sheet QSPEs that qualified for accounting sale treatment under prior U.S. GAAP. As discussed in Note 1, the Company adopted new accounting guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010 that ultimately required the Company to consolidate these formerly off-balance sheet QSPEs.

During 2008 the Company sold $540.0 million of retail motorcycle finance receivables through securitization transactions utilizing QSPEs (see Note 1). This sale resulted in cash proceeds of $467.7 million during 2008. There were no off-balance sheet securitization transactions during 2009. The Company retained an interest in excess cash flows, subordinated securities and cash reserve account deposits, collectively referred to as investment in retained securitization interests (a component of finance receivables held for investment in the Company’s Consolidated Balance Sheets). The Company retained servicing rights and received annual servicing fees approximating 1% of the outstanding securitized retail motorcycle finance receivables. HDFS serviced $1.89 billion of securitized retail motorcycle finance receivables as of December 31, 2009. The total investment in retained securitization interests received in connection with securitizations during the year for the last three years is disclosed under non-cash investing activities in Note 2. In conjunction with sales prior to 2009, HDFS had investments in retained securitization interests of $245.4 million at December 31, 2009.

The Company’s investment in retained securitization interests, excluding servicing rights, was subordinate to the interests of securitization trust investors. Such investors had priority interests in the cash collections on the retail motorcycle finance receivables sold to the securitization trust (after payment of servicing fees) and in the cash reserve account deposits. Investors did not have recourse to the assets of HDFS for failure of the obligors on the retail motorcycle finance receivables to pay when due. The investment in retained securitization interests was recorded at fair value. Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain or loss on current year securitizations were credit losses, prepayments and discount rate.

On March 30, 2009, the Company adopted new guidance codified within ASC Topic 320. In accordance with this guidance, if management has no intent to sell the other-than-temporarily impaired investment and it is more likely than not that it will not be required to sell, only the credit loss component of the impairment is recognized in earnings, while the rest of the impairment is recognized as an unrealized loss in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining life of the investment as projected using assumptions for credit losses, prepayments and discounts rates as discussed below. Upon adoption the Company recorded an increase to the opening balance of retained earnings of $22.5 million ($14.4 million, net of tax) and a decrease to accumulated other comprehensive income of $22.5 million ($14.4 million, net of tax) to reclassify the non-credit component of $52.2 million of previously recognized impairments on its investment in retained securitization interests. The credit component of previously recognized impairments on its investment in retained securitization interests was $29.7 million. The fair value of the investment in retained securitization interests did not change.

During the nine months from the date of adoption to December 31, 2009, the Company recorded other-than-temporary impairments related to its investment in retained securitization interests. The impairments were due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds on certain securitization portfolios. As prescribed by the new guidance within ASC Topic 320, the Company recognized the credit component of the other-than-temporary impairment in earnings and the non-credit component in other comprehensive income as the Company did not intend to sell the investment and it is more likely than not that the Company would not be required to sell it prior to recovery of its cost basis. The components of the impairment were as follows (in thousands):

Nine months ended December 31, 2009
Total other-than-temporary impairment losses	$22,240
Portion of loss reclassified from other comprehensive income	6,000

Net impairment losses recognized in earnings	$28,240

The following activity only applied to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment was recognized in earnings and a component was recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests held as of December 31, 2009 was as follows (in thousands):

Nine months ended December 31, 2009
Balance, beginning of period	$29,686
Credit component recognized in earnings during the period	28,240
Reductions due to sale/repurchase(a)	(954)

Balance, end of period	$56,972

(a) The Company exercised its 10% clean up call repurchase option for certain securitization trusts.

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

The unrealized loss position was primarily due to a difference between the discount rate used to calculate fair value at December 31, 2009 and the initial rate used to value the retained securitization interests at their inception. The discount rate used at December 31, 2009 to calculate fair value was 15%. A discount rate of 12% was used to calculate the portion of unrealized gain/loss on the securitization and the initial value of the investment in retained securitization interests. None of the investments in retained securitization interests were in a continuous loss position for more than twelve months.

The investment in retained securitization interests had no stated contractual maturity date. Historically, the investment in retained securitization interests had a life of approximately four years.

As of December 31, 2009, the following weighted-average key assumptions were used to value the investment in retained securitization interests:

2009
Prepayment speed (Single Monthly Mortality)	1.71%
Weighted-average life (in years)	2.07
Expected cumulative net credit losses	5.70%
Residual cash flows discount rate	14.79%

Expected cumulative net credit losses were a key assumption in the valuation of the investment in retained securitization interests. As of December 31, 2009 and 2008, respectively, weighted-average expected net credit losses for all active securitizations were 5.70% and 4.63%. The table below summarizes, as of December 31, 2009 and 2008, respectively, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected weighted-average cumulative net credit losses (%) as of:	2008	2007	2006
December 31, 2009	5.75%	6.12%	5.32%
December 31, 2008	4.50%	4.66%	4.78%

The sensitivity of the fair value to immediate 10% and 20% adverse changes in the weighted-average key assumptions for the investment in retained securitization interests at December 31, 2009 was as follows (dollars in thousands):

2009
Carrying amount/fair value of retained interests	$245,350
Weighted-average life (in years)	2.07

Prepayment speed assumption (monthly rate)	1.71%
Impact on fair value of 10% adverse change	$(2,400)
Impact on fair value of 20% adverse change	$(4,600)

Expected cumulative net credit losses	5.70%
Impact on fair value of 10% adverse change	$(36,400)
Impact on fair value of 20% adverse change	$(72,200)

Residual cash flows discount rate (annual)	14.79%
Impact on fair value of 10% adverse change	$(4,500)
Impact on fair value of 20% adverse change	$(9,000)

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

The following table provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the years ended December 31, 2009 (in thousands):

2009
Proceeds from new securitizations	$—
Servicing fees received	$26,693
Other cash flows received on retained interests	$69,418
10% clean-up call repurchase option	$(161,390)

Prior to the adoption of the new accounting guidance discussed in Note 1, managed retail motorcycle finance receivables consisted of all retail motorcycle finance receivables serviced by HDFS including those held by off-balance sheet securitization trusts and those held by HDFS. As of December 31, 2009, managed retail motorcycle finance receivables totaled $5.59 billion, of which $1.89 billion were securitized in off-balance sheet term asset-backed securitization transactions. The principal amount of managed retail motorcycle finance receivables 30 days or more past due was $324.1 million at December 31, 2009. The principal amount of securitized retail motorcycle finance receivables 30 days or more past due was $183.7 million at December 31, 2009. Managed finance receivables 30 days or more past due exclude finance receivables reclassified as repossessed inventory. Credit losses, net of recoveries, of the managed retail motorcycle finance receivables were $167.4 million and $138.7 million during 2009 and 2008, respectively. Securitized retail motorcycle finance receivables credit losses, net of recoveries, were $94.6 million and $107.9 million during 2009 and 2008, respectively.

8.    Asset-Backed Financing

Term Asset-Backed Securitization VIEs

The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the transferred U.S. retail motorcycle finance receivables.

In 2010 and 2009, HDFS transferred $670.8 million and $3.08 billion, respectively, of U.S. retail motorcycle finance receivables to five separate SPEs. The SPEs in turn issued the following secured notes with the related maturity dates and interest rates (dollars in thousands):

Issue Date	Principal Amount	Weighted-Average Rate at Date of Issuance	Maturity Dates
November 2010	$600,000	1.05%	December 2011 - April 2018
December 2009	$562,499	1.55%	December 2010 - June 2017
October 2009	$700,000	1.16%	October 2010 - April 2017
July 2009	$700,000	2.11%	July 2010 - February 2017
May 2009	$500,000	2.77%	May 2010 - January 2017

As discussed in Note 1, the Company adopted new accounting guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010 that ultimately required the Company to consolidate its formerly off-balance sheet QSPEs discussed in Note 7. As a result, the following secured notes, which were issued by the former QSPEs, are included in the Company’s consolidated balance sheet at December 31, 2010 (in thousands):

Issue Date	Principal Amount	Weighted-Average Rate at Date of Issuance	Maturity Dates
February 2008	$486,000	3.94%	February 2009 - December 2013
August 2007	$782,000	5.50%	September 2008 - May 2015
May 2007	$950,000	5.20%	May 2008 - August 2015
January 2007	$800,000	5.27%	February 2008 - April 2015
August 2006	$800,000	5.31%	September 2007 - November 2014
May 2006	$800,000	5.37%	October 2010 - August 2014
February 2006	$730,000	5.06%	June 2010 - November 2013

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

At December 31, 2010, the assets of the consolidated term asset-backed securitization SPEs totaled $3.65 billion and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by VIEs in the Company’s Consolidated Balance Sheet. The SPEs held U.S. retail motorcycle finance receivables of $3.36 billion restricted as collateral for the payment of $2.76 billion of obligations under the secured notes at December 31, 2010. The SPEs also held $287.3 million of cash restricted for payment on the secured notes at December 31, 2010.

At December 31, 2009, the assets of the consolidated term asset-backed securitization SPEs totaled $2.93 billion and were primarily included in finance receivables held for investment and other current assets in the Company’s Consolidated Balance Sheet. The SPEs held U.S. retail motorcycle finance receivables of $2.75 billion restricted as collateral for the payment of $2.16 billion of obligations under the secured notes at December 31, 2009. The SPEs also held $164.1 million of cash restricted for payment on the outstanding debt at December 31, 2009.

For the year ended December 31, 2010 and 2009, the SPEs recorded interest expense on the secured notes of $106.3 million and $17.3 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding term asset-backed securitization transactions was 3.11% and 1.90% at December 31, 2010 and 2009, respectively.

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

On September 10, 2010, the Company amended and restated its April 2009 third-party bank sponsored asset-backed commercial paper conduit facility to provide for a total aggregate commitment of up to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 9, 2011.

At December 31, 2010, HDFS had no borrowings outstanding under the conduit facility. The SPE held $28.0 million of finance receivables and $1.6 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million. The assets of the SPE totaled $30.6 million at December 31, 2010, and were primarily included in restricted finance receivables held by VIEs, net and restricted cash held by VIEs in the Company’s Consolidated Balance Sheet.

At December 31, 2009, HDFS had no borrowings outstanding under the conduit facility. The SPE held $55.2 million of finance receivables and $3.6 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the then total aggregate commitment of $1.20 billion. The assets of the SPE totaled $73.0 million at December 31, 2009, and were primarily included in finance receivables and other current assets in the Company’s Consolidated Balance Sheet.

For the year ended December 31, 2010, the SPE recorded interest expense of $9.3 million related to the unused portion of the total aggregate commitment of $600.0 million. For the year ended December 31, 2009, the SPE recorded interest expense of $41.1 million related to both the outstanding borrowings and the unused portion of the total aggregate commitment of $1.20 billion. Interest expense on the conduit facility is included in financial services interest expense. There was no weighted average interest rate at December 31, 2010 as HDFS had no outstanding borrowings under the conduit facility. The weighted average interest rate of the outstanding asset-backed commercial paper conduit facility, which includes the impact of the interest rate swap agreements, was 8.33% at December 31, 2009.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,021,933	$1,021,933	$1,630,433	$1,630,433
Marketable securities	$140,118	$140,118	$39,685	$39,685
Accounts receivable, net	$262,382	$262,382	$269,371	$269,371
Derivatives	$37	$37	$13,678	$13,678
Finance receivables, net	$6,120,682	$6,017,569	$4,802,322	$4,811,812
Investment in retained securitization interests	$—	$—	$245,350	$245,350
Restricted cash held by variable interest entities	$288,887	$288,887	$167,667	$167,667

Liabilities:
Accounts payable and accrued liabilities	$761,934	$761,934	$660,306	$660,306
Derivatives	$20,083	$20,083	$16,293	$16,293
Unsecured commercial paper	$582,572	$582,572	$325,099	$325,099
Credit facilities	$213,772	$213,772	$448,049	$448,049
Medium-term notes	$2,018,429	$1,897,778	$2,152,612	$2,103,396
Senior unsecured notes	$395,384	$303,000	$816,998	$600,000
Term asset-backed securitization debt	$2,805,954	$2,755,234	$2,166,056	$2,159,585

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

The investment in retained securitization interests, which was a component of finance receivables held for investment in the Consolidated Balance Sheets, was recorded in the financial statements at fair value and was estimated based on the present value of future expected cash flows using management’s best estimates of the key assumptions.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under credit facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of unsecured commercial paper approximates fair value due to its short maturity.

The fair values of the medium-term notes maturing in December 2012, December 2014 and June 2018 are estimated based upon rates currently available for debt with similar terms and remaining maturities. The medium-term notes that matured in December 2010 were carried at fair value and included a fair value adjustment due to the interest rate swap agreement, designated as a fair value hedge, which effectively converted a portion of the note from a fixed to a floating rate.

The fair value of the senior unsecured notes is estimated based upon rates currently available for debt with similar terms and remaining maturities.

The fair value of the debt related to term asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$763,885	$763,885	$—	$—
Marketable securities	140,118	89,887	50,231	—
Derivatives	37	—	37	—

	$904,040	$853,772	$50,268	$—

Liabilities:
Derivatives	$20,083	$—	$20,083	$—

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,298,254	$1,298,254	$—	$—
Marketable securities	39,685	—	39,685	—
Derivatives	13,678	—	13,678	—
Investment in retained securitization interests	245,350	—	—	245,350

	$1,596,967	$1,298,254	$53,363	$245,350

Liabilities:
Derivatives	$16,293	$—	$16,293	$—

The investment in retained securitization interests was valued using discounted cash flow methodologies incorporating assumptions that, in management’s judgment, reflect assumptions marketplace participants would use at December 31, 2009. The following table presents additional information about the investment in retained securitization interests which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2009
Balance, beginning of period	$330,674
Net realized losses included in financial services income(a)	(13,683)
Unrealized gains included in other comprehensive income(b)	21,219
Sales, repurchases and settlements, net	(92,860)

Balance, end of period	$245,350

(a)	As discussed in Note 7, net realized losses includes an other-than-temporary impairment charge of $45.4 million for the year ended December 31, 2009.
(b)	For the year ended December 31, 2009, $6.0 million of net unrealized losses were reclassified out of accumulated other comprehensive income into financial services income.

As discussed in Note 1, upon adoption of the new guidance within ASC Topic 810 and ASC Topic 860, the Company derecognized its investment in retained securitization interests on January 1, 2010. The carrying value of the investment in retained securitization interests that was derecognized on that date was $245.4 million.

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar and the Japanese yen. The Company utilizes foreign currency contracts to mitigate the effect of these currencies’ fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.

The Company utilizes natural gas contracts to hedge portions of the cost of natural gas consumed in the Company’s motorcycle production operations.

The Company’s foreign currency contracts and natural gas contracts generally have maturities of less than one year.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. In addition, HDFS utilized interest rate swaps with its medium-term notes which matured in December 2010; however, the impact was to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, do not qualify for hedge accounting treatment. During 2010, the derivative contracts related to the third quarter 2007 term asset-backed securitization expired. Additionally, to facilitate asset-backed commercial paper conduit facility agreements that the Company entered into April 2009, HDFS entered into derivative contracts which did not qualify for hedge accounting treatment. These derivative contracts were terminated in 2010.

The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	December 31, 2010			December 31, 2009
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$270,931	$—	$12,369	$144,805	$—	$6,599
Natural gas contracts(c)	1,704	—	246	3,312	51	—
Interest rate swaps – unsecured commercial paper(c)	135,100	—	7,431	177,800	—	9,694
Interest rate swaps – medium-term notes(d)	—	—	—	150,000	6,072	—

Total	$407,735	$—	$20,046	$475,917	$6,123	$16,293

	December 31, 2010			December 31, 2009
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Derivatives – securitization transactions	$38,113	$37	$37	$254,904	$352	$—
Derivatives – conduit facility	—	—	—	575,164	7,203	—

	$38,113	$37	$37	$830,068	$7,555	$—

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge
(d)	Derivative designated as a fair value hedge

The following tables summarize the amount of gains and losses for the years ended December 31, 2010 and 2009 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
Cash Flow Hedges	2010	2009
Foreign currency contracts	$(6,896)	$(4,402)
Natural gas contracts	(1,164)	(1,329)
Interest rate swaps – unsecured commercial paper	(4,318)	(1,299)
Interest rate swaps – conduit facility	—	(1,447)

Total	$(12,378)	$(8,477)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
Cash Flow Hedges	2010	2009	Expected to be Reclassified Over the Next Twelve Months
Foreign currency contracts(a)	$(312)	$13,520	$(11,271)
Natural gas contracts(a)	(867)	(2,713)	(246)
Interest rate swaps – unsecured commercial paper(b)	(6,466)	(8,817)	(4,992)
Interest rate swaps – conduit facility(b)	—	(6,452)	—

Total	$(7,645)	$(4,462)	$(16,509)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the years ended December 31, 2010 and 2009, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses for the years ended December 31, 2010 and 2009 related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Loss Recognized in Income on Derivative
Fair Value Hedges	2010	2009
Interest rate swaps – medium-term notes(a)	$(6,072)	$(3,626)

	Amount of Gain Recognized in Income on Hedged Debt
Fair Value Hedges	2010	2009
Interest rate swaps – medium-term notes(a)	$6,072	$3,626

(a)	Gain/(loss) recognized in income is included in financial services interest expense.

The following table summarizes the amount of gains and losses for the years ended December 31, 2010 and 2009 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2010	2009
Derivatives – securitization transactions(a)	$(8)	$1,177
Derivatives – conduit facility(a)	(6,343)	(2,101)

	$(6,351)	$(924)

(a)	Gain/(loss) recognized in income is included in financial services revenue.

12.    Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income for the years ended December 31 (in thousands):

	2010		2009		2008
Net income (loss)		$146,545		$(55,116)		$654,718
Other comprehensive income, net of tax:
Foreign currency translation adjustment		9,449		30,932		(44,012)
Investment in retained securitization interest:
Unrealized net gains (losses) arising during the period	—		9,760		(18,838)
Less: net losses reclassified into net income	—	—	(3,840)	13,600	—	(18,838)

Derivative financial instruments:
Unrealized net losses arising during period	(7,852)		(4,242)		(6,060)
Less: net losses reclassified into net income	(4,880)	(2,972)	(3,003)	(1,239)	(17,616)	11,556

Marketable securities
Unrealized losses on marketable securities	(133)		—		—
Less: net losses reclassified into net income	—	(133)	—	—	(76)	76

Pension and postretirement healthcare plans:
Amortization of net prior service cost	925		2,679		3,116
Amortization of actuarial loss	20,944		11,761		7,376
Pension and postretirement healthcare funded status adjustment	18,431		37,504		(347,165)
Less: actuarial loss reclassified into net income due to settlement	(2,942)		(884)		—
Less: net prior service credit (cost) reclassified into net income due to curtailment	1,393	41,849	(22,920)	75,748	—	(336,673)

Comprehensive income		$194,738		$63,925		$266,827

13.    Debt

Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2010	2009
Unsecured commercial paper	$480,472	$189,999

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2010	2009
Unsecured commercial paper	$102,100	$135,100
Bank borrowings
Credit facilities	213,772	448,049
Secured debt
Term asset-backed securitization debt	2,755,234	2,159,585
Unsecured notes
5.00% Medium-term notes due in 2010 ($200.0 million par value)	—	206,065
5.25% Medium-term notes due in 2012 ($400.0 million par value)	399,825	399,734
5.75% Medium-term notes due in 2014 ($500.0 million par value)	499,383	499,222
6.80% Medium-term notes due in 2018 ($1,000.0 million par value)	998,570	998,375
15.00% senior unsecured notes due in 2014 ($600.0 million par value)	303,000	600,000

Gross long-term debt	5,271,884	5,446,130
Less: current portion of long-term debt	(751,293)	(1,332,091)

Long-term debt	$4,520,591	$4,114,039

At the end of 2009, the Company had $205.0 million of credit facilities debt related to the MV acquisition and subsequent working capital advances. In conjunction with the sale of MV, the Company repaid all outstanding credit facility debt associated with MV.

The Company has classified $315.9 million and $378.2 million related to its unsecured commercial paper and its Global Credit Facilities as long-term debt as of December 31, 2010 and 2009, respectively. This amount has been excluded from current liabilities because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 1.38% and 2.87% at December 31, 2010 and 2009, respectively. The December 31, 2010 and 2009 weighted-average interest rates include the impact of interest rate swap agreements.

On April 29, 2010, the Company and HDFS entered into a 2010 $675.0 million 364-day credit facility (2010 364-Day Credit Facility) to refinance and replace a $625.0 million 364-day credit facility, which matured in April 2010. The 2010 364-Day Credit Facility matures in April 2011. In connection with the 2010 364-Day Credit Facility, the Company and HDFS also entered into a new $675.0 million three-year credit facility agreement to refinance and replace a $950.0 million three-year credit facility agreement, which was set to mature in July 2011. The new three-year credit facility matures in April 2013. The 2010 364-Day Credit Facility and the new three-year credit facility agreement (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program. HDFS may issue unsecured commercial paper in the aggregate equal to the unused portion of the Global Credit Facilities.

As discussed in Note 8, on September 10, 2010, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At December 31, 2010 and 2009, HDFS had no outstanding borrowings under the conduit facility.

As discussed in Note 8, during 2010, the Company issued $600.0 million of secured notes through one term asset-backed securitization transaction. During 2009, $2.46 billion of secured notes were issued through four separate term asset-backed securitization transactions. The SPEs in turn issued $600.0 million and $2.46 billion of secured notes in 2010 and 2009, respectively, with various maturities and interest rates to investors in term asset-backed sheet securitization transactions. The term-asset backed securitization transactions are further discussed in Note 8. As discussed in Note 1, the Company consolidated formerly off-balance sheet term asset-backed securitization trusts.

HDFS’ medium-term notes (collectively the Notes) provide for semi-annual interest payments and principal due at maturity. During December 2010, the $200.0 million medium-term note matured and the principal and accrued interest was paid in full. As a result, the Notes no longer include a fair value adjustment as the interest rate swaps related to the $200.0 million medium-term note only. At December 31, 2009, the Notes included a fair value adjustment increasing the balance by $6.1 million due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements was to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which is based on 3-month LIBOR. Unamortized discounts on the Notes reduced the balance by $2.2 million and $2.7 million at December 31, 2010 and 2009, respectively.

During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. As a result of the transaction, the Company incurred a loss on debt extinguishment of $85.2 million which also includes $1.4 million of capitalized debt issuance costs that were written-off. The Company used cash on hand for the repurchase and the repurchased notes were cancelled.

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest. As of December 31, 2010 and 2009, HDFS had no borrowings owed to the Company under the revolving credit agreement.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company must maintain a minimum interest coverage ratio of 2.25 to 1.0 for the fiscal quarter ended December 31, 2010 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the Company’s senior unsecured notes.

At December 31, 2010 and 2009, HDFS and the Company remained in compliance with all of these covenants.

14.    Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$138,221	$94,984	$376,796
State	6,919	5,201	21,174
Foreign	4,486	1,395	29,044

	149,626	101,580	427,014
Deferred:
Federal	(18,428)	(10,665)	(36,368)
State	(1,361)	22,690	(2,225)
Foreign	963	(5,586)	(6,735)

	(18,826)	6,439	(45,328)

Total	$130,800	$108,019	$381,686

The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Domestic	$377,416	$185,435	$992,796
Foreign	13,053	(6,775)	73,125

	$390,469	$178,660	$1,065,921

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2010	2009	2008
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	2.7	1.5
Domestic manufacturing deduction	(3.2)	—	(1.0)
Research and development credit	(1.0)	(1.7)	(0.5)
Unrecognized tax benefits including interest and penalties	(0.2)	2.3	1.1
Valuation allowance adjustments	0.7	12.4	—
Goodwill impairment	—	5.6	—
Medicare Part D	3.4	—	—
Tax audit settlements	(0.4)	3.6	—
Investments in low-income housing partnerships	0.6	2.6	—
Adjustments for previously accrued taxes	(2.8)	0.5	—
Other	0.4	(2.5)	(0.3)

Provision for income taxes	33.5%	60.5%	35.8%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2010	2009
Deferred tax assets:
Accruals not yet tax deductible	$106,601	$125,393
Pension and postretirement benefit plan obligations	201,206	202,332
Stock compensation	29,156	24,103
Net operating loss carryforward	27,048	22,170
Valuation allowance	(27,048)	(22,170)
Other, net	58,278	81,464

	395,241	433,292
Deferred tax liabilities:
Depreciation, tax in excess of book	(34,841)	(70,018)
Other, net	—	(6,085)

	(34,841)	(76,103)

Total	$360,400	$357,189

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

At December 31, 2010, the Company had approximately $431.7 million state net operating loss carry-forwards expiring between 2013 and 2024. At December 31, 2010 the Company also had Wisconsin research and development credit carryforwards of $3.6 million expiring in 2025. The Company had a deferred tax asset of $24.5 million as of December 31, 2010 for the benefit of these losses and credits. A valuation allowance of $24.5 million has been established against the deferred tax asset due to a change in Wisconsin state law in the early part of 2009.

At December 31, 2010, the Company had $6.9 million federal capital loss carry forwards expiring between 2011 and 2013. The Company had a deferred tax asset of $2.5 million as of December 31, 2010 for the benefit of these losses. A valuation allowance of $2.5 million has been established against the deferred tax asset for these losses.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2010	2009
Unrecognized tax benefits, beginning of period	$77,846	$79,027
Increase in unrecognized tax benefits for tax positions taken in a prior period	5,927	2,050
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(10,223)	(2,715)
Increase in unrecognized tax benefits for tax positions taken in the current period	4,448	2,079
Statute lapses	(647)	—
Settlements with taxing authorities	(7,546)	(2,595)

Unrecognized tax benefits, end of period	$69,805	$77,846

The amount of unrecognized tax benefits as of December 31, 2010 that, if recognized, would affect the effective tax rate was $68.2 million.

The total gross amount of income related to interest and penalties associated with unrecognized tax benefits recognized during 2010 in the Company’s Consolidated Statements of Operations was $0.7 million due to favorable settlements and statute lapses.

The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2010 in the Company’s Consolidated Balance Sheets was $26.2 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ended December 31, 2011. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 1998 or for United States federal income taxes before 2005.

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

Obligations and Funded Status:

The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2010 and 2009 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of period	$1,284,722	$1,178,283	$377,283	$372,631
Service cost	42,889	47,308	9,957	11,390
Interest cost	77,996	74,578	20,774	22,449
Plan amendments	1,855	620	(22,282)	(9,559)
Actuarial losses (gains)	46,035	12,774	(231)	(7,279)
Plan participant contributions	3,840	5,593	1,431	991
Benefits paid, net of Medicare Part D subsidy	(81,188)	(52,224)	(23,729)	(18,341)
Net curtailments and settlements	14,225	17,790	15,138	5,001

Benefit obligation, end of period	1,390,374	1,284,722	378,341	377,283

Change in plan assets:
Fair value of plan assets, beginning of period	1,026,124	690,558	109,143	96,606
Actual return on plan assets	136,711	159,153	15,151	21,166
Company contributions	20,000	223,044	19,957	10,180
Plan participant contributions	3,840	5,593	1,431	991
Benefits paid	(81,188)	(52,224)	(24,618)	(19,800)

Fair value of plan assets, end of period	1,105,487	1,026,124	121,064	109,143

Funded status of the plans, December 31	$(284,887)	$(258,598)	$(257,277)	$(268,140)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other current liabilities)	$(2,802)	$(13,266)	$(2,515)	$(3,668)
Accrued benefit liability (other long-term liabilities)	(282,085)	(245,332)	(254,762)	(264,472)

Net amount recognized	$(284,887)	$(258,598)	$(257,277)	$(268,140)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$42,889	$47,308	$51,363	$9,957	$11,390	$13,078
Interest cost	77,996	74,578	68,592	20,774	22,449	21,640
Expected return on plan assets	(97,376)	(86,225)	(88,061)	(9,781)	(11,175)	(11,232)
Amortization of unrecognized:
Prior service cost (credit)	4,383	5,553	6,158	(2,914)	(1,299)	(1,123)
Net loss	23,872	12,755	6,414	9,394	5,924	5,501
Net curtailment loss	15,508	29,390	—	11,643	7,014	—
Settlement loss	4,673	1,411	—	—	—	—
Special retiree benefits	—	—	—	—	—	4,881

Net periodic benefit cost	$71,945	$84,770	$44,466	$39,073	$34,303	$32,745

As discussed in Note 4, the Company recorded restructuring expense of $163.5 million during 2010. The restructuring actions resulted in a pension and postretirement healthcare plan net curtailment loss of $27.1 million, which is included in the $163.5 million restructuring expense. The net curtailment loss of $27.1 million consists of a $28.2 million curtailment loss related to the 2010 Restructuring Plan and a $1.1 million curtailment gain related to the 2009 Restructuring Plan. During 2009, the Company recorded a curtailment charge of $36.4 million on its pension and post-retirement healthcare plans in connection with the 2009 Restructuring Plan.

During 2010, the Company incurred a $4.7 million settlement loss on its SERPA plans compared to a $1.4 million settlement loss on its SERPA plans during 2009. The settlement losses were the result of benefit payments made to former executives who departed the Company during 2009 and 2010.

As discussed in Note 4, the Company recorded a restructuring reserve of $4.8 million in 2008 related to postretirement healthcare benefits which is included as special retiree benefits in the table above.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2010 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$7,229	$(20,789)	$(13,560)
Net actuarial loss	339,251	84,037	423,288

	$346,480	$63,248	$409,728

Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2011 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$1,877	$(2,442)	$(565)
Net actuarial loss	19,050	4,528	23,578

	$20,927	$2,086	$23,013

Assumptions:

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost as of December 31, 2010, December 31, 2009 and December 31, 2008 are as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2010	2009	2008	2010	2009	2008
Assumptions for benefit obligations:
Discount rate	5.79%	6.00%	6.10%	5.28%	5.65%	6.10%
Rate of compensation	3.49%	3.66%	3.66%	n/a	n/a	n/a

Assumptions for net periodic benefit cost:
Discount rate	6.00%	6.10%	6.30%	5.65%	6.10%	6.30%
Expected return on plan assets	8.25%	8.25%	8.50%	8.25%	8.25%	8.50%
Rate of compensation increase	3.66%	3.66%	4.00%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.31 billion and $1.21 billion as of December 31, 2010 and 2009, respectively.

The following table summarizes information related to Company pension plans with a PBO in excess of the fair value of plan assets (in millions):

	December 31, 2010	December 31, 2009
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$1,351.6	$1,234.9
Fair value of plan assets	$1,105.5	$1,026.1
Number of plans	4	4

The following table summarizes information related to Company pension plans with an ABO in excess of the fair value of plan assets (in millions):

	December 31, 2010	December 31, 2009
Pension plans with ABOs in excess of fair value of plan assets:
ABO	$1,280.8	$1,174.3
Fair value of plan assets	$1,105.5	$1,026.1
Number of plans	4	4

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $38.7 million and $27.6 million, respectively, as of December 31, 2010 and $49.8 million and $38.9 million, respectively, as of December 31, 2009.

Plan Assets:

The Company employs a total return investment approach whereby a mix of equities and fixed-income investments is used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed-income. The Company’s overall targeted asset allocation range at December 31, 2010 as a percentage of total market value was approximately 75% equity and 25% fixed-income. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and alternative investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 10.

The fair values of the Company’s pension plan assets as of December 31, 2010 are as follows (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$29,402	$—	$29,402	$—
Equity holdings:
U.S. companies	509,976	508,304	1,672	—
Foreign companies	56,133	56,133	—	—
Harley-Davidson common stock	44,155	44,155	—	—
Pooled equity funds	136,693	136,693	—	—
Limited partnership interests	40,421	—	—	40,421
Other	2,211	—	—	2,211

Total equity holdings	789,589	745,285	1,672	42,632
Fixed-income holdings:
U.S. Treasuries	35,239	35,239	—	—
Federal agencies	48,166	—	48,166	—
Corporate bonds	86,783	—	86,783	—
Pooled fixed income funds	107,084	107,084	—	—
Foreign bonds	8,853	—	8,853	—
Municipal bonds	371	—	371	—

Total fixed-income holdings	286,496	142,323	144,173	—

Total pension plan assets	$1,105,487	$887,608	$175,247	$42,632

Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $44.2 million at December 31, 2010.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010 (in thousands):

	Total	Limited Partnership Interests	Other
Balance, beginning of period	$32,814	$30,332	$2,482
Actual return on plan assets:
Relating to assets still held at the reporting date	4,227	4,086	141
Purchases, sales and settlements	5,591	6,003	(412)

Balance, end of period	$42,632	$40,421	$2,211

The fair values of the Company’s postretirement healthcare plan assets, which did not contain any Level 3 assets, as of December 31, 2010, are as follows (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$14,404	$—	$14,404
Equity holdings:
U.S. companies	80,915	80,577	338
Foreign companies	9,365	9,365	—

Total equity holdings	90,280	89,942	338
Fixed-income holdings:
U.S. Treasuries	3,507	3,507	—
Federal agencies	6,116	—	6,116
Corporate bonds	6,158	—	6,158
Foreign bonds	459	—	459
Municipal bonds	140	—	140

Total fixed-income holdings	16,380	3,507	12,873

Total postretirement healthcare plan assets	$121,064	$93,449	$27,615

No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2011.

For 2011, the Company’s overall expected long-term rate of return on assets is 8.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Postretirement Healthcare Cost:

The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2010	2009
Healthcare cost trend rate for next year	8.5%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2014

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one- percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2010	$490	$(510)
Accumulated benefit obligation as of December 31, 2010	$15,100	$(14,041)

Future Contributions and Benefit Payments:

Due to significant declines in worldwide financial market conditions during 2008, the funded status of the Company’s pension and postretirement healthcare plans was adversely affected. During 2009, the Company contributed $233.2 million to its pension, SERPA and postretirement healthcare plans. No additional contributions were required during 2010 beyond current benefit payments for SERPA and postretirement healthcare plans. In January 2011, the Company contributed $200.0 million to further fund its pension plans. The Company will evaluate additional contributions to further fund its pension plans even though no additional pension plan contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2011	$63,656	$2,801	$28,923	$961
2012	$64,401	$1,939	$31,978	$1,154
2013	$65,391	$2,109	$32,562	$1,345
2014	$66,898	$3,404	$32,948	$1,553
2015	$68,830	$1,693	$33,317	$1,747
2016-2020	$401,029	$10,820	$165,474	$12,063

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $12.6 million, $3.4 million and $14.4 million for Company contributions during 2010, 2009 and 2008, respectively.

16.     Leases

The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $11.0 million, $10.1 million and $11.1 million for 2010, 2009 and 2008, respectively.

Future minimum operating lease payments at December 31, 2010 were as follows (in thousands):

2011	$11,399
2012	8,564
2013	7,525
2014	5,973
2015	4,904
After 2015	8,414

Total operating lease payments	$46,779

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

In 2005, three shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, and two shareholder derivative lawsuits were filed in Milwaukee County Circuit Court on July 22, 2005 and November 16, 2005, against some or all of the following current or former directors and officers of the Company: Jeffrey L. Bleustein, James L. Ziemer, James M. Brostowitz, Barry K. Allen, Richard I. Beattie, George H. Conrades, Judson C. Green, Donald A. James, Sara L. Levinson, George L. Miles, Jr., James A. Norling, James A. McCaslin, Donna F. Zarcone, Jon R. Flickinger, Gail A. Lione, Ronald M. Hutchinson, W. Kenneth Sutton, Jr. and John A. Hevey. On November 24, 2009, all federal court derivative plaintiffs moved to voluntarily dismiss their lawsuits and all claims without prejudice. On November 30, 2009, the federal court entered orders granting the motions and dismissing the federal court derivative lawsuits without prejudice. The remaining state court shareholder state derivative action (which was a consolidation of the two lawsuits filed in Milwaukee County Circuit Court) was dismissed in a hearing on November 29, 2010, and the dismissal became final on January 24, 2011.

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

18.    Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value. There were 235.5 million and 234.3 million common shares outstanding as of December 31, 2010 and 2009, respectively.

No share repurchases were made during 2010 and 2009. During 2008, the Company repurchased 6.4 million shares of its common stock at a weighted-average price of $40. These repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2010
Board of Directors’ Authorization	2010	2009	2008
1997 Authorization	—	—	—	7.3
2006 Authorization	—	—	3.1	—
2007 Authorization	—	—	3.3	16.7

Total	—	—	6.4	24.0

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

2007 Authorization – In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. There are 16.7 million shares remaining under this authorization at December 31, 2010.

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

Prior to August 20, 2010, Preferred Stock was reserved for issuance in connection with the Company’s outstanding Preferred Stock purchase rights (Rights). The Rights expired at the close of business on August 20, 2010.

19.     Share-Based Awards

The Company has a share-based compensation plan which was approved by its Shareholders in April 2009 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and, prior to 2010, generally vested ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. Beginning with awards granted in 2010, options and SARs granted under the Plan will vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs that were issued under the Plan prior to 2010 generally vested over periods ranging from 2 to 5 years with certain of the shares and RSUs subject to accelerated vesting should the Company meet certain performance conditions. Beginning with awards granted in 2010, shares of restricted stock and RSUs granted under the Plan will vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2010, there were 14.0 million shares of common stock available for future awards under the Plan.

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

Assumptions used in calculating the lattice-based fair value of options granted during 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Expected average term (in years)	6.9	7.5	5.9
Expected volatility	42% - 60%	53% - 79%	37% - 44%
Weighted average volatility	48%	56%	39%
Expected dividend yield	1.8%	3.3%	2.0%
Risk-free interest rate	0.1% - 3.7%	0.3% - 2.8%	1.9% - 3.7%

The following table summarizes the stock option transactions for the year ended December 31, 2010 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	7,673	$35
Options granted	868	$23
Options exercised	(636)	$12
Options forfeited	(927)	$33

Options outstanding, end of period	6,978	$36

Exercisable, end of period	3,964	$47

The weighted-average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $8, $5 and $10, respectively.

As of December 31, 2010, there was $14.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2010	2009	2008
Exercised	$12,710	$—	$1,044
Outstanding	$53,249	$35,713	$11
Exercisable	$8,545	$5,183	$—

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 18.

Stock options outstanding at December 31, 2010 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	8.1	1,782	$12
$20.01 to $30	8.9	1,137	$23
$30.01 to $40	6.9	1,056	$39
$40.01 to $50	1.8	712	$43
$50.01 to $60	3.4	1,305	$52
$60.01 to $70	5.1	986	$65

Options outstanding	6.1	6,978	$36

Options exercisable	4.5	3,964	$47

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as options; however, they are settled in cash equal to their settlement date fair value. As a result, SARs are recorded in the Company’s consolidated balance sheets as a liability until the date of exercise.

The fair value of each SAR award is estimated using a lattice-based valuation model. In accordance with ASC Topic 718, “Stock Compensation”, the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested.

The assumptions used to determine the fair value of the SAR awards at December 31, 2010 and 2009 were as follows:

	2010	2009
Expected average term (in years)	5.4	6.1
Expected volatility	32% - 40%	40% - 47%
Expected dividend yield	1.2%	1.6%
Risk-free interest rate	0.1% - 3.4%	0.04% - 3.85%

The following table summarizes the SAR transactions for the year ended December 31, 2010 (in thousands except for per share amounts):

	SARs	Weighted- Average Price
Outstanding, beginning of period	364	$30
Granted	25	$23
Exercised	(19)	$12
Forfeited	(61)	$28

Outstanding, end of period	309	$31

Exercisable, end of period	77	$25

The weighted-average fair value of SARs granted during the years ended December 31, 2010, 2009 and 2008 was $8, $5 and $10, respectively.

Restricted (Nonvested) Stock:

The fair value of restricted shares is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2010 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	1,605	$35
Granted	832	$23
Vested	(181)	$25
Forfeited	(195)	$29

Nonvested, end of period	2,061	$31

As of December 31, 2010, there was $22.8 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units (RSUs)

Restricted stock units vest under the same terms and conditions as restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.

The fair value of RSUs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2010 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	134	$27
Granted	106	$23
Vested	(7)	$24
Forfeited	(24)	$27

Nonvested, end of period	209	$25

20.     Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2010, 2009 and 2008.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2010	2009	2008
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$259,669	$70,641	$684,235

Denominator:
Denominator for basic earnings per share-weighted-average common shares	233,312	232,577	234,225
Effect of dilutive securities – employee stock compensation plan	1,475	996	252

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	234,787	233,573	234,477

Earnings per common share from continuing operations:
Basic	$1.11	$0.30	$2.92
Diluted	$1.11	$0.30	$2.92

Options to purchase 4.2 million, 5.0 million and 5.2 million weighted-average shares of common stock outstanding during 2010, 2009 and 2008, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

21.     Business Segments and Foreign Operations

Business Segments:

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Motorcycles segment designs, manufactures and sells at wholesale heavyweight (engine displacement of 651+cc) cruiser and touring motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services.

The Financial Services segment provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2010	2009	2008
Motorcycles net revenue	$4,176,627	$4,287,130	$5,578,414

Gross profit	1,427,403	1,386,196	1,931,144
Selling, administrative and engineering expense	885,137	851,165	942,267
Restructuring expense and other impairments	163,508	220,976	12,475

Operating income from Motorcycles	$378,758	$314,055	$976,402

Financial services revenue	$682,709	$494,779	$376,970
Financial services expense	500,836	581,059	294,205
Goodwill impairment	—	28,387	—
Restructuring expense	—	3,302	—

Operating income (loss) from Financial Services(a)(b)(c)	$181,873	$(117,969)	$82,765

(a)	Financial Services operating income for 2010 includes the effects of consolidating formerly unconsolidated QSPEs (see Note 1).
(b)	Financial Services operating (loss) income for 2009 and 2008 includes a lower of cost or market adjustment of $5.9 million and $37.8 million, respectively (see Note 10).
(c)	Financial Services operating (loss) income for 2009 and 2008 includes an impairment of retained securitzation interests of $45.4 million and $41.4 million respectively (see Note 7).

Financial Services revenue includes $9.2 million, $14.7 million and $18.0 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2010, 2009 and 2008, respectively. This interest was paid on behalf of HDMC’s independent dealers as a way to enable dealers to manage seasonal increases in inventory. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2010
Total assets	$2,701,965	$6,728,775	$9,430,740
Depreciation	$248,246	$6,925	$255,171
Capital expenditures	$167,730	$3,115	$170,845

2009
Total assets(a)	$3,277,925	$5,877,593	$9,155,518
Depreciation	$238,276	$8,068	$246,344
Capital expenditures	$111,316	$5,432	$116,748

2008
Total assets(b)	$2,743,856	$5,084,769	$7,828,625
Depreciation	$212,915	$7,840	$220,755
Capital expenditures	$224,623	$4,336	$228,959

(a)	2009 total assets for the Motorcycles segment includes assets of discontinued operations of $181.2 million.
(b)	2008 total assets for the Motorcycles segment includes assets of discontinued operations of $238.7 million.

Geographic Information:

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2010	2009	2008
Revenue from Motorcycles(a):
United States	$2,818,032	$2,910,094	$3,844,053
Europe	699,492	700,882	888,020
Japan	234,247	255,901	279,369
Canada	157,606	175,964	256,640
Australia	136,172	137,626	168,122
Other foreign countries	131,078	106,663	142,210

	$4,176,627	$4,287,130	$5,578,414

Revenue from Financial Services(a):
United States	$652,849	$466,161	$348,461
Europe	3,497	3,164	3,166
Canada	26,363	25,454	25,343

	$682,709	$494,779	$376,970

Long-lived assets(b):
United States	$842,461	$918,659	$1,100,858
International	62,192	65,412	63,040

	$904,653	$984,071	$1,163,898

(a)	Revenue is attributed to geographic regions based on location of customer.
(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.

22.    Related Party Transactions

The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded motorcycles and related products revenue and financial services revenue from Deeley Imports during 2010, 2009 and 2008 of $158.7 million, $177.2 million and $258.3 million, respectively, and had finance receivables balances due from Deeley Imports of $21.0 million and $13.9 million at December 31, 2010 and 2009, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

23.    Supplemental Consolidating Data

The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,176,627	$—	$—	$4,176,627
Financial services	—	683,329	(620)	682,709

Total revenue	4,176,627	683,329	(620)	4,859,336

Costs and expenses:
Motorcycles and related products cost of goods sold	2,749,224	—	—	2,749,224
Financial services interest expense	—	272,484	—	272,484
Financial services provision for credit losses	—	93,118	—	93,118
Selling, administrative and engineering expense	881,888	139,103	(620)	1,020,371
Restructuring expense and other impairments	163,508	—	—	163,508

Total costs and expenses	3,794,620	504,705	(620)	4,298,705

Operating income	382,007	178,624	—	560,631
Investment income	5,442	—	—	5,442
Interest expense	90,357	—	—	90,357
Loss on debt extinguishment	85,247	—	—	85,247

Income before provision for income taxes	211,845	178,624	—	390,469
Provision for income taxes	66,495	64,305	—	130,800

Income from continuing operations	145,350	114,319	—	259,669
Loss from discontinued operations, net of tax	(113,124)	—	—	(113,124)

Net income	$32,226	$114,319	$—	$146,545

	Year Ended December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,287,130	$—	$—	$4,287,130
Financial services	—	495,687	(908)	494,779

Total revenue	4,287,130	495,687	(908)	4,781,909

Costs and expenses:
Motorcycles and related products cost of goods sold	2,900,934	—	—	2,900,934
Financial services interest expense	—	283,634	—	283,634
Financial services provision for credit losses	—	169,206	—	169,206
Selling, administrative and engineering expense	852,073	128,219	(908)	979,384
Restructuring expense and other impairments	220,976	3,302	—	224,278
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	3,973,983	612,748	(908)	4,585,823

Operating income (loss)	313,147	(117,061)	—	196,086
Investment income	4,254	—	—	4,254
Interest expense	21,680	—	—	21,680

Income (loss) before provision for income taxes	295,721	(117,061)	—	178,660
Provision for (benefit from) income taxes	140,565	(32,546)	—	108,019

Income (loss) from continuing operations	155,156	(84,515)	—	70,641
Loss from discontinued operations, net of tax	(125,757)	—	—	(125,757)

Net income (loss)	$29,399	$(84,515)	$—	$(55,116)

	Year Ended December 31, 2008
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$5,583,343	$—	$(4,929)	$5,578,414
Financial services	—	377,542	(572)	376,970

Total revenue	5,583,343	377,542	(5,501)	5,955,384

Costs and expenses:
Motorcycles and related products cost of goods sold	3,647,270	—	—	3,647,270
Financial services interest expense	—	136,763	—	136,763
Financial services provision for credit losses	—	39,555	—	39,555
Selling, administrative and engineering expense	942,839	122,816	(5,501)	1,060,154
Restructuring expense and other impairments	12,475	—	—	12,475

Total costs and expenses	4,602,584	299,134	(5,501)	4,896,217

Operating income	980,759	78,408	—	1,059,167
Investment income	11,296	—	—	11,296
Interest expense	4,542	—	—	4,542

Income before provision for income taxes	987,513	78,408	—	1,065,921
Provision for income taxes	353,641	28,045	—	381,686

Income from continuing operations	633,872	50,363	—	684,235
Loss from discontinued operations, net of tax	(29,517)	—	—	(29,517)

Net income	$604,355	$50,363	$—	$654,718

	December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$791,791	$230,142	$—	$1,021,933
Marketable securities	140,118	—	—	140,118
Accounts receivable, net	454,311	—	(191,929)	262,382
Finance receivables held for investment, net	—	1,080,432	—	1,080,432
Restricted finance receivables held by variable interest entities, net	—	699,026	—	699,026
Inventories	326,446	—	—	326,446
Restricted cash held by variable interest entities	—	288,887	—	288,887
Deferred income taxes	101,423	44,988	—	146,411
Other current assets	57,269	91,297	(47,575)	100,991

Total current assets	1,871,358	2,434,772	(239,504)	4,066,626

Finance receivables held for investment, net	—	1,553,781	—	1,553,781
Restricted finance receivables held by variable interest entities, net	—	2,684,330	—	2,684,330
Property, plant and equipment, net	785,139	29,973	—	815,112
Goodwill	29,590	—	—	29,590
Deferred income taxes	206,179	11,035	(3,225)	213,989
Other long-term assets	118,571	14,884	(66,143)	67,312

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,642	$253,794	$(224,090)	$225,346
Accrued liabilities	501,741	73,569	(18,639)	556,671
Short-term debt	—	480,472	—	480,472
Current portion of long-term debt held by variable interest entities	—	751,293	—	751,293

Total current liabilities	697,383	1,559,128	(242,729)	2,013,782
Long-term debt	303,000	2,213,650	—	2,516,650
Long-term debt held by variable interest entities	—	2,003,941	—	2,003,941
Pension liability	282,085	—	—	282,085
Postretirement healthcare liability	254,762	—	—	254,762
Other long-term liabilities	140,804	11,850	—	152,654
Commitments and contingencies (Note 17)
Total shareholders’ equity	1,332,803	940,206	(66,143)	2,206,866

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

	December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,141,862	$488,571	$—	$1,630,433
Marketable securities	39,685	—	—	39,685
Accounts receivable, net	356,932	—	(87,561)	269,371
Finance receivables held for investment, net	—	1,436,114	—	1,436,114
Inventories	323,029	—	—	323,029
Assets of discontinued operations	181,211	—	—	181,211
Deferred income taxes	130,884	48,801	—	179,685
Other current assets	60,864	221,557	—	282,421

Total current assets	2,234,467	2,195,043	(87,561)	4,341,949

Finance receivables held for investment, net	—	3,621,048	—	3,621,048
Property, plant and equipment, net	872,336	34,570	—	906,906
Goodwill	31,400	—	—	31,400
Deferred income taxes	169,843	10,242	(2,581)	177,504
Other long-term assets	123,838	16,690	(63,817)	76,711

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,097	$108,979	$(87,561)	$162,515
Accrued liabilities	447,021	69,644	(2,581)	514,084
Liabilities of discontinued operations	69,535	—	—	69,535
Short-term debt	—	189,999	—	189,999
Current portion of long-term debt	204,959	1,127,132	—	1,332,091

Total current liabilities	862,612	1,495,754	(90,142)	2,268,224

Long-term debt	600,000	3,514,039	—	4,114,039
Pension liability	245,332	—	—	245,332
Postretirement healthcare liability	264,472	—	—	264,472
Other long-term liabilities	143,905	11,428	—	155,333

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,315,563	856,372	(63,817)	2,108,118

	$3,431,884	$5,877,593	$(153,959)	$9,155,518

	Year ended December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$32,226	$114,319	$—	$146,545
Loss from discontinued operations	(113,124)	—	—	(113,124)

Income from continuing operations	145,350	114,319	—	259,669
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	248,246	6,925	—	255,171
Amortization of deferred loan origination costs	—	87,223	—	87,223
Amortization of financing origination fees	878	18,740	—	19,618
Provision for employee long-term benefits	78,812	818	—	79,630
Contributions to pension and postretirement plans	(39,391)	—	—	(39,391)
Stock compensation expense	28,105	2,326	—	30,431
Net change in wholesale finance receivables	—	—	81,527	81,527
Provision for credit losses	—	93,118	—	93,118
Loss on debt extinguishment	85,247	—	—	85,247
Pension and postretirement healthcare plan curtailment and settlement expense	31,824	—	—	31,824
Deferred income taxes	(16,774)	(817)	—	(17,591)
Foreign currency adjustments	(21,480)	—	—	(21,480)
Other, net	13,178	(1,268)	—	11,910
Change in current assets and current liabilities:
Accounts receivable	(101,462)	—	104,367	2,905
Finance receivables – accrued interest and other	—	10,083	—	10,083
Inventories	2,516	—	—	2,516
Accounts payable and accrued liabilities	196,155	170,832	(151,974)	215,013
Restructuring reserves	(32,258)	(219)	—	(32,477)
Derivative instruments	(813)	6,152	—	5,339
Other	3,888	(48,330)	47,575	3,133

Total adjustments	476,671	345,583	81,495	903,749

Net cash provided by operating activities of continuing operations	622,021	459,902	81,495	1,163,418

Cash flows from investing activities of continuing operations:
Capital expenditures	(167,730)	(3,115)	—	(170,845)
Origination of finance receivables	—	(5,319,738)	3,067,206	(2,252,532)
Collections of finance receivables	—	5,817,695	(3,148,733)	2,668,962
Purchases of marketable securities	(184,365)	—	—	(184,365)
Sales and redemptions of marketable securities	84,217	—	—	84,217

Net cash (used by) provided by investing activities of continuing operations	(267,878)	494,842	(81,527)	145,437

Cash flows from financing activities of continuing operations:
Repayment of medium-term notes	—	(200,000)	—	(200,000)
Repayment of senior unsecured notes	(380,757)	—	—	(380,757)
Proceeds from securitization debt	—	598,187	—	598,187
Repayments of securitization debt	—	(1,896,665)	—	(1,896,665)
Net (decrease)/increase in credit facilities and unsecured commercial paper	(178,292)	208,867	—	30,575
Net repayments of asset-backed commercial paper	—	(845)	—	(845)
Net change in restricted cash	—	77,654	—	77,654
Dividends paid	(94,145)	—	—	(94,145)
Purchase of common stock for treasury	(1,706)	—	—	(1,706)
Excess tax benefits from share based payments	3,767	—	—	3,767
Issuance of common stock under employee stock option plans	7,845	—	—	7,845

Net cash used by financing activities of continuing operations	(643,288)	(1,212,802)	—	(1,856,090)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	5,279	(371)	32	4,940
Net decrease in cash and cash equivalents of continuing operations	(283,866)	(258,429)	—	(542,295)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,073)	—	—	(71,073)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	—	—	(1,195)

	(72,268)	—	—	(72,268)

Net decrease in cash and cash equivalents	$(356,134)	$(258,429)	$—	$(614,563)

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations – beginning of period	6,063	—	—	6,063
Net decrease in cash and cash equivalents	(356,134)	(258,429)	—	(614,563)
Less: Cash and cash equivalents of discontinued operations – end of period	—	—	—	—

Cash and cash equivalents – end of period	$791,791	$230,142	$—	$1,021,933

	Year ended December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$29,399	$(84,515)	$—	$(55,116)
Loss from discontinued operations	(125,757)	—	—	(125,757)

Income (loss) from continuing operations	155,156	(84,515)	—	70,641
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	238,276	8,068	—	246,344
Amortization of deferred loan origination costs	—	66,779	—	66,779
Amortization of financing origination fees	872	26,273	—	27,145
Provision for employee long-term benefits	80,387	—	—	80,387
Contributions to pension and postretirement plans	(233,224)	—	—	(233,224)
Stock compensation expense	16,326	1,250	—	17,576
Net change in wholesale finance receivables	—	—	332,167	332,167
Origination of retail finance receivables held for sale	—	(1,180,467)	—	(1,180,467)
Collections of retail finance receivables held for sale	—	919,201	—	919,201
Impairment of investment in retained securitization interests	—	45,370	—	45,370
Lower of cost or FMV adj. on finance receivables HFS	—	5,895	—	5,895
Goodwill and other impairments	18,024	28,387	—	46,411
Pension and postretirement healthcare plan curtailment and settlement expense	37,814	—	—	37,814
Provision for credit losses	—	169,206	—	169,206
Deferred income taxes	26,914	(19,983)	—	6,931
Foreign currency adjustments	(22,234)	—	—	(22,234)
Other, net	8,827	838	—	9,665
Change in current assets and current liabilities:
Accounts receivable	226,334	—	(217,525)	8,809
Finance receivables – accrued interest and other	—	(3,360)	—	(3,360)
Inventories	85,472	—	—	85,472
Accounts payable and accrued liabilities	(175,936)	(242,784)	217,525	(201,195)
Restructuring reserves	65,346	642	—	65,988
Derivative instruments	10,591	(5,880)	—	4,711
Other	1,133	1,845	—	2,978

Total adjustments	384,922	(178,720)	332,167	538,369

Net cash provided by (used by) operating activities of continuing operations	540,078	(263,235)	332,167	609,010

Cash flows from investing activities of continuing operations:
Capital expenditures	(111,316)	(5,432)	—	(116,748)
Origination of finance receivables held for investment	—	(4,569,104)	3,190,878	(1,378,226)
Collections of finance receivables held for investment	—	4,130,213	(3,523,045)	607,168
Collection of retained securitization interests	—	61,170	—	61,170
Purchase of marketable securities	(39,685)	—	—	(39,685)
Other – net	2,834	—	—	2,834

Net cash used by investing activities of continuing operations	(148,167)	(383,153)	(332,167)	(863,487)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	496,514	—	496,514
Proceeds from issuance of senior unsecured notes	595,026	—	—	595,026
Proceeds from securitization debt	—	2,413,192	—	2,413,192
Repayments of securitization debt	—	(263,083)	—	(263,083)
Net increase/(decrease) in credit facilities and unsecured commercial paper	20,476	(1,103,807)	—	(1,083,331)
Net repayments of asset-backed commercial paper	—	(513,168)	—	(513,168)
Net change in restricted cash	—	(167,667)	—	(167,667)
Dividends paid	(93,807)	—	—	(93,807)
Purchase of common stock for treasury	(1,920)	—	—	(1,920)
Excess tax benefits from share based payments	170	—	—	170
Issuance of common stock under employee stock option plans	11	—	—	11

Net cash provided by financing activities of continuing operations	519,956	861,981	—	1,381,937
Effect of exchange rate changes on cash and cash equivalents of continuing operations	7,193	(404)	—	6,789
Net increase in cash and cash equivalents of continuing operations	919,060	215,189	—	1,134,249
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,298)	—	—	(71,298)
Cash flows from investing activities of discontinued operations	(18,805)	—	—	(18,805)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,208)	—	—	(1,208)

	(91,311)	—	—	(91,311)

Net increase in cash and cash equivalents	$827,749	$215,189	$—	$1,042,938

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$295,512	$273,382	$—	$568,894
Cash and cash equivalents of discontinued operations – beginning of period	24,664	—	—	24,664
Net increase in cash and cash equivalents	827,749	215,189	—	1,042,938
Less: Cash and cash equivalents of discontinued operations – end of period	(6,063)	—	—	(6,063)

Cash and cash equivalents – end of period	$1,141,862	$488,571	$—	$1,630,433

	Year ended December 31, 2008
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$604,355	$50,363	$—	$654,718
Loss from discontinued operations	(29,517)	—	—	(29,517)

Income from continuing operations	633,872	50,363	—	684,235
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	212,915	7,840	—	220,755
Amortization of deferred loan origination costs	—	38,222	—	38,222
Amortization of financing origination fees	—	4,517	—	4,517
Provision for employee long-term benefits	76,426	—	—	76,426
Contributions to pension and postretirement plans	(19,517)	—	—	(19,517)
Stock compensation expense	22,391	2,082	—	24,473
Loss on current year securitizations	—	5,370	—	5,370
Net change in wholesale finance receivables	—	—	99,373	99,373
Origination of retail finance receivables held for sale	—	(2,788,463)	—	(2,788,463)
Collections of retail finance receivables held for sale	—	507,106	—	507,106
Proceeds from securitization of retail finance receivables	—	467,722	—	467,722
Impairment of investment in retained securitization interests	—	41,403	—	41,403
Lower of cost or FMV adj. on finance receivables HFS	—	37,764	—	37,764
Provision for credit losses	—	39,555	—	39,555
Deferred income taxes	(36,103)	(10,626)	—	(46,729)
Foreign currency adjustments	2,892	—	—	2,892
Other, net	16,723	(967)	—	15,756
Change in current assets and current liabilities:
Accounts receivable	(155,130)	—	157,840	2,710
Finance receivables – accrued interest and other	—	(7,149)	—	(7,149)
Inventories	(42,263)	—	—	(42,263)
Accounts payable and accrued liabilities	30,220	106,626	(90,848)	45,998
Restructuring reserves	2,149	—	—	2,149
Derivative instruments	(9,829)	(2,133)	—	(11,962)
Other	(6,546)	(1,826)	—	(8,372)

Total adjustments	94,328	(1,552,957)	166,365	(1,292,264)

Net cash provided by (used by) operating activities of continuing operations	728,200	(1,502,594)	166,365	(608,029)

Cash flows from investing activities:
Capital expenditures	(224,623)	(4,336)	—	(228,959)
Origination of finance receivables held for investment	—	(4,934,387)	4,325,766	(608,621)
Collections of finance receivables held for investment	—	4,875,060	(4,426,070)	448,990
Collection of retained securitization interests	—	93,747	—	93,747
Proceeds from transfer of finance receivables from HDFSE to HDE	—	65,961	(65,961)	—
Sales and redemptions of marketable securities	2,543	—	—	2,543
Other – net	(2,575)	—	—	(2,575)

Net cash (used by) provided by investing activities	(224,655)	96,045	(166,265)	(294,875)

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,550	—	993,550
Repayment of medium-term note	—	(400,000)	—	(400,000)
Net increase in credit facilities and unsecured commercial paper	193,749	567,316	—	761,065
Net borrowings of asset-backed commercial paper	—	490,000	—	490,000
Dividends paid	(302,314)	—	—	(302,314)
Purchase of common stock for treasury	(250,410)	—	—	(250,410)
Excess tax benefits from share based payments	320	—	—	320
Issuance of common stock under employee stock option plans	1,179	—	—	1,179

Net cash (used by) provided by financing activities of continuing operations	(357,476)	1,650,866	—	1,293,390
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(15,814)	(4,438)	(100)	(20,352)
Net increase in cash and cash equivalents of continuing operations	130,255	239,879	—	370,134
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(75,028)	—	—	(75,028)
Cash flows from investing activities of discontinued operations	(99,963)	—	—	(99,963)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(4,439)	—	—	(4,439)

	(179,430)	—	—	(179,430)

Net (decrease) increase in cash and cash equivalents	$(49,175)	$239,879	$—	$190,704

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$369,351	$33,503	$—	$402,854
Cash and cash equivalents of discontinued operations – beginning of period	—	—	—	—
Net increase in cash and cash equivalents	(49,175)	239,879	—	190,704
Less: Cash and cash equivalents of discontinued operations – end of period	(24,664)	—	—	(24,664)

Cash and cash equivalents – end of period	$295,512	$273,382	$—	$568,894

24.    Subsequent Event

In January 2011, the Company contributed $200.0 million to further fund its pension plans.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 28, 2010	Mar 29, 2009	June 27, 2010	June 28, 2009	Sep 26, 2010	Sep 27, 2009	Dec 31, 2010	Dec 31, 2009
Motorcycles:
Revenue	$1,037.3	$1,278.4	$1,135.1	$1,135.7	$1,087.1	$1,108.5	$917.1	$764.5
Operating income (loss)(a)(b)	$126.1	$231.0	$157.9	$174.2	$101.5	$130.7	$(6.8)	$(221.8)

Financial Services:
Revenue	$169.8	$104.7	$173.7	$124.0	$172.8	$137.0	$166.3	$129.2
Operating income (loss)(c)(d)	$26.7	$11.2	$60.8	$(90.5)	$50.9	$(31.5)	$43.5	$(7.1)

Consolidated:
Income (loss) before taxes(e)	$130.2	$234.4	$196.7	$83.2	$130.5	$99.2	$(67.0)	$(238.1)
Income (loss) from continuing operations	$68.7	$128.1	$139.3	$33.4	$93.7	$56.4	$(42.1)	$(147.2)
Loss from discontinued operations(f)	$(35.4)	$(10.7)	$(68.1)	$(13.6)	$(4.9)	$(29.9)	$(4.7)	$(71.5)

Net income (loss)	$33.3	$117.4	$71.2	$19.8	$88.8	$26.5	$(46.8)	$(218.7)

Earnings (loss) per common share from continuing operations:
Basic	$0.30	$0.55	$0.60	$0.14	$0.40	$0.24	$(0.18)	$(0.63)
Diluted	$0.29	$0.55	$0.59	$0.14	$0.40	$0.24	$(0.18)	$(0.63)

Loss per common share from discontinued operations:
Basic	$(0.15)	$(0.05)	$(0.29)	$(0.06)	$(0.02)	$(0.13)	$(0.02)	$(0.31)
Diluted	$(0.15)	$(0.05)	$(0.29)	$(0.06)	$(0.02)	$(0.13)	$(0.02)	$(0.31)

Earnings (loss) per common share:
Basic	$0.14	$0.51	$0.30	$0.08	$0.38	$0.11	$(0.20)	$(0.94)
Diluted	$0.14	$0.50	$0.30	$0.08	$0.38	$0.11	$(0.20)	$(0.94)

(a)	Operating income (loss) for the Motorcycles segment includes restructuring expense and other impairments as discussed in Note 4 for the following periods (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 28, 2010	Mar 29, 2009	June 27, 2010	June 28, 2009	Sep 26, 2010	Sep 27, 2009	Dec 31, 2010	Dec 31, 2009
Motorcycles:
Restructuring expense	$49.3	$30.4	$30.1	$15.1	$39.3	$36.6	$17.7	$83.1
Asset impairment	—	—	—	—	—	14.2	—	3.8
Pension and postretirement healthcare plan curtailment	(1.0)	4.5	—	—	28.2	—	—	33.3

Total restructuring expense and other impairments	$48.3	$34.9	$30.1	$15.1	$67.5	$50.8	$17.7	$120.2

(b)	Operating income (loss) for the Motorcycles segment includes approximately $19 million of costs associated with the Company’s efforts to expand its presence in Brazil as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(c)	Operating income (loss) for the Financial Services segment includes restructuring expense as discussed in Note 4 for the quarters ended September 27, 2009 and December 31, 2009 of $1.2 million and $2.1 million, respectively.
(d)	Operating income (loss) for the Financial Services segment includes a goodwill impairment charge as discussed in Note 5 for the quarter ended June 28, 2009 of $28.4 million.
(e)	Income (loss) before taxes includes a loss on debt extinguishment as discussed in Note 13 for the quarter ended December 31, 2010 of $85.2 million.
(f)	Loss from discontinued operations includes pre-tax impairment charges as discussed in Note 3 for the following periods (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 28, 2010	Mar 29, 2009	June 27, 2010	June 28, 2009	Sep 26, 2010	Sep 27, 2009	Dec 31, 2010	Dec 31, 2009
Loss from discontinued operations:
Impairment charges (pre-tax)	$35.0	$—	$76.8	$—	$—	$18.9	$—	$96.5

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included or to be included in the Company’s definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed on or about March 15, 2011 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our executive officers for SEC purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2010:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Numbr of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	6,925,409	$36.01	14,035,816

Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	38,470	$38.88	58,300
Non employees:
Board of Directors	13,800	$51.22	282,727

	52,270	$42.14	367,745

Total all plans	6,977,679	$36.06	14,403,561

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

The material features of the union employees’ stock option awards are the same as those of the management employees’ stock option awards. Under the Company’s management and union plans, stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and expire ten years from the date of grant. Beginning with awards granted in 2010, stock options vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. Awards granted prior to 2010 generally vested ratably over a four-year period, with the first 25 percent becoming exercisable one year after the date of grant.

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

In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were most recently revised in February 2011. The Ownership Guidelines stipulate that all Directors hold 15,000 shares of the Company’s Common Stock and senior executives hold from 15,000 to 200,000 shares of the Company’s Common Stock depending on their level. The Directors and senior executives have five years from the date they are elected a Director or promoted to a senior executive to accumulate the appropriate number of shares of the Company’s Common Stock.

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

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 134 through 138 filed herewith

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Accounts receivable – allowance for doubtful accounts
Balance at beginning of period	$11,409	$6,240	$9,016
Provision charged to expense	3,216	7,715	3,061
Reserve adjustments	(3,837)	(674)	146
Write-offs, net of recoveries	(431)	(1,872)	(5,983)

Balance at end of period	$10,357	$11,409	$6,240

Finance receivables – allowance for credit losses
Balance at beginning of period	$150,082	$40,068	$30,295
Allowance related to newly consolidated finance receivables(a)	49,424	—	—
Provision for finance credit losses	93,118	169,206	39,555
Charge-offs, net of recoveries	(119,035)	(59,192)	(29,782)

Balance, end of period	$173,589	$150,082	$40,068

Inventories – allowance for obsolescence(b)
Balance at beginning of period	$34,745	$24,091	$16,307
Provision charged to expense	17,142	36,476	33,033
Reserve adjustments	636	(206)	(286)
Write-offs, net of recoveries	(18,343)	(25,616)	(24,963)

Balance at end of period	$34,180	$34,745	$24,091

Deferred tax assets – valuation allowance
Balance at beginning of period	$22,170	$—	$—
Allowance for operating loss and credit carryforwards	4,878	22,170	—

Balance at end of period	$27,048	$22,170	$—

(a)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company established a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.
(b)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

HARLEY-DAVIDSON, INC.

By:	/S/ Keith E. Wandell
Keith E. Wandell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

Name	Title

/S/ Keith E. Wandell	President and Chief Executive Officer and Director
Keith E. Wandell	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ Barry K. Allen	Chairman and Director
Barry K. Allen

/S/ Richard I. Beattie	Director
Richard I. Beattie

/S/ Martha F. Brooks	Director
Martha F. Brooks

/S/ George H. Conrades	Director
George H. Conrades

/S/ Judson C. Green	Director
Judson C. Green

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

Name	Title

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

/S/ R. John Anderson	Director
R. John Anderson

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
2.1	Sale and Purchase Agreement among Harley-Davidson, Inc. and related parties and MV Agusta Holding S.r.l. and Claudio Castiglioni, dated July 31, 2010 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 6, 2010 (File No. 1-9183))

3.1	Composite of Restated Articles of Incorporation as amended through April 26, 2010 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

3.2	Harley-Davidson, Inc. By-Laws, as amended through February 10, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2011 (File No. 1-9183))

4.1	Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2	3-Year Credit Agreement, dated as of April 29, 2010, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.3	364-Day Credit Agreement, dated as of April 29, 2010, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.4	Amendment No. 1 to Loan and Servicing Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions parties thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.5	Amendment No. 2 to Loan and Servicing Agreement dated as of July 27, 2010 by and among certain subsidiaries of the Company, various institutions parties thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 (File No. 1-9183))

4.6	Amended and Restated Receivables Sale Agreement, dated as of April 30, 2009, by and between certain subsidiaries of the Company (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

4.7	Letter Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions party thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, and Administrative Agent, relating to Amendment No. 1 to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
4.8	Trust Agreement dated as of April 15, 2009 between Harley-Davidson Customer Funding Corp. (“HDCFC”) and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

4.9	Indenture dated as of May 1, 2009 between the Harley-Davidson Motorcycle Trust 2009-1 (the “Trust”) and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

10.1*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-75347))

10.3	2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.4*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.5*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.6*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended and restated effective April 24, 2010 (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.7*	Director Compensation Policy effective April 25, 2009 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.8*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.9*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.10*	Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.11*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.12*	Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009, together with amendments adopted through May 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.13*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.14*	Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.15*	Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.16*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.17*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.18*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.19*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.20*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.21*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.22*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.23*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund and Wandell (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2009 (File No. 1-9183))

10.24*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.25*	Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.26*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.27*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.28*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9183))

10.29*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.30*	Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008 between the Registrant and Mr. Richer (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.31*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Jones, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.32*	Form of Transition Agreement between the Registrant and each of Messrs. Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.33*	Transition Agreement between the Registrant and Mr. Hund (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.34*	Employment Transition Agreement between the Registrant and Gail A. Lione dated February 8, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2010, filed on February 24, 2011 formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements furnished herewith.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.