Form 10-Q
period 2011-03-27
HARLEY DAVIDSON INC
filed 2011-05-04
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at April 27, 2011: 236,272,140 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 27, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 27, 2011	March 28, 2010
Revenue:
Motorcycles and related products	$1,063,044	$1,037,335
Financial services	161,886	169,837

Total revenue	1,224,930	1,207,172

Costs and expenses:
Motorcycles and related products cost of goods sold	711,178	657,788
Financial services interest expense	58,035	81,203
Financial services provision for credit losses	5,606	31,806
Selling, administrative and engineering expense	234,115	235,350
Restructuring expense	22,999	48,236

Total costs and expenses	1,031,933	1,054,383

Operating income	192,997	152,789
Investment income	1,398	876
Interest expense	11,481	23,455

Income before provision for income taxes	182,914	130,210
Provision for income taxes	63,654	61,469

Income from continuing operations	119,260	68,741
Loss from discontinued operations, net of tax	—	(35,416)

Net income	$119,260	$33,325

Earnings per common share from continuing operations:
Basic	$0.51	$0.30
Diluted	$0.51	$0.29
Loss per common share from discontinued operations:
Basic	$—	$(0.15)
Diluted	$—	$(0.15)

Earnings per common share:
Basic	$0.51	$0.14
Diluted	$0.51	$0.14

Cash dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 27, 2011	December 31, 2010	(Unaudited) March 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$932,515	$1,021,933	$1,442,798
Marketable securities	115,209	140,118	39,416
Accounts receivable, net	297,671	262,382	286,518
Finance receivables held for investment, net	1,276,780	1,080,432	1,252,420
Restricted finance receivables held by variable interest entities, net	637,760	699,026	809,779
Inventories	372,323	326,446	322,238
Assets of discontinued operations	—	—	151,175
Restricted cash held by variable interest entities	294,903	288,887	401,275
Other current assets	243,427	247,402	315,890

Total current assets	4,170,588	4,066,626	5,021,509

Finance receivables held for investment, net	1,806,563	1,553,781	1,274,734
Restricted finance receivables held by variable interest entities, net	2,304,320	2,684,330	3,299,070
Property, plant and equipment, net	799,091	815,112	847,480
Goodwill	30,988	29,590	29,818
Other long-term assets	293,592	281,301	230,292

	$9,405,142	$9,430,740	$10,702,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,676	$225,346	$265,905
Accrued liabilities	580,083	556,671	599,820
Liabilities of discontinued operations	—	—	61,726
Short-term debt	393,393	480,472	160,837
Current portion of long-term debt	—	—	396,169
Current portion of long-term debt held by variable interest entities	721,179	751,293	898,935

Total current liabilities	1,987,331	2,013,782	2,383,392

Long-term debt	2,963,375	2,516,650	2,862,725
Long-term debt held by variable interest entities	1,603,584	2,003,941	2,707,748
Pension liability	99,627	282,085	239,445
Postretirement healthcare liability	254,505	254,762	265,117
Other long-term liabilities	156,472	152,654	157,077

Commitments and contingencies (Note 17)

Total shareholders’ equity	2,340,248	2,206,866	2,087,399

	$9,405,142	$9,430,740	$10,702,903

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 27, 2011	March 28, 2010
Net cash (used by) provided by operating activities of continuing operations (Note 3)	$(104,918)	$200,842

Cash flows from investing activities of continuing operations:
Capital expenditures	(27,704)	(14,558)
Origination of finance receivables held for investment	(549,200)	(455,879)
Collections on finance receivables held for investment	676,952	653,983
Purchases of marketable securities	(5,000)	—
Sales and redemptions of marketable securities	29,974	—

Net cash provided by investing activities of continuing operations	125,022	183,546

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	447,076	—
Repayments of securitization debt	(430,471)	(445,215)
Net decrease in credit facilities and unsecured commercial paper	(96,174)	(50,703)
Net change in restricted cash	(6,016)	(34,734)
Dividends	(23,643)	(23,488)
Purchase of common stock for treasury	(4,699)	(1,191)
Excess tax benefits from share-based payments	3,262	34
Issuance of common stock under employee stock option plans	3,861	1,101

Net cash used by financing activities of continuing operations	(106,804)	(554,196)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(2,693)	(606)

Net decrease in cash and cash equivalents of continuing operations	(89,393)	(170,414)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(25)	(13,723)
Cash flows from investing activities of discontinued operations	—	(393)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(635)

	(25)	(14,751)

Net decrease in cash and cash equivalents	$(89,418)	$(185,165)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,021,933	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	—	6,063
Net decrease in cash and cash equivalents	(89,418)	(185,165)
Less: Cash and cash equivalents of discontinued operations - end of period	—	(8,533)

Cash and cash equivalents - end of period	$932,515	$1,442,798

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Use of Estimates

The condensed consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the group of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions are eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of March 27, 2011 and March 28, 2010, the condensed consolidated statements of operations for the three month periods then ended and the condensed consolidated statements of cash flows for the three month periods then ended.

Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

During 2008, the Company acquired Italian motorcycle manufacturer MV Agusta (MV). On October 15, 2009, the Company announced its intent to divest MV, and the Company completed the sale on August 6, 2010. MV is presented as a discontinued operation for all periods.

2.	New Accounting Standards

Accounting Standards Recently Adopted

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance within Accounting Standards Codification (ASC) Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company was required to adopt the majority of ASU No. 2010-20 as of December 31, 2010 with the remainder as of January 1, 2011; please refer to Note 6 for further discussion.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amended the guidance within ASC Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (QSPEs) as defined under prior U.S. GAAP had to be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic

860 requires enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets. In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized QSPEs as defined under prior U.S. GAAP which were not subject to consolidation in the Company’s financial statements.

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

The Company was required to adopt the new guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010. The Company determined that the formerly unconsolidated QSPEs that HDFS utilized were VIEs, of which the Company was the primary beneficiary, and consolidated them into the Company’s financial statements beginning January 1, 2010; please refer to Note 7 for further information concerning the Company’s consolidated VIEs.

Accounting Standards Not Yet Adopted

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 amends the guidance within ASC Topic 310, “Receivables” to clarify how creditors determine when a restructuring constitutes a troubled debt restructuring. In addition, ASU No. 2011-02 clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties even though the debtor may not be in payment default. The Company is required to adopt ASU No. 2011-02 beginning in the third quarter of 2011 and is currently evaluating the impact of adoption.

3.	Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	March 27, 2011	December 31, 2010	March 28, 2010
Available-for-sale:
Corporate bonds	$55,232	$50,231	$39,416
U.S. Treasuries	59,977	89,887	—

	$115,209	$140,118	$39,416

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income, and have maturities of less than one year. During the first three months of 2011 and 2010, the Company recognized gross unrealized gains of $0.1 million and $0.8 million, respectively, or $0.04 million and $0.5 million net of taxes, respectively, to adjust amortized cost to fair value.

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 27, 2011	December 31, 2010	March 28, 2010
Components at the lower of FIFO cost or market
Raw materials and work in process	$99,538	$100,082	$98,420
Motorcycle finished goods	187,687	158,425	163,093
Parts and accessories and general merchandise	119,134	101,975	96,162

Inventory at lower of FIFO cost or market	406,359	360,482	357,675
Excess of FIFO over LIFO cost	(34,036)	(34,036)	(35,437)

	$372,323	$326,446	$322,238

Operating Cash Flow

The reconciliation of net income to net cash (used by) provided by operating activities is as follows (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net income	$119,260	$33,325
Loss from discontinued operations	—	(35,416)

Income from continuing operations	119,260	68,741
Adjustments to reconcile income from continuing operations to net cash (used by) provided by operating activities:
Depreciation	42,947	67,392
Amortization of deferred loan origination costs	19,329	22,519
Amortization of financing origination fees	3,107	9,064
Provision for employee long-term benefits	15,563	25,902
Contributions to pension and postretirement plans	(204,816)	(16,137)
Stock compensation expense	9,153	6,123
Net change in wholesale finance receivables	(163,967)	(173,994)
Provision for credit losses	5,606	31,806
Pension and postretirement healthcare plan curtailment and settlement expense	236	1,558
Foreign currency adjustments	29	(2,962)
Other, net	14,112	20,047
Changes in current assets and liabilities:
Accounts receivable, net	(27,048)	(26,656)
Finance receivables - accrued interest and other	3,542	5,934
Inventories	(38,200)	(7,158)
Accounts payable and accrued liabilities	98,960	176,880
Restructuring reserves	7,757	(2,125)
Derivative instruments	2,157	838
Other	(12,645)	(6,930)

Total adjustments	(224,178)	132,101

Net cash (used by) provided by operating activities of continuing operations	$(104,918)	$200,842

4.	Discontinued Operations

In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. The Company engaged a third party investment bank to assist with the marketing and sale of MV. During 2009, the Company recorded pre-tax impairment charges of $115.4 million related to MV. The 2009 impairment charges consisted of $85.5 million goodwill impairment, $19.8 million fixed asset impairment and $10.1 million intangible assets impairment.

At each subsequent reporting date in 2010 through the date of sale, the fair value less selling costs was re-assessed, and additional impairment charges totaling $111.8 million were recognized in 2010, of which $35.0 million was recognized in the first quarter of 2010. As the effort to sell MV progressed into 2010, adverse factors led to further decreases in the fair value of MV. During 2010, challenging economic conditions continued to persist, negatively impacting the appetite of prospective buyers and the motorcycle industry as a whole. Information coming directly from the selling process, including discussions with the prospective buyers, indicated a fair value that was less than previously estimated.

On August 6, 2010, the Company concluded its sale of MV to MV Augusta Motor Holding S.r.l., a company controlled by the former owner of MV. Under the agreement relating to the sale, (1) the Company received nominal consideration in return for the transfer of MV and related assets; (2) the parties waived their respective rights under the stock purchase agreement and other documents related to the Company’s purchase of MV in 2008, which included a waiver of the former owner’s right to contingent earn-out consideration; and (3) the Company contributed 20.0 million Euros to MV as operating capital. The 20.0 million Euros contributed were factored into the Company’s estimate of MV’s fair value prior to the sale and was recognized in the 2010 impairment charges discussed above. As a result of the impairment charges recorded prior to the sale, the Company only incurred an immaterial loss on the date of sale, which was included in the loss from discontinued operations, net of tax, during the year ended December 31, 2010.

The following table summarizes the net revenue, pre-tax loss, net loss and loss per common share from discontinued operations for the period noted (in thousands, except per share amounts):

Three months ended March 28, 2010
Revenue	$22,551
Loss before income taxes	$(41,809)
Net loss	$(35,416)
Loss per common share	$(0.15)

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

5.	Restructuring Expense

2011 Restructuring Plan

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement which takes effect in April 2012 when the current contract expires. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

After taking actions to implement the new ratified labor agreement (2011 Restructuring Plan), the Company expects to have about 540 full-time hourly unionized employees in its Kansas City facility when the contract is implemented in 2012, about 145 fewer than would be required under the existing contract.

Under the 2011 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $15 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. During the first quarter of 2011, the Company recorded a $6.5 million restructuring charge related to the 2011 Restructuring Plan.

The following table summarizes the Company’s 2011 Restructuring Plan reserve recorded in accrued liabilities as of March 27, 2011 (in thousands):

	Motorcycles & Related Products
	Employee Severance and Termination Costs	Other	Total
Restructuring expense	$6,382	$134	$6,516
Utilized - cash	—	(134)	(134)
Utilized - noncash	(236)	—	(236)

Balance March 27, 2011	$6,146	$—	$6,146

For the three months ended March 27, 2011, restructuring expense included $0.2 million of noncash curtailment losses related to the Company’s pension plan that covers employees of the Kansas City facility.

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

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $78 million in restructuring expenses related to the new contracts through 2012, of which approximately 35% are expected to be non-cash. On a cumulative basis, the Company has incurred $47.5 million of restructuring expense under the 2010 Restructuring Plan as of March 27, 2011, of which $3.1 million was incurred during the first quarter of 2011

The following table summarizes the Company’s 2010 Restructuring Plan reserve recorded in accrued liabilities as of March 27, 2011 (in thousands):

Motorcycles & Related Products
Employee Severance and Termination Costs
Balance December 31, 2010	$8,652
Restructuring expense	3,144
Utilized - cash	(594)

Balance March 27, 2011	$11,202

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) in the Motorcycles and Financial Services segments which are expected to be completed at various dates between 2009 and 2012. The 2009 Restructuring Plan was designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions include the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line.

The 2009 Restructuring Plan included a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $417 million to $432 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $356.7 million of restructuring and impairment expense under the 2009 Restructuring Plan as of March 27, 2011, of which $13.3 million was incurred during the first quarter of 2011. Approximately 2,500 employees have left the Company under the 2009 Restructuring Plan as of March 27, 2011.

The following table summarizes the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of March 27, 2011 (in thousands):

	Motorcycles & Related Products				Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Consolidated Total
Balance December 31, 2009	$36,070	$—	$31,422	$67,492	$219	$67,711
Restructuring expense	19,677	20,790	7,769	48,236	—	48,236
Utilized - cash	(23,774)	—	(6,123)	(29,897)	(44)	(29,941)
Utilized - noncash	1,023	(20,790)	(475)	(20,242)	(175)	(20,417)

Balance March 28, 2010	$32,996	$—	$32,593	$65,589	$—	$65,589
Restructuring expense	11,442	27,133	32,314	70,889	—	70,889
Utilized - cash	(20,620)	—	(55,391)	(76,011)	—	(76,011)
Utilized - noncash	—	(27,133)	(2,931)	(30,064)	—	(30,064)
Noncash reserve release	—	—	(3,821)	(3,821)	—	(3,821)

Balance December 31, 2010	$23,818	$—	$2,764	$26,582	$—	$26,582
Restructuring expense	2,954	—	10,385	13,339	—	13,339
Utilized - cash	(4,028)	—	(10,546)	(14,574)	—	(14,574)
Utilized - noncash	—	—	296	296	—	296

Balance March 27, 2011	$22,744	$—	$2,899	$25,643	$—	$25,643

Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the fourth quarter of 2010, the Company released $3.8 million of its 2009 Restructuring Plan reserve related to exiting the Buell product line as these costs are no longer expected to be incurred.

6.	Finance Receivables

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

Finance receivables, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	March 27, 2011	December 31, 2010	March 28, 2010
Retail	$5,225,155	$5,377,161	$5,766,920
Wholesale	959,952	813,997	1,061,183

	6,185,107	6,191,158	6,828,103
Allowance for credit losses	(159,684)	(173,589)	(192,100)

	$6,025,423	$6,017,569	$6,636,003

At March 27, 2011, December 31, 2010 and March 28, 2010, the Company’s Condensed Consolidated Balance Sheet included finance receivables of $2.94 billion, $3.38 billion and $4.11 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 7. These receivables are included in retail finance receivables in the table above.

A provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for credit losses on finance receivables at a level that is adequate to cover losses of principal inherent in the existing portfolio. The allowance for credit losses on finance receivables represents management’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date. However, due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company could differ from the amounts estimated.

Changes in the allowance for credit losses on finance receivables by portfolio for the three months ended March 27, 2011 were as follows (in thousands):

	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for finance credit losses	3,439	2,167	5,606
Charge-offs	(35,191)	—	(35,191)
Recoveries	15,665	15	15,680

Balance, end of period	$141,704	$17,980	$159,684

Included in the $141.7 million retail allowance for credit losses on finance receivables is $82.3 million related to finance receivables held by VIEs.

Portions of the allowance for credit losses on finance receivables are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance for credit losses on finance receivables covers estimated losses on finance receivables which are collectively reviewed for impairment. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.

The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. HDFS performs a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. HDFS utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have finance receivables specifically impaired.

The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreements. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance for credit losses, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance for credit losses is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.

Impaired wholesale finance receivables also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulty. Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize the economic loss the Company may modify certain impaired finance receivables in troubled debt restructurings. Total restructured finance receivables are not significant.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment at March 27, 2011, is as follows (in thousands):

	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$3,451	$3,451
Collectively evaluated for impairment	141,704	14,529	156,233

Total allowance for credit losses	$141,704	$17,980	$159,684

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$5,187	$5,187
Collectively evaluated for impairment	5,225,155	954,765	6,179,920

Total finance receivables	$5,225,155	$959,952	$6,185,107

Additional information related to the wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables,” at March 27, 2011 includes (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	5,187	5,037	3,451	5,527	—

Total impaired wholesale finance receivables	$5,187	$5,037	$3,451	$5,527	$—

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. Retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 27, 2011, all retail finance receivables are accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. The recorded investment of non-accrual status wholesale finance receivables at March 27, 2011 was $5.2 million.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables, at March 27, 2011 is as follows (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,059,870	$107,471	$32,691	$25,123	$165,285	$5,225,155
Wholesale	955,478	881	895	2,698	4,474	959,952

Total	$6,015,348	$108,352	$33,586	$27,821	$169,759	$6,185,107

Included in the $27.8 million of finance receivables contractually greater than 90 days past due, which includes non-accrual status finance receivables, are $25.1 million of retail finance receivables and $2.0 million of wholesale finance receivables that are accruing interest.

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

The recorded investment of retail finance receivables, by credit quality indicator, at March 27, 2011 was as follows (in thousands):

Prime	$4,185,825
Sub-prime	1,039,330

Total	$5,225,155

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, at March 27, 2011 was as follows (in thousands):

Doubtful	$20,550
Substandard	19,510
Special Mention	21,069
Medium Risk	16,225
Low Risk	882,598

Total	$959,952

7.	Asset-Backed Financing

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

HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of its VIEs within its consolidated financial statements. Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore not recorded on a consolidated basis.

HDFS is not required, and does not currently intend to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.

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

At March 27, 2011, the assets of the consolidated term asset-backed securitization SPEs totaled $3.22 billion and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet. At March 27, 2011, the SPEs held U.S. retail motorcycle finance receivables of $2.92 billion restricted as collateral for the payment of $2.32 billion of obligations under the secured notes. The SPEs also held $293.1 million of cash restricted for payment on the secured notes at March 27, 2011.

At March 28, 2010, the assets of the consolidated term asset-backed securitization SPEs totaled $4.48 billion and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet. At March 28, 2010, the SPEs held U.S. retail motorcycle finance receivables of $4.06 billion restricted as collateral for the payment of $3.61 billion of obligations under the secured notes. The SPEs also held $397.7 million of cash restricted for payment on the secured notes at March 28, 2010.

Asset-Backed Commercial Paper Conduit Facility VIE

On September 10, 2010, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility which reduced the total aggregate commitment from $1.20 billion to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 9, 2011.

At March 27, 2011, HDFS had no borrowings outstanding under the conduit facility. The SPE held $23.1 million of finance receivables and $1.8 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million. The assets of the SPE totaled $25.5 million at March 27, 2011 and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet.

At March 28, 2010, the SPE had no borrowings outstanding under the conduit facility. The SPE held $45.6 million of finance receivables and $3.6 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the then total aggregate commitment of $1.20 billion. The assets of the SPE totaled $54.5 million at March 28, 2010 and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at March 27, 2011 and March 28, 2010 (in thousands):

	March 27, 2011		March 28, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$932,515	$932,515	$1,442,798	$1,442,798
Marketable securities	$115,209	$115,209	$39,416	$39,416
Accounts receivable, net	$297,671	$297,671	$286,518	$286,518
Derivatives	$18	$18	$15,300	$15,300
Finance receivables, net	$6,105,350	$6,025,423	$6,624,864	$6,636,003
Restricted cash held by variable interest entities	$294,903	$294,903	$401,275	$401,275
Liabilities:
Accounts payable and accrued liabilities	$847,972	$847,972	$852,836	$852,836
Derivatives	$24,787	$24,787	$12,889	$12,889
Unsecured commercial paper	$488,493	$488,493	$286,837	$286,837
Credit facilities	$217,651	$217,651	$430,740	$430,740
Medium-term notes	$2,514,092	$2,347,624	$2,122,879	$2,102,154
Senior unsecured notes	$406,961	$303,000	$790,398	$600,000
Term asset-backed securitization debt	$2,366,270	$2,324,763	$3,689,921	$3,606,683

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

The fair values of the medium-term notes maturing in December 2012, December 2014, March 2016 and June 2018 are estimated based upon rates currently available for debt with similar terms and remaining maturities. The medium-term notes which matured in December 2010 were carried at fair value and included a fair value adjustment due to an interest rate swap agreement, designated as a fair value hedge, which effectively converted a portion of the note from a fixed to a floating rate.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 27, 2011 and March 28, 2010 (in thousands):

	Balance as of March 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$593,344	$593,344	$—	$—
Marketable securities	115,209	59,977	55,232	—
Derivatives	18	—	18	—

	$708,571	$653,321	$55,250	$—

Liabilities:
Derivatives	$24,787	$—	$24,787	$—

	Balance as of March 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,093,653	$1,093,653	$—	$—
Marketable securities	39,416	—	39,416	—
Derivatives	15,300	—	15,300	—

	$1,148,369	$1,093,653	$54,716	$—

Liabilities:
Derivatives	$12,889	$—	$12,889	$—

The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Foreign currency exchange contracts are valued using publicly quoted spot and forward prices; commodity contracts are valued using publicly quoted prices, where available, or dealer quotes; interest rate swaps are valued using publicized swap curves; and investments in marketable debt and equity securities are valued using publicly quoted prices.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. In addition, HDFS utilized interest rate swaps with its medium-term notes which matured in December 2010; however, the impact was to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, do not qualify for hedge accounting treatment. During 2010, the derivative contracts related to the third quarter 2007 term asset-backed securitization expired. Additionally, to facilitate the asset-backed commercial paper conduit facility agreements that the Company entered into in April 2009, HDFS entered into derivative contracts, which did not qualify for hedge accounting treatment. These derivative contracts were terminated in 2010. The fair value of HDFS’s interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 27, 2011			March 28, 2010
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$300,455	$—	$18,675	$144,871	$6,744	$2,197
Natural gas contracts(c)	3,165	—	26	3,523	—	745
Interest rate swaps - unsecured commercial paper(c)	126,000	—	6,068	166,000	—	9,667
Interest rate swaps - medium-term notes(d)	—	—	—	150,000	4,716	—

Total	$429,620	$—	$24,769	$464,394	$11,460	$12,609

	March 27, 2011			March 28, 2010
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Derivatives - securitization transactions	$17,723	$18	$18	$262,518	$—	$280
Derivatives - conduit facility	—	—	—	545,497	3,840	—

	$17,723	$18	$18	$808,015	$3,840	$280

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge
(d)	Derivative designated as a fair value hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended
Cash Flow Hedges	March 27, 2011	March 28, 2010
Foreign currency contracts	$(10,161)	$9,401
Natural gas contracts	(37)	(904)
Interest rate swaps - unsecured commercial paper	(8)	(1,800)

Total	$(10,206)	$6,697

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Expected to be Reclassified Over the Next Twelve Months
Cash Flow Hedges	March 27, 2011	March 28, 2010
Foreign currency contracts(a)	$(6,007)	$360	$(15,425)
Natural gas contracts(a)	(258)	(108)	(26)
Interest rate swaps - unsecured commercial paper(b)	(1,350)	(1,786)	(4,614)

Total	$(7,615)	$(1,534)	$(20,065)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the three months ended March 27, 2011 and March 28, 2010, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Loss Recognized in Income on Derivative
	Three months ended
Fair Value Hedges	March 27, 2011	March 28, 2010
Interest rate swaps - medium-term notes(a)	$—	$(1,356)

	Amount of Gain Recognized in Income on Hedged Debt
	Three months ended
Fair Value Hedges	March 27, 2011	March 28, 2010
Interest rate swaps - medium-term notes(a)	$—	$1,356

(a)	Gain/(loss) recognized in income is included in financial services interest expense.

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Loss Recognized in Income on Derivative
	Three months ended
Derivatives not Designated as Hedges	March 27, 2011	March 28, 2010
Derivatives - securitization transactions(a)	$—	$(9)
Derivatives - conduit facility(a)	—	(3,364)

	$—	$(3,373)

(a)	Gain/(loss) recognized in income is included in financial services revenue.

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

11.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	March 27, 2011		March 28, 2010
Net income		$119,260		$33,325
Other comprehensive income, net of tax:
Foreign currency translation adjustment		13,952		(8,818)
Derivative financial instruments:
Unrealized net (losses) gains arising during period	(6,426)		4,163
Less: net losses reclassified into net income	(4,808)	(1,618)	(985)	5,148

Marketable securities
Unrealized gains (losses) on marketable securities	41	41	(484)	(484)

Pension and postretirement benefit plans:
Amortization of actuarial loss	6,968		4,969
Amortization of net prior service (credit) cost	(719)		317
Pension and postretirement plan funded status adjustment	546		—
Less: actuarial loss reclassified into net income due to settlement	—		(1,625)
Less: prior service (cost) credit reclassified into net income due to net curtailment loss	(1)	6,796	644	6,267

		$138,431		$35,438

12.	Income Taxes

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010
Balance, beginning of period	$54,134	$68,044
Warranties issued during the period	11,225	9,903
Settlements made during the period	(10,296)	(13,265)
Recalls and changes to pre-existing warranty liabilities	2,048	5,522

Balance, end of period	$57,111	$70,204

The liability for safety recall campaigns was $3.4 million and $4.2 million as of March 27, 2011 and March 28, 2010, respectively.

14.	Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of March 27, 2011 and March 28, 2010.

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended
	March 27, 2011	March 28, 2010
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$119,260	$68,741

Denominator:
Denominator for basic earnings per share-weighted-average common shares	233,820	232,864
Effect of dilutive securities - employee stock compensation plan	2,083	1,364

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	235,903	234,228

Earnings per common share from continuing operations:
Basic	$0.51	$0.30
Diluted	$0.51	$0.29

Outstanding options to purchase 3.3 million and 4.4 million shares of common stock for the three months ended March 27, 2011 and March 28, 2010, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

	Three months ended
	March 27, 2011	March 28, 2010
Pension and SERPA Benefits
Service cost	$9,273	$10,393
Interest cost	20,147	19,457
Expected return on plan assets	(26,653)	(24,344)
Amortization of unrecognized:
Prior service cost	745	1,133
Net loss	7,554	5,642
Curtailment loss	236	—
Settlement loss	—	2,582

Net periodic benefit cost	$11,302	$14,863

Postretirement Healthcare Benefits
Service cost	$1,907	$2,517
Interest cost	4,911	5,297
Expected return on plan assets	(2,346)	(2,445)
Amortization of unrecognized:
Prior service credit	(969)	(629)
Net loss	1,798	2,251
Curtailment gain	—	(1,023)

Net periodic benefit cost	$5,301	$5,968

As disclosed in Note 5, the Company recorded restructuring expense of $6.5 million related to its 2011 Restructuring Plan during the first three months of 2011. The restructuring action resulted in a pension plan curtailment loss of $0.2 million, which is included in the $6.5 million restructuring expense. The curtailment loss also resulted in a pension plan remeasurement using a discount rate of 5.76% and a postretirement healthcare plan remeasurement using a discount rate of 5.3%. At December 31, 2010, the discount rates used to measure the pension plans and the postretirement healthcare plans were 5.79% and 5.28%, respectively. All other significant assumptions remain unchanged from the December 31, 2010 measurement date. As a result of the remeasurements, the Company recognized a funded status adjustment consisting of a $0.9 million decrease to its pension and postretirement healthcare liabilities and an increase to other comprehensive income of $0.9 million, or $0.5 million net of tax. During the first three months of 2010, the Company recorded restructuring expense of $48.2 million related to its 2009 Restructuring Plan, which included a postretirement healthcare plan curtailment gain of $1.0 million.

During the first three months of 2010, the Company incurred a $2.6 million settlement loss related to its SERPA plans. The settlement loss was the result of benefit payments made to former executives who departed from the Company during 2009.

During the first quarter of 2011, the Company contributed $200.0 million in cash to further fund its pension plans. No additional pension contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

16.	Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010
Motorcycles net revenue	$1,063,044	$1,037,335
Gross profit	351,866	379,547
Selling, administrative and engineering expense	203,805	205,204
Restructuring expense	22,999	48,236

Operating income from Motorcycles	125,062	126,107

Financial services income	161,886	169,837
Financial services expense	93,951	143,155

Operating income from Financial Services	67,935	26,682

Operating income	$192,997	$152,789

17.	Commitment and Contingencies

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

Environmental Protection Agency Notice

In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and engaged in discussions with the EPA. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $5.4 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

	Three months ended March 27, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,065,490	$—	$(2,446)	$1,063,044
Financial services	—	161,752	134	161,886

Total revenue	1,065,490	161,752	(2,312)	1,224,930
Costs and expenses:
Motorcycles and related products cost of goods sold	711,178	—	—	711,178
Financial services interest expense	—	58,035	—	58,035
Financial services provision for credit losses	—	5,606	—	5,606
Selling, administrative and engineering expense	203,671	32,756	(2,312)	234,115
Restructuring expense	22,999	—	—	22,999

Total costs and expenses	937,848	96,397	(2,312)	1,031,933

Operating income	127,642	65,355	—	192,997
Investment income	126,398	—	(125,000)	1,398
Interest expense	11,481	—	—	11,481

Income before provision for income taxes	242,559	65,355	(125,000)	182,914
Provision for income taxes	40,126	23,528	—	63,654

Income from continuing operations	202,433	41,827	(125,000)	119,260
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$202,433	$41,827	$(125,000)	$119,260

	Three months ended March 28, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,037,335	$—	$—	$1,037,335
Financial services	—	169,525	312	169,837

Total revenue	1,037,335	169,525	312	1,207,172
Costs and expenses:
Motorcycles and related products cost of goods sold	657,788	—	—	657,788
Financial services interest expense	—	81,203	—	81,203
Financial services provision for credit losses	—	31,806	—	31,806
Selling, administrative and engineering expense	204,892	30,146	312	235,350
Restructuring expense	48,236	—	—	48,236

Total costs and expenses	910,916	143,155	312	1,054,383

Operating income	126,419	26,370	—	152,789
Investment income	876	—	—	876
Interest expense	23,455	—	—	23,455

Income before provision for income taxes	103,840	26,370	—	130,210
Provision for income taxes	51,975	9,494	—	61,469

Income from continuing operations	51,865	16,876	—	68,741
Loss from discontinued operations, net of tax	(35,416)	—	—	(35,416)

Net income	$16,449	$16,876	$—	$33,325

	March 27, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$663,026	$269,489	$—	$932,515
Marketable securities	115,209	—	—	115,209
Accounts receivable, net	630,437	—	(332,766)	297,671
Finance receivables held for investment, net	—	1,276,780	—	1,276,780
Restricted finance receivables held by variable interest entities, net	—	637,760	—	637,760
Inventories	372,323	—	—	372,323
Restricted cash held by variable interest entities	—	294,903	—	294,903
Other current assets	172,062	71,365	—	243,427

Total current assets	1,953,057	2,550,297	(332,766)	4,170,588

Finance receivables held for investment, net	—	1,806,563	—	1,806,563
Restricted finance receivables held by variable interest entities, net	—	2,304,320	—	2,304,320
Property, plant and equipment, net	769,480	29,611	—	799,091
Goodwill	30,988	—	—	30,988
Other long-term assets	336,759	26,701	(69,868)	293,592

	$3,090,284	$6,717,492	$(402,634)	$9,405,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,746	$378,696	$(332,766)	$292,676
Accrued liabilities	493,896	89,253	(3,066)	580,083
Short-term debt	—	393,393	—	393,393
Current portion of long-term debt held by variable interest entities	—	721,179	—	721,179

Total current liabilities	740,642	1,582,521	(335,832)	1,987,331

Long-term debt	303,000	2,660,375	—	2,963,375
Long-term debt held by variable interest entities	—	1,603,584	—	1,603,584
Pension liability	99,627	—	—	99,627
Postretirement healthcare liability	254,505	—	—	254,505
Other long-term liabilities	145,739	10,733	—	156,472

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,546,771	860,279	(66,802)	2,340,248

	$3,090,284	$6,717,492	$(402,634)	$9,405,142

	December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$791,791	$230,142	$—	$1,021,933
Marketable securities	140,118	—	—	140,118
Accounts receivable, net	454,311	—	(191,929)	262,382
Finance receivables held for investment, net	—	1,080,432	—	1,080,432
Restricted finance receivables held by variable interest entities, net	—	699,026	—	699,026
Inventories	326,446	—	—	326,446
Restricted cash held by variable interest entities	—	288,887	—	288,887
Other current assets	158,692	136,285	(47,575)	247,402

Total current assets	1,871,358	2,434,772	(239,504)	4,066,626

Finance receivables held for investment, net	—	1,553,781	—	1,553,781
Restricted finance receivables held by variable interest entities, net	—	2,684,330	—	2,684,330
Property, plant and equipment, net	785,139	29,973	—	815,112
Goodwill	29,590	—	—	29,590
Other long-term assets	324,750	25,919	(69,368)	281,301

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,642	$253,794	$(224,090)	$225,346
Accrued liabilities	501,741	73,569	(18,639)	556,671
Short-term debt	—	480,472	—	480,472
Current portion of long-term debt held by variable interest entities	—	751,293	—	751,293

Total current liabilities	697,383	1,559,128	(242,729)	2,013,782

Long-term debt	303,000	2,213,650	—	2,516,650
Long-term debt held by variable interest entities	—	2,003,941	—	2,003,941
Pension liability	282,085	—	—	282,085
Postretirement healthcare benefits	254,762	—	—	254,762
Other long-term liabilities	140,804	11,850	—	152,654

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,332,803	940,206	(66,143)	2,206,866

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

	March 28, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,148,618	$294,180	$—	$1,442,798
Marketable securities	39,416	—	—	39,416
Accounts receivable, net	558,707	—	(272,189)	286,518
Finance receivables held for investment, net	—	1,252,420	—	1,252,420
Restricted finance receivables held by variable interest entities, net	—	809,779	—	809,779
Inventories	322,238	—	—	322,238
Assets of discontinued operations	151,175	—	—	151,175
Restricted cash held by variable interest entities	—	401,275	—	401,275
Other current assets	203,590	112,300	—	315,890

Total current assets	2,423,744	2,869,954	(272,189)	5,021,509

Finance receivables held for investment, net	—	1,274,734	—	1,274,734
Restricted finance receivables held by variable interest entities, net	—	3,299,070	—	3,299,070
Property, plant and equipment, net	814,992	32,488	—	847,480
Goodwill	29,818	—	—	29,818
Other long-term assets	272,336	25,026	(67,070)	230,292

	$3,540,890	$7,501,272	$(339,259)	$10,702,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,100	$312,994	$(272,189)	$265,905
Accrued liabilities	499,008	103,506	(2,694)	599,820
Liabilities of discontinued operations	61,726	—	—	61,726
Short-term debt	—	160,837	—	160,837
Current portion of long-term debt	191,458	204,711	—	396,169
Current portion of long-term debt held by variable interest entities	—	898,935	—	898,935

Total current liabilities	977,292	1,680,983	(274,883)	2,383,392

Long-term debt	600,000	2,262,725	—	2,862,725
Long-term debt held by variable interest entities	—	2,707,748	—	2,707,748
Pension liability	239,445	—	—	239,445
Postretirement healthcare liability	265,117	—	—	265,117
Other long-term liabilities	145,656	11,421	—	157,077

Commitments and contingencies (Note 17)
Total shareholders’ equity	1,313,380	838,395	(64,376)	2,087,399

	$3,540,890	$7,501,272	$(339,259)	$10,702,903

	Three months ended March 27, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$202,433	$41,827	$(125,000)	$119,260
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	41,340	1,607	—	42,947
Amortization of deferred loan origination costs	—	19,329	—	19,329
Amortization of financing origination fees	118	2,989	—	3,107
Provision for employee long-term benefits	16,445	(882)	—	15,563
Contributions to pension and postretirement plans	(204,816)	—	—	(204,816)
Stock compensation expense	8,481	672	—	9,153
Net change in wholesale finance receivables	—	—	(163,967)	(163,967)
Provision for credit losses	—	5,606	—	5,606
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Foreign currency adjustments	29	—	—	29
Other, net	1,884	12,228	—	14,112
Change in current assets and current liabilities:
Accounts receivable	(167,885)	—	140,837	(27,048)
Finance receivables - accrued interest and other	—	3,542	—	3,542
Inventories	(38,200)	—	—	(38,200)
Accounts payable and accrued liabilities	39,517	152,692	(93,249)	98,960
Restructuring reserves	7,757	—	—	7,757
Derivative instruments	2,178	(21)	—	2,157
Other	(12,706)	47,636	(47,575)	(12,645)

Total adjustments	(305,622)	245,398	(163,954)	(224,178)

Net cash (used by) provided by operating activities of continuing operations	(103,189)	287,225	(288,954)	(104,918)

Cash flows from investing activities of continuing operations:
Capital expenditures	(26,460)	(1,244)	—	(27,704)
Origination of finance receivables	—	(1,406,139)	856,939	(549,200)
Collections of finance receivables	—	1,369,924	(692,972)	676,952
Purchases of marketable securities	(5,000)	—	—	(5,000)
Sales and redemptions of marketable securities	29,974	—	—	29,974

Net cash (used by) provided by investing activities of continuing operations	(1,486)	(37,459)	163,967	125,022

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	447,076	—	447,076
Repayments of securitization debt	—	(430,471)	—	(430,471)
Net decrease in credit facilities and unsecured commercial paper	—	(96,174)	—	(96,174)
Net change in restricted cash	—	(6,016)	—	(6,016)
Dividends paid	(23,643)	(125,000)	125,000	(23,643)
Purchase of common stock for treasury	(4,699)	—	—	(4,699)
Excess tax benefits from share based payments	3,262	—	—	3,262
Issuance of common stock under employee stock option plans	3,861	—	—	3,861

Net cash used by financing activities of continuing operations	(21,219)	(210,585)	125,000	(106,804)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(2,846)	166	(13)	(2,693)
Net (decrease) increase in cash and cash equivalents of continuing operations	(128,740)	39,347	—	(89,393)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(25)	—	—	(25)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	(25)	—	—	(25)

Net (decrease) increase in cash and cash equivalents	$(128,765)	$39,347	$—	$(89,418)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations - beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(128,765)	39,347	—	(89,418)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$663,026	$269,489	$—	$932,515

	Three months ended March 28, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$16,449	$16,876	$—	$33,325
Loss from discontinued operations	(35,416)	—	—	(35,416)

Income from continuing operations	51,865	16,876	—	68,741
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	65,694	1,698	—	67,392
Amortization of deferred loan origination costs	—	22,519	—	22,519
Amortization of financing origination fees	256	8,808	—	9,064
Provision for employee long-term benefits	25,645	257	—	25,902
Contributions to pension and postretirement plans	(16,137)	—	—	(16,137)
Stock compensation expense	5,563	560	—	6,123
Net change in wholesale finance receivables	—	—	(173,994)	(173,994)
Provision for credit losses	—	31,806	—	31,806
Pension and postretirement healthcare plan curtailment and settlement expense	1,558	—	—	1,558
Foreign currency adjustments	(2,962)	—	—	(2,962)
Other, net	12,628	7,419	—	20,047
Change in current assets and current liabilities:
Accounts receivable	(211,284)	—	184,628	(26,656)
Finance receivables - accrued interest and other	—	5,934	—	5,934
Inventories	(7,158)	—	—	(7,158)
Accounts payable and accrued liabilities	145,379	216,147	(184,646)	176,880
Restructuring reserves	(1,906)	(219)	—	(2,125)
Derivative instruments	(1,829)	2,667	—	838
Other	(5,685)	(1,245)	—	(6,930)

Total adjustments	9,762	296,351	(174,012)	132,101

Net cash provided by operating activities of continuing operations	61,627	313,227	(174,012)	200,842

Cash flows from investing activities of continuing operations:
Capital expenditures	(14,156)	(402)	—	(14,558)
Origination of finance receivables	—	(1,264,777)	808,898	(455,879)
Collections of finance receivables	—	1,288,887	(634,904)	653,983

Net cash (used by) provided by investing activities of continuing operations	(14,156)	23,708	173,994	183,546

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(445,215)	—	(445,215)
Net decrease in credit facilities and unsecured commercial paper	—	(50,703)	—	(50,703)
Net change in restricted cash	—	(34,734)	—	(34,734)
Dividends paid	(23,488)	—	—	(23,488)
Purchase of common stock for treasury	(1,191)	—	—	(1,191)
Excess tax benefits from share based payments	34	—	—	34
Issuance of common stock under employee stock option plans	1,101	—	—	1,101

Net cash used by financing activities of continuing operations	(23,544)	(530,652)	—	(554,196)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	50	(674)	18	(606)
Net increase (decrease) in cash and cash equivalents of continuing operations	23,977	(194,391)	—	(170,414)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(13,723)	—	—	(13,723)
Cash flows from investing activities of discontinued operations	(393)	—	—	(393)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(635)	—	—	(635)

	(14,751)	—	—	(14,751)

Net increase (decrease) in cash and cash equivalents	$9,226	$(194,391)	$—	$(185,165)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	6,063	—	—	6,063
Net increase (decrease) in cash and cash equivalents	9,226	(194,391)	—	(185,165)
Less: Cash and cash equivalents of discontinued operations - end of period	(8,533)	—	—	(8,533)

Cash and cash equivalents - end of period	$1,148,618	$294,180	$—	$1,442,798

19.	Subsequent Event

On April 28, 2011, the Company and HDFS entered into a new four-year credit facility totaling $675.0 million. This facility replaces the existing $675.0 million 364-day facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight cruiser and touring motorcycles. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and VRSC. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson dealers and customers.

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

Overview

The Company’s 2011 first quarter income from continuing operations was $119.3 million, or $0.51 per share, compared to income from continuing operations of $68.7 million, or $0.29 per share in the first quarter of 2010. Worldwide retail sales of new Harley-Davidson motorcycles grew 3.5% in the first quarter of 2011, compared to last year’s first quarter, led by strength in Europe. In the U.S., retail sales decreased 0.5% due to macroeconomic conditions and price competition from competitor discounting and strong values on used Harley-Davidson motorcycles.

The Company’s increase in 2011 income from continuing operations was driven by higher operating income from financial services, which increased 154.6% compared to the first quarter of 2010. Operating income from motorcycles and related products was down 0.8% from the year-ago quarter and was impacted by expected inefficiencies related to the restructuring and implementation of the new operating system underway at the Company’s manufacturing operations in York. The Company remains focused on transforming to be leaner, more agile and more effective at delivering great products and experiences to an increasingly global community of customers. While the Company continues to be encouraged with its overall progress, it continues to expect a challenging business environment in 2011.

Please refer to the “Results of Operations for the Three Months Ended March 27, 2011 Compared to the Three Months Ended March 28, 2010” for additional details concerning the results.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 4, 2011), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

On April 19, 2011 the Company widened its full-year shipment guidance in response to what it believes will be a modest level of supply chain interruption arising from the March 11 earthquake and tsunami in Japan. The Company now expects to ship 215,000 to 228,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2011, compared to prior shipment guidance of 221,000 to 228,000 motorcycles. In the second quarter of 2011, the Company expects to ship 62,000 to 67,000 motorcycles.

The Company and its direct suppliers source a limited number of components and subcomponents, including motorcycle electronics, through suppliers in Japan, and the Company has several subcomponent parts on close watch for possible shortages related to the situation there. The Company identified a supply issue related to an electronic subcomponent used in radios for its motorcycles that could affect shipment volume, and the Company adjusted shipment guidance to reflect its estimate of the potential impact of the situation. Based on currently available information, the Company believes it has viable solutions for the radios and other subcomponents on its watch list and the Company continues to work closely with its suppliers to monitor the situation and address issues as necessary.

Also on April 19, 2011, the Company announced that it now expects 2011 gross margin to be between 33.5% and 35.0%, versus previous guidance of 34.0% to 35.0%, as a direct result of the anticipated supply chain interruption. The Company continues to expect full-year capital expenditures of between $210 million and $230 million, including $60 million to $75 million to support restructuring activities. The Company anticipates it will have the ability to fund all capital expenditures in 2011 with cash flows generated by operations. The Company reiterated on April 19, 2011 that it expects the full year 2011 effective income tax rate to be approximately 35% for continuing operations.

Restructuring Activities(1)

2011 Restructuring Plan

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement which takes effect in April 2012 when the current contract expires. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

After taking actions to implement the new ratified labor agreement (2011 Restructuring Plan), the Company expects to have about 540 full-time hourly unionized employees in its Kansas City facility when the contract is implemented in 2012, about 145 fewer than would be required under the existing contract.

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

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that are expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions include the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line.

The 2009 restructuring plans included a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Restructuring Costs and Savings

During the three months ended March 27, 2011, the Company incurred $23.0 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $387.8 million in restructuring and impairment expense incurred since its restructuring activities were initiated in 2009. The Company expects total costs for 2011, 2010 and 2009 restructuring plan activities to result in one-time restructuring and impairment expenses of $510 million to $525 million from 2009 through 2012 of which approximately 30% are expected to be non-cash. In 2011, the Company expects to incur restructuring expenses of $95 million to $105 million. The Company anticipates annual ongoing total savings from restructuring of approximately $305 million to $325 million upon completion of all announced restructuring activities. In the near-term, the Company has realized or estimates that it will realize savings from these restructuring activities, measured against 2008, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales);

•	2010 - $172 million (64% operating expense and 36% cost of sales);

•	2011 - $210 million to $230 million (45-55% operating expense and 45-55% cost of sales);

•	2012 - $275 million to $295 million (35-45% operating expense and 55-65% cost of sales); and

•	Ongoing annually upon completion - $305 million to $325 million (30-40% operating expense and 60-70% cost of sales).

Discontinued Operations

On August 6, 2010, the Company concluded the sale of MV Agusta to a company controlled by the former owner of MV Agusta. During the three months ended March 28, 2010, the Company incurred a loss from discontinued operations, net of tax, of $35.4 million, comprised of operating losses and impairment charges.

Results of Operations for the Three Months Ended March 27, 2011

Compared to the Three Months Ended March 28, 2010

Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 27, 2011	March 28, 2010	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$125,062	$126,107	$(1,045)	(0.8%)

Operating income from financial services	67,935	26,682	41,253	154.6

Operating income	192,997	152,789	40,208	26.3
Investment income	1,398	876	522	59.6
Interest expense	11,481	23,455	(11,974)	(51.1)

Income before income taxes	182,914	130,210	52,704	40.5
Provision for income taxes	63,654	61,469	2,185	3.6

Income from continuing operations	119,260	68,741	50,519	73.5
Loss from discontinued operations, net of income taxes	—	(35,416)	35,416	N/M

Net income	$119,260	$33,325	$85,935	257.9%

Diluted earnings per share from continuing operations	$0.51	$0.29	$0.22	75.9%

Diluted loss per share from discontinued operations	$—	$(0.15)	$0.15	N/M

Diluted earnings per share	$0.51	$0.14	$0.37	264.3%

Operating income for the Motorcycles segment during the first quarter of 2011 was flat compared to first quarter 2010 primarily due to lower gross profit offset by lower restructuring expenses. Operating income for the Financial Services segment improved by $41.3 million during the first quarter of 2011 due to favorable net interest income and improved credit performance in the retail motorcycle loan portfolio. The favorable net interest income was primarily due to a lower cost of funds. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for the first quarter of 2011 includes $11.4 million related to the Company’s senior unsecured notes, compared to $22.5 million in the first quarter of 2010. The decrease in interest expense on the senior unsecured notes is due to the Company’s repurchase of $297.0 million of the $600.0 million senior unsecured notes during the fourth quarter of 2010.

The effective income tax rate for the first quarter of 2011 was 34.8% compared to 47.2% for the first quarter of 2010. During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change which affected the Company’s first quarter 2010 income tax rate.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 3.5% during the first quarter of 2011 compared to the first quarter of 2010. Retail sales of Harley-Davidson motorcycles increased 11.3% internationally in the quarter while decreasing 0.5% in the United States. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 3.1% in the United States for the three months ended March 31, 2011 and up 9.2% in Europe for the two months ended February 28, 2011 when compared to the same periods in 2010. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	March 27, 2011	March 28, 2010	(Decrease) Increase	% Change
North America Region
United States	31,691	31,845	(154)	(0.5%)
Canada	2,037	1,895	142	7.5

Total North America Region	33,728	33,740	(12)	0.0

Europe Region (Includes Middle East and Africa)
Europe(b)	9,167	7,558	1,609	21.3
Other	1,246	931	315	33.8

Total Europe Region	10,413	8,489	1,924	22.7

Asia Pacific Region
Japan	1,831	2,018	(187)	(9.3)
Other	2,429	2,416	13	0.5

Total Asia Pacific Region	4,260	4,434	(174)	(3.9)

Latin America Region	1,194	1,262	(68)	(5.4)

Total Worldwide Retail Sales	49,595	47,925	1,670	3.5%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	Three months ended		Increase	% Change
	March 31, 2011	March 31, 2010
United States(b)	58,817	57,069	1,748	3.1%

	Two months ended
	February 28, 2011	February 28, 2010	Increase	% Change
Europe(c)	30,311	27,763	2,548	9.2%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Giral S.A., an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended					% Change
	March 27, 2011		March 28, 2010		(Decrease) Increase
United States	34,866	64.8%	35,668	66.5%	(802)	(2.2%)
International	18,961	35.2%	18,006	33.5%	955	5.3

Harley-Davidson motorcycle units	53,827	100.0%	53,674	100.0%	153	0.3%

Touring motorcycle units	22,496	41.8%	22,885	42.6%	(389)	(1.7%)
Custom motorcycle units(a)	20,670	38.4%	22,572	42.1%	(1,902)	(8.4)
Sportster motorcycle units	10,661	19.8%	8,217	15.3%	2,444	29.7

Harley-Davidson motorcycle units	53,827	100.0%	53,674	100.0%	153	0.3%

Buell motorcycle units	23		1,774		(1,751)	(98.7%)

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 53,827 Harley-Davidson motorcycles worldwide during the first quarter of 2011, which was 0.3% higher than the first quarter of 2010 and in line with Company expectations. U.S. dealer inventory at the end of the first quarter of 2011 increased modestly over December 2010 in advance of the spring selling season, however, U.S. dealer inventory of new Harley-Davidson motorcycle units was approximately 10,500 lower than at the end of the first quarter of 2010. The Company announced on April 19, 2011 that it anticipates shipping between 62,000 to 67,000 Harley-Davidson motorcycle units in the second quarter of 2011.(1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010	Increase (Decrease)	% Change
Revenue:
Harley-Davidson motorcycles	$833,388	$808,806	$24,582	3.0%
Buell motorcycles	113	10,790	(10,677)	(99.0)

	833,501	819,596	13,905	1.7
Parts & Accessories	164,333	149,086	15,247	10.2
General Merchandise	62,566	66,255	(3,689)	(5.6)
Other	2,644	2,398	246	10.3

Total revenue	1,063,044	1,037,335	25,709	2.5

Cost of goods sold	711,178	657,788	53,390	8.1

Gross profit	351,866	379,547	(27,681)	(7.3)

Selling & administrative expense	173,254	175,095	(1,841)	(1.1)
Engineering expense	30,551	30,109	442	1.5
Restructuring expense	22,999	48,236	(25,237)	(52.3)

Operating expense	226,804	253,440	(26,636)	(10.5)

Operating income from motorcycles	$125,062	$126,107	$(1,045)	(0.8%)

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2010 to the first quarter of 2011 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
March 28, 2010	$1,037.3	$657.8	$379.5

Volume	0.7	0.5	0.2
Foreign currency exchange rates and hedging	9.9	15.9	(6.0)
Product mix	15.1	9.8	5.3
Raw material prices	—	5.7	(5.7)
Manufacturing costs	—	21.4	(21.4)

Total	25.7	53.3	(27.6)

March 27, 2011	$1,063.0	$711.1	$351.9

•

Foreign currency exchange rates during the first quarter of 2011 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year and more than offset the positive impact of revenue.

•	Product mix benefited net revenue and gross profit primarily from product mix changes within the Company’s motorcycle families partially offset by product mix changes between motorcycle families.

•	Raw material prices were higher in the first quarter of 2011 relative to the first quarter of 2010 due to increasing metals and fuel costs.

•

Manufacturing costs increased primarily due to near-term inefficiencies associated with the Company’s restructuring and transformation at its York, Pennsylvania facility. The restructuring of the York facility is expected to be largely complete in the first half of 2012. Through the next several quarters, the Company continues to expect costs to be adversely impacted by restructuring activities.(1)

The net decrease in operating expense was primarily due to lower restructuring expense related to the Company’s previously announced restructuring activities. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010	(Decrease) Increase	% Change
Interest income	$149,425	$160,012	$(10,587)	(6.6%)
Other income	12,461	9,825	2,636	26.8

Financial services revenue	161,886	169,837	(7,951)	(4.7)

Interest expense	58,035	81,203	(23,168)	(28.5)
Provision for credit losses	5,606	31,806	(26,200)	(82.4)
Operating expenses	30,310	30,146	164	0.5

Financial services expense	93,951	143,155	(49,204)	(34.4)

Operating income from financial services	$67,935	$26,682	$41,253	154.6%

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

Interest income for the three months ended March 27, 2011 decreased primarily due to lower average retail and wholesale finance receivables outstanding. Interest expense was also lower due to a lower debt balance related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds.

Other income increased during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a $3.4 million hedging loss recognized in the first quarter of 2010. During the first quarter of 2010, the Company held derivative contracts associated with the asset-backed commercial paper conduit facility which did not qualify for hedge accounting treatment. The derivative contracts were terminated in December 2010.

The provisions for credit losses related to retail finance receivables and wholesale finance receivables decreased by $28.8 million and increased by $1.7 million, respectively, in the first quarter of 2011 compared to the first quarter of 2010. The decrease in the retail provision for credit losses was due primarily to favorable retail receivable credit loss performance. During the first quarter of 2011, the total allowance for credit losses decreased by $14.0 million to $159.7 million to lower anticipated credit losses.

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010
Balance, beginning of period	$173,589	$150,082
Allowance related to newly consolidated finance receivables(a)	—	49,424
Provision for finance credit losses	5,606	31,806
Charge-offs, net of recoveries	(19,511)	(39,212)

Balance, end of period	$159,684	$192,100

(a)	As part of the required consolidation of formerly off-balance sheet securitization trusts on January 1, 2010, the Company consolidated a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.

At March 27, 2011, the allowance for finance credit losses on finance receivables was $18.0 million for wholesale receivables and $141.7 million for retail receivables, which includes $82.3 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At March 28, 2010, the allowance for finance credit losses on finance receivables was $16.4 million for wholesale receivables and $175.7 million for retail receivables, which includes $128.3 million related to receivables held by VIEs.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Other Matters

New Accounting Standards Not Yet Adopted

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 amends the guidance within ASC Topic 310, “Receivables” to clarify how creditors determine when a restructuring constitutes a troubled debt restructuring. In addition, ASU No. 2011-02 clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties even though the debtor may not be in payment default. The Company is required to adopt ASU No. 2011-02 beginning in the third quarter of 2011 and is currently evaluating the impact of adoption.

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

Environmental Protection Agency Notice

In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and engaged in discussions with the EPA. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $5.4 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Liquidity and Capital Resources as of March 27, 2011(1)

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

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities as of March 27, 2011 (in thousands):

Cash and cash equivalents	$932,515
Marketable securities	115,209

Total cash and cash equivalents and marketable securities	1,047,724
Global credit facilities(a)	643,856
Asset-backed conduit facility(b)	600,000

Total availability under credit facilities	1,243,856

Total	$2,291,580

(a)	$675.0 million of the Company’s total $1.35 billion global credit facilities was replaced on April 28, 2011.
(b)	The conduit facility is set to expire in September 2011.

The Company recognizes that it must continue to monitor and adjust to changes in the lending environment for its Financial Services operations. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets. These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Three months ended
	March 27, 2011	March 28, 2010
Net cash (used by) provided by operating activities	$(104,918)	$200,842
Net cash provided by investing activities	125,022	183,546
Net cash used by financing activities	(106,804)	(554,196)
Effect of exchange rate changes on cash and cash equivalents	(2,693)	(606)

Net decrease in cash and cash equivalents of continuing operations	$(89,393)	$(170,414)

Operating Activities of Continuing Operations

The decrease in operating cash flow for the first three months of 2011 compared to the first three months of 2010 was due primarily to a $200.0 million contribution to the Company’s pension plans and changes in working capital. No additional pension contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $27.7 million in the first quarter of 2011 compared to $14.6 million in the same period last year. Net cash inflows from finance receivables held for investment for the first three months of 2011 were $70.4 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2011. A net decrease in marketable securities during the first quarter of 2011 resulted in higher investing cash flows of approximately $25 million compared to the same period last year.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Share repurchases during the first quarters of 2010 and 2011 were limited to shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of March 27, 2011, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.10 per share totaling $23.6 million and $23.5 million during the first three months of 2011 and 2010, respectively.

Financing cash flows related to debt activity resulted in net cash outflows of $79.6 million in the first quarter of 2011 compared to $495.9 million in the first quarter of 2010. As noted below, the Company issued $450 million of medium-term notes during March 2011. The Company’s total outstanding debt consisted of the following as of March 27, 2011 and March 28, 2010 (in thousands):

	March 27, 2011	March 28, 2010
Global credit facilities	$217,651	$430,740
Unsecured commercial paper	488,493	286,837
Medium-term notes	2,347,624	2,102,154
Senior unsecured notes	303,000	600,000

	3,356,768	3,419,731
Term asset-backed securitization debt held by VIEs	2,324,763	3,606,683

Total debt	$5,681,531	$7,026,414

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 27, 2011 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Stable

Standard & Poor’s	A2	BBB	Stable

Fitch	F2	BBB+	Stable

Global Credit Facilities – On April 28, 2011, the Company and HDFS entered into a new $675.0 million four-year credit facility to refinance and replace a $675.0 million 364-day credit facility, that matured in April 2011. The new four-year credit facility matures in April 2015. The Company and HDFS also have a $675.0 million three-year credit facility which matures in April 2013. The new four-year credit facility and three-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of March 27, 2011 supported by the 364-day credit facility that matured in April 2011 and the $675.0 million three-year credit facility discussed above. The four-year facility the Company entered into on April 28, 2011 did not change the amount of unsecured commercial paper HDFS can issue. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 27, 2011 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	5.25%	December 2007	December 2012
$500,000	5.75%	November 2009	December 2014
$450,000	3.875%	March 2011	March 2016
$1,000,000	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. At March 28, 2010, HDFS had $200.0 million of 5.00% medium-term notes outstanding. At March 28, 2010, those notes included a fair value adjustment increasing the balance by $4.7 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements was to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which was based on 3-month LIBOR. Those notes matured in December 2010 and the principal and accrued interest were paid in full. As a result, the Notes do not include a fair value adjustment as the interest rate swaps were related to those particular medium-term notes. Unamortized discounts on the Notes reduced the balance by $2.4 million and $2.6 million at March 27, 2011 and March 28, 2010 respectively.

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

Asset-Backed Commercial Paper Conduit Facility – On September 10, 2010, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At March 27, 2011, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 27, 2011, the conduit facility expires on September 9, 2011.

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

As of March 27, 2011, the assets of the VIEs totaled $3.22 billion, of which $2.92 billion of finance receivables and $293.1 million of cash were restricted as collateral for the payment of $2.32 billion of obligations under the secured notes. Approximately $721.2 million of the obligations under the secured notes were classified as current at March 27, 2011, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of March 27, 2011 and March 28, 2010, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0 and HDFS must maintain a consolidated tangible net worth of not less than $500.0 million. In addition, the Company was required to maintain a minimum interest coverage ratio of 2.5 to 1.0 for the quarter ended March 27, 2011. As a result of the new $675.0 million four-year credit facility which replaced the $675 million 364-day credit facility that matured in April 2011, HDFS will no longer have a requirement to maintain a minimum consolidated tangible net worth and the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter subsequent to March 27, 2011 until June 30, 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the Company’s senior unsecured notes.

At March 27, 2011, HDFS and the Company remained in compliance with all of the then existing covenants.

Cash Flows from Discontinued Operations

During the three months ended March 27, 2011, cash flows from discontinued operations were not material. During the three months ended March 28, 2010, cash flows from discontinued operations were a net cash outflow of $14.8 million.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	manage supply chain issues, including the ability of several Company suppliers to execute short-term and long-term contingency plans for maintaining supply, or obtaining alternate supply, of certain components and sub-components currently manufactured in Japan;

(ii)	execute its business strategy;

(iii)	effectively execute the Company’s restructuring plans within expected costs and timing;

(iv)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems;

(v)	anticipate the level of consumer confidence in the economy;

(vi)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead;

(vii)	successfully implement with the Company’s labor unions the agreements that the Company has executed with them that the Company believes will provide flexibility and cost-effectiveness to accomplish restructuring goals and long-term competitiveness;

(viii)	manage production capacity and production changes;

(ix)	provide products, services and experiences that are successful in the marketplace;

(x)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace;

(xi)	manage the risks that the Company’s independent dealers may have difficulty obtaining capital and managing through unfavorable economic conditions and consumer demand;

(xii)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital;

(xiii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio;

(xiv)	sell all of its motorcycles and related products and services to its independent dealers;

(xv)	continue to develop the capabilities of its distributor and dealer network;

(xvi)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations;

(xvii)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices;

(xviii)	adjust to healthcare inflation and reform, pension reform and tax changes;

(xix)	retain and attract talented employees; and

(xx)	detect any issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company’s ability to manage through inconsistent economic conditions.

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

Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2010.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended March 27, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Protection Agency Notice

In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and engaged in discussions with the EPA. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $5.4 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 27, 2011:

2011 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 30	403	$35	—	24,061,180

January 31 to February 27	113,775	$42	—	24,726,562

February 28 to March 27	2,317	$41	—	24,735,748

Total	116,495	$42	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the quarter ended March 27, 2011.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of March 27, 2011, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2011, the Company acquired 116,495 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 56 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 4, 2011	/s/ John A. Olin
John A. Olin
Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: May 4, 2011	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 27, 2011, filed on May 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.