Form 10-Q
period 2011-06-26
HARLEY DAVIDSON INC
filed 2011-08-04
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Number of shares of the registrant’s common stock outstanding at July 27, 2011: 236,411,743 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 26, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenue:
Motorcycles and related products	$1,339,744	$1,135,101	$2,402,788	$2,172,436
Financial services	165,853	173,705	327,739	343,542

Total revenue	1,505,597	1,308,806	2,730,527	2,515,978

Costs and expenses:
Motorcycles and related products cost of goods sold	871,476	738,117	1,582,654	1,395,905
Financial services interest expense	56,991	69,121	115,026	150,324
Financial services provision for credit losses	(6,790)	9,262	(1,184)	41,068
Selling, administrative and engineering expense	268,424	243,429	502,539	478,779
Restructuring expense	13,594	30,125	36,593	78,361

Total costs and expenses	1,203,695	1,090,054	2,235,628	2,144,437

Operating income	301,902	218,752	494,899	371,541
Investment income	1,748	1,551	3,146	2,427
Interest expense	11,350	23,591	22,831	47,046

Income before provision for income taxes	292,300	196,712	475,214	326,922
Provision for income taxes	101,720	57,425	165,374	118,894

Income from continuing operations	190,580	139,287	309,840	208,028
Loss from discontinued operations, net of tax	—	(68,130)	—	(103,546)

Net income	$190,580	$71,157	$309,840	$104,482

Earnings per common share from continuing operations:
Basic	$0.81	$0.60	$1.32	$0.89
Diluted	$0.81	$0.59	$1.31	$0.89
Loss per common share from discontinued operations:
Basic	$—	$(0.29)	$—	$(0.44)
Diluted	$—	$(0.29)	$—	$(0.44)
Earnings per common share:
Basic	$0.81	$0.30	$1.32	$0.45
Diluted	$0.81	$0.30	$1.31	$0.45
Cash dividends per common share	$0.125	$0.10	$0.225	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) June 26, 2011	December 31, 2010	(Unaudited) June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$973,478	$1,021,933	$1,414,912
Marketable securities	244,555	140,118	86,518
Accounts receivable, net	265,663	262,382	248,620
Finance receivables held for investment, net	1,144,886	1,080,432	1,061,598
Restricted finance receivables held by variable interest entities, net	573,208	699,026	743,697
Inventories	337,472	326,446	296,920
Assets of discontinued operations	—	—	85,126
Restricted cash held by variable interest entities	244,060	288,887	344,595
Other current assets	217,656	247,402	304,015

Total current assets	4,000,978	4,066,626	4,586,001
Finance receivables held for investment, net	2,306,165	1,553,781	1,717,644
Restricted finance receivables held by variable interest entities, net	1,939,181	2,684,330	2,850,684
Property, plant and equipment, net	788,943	815,112	810,104
Goodwill	31,156	29,590	28,110
Other long-term assets	295,556	281,301	231,350

	$9,361,979	$9,430,740	$10,223,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,395	$225,346	$241,719
Accrued liabilities	590,096	556,671	592,185
Liabilities of discontinued operations	—	—	61,501
Short-term debt	694,137	480,472	322,941
Current portion of long-term debt	—	—	341,452
Current portion of long-term debt held by variable interest entities	635,604	751,293	817,602

Total current liabilities	2,197,232	2,013,782	2,377,400
Long-term debt	2,893,462	2,516,650	2,825,334
Long-term debt held by variable interest entities	1,217,778	2,003,941	2,227,025
Pension liability	103,511	282,085	244,115
Postretirement healthcare liability	258,881	254,762	265,326
Other long-term liabilities	159,719	152,654	147,689
Commitments and contingencies (Note 17)
Total shareholders’ equity	2,531,396	2,206,866	2,137,004

	$9,361,979	$9,430,740	$10,223,893

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 26, 2011	June 27, 2010
Net cash provided by operating activities of continuing operations (Note 3)	$472,962	$726,010
Cash flows from investing activities of continuing operations:
Capital expenditures	(69,267)	(45,754)
Origination of finance receivables held for investment	(1,434,607)	(1,201,812)
Collections on finance receivables held for investment	1,416,610	1,364,188
Purchases of marketable securities	(142,653)	(60,670)
Sales and redemptions of marketable securities	39,966	13,526

Net cash provided by (used by) investing activities of continuing operations	(189,951)	69,478
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	447,076	—
Repayments of securitization debt	(901,851)	(1,007,271)
Net increase in credit facilities and unsecured commercial paper	131,039	38,235
Net change in restricted cash	44,827	21,946
Dividends	(53,152)	(47,033)
Purchase of common stock for treasury	(5,678)	(1,191)
Excess tax benefits from share-based payments	3,476	3,400
Issuance of common stock under employee stock option plans	4,534	7,184

Net cash used by financing activities of continuing operations	(329,729)	(984,730)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(1,702)	(3,172)
Net decrease in cash and cash equivalents of continuing operations	(48,420)	(192,414)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(35)	(22,010)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(1,856)

	(35)	(23,866)

Net decrease in cash and cash equivalents	$(48,455)	$(216,280)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,021,933	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	—	6,063
Net decrease in cash and cash equivalents	(48,455)	(216,280)
Less: Cash and cash equivalents of discontinued operations - end of period	—	(5,304)

Cash and cash equivalents - end of period	$973,478	$1,414,912

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of June 26, 2011 and June 27, 2010, the condensed consolidated statements of operations for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 amended the guidance within ASC Topic 860, “Transfers and Servicing,” primarily by removing the concept of a qualifying special purpose entity as well as removing the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Upon the effective adoption date, formerly qualifying special purpose entities (QSPEs) as defined under prior U.S. GAAP had to be evaluated for consolidation within an entity’s financial statements. Additionally, the guidance within ASC Topic 860 requires enhanced disclosures about the transfer of financial assets as well as an entity’s continuing involvement, if any, in transferred financial assets. In connection with term asset-backed securitization transactions prior to 2009, HDFS utilized QSPEs as defined under prior U.S. GAAP which were not subject to consolidation in the Company’s financial statements.

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

Accounting Standards Not Yet Adopted

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 amends the guidance within ASC Topic 310, “Receivables,” to clarify how creditors determine when a restructuring constitutes a troubled debt restructuring. In addition, ASU No. 2011-02 clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties even though the debtor may not be in payment default. The Company is required to adopt ASU No. 2011-02 beginning in the third quarter of 2011 and is currently evaluating the impact of adoption.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement” to ensure consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company is required to adopt ASU No. 2011-04 beginning in the first quarter of 2012 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income,” to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to adopt ASU No. 2011-05 beginning in the first quarter of 2012 and the adoption of ASU No. 2011-05 will only impact the format of the current presentation.

3.	Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	June 26, 2011	December 31, 2010	June 27, 2010
Available-for-sale:
Corporate bonds	$194,556	$50,231	$86,518
U.S. Treasuries	49,999	89,887	—

	$244,555	$140,118	$86,518

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income, and have maturities of less than one year. During the first half of 2011 and 2010, the Company recognized gross unrealized gains of $1.7 million and losses of $0.8 million, respectively, or $1.1 million and $0.5 million net of taxes, respectively, to adjust amortized cost to fair value.

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 26, 2011	December 31, 2010	June 27, 2010
Components at the lower of FIFO cost or market
Raw materials and work in process	$108,518	$100,082	$91,523
Motorcycle finished goods	147,787	158,425	144,671
Parts and accessories and general merchandise	115,202	101,975	96,163

Inventory at lower of FIFO cost or market	371,507	360,482	332,357
Excess of FIFO over LIFO cost	(34,035)	(34,036)	(35,437)

	$337,472	$326,446	$296,920

Operating Cash Flow

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net income	$309,840	$104,482
Loss from discontinued operations	—	(103,546)

Income from continuing operations	309,840	208,028
Adjustments to reconcile income from continuing operations to net cash (used by) provided by operating activities:
Depreciation	89,543	136,600
Amortization of deferred loan origination costs	39,054	44,841
Amortization of financing origination fees	5,833	13,774
Provision for employee long-term benefits	34,456	45,506
Contributions to pension and postretirement plans	(205,498)	(22,151)
Stock compensation expense	20,537	13,935
Net change in wholesale finance receivables	11,909	100,956
Provision for credit losses	(1,184)	41,068
Pension and postretirement healthcare plan curtailment and settlement expense	236	1,558
Foreign currency adjustments	(2,813)	(14,429)
Other, net	27,226	30,093
Changes in current assets and liabilities:
Accounts receivable, net	8,301	1,527
Finance receivables - accrued interest and other	5,553	7,742
Inventories	(530)	11,077
Accounts payable and accrued liabilities	133,838	134,389
Restructuring reserves	3,195	(25,391)
Derivative instruments	1,195	1,260
Other	(7,729)	(4,373)

Total adjustments	163,122	517,982

Net cash provided by operating activities of continuing operations	$472,962	$726,010

4.	Discontinued Operations

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

At each subsequent reporting date in 2010 through the date of sale, the fair value less selling costs was re-assessed and additional impairment charges totaling $111.8 million were recognized in 2010. As the effort to sell MV progressed into 2010, adverse factors led to decreases in the fair value of MV. During 2010, challenging economic conditions continued to persist, negatively impacting the appetite of prospective buyers and the motorcycle industry as a whole. Information coming directly from the selling process, including discussions with the prospective buyers, indicated a fair value that was less than previously estimated.

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

The following table summarizes the net revenue, pre-tax loss, net loss and loss per common share from discontinued operations for the period noted (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 27, 2010	June 27, 2010
Revenue	$22,029	$44,580
Loss before income taxes	$(83,580)	$(125,389)
Net loss	$(68,130)	$(103,546)
Loss per common share	$(0.29)	$(0.44)

Included in the first half 2010 operating loss was an impairment charge of $111.8 million, or $90.2 million net of tax, which represented the excess of net book value of the held-for-sale assets over the fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $32.3 million accounts receivable valuation allowance; $25.2 million inventory valuation; $26.9 million fixed asset impairment; $15.8 million intangible asset impairment; $2.6 million other asset valuation allowance; and $9.0 million of currency translation adjustment.

At June 27, 2010, assets of discontinued operations consisted of $4.1 million of accounts receivable, net; $3.5 million of inventories; and $77.5 million of other assets. At June 27, 2010, liabilities of discontinued operations consisted of $44.9 million of accounts payable and accrued liabilities and $16.6 million of other liabilities.

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

After taking actions to implement the new ratified labor agreement (2011 Restructuring Plan), the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the existing contract. The new contract will be implemented in 2012.

Under the 2011 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $15 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. During the first six months of 2011, the Company recorded a $7.5 million restructuring charge related to the 2011 Restructuring Plan.

The following table summarizes the Company’s 2011 Restructuring Plan reserve recorded in accrued liabilities as of June 26, 2011 (in thousands):

	Motorcycles & Related Products
	Employee Severance and Termination Costs	Other	Total
Restructuring expense	$7,177	$340	$7,517
Utilized - cash	(3,843)	(340)	(4,183)
Utilized - noncash	(236)	—	(236)

Balance June 26, 2011	$3,098	$—	$3,098

For the six months ended June 26, 2011, restructuring expense included $0.2 million of noncash curtailment losses related to the Company’s pension plan that covers employees of the Kansas City facility.

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

After taking actions to implement the new ratified labor agreements (2010 Restructuring Plan), the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee facilities when the contracts are implemented in 2012, than would be required under the existing contract. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is implemented, than would be required under the current contract.

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $67 million in restructuring expenses related to the new contracts through 2012, of which approximately 42% are expected to be non-cash. On a cumulative basis, the Company has incurred $50.7 million of restructuring expense under the 2010 Restructuring Plan as of June 26, 2011, of which $6.3 million was incurred during the first half of 2011.

The following table summarizes the Company’s 2010 Restructuring Plan reserve recorded in accrued liabilities as of June 26, 2011 (in thousands):

Motorcycles & Related Products
Employee Severance and Termination Costs
Balance December 31, 2010	$8,652
Restructuring expense	6,296
Utilized - cash	(732)

Balance June 26, 2011	$14,216

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

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $408 million to $423 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $366.2 million of restructuring and impairment expense under the 2009 Restructuring Plan as of June 26, 2011, of which $22.8 million was incurred during the first six months of 2011. Approximately 2,500 employees have left the Company under the 2009 Restructuring Plan as of June 26, 2011.

The following tables summarize the Company’s 2009 Restructuring Plan reserve recorded in accrued liabilities as of June 26, 2011 and June 27, 2010 (in thousands):

	Motorcycles & Related Products				Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Consolidated Total
Balance December 31, 2009	$36,070	$—	$31,422	$67,492	$219	$67,711
Restructuring expense	27,527	33,724	17,110	78,361	—	78,361
Utilized - cash	(32,304)	—	(35,688)	(67,992)	(44)	(68,036)
Utilized - noncash	1,023	(33,724)	(2,840)	(35,541)	(175)	(35,716)

Balance June 27, 2010	$32,316	$—	$10,004	$42,320	$—	$42,320

	Motorcycles & Related Products				Financial Services
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Consolidated Total

Balance December 31, 2010	$23,818	$—	$2,764	$26,582	$—	$26,582
Restructuring expense	3,504	—	19,276	22,780	—	22,780
Utilized - cash	(8,159)	—	(20,341)	(28,500)	—	(28,500)
Utilized - noncash	—	—	253	253	—	253

Balance June 26, 2011	$19,163	$—	$1,952	$21,115	$—	$21,115

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

Finance receivables, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	June 26, 2011	December 31, 2010	June 27, 2010
Retail	$5,374,055	$5,377,161	$5,772,227
Wholesale	733,789	813,997	784,379

	6,107,844	6,191,158	6,556,606
Allowance for credit losses	(144,404)	(173,589)	(182,983)

	$5,963,440	$6,017,569	$6,373,623

At June 26, 2011, December 31, 2010 and June 27, 2010, the Company’s Condensed Consolidated Balance Sheet included finance receivables, net of $2.51 billion, $3.38 billion and $3.59 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 7. These receivables are included in retail finance receivables in the table above.

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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 26, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$141,704	$17,980	$159,684
Provision for finance credit losses	(2,596)	(4,194)	(6,790)
Charge-offs	(22,903)	(330)	(23,233)
Recoveries	14,743	—	14,743

Balance, end of period	$130,948	$13,456	$144,404

	Six months ended June 26, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for finance credit losses	843	(2,027)	(1,184)
Charge-offs	(58,094)	(330)	(58,424)
Recoveries	30,408	15	30,423

Balance, end of period	$130,948	$13,456	$144,404

Included in the $130.9 million retail allowance for credit losses on finance receivables is $62.1 million related to finance receivables held by VIEs.

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

The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. HDFS’ evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreements. The impairment is determined based on the cash that HDFS expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance for credit losses, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to HDFS’ internal risk rating system and collectively evaluated for impairment.

Impaired wholesale finance receivables also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulty. Generally, it is HDFS’ policy not to change the terms and conditions of finance receivables. However, to minimize the economic loss, the Company may modify certain impaired finance receivables in troubled debt restructurings. Total restructured finance receivables are not significant.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment at June 26, 2011 and December 31, 2010, is as follows (in thousands):

	June 26, 2011
	Retail	Wholesale	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$3,031	$3,031
Collectively evaluated for impairment	130,948	10,425	141,373

Total allowance for credit losses	$130,948	$13,456	$144,404

Finance receivables:
Individually evaluated for impairment	$—	$4,676	$4,676
Collectively evaluated for impairment	5,374,055	729,113	6,103,168

Total finance receivables	$5,374,055	$733,789	$6,107,844

	December 31, 2010
	Retail	Wholesale	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$3,566	$3,566
Collectively evaluated for impairment	157,791	12,232	170,023

Total allowance for credit losses	$157,791	$15,798	$173,589

Finance receivables:
Individually evaluated for impairment	$—	$5,423	$5,423
Collectively evaluated for impairment	5,377,161	808,574	6,185,735

Total finance receivables	$5,377,161	$813,997	$6,191,158

Additional information related to the wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables,” at June 26, 2011 and December 31, 2010 includes (in thousands):

	June 26, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months ended		Six months ended
				Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—	$—	$—
Related allowance recorded	4,676	4,441	3,031	4,932	—	5,050	—

Total impaired wholesale finance receivables	$4,676	$4,441	$3,031	$4,932	$—	$5,050	$—

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance

Wholesale:
No related allowance recorded	$—	$—	$—
Related allowance recorded	5,423	5,358	3,566

Total impaired wholesale finance receivables	$5,423	$5,358	$3,566

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. Retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 26, 2011 and December 31, 2010, all retail finance receivables were accounted for as interest-earning receivables, of which $18.7 million and $34.1 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. The recorded investment of non-accrual status wholesale finance receivables at June 26, 2011 and December 31, 2010, was $4.7 million and $5.4 million, respectively. At June 26, 2011 and December 31, 2010, $1.2 million and $1.6 million, respectively, of wholesale finance receivables were 90 days or more past due and accruing interest.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables, at June 26, 2011 is as follows (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,205,300	$115,163	$34,860	$18,732	$168,755	$5,374,055
Wholesale	730,476	816	387	2,110	3,313	733,789

Total	$5,935,776	$115,979	$35,247	$20,842	$172,068	$6,107,844

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

The recorded investment of retail finance receivables, by credit quality indicator, at June 26, 2011 was as follows (in thousands):

Prime	$4,313,863
Sub - prime	1,060,192

Total	$5,374,055

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, at June 26, 2011 was as follows (in thousands):

Doubtful	$12,386
Substandard	21,088
Special Mention	12,887
Medium Risk	12,861
Low Risk	674,567

Total	$733,789

7.	Asset-Backed Financing

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

At June 26, 2011, the assets of the consolidated term asset-backed securitization SPEs totaled $2.74 billion and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet. At June 26, 2011, the SPEs held U.S. retail motorcycle finance receivables of $2.49 billion restricted as collateral for the payment of $1.85 billion of obligations under the secured notes. The SPEs also held $242.6 million of cash restricted for payment on the secured notes at June 26, 2011.

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

Asset-Backed Commercial Paper Conduit Facility VIE

On September 10, 2010, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 9, 2011.

At June 26, 2011, the SPE had no borrowings outstanding under the conduit facility. The SPE held $19.3 million of finance receivables and $1.4 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million. The assets of the SPE totaled $21.0 million at June 26, 2011 and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet.

At June 27, 2010, the SPE had no borrowings outstanding under the conduit facility. The SPE held $38.8 million of finance receivables and $2.4 million of cash collections restricted as collateral for the payment of fees associated with the unused portion of the then total aggregate commitment of $600.0 million. The assets of the SPE totaled $43.2 million at June 27, 2010 and were primarily included in restricted finance receivables held by VIEs, net, and restricted cash held by VIEs in the Company’s Condensed Consolidated Balance Sheet.

8.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, net, finance receivables, net, accounts payable, debt, foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 10). Under U.S. GAAP, certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

The following table summarizes the fair value and carrying value of the Company’s financial instruments at June 26, 2011 and June 27, 2010 (in thousands):

	June 26, 2011		June 27, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$973,478	$973,478	$1,414,912	$1,414,912
Marketable securities	$244,555	$244,555	$86,518	$86,518
Accounts receivable, net	$265,663	$265,663	$248,620	$248,620
Derivatives	$—	$—	$11,459	$11,459
Finance receivables, net	$6,052,156	$5,963,440	$6,403,639	$6,373,623
Restricted cash held by variable interest entities	$244,060	$244,060	$344,595	$344,595

Liabilities:
Accounts payable and accrued liabilities	$867,491	$867,491	$833,904	$833,904
Derivatives	$14,933	$14,933	$9,860	$9,860
Unsecured commercial paper	$735,737	$735,737	$440,441	$440,441
Credit facilities	$201,112	$201,112	$348,817	$348,817
Medium-term notes	$2,555,926	$2,347,750	$2,118,054	$2,100,469
Senior unsecured notes	$391,051	$303,000	$801,362	$600,000
Term asset-backed securitization debt	$1,883,465	$1,853,382	$3,112,328	$3,044,627

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 26, 2011 and June 27, 2010 (in thousands):

	Balance as of June 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$582,808	$582,808	$—	$—
Marketable securities	244,555	49,999	194,556	—
Derivatives	—	—	—	—

	$827,363	$632,807	$194,556	$—

Liabilities:
Derivatives	$14,933	$—	$14,933	$—

	Balance as of June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$913,272	$913,272	$—	$—
Marketable securities	86,518	—	86,518	—
Derivatives	11,459	—	11,459	—

	$1,011,249	$913,272	$97,977	$—

Liabilities:
Derivatives	$9,860	$—	$9,860	$—

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. In addition, HDFS utilized interest rate swaps with its medium-term notes which matured in December 2010; however, the impact was to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, do not qualify for hedge accounting treatment. The derivative contracts related to these term asset-backed securitizations expired during 2011 and 2010, respectively. Additionally, to facilitate the asset-backed commercial paper conduit facility agreements that the Company entered into in April 2009, HDFS entered into derivative contracts, which did not qualify for hedge accounting treatment. These derivative contracts were terminated in 2010. The fair value of HDFS’s interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	June 26, 2011			June 27, 2010
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$272,637	$—	$9,691	$74,033	$6,912	$—
Natural gas contracts(c)	2,915	—	86	2,209	—	138
Interest rate swaps - unsecured commercial paper(c)	117,500	—	5,156	155,000	—	9,656
Interest rate swaps - medium-term notes(d)	—	—	—	150,000	2,918	—

Total	$393,052	$—	$14,933	$381,242	$9,830	$9,794

	June 26, 2011			June 27, 2010
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Derivatives - securitization transactions	$—	$—	$—	$135,836	$—	$66
Derivatives - conduit facility	—	—	—	513,955	1,629	—

	$—	$—	$—	$649,791	$1,629	$66

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge
(d)	Derivative designated as a fair value hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended		Six months ended
Cash Flow Hedges	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Foreign currency contracts	$(6,760)	$4,470	$(16,921)	$13,871
Natural gas contracts	(227)	255	(264)	(649)
Interest rate swaps - unsecured commercial paper	(397)	(1,681)	(405)	(3,481)

Total	$(7,384)	$3,044	$(17,590)	$9,741

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Six months ended		Expected to be Reclassified Over the Next Twelve Months
Cash Flow Hedges	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Foreign currency contracts(a)	$(14,781)	$3,320	$(20,788)	$3,681	$7,404
Natural gas contracts(a)	(166)	(352)	(424)	(460)	86
Interest rate swaps - unsecured commercial paper(b)	(1,336)	(1,558)	(2,686)	(3,344)	4,343

Total	$(16,283)	$1,410	$(23,898)	$(123)	$11,833

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the three and six months ended June 26, 2011 and June 27, 2010, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Loss Recognized in Income on Derivative
	Three months ended		Six months ended
Fair Value Hedges	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Interest rate swaps - medium-term notes(a)	$—	$(1,798)	$—	$(3,154)

	Amount of Gain Recognized in Income on Hedged Debt
	Three months ended		Six months ended
Fair Value Hedges	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Interest rate swaps - medium-term notes(a)	$—	$1,798	$—	$3,154

(a)	Gain/(loss) recognized in income is included in financial services interest expense

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives not Designated as Hedges	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Derivatives - securitization transactions(a)	$—	$2	$—	$(7)
Derivatives - conduit facility(a)	—	(2,210)	—	(5,574)

	$—	$(2,208)	$—	$(5,581)

(a)	Gain/(loss) recognized in income is included in financial services revenue.

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

11.	Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended
	June 26, 2011		June 27, 2010
Net income		$190,580		$71,157
Other comprehensive income, net of tax:
Foreign currency translation adjustment		4,046		(21,413)
Derivative financial instruments:
Unrealized net (losses) gains arising during period	(4,653)		1,907
Less: net losses reclassified into net income	(10,266)	5,613	861	1,046

Marketable securities
Unrealized gains (losses) on marketable securities	1,061	1,061	(26)	(26)

Pension and postretirement benefit plans:
Amortization of actuarial loss	5,896		4,970
Amortization of net prior service (credit) cost	(141)		317
Pension and postretirement plan funded status adjustment	—		—
Less: actuarial loss reclassified into net income due to settlement	—		—
Less: prior service (cost) credit reclassified into net income due to net curtailment loss	—	5,755	—	5,287

		$207,055		$56,051

	Six months ended
	June 26, 2011		June 27, 2010
Net income		$309,840		$104,482
Other comprehensive income, net of tax:
Foreign currency translation adjustment		17,998		(30,231)
Derivative financial instruments:
Unrealized net (losses) gains arising during period	(11,079)		6,070
Less: net losses reclassified into net income	(15,074)	3,995	(124)	6,194

Marketable securities
Unrealized gains (losses) on marketable securities	1,102	1,102	(510)	(510)

Pension and postretirement benefit plans:
Amortization of actuarial loss	12,864		9,939
Amortization of net prior service (credit) cost	(860)		634
Pension and postretirement plan funded status adjustment	546		—
Less: actuarial loss reclassified into net income due to settlement	—		(1,625)
Less: prior service (cost) credit reclassified into net income due to net curtailment loss	(1)	12,551	644	11,554

		$345,486		$91,489

12.	Income Taxes

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

The Company’s second quarter 2010 income tax expense was affected by the favorable conclusion of an Internal Revenue Service audit during the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Balance, beginning of period	$57,111	$70,204	$54,134	$68,044
Warranties issued during the period	12,335	7,454	23,560	17,357
Settlements made during the period	(12,570)	(14,808)	(22,866)	(28,073)
Recalls and changes to pre-existing warranty liabilities	(1,469)	(281)	579	5,241

Balance, end of period	$55,407	$62,569	$55,407	$62,569

The liability for safety recall campaigns was $2.9 million and $2.7 million as of June 26, 2011 and June 27, 2010, respectively.

14.	Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of June 26, 2011 and June 27, 2010.

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$190,580	$139,287	$309,840	$208,028

Denominator:
Denominator for basic earnings per share-weighted-average common shares	234,336	233,314	234,086	233,094
Effect of dilutive securities - employee stock compensation plan	1,832	1,539	1,958	1,399

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	236,168	234,853	236,044	234,493

Earnings per common share from continuing operations:
Basic	$0.81	$0.60	$1.32	$0.89
Diluted	$0.81	$0.59	$1.31	$0.89

Outstanding options to purchase 4.1 million and 4.2 million shares of common stock for the three months ended June 26, 2011 and June 27, 2010, respectively, and 3.7 million and 4.3 million shares of common stock for the six months ended June 26, 2011 and June 27, 2010, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Pension and SERPA Benefits
Service cost	$9,273	$10,393	$18,545	$20,786
Interest cost	20,147	19,457	40,294	38,914
Expected return on plan assets	(26,653)	(24,344)	(53,307)	(48,688)
Amortization of unrecognized:
Prior service cost	745	1,133	1,489	2,266
Net loss	7,554	5,642	15,109	11,284
Curtailment loss	—	—	236	—
Settlement loss	—	—	—	2,582

Net periodic benefit cost	$11,066	$12,281	$22,366	$27,144

Postretirement Healthcare Benefits
Service cost	$1,907	$2,517	$3,814	$5,034
Interest cost	4,911	5,297	9,822	10,594
Expected return on plan assets	(2,346)	(2,445)	(4,692)	(4,890)
Amortization of unrecognized:
Prior service credit	(969)	(629)	(1,938)	(1,258)
Net loss	1,798	2,251	3,596	4,502
Curtailment gain	—	—	—	(1,023)

Net periodic benefit cost	$5,301	$6,991	$10,602	$12,959

The 2011 Restructuring Plan action resulted in a pension plan curtailment loss of $0.2 million, which is included in restructuring expense for the six months ended June 26, 2011. The curtailment loss also resulted in a pension plan remeasurement during the first quarter of 2011 using a discount rate of 5.76% and a postretirement healthcare plan remeasurement using a discount rate of 5.30%. At December 31, 2010, the discount rates used to measure the pension plans and the postretirement healthcare plans were 5.79% and 5.28%, respectively. All other significant assumptions remain unchanged from the December 31, 2010 measurement date. As a result of the remeasurements, the Company recognized a funded status adjustment consisting of a $0.9 million decrease to its pension and postretirement healthcare liabilities and an increase to other comprehensive income of $0.9 million, or $0.5 million net of tax. During the first half of 2010, the Company recorded restructuring expense of $78.4 million related to its 2009 Restructuring Plan, which included a postretirement healthcare plan curtailment gain of $1.0 million.

During the first half of 2010, the Company incurred a $2.6 million settlement loss related to its SERPA plans. The settlement loss was the result of benefit payments made to former executives who departed from the Company during 2009.

During the first half of 2011, the Company voluntarily contributed $200.0 million in cash to further fund its pension plans. No additional pension contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

16.	Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Motorcycles net revenue	$1,339,744	$1,135,101	$2,402,788	$2,172,436
Gross profit	468,268	396,984	820,134	776,531
Selling, administrative and engineering expense	234,827	208,952	438,632	414,156
Restructuring expense	13,594	30,125	36,593	78,361

Operating income from Motorcycles	219,847	157,907	344,909	284,014
Financial services income	165,853	173,705	327,739	343,542
Financial services expense	83,798	112,860	177,749	256,015

Operating income from Financial Services	82,055	60,845	149,990	87,527

Operating income	$301,902	$218,752	$494,899	$371,541

17.	Commitment and Contingencies

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $5.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

	Three months ended June 26, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,342,803	$—	$(3,059)	$1,339,744
Financial services	—	166,518	(665)	165,853

Total revenue	1,342,803	166,518	(3,724)	1,505,597
Costs and expenses:
Motorcycles and related products cost of goods sold	871,476	—	—	871,476
Financial services interest expense	—	56,991	—	56,991
Financial services provision for credit losses	—	(6,790)	—	(6,790)
Selling, administrative and engineering expense	235,492	36,656	(3,724)	268,424
Restructuring expense	13,594	—	—	13,594

Total costs and expenses	1,120,562	86,857	(3,724)	1,203,695

Operating income	222,241	79,661	—	301,902
Investment income	1,748	—	—	1,748
Interest expense	11,350	—	—	11,350

Income before provision for income taxes	212,639	79,661	—	292,300
Provision for income taxes	73,042	28,678	—	101,720

Income from continuing operations	139,597	50,983	—	190,580
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$139,597	$50,983	$—	$190,580

	Six months ended June 26, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,408,293	$—	$(5,505)	$2,402,788
Financial services	—	328,270	(531)	327,739

Total revenue	2,408,293	328,270	(6,036)	2,730,527

Costs and expenses:
Motorcycles and related products cost of goods sold	1,582,654	—	—	1,582,654
Financial services interest expense	—	115,026	—	115,026
Financial services provision for credit losses	—	(1,184)	—	(1,184)
Selling, administrative and engineering expense	439,163	69,412	(6,036)	502,539
Restructuring expense	36,593	—	—	36,593

Total costs and expenses	2,058,410	183,254	(6,036)	2,235,628

Operating income	349,883	145,016	—	494,899
Investment income	128,146	—	(125,000)	3,146
Interest expense	22,831	—	—	22,831

Income before provision for income taxes	455,198	145,016	(125,000)	475,214
Provision for income taxes	113,168	52,206	—	165,374

Income from continuing operations	342,030	92,810	(125,000)	309,840
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$342,030	$92,810	$(125,000)	$309,840

	Three months ended June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,135,562	$—	$(461)	$1,135,101
Financial services	—	174,327	(622)	173,705

Total revenue	1,135,562	174,327	(1,083)	1,308,806

Costs and expenses:
Motorcycles and related products cost of goods sold	738,117	—	—	738,117
Financial services interest expense	—	69,121	—	69,121
Financial services provision for credit losses	—	9,262	—	9,262
Selling, administrative and engineering expense	209,574	34,938	(1,083)	243,429
Restructuring expense	30,125	—	—	30,125

Total costs and expenses	977,816	113,321	(1,083)	1,090,054

Operating income	157,746	61,006	—	218,752
Investment income	1,551	—	—	1,551
Interest expense	23,591	—	—	23,591

Income before provision for income taxes	135,706	61,006	—	196,712
Provision for income taxes	35,463	21,962	—	57,425

Income from continuing operations	100,243	39,044	—	139,287
Loss from discontinued operations, net of tax	(68,130)	—	—	(68,130)

Net income	$32,113	$39,044	$—	$71,157

	Six months ended June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,172,897	$—	$(461)	$2,172,436
Financial services	—	343,852	(310)	343,542

Total revenue	2,172,897	343,852	(771)	2,515,978

Costs and expenses:
Motorcycles and related products cost of goods sold	1,395,905	—	—	1,395,905
Financial services interest expense	—	150,324	—	150,324
Financial services provision for credit losses	—	41,068	—	41,068
Selling, administrative and engineering expense	414,466	65,084	(771)	478,779
Restructuring expense	78,361	—	—	78,361

Total costs and expenses	1,888,732	256,476	(771)	2,144,437

Operating income	284,165	87,376	—	371,541
Investment income	2,427	—	—	2,427
Interest expense	47,046	—	—	47,046

Income before provision for income taxes	239,546	87,376	—	326,922
Provision for income taxes	87,438	31,456	—	118,894

Income from continuing operations	152,108	55,920	—	208,028
Loss from discontinued operations, net of tax	(103,546)	—	—	(103,546)

Net income	$48,562	$55,920	$—	$104,482

	June 26, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$681,804	$291,674	$—	$973,478
Marketable securities	244,555	—	—	244,555
Accounts receivable, net	710,791	—	(445,128)	265,663
Finance receivables held for investment, net	—	1,144,886	—	1,144,886
Restricted finance receivables held by variable interest entities, net	—	573,208	—	573,208
Inventories	337,472	—	—	337,472
Restricted cash held by variable interest entities		244,060	—	244,060
Other current assets	160,059	57,597	—	217,656

Total current assets	2,134,681	2,311,425	(445,128)	4,000,978

Finance receivables held for investment, net	—	2,306,165	—	2,306,165
Restricted finance receivables held by variable interest entities, net	—	1,939,181	—	1,939,181
Property, plant and equipment, net	758,828	30,115	—	788,943
Goodwill	31,156	—	—	31,156
Other long-term assets	339,666	26,711	(70,821)	295,556

	$3,264,331	$6,613,597	$(515,949)	$9,361,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,954	$478,569	$(445,128)	$277,395
Accrued liabilities	522,533	70,880	(3,317)	590,096
Short-term debt	—	694,137	—	694,137
Current portion of long-term debt held by variable interest entities	—	635,604	—	635,604

Total current liabilities	766,487	1,879,190	(448,445)	2,197,232

Long-term debt	303,000	2,590,462	—	2,893,462
Long-term debt held by variable interest entities	—	1,217,778	—	1,217,778
Pension liability	103,511	—	—	103,511
Postretirement healthcare liability	258,881	—	—	258,881
Other long-term liabilities	146,286	13,433	—	159,719

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,686,166	912,734	(67,504)	2,531,396

	$3,264,331	$6,613,597	$(515,949)	$9,361,979

	December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$791,791	$230,142	$—	$1,021,933
Marketable securities	140,118	—	—	140,118
Accounts receivable, net	454,311	—	(191,929)	262,382
Finance receivables held for investment, net	—	1,080,432	—	1,080,432
Restricted finance receivables held by variable interest entities, net	—	699,026	—	699,026
Inventories	326,446	—	—	326,446
Restricted cash held by variable interest entities	—	288,887	—	288,887
Other current assets	158,692	136,285	(47,575)	247,402

Total current assets	1,871,358	2,434,772	(239,504)	4,066,626

Finance receivables held for investment, net	—	1,553,781	—	1,553,781
Restricted finance receivables held by variable interest entities, net	—	2,684,330	—	2,684,330
Property, plant and equipment, net	785,139	29,973	—	815,112
Goodwill	29,590	—	—	29,590
Other long-term assets	324,750	25,919	(69,368)	281,301

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,642	$253,794	$(224,090)	$225,346
Accrued liabilities	501,741	73,569	(18,639)	556,671
Short-term debt	—	480,472	—	480,472
Current portion of long-term debt held by variable interest entities	—	751,293	—	751,293

Total current liabilities	697,383	1,559,128	(242,729)	2,013,782

Long-term debt	303,000	2,213,650	—	2,516,650
Long-term debt held by variable interest entities	—	2,003,941	—	2,003,941
Pension liability	282,085	—	—	282,085
Postretirement healthcare benefits	254,762	—	—	254,762
Other long-term liabilities	140,804	11,850	—	152,654

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,332,803	940,206	(66,143)	2,206,866

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

	June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,244,541	$170,371	$—	$1,414,912
Marketable securities	86,518	—	—	86,518
Accounts receivable, net	519,272	—	(270,652)	248,620
Finance receivables held for investment, net	—	1,061,598	—	1,061,598
Restricted finance receivables held by variable interest entities, net	—	743,697	—	743,697
Inventories	296,920	—	—	296,920
Assets of discontinued operations	85,126	—	—	85,126
Restricted cash held by variable interest entities	—	344,595	—	344,595
Other current assets	206,588	97,427	—	304,015

Total current assets	2,438,965	2,417,688	(270,652)	4,586,001

Finance receivables held for investment, net	—	1,717,644	—	1,717,644
Restricted finance receivables held by variable interest entities, net	—	2,850,684	—	2,850,684
Property, plant and equipment, net	778,849	31,255	—	810,104
Goodwill	28,110	—	—	28,110
Other long-term assets	269,106	29,987	(67,743)	231,350

	$3,515,030	$7,047,258	$(338,395)	$10,223,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,400	$305,971	$(270,652)	$241,719
Accrued liabilities	537,256	57,732	(2,803)	592,185
Liabilities of discontinued operations	61,501	—	—	61,501
Short-term debt	—	322,941	—	322,941
Current portion of long-term debt	138,537	202,915	—	341,452
Current portion of long-term debt held by variable interest entities	—	817,602	—	817,602

Total current liabilities	943,694	1,707,161	(273,455)	2,377,400

Long-term debt	600,000	2,225,334	—	2,825,334
Long-term debt held by variable interest entities	—	2,227,025	—	2,227,025
Pension liability	244,115	—	—	244,115
Postretirement healthcare liability	265,326	—	—	265,326
Other long-term liabilities	135,830	11,859	—	147,689

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,326,065	875,879	(64,940)	2,137,004

	$3,515,030	$7,047,258	$(338,395)	$10,223,893

	Six months ended June 26, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$342,030	$92,810	$(125,000)	$309,840
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	86,375	3,168	—	89,543
Amortization of deferred loan origination costs	—	39,054	—	39,054
Amortization of financing origination fees	237	5,596	—	5,833
Provision for employee long-term benefits	33,018	1,438	—	34,456
Contributions to pension and postretirement plans	(205,498)	—	—	(205,498)
Stock compensation expense	19,176	1,361	—	20,537
Net change in wholesale finance receivables	—	—	11,909	11,909
Provision for credit losses	—	(1,184)	—	(1,184)
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Foreign currency adjustments	(2,813)	—	—	(2,813)
Other, net	5,337	21,889	—	27,226
Change in current assets and current liabilities:
Accounts receivable	(44,899)	—	53,200	8,301
Finance receivables - accrued interest and other	—	5,553	—	5,553
Inventories	(530)	—	—	(530)
Accounts payable and accrued liabilities	79,110	60,426	(5,698)	133,838
Restructuring reserves	3,195	—	—	3,195
Derivative instruments	1,188	7	—	1,195
Other	(4,729)	44,575	(47,575)	(7,729)

Total adjustments	(30,597)	181,883	11,836	163,122

Net cash (used by) provided by operating activities of continuing operations	311,433	274,693	(113,164)	472,962

Cash flows from investing activities of continuing operations:
Capital expenditures	(65,956)	(3,311)	—	(69,267)
Origination of finance receivables	—	(3,264,370)	1,829,763	(1,434,607)
Collections of finance receivables	—	3,258,282	(1,841,672)	1,416,610
Purchases of marketable securities	(142,653)	—	—	(142,653)
Sales and redemptions of marketable securities	39,966	—	—	39,966

Net cash (used by) provided by investing activities of continuing operations	(168,643)	(9,399)	(11,909)	(189,951)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	447,076	—	447,076
Loan to HDFS	(200,000)	200,000	—	—
Repayments of securitization debt	—	(901,851)	—	(901,851)
Net decrease in credit facilities and unsecured commercial paper	—	131,039	—	131,039
Net change in restricted cash	—	44,827	—	44,827
Dividends paid	(53,152)	(125,000)	125,000	(53,152)
Purchase of common stock for treasury	(5,678)	—	—	(5,678)
Excess tax benefits from share based payments	3,476	—	—	3,476
Issuance of common stock under employee stock option plans	4,534	—	—	4,534

Net cash used by financing activities of continuing operations	(250,820)	(203,909)	125,000	(329,729)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(1,922)	147	73	(1,702)

Net (decrease) increase in cash and cash equivalents of continuing operations	(109,952)	61,532	—	(48,420)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(35)	—	—	(35)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	(35)	—	—	(35)

Net (decrease) increase in cash and cash equivalents	$(109,987)	$61,532	$—	$(48,455)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations - beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(109,987)	61,532	—	(48,455)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$681,804	$291,674	$—	$973,478

	Six months ended June 27, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$48,562	$55,920	$—	$104,482
Loss from discontinued operations	(103,546)	—	—	(103,546)

Income from continuing operations	152,108	55,920	—	208,028

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	133,208	3,392	—	136,600
Amortization of deferred loan origination costs	—	44,841	—	44,841
Amortization of financing origination fees	524	13,250	—	13,774
Provision for employee long-term benefits	44,770	736	—	45,506
Contributions to pension and postretirement plans	(22,151)	—	—	(22,151)
Stock compensation expense	12,811	1,124	—	13,935
Net change in wholesale finance receivables	—	—	100,956	100,956
Curtailment and settlement expense	1,558	—	—	1,558
Provsion for credit losses	—	41,068	—	41,068
Foreign currency adjustments	(14,429)	—	—	(14,429)
Other, net	13,075	17,018	—	30,093
Change in current assets and current liabilities:
Accounts receivable	(181,564)	—	183,091	1,527
Finance receivables - accrued interest and other	—	7,742	—	7,742
Inventories	11,077	—	—	11,077
Accounts payable and accrued liabilities	174,937	142,573	(183,121)	134,389
Restructuring reserves	(25,172)	(219)	—	(25,391)
Derivative instruments	(3,269)	4,529	—	1,260
Other	(444)	(3,929)	—	(4,373)

Total adjustments	144,931	272,125	100,926	517,982

Net cash provided by operating activities of continuing operations	297,039	328,045	100,926	726,010

Cash flows from investing activities of continuing operations:
Capital expenditures	(44,891)	(863)	—	(45,754)
Origination of finance receivables held for investment	—	(2,797,055)	1,595,243	(1,201,812)
Collections of finance receivables held for investment	—	3,060,387	(1,696,199)	1,364,188
Purchases of marketable securities	(60,670)	—	—	(60,670)
Sales and redemptions of marketable securities	13,526	—	—	13,526

Net cash (used by) provided by investing activities of continuing operations	(92,035)	262,469	(100,956)	69,478

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(1,007,271)	—	(1,007,271)
Net decrease in credit facilities and unsecured commercial paper	(38,734)	76,969	—	38,235
Net change in restricted cash	—	21,946	—	21,946
Dividends paid	(47,033)	—	—	(47,033)
Purchase of common stock for treasury	(1,191)	—	—	(1,191)
Excess tax benefits from share based payments	3,400	—	—	3,400
Issuance of common stock under employee stock option plans	7,184	—	—	7,184

Net cash used by financing activities of continuing operations	(76,374)	(908,356)	—	(984,730)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(2,844)	(358)	30	(3,172)

Net increase (decrease) in cash and cash equivalents of continuing operations	125,786	(318,200)	—	(192,414)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(22,010)	—	—	(22,010)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,856)	—	—	(1,856)

	(23,866)	—	—	(23,866)

Net increase (decrease) in cash and cash equivalents	$101,920	$(318,200)	$—	$(216,280)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations—beginning of period	6,063	—	—	6,063
Net increase (decrease) in cash and cash equivalents	101,920	(318,200)	—	(216,280)
Less: Cash and cash equivalents of discontinued operations—end of period	(5,304)	—	—	(5,304)

Cash and cash equivalents—end of period	$1,244,541	$170,371	$—	$1,414,912

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

Overview

The Company’s income from continuing operations was $190.6 million, or $0.81 per share, for the second quarter of 2011 compared to $139.3 million, or $0.59 per share, in the second quarter of 2010. The increase in 2011 income from continuing operations was driven by strong financial performance in both the Motorcycles and the Financial Services segments. Operating income from the Motorcycles segment was up $61.9 million over last year’s second quarter on higher wholesale shipments of Harley-Davidson motorcycles, which increased 7,769 units or 13.2% during the second quarter. Operating income from the Financial Services segment was also up over the year-ago quarter, increasing $21.2 million on continued credit performance improvement.

Worldwide retail sales by independent dealers of new Harley-Davidson motorcycles grew 5.6% in the second quarter of 2011, compared to last year’s second quarter, led by strength in the U.S. where retail sales increased 7.5%. International retail sales were up 2.4% during the second quarter of 2011.

While the Company remains cautious about consumer confidence and the economy in general, it is pleased with the 2011 second-quarter results and its progress against its long-term business strategy as announced in 2009.

Please refer to the “Results of Operations for the Three Months Ended June 26, 2011” and “Results of Operations for the Six Months ended June 26, 2011 for additional details concerning the results.

Outlook(1)

On July 19, 2011, the Company raised its full-year shipment guidance and now expects to ship 228,000 to 235,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2011, compared to prior shipment guidance of 215,000 to 228,000 motorcycles. In the third quarter of 2011, the Company expects to ship 60,000 to 65,000 motorcycles.

The adjusted wholesale shipment outlook reflects the Company’s improved year-to-date retail sales performance and its belief in its ability to maintain continuity of supply in the aftermath of the March 2011 earthquakes and tsunami in Japan. In April 2011, the Company had identified potential supply issues, related to a limited number of subcomponent parts sourced from Japan, which have since been minimized. The Company’s revised shipment guidance also takes into consideration temporary capacity limitations at York given the major transformation underway at that facility, as well as, concern about the economic recovery, particularly in the U.S., and the fragile nature of the worldwide consumer.

Also on July 19, 2011, the Company announced that it now expects 2011 gross margin to be between 34.0% and 35.0% versus previous guidance of 33.5% to 35.0%. The revised gross margin guidance reflects the positive impact of mitigating the Japan supply issue as noted above. The gross margin expectation also considers the increased shipment guidance, 2012 model year price increases, the Company’s expectations relating to the impact of executing Japan supply-related contingency plans, higher raw material costs and the temporary inefficiencies associated with the transformation at York.

The Company continues to expect full-year capital expenditures of between $210 million and $230 million, which now include $70 million to $85 million to support restructuring activities. The Company anticipates it will have the ability to fund all capital expenditures in 2011 with cash flows generated by operations. The Company reiterated on July 19, 2011 that it expects the full year 2011 effective income tax rate to be approximately 35% for continuing operations. This guidance excludes the effect of potential nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled. The Company anticipates the settlement of an IRS audit in the second half of 2011 which may reduce the Company’s income tax expense in 2011.

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

After taking actions to implement the new ratified labor agreement (2011 Restructuring Plan), the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the existing contract. The new contract will be implemented in 2012.

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

Based on the new ratified labor agreements, the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are implemented in 2012, than would be required under the existing contract. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is implemented, than would be required under the current contract.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (August 4, 2011), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Restructuring Costs and Savings

During the first half of 2011, the Company incurred $36.6 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $387.8 million in restructuring and impairment expense incurred since its restructuring activities were initiated in 2009. On July 19, 2011, the Company lowered its estimate for restructuring expenses related to its combined restructuring plan activities to $490 million to $505 million from 2009 through 2012 and expects approximately 30% to be non-cash (including pension curtailment expense). The Company had previously estimated these expenses to be $510 million to $525 million over the same time period. This reduction includes lower 2011 estimated restructuring expenses partially offset by higher estimated expenses in 2012. The revised estimate for 2011 restructuring expenses is $80 million to $90 million, down from the previous estimate of $95 million to $105 million. The Company continues to anticipate annual ongoing total savings from restructuring of approximately $305 million to $325 million upon completion of all announced restructuring activities. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

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

Results of Operations for the Three Months Ended June 26, 2011

Compared to the Three Months Ended June 27, 2010

Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 26, 2011	June 27, 2010	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$219,847	$157,907	$61,940	39.2%
Operating income from financial services	82,055	60,845	21,210	34.9

Operating income	301,902	218,752	83,150	38.0
Investment income	1,748	1,551	197	12.7
Interest expense	11,350	23,591	(12,241)	(51.9)

Income before income taxes	292,300	196,712	95,588	48.6
Provision for income taxes	101,720	57,425	44,295	77.1

Income from continuing operations	190,580	139,287	51,293	36.8
Loss from discontinued operations, net of income taxes	—	(68,130)	68,130	N/M

Net income	$190,580	$71,157	$119,423	167.8%

Diluted earnings per share from continuing operations	$0.81	$0.59	$0.22	37.3%
Diluted loss per share from discontinued operations	$—	$(0.29)	$0.29	N/M
Diluted earnings per share	$0.81	$0.30	$0.51	170.0%

Operating income for the Motorcycles segment during the second quarter of 2011 improved by $61.9 million compared to second quarter 2010 primarily due to increased motorcycle shipments, partially offset by increased expense related to the Company’s growth initiatives. Operating income for the Financial Services segment improved by $21.2 million during the second quarter of 2011 due to favorable net interest income and improved credit performance in the retail motorcycle loan portfolio. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for the second quarter of 2011 includes $11.4 million related to the Company’s senior unsecured notes, compared to $22.5 million in the second quarter of 2010. The decrease in interest expense on the senior unsecured notes is due to the Company’s repurchase of $297.0 million of the $600.0 million senior unsecured notes during the fourth quarter of 2010.

The effective income tax rate for the second quarter of 2011 was 34.8% compared to 29.2% for the second quarter of 2010. The increase in the effective tax rate from the second quarter of 2010 was due to the non-recurrence of a favorable conclusion of an Internal Revenue Service audit in the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 5.6% during the second quarter of 2011 compared to the second quarter of 2010. Retail sales of Harley-Davidson motorcycles increased 7.5% in the United States and 2.4% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 4.2% in the United States for the three months ended June 30, 2011 when compared to the same period in 2010. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	June 30, 2011	June 30, 2010	(Decrease) Increase	% Change
North America Region
United States	53,599	49,841	3,758	7.5%
Canada	4,793	4,897	(104)	(2.1)

Total North America Region	58,392	54,738	3,654	6.7

Europe Region (Includes Middle East and Africa)
Europe(b)	16,106	15,909	197	1.2
Other	1,458	1,207	251	20.8

Total Europe Region	17,564	17,116	448	2.6

Asia Pacific Region
Japan	3,128	3,237	(109)	(3.4)
Other	2,696	2,222	474	21.3

Total Asia Pacific Region	5,824	5,459	365	6.7

Latin America Region	1,616	1,633	(17)	(1.0)

Total Worldwide Retail Sales	83,396	78,946	4,450	5.6%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 26, 2011		June 27, 2010		(Decrease) Increase	% Change

United States	42,623	63.8%	33,957	57.5%	8,666	25.5%
International	24,192	36.2%	25,089	42.5%	(897)	(3.6)

Harley - Davidson motorcycle units	66,815	100.0%	59,046	100.0%	7,769	13.2%

Touring motorcycle units	25,557	38.3%	20,486	34.7%	5,071	24.8%
Custom motorcycle units(a)	25,218	37.7%	24,170	40.9%	1,048	4.3
Sportster motorcycle units	16,040	24.0%	14,390	24.4%	1,650	11.5

Harley - Davidson motorcycle units	66,815	100.0%	59,046	100.0%	7,769	13.2%

Buell motorcycle units	197		620		(423)	(68.2%)

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 66,815 Harley-Davidson motorcycles worldwide during the second quarter of 2011, which was 13.2% higher than the second quarter of 2010 and in line with Company expectations. U.S. dealer inventory of new Harley-Davidson motorcycle units was approximately 3,500 lower than at the end of the second quarter of 2010. The Company believes aggregate U.S. dealer inventory is below an appropriate ongoing level and it will continue to work toward replenishing dealer inventory levels of new motorcycles(1). The Company announced on July 19, 2011 that it anticipates shipping between 60,000 to 65,000 Harley-Davidson motorcycle units in the third quarter of 2011.(1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 26, 2011	June 27, 2010	Increase (Decrease)	% Change
Revenue:
Harley - Davidson motorcycles	$1,005,729	$831,631	$174,098	20.9%
Buell motorcycles	864	116	748	644.8

	1,006,593	831,747	174,846	21.0
Parts & Accessories	255,378	231,784	23,594	10.2
General Merchandise	72,910	67,360	5,550	8.2
Other	4,863	4,210	653	15.5

Total revenue	1,339,744	1,135,101	204,643	18.0
Cost of goods sold	871,476	738,117	133,359	18.1

Gross profit	468,268	396,984	71,284	18.0
Selling & administrative expense	198,782	179,445	19,337	10.8
Engineering expense	36,045	29,507	6,538	22.2
Restructuring expense	13,594	30,125	(16,531)	(54.9)

Operating expense	248,421	239,077	9,344	3.9

Operating income from motorcycles	$219,847	$157,907	$61,940	39.2%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2010 to the second quarter of 2011 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
June 27, 2010	$1,135.1	$738.1	$397.0

Volume	137.3	79.0	58.3
Foreign currency exchange rates and hedging	45.2	41.3	3.9
Product mix	22.2	11.2	11.0
Raw material prices	—	9.1	(9.1)
Manufacturing costs	—	(7.2)	7.2

Total	204.7	133.4	71.3

June 26, 2011	$1,339.8	$871.5	$468.3

•

Foreign currency exchange rates during the second quarter of 2011 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were also favorable when compared to the same period last year resulting in an overall favorable impact on gross profit.

•

Product mix benefited net revenue and gross profit primarily from product mix changes within and between the Company’s motorcycle families. Product mix shifted slightly from Custom to Touring motorcycles, largely due to the York restructuring which shut down the Softail production line in the second quarter in preparation for the consolidated production of all models built in York onto one line. Sportster represented approximately 24% percent of total shipments, which was in line with product mix in the second quarter of 2010. The Company expects that Sportster as a percent of total shipments will be within the historical range of 18 to 22 percent for the full year(1).

•	Raw material prices were higher in the second quarter of 2011 relative to the second quarter of 2010 due to increasing metals and fuel costs.

•

Manufacturing costs were favorably impacted by savings related to restructuring and incremental margin on higher volumes, partially offset by temporary near-term inefficiencies associated with the Company’s restructuring and transformation at its York, Pennsylvania facility. The restructuring of the York facility is expected to be largely complete in the first half of 2012. Through the next several quarters, the Company continues to expect costs to be adversely impacted by restructuring activities.(1)

The net increase in operating expense was primarily due to increased spending on international growth initiatives, unfavorable currency exchange rates and investment in new product development, partially offset by lower restructuring expenses. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 26, 2011	June 27, 2010	(Decrease) Increase	% Change
Interest income	$150,540	$160,045	$(9,505)	(5.9%)
Other income	15,313	13,660	1,653	12.1

Financial services revenue	165,853	173,705	(7,852)	(4.5)

Interest expense	56,991	69,121	(12,130)	(17.5)
Provision for credit losses	(6,790)	9,262	(16,052)	(173.3)
Operating expenses	33,597	34,477	(880)	(2.6)

Financial services expense	83,798	112,860	(29,062)	(25.8)

Operating income from financial services	$82,055	$60,845	$21,210	34.9%

Interest income for the three months ended June 26, 2011 decreased primarily due to lower average retail and wholesale finance receivables outstanding. Interest expense was also lower due to a lower debt balance related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds.

The provision for credit losses related to retail motorcycle finance receivables and wholesale finance receivables decreased by $17.1 million and $0.6 million, respectively, in the second quarter of 2011 compared to the second quarter of 2010. The decrease in the retail provision for credit losses was due primarily to favorable retail receivable credit loss performance. During the second quarter of 2011, the total allowance for credit losses decreased by $15.3 million from the first quarter to $144.4 million reflective of lower anticipated credit losses and lower receivable balances. Although the decrease in retail provision for credit losses benefited income in 2011, the Company cannot assume a similar financial benefit will occur in 2012(1).

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 26, 2011	June 27, 2010
Balance, beginning of period(a)	$159,684	$192,100
Provision for finance credit losses	(6,790)	9,261
Charge-offs, net of recoveries	(8,490)	(18,378)

Balance, end of period	$144,404	$182,983

(a)	As part of the January 1, 2010, adoption of Statement of Financials Accounting Stardard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB No. 140.” (codified within ASC Topic 860), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” (codified in ASC Topic 810), the Company recorded a $49.4 million allowance for credit losses related to newly consolidated finance receivables.

At June 26, 2011, the allowance for finance credit losses on finance receivables was $13.5 million for wholesale receivables and $130.9 million for retail receivables, which includes $62.1 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At June 27, 2010, the allowance for finance credit losses on finance receivables was $12.5 million for wholesale receivables and $170.5 million for retail receivables, which includes $107.4 million related to receivables held by VIEs.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Six Months Ended June 26, 2011

Compared to the Six Months Ended June 27, 2010

Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 26, 2011	June 27, 2010	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$344,909	$284,014	$60,895	21.4%
Operating income from financial services	149,990	87,527	62,463	71.4

Operating income	494,899	371,541	123,358	33.2
Investment income	3,146	2,427	719	29.6
Interest expense	22,831	47,046	(24,215)	(51.5)

Income before income taxes	475,214	326,922	148,292	45.4
Provision for income taxes	165,374	118,894	46,480	39.1

Income from continuing operations	309,840	208,028	101,812	48.9
Loss from discontinued operations, net of income taxes	—	(103,546)	103,546	N/M

Net income	$309,840	$104,482	$205,358	196.5%

Diluted earnings per share from continuing operations	$1.31	$0.89	$0.42	47.2%
Diluted loss per share from discontinued operations	$—	$(0.44)	$0.44	N/M
Diluted earnings per share	$1.31	$0.45	$0.86	191.1%

Operating income for the Motorcycles segment during the first half of 2011 improved by $60.9 million compared to the first half of 2010 primarily due to increased motorcycle shipments and lower restructuring costs, partially offset by increased expense related to the Company’s growth initiatives. Operating income for the Financial Services segment improved by $62.5 million during the first half of 2011 due to favorable net interest income and improved credit performance in the retail motorcycle loan portfolio. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for the first half of 2011 includes $22.7 million related to the Company’s senior unsecured notes, compared to $45.0 million in the first half of 2010. The decrease in interest expense on the senior unsecured notes is due to the Company’s repurchase of $297.0 million of the $600.0 million senior unsecured notes during the fourth quarter of 2010.

The effective income tax rate for the first half of 2011 was 34.8% compared to 36.4% for the first half of 2010. During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change which affected the Company’s income tax rate for the first half of 2010. Also impacting the effective income tax rate for the first half of 2010 was the favorable conclusion of an Internal Revenue Service audit in the second quarter of 2010 and, in connection with the audit settlement, an adjustment to income taxes payable.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 4.8% during the first half of 2011 compared to the first half of 2010. Retail sales of Harley-Davidson motorcycles increased 4.4% in the United States and 5.6% internationally in the first half of 2011. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 3.8% in the United States and down 0.3% in Europe for the six months ended June 30, 2011 when compared to the same periods in 2010. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Six months ended
	June 30, 2011	June 30, 2010	(Decrease) Increase	% Change
North America Region
United States	85,290	81,686	3,604	4.4%
Canada	6,830	6,792	38	N/M

Total North America Region	92,120	88,478	3,642	4.1

Europe Region (Includes Middle East and Africa)
Europe(b)	25,273	23,467	1,806	7.7
Other	2,704	2,138	566	26.5

Total Europe Region	27,977	25,605	2,372	9.3

Asia Pacific Region
Japan	4,959	5,255	(296)	(5.6)
Other	5,125	4,638	487	10.5

Total Asia Pacific Region	10,084	9,893	191	1.9

Latin America Region	2,810	2,895	(85)	(2.9)

Total Worldwide Retail Sales	132,991	126,871	6,120	4.8%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	Six months ended
	June 30, 2011	June 30, 2010	Increase	% Change
United States(b)	157,602	151,865	5,737	3.8%

	Six months ended
	June 30, 2011	June 30, 2010	Decrease	% Change
Europe(c)	197,344	197,934	(590)	–0.3%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 26, 2011		June 27, 2010		(Decrease) Increase	% Change
United States	77,489	64.2%	69,625	61.8%	7,864	11.3%
International	43,153	35.8%	43,095	38.2%	58	0.1

Harley-Davidson motorcycle units	120,642	100.0%	112,720	100.0%	7,922	7.0%

Touring motorcycle units	48,053	39.9%	43,371	38.5%	4,682	10.8%
Custom motorcycle units(a)	45,888	38.0%	46,742	41.5%	(854)	(1.8)
Sportster motorcycle units	26,701	22.1%	22,607	20.1%	4,094	18.1

Harley-Davidson motorcycle units	120,642	100.0%	112,720	100.0%	7,922	7.0%

Buell motorcycle units	220		2,394		(2,174)	(90.8%)

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 120,642 Harley-Davidson motorcycles worldwide during the first half of 2011, which was 7.0% higher than the first half of 2010. This is in line with Company expectations and resulted in lower U.S. dealer inventory at the end of the first half of 2011 compared to the end of the first half of 2010.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 26, 2011	June 27, 2010	Increase (Decrease)	% Change
Revenue:
Harley-Davidson motorcycles	$1,839,117	$1,640,437	$198,680	12.1%
Buell motorcycles	977	10,906	(9,929)	(91.0)

	1,840,094	1,651,343	188,751	11.4

Parts & Accessories	419,711	380,870	38,841	10.2
General Merchandise	135,476	133,615	1,861	1.4
Other	7,507	6,608	899	13.6

Total revenue	2,402,788	2,172,436	230,352	10.6

Cost of goods sold	1,582,654	1,395,905	186,749	13.4

Gross profit	820,134	776,531	43,603	5.6

Selling & administrative expense	372,036	354,540	17,496	4.9
Engineering expense	66,596	59,616	6,980	11.7
Restructuring expense	36,593	78,361	(41,768)	(53.3)

Operating expense	475,225	492,517	(17,292)	(3.5)

Operating income from motorcycles	$344,909	$284,014	$60,895	21.4%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2010 to the first half of 2011 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
June 27, 2010	$2,172.4	$1,395.9	$776.5
Volume	138.0	79.6	58.4
Foreign currency exchange rates and hedging	55.1	57.2	(2.1)
Product mix	37.3	21.0	16.3
Raw material prices	—	14.8	(14.8)
Manufacturing costs	—	14.2	(14.2)

Total	230.4	186.8	43.6

June 26, 2011	$2,402.8	$1,582.7	$820.1

•

Foreign currency exchange rates during the first half of 2011 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year and more than offset the positive impact of revenue.

•	Product mix benefited net revenue and gross profit primarily from product mix changes both between and within the Company’s motorcycle families.

•	Raw material prices were higher in the first half of 2011 relative to the first half of 2010 due to increasing metals and fuel costs.

•

Manufacturing costs increased primarily due to near-term inefficiencies associated with the Company’s restructuring and transformation at its York, Pennsylvania facility. These costs were partially offset by savings related to restructuring and incremental margin on higher volumes. The restructuring of the York facility is expected to be largely complete in the first half of 2012. Through the next several quarters, the Company continues to expect costs to be adversely impacted by restructuring activities.(1)

The net increase in operating expense was primarily due to increased spending on our international businesses, unfavorable currency exchange rates and investment in new product development. These increases were more than offset by lower restructuring expenses. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 26, 2011	June 27, 2010	(Decrease) Increase	% Change
Interest income	$299,965	$320,057	$(20,092)	(6.3%)
Other income	27,774	23,485	4,289	18.3

Financial services revenue	327,739	343,542	(15,803)	(4.6)

Interest expense	115,026	150,324	(35,298)	(23.5)
Provision for credit losses	(1,184)	41,068	(42,252)	(102.9)
Operating expenses	63,907	64,623	(716)	(1.1)

Financial services expense	177,749	256,015	(78,266)	(30.6)

Operating income from financial services	$149,990	$87,527	$62,463	71.4%

Interest income for the six months ended June 26, 2011 decreased primarily due to lower average retail and wholesale finance receivables outstanding. Interest expense benefited from a lower debt balance related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds.

Other income increased during the first half of 2011 compared to the same period in 2010 primarily due to a $5.6 million hedging loss recognized in the first six months of 2010. During the first half of 2010, the Company held derivative contracts associated with the asset-backed commercial paper conduit facility which did not qualify for hedge accounting treatment. The derivative contracts were terminated in December 2010.

The provision for credit losses related to retail motorcycle finance receivables and wholesale finance receivables decreased by $45.8 million and increased by $1.1 million, respectively, in the first half of 2011 compared to the same period in 2010. During the first half of 2011, the total allowance for credit losses decreased by $29.2 million to $144.4 million reflective of lower anticipated credit losses.

Annualized losses on HDFS’ managed retail motorcycle loans were 1.06% during the first half of 2011 compared to 2.04% during the first half of 2010. The 30-day delinquency rate for managed retail motorcycle loans at June 26, 2011 decreased to 3.53% from 4.50% at June 27, 2010. The decrease in credit losses from the first half of 2010 was due to a lower frequency of loss and improvement in the recovery values of repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 26, 2011	June 27, 2010
Balance, beginning of period	$173,589	$150,082
Allowance related to newly consolidated finance receivables(a)	—	49,424
Provision for finance credit losses	(1,184)	41,068
Charge-offs, net of recoveries	(28,001)	(57,591)

Balance, end of period	$144,404	$182,983

(a)	As part of the January 1, 2010, adoption of Statement of Financials Accounting Stardard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB No. 140.” (codified within ASC Topic 860), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” (codified in ASC Topic 810), the Company recorded a $49.4 million allowance for credit losses related to newly consolidated finance receivables.

At June 26, 2011, the allowance for finance credit losses on finance receivables was $13.5 million for wholesale receivables and $130.9 million for retail receivables, which includes $62.1 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At June 27, 2010, the allowance for finance credit losses on finance receivables was $12.5 million for wholesale receivables and $170.5 million for retail receivables, which includes $107.4 million related to receivables held by VIEs.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement” to ensure consistency between U.S. GAAP and IFRS. ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company is required to adopt ASU No. 2011-04 beginning in the first quarter of 2012 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income” to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to adopt ASU No. 2011-05 beginning in the first quarter of 2012 and the adoption of ASU No. 2011-05 will only impact the format of the current presentation.

Contractual Obligations

The Company has updated its Contractual Obligations table as of June 26, 2011 to reflect the new projected principal and interest payments for the remainder of 2011 and beyond as follows (in thousands):

	2011	2012 - 2013	2014 - 2015	Thereafter	Total
Principal payments on debt	$1,031,491	$1,909,552	$1,024,018	$1,475,920	$5,440,981
Interest payments on debt	122,434	396,596	218,191	170,931	908,152

	$1,153,925	$2,306,148	$1,242,209	$1,646,851	$6,349,133

Interest obligations include the impact of interest rate hedges outstanding as of June 26, 2011. Interest for floating rate instruments, as calculated above, assumes rates in effect at June 26, 2011 remain constant.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $5.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Liquidity and Capital Resources as of June 26, 2011(1)

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

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities as of June 26, 2011 (in thousands):

Cash and cash equivalents	$973,478
Marketable securities	244,555

Total cash and cash equivalents and marketable securities	1,218,033

Global credit facilities	413,151
Asset-backed conduit facility(a)	600,000

Total availability under credit facilities	1,013,151

Total	$2,231,184

(a)	The conduit facility is set to expire in September 2011. The Company anticipates that it will renew this facility prior to expiration(1).

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

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Six months ended
	June 26, 2011	June 27, 2010
Net cash provided by operating activities	$472,962	$726,010
Net cash (used by) provided by investing activities	(189,951)	69,478
Net cash used by financing activities	(329,729)	(984,730)
Effect of exchange rate changes on cash and cash equivalents	(1,702)	(3,172)

Net decrease in cash and cash equivalents of continuing operations	$(48,420)	$(192,414)

Operating Activities of Continuing Operations

The decrease in operating cash flow for the first six months of 2011 compared to the first six months of 2010 was due primarily to a $200.0 million voluntary contribution to the Company’s pension plans and higher cash outflows related to an increase in wholesale finance receivables originations in 2011. No additional pension contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $69.3 million in the first six months of 2011 compared to $45.8 million in the same period last year. Net cash flows from finance receivables held for investment for the first six months of 2011 were $180.4 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2011. A net increase in marketable securities during the first six months of 2011 resulted in lower investing cash flows of approximately $56 million compared to the same period last year.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Share repurchases during the first six months of 2010 and 2011 were limited to shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of June 26, 2011, there were 16.7 million shares remaining on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises.

The Company paid dividends of $0.225 and $0.20 per share totaling $53.2 million and $47.0 million during the first six months of 2011 and 2010, respectively.

Financing cash flows related to debt activity resulted in net cash outflows of $323.7 million in the first six months of 2011 compared to $969.0 million in the first six months of 2010. As noted below, the Company issued $450 million of medium-term notes during March 2011. The Company’s total outstanding debt consisted of the following as of June 26, 2011 and June 27, 2010 (in thousands):

	June 26, 2011	June 27, 2010
Global credit facilities	$201,112	$348,817
Unsecured commercial paper	735,737	440,441
Medium-term notes	2,347,750	2,100,469
Senior unsecured notes	303,000	600,000

	3,587,599	3,489,727
Term asset-backed securitization debt held by VIEs	1,853,382	3,044,627

Total debt	$5,440,981	$6,534,354

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 26, 2011 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Stable

Standard & Poor’s	A2	BBB	Stable

Fitch	F2	BBB+	Stable

Global Credit Facilities – On April 28, 2011, the Company and HDFS entered into a new $675.0 million four-year credit facility to refinance and replace a $675.0 million 364-day credit facility that matured in April 2011. The new four-year credit facility matures in April 2015. The Company and HDFS also have a $675.0 million three-year credit facility which matures in April 2013. The new four-year credit facility and three-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of June 26, 2011 supported by the Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 26, 2011 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	5.25%	December 2007	December 2012
$500,000	5.75%	November 2009	December 2014
$450,000	3.875%	March 2011	March 2016
$1,000,000	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. At June 27, 2010, HDFS had $200.0 million of 5.00% medium-term notes outstanding. At June 27, 2010, those notes included a fair value adjustment increasing the balance by $2.9 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements was to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which was based on 3-month LIBOR. Those notes matured in December 2010 and the principal and accrued interest were paid in full. As a result, the Notes do not include a fair value adjustment as the interest rate swaps were related to those particular medium-term notes. Unamortized discounts on the Notes reduced the balance by $2.3 million and $2.4 million at June 26, 2011 and June 27, 2010 respectively.

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

Asset-Backed Commercial Paper Conduit Facility – On September 10, 2010, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At June 26, 2011, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 26, 2011, the conduit facility expires on September 9, 2011. The Company anticipates that it will renew this facility prior to expiration (1).

Term Asset-Backed Securitization Debt Held by VIEs – On January 1, 2010, the Company adopted new guidance within ASC Topics 810 and 860 for consolidating VIEs. As a result, the Company consolidated the securitized U.S. retail motorcycle loans, resulting secured borrowings, and other related assets and liabilities related to the formerly unconsolidated QSPEs in the Company’s consolidated financial statements. The consolidation of the secured notes related to these VIEs resulted in a $1.89 billion increase in securitization debt on January 1, 2010, the effective date of adoption.

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

As of June 26, 2011, the assets of the VIEs totaled $2.74 billion, of which $2.49 billion of finance receivables and $242.6 million of cash were restricted as collateral for the payment of $1.85 billion of obligations under the secured notes. Approximately $635.6 million of the obligations under the secured notes were classified as current at June 26, 2011, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of June 26, 2011 and June 27, 2010, HDFS had no outstanding borrowings owed to the Company under this agreement.

During the second quarter of 2011, HDFS and the Company entered into a $200.0 million Term Loan Agreement which provides for monthly interest payments based on the prevailing commercial paper rates and principal due at maturity. The Term Loan Agreement matures October 2011 or upon earlier demand by the Company. At June 26, 2011, the balance under the Term Loan Agreement was $200 million. The Term Loan balance and related interest is eliminated in the Company’s consolidated financial statements.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter ended June 26, 2011 through June 30, 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the remaining debt agreements.

At June 26, 2011, HDFS and the Company remained in compliance with all of the then existing covenants.

Cash Flows from Discontinued Operations

During the six months ended June 26, 2011, cash flows from discontinued operations were not material. During the six months ended June 27, 2010, cash flows from discontinued operations were a net cash outflow of $23.9 million.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy;

(ii)	effectively execute the Company’s restructuring plans within expected costs and timing;

(iii)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems;

(iv)	anticipate the level of consumer confidence in the economy;

(v)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead;

(vi)	successfully implement with the Company’s labor unions the agreements that the Company has executed with them that the Company believes will provide flexibility and cost-effectiveness to accomplish restructuring goals and long-term competitiveness;

(vii)	manage supply chain issues, including the ability of several Company suppliers to execute short-term and long-term contingency plans for maintaining supply, or obtaining alternate supply, of certain components and sub-components currently manufactured in Japan;

(viii)	manage production capacity and production changes;

(ix)	provide products, services and experiences that are successful in the marketplace;

(x)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace;

(xi)	manage the risks that the Company’s independent dealers may have difficulty obtaining capital and managing through unfavorable economic conditions and consumer demand;

(xii)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital;

(xiii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio;

(xiv)	sell all of its motorcycles and related products and services to its independent dealers;

(xv)	continue to develop the capabilities of its distributor and dealer network;

(xvi)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations;

(xvii)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices;

(xviii)	adjust to healthcare inflation and reform, pension reform and tax changes;

(xix)	retain and attract talented employees; and

(xx)	detect any issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 26, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part 1 of the Quarterly Report on Form 10-Q in Note 17 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 26, 2011:

2011 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to May 1	1,364	$42	—	24,754,023
May 2 to May 29	20,221	$38	—	24,774,175
May 30 to June 26	20,199	$37	—	24,777,755

Total	41,784	$38	—

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the quarter ended June 26, 2011.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of June 26, 2011, 16.7 million shares remained under this authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2011, the Company acquired 41,784 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 62 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 4, 2011	/s/ John A. Olin
John A. Olin Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: August 4, 2011	/s/ Mark R. Kornetzke
Mark R. Kornetzke Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

3.1	Composite of Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 3, 2011

4.1	Amendment No. 1, dated as of April 28, 2011, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 3-Year Credit Agreement dated as of April 29, 2010 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-9183))

4.2	4-Year Credit Agreement dated as of April 28, 2011 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-9183))

10.1*	Director Compensation Policy effective April 30, 2011

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 26, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated