Form 10-Q
period 2011-09-25
HARLEY DAVIDSON INC
filed 2011-11-03
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Number of shares of the registrant’s common stock outstanding at October 25, 2011: 232,370,530 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 25, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
Revenue:
Motorcycles and related products	$1,232,699	$1,087,115	$3,635,487	$3,259,551
Financial services	164,557	172,845	492,296	516,387

Total revenue	1,397,256	1,259,960	4,127,783	3,775,938

Costs and expenses:
Motorcycles and related products cost of goods sold	817,308	707,309	2,399,962	2,103,214
Financial services interest expense	61,907	62,780	176,933	213,104
Financial services provision for credit losses	6,189	28,049	5,005	69,117
Selling, administrative and engineering expense	256,735	241,976	759,274	720,755
Restructuring expense	12,429	67,476	49,022	145,837

Total costs and expenses	1,154,568	1,107,590	3,390,196	3,252,027

Operating income	242,688	152,370	737,587	523,911
Investment income	2,479	1,239	5,625	3,666
Interest expense	11,270	23,102	34,101	70,148

Income before provision for income taxes	233,897	130,507	709,111	457,429
Provision for income taxes	50,303	36,790	215,677	155,684

Income from continuing operations	183,594	93,717	493,434	301,745
Loss from discontinued operations, net of tax	—	(4,888)	—	(108,434)

Net income	$183,594	$88,829	$493,434	$193,311

Earnings per common share from continuing operations:
Basic	$0.79	$0.40	$2.11	$1.29
Diluted	$0.78	$0.40	$2.09	$1.29

Loss per common share from discontinued operations:
Basic	$—	$(0.02)	$—	$(0.46)
Diluted	$—	$(0.02)	$—	$(0.46)

Earnings per common share:
Basic	$0.79	$0.38	$2.11	$0.83
Diluted	$0.78	$0.38	$2.09	$0.82

Cash dividends per common share	$0.125	$0.10	$0.350	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)		(Unaudited)
	September 25,	December 31,	September 26,
	2011	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,428,753	$1,021,933	$1,494,301
Marketable securities	179,285	140,118	55,229
Accounts receivable, net	285,332	262,382	306,085
Finance receivables, net	1,104,056	1,080,432	1,065,103
Restricted finance receivables held by variable interest entities, net	586,144	699,026	674,371
Inventories	345,963	326,446	319,101
Restricted cash held by variable interest entities	238,208	288,887	287,613
Other current assets	217,445	247,402	297,157

Total current assets	4,385,186	4,066,626	4,498,960

Finance receivables, net	2,095,839	1,553,781	2,045,249
Restricted finance receivables held by variable interest entities, net	2,119,789	2,684,330	2,425,788
Property, plant and equipment, net	775,213	815,112	779,991
Goodwill	30,004	29,590	29,992
Other long-term assets	298,328	281,301	260,980

	$9,704,359	$9,430,740	$10,040,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,490	$225,346	$243,840
Accrued liabilities	731,943	556,671	690,811
Short-term debt	774,971	480,472	587,981
Current portion of long-term debt	—	—	201,426
Current portion of long-term debt held by variable interest entities	644,779	751,293	731,833

Total current liabilities	2,441,183	2,013,782	2,455,891

Long-term debt	2,804,605	2,516,650	2,814,400
Long-term debt held by variable interest entities	1,350,294	2,003,941	1,801,537
Pension liability	106,795	282,085	353,896
Postretirement healthcare liability	262,096	254,762	272,232
Other long-term liabilities	138,126	152,654	153,054

Commitments and contingencies (Note 17)

Total shareholders’ equity	2,601,260	2,206,866	2,189,950

	$9,704,359	$9,430,740	$10,040,960

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 25,	September 26,
	2011	2010
Net cash provided by operating activities of continuing operations (Note 3)	$901,601	$1,169,502

Cash flows from investing activities of continuing operations:
Capital expenditures	(106,115)	(77,559)
Origination of finance receivables	(2,164,144)	(1,841,403)
Collections on finance receivables	2,130,369	2,041,976
Purchases of marketable securities	(142,653)	(68,497)
Sales and redemptions of marketable securities	104,975	54,579

Net cash (used by) provided by investing activities of continuing operations	(177,568)	109,096

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	394,277	—
Proceeds from securitization debt	571,276	—
Repayments of securitization debt	(1,333,541)	(1,518,528)
Net increase in credit facilities and unsecured commercial paper	182,058	145,687
Net borrowings of asset-backed commercial paper	(483)	(845)
Net change in restricted cash	50,679	78,928
Dividends	(82,557)	(70,480)
Purchase of common stock for treasury	(97,456)	(1,687)
Excess tax benefits from share-based payments	2,702	3,590
Issuance of common stock under employee stock option plans	7,763	7,466

Net cash used by financing activities of continuing operations	(305,282)	(1,355,869)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(11,857)	4,921

Net increase (decrease) in cash and cash equivalents of continuing operations	406,894	(72,350)

Cash flows from discontinued operations:
Cash flows used by operating activities of discontinued operations	(74)	(68,650)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(1,195)

	(74)	(69,845)

Net increase (decrease) in cash and cash equivalents	$406,820	$(142,195)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,021,933	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	—	6,063
Net increase (decrease) in cash and cash equivalents	406,820	(142,195)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—

Cash and cash equivalents - end of period	$1,428,753	$1,494,301

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 25, 2011 and September 26, 2010, the condensed consolidated statements of operations for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended.

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

2. New Accounting Standards

Accounting Standards Recently Adopted

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 amends the guidance within ASC Topic 310, “Receivables,” to clarify how creditors determine when a restructuring constitutes a troubled debt restructuring. In addition, ASU No. 2011-02 clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties even though the debtor may not be in payment default. The Company adopted ASU No. 2011-02 beginning June 27, 2011. Refer to Note 6 for further information regarding the Company’s identification and disclosure of any troubled debt restructurings.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance within Accounting Standards Codification (ASC) Topic 310, “Receivables,” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company was required to adopt the majority of ASU No. 2010-20 as of December 31, 2010 with the remainder as of January 1, 2011; please refer to Note 6 for further discussion.

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

Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement” to ensure consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company is required to adopt ASU No. 2011-04 beginning in the first quarter of 2012, and the adoption of ASU No. 2011-04 will only impact the content of the current disclosure.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income,” to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to adopt ASU No. 2011-05 beginning in the first quarter of 2012, and the adoption of ASU No. 2011-05 will only impact the format of the current presentation.

3. Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	September 25, 2011	December 31, 2010	September 26, 2010
Available-for-sale:
Corporate bonds	$179,285	$50,231	$55,229
U.S. Treasuries	—	89,887	—

	$179,285	$140,118	$55,229

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income, and have maturities of less than one year. During the first nine months of 2011 and 2010, the Company recognized gross unrealized gains of $1.5 million and losses of $1.1 million, respectively, or $0.9 million and $0.7 million net of taxes, respectively, to adjust amortized cost to fair value.

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	September 25, 2011	December 31, 2010	September 26, 2010
Components at the lower of FIFO cost or market
Raw materials and work in process	$95,957	$100,082	$103,916
Motorcycle finished goods	154,273	158,425	144,794
Parts and accessories and general merchandise	131,708	101,975	105,828

Inventory at lower of FIFO cost or market	381,938	360,482	354,538
Excess of FIFO over LIFO cost	(35,975)	(34,036)	(35,437)

	$345,963	$326,446	$319,101

Operating Cash Flow

The reconciliation of net income to net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 25, 2011	September 26, 2010
Cash flows from operating activities:
Net income	$493,434	$193,311
Loss from discontinued operations	—	(108,434)

Income from continuing operations	493,434	301,745

Adjustments to reconcile income from continuing operations to net cash (used by) provided by operating activities:
Depreciation	131,938	199,629
Amortization of deferred loan origination costs	59,272	66,605
Amortization of financing origination fees	8,171	16,890
Provision for employee long-term benefits	50,983	64,331
Contributions to pension and postretirement plans	(207,829)	(28,138)
Stock compensation expense	28,316	21,486
Net change in wholesale finance receivables related to sales	77,519	148,646
Provision for credit losses	5,005	69,117
Loss on debt extinguishment	8,671	—
Pension and postretirement healthcare plan curtailment and settlement expense	236	30,206
Foreign currency adjustments	11,381	(18,481)
Other, net	11,036	32,304
Changes in current assets and liabilities:
Accounts receivable, net	(19,473)	(38,603)
Finance receivables - accrued interest and other	7,069	9,825
Inventories	(19,451)	5,941
Accounts payable and accrued liabilities	257,373	306,173
Restructuring reserves	2,664	(18,332)
Derivative instruments	(2,279)	3,978
Other	(2,435)	(3,820)

Total adjustments	408,167	867,757

Net cash provided by operating activities of continuing operations	$901,601	$1,169,502

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

The following table summarizes the net revenue, pre-tax loss, net loss and loss per common share from discontinued operations for the period noted (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 26,	September 26,
	2010	2010
Revenue	$3,983	$48,563
Loss before income taxes	$(5,645)	$(131,034)
Net loss	$(4,888)	$(108,434)

Loss per common share	$(0.02)	$(0.46)

Included in the first nine months of 2010 operating loss was an impairment charge of $111.8 million, or $90.2 million net of tax, which represented the excess of net book value of the held-for-sale assets over the fair value less selling costs. The impairment charge is included in loss from discontinued operations and consisted of $32.3 million accounts receivable valuation allowance; $25.2 million inventory valuation; $26.9 million fixed asset impairment; $15.8 million intangible asset impairment; $2.6 million other asset valuation allowance; and $9.0 million of currency translation adjustment.

As of August 6, 2010, assets of discontinued operations that were sold consisted of $0.6 million of accounts receivable, net; $3.6 million of inventories; and $14.3 million of other assets. As of August 6, 2010, liabilities of discontinued operations that were sold consisted of $41.7 million of accounts payable and accrued liabilities and $16.6 million of other liabilities.

5. Restructuring Expense

2011 Restructuring Plan

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

After taking actions to implement the new ratified labor agreement (2011 Restructuring Plan), the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the existing contract. The new contract will be implemented in 2012.

Under the 2011 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $15 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. During the first nine months of 2011, the Company recorded a $8.2 million restructuring charge related to the 2011 Restructuring Plan.

The following table summarizes the Company’s 2011 Restructuring Plan reserve recorded in accrued liabilities (in thousands):

	September 25, 2011
	Motorcycles & Related Products
	Employee
	Severance and
	Termination Costs	Other	Total
Restructuring expense	$7,819	$342	$8,161
Utilized - cash	(3,948)	(342)	(4,290)
Utilized - noncash	(236)	—	(236)

Balance June 26, 2011	$3,635	$—	$3,635

For the nine months ended September 25, 2011, restructuring expense included $0.2 million of noncash curtailment losses related to the Company’s pension plan that covers employees of the Kansas City facility.

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

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $67 million in restructuring expenses related to the new contracts through 2012, of which approximately 42% are expected to be non-cash. On a cumulative basis, the Company has incurred $53.8 million of restructuring expense under the 2010 Restructuring Plan as of September 25, 2011, of which $9.4 million was incurred during the first nine months of 2011.

The following table summarizes changes in the Company’s 2010 Restructuring Plan reserve which was recorded in accrued liabilities (in thousands):

	Nine months ended September 25, 2011			Nine months ended September 26, 2010
	Motorcycles & Related Products			Motorcycles & Related Products
	Employee			Employee
	Severance and			Severance and
	Termination Costs	Other	Total	Termination Costs	Other	Total
Beginning balance	$8,652	$—	$8,652	$—	$—	$—
Restructuring expense	9,432	(1)	9,431	40,662	5	40,667
Utilized - cash	(828)	1	(827)	(2,141)	(5)	(2,146)
Utilized - noncash	—	—	—	(28,171)		(28,171)

Ending Balance	$17,256	$—	$17,256	$10,350	$—	$10,350

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

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $401 million to $416 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $374.8 million of restructuring and impairment expense under the 2009 Restructuring Plan as of September 25, 2011, of which $31.4 million was incurred during the first nine months of 2011. Approximately 2,500 employees have left the Company under the 2009 Restructuring Plan as of September 25, 2011.

The following tables summarize changes in the Company’s 2009 Restructuring Plan reserve which was recorded in accrued liabilities (in thousands):

	Nine months ended September 25, 2011
	Motorcycles & Related Products				Financial Services
	Employee				Employee
	Severance and	Accelerated			Severance and	Consolidated
	Termination Costs	Depreciation	Other	Total	Termination Costs	Total
Balance December 31, 2010	$23,818	$—	$2,764	$26,582	$—	$26,582
Restructuring expense	5,932	—	25,498	31,430	—	31,430
Utilized - cash	(13,000)	—	(28,079)	(41,079)	—	(41,079)
Utilized - noncash	—	—	—	—	—	—

Balance September 25, 2011	$16,750	$—	$183	$16,933	$—	$16,933

	Nine months ended September 26, 2010
	Motorcycles & Related Products				Financial Services
	Employee				Employee
	Severance and	Accelerated			Severance and	Consolidated
	Termination Costs	Depreciation	Other	Total	Termination Costs	Total
Balance December 31, 2009	$36,070	$—	$31,422	$67,492	$219	$67,711
Restructuring expense	31,948	44,425	28,977	105,170	—	105,170
Utilized - cash	(39,602)	—	(47,990)	(87,592)	(44)	(87,636)
Utilized - noncash	1,023	(44,245)	(2,819)	(46,041)	(175)	(46,216)

Balance September 26, 2010	$29,439	$—	$9,590	$39,029	$—	$39,029

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

Finance receivables, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	September 25,	December 31,	September 26,
	2011	2010	2010
Retail	$5,321,403	$5,377,161	$5,674,836
Wholesale	717,044	813,997	717,660

	6,038,447	6,191,158	6,392,496
Allowance for credit losses	(132,619)	(173,589)	(181,985)

	$5,905,828	$6,017,569	$6,210,511

At September 25, 2011, December 31, 2010 and September 26, 2010, the Company’s Condensed Consolidated Balance Sheet included finance receivables, net of $2.71 billion, $3.38 billion and $3.10 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 7. These receivables are included in retail finance receivables in the table above.

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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 25, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$130,948	$13,456	$144,404
Provision for finance credit losses	11,833	(5,644)	6,189
Charge-offs	(28,636)	(173)	(28,809)
Recoveries	10,835	—	10,835

Balance, end of period	$124,980	$7,639	$132,619

	Nine months ended September 25, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for finance credit losses	12,676	(7,671)	5,005
Charge-offs	(86,730)	(503)	(87,233)
Recoveries	41,243	15	41,258

Balance, end of period	$124,980	$7,639	$132,619

Included in the $125.0 million retail allowance for credit losses on finance receivables is $64.7 million related to finance receivables held by VIEs.

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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment was as follows (in thousands):

	September 25, 2011
	Retail	Wholesale	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	124,980	7,639	132,619

Total allowance for credit losses	$124,980	$7,639	$132,619

Finance receivables:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,321,403	717,044	6,038,447

Total finance receivables	$5,321,403	$717,044	$6,038,447

	December 31, 2010
	Retail	Wholesale	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$3,566	$3,566
Collectively evaluated for impairment	157,791	12,232	170,023

Total allowance for credit losses	$157,791	$15,798	$173,589

Finance receivables:
Individually evaluated for impairment	$—	$5,423	$5,423
Collectively evaluated for impairment	5,377,161	808,574	6,185,735

Total finance receivables	$5,377,161	$813,997	$6,191,158

There are no wholesale finance receivables at September 25, 2011 that are individually deemed to be impaired under ASC Topic 310, “Receivables”. Additional information related to the wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables,” at December 31, 2010 includes (in thousands):

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Wholesale:
No related allowance recorded	$—	$—	$—
Related allowance recorded	5,423	5,358	3,566

Total impaired wholesale finance receivables	$5,423	$5,358	$3,566

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. Retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 25, 2011 and December 31, 2010, all retail finance receivables were accounted for as interest-earning receivables, of which $23.3 million and $34.1 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There are no wholesale finance receivables on non-accrual status at September 25, 2011. The recorded investment of non-accrual status wholesale finance receivables at December 31, 2010 was $5.4 million. At September 25, 2011 and December 31, 2010, $0.6 million and $1.6 million, respectively, of wholesale finance receivables were 90 days or more past due and accruing interest.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables, was as follows (in thousands):

September 25, 2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,148,199	$112,370	$37,491	$23,343	$173,204	$5,321,403
Wholesale	715,745	508	197	594	1,299	717,044

Total	$5,863,944	$112,878	$37,688	$23,937	$174,503	$6,038,447

A significant part of managing HDFS’ finance receivable portfolios includes the assessment of credit risk associated with each borrower. As the credit risk varies between the retail and wholesale portfolios, HDFS utilizes different credit risk indicators for each portfolio.

HDFS manages retail credit risk through its credit approval policy and ongoing collection efforts. HDFS uses FICO scores to differentiate the expected default rates of retail credit applicants enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. Retail loans with a FICO score of 640 or above at origination are considered prime, and loans with a FICO score below 640 at origination are considered sub-prime. These credit quality indicators are determined at the time of loan origination and are not updated subsequent to the loan origination date.

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

September 25, 2011
Prime	$4,280,000
Sub-prime	1,041,403

Total	$5,321,403

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

September 25, 2011
Doubtful	$8,260
Substandard	9,115
Special Mention	6,652
Medium Risk	4,305
Low Risk	688,712

Total	$717,044

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

During the third quarter of 2011, the Company issued $573.4 million of secured notes through one term asset-backed securitization transaction. There were no term-asset back securitizations during the nine months ended September 26, 2010.

Consolidated assets and liabilities of term asset-backed securitization SPEs were as follows (in thousands):

	September 25, 2011	September 26, 2010
Assets
Finance receivables	$2,754,409	$3,162,842
Allowance for finance credit losses	(64,292)	(95,736)
Restricted cash	237,030	285,711
Other assets	7,394	13,604

Total assets	$2,934,541	$3,366,421

Liabilities
Term asset-backed securitization debt	$1,995,073	$2,533,370

Asset-Backed Commercial Paper Conduit Facility VIE

On September 9, 2011, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The agreement has similar terms as the prior agreement and is for the same amount. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 7, 2012.

Consolidated assets of the asset-backed commercial paper conduit facility SPE were as follows (in thousands):

	September 25, 2011	September 26, 2010
Finance receivables	$16,193	$34,082
Allowance for finance credit losses	(377)	(1,030)
Restricted cash	1,178	1,949
Other assets	549	1,875

Total assets	$17,543	$36,876

The SPE had no borrowings outstanding under the conduit facility at September 25, 2011 or September 26, 2010; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.

8. Debt

During the third quarter of 2011, the Company repurchased $44.4 million of its $1.0 billion medium-term 6.80% notes due in June 2018. As a result of the transaction, the Company incurred an $8.7 million loss on extinguishment of debt, including unamortized discounts and fees, which is included in Financial services interest expense.

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at September 25, 2011 and September 26, 2010 (in thousands):

	September 25, 2011		September 26, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,428,753	$1,428,753	$1,494,301	$1,494,301
Marketable securities	$179,285	$179,285	$55,229	$55,229
Accounts receivable, net	$285,332	$285,332	$306,085	$306,085
Derivatives	$10,343	$10,343	$2,169	$2,169
Finance receivables, net	$6,008,081	$5,905,828	$6,236,095	$6,210,511
Restricted cash held by variable interest entities	$238,208	$238,208	$287,613	$287,613
Liabilities:
Accounts payable	$289,490	$289,490	$243,840	$243,840
Derivatives	$6,834	$6,834	$19,924	$19,924
Unsecured commercial paper	$813,571	$813,571	$697,481	$697,481
Credit facilities	$159,438	$159,438	$207,234	$207,234
Medium-term notes	$2,530,834	$2,303,567	$2,256,711	$2,099,092
Senior unsecured notes	$384,110	$303,000	$804,735	$600,000
Term asset-backed securitization debt	$2,015,261	$1,995,073	$2,596,730	$2,533,370

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

Finance Receivables, Net – Finance receivables, net includes restricted finance receivables held by VIEs, net. Retail and wholesale finance receivables are recorded in the financial statements at historical cost less an allowance for finance credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. The historical cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 25, 2011
	Balance as of September 25, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,144,790	$1,144,790	$—	$—
Marketable securities	179,285	—	179,285	—
Derivatives	10,343	—	10,343	—

	$1,334,418	$1,144,790	$189,628	$—

Liabilities:
Derivatives	$6,834	$—	$6,834	$—

	September 26, 2010
	Balance as of September 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,091,200	$1,091,200	$—	$—
Marketable securities	55,229	—	55,229	—
Derivatives	2,169	—	2,169	—

	$1,148,598	$1,091,200	$57,398	$—

Liabilities:
Derivatives	$19,924	$—	$19,924	$—

The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Foreign currency exchange contracts are valued using publicly quoted spot and forward prices; commodity contracts are valued using publicly quoted prices, where available, or dealer quotes; interest rate swaps are valued using publicized swap curves; and investments in marketable debt securities are valued using publicly quoted prices.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. In addition, HDFS utilized interest rate swaps with its medium-term notes which matured in December 2010; however, the impact was to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, did not qualify for hedge accounting treatment. The derivative contracts related to these term asset-backed securitizations expired during 2011 and 2010, respectively. Additionally, to facilitate the asset-backed commercial paper conduit facility agreements that the Company entered into in April 2009, HDFS entered into derivative contracts, which did not qualify for hedge accounting treatment. These derivative contracts were terminated in 2010. The fair value of HDFS’s interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 25, 2011			September 26, 2010
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$279,230	$10,343	$2,439	$340,411	$—	$10,431
Natural gas contracts(c)	3,530	—	245	2,305	—	505
Interest rate swaps - unsecured commercial paper(c)	109,500	—	4,150	144,800	—	8,988
Interest rate swaps - medium-term notes(d)	—	—	—	150,000	1,427	—

Total	$392,260	$10,343	$6,834	$637,516	$1,427	$19,924

	September 25, 2011			September 26, 2010
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Derivatives - securitization transactions	$—	$—	$—	$62,613	$—	$—
Derivatives - conduit facility	—	—	—	476,489	742	—

Total	$—	$—	$—	$539,102	$742	$—

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge
(d)	Derivative designated as a fair value hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended		Nine months ended
Cash Flow Hedges	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Foreign currency contracts	$9,051	$(16,512)	$(7,870)	$(2,641)
Natural gas contracts	(200)	(519)	(464)	(1,168)
Interest rate swaps - unsecured commercial paper	(237)	(910)	(642)	(4,391)

Total	$8,614	$(17,941)	$(8,976)	$(8,200)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Nine months ended		Expected to be Reclassified
Cash Flow Hedges	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010	Over the Next Twelve Months
Foreign currency contracts(a)	$(5,058)	$(804)	$(25,846)	$2,877	$(6,705)
Natural gas contracts(a)	(41)	(153)	(465)	(613)	245
Interest rate swaps - unsecured commercial paper(b)	(1,254)	(1,703)	(3,940)	(5,047)	(3,523)

Total	$(6,353)	$(2,660)	$(30,251)	$(2,783)	$(9,983)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the three and nine months ended September 25, 2011 and September 26, 2010, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of Loss Recognized in Income on Derivative
	Three months ended		Nine months ended
Fair Value Hedges	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Interest rate swaps - medium-term notes(a)	$—	$(1,491)	$—	$(4,645)

	Amount of Gain Recognized in Income on Hedged Debt
	Three months ended		Nine months ended
Fair Value Hedges	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Interest rate swaps - medium-term notes(a)	$—	$1,491	$—	$4,645

(a)	Gain/(loss) recognized in income is included in financial services interest expense.

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives not Designated as Hedges	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Derivatives - securitization transactions(a)	$—	$(1)	$—	$(8)
Derivatives - conduit facility(a)	—	(887)	—	(6,461)

Total	$—	$(888)	$—	$(6,469)

(a)	Gain/(loss) recognized in income is included in financial services revenue.

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

12. Comprehensive Income

The following tables set forth the reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net income	$183,594	$88,829	$493,434	$193,311
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(20,058)	36,284	(2,060)	6,053
Unrealized gains (losses) on marketable securities	(164)	1,219	938	709
Derivative financial instruments:
Unrealized net gains (losses) arising during period	5,420	(9,006)	(5,659)	(2,936)
Less: net (gains) losses reclassified into net income	(4,014)	401	(19,088)	277

Total derivative financial instruments	9,434	(9,407)	13,429	(3,213)
Pension and postretirement benefit plans:
Amortization of actuarial loss	5,896	4,969	18,760	14,908
Amortization of net prior service (credit) cost	(141)	318	(1,001)	952
Pension and postretirement plan funded status adjustment	—	(70,586)	546	(70,586)
Less: actuarial loss reclassified into net income due to settlement	—	(300)	—	(1,925)
Less: prior service (cost) credit reclassified into net income due to net curtailment loss	—	(17,738)	(1)	(17,094)

Total pension and postretirement benefit plans:	5,755	(47,261)	18,306	(35,707)

Total comprehensive income, net of tax	$178,561	$69,664	$524,047	$161,153

13. Income Taxes

The Company’s third quarter 2011 income tax rate was favorably impacted by discrete tax items totaling $29.7 million which primarily consisted of a favorable settlement of an Internal Revenue Service (IRS) audit for tax years 2005 through 2008 and a favorable change in Wisconsin income tax law associated with certain net operating losses, partially offset by increases in certain income tax reserves.

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

The Company’s second quarter 2010 income tax expense was affected by the favorable conclusion of an IRS audit and, in connection with the audit settlement, an adjustment to income taxes payable.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Balance, beginning of period	$55,407	$62,569	$54,134	$68,044
Warranties issued during the period	10,210	10,865	33,770	27,547
Settlements made during the period	(15,016)	(16,077)	(37,882)	(44,150)
Recalls and changes to pre-existing warranty liabilities	759	(903)	1,338	5,013

Balance, end of period	$51,360	$56,454	$51,360	$56,454

The liability for safety recall campaigns was $2.2 million and $2.2 million as of September 25, 2011 and September 26, 2010, respectively.

15. Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of September 25, 2011 and September 26, 2010.

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$183,594	$93,717	$493,434	$301,745

Denominator:
Denominator for basic earnings per share- weighted-average common shares	233,800	233,504	233,989	233,232
Effect of dilutive securities - employee stock compensation plan	2,061	1,282	1,992	1,395

Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	235,861	234,786	235,981	234,627

Earnings per common share from continuing operations:
Basic	$0.79	$0.40	$2.11	$1.29
Diluted	$0.78	$0.40	$2.09	$1.29

Outstanding options to purchase 3.8 million and 4.1 million shares of common stock for the three months ended September 25, 2011 and September 26, 2010, respectively, and 3.7 million and 4.2 million shares of common stock for the nine months ended September 25, 2011 and September 26, 2010, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Pension and SERPA Benefits
Service cost	$9,274	$10,345	$27,819	$31,131
Interest cost	20,147	19,409	60,441	58,323
Expected return on plan assets	(26,652)	(24,392)	(79,959)	(73,080)
Amortization of unrecognized:
Prior service cost	746	1,085	2,235	3,351
Net loss	7,550	5,594	22,659	16,878
Curtailment loss	—	15,505	236	15,505
Settlement loss	—	476	—	3,058

Net periodic benefit cost	$11,065	$28,022	$33,431	$55,166

Postretirement Healthcare Benefits
Service cost	$1,907	$2,480	$5,721	$7,514
Interest cost	4,911	5,297	14,733	15,891
Expected return on plan assets	(2,346)	(2,445)	(7,038)	(7,335)
Amortization of unrecognized:
Prior service credit	(969)	(629)	(2,907)	(1,887)
Net loss	1,798	2,251	5,394	6,753
Curtailment loss	—	12,666	—	11,643

Net periodic benefit cost	$5,301	$19,620	$15,903	$32,579

The 2011 Restructuring Plan action resulted in a pension plan curtailment loss of $0.2 million, which is included in restructuring expense for the nine months ended September 25, 2011. The curtailment loss also resulted in a pension plan remeasurement during the first quarter of 2011 using a discount rate of 5.76% and a postretirement healthcare plan remeasurement using a discount rate of 5.30%. At December 31, 2010, the discount rates used to measure the pension plans and the postretirement healthcare plans were 5.79% and 5.28%, respectively. All other significant assumptions remain unchanged from the December 31, 2010 measurement date. As a result of the remeasurement, the Company recognized a funded status adjustment consisting of a $0.9 million decrease to its pension and postretirement healthcare liabilities and an increase to other comprehensive income of $0.9 million, or $0.5 million net of tax.

During the first nine months of 2010, the Company recorded a net curtailment loss of $27.1 million which was included in restructuring expense. The net curtailment loss consisted of a $28.2 million curtailment loss related to the 2010 Restructuring Plan and a $1.1 million curtailment gain related to the 2009 Restructuring Plan. Also included in the 2010 restructuring expense was a $3.1 million settlement loss related to its SERPA plans.

The settlement loss was the result of benefit payments made to former executives who departed from the Company during 2009 and 2010.

In January 2011, the Company voluntarily contributed $200.0 million in cash to further fund its pension plans. No additional pension contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

17. Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Motorcycles net revenue	$1,232,699	$1,087,115	$3,635,487	$3,259,551

Gross profit	415,391	379,806	1,235,525	1,156,337
Selling, administrative and engineering expense	222,258	210,828	660,890	624,984
Restructuring expense	12,429	67,476	49,022	145,837

Operating income from Motorcycles	180,704	101,502	525,613	385,516

Financial services revenue	164,557	172,845	492,296	516,387
Financial services expense	102,573	121,977	280,322	377,992

Operating income from Financial Services	61,984	50,868	211,974	138,395

Operating income	$242,688	$152,370	$737,587	$523,911

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $4.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred primarily over a period of several years ending in 2015. Response Costs related to ground water remediation may continue for some time beyond 2015.

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

	Three months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,234,913	$—	$(2,214)	$1,232,699
Financial services	—	165,512	(955)	164,557

Total revenue	1,234,913	165,512	(3,169)	1,397,256

Costs and expenses:
Motorcycles and related products cost of goods sold	817,308	—	—	817,308
Financial services interest expense	—	61,907	—	61,907
Financial services provision for credit losses	—	6,189	—	6,189
Selling, administrative and engineering expense	223,213	36,691	(3,169)	256,735
Restructuring expense	12,429	—	—	12,429

Total costs and expenses	1,052,950	104,787	(3,169)	1,154,568

Operating income	181,963	60,725	—	242,688
Investment income	2,479	—	—	2,479
Interest expense	11,270	—	—	11,270

Income before provision for income taxes	173,172	60,725	—	233,897
Provision for income taxes	27,906	22,397	—	50,303

Income from continuing operations	145,266	38,328	—	183,594
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$145,266	$38,328	$—	$183,594

	Nine months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,643,206	$—	$(7,719)	$3,635,487
Financial services	—	493,782	(1,486)	492,296

Total revenue	3,643,206	493,782	(9,205)	4,127,783

Costs and expenses:
Motorcycles and related products cost of goods sold	2,399,962	—	—	2,399,962
Financial services interest expense	—	176,933	—	176,933
Financial services provision for credit losses	—	5,005	—	5,005
Selling, administrative and engineering expense	662,376	106,103	(9,205)	759,274
Restructuring expense	49,022	—	—	49,022

Total costs and expenses	3,111,360	288,041	(9,205)	3,390,196

Operating income	531,846	205,741	—	737,587
Investment income	130,625	—	(125,000)	5,625
Interest expense	34,101	—	—	34,101

Income before provision for income taxes	628,370	205,741	(125,000)	709,111
Provision for income taxes	141,074	74,603	—	215,677

Income from continuing operations	487,296	131,138	(125,000)	493,434
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$487,296	$131,138	$(125,000)	$493,434

	Three months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,088,961	$—	$(1,846)	$1,087,115
Financial services	—	173,227	(382)	172,845

Total revenue	1,088,961	173,227	(2,228)	1,259,960

Costs and expenses:
Motorcycles and related products cost of goods sold	707,309	—	—	707,309
Financial services interest expense	—	62,780	—	62,780
Financial services provision for credit losses	—	28,049	—	28,049
Selling, administrative and engineering expense	211,210	32,994	(2,228)	241,976
Restructuring expense	67,476	—	—	67,476

Total costs and expenses	985,995	123,823	(2,228)	1,107,590

Operating income	102,966	49,404	—	152,370
Investment income	1,239	—	—	1,239
Interest expense	23,102	—	—	23,102

Income before provision for income taxes	81,103	49,404	—	130,507
Provision for income taxes	19,004	17,786	—	36,790

Income from continuing operations	62,099	31,618	—	93,717
Loss from discontinued operations, net of tax	(4,888)	—	—	(4,888)

Net income	$57,211	$31,618	$—	$88,829

	Nine months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,261,858	$—	$(2,307)	$3,259,551
Financial services	—	517,079	(692)	516,387

Total revenue	3,261,858	517,079	(2,999)	3,775,938

Costs and expenses:
Motorcycles and related products cost of goods sold	2,103,214	—	—	2,103,214
Financial services interest expense	—	213,104	—	213,104
Financial services provision for credit losses	—	69,117	—	69,117
Selling, administrative and engineering expense	625,676	98,078	(2,999)	720,755
Restructuring expense	145,837	—	—	145,837

Total costs and expenses	2,874,727	380,299	(2,999)	3,252,027

Operating income	387,131	136,780	—	523,911
Investment income	3,666	—	—	3,666
Interest expense	70,148	—	—	70,148

Income before provision for income taxes	320,649	136,780	—	457,429
Provision for income taxes	106,442	49,242	—	155,684

Income from continuing operations	214,207	87,538	—	301,745
Loss from discontinued operations, net of tax	(108,434)	—	—	(108,434)

Net income	$105,773	$87,538	$—	$193,311

	September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$995,855	$432,898	$—	$1,428,753
Marketable securities	179,285	—	—	179,285
Accounts receivable, net	590,611	—	(305,279)	285,332
Finance receivables, net	—	1,104,056	—	1,104,056
Restricted finance receivables held by variable interest entities, net	—	586,144	—	586,144
Inventories	345,963	—	—	345,963
Restricted cash held by variable interest entities		238,208	—	238,208
Other current assets	159,814	57,631	—	217,445

Total current assets	2,271,528	2,418,937	(305,279)	4,385,186

Finance receivables, net	—	2,095,839	—	2,095,839
Restricted finance receivables held by variable interest entities, net	—	2,119,789	—	2,119,789
Property, plant and equipment, net	746,230	28,983	—	775,213
Goodwill	30,004	—	—	30,004
Other long-term assets	344,073	25,874	(71,619)	298,328

	$3,391,835	$6,689,422	$(376,898)	$9,704,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,210	$348,559	$(305,279)	$289,490
Accrued liabilities	627,972	107,414	(3,443)	731,943
Short-term debt	—	774,971	—	774,971
Current portion of long-term debt held by variable interest entities	—	644,779	—	644,779

Total current liabilities	874,182	1,875,723	(308,722)	2,441,183

Long-term debt	303,000	2,501,605	—	2,804,605
Long-term debt held by variable interest entities	—	1,350,294	—	1,350,294
Pension liability	106,795	—	—	106,795
Postretirement healthcare liability	262,096	—	—	262,096
Other long-term liabilities	124,031	14,095	—	138,126

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,721,731	947,705	(68,176)	2,601,260

	$3,391,835	$6,689,422	$(376,898)	$9,704,359

	December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$791,791	$230,142	$—	$1,021,933
Marketable securities	140,118	—	—	140,118
Accounts receivable, net	454,311	—	(191,929)	262,382
Finance receivables, net	—	1,080,432	—	1,080,432
Restricted finance receivables held by variable interest entities, net	—	699,026	—	699,026
Inventories	326,446	—	—	326,446
Restricted cash held by variable interest entities	—	288,887	—	288,887
Other current assets	158,692	136,285	(47,575)	247,402

Total current assets	1,871,358	2,434,772	(239,504)	4,066,626

Finance receivables, net	—	1,553,781	—	1,553,781
Restricted finance receivables held by variable interest entities, net	—	2,684,330	—	2,684,330
Property, plant and equipment, net	785,139	29,973	—	815,112
Goodwill	29,590	—	—	29,590
Other long-term assets	324,750	25,919	(69,368)	281,301

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,642	$253,794	$(224,090)	$225,346
Accrued liabilities	501,741	73,569	(18,639)	556,671
Short-term debt	—	480,472	—	480,472
Current portion of long-term debt held by variable interest entities	—	751,293	—	751,293

Total current liabilities	697,383	1,559,128	(242,729)	2,013,782

Long-term debt	303,000	2,213,650	—	2,516,650
Long-term debt held by variable interest entities	—	2,003,941	—	2,003,941
Pension liability	282,085	—	—	282,085
Postretirement healthcare benefits	254,762	—	—	254,762
Other long-term liabilities	140,804	11,850	—	152,654

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,332,803	940,206	(66,143)	2,206,866

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

	September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,278,025	$216,276	$—	$1,494,301
Marketable securities	55,229	—	—	55,229
Accounts receivable, net	600,209	—	(294,124)	306,085
Finance receivables, net	—	1,065,103	—	1,065,103
Restricted finance receivables held by variable interest entities, net	—	674,371	—	674,371
Inventories	319,101	—	—	319,101
Restricted cash held by variable interest entities	—	287,613	—	287,613
Other current assets	199,399	97,758	—	297,157

Total current assets	2,451,963	2,341,121	(294,124)	4,498,960

Finance receivables, net	—	2,045,249	—	2,045,249
Restricted finance receivables held by variable interest entities, net	—	2,425,788	—	2,425,788
Property, plant and equipment, net	749,498	30,493	—	779,991
Goodwill	29,992	—	—	29,992
Other long-term assets	304,467	25,120	(68,607)	260,980

	$3,535,920	$6,867,771	$(362,731)	$10,040,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,236	$330,728	$(294,124)	$243,840
Accrued liabilities	616,574	77,266	(3,029)	690,811
Short-term debt	—	587,981	—	587,981
Current portion of long-term debt	—	201,426	—	201,426
Current portion of long-term debt held by variable interest entities	—	731,833	—	731,833

Total current liabilities	823,810	1,929,234	(297,153)	2,455,891

Long-term debt	600,000	2,214,400	—	2,814,400
Long-term debt held by variable interest entities	—	1,801,537	—	1,801,537
Pension liability	353,896	—	—	353,896
Postretirement healthcare liability	272,232	—	—	272,232
Other long-term liabilities	140,681	12,373	—	153,054

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,345,301	910,227	(65,578)	2,189,950

	$3,535,920	$6,867,771	$(362,731)	$10,040,960

	Nine months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$487,296	$131,138	$(125,000)	$493,434
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	127,174	4,764	—	131,938
Amortization of deferred loan origination costs	—	59,272	—	59,272
Amortization of financing origination fees	355	7,816	—	8,171
Provision for employee long-term benefits	49,110	1,873	—	50,983
Contributions to pension and postretirement plans	(207,829)	—	—	(207,829)
Stock compensation expense	26,282	2,034	—	28,316
Net change in wholesale finance receivables	—	—	77,519	77,519
Provision for credit losses	—	5,005	—	5,005
Loss on extinguishment of debt	—	8,671	—	8,671
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Foreign currency adjustments	11,381	—	—	11,381
Other, net	(14,922)	25,959	—	11,037
Change in current assets and current liabilities:
Accounts receivable	(132,823)	—	113,350	(19,473)
Finance receivables - accrued interest and other	—	7,069	—	7,069
Inventories	(19,451)	—	—	(19,451)
Accounts payable and accrued liabilities	197,233	125,929	(65,789)	257,373
Restructuring reserves	2,664	—	—	2,664
Derivative instruments	(2,297)	18	—	(2,279)
Other	(931)	46,070	(47,575)	(2,436)

Total adjustments	36,182	294,480	77,505	408,167

Net cash (used by) provided by operating activities of continuing operations	523,478	425,618	(47,495)	901,601

Cash flows from investing activities of continuing operations:
Capital expenditures	(100,299)	(5,816)	—	(106,115)
Origination of finance receivables	—	(4,884,163)	2,720,019	(2,164,144)
Collections of finance receivables	—	4,927,907	(2,797,538)	2,130,369
Purchases of marketable securities	(142,653)	—	—	(142,653)
Sales and redemptions of marketable securities	104,975	—	—	104,975

Net cash (used by) provided by investing activities of continuing operations	(137,977)	37,928	(77,519)	(177,568)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	394,277	—	394,277
Proceeds from securitization debt	—	571,276	—	571,276
Repayments of securitization debt	—	(1,333,541)	—	(1,333,541)
Net borrowings of asset-backed commercial paper	—	(483)	—	(483)
Net decrease in credit facilities and unsecured commercial paper	—	182,058	—	182,058
Net change in restricted cash	—	50,679	—	50,679
Dividends paid	(82,557)	(125,000)	125,000	(82,557)
Purchase of common stock for treasury	(97,456)	—	—	(97,456)
Excess tax benefits from share based payments	2,702	—	—	2,702
Issuance of common stock under employee stock option plans	7,763	—	—	7,763

Net cash used by financing activities of continuing operations	(169,548)	(260,734)	125,000	(305,282)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(11,815)	(56)	14	(11,857)

Net (decrease) increase in cash and cash equivalents of continuing operations	204,138	202,756	—	406,894

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(74)	—	—	(74)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	(74)	—	—	(74)

Net (decrease) increase in cash and cash equivalents	$204,064	$202,756	$—	$406,820

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations - beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	204,064	202,756	—	406,820
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$995,855	$432,898	$—	$1,428,753

	Nine months ended September 26, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$105,773	$87,538	$—	$193,311
Loss from discontinued operations	(108,434)	—	—	(108,434)

Income from continuing operations	214,207	87,538	—	301,745

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	194,440	5,189	—	199,629
Amortization of deferred loan origination costs	—	66,605	—	66,605
Amortization of financing origination fees	682	16,208	—	16,890
Provision for employee long-term benefits	63,136	1,195	—	64,331
Contributions to pension and postretirement plans	(28,138)	—	—	(28,138)
Stock compensation expense	19,725	1,761	—	21,486
Net change in wholesale finance receivables	—	—	148,646	148,646
Curtailment and settlement expense	30,206	—	—	30,206
Provsion for credit losses	—	69,117	—	69,117
Foreign currency adjustments	(18,481)	—	—	(18,481)
Other, net	14,514	17,790	—	32,304
Change in current assets and current liabilities:
Accounts receivable	(245,167)	—	206,564	(38,603)
Finance receivables - accrued interest and other	—	9,825	—	9,825
Inventories	5,941	—	—	5,941
Accounts payable and accrued liabilities	292,579	220,184	(206,590)	306,173
Restructuring reserves	(18,113)	(219)	—	(18,332)
Derivative instruments	(1,499)	5,477	—	3,978
Other	(289)	(3,531)	—	(3,820)

Total adjustments	309,536	409,601	148,620	867,757

Net cash provided by operating activities of continuing operations	523,743	497,139	148,620	1,169,502

Cash flows from investing activities of continuing operations:
Capital expenditures	(75,659)	(1,900)	—	(77,559)
Origination of finance receivables	—	(4,270,820)	2,429,417	(1,841,403)
Collections of finance receivables	—	4,620,039	(2,578,063)	2,041,976
Purchases of marketable securities	(68,497)	—	—	(68,497)
Sales and redemptions of marketable securities	54,579	—	—	54,579

Net cash (used by) provided by investing activities of continuing operations	(89,577)	347,319	(148,646)	109,096

Cash flows from financing activities of continuing operations:
Repayments of securitization debt	—	(1,518,528)	—	(1,518,528)
Net decrease in credit facilities and unsecured commercial paper	(178,292)	323,134	—	144,842
Net change in restricted cash	—	78,928	—	78,928
Dividends paid	(70,480)	—	—	(70,480)
Purchase of common stock for treasury	(1,687)	—	—	(1,687)
Excess tax benefits from share based payments	3,590	—	—	3,590
Issuance of common stock under employee stock option plans	7,466	—	—	7,466

Net cash used by financing activities of continuing operations	(239,403)	(1,116,466)	—	(1,355,869)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	5,182	(287)	26	4,921

Net increase (decrease) in cash and cash equivalents of continuing operations	199,945	(272,295)	—	(72,350)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(68,650)	—	—	(68,650)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	—	—	(1,195)

	(69,845)	—	—	(69,845)

Net increase (decrease) in cash and cash equivalents	$130,100	$(272,295)	$—	$(142,195)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations - beginning of period	6,063	—	—	6,063
Net increase (decrease) in cash and cash equivalents	130,100	(272,295)	—	(142,195)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$1,278,025	$216,276	$—	$1,494,301

20. Subsequent Events

On October 24, 2011, the Company disclosed that it had notified the National Highway and Transportation Safety Administration about a voluntary recall related to the rear brake light switch on 2009 through 2012 model year Touring, CVO Touring and Trike vehicles built between June 6, 2008 and September 16, 2011 (Recall). The Company will be notifying owners of approximately 308,474 Touring, COV Touring and Trike vehicles of the Recall (approximately 250,000 in the United States and 50,000 outside the U.S.). The Company expects the total cost to the Company of the Recall to be between $10 million and $12 million, which will be charged to Selling, Administrative and Engineering expense and incurred in the fourth quarter of 2011.

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

Overview

The Company’s income from continuing operations was $183.6 million, or $0.78 per share, for the third quarter of 2011 compared to $93.7 million, or $0.40 per share, in the third quarter of 2010. The increase in 2011 income from continuing operations was driven by strong financial performance in both the Motorcycles and the Financial Services segments. Operating income from the Motorcycles segment was up $79.2 million over last year’s third quarter on higher wholesale shipments of Harley-Davidson motorcycles, which increased 8,452 units or 15.9% and lower operating costs. The Motorcycles segment delivered these results despite pressure on gross margin resulting from temporary inefficiencies and capacity constraints associated with the restructuring work taking place at its York manufacturing location, higher raw material and fuel costs, and the adverse changes in foreign currency exchange rates occurring at the end of the third quarter. Operating income from the Financial Services segment was also up over the year-ago quarter, increasing $11.1 million on continued credit performance improvement and the resulting favorable impact on the provision for credit losses.

Worldwide retail sales by independent dealers of new Harley-Davidson motorcycles grew 5.1% in the third quarter of 2011, compared to last year’s third quarter, led by the U.S. where retail sales increased 5.1%. International retail sales were up 4.4% during the third quarter of 2011.

While the Company remains cautious about consumer confidence and the economy in general, it is pleased with the 2011 third-quarter results and its progress against its long-term business strategy as announced in 2009.

Please refer to the “Results of Operations for the Three Months Ended September 25, 2011” and “Results of Operations for the Nine Months ended September 25, 2011” for additional details concerning the results.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (November 3, 2011), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

On October 18, 2011, the Company re-affirmed its expectation to ship 228,000 to 235,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2011 and announced that this amount included expected shipments of 45,500 to 52,500 motorcycles in the fourth quarter of 2011.

Also on October 18, 2011, the Company announced that it now expects 2011 gross margin to be between 33.5% and 34.5% versus previous guidance of 34.0% to 35.0%. The revised gross margin guidance reflects the additional pressure now expected to result from foreign currency exchange rates as a result of a significant decrease in the valuation of the Company’s key foreign currencies that occurred at the end of the third quarter of 2011.

The Company continues to expect full-year capital expenditures of between $210 million and $230 million, which includes $70 million to $85 million to support restructuring activities. The Company anticipates it will have the ability to fund all capital expenditures in 2011 with cash flows generated by operations.

Through the first nine months of 2011, the Company’s effective tax rate was 30.4% compared to 34.0% in the year-ago period. During the third quarter of 2011, the Company’s effective tax rate was favorably impacted by the settlement of an IRS audit, as well as a change in the Wisconsin income tax law associated with certain net operating losses. As a result of these favorable third quarter impacts, the Company announced on October 18, 2011 that it now expects the full year 2011 effective income tax rate to be approximately 31% for continuing operations. This guidance excludes the effect of any potential future nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Restructuring Activities(1)

2011 Restructuring Plan

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

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

Based on the new ratified labor agreements, the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are implemented in 2012 than would be required under the existing contract. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is implemented than would be required under the current contract.

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

Restructuring Costs and Savings

During the first nine months of 2011, the Company incurred $49.0 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $387.8 million in restructuring and impairment expense incurred in prior years since its restructuring activities were initiated in 2009. On October 18, 2011, the Company lowered its estimate for restructuring expenses related to its combined restructuring plan activities to $480 million to $495 million from 2009 through 2012, and the Company expects approximately 30% of those amounts to be non-cash. The Company had previously estimated these expenses to be $490 million to $505 million over the same time period. The revised estimate for 2011 restructuring expenses is $70 million to $80 million, down from the previous estimate of $80 million to $90 million. The Company continues to anticipate annual ongoing total savings from restructuring of approximately $305 million to $325 million upon completion of all announced restructuring activities. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales) (actual);

•	2010 - $172 million (64% operating expense and 36% cost of sales) (actual);

•	2011 - $210 million to $230 million (45-55% operating expense and 45-55% cost of sales) (estimated);

•	2012 - $275 million to $295 million (35-45% operating expense and 55-65% cost of sales) (estimated); and

•	Ongoing annually upon completion - $305 million to $325 million (30-40% operating expense and 60-70% cost of sales) (estimated).

Discontinued Operations

On August 6, 2010, the Company concluded the sale of MV Agusta to a company controlled by the former owner of MV Agusta. In 2010, the Company incurred losses from discontinued operations, net of taxes, of $4.9 million and $108.4 million for the three and nine month periods ended September 26, 2010, respectively. No gain or loss from discontinued operations has been recognized through the first nine months of 2011.

Results of Operations for the Three Months Ended September 25, 2011

Compared to the Three Months Ended September 26, 2010

Consolidated Results

	Three months ended
	September 25,	September 26,	(Decrease)%
(in thousands, except earnings per share)	2011	2010	Increase	Change
Operating income from motorcycles & related products	$180,704	$101,502	$79,202	78.0%
Operating income from financial services	61,984	50,868	11,116	21.9

Operating income	242,688	152,370	90,318	59.3
Investment income	2,479	1,239	1,240	100.1
Interest expense	11,270	23,102	(11,832)	(51.2)

Income before income taxes	233,897	130,507	103,390	79.2
Provision for income taxes	50,303	36,790	13,513	36.7

Income from continuing operations	183,594	93,717	89,877	95.9
Loss from discontinued operations, net of income taxes	—	(4,888)	4,888	N/M

Net income	$183,594	$88,829	$94,765	106.7%

Diluted earnings per share from continuing operations	$0.78	$0.40	$0.38	95.0%
Diluted loss per share from discontinued operations	$—	$(0.02)	$0.02	N/M
Diluted earnings per share	$0.78	$0.38	$0.40	105.3%

Operating income for the Motorcycles segment during the third quarter of 2011 improved by $79.2 million compared to third quarter 2010 primarily due to increased motorcycle shipments and lower spending on the Company’s ongoing restructuring activities. Operating income for the Financial Services segment improved by $11.1 million during the third quarter of 2011 primarily due to improved credit performance in the retail motorcycle loan portfolio. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for the third quarter of 2011 includes $11.4 million related to the Company’s senior unsecured notes, compared to $22.5 million in the third quarter of 2010. The decrease in interest expense on the senior unsecured notes is due to the Company’s repurchase of $297.0 million of the $600.0 million senior unsecured notes during the fourth quarter of 2010.

The effective income tax rate for the third quarter of 2011 was 21.5% compared to 28.2% for the third quarter of 2010. The Company’s third quarter income tax rate was favorably impacted by discrete tax items totaling $29.7 million which primarily consisted of a favorable settlement of an IRS audit for tax years 2005 through 2008 and a favorable change in Wisconsin income tax law associated with certain net operating losses, partially offset by increases in certain income tax reserves. The Company’s third quarter 2010 income tax rate was favorably impacted by a domestic manufacturing benefit.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 5.1% during the third quarter of 2011 compared to the third quarter of 2010. Retail sales of Harley-Davidson motorcycles increased 5.4% in the United States and 4.4% internationally in the quarter. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	September 30,	September 30,	(Decrease)%
	2011	2010	Increase	Change
North America Region:
United States	42,640	40,459	2,181	5.4%
Canada	2,458	2,562	(104)	(4.1)

Total North America Region	45,098	43,021	2,077	4.8

Europe Region (Includes Middle East and Africa):
Europe(b)	8,064	7,973	91	1.1
Other	1,243	941	302	32.1

Total Europe Region	9,307	8,914	393	4.4

Asia Pacific Region:
Japan	2,868	3,199	(331)	(10.3)
Other	2,620	2,194	426	19.4

Total Asia Pacific Region	5,488	5,393	95	1.8

Latin America Region:	1,945	1,521	424	27.9

Total Worldwide Retail Sales	61,838	58,849	2,989	5.1%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 25,		September 26,		(Decrease)%
	2011		2010		Increase	Change
United States	41,066	66.5%	34,394	64.5%	6,672	19.4%
International	20,679	33.5%	18,899	35.5%	1,780	9.4

Harley-Davidson motorcycle units	61,745	100.0%	53,293	100.0%	8,452	15.9%

Touring motorcycle units	22,357	36.2%	20,042	37.6%	2,315	11.6%
Custom motorcycle units(a)	25,638	41.5%	22,581	42.4%	3,057	13.5
Sportster motorcycle units	13,750	22.3%	10,670	20.0%	3,080	28.9

Harley-Davidson motorcycle units	61,745	100.0%	53,293	100.0%	8,452	15.9%

Buell motorcycle units	44		157		(113)	(72.0%)

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 61,745 Harley-Davidson motorcycles worldwide during the third quarter of 2011, which was 15.9% higher than the third quarter of 2010 and in line with Company expectations. During the quarter, the wholesale unit mix shifted from Touring and Custom motorcycles to Sportsters, largely due to temporary production constraints at the Company’s York manufacturing facility (York) as production of all of the models built in York was consolidated onto a single production line. The Company expects its motorcycle production at York to continue to be constrained for the next couple of quarters as the new consolidated production line becomes fully operational(1). Sportster models represented approximately 22% percent of total shipments, which was higher than the product mix in the third quarter of 2010. The Company expects that Sportster as a percent of total shipments will be at the upper end of the historical range of 18 to 22 percent for the full year(1).

U.S. dealer inventory of new Harley-Davidson motorcycles was approximately 1,900 units lower at the end of the third quarter of 2011 than at the end of the third quarter of 2010 primarily due to strong 2011 retail sales and temporary production constraints at the York facility. The Company believes aggregate U.S. dealer inventory is below an appropriate ongoing level and it will continue to work toward replenishing dealer inventory levels of new motorcycles.(1).

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 25,	September 26,	Increase	%
	2011	2010	(Decrease)	Change
Revenue:
Harley-Davidson motorcycles	$922,257	$798,769	$123,488	15.5%
Buell motorcycles	212	828	(616)	(74.4)

	922,469	799,597	122,872	15.4

Parts & Accessories	235,676	218,975	16,701	7.6
General Merchandise	69,333	64,052	5,281	8.2
Other	5,221	4,491	730	16.3

Total revenue	1,232,699	1,087,115	145,584	13.4

Cost of goods sold	817,308	707,309	109,999	15.6

Gross profit	415,391	379,806	35,585	9.4

Selling & administrative expense	188,935	178,253	10,682	6.0
Engineering expense	33,323	32,575	748	2.3
Restructuring expense	12,429	67,476	(55,047)	(81.6)

Operating expense	234,687	278,304	(43,617)	(15.7)

Operating income from motorcycles	$180,704	$101,502	$79,202	78.0%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2010 to the third quarter of 2011 (in millions):

	Net	Cost of	Gross
	Revenue	Goods Sold	Profit
Third quarter of 2010	$1,087.1	$707.3	$379.8

Volume	132.7	93.1	39.6
Price	7.7	—	7.7
Foreign currency exchange rates and hedging	31.4	28.7	2.7
Shipment mix	(26.2)	0.4	(26.6)
Raw material prices	—	7.9	(7.9)
Manufacturing costs	—	(20.1)	20.1

Total	145.6	110.0	35.6

Third quarter of 2011	$1,232.7	$817.3	$415.4

•	On average, wholesale prices on the Company’s 2012 model year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the quarter.

•

Foreign currency exchange rate changes during the third quarter of 2011 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were negative when compared to the same period last year. Overall, foreign currency exchange rate changes resulted in a modest favorable impact on gross profit.

•

Shipment mix changes negatively impacted net revenue and gross profit primarily from product mix changes within and between the Company’s motorcycle families and a shift in the geographic mix of shipments. The mix changes during the third quarter of 2011 were largely due to the York restructuring which limited the production of Touring and Custom motorcycles in the third quarter.

•	Raw material prices were higher in the third quarter of 2011 relative to the third quarter of 2010 due to increased metals and fuel costs.

•

Manufacturing costs were favorably impacted by savings related to restructuring and incremental margin on higher volumes, partially offset by temporary inefficiencies associated with the Company’s restructuring and transformation at its York facility. The Company expects costs will continue to be adversely impacted by restructuring activities over the next several quarters as it completes restructuring work at York and its other manufacturing locations in 2012.(1)

The net decrease in operating expense was primarily due to lower restructuring expense partially offset by continued investment in the Company’s international growth initiatives and unfavorable changes in currency exchange rates. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 25,	September 26,	(Decrease)%
	2011	2010	Increase	Change
Interest income	$150,861	$159,695	$(8,834)	(5.5%)
Other income	13,696	13,150	546	4.2

Financial services revenue	164,557	172,845	(8,288)	(4.8)

Interest expense	61,907	62,780	(873)	(1.4)
Provision for credit losses	6,189	28,049	(21,860)	(77.9)
Operating expenses	34,477	31,148	3,329	10.7

Financial services expense	102,573	121,977	(19,404)	(15.9)

Operating income from financial services	$61,984	$50,868	$11,116	21.9%

Interest income for the three months ended September 25, 2011 decreased primarily due to lower average retail and wholesale finance receivables outstanding. Interest expense was also lower due to a lower debt balance related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds, offset by an $8.7 million loss on extinguishment of $44.4 million of the $1.0 billion, 6.80% medium term notes due in June 2018.

The provision for credit losses related to retail motorcycle finance receivables and wholesale finance receivables decreased by $15.7 million and $5.0 million, respectively, in the third quarter of 2011 compared to the third quarter of 2010. The decreases in the retail and wholesale provision for credit losses were primarily due to favorable finance receivable credit loss performance. During the third quarter of 2011, the total allowance for credit losses decreased by $11.8 million from the second quarter to $132.6 million reflective of lower anticipated credit losses and lower receivable balances.

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 25,	September 26,
	2011	2010
Balance, beginning of period (a)	$144,404	$182,983
Provision for finance credit losses	6,189	28,049
Charge-offs, net of recoveries	(17,974)	(29,047)

Balance, end of period	$132,619	$181,985

(a) As part of the January 1, 2010, adoption of Statement of Financials Accounting Standard (SFAS) No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB No. 140." (codified within ASC Topic 860), and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." (codified in ASC Topic 810), the Company consolidated a $49.4 million allowance for credit losses related to newly consolidated finance receivables.

At September 25, 2011, the allowance for finance credit losses on finance receivables was $7.6 million for wholesale receivables and $125.0 million for retail receivables, which includes $64.7 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At September 26, 2010, the allowance for finance credit losses on finance receivables was $10.9 million for wholesale receivables and $171.1 million for retail receivables, which includes $96.8 million related to receivables held by VIEs.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Nine Months Ended September 25, 2011

Compared to the Nine Months Ended September 26, 2010

Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 25, 2011	September 26, 2010	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$525,613	$385,516	$140,097	36.3%
Operating income from financial services	211,974	138,395	73,579	53.2

Operating income	737,587	523,911	213,676	40.8
Investment income	5,625	3,666	1,959	53.4
Interest expense	34,101	70,148	(36,047)	(51.4)

Income before income taxes	709,111	457,429	251,682	55.0
Provision for income taxes	215,677	155,684	59,993	38.5

Income from continuing operations	493,434	301,745	191,689	63.5
Loss from discontinued operations, net of income taxes	—	(108,434)	108,434	N/M

Net income	$493,434	$193,311	$300,123	155.3%

Diluted earnings per share from continuing operations	$2.09	$1.29	$0.80	62.0%
Diluted loss per share from discontinued operations	$—	$(0.46)	$0.46	N/M
Diluted earnings per share	$2.09	$0.82	$1.27	154.9%

Operating income for the Motorcycles segment during the first nine months of 2011 improved by $140.1 million compared to the first nine months of 2010 primarily due to increased motorcycle shipments and lower restructuring costs, partially offset by increased expense related to the Company’s growth initiatives. Operating income for the Financial Services segment improved by $73.6 million during the first nine months of 2011 due to favorable net interest income and improved credit performance in the retail motorcycle loan portfolio. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for the first nine months of 2011 includes $34.1 million related to the Company’s senior unsecured notes, compared to $67.5 million in the first nine months of 2010. The decrease in interest expense on the senior unsecured notes is due to the Company’s repurchase of $297.0 million of the $600.0 million senior unsecured notes during the fourth quarter of 2010.

The effective income tax rate for the first nine months of 2011 was 30.4% compared to 34.0% for the first nine months of 2010. The effective tax rate for the first nine months of 2011 was favorably impacted by discrete tax items totaling $29.7 million which primarily consisted of a favorable settlement of an IRS audit for tax years 2005 through 2008, a favorable change in Wisconsin income tax law associated with certain net operating losses, partially offset by increases certain income tax reserves.

During the first quarter of 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this Act, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2011. At the beginning of second quarter of 2010, the Health Care and Education Reconciliation Act of 2010 delayed the impact of this change to 2013. On April 14, 2010, the SEC staff announced that the Office of the Chief Accountant would not object to a view that the two Acts should be considered together for accounting purposes. The Company accounted for both Acts in the first quarter of 2010 and recorded income tax expense of $13.3 million associated with this change which affected the Company’s income tax rate for the first nine months of 2010. Also impacting the effective income tax rate for the first nine months of 2010 was the favorable conclusion of an Internal Revenue Service audit, and in conjunction with the audit settlement, an adjustment to income taxes payable. A domestic manufacturing benefit also impacted the effective income tax rate for the first nine months of 2010.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 4.9% during the first nine months of 2011 compared to the first nine months of 2010. Retail sales of Harley-Davidson motorcycles increased 4.7% in the United States and 5.2% internationally in the first nine months of 2011. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 3.7% in the United States and down 2.7% in Europe for the nine months ended September 25, 2011 when compared to the same periods in 2010. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Nine months ended
	September 30, 2011	September 30, 2010	(Decrease) Increase	% Change
North America Region:
United States	127,930	122,145	5,785	4.7%
Canada	9,288	9,354	(66)	(0.7)

Total North America Region	137,218	131,499	5,719	4.3

Europe Region (Includes Middle East and Africa):
Europe(b)	33,337	31,440	1,897	6.0
Other	3,947	3,079	868	28.2

Total Europe Region	37,284	34,519	2,765	8.0

Asia Pacific Region:
Japan	7,827	8,454	(627)	(7.4)
Other	7,745	6,832	913	13.4

Total Asia Pacific Region	15,572	15,286	286	1.9

Latin America Region:	4,755	4,416	339	7.7

Total Worldwide Retail Sales	194,829	185,720	9,109	4.9%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	Nine months ended
	September 30,	September 30,		%
	2011	2010	Increase	Change
United States(b)	231,117	222,935	8,182	3.7%

	Nine months ended
	September 30, 2011	September 30, 2010	Decrease	% Change
Europe(c)	262,886	270,268	(7,382)	(2.7%)

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 25,		September 26,		(Decrease)%
	2011		2010		Increase	Change
United States	118,555	65.0%	104,019	62.7%	14,536	14.0%
International	63,832	35.0%	61,994	37.3%	1,838	3.0

Harley-Davidson motorcycle units	182,387	100.0%	166,013	100.0%	16,374	9.9%

Touring motorcycle units	70,410	38.6%	63,413	38.2%	6,997	11.0%
Custom motorcycle units(a)	71,526	39.2%	69,323	41.8%	2,203	3.2
Sportster motorcycle units	40,451	22.2%	33,277	20.0%	7,174	21.6

Harley-Davidson motorcycle units	182,387	100.0%	166,013	100.0%	16,374	9.9%

Buell motorcycle units	264		2,551		(2,287)	(89.7%)

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 182,387 Harley-Davidson motorcycles worldwide during the first nine months of 2011, which was 9.9% higher than the first nine months of 2010. This was in line with Company expectations.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 25, 2011	September 26, 2010	Increase (Decrease)	% Change
Revenue:
Harley-Davidson motorcycles	$2,761,374	$2,439,206	$322,168	13.2%
Buell motorcycles	1,189	11,734	(10,545)	(89.9)

	2,762,563	2,450,940	311,623	12.7

Parts & Accessories	655,387	599,845	55,542	9.3
General Merchandise	204,809	197,667	7,142	3.6
Other	12,728	11,099	1,629	14.7

Total revenue	3,635,487	3,259,551	375,936	11.5

Cost of goods sold	2,399,962	2,103,214	296,748	14.1

Gross profit	1,235,525	1,156,337	79,188	6.8

Selling & administrative expense	560,971	532,793	28,178	5.3
Engineering expense	99,919	92,191	7,728	8.4
Restructuring expense	49,022	145,837	(96,815)	(66.4)

Operating expense	709,912	770,821	(60,909)	(7.9)

Operating income from motorcycles	$525,613	$385,516	$140,097	36.3%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2010 to the first nine months of 2011 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 26, 2010	$3,259.5	$2,103.2	$1,156.3

Volume	260.5	172.7	87.8
Price	7.7	—	7.7
Foreign currency exchange rates and hedging	86.5	85.9	0.6
Shipment mix	21.3	21.4	(0.1)
Raw material prices	—	22.7	(22.7)
Manufacturing costs	—	(5.9)	5.9

Total	376.0	296.8	79.2

September 25, 2011	$3,635.5	$2,400.0	$1,235.5

•	On average, wholesale prices on the Company’s 2012 model year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•

Foreign currency exchange rate changes during the first nine months of 2011 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year and offset the positive impact of revenue.

•

Shipment mix changes benefited net revenue primarily from product mix changes both between and within the Company’s motorcycle families. However, the impact of these mix changes on cost of goods sold more than offset the benefits included in revenue.

•	Raw material prices were higher in the first nine months of 2011 relative to the first nine months of 2010 due to increased metals and fuel costs.

•

Manufacturing costs decreased primarily due to savings related to restructuring and incremental margin on higher volumes, partially offset by temporary inefficiencies associated with the Company’s restructuring and transformation at its York facility.

The net decrease in operating expense was primarily due to lower restructuring expense partially offset by continued investment in the Company’s international growth initiatives, unfavorable currency exchange rates and investment in new product development. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. The Company expects its fourth quarter 2011 selling, administrative and engineering expense to be higher than its fourth quarter 2010 expense primarily due to its continued investment in its growth initiatives.(1)

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 25,	September 26,	(Decrease)%
	2011	2010	Increase	Change
Interest income	$450,826	$479,752	$(28,926)	(6.0%)
Other income	41,470	36,635	4,835	13.2

Financial services revenue	492,296	516,387	(24,091)	(4.7)

Interest expense	176,933	213,104	(36,171)	(17.0)
Provision for credit losses	5,005	69,117	(64,112)	(92.8)
Operating expenses	98,384	95,771	2,613	2.7

Financial services expense	280,322	377,992	(97,670)	(25.8)

Operating income from financial services	$211,974	$138,395	$73,579	53.2%

Interest income for the nine months ended September 25, 2011 decreased primarily due to lower average retail and wholesale finance receivables outstanding. Interest expense benefited from a lower debt balance related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds, partially offset by an $8.7 million loss on the extinguishment of $44.4 million of the $1.0 billion, 6.80% medium term notes due in June 2018.

Other income increased during the first nine months of 2011 compared to the same period in 2010 primarily due to a $6.5 million hedging loss recognized in the first nine months of 2010. During the first nine months of 2010, the Company held derivative contracts associated with the asset-backed commercial paper conduit facility which did not qualify for hedge accounting treatment. The derivative contracts were terminated in December 2010.

The provision for credit losses related to retail motorcycle finance receivables and wholesale finance receivables decreased by $61.6 million and $3.9 million, respectively, in the first nine months of 2011 compared to the same period in 2010. The decrease in the retail and wholesale provision for credit losses were primarily due to favorable finance receivable credit loss performance. During the first nine months of 2011, the total allowance for credit losses decreased by $41.0 million to $132.6 million reflective of lower anticipated credit losses and lower receivable balances.

The 30-day delinquency rate for managed retail motorcycle loans at September 25, 2011 decreased to 3.73% from 4.83% at September 26, 2010. Annualized losses on HDFS’ managed retail motorcycle loans were 1.11% during the first nine months of 2011 compared to 2.04% during the first nine of 2010. The decrease in credit losses from the first nine months of 2010 was due to a lower frequency of loss and improvement in the recovery values of repossessed motorcycles.

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 25, 2011	September 26, 2010
Balance, beginning of period	$173,589	$150,082
Allowance related to newly consolidated finance receivables(a)	—	49,424
Provision for finance credit losses	5,005	69,117
Charge-offs, net of recoveries	(45,975)	(86,638)

Balance, end of period	$132,619	$181,985

(a)	As part of the January 1, 2010, adoption of Statement of Financials Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB No. 140.” (codified within ASC Topic 860), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” (codified in ASC Topic 810), the Company consolidated a $49.4 million allowance for credit losses related to newly consolidated finance receivables.

At September 25, 2011, the allowance for finance credit losses on finance receivables was $7.6 million for wholesale receivables and $125.0 million for retail receivables, which includes $64.7 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At September 26, 2010, the allowance for finance credit losses on finance receivables was $10.9 million for wholesale receivables and $171.1 million for retail receivables, which includes $96.8 million related to receivables held by VIEs.

HDFS’ periodic evaluation of the adequacy of the allowance for finance credit losses on finance receivables held for investment is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

The Company believes that 2012 operating income from Financial Services will decrease compared to 2011, as approximately $37.0 million in 2011 balance sheet allowance releases are not expected to reoccur in 2012, lower net interest is anticipated as the portfolio of retail loans continues to contract as a result of lower U.S. retail sales over the last few years, and there may be a modest tightening of margins on prime tier retail lending due to a competitive lending environment. Although the Company expects lower operating income in 2012 compared to 2011, the Company still expects HDFS to be profitable in 2012(1).

Other Matters

New Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement,” to ensure consistency between U.S. GAAP and IFRS. ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company is required to adopt ASU No. 2011-04 beginning in the first quarter of 2012 and the adoption of ASU No. 2011-04 will only impact the content of the current disclosure.

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

Contractual Obligations

The Company has updated its Contractual Obligations table as of September 25, 2011 to reflect the new projected principal and interest payments for the remainder of 2011 and beyond as follows (in thousands):

	2011	2012 - 2013	2014 - 2015	Thereafter	Total
Principal payments on debt	$916,628	$1,947,916	$1,214,022	$1,496,083	$5,574,649
Interest payments on debt	59,093	392,235	215,278	163,918	830,524

	$975,721	$2,340,151	$1,429,300	$1,660,001	$6,405,173

Interest obligations include the impact of interest rate hedges outstanding as of September 25, 2011. Interest for floating rate instruments, as calculated above, assumes rates in effect at September 25, 2011 remain constant.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $4.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs related to the remediation of soil are expected to be incurred primarily over a period of several years ending in 2015. Response Costs related to ground water remediation may continue for some time beyond 2015.

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

Liquidity and Capital Resources as of September 25, 2011(1)

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

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

September 25, 2011
Cash and cash equivalents	$1,428,753
Marketable securities	179,285

Total cash and cash equivalents and marketable securities	1,608,038

Global credit facilities	376,991
Asset-backed conduit facility	600,000

Total availability under credit facilities	976,991

Total	$2,585,029

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

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Nine months ended
	September 25,	September 26,
	2011	2010
Net cash provided by operating activities	$901,601	$1,169,502
Net cash (used by) provided by investing activities	(177,568)	109,096
Net cash used by financing activities	(305,282)	(1,355,869)
Effect of exchange rate changes on cash and cash equivalents	(11,857)	4,921

Net increase (decrease) in cash and cash equivalents of continuing operations	$406,894	$(72,350)

Operating Activities of Continuing Operations

The decrease in operating cash flow for the first nine months of 2011 compared to the first nine months of 2010 was due primarily to a $200.0 million voluntary contribution to the Company’s pension plans and higher cash outflows related to an increase in wholesale finance receivables originations in 2011. No additional pension contributions are required in 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $106.1 million in the first nine months of 2011 compared to $77.6 million in the same period last year. Net cash flows from finance receivables held for investment for the first nine months of 2011 were $234.3 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2011. A net increase in marketable securities during the first nine months of 2011 resulted in lower investing cash flows of approximately $74 million compared to the same period last year.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $97.5 million and $1.7 million for the first nine months of 2011 and 2010, respectively. Share repurchases during the first nine months of 2011 included 2.5 million shares of common stock pursuant to the Company’s discretionary share repurchase program as well as shares of common stock that employees presented the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases for the first nine months of 2010 were limited to shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of September 25, 2011, 16.7 million shares remained on a board-approved share repurchase authorization. An additional board-approved share repurchase authorization is in place to offset option exercises. In total at September 25, 2011, the Company had authorization to purchase 22.4 million shares of its common stock.

The Company paid dividends of $0.35 and $0.30 per share totaling $82.6 million and $70.5 million during the first nine months of 2011 and 2010, respectively.

Financing cash flows related to debt activity resulted in net cash outflows of $186.4 million in the first nine months of 2011 compared to $1.37 billion in the first nine months of 2010. The Company’s total outstanding debt consisted of the following (in thousands):

	September 25, 2011	September 26, 2010
Global credit facilities	$159,438	$207,234
Unsecured commercial paper	813,571	697,481
Medium-term notes	2,303,567	2,099,092
Senior unsecured notes	303,000	600,000

	3,579,576	3,603,807

Term asset-backed securitization debt held by VIEs	1,995,073	2,533,370

Total debt	$5,574,649	$6,137,177

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 25, 2011 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Stable
Standard & Poor’s	A2	BBB	Stable
Fitch	F2	BBB+	Positive

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

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of September 25, 2011 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to finance the repayment of unsecured commercial paper as it matures by issuing traditional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility and term asset-backed securitizations.

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) outstanding at September 25, 2011 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	5.25%	December 2007	December 2012
$500,000	5.75%	November 2009	December 2014
$450,000	3.875%	March 2011	March 2016
$955,635	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. During the three months ended September 25, 2011, HDFS repurchased an aggregate $44.4 million of its $1.0 billion, 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized an $8.7 million loss on the extinguishment of debt in Financial services interest expense including unamortized discounts and fees. Unamortized discounts on the notes reduced the balance by $2.1 million and $2.3 million at September 25, 2011 and September 26, 2010, respectively.

At September 26, 2010, HDFS had $200.0 million of 5.00% medium-term notes outstanding. At September 26, 2010, those notes included a fair value adjustment increasing the balance by $1.4 million, due to interest rate swap agreements designated as fair value hedges. The effect of the interest rate swap agreements was to convert the interest rate on a portion of the Notes from a fixed to a floating rate, which was based on 3-month LIBOR. Those notes matured in December 2010 and the principal and accrued interest were paid in full. As a result, the Notes do not include a fair value adjustment as the interest rate swaps were related to those particular medium-term notes.

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

Asset-Backed Commercial Paper Conduit Facility – On September 9, 2011, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. The agreement has terms similar to those under the prior agreement and is for the same amount. At September 25, 2011, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility expires on September 7, 2012.

Term Asset-Backed Securitization Debt Held by VIEs – During the third quarter of 2011, the Company issued $573.4 million of secured notes through one term asset-backed securitization transaction. There were no term-asset back securitization transactions during the nine months ended September 26, 2010.

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

As of September 25, 2011, the assets of the VIEs totaled $2.93 billion, of which $2.69 billion of finance receivables and $237.0 million of cash were restricted as collateral for the payment of $2.0 billion of obligations under the secured notes. Approximately $644.8 million of the obligations under the secured notes were classified as current at September 25, 2011, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 25, 2011 and September 26, 2010, HDFS had no outstanding borrowings owed to the Company under this agreement.

During the second quarter of 2011, HDFS and the Company entered into a $200.0 million Term Loan Agreement which provides for monthly interest payments based on the prevailing commercial paper rates and principal due at maturity. The loan was repaid during the third quarter of 2011.

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

Under the financial covenants of the Global Credit Facilities and the asset-backed commercial paper conduit facility, the debt to equity ratio of HDFS and its consolidated subsidiaries cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter ended September 25, 2011 through June 30, 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the remaining debt agreements.

At September 25, 2011, HDFS and the Company remained in compliance with all of the then existing covenants.

Cash Flows from Discontinued Operations

During the nine months ended September 25, 2011, cash flows from discontinued operations were not material. During the Nine months ended September 26, 2010, cash flows from discontinued operations were a net cash outflow of $69.8 million.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy;

(ii)	effectively execute the Company’s restructuring plans within expected costs and timing;

(iii)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems;

(iv)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices;

(v)	anticipate the level of consumer confidence in the economy;

(vi)	manage through inconsistent economic conditions, including changing capital, credit and retail markets;

(vii)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead;

(viii)	successfully implement with the Company’s labor unions the agreements that the Company has executed with them that the Company believes will provide flexibility and cost-effectiveness to accomplish restructuring goals and long-term competitiveness;

(ix)	manage supply chain issues, including the ability of several Company suppliers to execute short-term and long-term contingency plans for maintaining supply, or obtaining alternate supply, of certain components and sub-components currently manufactured in Japan;

(x)	manage production capacity and production changes;

(xi)	provide products, services and experiences that are successful in the marketplace;

(xii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace;

(xiii)	manage the risks that the Company’s independent dealers may have difficulty obtaining capital and managing through unfavorable economic conditions and consumer demand;

(xiv)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital;

(xv)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio;

(xvi)	sell all of its motorcycles and related products and services to its independent dealers;

(xvii)	continue to develop the capabilities of its distributor and dealer network;

(xviii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations;

(xix)	adjust to healthcare inflation and reform, pension reform and tax changes;

(xx)	retain and attract talented employees; and

(xxi)	detect any issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation, and complete any recall campaigns within cost expectations.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 25, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part 1 of the Quarterly Report on Form 10-Q in Note 18 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 25, 2011:

2011 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 to July 31	1,585	$42	—	24,893,401
August 1 to August 28	1,240,773	$36	1,237,000	23,659,109
August 29 to September 25	1,273,000	$36	1,273,000	22,388,251

Total	2,515,358	$36	2,510,000

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not purchase shares under this authorization during the quarter ended September 25, 2011.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of September 25, 2011, 16.7 million shares remained under this authorization.

From time to time, the Company may enter into a 10b5-1 plan in which shares are repurchased under either the 1997 or 2007 authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2011, the Company acquired 5,358 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 63 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 3, 2011	/s/ John A. Olin

John A. Olin
Senior Vice President and Chief Financial Officer (Principal financial officer)

Date: November 3, 2011	/s/ Mark R. Kornetzke

Mark R. Kornetzke Chief Accounting Officer (Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as of September 8, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2011 (File No. 1-9183))

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 25, 2011, filed on November 3, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

Instruments relating to the Company’s revolving asset-backed conduit facility described in this report need not be filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.