Form 10-K
period 2011-12-31
HARLEY DAVIDSON INC
filed 2012-02-23
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 26, 2011: $8,881,219,627

Number of shares of the registrant’s common stock outstanding at January 31, 2012: 230,497,185 shares

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 28, 2012.

Harley-Davidson, Inc.

Form 10-K

For The Year Ended December 31, 2011

PART I

Note regarding forward-looking statements

The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 23, 2012) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Motorcycles segment designs, manufactures and sells at wholesale heavyweight (engine displacement of 651+cc) Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa (EMEA), Asia-Pacific and Latin America.

In 2009, the Company decided to exit its former Buell product line and ceased production of Buell motorcycles. The sale of remaining Buell motorcycle inventory to independent dealers and/or distributors was substantially completed during 2010. The majority of independent dealers continue to provide ongoing service and replacement parts to Buell owners.

In 2010, the Company completed the sale of MV Agusta (MV). The results of MV have been presented as a discontinued operation for all periods.

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

Motorcycles and Related Products

Motorcycles – The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale. The Company’s worldwide motorcycle sales generated approximately 76%, 76% and 75% of the total net revenue in the Motorcycles segment during each of the years 2011, 2010 and 2009, respectively.

Harley-Davidson branded motorcycle products feature classic styling, design simplicity, durability and quality. The Company manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster®, and V-Rod®. The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration. The V-Rod® family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. The Company’s Harley-Davidson engines range in displacement size from 883cc to 1802cc.

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

The Company competes in the touring and cruiser segments of the heavyweight motorcycle market. The touring segment of the heavyweight market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles, including three-wheeled motorcycles, which are generally equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers. The cruiser segment of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail, V-Rod® and Sportster motorcycle families.

The worldwide heavyweight motorcycle market is highly competitive. The Company’s major competitors are based outside the U.S. The Company’s competitors generally offer heavyweight motorcycles with classic styling that compete directly with many of the Company’s products.

Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, warranties and availability of financing. The Company’s motorcycle products continue to generally command a premium price at retail relative to competitors’ comparable motorcycles. The Company emphasizes quality, reliability and styling in its products and generally offers a two-year warranty for its motorcycles. The Company regards its support of the motorcycling lifestyle across a wide demographic range through events, rides, rallies including those sponsored by Harley Owners Group® (H.O.G. ®) as a competitive advantage. The Company also considers the availability of a line of motorcycle parts and accessories and general merchandise and the availability of financing through HDFS as competitive advantages.

According to the Motorcycle Industry Council, the touring and cruiser segments accounted for approximately 84%, 85% and 83% of total heavyweight retail unit registrations in the U.S. during 2011, 2010 and 2009, respectively. During 2011, the heavyweight portion of the market represented approximately 61% of the total U.S. motorcycle market (street legal models including both on-highway, dual purpose models and three-wheeled vehicles) in terms of new units registered.

The following chart includes U.S. retail registration data for Harley-Davidson motorcycles for the years 2009 through 2011:

U.S. Heavyweight Motorcycle Registration Data(a)(b)

(Units in thousands)

	2011	2010	2009
Total new heavyweight motorcycle registrations	271.0	259.7	304.3
Harley-Davidson new registrations	150.9	142.7	162.0
	55.7%	54.9%	53.2%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

The European heavyweight motorcycle market (as defined below) is similar in size to the U.S. market; but customer preferences vary across the region. For example, in Europe, the sportbike segment represented nearly 38% of the total heavyweight market in 2011 while the touring segment popular in the U.S. represented 36% of the European heavyweight motorcycle market.

The following chart includes European retail registration data for Harley-Davidson for the years 2009 through 2011:

European Heavyweight Motorcycle Registration Data(a)(b)

(Units in thousands)

	2011	2010	2009
Total new heavyweight motorcycle registrations	293.0	301.3	313.6
Harley-Davidson new registrations	40.0	38.3	37.7
	13.7%	12.7%	12.0%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

In 2011, the U.S. and European regions accounted for approximately 83% of total annual independent dealer retail sales of new Harley-Davidson motorcycles. The Company also competes in other markets around the world. The most significant other markets, based on the Company’s retail sales data, are Canada, Japan, Australia and Brazil.

Parts & Accessories – Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 17.5%, 17.9% and 17.9% of net revenue in the Motorcycles segment in 2011, 2010 and 2009, respectively.

General Merchandise – Worldwide General Merchandise net revenue, which includes revenue from MotorClothes® apparel and riding gear, comprised 5.9%, 6.2% and 6.6% of net revenue in the Motorcycles segment in 2011, 2010 and 2009, respectively.

Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, vehicle accessories, jewelry, small leather goods, toys and numerous other products. The majority of licensing activity currently occurs in the U.S. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $43.2 million, $39.8 million and $38.3 million in 2011, 2010 and 2009, respectively.

Harley-Davidson Museum – In 2008, the Company opened the Harley-Davidson Museum in Milwaukee, Wisconsin. The Museum is a unique experience that the Company believes builds and strengthens bonds between riders and the Company and enhances the brand among the public at large. The 130,000 square foot museum campus houses the Harley-Davidson Museum and Archives, a restaurant, café, retail store and special event space. The Museum gives the Company a unique way to create memories for customers – through visiting, planning rides and hosting special events at the Museum.

Other Services – The Company also provides a variety of services to its independent dealers including service and business management training programs and customized dealer software packages. Motorcycle rentals are available through many of the Company’s independent dealers under the Company’s authorized Rentals Program.

International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.51 billion, $1.36 billion and $1.38 billion, or approximately 32%, 33% and 32% of net revenue of the Motorcycles segment, during 2011, 2010 and 2009, respectively.

Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.

The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average age for patents of approximately nine years. A patent review committee, which is comprised of a number of key executives, manages the patent strategy and portfolio of the Company.

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

Marketing – The Company is currently executing a multi-generational and multi-cultural marketing strategy; the Company measures the success of this strategy by monitoring market shares (where available) across its various customer definitions, as well as monitoring brand health in various markets.

U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers and are diverse in terms of age, gender and ethnicity. The Company defines its U.S. core customer base as Caucasian men over the age of 35 and its U.S. outreach customers as women, young adults, African-American adults, and Latino adults. In 2010, the Company was the market share leader in U.S. new motorcycle registrations in terms of heavyweight (street legal 651cc+) motorcycles within its core and outreach customers. The Company is also the market leader across all on-road registrations, regardless of engine displacement, within all its core and outreach customers. (Source: R. L. Polk & Co. 2010 motorcycle registrations)

The Company is in the process of implementing its multi-generational and multi-cultural customer marketing strategy outside of the U.S. As a result, the Company is currently establishing definitions for core and outreach customer segments outside of the U.S.

The average U.S. retail purchaser of a new Harley-Davidson motorcycle has a median household income of approximately $89,000. More than three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles are to purchasers with at least one year of education beyond high school and 34% of the buyers have college/graduate degrees. (Sources: 2011 Company Studies)

The Company’s products are marketed to retail customers worldwide primarily through advertising and promotional activities via television, print, radio, direct mailings, as well as electronic advertising and social media. Additionally, local marketing efforts are accomplished through a cooperative program with the Company’s independent dealers.

During 2010, the Company established what it calls a “Creativity Model” whereby it uses web-based crowd-sourcing as a source for its main marketing creative development. Crowd-sourcing draws on the ideas of passionate brand fans around the world to help guide the creative direction of the brand. The Company also works closely with outside experts in media, digital marketing, public relations and product placement to expand its marketing impact.

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

In 2000, the Company initiated Rider’s Edge – the Harley-Davidson Academy of Motorcycling. Rider’s Edge offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. The courses are conducted by a network of select Harley-Davidson dealerships throughout the U.S., enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.

In 2011, the Company launched a new global Harley-Davidson Authorized Tours Program that offers Harley-Davidson riders the opportunity to experience riding opportunities worldwide. Riders can also rent Harley-Davidson motorcycles worldwide through the Company’s Authorized Rentals Program.

The Company website (www.harley-davidson.com) is also utilized to market its products and services. The website also features an online catalog which allows retail customers to create and share product wish lists, utilize a dealer locator and place merchandise orders. Internet orders are sold and fulfilled by the participating authorized Harley-Davidson dealer selected by the retail customer. Dealers also handle any after-sale services that retail customers may require.

Harley-Davidson Distribution – The Company’s products are retailed through an independent dealer network, of which the majority sells Harley-Davidson motorcycles exclusively. The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles. The Company’s independent dealers may also have secondary locations (SRLs) to meet additional retail and service needs of the Company’s riding customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. The Company’s independent dealers also sell P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Alternate Retail Outlets (AROs) and Seasonal Retail Outlets (SROs). AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.

The Company’s North American region consists of the United States and Canada. In the United States, the Company distributes its motorcycles and related products to a network of independently-owned full-service Harley-Davidson dealerships and the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military. The Company distributes its motorcycles to its dealers in the U.S. based on dealer orders but subject to an allocation system that the Company designed to be forward-looking and market-driven to align the distribution of motorcycles with the demand in individual dealer markets. The allocation system can affect the number of units of particular models that dealers are able to order and the timing of shipments to dealers. In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd., which in turn sells to independent dealers in the Canadian market.

The Company’s operations in the EMEA region are managed out of its Oxford, England regional headquarters. In the EMEA region, the Company distributes all products sold to independent dealers through its subsidiaries located in the Austria, Czech Republic, Dubai, France, Germany, Italy, Netherlands, Russia, South Africa, Spain, Switzerland and the United Kingdom and three independent distributors located in Greece, Sweden and Finland.

The Company’s operations in the Asia-Pacific region are managed out of its Singapore regional headquarters. In the Asia-Pacific region, the Company distributes all products sold to independent dealers in Australia, China, India and Japan through subsidiaries in those countries. The Company distributes all products sold to independent dealers for the remaining Asia-Pacific markets in which its motorcycles are sold from its U.S. operations.

The Company’s operations in the Latin America region are managed out of its Miami, FL regional headquarters. The Company distributes all products sold in the Latin America region to independent dealers in Mexico and Brazil through subsidiaries in those countries, and the Company distributes all products sold to independent dealers for the remaining Latin American markets in which its motorcycles are sold from its U.S. operations.

The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic region as of December 31, 2011:

	North America Region		EMEA Region	Asia-Pacific Region	Latin America Region	Total
	United States	Canada
Full Service Dealerships	635	69	369	230	44	1,347
SRLs	71	5	1	44	—	121

Total	706	74	370	274	44	1,468

Non-traditional	85	5	23	1	24	138

Overall, the Company believes the U.S. dealer network profit margins improved in 2011 compared to 2010 as a result of higher retail sales and prudent management of their cost structures. During 2011, 22 dealer points in the U.S. dealer network closed, and the Company expects significantly fewer dealer points to close during 2012. Outside of the U.S., the Company’s strategy calls for the international dealer network to expand by 100 to 150 dealer points from the end of 2009 through the end of 2014.

Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to Harley-Davidson independent distributors, dealers and their retail customers. HDFS provides financing to Harley-Davidson independent dealers and the retail customers of those dealers in the U.S. and Canada. HDFS also provides financing to the Company’s Canadian distributor. The Company’s independent distributors, dealers and their retail customers in the EMEA, Asia-Pacific and Latin America regions are not financed by HDFS, but have access to financing through other established financial services companies, some of which have licensing or branding agreements with the Company.

Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of wholesale shipments made by the Company has been different depending on the geographic market.

The Company’s independent dealers in the U.S. and Canadian markets typically have built their inventory levels in the late fall and winter in anticipation of the spring and summer selling seasons. The availability of floor plan financing and financing assistance through HDFS has assisted dealers with the management of these seasonal increases in inventory. In the U.S., seasonal financing assistance is subsidized by the Company, and in Canada, seasonal financing assistance is sponsored by the region’s single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd. As a result, the Company’s wholesale shipments to these markets have historically not been affected to any material extent by seasonality.

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

Motorcycle Manufacturing – The Company’s manufacturing strategy is designed to continuously improve product quality and productivity while reducing costs and increasing flexibility to respond to continuously changing customer expectations and preferences.

The Company realizes that flexible manufacturing processes and flexible supply chains combined with cost-competitive and flexible labor agreements are critical to enabling the Company to respond to customers in a cost effective manner. The ongoing restructuring of the Company’s U.S. manufacturing plants, which commenced in 2009, supports the Company’s efforts to become more flexible and cost competitive allowing it to get the right product at the right time to the customer. Significant restructuring accomplishments include: consolidation of motorcycle production onto a single production line at the York, Pennsylvania facility; consolidation of the

Wisconsin powertrain production facilities into the Menomonee Falls location; and the ratification of new more flexible labor agreements at all of the Company’s U.S. manufacturing locations. Restructuring efforts will continue over the next few years as the Company implements its flexible production processes and completes the shut down and outsourcing of wheel and wheel hub production in 2013.

To support the Company’s international growth initiatives, in 2011, the Company completed its second CKD (Complete Knock Down) assembly plant. This plant located in India follows the Company’s 1999 CKD manufacturing entry into Brazil. A CKD plant assembles motorcycles from component kits produced by the Company’s U.S. plants and by the Company’s suppliers.

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

The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars, and certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components and instruments. In 2011, the Company announced that it will close New Castalloy, its Australian facility that currently manufactures the majority of the wheels and wheel hubs for its motorcycles. The Company is in the process of sourcing these components through existing suppliers, and it anticipates this transition will be completed by mid-2013. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components.

Research and Development – In 2011, the Company commenced and is executing a strategy to transform product development with the objectives of reducing cost and time to market and ensuring the Company delivers relevant products for an increasingly diverse customer base. The objectives of the strategy include implementing a new product development methodology and organization structure that support greater innovation, flexibility, capacity and focus on consumer insight. The Company incurred research and development expenses of $145.4 million, $136.2 million and $143.1 million during 2011, 2010 and 2009, respectively.

Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards. Harley-Davidson motorcycle products have been designed to comply with EPA standards and the Company believes it will comply with future requirements when they go into effect. Additionally, the Company’s motorcycle products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. Because the Company expects that environmental standards will become even more stringent over time, the Company will continue to incur some level of research, development and production costs in this area for the foreseeable future.

The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 12 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $18.7 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.

Employees – As of December 31, 2011, the Motorcycles segment had approximately 6,000 employees. Unionized employees at the manufacturing facilities in Menomonee Falls and Tomahawk, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM. In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which will take effect April 1, 2012 upon the March 31, 2012 expiration of the current collective bargaining agreement. The collective bargaining agreement with the Kansas City USW and IAM unions took effect on August 1, 2011 and will expire on July 31, 2018, and the collective bargaining agreement with the Pennsylvania-IAM union took effect on February 2, 2010 and will expire on February 2, 2017. Please refer to the Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s restructuring activities and the impact on the number of employees.

Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in eight languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Company’s Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; (k) the Sustainability Strategy Report; and (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 25, 2011, which compensation relates to the Company’s named executive officers. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services

HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS is an agent for certain unaffiliated insurance companies providing property/casualty insurance and also sells extended service contracts, gap coverage and debt protection products to motorcycle owners. HDFS conducts business principally in the United States and Canada, and primarily through certain subsidiaries such as Harley-Davidson Credit Corp., Eaglemark Savings Bank, Harley-Davidson Insurance Services, Inc., and Harley-Davidson Financial Services Canada, Inc.

Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2011 approximately 98% of such dealers utilized those services. The wholesale finance operations of HDFS are located in Plano, Texas.

Retail Financial Services – HDFS provides retail financing to consumers, including installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most Harley-Davidson dealers in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada and Plano, Texas.

Insurance Services – HDFS offers point-of-sale protection products and sales training to Harley-Davidson dealers in both the U.S. and Canada. HDFS is an insurance agent that represents multiple insurance companies to offer motorcycle insurance and also offers extended service contracts, credit protection, and motorcycle maintenance products. HDFS also direct-markets motorcycle insurance to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services to owners of Harley-Davidson dealerships. The insurance operations of HDFS are located in Carson City, Nevada and Chicago, Illinois.

Funding – The Company believes a diversified and cost effective funding strategy is important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations have been funded with unsecured debt, unsecured commercial paper, an asset-backed commercial paper conduit facility, and committed unsecured bank facilities, and through the term asset-backed securitization market. HDFS also has a support agreement with the Company whereby, if required, the Company agrees to provide financial support in the form of advances and/or loans. Please refer to the section titled “Liquidity and Capital Resources as of December 31, 2011” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

In the United States, HDFS financed 51.0% of the new Harley-Davidson motorcycles retailed by independent dealers during 2011, as compared to 47.9% in 2010. In Canada, HDFS financed 30.4% of the new Harley-Davidson motorcycles retailed by independent dealers during 2011, as compared to 32.2% in 2010. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs.

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

Seasonality – In the U.S. and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations in wholesale and retail financing activities. In general, from mid-March through August, retail financing volume increases while wholesale financing volume decreases as dealer inventories decline. From September through mid-March, there is generally a decrease in retail financing volume while dealer inventories generally build and turn over more slowly, thereby increasing wholesale finance receivables.

Regulation – The operations of HDFS (both U.S. and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities. Many of the statutory and regulatory requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling and ongoing servicing of financial products and services. Therefore, operations may be subject to various regulations, laws and judicial and/or administrative decisions imposing requirements and restrictions, which among other things: (a) regulate credit granting activities, including establishing licensing requirements, in applicable jurisdictions; (b) establish maximum interest rates, finance charges and other charges; (c) regulate customers’ insurance coverage; (d) require disclosure of credit and insurance terms to customers; (e) govern secured transactions; (f) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (g) prohibit discrimination in the extension of credit and administration of loans; (h) regulate the use and reporting of information related to a borrower; (i) require certain periodic reporting; (j) govern the use and protection of non-public personal information; (k) regulate the use of information reported to the credit reporting agencies; (l) regulate the reporting of information to the credit reporting agencies; and/or (m) regulate insurance solicitation and sales practices.

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

Employees – As of December 31, 2011, the Financial Services segment had approximately 600 employees.

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

•

The Company must effectively execute the Company’s restructuring plans within expected costs. During 2009, 2010 and 2011, the Company announced a combination of restructuring actions that are designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. Effectively executing these plans within expected costs and realizing expected benefits will depend upon a number of factors, including the time required to complete planned actions and effective collaboration with the unions representing the Company’s employees, the absence of material issues associated with workforce reductions, availability of and effective use of third party service providers to assist in implementing the actions, avoidance of unexpected disruptions in production, retention of key employees involved in implementing the restructuring plans and the ability of the Company to dispose of vacated facilities in a cost effective manner.

•

The Company sells its products at wholesale and must rely on a network of independent dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its independent dealers and distributors to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers and distributors purchase from the Company. If the Company’s independent dealers and distributors are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, independent dealers and distributors may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions such as weakened retail sales and tightened credit. If dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain dealerships. As a result, the Company could face additional adverse consequences related to the termination of dealer relationships. Additionally, liquidating a former dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s independent dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer.

•

Changes in general economic conditions, tightening of credit, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry has been affected by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

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

•

The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency. The Company has several strategic projects in process, some of which the Company will implement in 2012 and continuing over the next several years. As new systems and technologies (and related strategies) are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on the Company’s business and results of operations.

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

•

The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company cannot be certain that it will not experience supply problems such as unfavorable pricing or untimely delivery of raw materials and components. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material or natural disasters. Further, Company suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•

The Company’s financial services operations rely on external sources to finance a significant portion of its operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s financial services operations may be negatively affected by the difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing share value through the use of alternative sources of capital.

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

•

The Company has a number of competitors, some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the heavyweight motorcycle market, the Company may be at a competitive disadvantage. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. Failure to adequately address and respond to these competitive pressures worldwide and in the U.S. may have a material adverse effect on the Company’s business and results of operations.

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

•

The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to advance in terms of cutting edge styling and new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to the marketplace in an efficient and timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

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

•

The Company’s operations are dependent upon attracting and retaining skilled employees, including executive officers and other senior leaders. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization. The Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.

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

history of good corporate governance. Prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company had in place many of the corporate governance procedures and processes now mandated by the Sarbanes-Oxley Act and related rules and regulations, such as Board Committee Charters and a Corporate Governance Policy. In 1992, the Company established a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain this reputation may have a material adverse effect on the Company’s business and results of operations.

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

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. The U.S. Congress is currently considering several proposals that would impose additional regulation and supervision over the financial services industry. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act also created the Bureau of Consumer Financial Protection (“CFPB”), housed in the Federal Reserve. The CFPB has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations.

In addition, the Company is also subject to policies and actions of the New York Stock Exchange (“NYSE”). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

•

A cybersecurity breach involving digital consumer or employee personal data may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party vendors receive and store digital personal information in connection with its human resources operations, financial services operations, the Harley Owners Group and other aspects of its business. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

•

The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Pennsylvania, Kansas City and Wisconsin will expire in 2017, 2018 and 2019, respectively. Collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

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

•

The Company must detect issues with the Company’s motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation. The Company must also complete any recall campaigns within cost expectations. The company must continually improve and adhere to product development and manufacturing processes to ensure high quality products are shipped to dealers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, product recalls, conventional warranty claims, and product liability or unconventional warranty claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liability costs and appropriately reflect those in the financial statements, there is a risk the actual costs could exceed estimates. Further, shipping products with poor quality may also adversely affect the Company’s reputation.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of the principal operating properties of the Company as of December 31, 2011:

Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Airplane hangar	Milwaukee, WI	14,600	Owned
Manufacturing(1)	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center(2)	Franklin, WI	255,000	Owned
Data Center	Franklin, WI	25,000	Owned
Manufacturing(3)	Menomonee Falls, WI	881,600	Owned
Manufacturing(4)	Tomahawk, WI	226,000	Owned
Office	Ann Arbor, MI	3,400	Lease expiring 2014
Office	Cleveland, OH	23,000	Lease expiring 2014
Manufacturing and Materials Velocity Center(5)	Kansas City, MO	450,000	Owned
Warehouse	Kansas City, MO	20,000	Lease expiring 2013
Manufacturing(6)	York, PA	582,400	Owned
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Miami, FL	10,000	Lease expiring 2016
Motorcycle Testing	Yucca, AZ	79,000	Lease expiring 2019
Office and Training Facility	Monterrey, Mexico	8,300	Lease expiring 2014
Manufacturing and Office(7)	Manaus, Brazil	100,000	Lease expiring 2016
Office	Sao Paulo, Brazil	1,200	Lease expiring 2015
Office and Warehouse	Oxford, England	21,000	Lease expiring 2017
Office	Rijswijk, The Netherlands	6,000	Lease expiring 2021
Office	Creteil, France	8,500	Lease expiring 2016
Office	Morfelden-Walldorf, Germany	19,900	Lease expiring 2012
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Office	Zurich, Switzerland	2,000	Lease expiring 2014
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2015
Office	Prague, Czech Republic	1,900	Lease expiring 2019
Office	Dubai, United Arab Emirates	3,600	Lease expiring 2015
Office	Vienna, Austria	2,700	Lease expiring 2016
Office	Gurgaon, India	9,400	Lease expiring 2013
Manufacturing(8)	Bawal, India	68,200	Lease expiring 2013
Office	Moscow, Russia	2,200	Lease expiring 2013
Warehouse	Yokohama, Japan	15,000	Lease expiring 2012
Office	Tokyo, Japan	14,000	Lease expiring 2012
Office	Akishima, Japan	13,000	Lease expiring 2028
Office	Shanghai, China	3,300	Lease expiring 2012
Office	Shanghai, China	10,800	Lease expiring 2015
Office	Singapore	8,800	Lease expiring 2015
Office	Cape Town, South Africa	3,500	Lease expiring 2013
Office	Sydney, Australia	21,800	Lease expiring 2012
Manufacturing(9)	Adelaide, Australia	485,000	Lease expiring 2013

(1)	Facility was idled during 2010 and production moved to Menomonee Falls, WI.
(2)	The P&A warehousing and distribution activity at this facility was moved to an outsourced facility during 2011.
(3)	Motorcycle powertrain production.
(4)	Fiberglass/plastic parts production and painting.
(5)	Motorcycle parts fabrication, painting and Dyna, Sportster® and V-Rod® assembly.
(6)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.
(7)	Assembly of select models for the Brazilian market.
(8)	Assembly of select models for the Indian market.
(9)	The Company anticipates that the motorcycle wheel production will be fully outsourced by mid-2013 .

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
Storage	Carson City, NV	1,600	Lease expiring 2012

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.9 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2011	Low	High	2010	Low	High
First quarter	$34.56	$43.14	First quarter	$21.81	$28.98
Second quarter	$34.70	$43.15	Second quarter	$23.61	$36.13
Third quarter	$31.50	$46.88	Third quarter	$21.26	$29.17
Fourth quarter	$31.93	$40.92	Fourth quarter	$27.79	$35.59

The Company paid the following dividends per share:

	2011	2010	2009
First quarter	$0.100	$0.10	$0.10
Second quarter	0.125	0.10	0.10
Third quarter	0.125	0.10	0.10
Fourth quarter	0.125	0.10	0.10

	$0.475	$0.40	$0.40

As of January 31, 2012 there were 87,081 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2011:

2011 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26 to October 30	1,800,327	$35	1,800,327	20,432,222
October 31 to November 27	1,241,900	$38	1,241,900	19,192,864
November 28 to December 31	442,550	$35	442,550	18,588,388

Total	3,484,777	$36	3,484,777

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. All of the share repurchases completed by the Company during the fourth quarter ended December 31, 2011 were done so under this authorization. As of December 31, 2011, 1.9 million shares remained under this authorization.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2011, 16.7 million shares remained under this authorization.

From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 or 2007 authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan (exhibit 10.5) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2011, the Company acquired 1,486 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2006 and that all dividends are reinvested.

	2006 ($)	2007 ($)	2008 ($)	2009 ($)	2010 ($)	2011 ($)
Harley-Davidson, Inc.	100	68	26	39	55	62
Standard & Poor’s MidCap 400 Index	100	109	69	95	121	118
Standard & Poor’s 500 Index	100	105	66	84	97	99

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2011(1)	2010(1)	2009(2)	2008(2)	2007
Statement of operations data:
Revenue:
Motorcycles & Related Products	$4,662,264	$4,176,627	$4,287,130	$5,578,414	$5,726,848
Financial Services	649,449	682,709	494,779	376,970	416,196

Total revenue	$5,311,713	$4,859,336	$4,781,909	$5,955,384	$6,143,044

Income from continuing operations	$548,078	$259,669	$70,641	$684,235	$933,843
Income (loss) from discontinued operations, net of tax	51,036	(113,124)	(125,757)	(29,517)	—

Net income (loss)	$599,114	$146,545	$(55,116)	$654,718	$933,843

Weighted-average common shares:
Basic	232,889	233,312	232,577	234,225	249,205
Diluted	234,918	234,787	233,573	234,477	249,882
Earnings per common share from continuing operations:
Basic	$2.35	$1.11	$0.30	$2.92	$3.75
Diluted	$2.33	$1.11	$0.30	$2.92	$3.74
Earnings (loss) per common share from discontinued operations:
Basic	$0.22	$(0.48)	$(0.54)	$(0.13)	$—
Diluted	$0.22	$(0.48)	$(0.54)	$(0.13)	$—
Earnings (loss) per common share:
Basic	$2.57	$0.63	$(0.24)	$2.80	$3.75
Diluted	$2.55	$0.62	$(0.24)	$2.79	$3.74
Dividends paid per common share	$0.475	$0.400	$0.400	$1.290	$1.060
Balance sheet data:
Total assets	$9,674,164	$9,430,740	$9,155,518	$7,828,625	$5,656,606
Total debt	$5,722,619	$5,752,356	$5,636,129	$3,914,887	$2,099,955
Total equity	$2,420,256	$2,206,866	$2,108,118	$2,115,603	$2,375,491

(1)

2011 and 2010 data includes the effects of consolidating formerly off-balance sheet qualifying special purpose entities as required by the new guidance within Accounting Standards Codification (ASC) Topic 810, “Consolidations” and ASC Topic 860, “Transfers and Servicing.”

(2)	2009 and 2008 total assets include assets of discontinued operations of $181.2 million and $238.7 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight cruiser and touring motorcycles. HDMC manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and V-Rod®. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson dealers and customers.

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

Overview

The Company produced strong financial results in 2011 and continued to make progress against its long-term business strategy, announced in 2009. The Company’s long-term business strategy is centered on four key pillars: growth, continuous improvement, leadership development and sustainability. Under this strategy, the Company expects to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The strategy focuses Company resources on Harley-Davidson products and experiences, global expansion, demographic outreach and commitment to core customers. In addition, the Company will continue to expand its initiatives to enhance profitability through continuous improvement in manufacturing, product development and business operations.

During 2011, the Company made progress towards transforming its operations to be more flexible and customer led. The Company’s efforts were focused on shortening product development lead times, implementing flexible manufacturing, expanding internationally and providing a premium retail experience. These efforts included significant changes at the York manufacturing facility where production of all models that the facility produces was consolidated onto a single production line, and the Company achieved it target throughput rates by the end of 2011. In addition, international expansion continued with the opening of new regional headquarters for the Company’s Asia Pacific region and its Latin America region as well as the addition of new dealers outside the U.S. Finally, the Company began the process of transforming the Company’s worldwide dealer network to provide the capabilities and systems that will improve interactions with retail customers, provide a premium retail experience and strengthen dealer profitability.

In 2011, worldwide independent dealer retail sales of new Harley-Davidson motorcycles grew 5.9% compared to 2010, including a 5.8% increase in the U.S. The Company believes the solid improvement in retail sales of new Harley-Davidson motorcycles reflects the strong appeal of its product lineup, its new investments in growth opportunities across all regions, the efforts of the independent dealer network, and improved consumer confidence in the U.S.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 23, 2012), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The Company’s income from continuing operations for 2011 was $548.1 million, or $2.33 per diluted share compared to $259.7 million, or $1.11 per diluted share, in 2010. The increase in 2011 income from continuing operations was driven by strong financial performance in both the Motorcycles and the Financial Services segments. Operating income from the Motorcycles segment was up $182.4 million over 2010 on a 10.7% increase in wholesale shipments of Harley-Davidson motorcycles and lower restructuring costs. The Motorcycles segment delivered these results despite pressure on gross margin resulting from temporary inefficiencies associated with restructuring efforts and higher raw material and fuel costs compared to 2010. Operating income from the Financial Services segment was also up over the prior year, increasing $86.9 million on strong credit performance.

Please refer to the “Results of Operations 2011 Compared to 2010” for additional details concerning the results for 2011.

Outlook(1)

On January 24, 2012, the Company announced its expectation to ship 240,000 to 245,000 Harley-Davidson motorcycles during 2012, with 58,000 to 63,000 Harley-Davidson motorcycles expected to ship in the first quarter of 2012. The 2012 shipment estimate takes several factors into consideration, including macro-economic concerns, near-term production limitations driven by on-going restructuring activities, and a strategy to move production closer to retail sales. First, while the Company is encouraged by the strong retail sales in 2011, it remains cautious on the U.S. economic recovery and concerned over the continuing debt issues in Europe. Second, the 2012 first quarter shipment expectations reflect an effort to increase U.S. first quarter dealer inventory and to prepare for potential disruptions that may result from the Company’s planned implementation of a new enterprise resource planning (ERP) system at York in 2012. Finally, the 2012 shipment guidance takes into consideration a new capability to efficiently flex the manufacturing labor force starting in the first half of 2013. This capability is a key component of the Company’s strategy to be more flexible, and to efficiently produce motorcycles closer to customer demand. Beginning in early 2013, the Company expects to be able to increase production at York by adding flexible workers thus increasing capacity utilization in the first and second quarters of 2013. Consequently, in the U.S. it is expected that dealers will retail more units than the Company will ship in 2012, thereby lowering year-end retail inventory in the U.S. dealer network as it enters the winter season. The Company’s ability to maximize flexibility in the entire manufacturing system will occur in 2014 when the same capability will be in place for our Kansas City and Wisconsin operations.

In addition, the Company announced its expectation for full year 2012 gross margin to be between 34.75% and 35.75%. The Company expects gross margin will be positively impacted in 2012 by incremental restructuring savings, increased productivity from continuous improvement initiatives and the 2012 model year price increases which took effect in July 2011. The Company believes that product mix, raw materials and temporary inefficiencies from its restructuring activities will be comparable to 2011 levels, and that currency will be a headwind in 2012.

The Company’s capital expenditure estimates for 2012 are between $190 million to $210 million, including approximately $25 million to support restructuring activities. The Company anticipates it will have the ability to fund all capital expenditures in 2012 with cash flows generated by operations.

The Company also announced on January 24, 2012 that it expects the full year 2012 effective income tax rate to be approximately 35.5% for continuing operations. This guidance excludes the effect of any potential future nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Restructuring Activities(1)

2011 Restructuring Plans

In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers. The Company expects the transition of supply from New Castalloy to be complete by mid-2013. The decision to close New Castalloy comes as part of the Company’s overall long term strategy to develop world-class manufacturing capability throughout the Company by restructuring and consolidating operations for greater competitiveness, efficiency and flexibility. In connection with this decision, the Company will reduce its workforce by approximately 200 employees by mid-2013.

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

After taking actions to implement the new ratified labor agreement, the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the existing contract.

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

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that are expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions included the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line.

The 2009 restructuring plans included a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Restructuring Costs and Savings

During 2011, the Company incurred $68.0 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $387.8 million in restructuring and impairment expense incurred in prior years since its restructuring activities were initiated in 2009. On January 24, 2012, the Company revised its estimate for restructuring expenses related to its combined restructuring plan activities initiated since early 2009 to $500 million to $520 million from 2009 through 2013, and the Company expects approximately 35% of those amounts to be non-cash. The Company had most recently estimated these expenses to be $505 million to $525 million over the same time period. The revised estimate includes estimated restructuring expenses of $50 million to $60 million for 2012. The Company anticipates annual ongoing total savings from restructuring activities initiated since early 2009 of approximately $315 million to $335 million upon completion of all announced restructuring activities. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales) (actual);

•	2010 - $172 million (64% operating expense and 36% cost of sales) (actual);

•	2011 - $217 (51% operating expense and 49% cost of sales) (actual);

•	2012 - $275 million to $295 million (35-45% operating expense and 55-65% cost of sales) (estimated);

•	2013 - $300 million to $320 million (30-40% operating expense and 60-70% cost of sales) (estimated);

•	2014 - $315 million to $335 million (30-40% operating expense and 60-70% cost of sales) (estimated); and

•	Ongoing annually upon completion - $315 million to $335 million (30-40% operating expense and 60-70% cost of sales) (estimated).

Discontinued Operations

In 2011, the Company recognized a $51.0 million benefit on income from discontinued operations, driven by the reversal of tax amounts reserved in prior years related to the divestiture of the Company’s MV Agusta subsidiaries. The amounts had been reserved pending an agreement with the IRS on the tax treatment of the transaction. With the agreement, the Company anticipates no further financial adjustments related to MV Agusta.(1)

Results of Operations 2011 Compared to 2010

Consolidated Results

(in thousands, except earnings per share)	2011	2010	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$561,176	$378,758	$182,418	48.2%
Operating income from financial services	268,791	181,873	86,918	47.8

Operating income	829,967	560,631	269,336	48.0
Investment income	7,963	5,442	2,521	46.3
Interest expense	45,266	90,357	(45,091)	(49.9)
Loss on debt extinguishment	—	85,247	(85,247)	NM

Income before income taxes	792,664	390,469	402,195	103.0
Provision for income taxes	244,586	130,800	113,786	87.0

Income from continuing operations	548,078	259,669	288,409	111.1
Income (loss) from discontinued operations, net of taxes	51,036	(113,124)	164,160	(145.1)

Net income	$599,114	$146,545	$452,569	308.8%

Diluted earnings per share from continuing operations	$2.33	$1.11	$1.22	109.9%
Diluted (earnings) loss per share from discontinued operations	$0.22	$(0.48)	$0.70	(145.8%)
Diluted earnings per share	$2.55	$0.62	$1.93	311.3%

Operating income for the Motorcycles segment during 2011 improved by $182.4 million compared to 2010 primarily due to increased motorcycle shipments and lower spending on the Company’s ongoing restructuring activities. Operating income for the Financial Services segment improved by $86.9 million during 2011 primarily due to improved credit performance in the retail motorcycle finance receivable portfolio. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Interest expense for 2011 related to the Company’s senior unsecured notes, was approximately $45 million lower than in 2010. The decrease in interest expense on the senior unsecured notes is due to the Company’s repurchase of $297.0 million of the $600.0 million senior unsecured notes during the fourth quarter of 2010.

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

The effective income tax rate for 2011 was 30.9% compared to 33.5% for 2010. The lower 2011 effective tax rate was mainly driven by a change in the 2011 Wisconsin income tax law associated with certain net operating losses and a one-time tax charge in 2010 associated with the federal healthcare legislation.

Motorcycles and Related Products Segment

Harley-Davidson Motorcycle Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 5.9% during 2011 compared to 2010. Retail sales of Harley-Davidson motorcycles increased 5.8% in the United States and 6.1% internationally in 2011. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2011	2010	(Decrease) Increase	% Change
North America Region
United States	151,683	143,391	8,292	5.8%
Canada	10,502	10,376	126	1.2

Total North America Region	162,185	153,767	8,418	5.5

Europe Region (Includes Middle East and Africa)
Europe(b)	39,334	37,378	1,956	5.2
Other	5,006	3,810	1,196	31.4

Total Europe Region	44,340	41,188	3,152	7.7

Asia Pacific Region
Japan	10,401	11,405	(1,004)	(8.8)
Other	11,015	9,582	1,433	15.0

Total Asia Pacific Region	21,416	20,987	429	2.0

Latin America Region	7,247	6,168	1,079	17.5

Total Worldwide Retail Sales	235,188	222,110	13,078	5.9%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	2011	2010	Decrease	% Change
United States(b)	271,018	259,733	11,285	4.3%
Europe(c)	293,018	301,321	(8,303)	(2.8%)

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2011		2010		(Decrease) Increase	% Change
United States	152,180	65.3%	131,636	62.5%	20,544	15.6%
International	80,937	34.7%	78,858	37.5%	2,079	2.6

Harley-Davidson motorcycle units	233,117	100.0%	210,494	100.0%	22,623	10.7%

Touring motorcycle units	92,002	39.5%	81,927	38.9%	10,075	12.3%
Custom motorcycle units*	91,459	39.2%	87,158	41.4%	4,301	4.9
Sportster motorcycle units	49,656	21.3%	41,409	19.7%	8,247	19.9

Harley-Davidson motorcycle units	233,117	100.0%	210,494	100.0%	22,623	10.7%

Buell motorcycle units	274		2,614		(2,340)	(89.5%)

*	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2011, wholesale shipments of Harley-Davidson motorcycles were up 10.7% compared to the prior year and within the Company’s most recent expected shipment range of 228,000 to 235,000 motorcycles. Temporary production constraints resulting from restructuring efforts at the Company’s York, PA (York) facility that impacted York production for 2011 eased during the fourth quarter of 2011, allowing a slightly higher mix of Touring motorcycles compared to the prior year. Sportster shipment mix was also higher than in 2010 and near the high end of the historical range of 18% to 22% due to strong retail demand for Sportster models.

At the end of 2011, U.S. dealer inventory was up slightly compared to 2010. As discussed under the “Outlook” section, the Company expects that its 2012 shipment targets for Harley-Davidson motorcycles to independent dealers in the U.S. will be lower than their retail sales for 2012 and result in a decrease in dealer retail inventory levels. (1)

Segment Results

The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2011	2010	(Decrease) Increase	% Change
Revenue:
Harley-Davidson motorcycles	$3,553,291	$3,136,987	$416,304	13.3%
Buell motorcycles	1,256	16,280	(15,024)	(92.3)
Parts & Accessories	816,569	749,240	67,329	9.0
General Merchandise	274,124	259,125	14,999	5.8
Other	17,024	14,995	2,029	13.5

Total revenue	4,662,264	4,176,627	485,637	11.6

Cost of goods sold	3,106,288	2,749,224	357,064	13.0

Gross profit	1,555,976	1,427,403	128,573	9.0

Selling & administrative expense	788,565	756,177	32,388	4.3
Engineering expense	138,243	128,960	9,283	7.2
Restructuring expense	67,992	163,508	(95,516)	(58.4)

Operating expense	994,800	1,048,645	(53,845)	(5.1)

Operating income from motorcycles	$561,176	$378,758	$182,418	48.2%

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2010 to 2011 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2010	$4,177	$2,749	$1,428
Volume	365	250	115
Price	15	—	15
Foreign currency exchange rates and hedging	89	84	5
Shipment mix	16	15	1
Raw material prices	—	32	(32)
Manufacturing costs	—	(24)	24

Total	485	357	128

2011	$4,662	$3,106	$1,556

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2010 to 2011:

•	Volume increases were driven by the 10.7% increase in wholesale shipments of Harley-Davidson motorcycle units as well as higher sales volumes for Parts & Accessories and General Merchandise.

•	On average, wholesale prices on the Company’s 2012 model year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•

Foreign currency exchange rates during 2011 relative to 2010 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to 2010 which offset the majority of the positive impact of currency included in net revenue.

•

Shipment mix changes positively impacted net revenue and resulted primarily from product mix changes both between and within the Company’s motorcycle families. However, the impact of these mix changes on cost of goods sold mostly offset the benefits included in revenue.

•	Raw material prices were higher in 2011 relative to 2010 due to increased metals and fuel costs.

•

Manufacturing costs were favorably impacted by savings related to restructuring and continuous improvement initiatives, partially offset by temporary inefficiencies associated with the Company’s restructuring and transformation at its York facility. During 2011, the Company experienced $32 million in temporary inefficiencies compared to $9 million in 2010 and expects temporary inefficiencies in 2012 to be generally in line with 2011.(1) In 2012, the Company expects temporary inefficiencies associated with its restructuring activities, including the completion of restructuring at York, the implementation of new labor contracts in Kansas City and Wisconsin, and the continuation of efforts to exit its wheel and wheel hub manufacturing operations in Australia.(1)

The increase in selling, administrative and engineering expense was primarily due to increased spending on growth initiatives and higher recall expenses offset by savings realized from the Company’s restructuring efforts and continuous improvement initiatives. In addition, the Company incurred during 2010 approximately $15 million of non-recurring costs in connection with the Company’s efforts to expand its presence in Brazil. Restructuring expense was lower in 2011 than in 2010. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2011	2010	Increase (Decrease)	% Change
Interest income	$598,675	$635,207	$(36,532)	(5.8%)
Other income	50,774	47,502	3,272	6.9

Financial services revenue	649,449	682,709	(33,260)	(4.9)

Interest expense	229,492	272,484	(42,992)	(15.8)
Provision for credit losses	17,031	93,118	(76,087)	(81.7)
Operating expenses	134,135	135,234	(1,099)	(0.8)

Financial services expense	380,658	500,836	(120,178)	(24.0)

Operating income from financial services	$268,791	$181,873	$86,918	47.8%

Interest income decreased during 2011 due to lower average retail and wholesale finance receivables outstanding. Interest expense benefited from lower debt levels related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds, partially offset by a $9.6 million loss on the extinguishment of debt.

The provision for credit losses related to retail motorcycle and wholesale receivables decreased by $70.1 million and $7.1 million, respectively, in 2011 compared to 2010. The decrease in the provision for retail motorcycle credit losses was primarily driven by favorable finance receivable credit loss performance. The decrease in provision for wholesale credit losses is primarily due to favorable finance receivable performance.

The Company believes that 2012 operating income from Financial Services will decrease compared to 2011, as approximately $40 million in 2011 balance sheet allowance releases are not expected to reoccur in 2012. In addition lower net interest income is anticipated as the portfolio of retail loans continues to contract as a result of lower U.S. retail sales over the last few years, and we expect a modest tightening of margins on prime tier retail lending due to a more competitive lending environment. Although the Company expects lower operating income in 2012 compared to 2011, it expects to report positive operating income in 2012.(1)

Annual losses on HDFS’ retail motorcycle loans were 1.20% during 2011 compared to 2.11% in 2010. The decrease in credit losses from 2010 was due to a lower frequency of loss and a modest improvement in the recovery values of repossessed motorcycles. The 30-day delinquency rate for retail motorcycle loans at December 31, 2011 decreased to 3.85% from 5.07 % at December 31, 2010.

Changes in the allowance for finance credit losses on finance receivables were as follows (in millions):

	2011	2010
Balance, beginning of period	$173,589	$150,082
Allowance related to newly consolidated finance receivables	—	49,424
Provision for finance credit losses	17,031	93,118
Charge-offs, net of recoveries	(65,171)	(119,035)

Balance, end of period	$125,449	$173,589

At December 31, 2011, the allowance for finance credit losses on finance receivables was $116.1 million for retail receivables, which included $66.0 million related to finance receivables held by variable interest entities (VIEs), and $9.3 million for wholesale receivables. At December 31, 2010, the allowance for finance credit losses on finance receivables was $157.8 million for retail receivables, which included $103.8 million related to finance receivables held by consolidated VIEs, and $15.8 million for wholesale receivables. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs.

As part of the January 1, 2010 adoption of the new accounting guidance within Accounting Standards Codification (ASC) Topic 810 “Consolidations” and ASC Topic 860 “Transfers and Servicing”, the Company consolidated an initial allowance for credit losses of $49.4 million related to the previously unconsolidated securitized finance receivables through an adjustment to retained earnings. Subsequent changes in the provision for credit losses are included in the statement of operations.

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

The effective income tax rate for 2010 continuing operations was 33.5% compared to 60.5% for 2009. During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. As a result of these Acts, reimbursements the Company receives under Medicare Part D coverage for providing retiree prescription drug benefits would no longer be tax free beginning in 2013. In response to these Acts and the Company recorded income tax expense of $13.3 million associated with this change. Also impacting the effective income tax rate for 2010 were a favorable impact from a domestic manufacturing benefit and the favorable conclusion of an Internal Revenue Service audit in 2010 and, in connection with the audit settlement, an adjustment to income taxes payable. The effective income tax rate for 2009 was impacted by a $28.4 million non-deductible goodwill charge incurred during the second quarter of 2009 as well as an unanticipated change in Wisconsin tax law during the first quarter of 2009 which resulted in the Company establishing a valuation allowance of $22.5 million related to net operating loss carryforwards.

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

Harley-Davidson Motorcycle Retail Sales(a)

Heavyweight (651+cc)

	2010	2009	(Decrease) Increase	% Change
North America Region
United States	143,391	162,385	(18,994)	(11.7%)
Canada	10,376	11,406	(1,030)	(9.0)

Total North America Region	153,767	173,791	(20,024)	(11.5)

Europe Region (Includes Middle East and Africa)
Europe(b)	37,378	36,444	934	2.6
Other	3,810	3,560	250	7.0

Total Europe Region	41,188	40,004	1,184	3.0

Asia Pacific Region
Japan	11,405	13,105	(1,700)	(13.0)
Other	9,582	9,884	(302)	(3.1)

Total Asia Pacific Region	20,987	22,989	(2,002)	(8.7)

Latin America Region	6,168	5,850	318	5.4

Total Worldwide Retail Sales	222,110	242,634	(20,524)	(8.5%)

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the Harley-Davidson Motorcycle Retail Sales data.
(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	2010	2009	Decrease	% Change
United States(b)	259,733	304,304	(44,571)	(14.6%)
Europe(c)	301,321	313,569	(12,248)	(3.9%)

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. Prior periods have been adjusted to include all dual purpose models that were previously excluded.

(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Giral S.A., an independent agency. This third party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2010		2009		(Decrease) Increase	% Change
United States	131,636	62.5%	144,464	64.8%	(12,828)	(8.9%)
International	78,858	37.5%	78,559	35.2%	299	0.4

Harley-Davidson motorcycle units	210,494	100.0%	223,023	100.0%	(12,529)	(5.6%)

Touring motorcycle units	81,927	38.9%	84,104	37.7%	(2,177)	(2.6)
Custom motorcycle units(a)	87,158	41.4%	91,650	41.1%	(4,492)	(4.9)
Sportster motorcycle units	41,409	19.7%	47,269	21.2%	(5,860)	(12.4)

Harley-Davidson motorcycle units	210,494	100.0%	223,023	100.0%	(12,529)	(5.6%)

Buell motorcycle units	2,614		9,572		(6,958)	(72.7%)

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During 2010, the Company shipped 210,494 Harley-Davidson motorcycles, a decrease of 12,529 motorcycles, or 5.6%, from 2009. The Company’s 2010 shipment volume resulted in lower U.S. dealer inventory of new Harley-Davidson motorcycles at the end of 2010 compared to the end of 2009.

Segment Results

The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2010	2009	(Decrease) Increase	% Change
Revenue:
Harley-Davidson motorcycles	$3,136,987	$3,174,810	$(37,823)	(1.2%)
Buell motorcycles	16,280	46,514	(30,234)	(65.0)
Parts & Accessories	749,240	767,275	(18,035)	(2.4)
General Merchandise	259,125	282,210	(23,085)	(8.2)
Other	14,995	16,321	(1,326)	(8.1)

Total revenue	4,176,627	4,287,130	(110,503)	(2.6)

Cost of goods sold	2,749,224	2,900,934	(151,710)	(5.2)

Gross profit	1,427,403	1,386,196	41,207	3.0

Selling & administrative expense	756,177	702,854	53,323	7.6
Engineering expense	128,960	148,311	(19,351)	(13.0)
Restructuring expense and other impairments	163,508	220,976	(57,468)	(26.0)

Operating expense	1,048,645	1,072,141	(23,496)	(2.2)

Operating income from motorcycles	$378,758	$314,055	$64,703	20.6%

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2009 to 2010 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2009	$4,287	$2,901	$1,386
Volume	(282)	(201)	(81)
Foreign currency exchange rates and hedging	17	17	—
Shipment mix	126	10	116
Raw material prices	—	11	(11)
Manufacturing costs	—	27	(27)
Buell exit costs	29	(16)	45

Total	(110)	(152)	42

2010	$4,177	$2,749	$1,428

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2009 to 2010:

•	Volume decreases were primarily the result of the 5.6% decrease in wholesale shipments of Harley-Davidson motorcycle units as well as lower volumes for Parts & Accessories and General Merchandise.

•

Foreign currency exchange rates during 2010 relative to 2009 resulted in a positive impact on net revenue. Gains and losses associated with the revaluation of foreign-denominated assets and liabilities and foreign currency hedging (included in cost of goods sold) were unfavorable when compared to the same period last year which offset the positive impact of currency included in net revenue.

•

Shipment mix changes benefited net revenue and gross profit due to a higher mix of the Company’s higher margin touring motorcycles and changes in product mix within the Company’s motorcycle families. Product mix changes were also impacted by motorcycle option offerings, shipment location and related products.

•	Raw material prices were higher in 2010 relative to 2009 due to unfavorability in steel and aluminum prices.

•

Manufacturing costs increased partially as the result of a higher fixed cost per unit due to allocating fixed costs across fewer units. Higher manufacturing costs were also the result of increasing product cost associated with new models and increased product content. Finally, manufacturing costs were also higher due to temporary inefficiencies associated with the Company’s transition to outsourcing non-core operations at its York facility. These increased costs were partially offset by productivity gains.

•

In 2009, the Company incurred Buell exit costs consisting of sales incentives to independent dealers and inventory write-downs. The sales incentives lowered 2009 revenue while the inventory write-downs increased 2009 cost of sales.

The increase in selling and administrative expense was primarily due to increased expense associated with the Company’s variable incentive compensation programs and increased spending on growth initiatives partially offset by savings from the Company’s restructuring efforts and lower warranty and recall charges. During 2010, the Company accrued for a payout of variable incentive compensation programs; no accrual was made during 2009 due to the Company’s determination that plan targets would not be met. Increased spending on growth initiatives during 2010 included approximately $15 million of costs associated with the Company’s efforts to expand its presence in Brazil. As part of these expansion efforts, in late 2010, the Company reached an agreement with the previous dealer in Brazil that permits the Company to develop a new network of independent dealers as it expands its presence in that market. The decrease in engineering expense was primarily due to savings from the Company’s restructuring efforts. The Company’s announced restructuring plans are further discussed in Note 5 of Notes to Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the financial services segment (in thousands):

	2010	2009	Increase (Decrease)	% Change
Interest income	$635,207	$434,152	$201,055	46.3%
Loss from securitizations	—	(13,676)	13,676	N/M
Other income	47,502	74,303	(26,801)	(36.1)

Financial services revenue	682,709	494,779	187,930	38.0

Interest expense	272,484	283,634	(11,150)	(3.9)
Provision for credit losses	93,118	169,206	(76,088)	(45.0)
Operating expenses	135,234	128,219	7,015	5.5
Restructuring expense	—	3,302	(28,387)	N/M
Goodwill impairment	—	28,387	(3,302)	N/M

Financial services expense	500,836	612,748	(111,912)	(18.3)

Operating income (loss) from financial services	$181,873	$(117,969)	$299,842	N/M

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

As part of the January 1, 2010 adoption of the new accounting guidance within ASC Topic 810 and ASC Topic 860, the Company consolidated an initial allowance for credit losses of $49.4 million related to the previously unconsolidated securitized finance receivables through an adjustment to retained earnings. Subsequent changes in the provision for credit losses are included in the statement of operations.

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

Changes in the allowance for finance credit losses on finance receivables held for investment were as follows (in millions):

	2010	2009
Balance, beginning of period	$150,082	$40,068
Allowance related to newly consolidated finance receivables	$49,424
Provision for finance credit losses	93,118	169,206
Charge-offs, net of recoveries	(119,035)	(59,192)

Balance, end of period	$173,589	$150,082

At December 31, 2010, the allowance for finance credit losses on finance receivables was $15.8 million for wholesale receivables and $157.8 million for retail receivables, which includes $103.8 million related to finance receivables held by consolidated variable interest entities (VIEs). See Note 8 of Notes to Consolidated Financial Statements for more information on the Company’s VIEs. The allowance for finance credit losses on finance receivables was $133.3 million for retail receivables and $16.8 million for wholesale receivables at December 31, 2009.

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

The wholesale portfolio is primarily composed of large balance, non-homogeneous finance receivables. HDFS’ wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. Finance receivables in the wholesale portfolio that are not individually evaluated for impairment are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.

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

U.S. GAAP requires that companies recognize in their statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or an asset for defined benefit pension and postretirement benefit plans that are overfunded.

Pension, SERPA and postretirement healthcare obligations and costs are calculated through actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates.

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company decreased the discount rate for pension and SERPA obligations from 5.79% as of December 31, 2010 to 5.30% as of December 31, 2011. The Company decreased the discount rate for postretirement healthcare obligations from 5.28% to 4.90%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2011, the Company set its healthcare cost trend rate at 8.5% as of December 31, 2011. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5% by 2019.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

Plan assets are measured at fair value and are subject to market volatility. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted to reflect the current view of the long-term investment market.

Changes in the funded status of defined benefit pension and postretirement benefit plans resulting from the difference between assumptions and actual results are initially recognized in other comprehensive income and amortized to expense over future periods. The following information is provided to illustrate the sensitivity of pension and postretirement healthcare obligations and costs to changes in these major assumptions (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2011 Net periodic benefit costs
Pension and SERPA	$45,291	$20,343	$13,328	n/a
Postretirement healthcare	$21,202	$1,268	$1,175	$1,915

2011 Benefit obligations
Pension and SERPA	$1,570,930	$242,383	n/a	n/a
Postretirement healthcare	$380,625	$33,788	n/a	$14,225

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

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2011 is as follows (in thousands):

	2012	2013 - 2014	2015 - 2016	Thereafter	Total
Principal payments on debt	$1,878,733	$1,917,075	$977,853	$948,958	$5,722,619
Interest payments on debt	221,704	314,158	159,710	94,221	789,793
Operating lease payments	12,076	14,884	8,683	5,585	41,228

	$2,112,513	$2,246,117	$1,146,246	$1,048,764	$6,553,640

As described in Note 13 of Notes to Consolidated Financial Statements, the Company classified $195.6 million related to its unsecured commercial paper and its Global Credit Facilities (as defined in “Liquidity and Capital Resources”) as long-term debt as of December 31, 2011. This amount is classified as long term because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year. The Company has assumed that this amount will be repaid in 2013.

Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2011. Interest for floating rate instruments assumes December 31, 2011 rates remain constant.

As of December 31, 2011, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2011. During 2011, the Company contributed $219.5 million to its pension, SERPA and postretirement healthcare plans, which included a $200.0 million voluntary contribution to its pension plans. No additional contributions were required during 2011 beyond current benefit payments for SERPA and postretirement healthcare plans. In January 2012, the Company voluntarily contributed another $200 million to its qualified pension plans to further fund its pension plans and the Company expects that no additional qualified pension plan contributions will be required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 15 of Notes to Consolidated Financial Statements.

As described in Note 14 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $57.1 million and accrued interest and penalties of $24.3 million as of December 31, 2011. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.9 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Liquidity and Capital Resources as of December 31, 2011

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

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

December 31, 2011
Cash and cash equivalents	$1,526,950
Marketable securities	153,380

Total cash and cash equivalents and marketable securities	1,680,330

Global credit facilities	315,920
Asset-backed conduit facility	600,000

Total availability under credit facilities	915,920

Total	$2,596,250

Although the Company believes it has obtained the funding necessary to support HDFS’ operations for 2012(1), the Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2011. During 2011, the Company contributed $219.5 million to its pension, SERPA and postretirement healthcare plans, which includes a $200.0 million voluntary contribution to its pension plans. In

January 2012, the Company made a voluntary contribution of $200 million to its qualified pension plans to further fund its pension plans and expects that no additional qualified pension plan contributions will be required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 15 of Notes to Consolidated Financial Statements.

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$885,291	$1,163,418	$609,010
Net cash (used) provided by investing activities	(63,542)	145,437	(863,487)
Net cash (used) provided by financing activities	(308,944)	(1,856,090)	1,381,937
Effect of exchange rate changes on cash and cash equivalents	(7,788)	4,940	6,789

Net increase (decrease) in cash and cash equivalents	$505,017	$(542,295)	$1,134,249

Operating Activities

The decrease in operating cash flow in 2011 compared to 2010 was due primarily to a $200.0 million voluntary contribution to the Company’s qualified pension plans in 2011 and higher cash outflows related to an increase in wholesale finance receivables originations in 2011. In addition, working capital changes resulted in lower operating cash inflows in 2011 as compared to 2010. This was due in part to increases in inventory that were the result of a management decision to increase finished goods motorcycle inventories at the end of 2011.

In 2012, the Company plans to implement a new ERP system at York which the Company expects to provide new capabilities across the supply chain, including the ability to do more factory customization, enable more flexible production and provide end-to-end supply chain integration. As a result, the Company expects to experience downtime at York as the system is implemented. To minimize the impact on dealers and customers during the implementation, the Company produced and inventoried approximately 7,000 incremental motorcycles in the fourth quarter of 2011. The Company expects to carry higher finished goods inventory into 2012 when it expects production to be impacted by the ERP implementation.(1)

The increase in operating cash flow for 2010 compared to 2009 was due primarily to the classification of the Company’s retail lending activities and favorable movements in working capital. U.S. retail motorcycle finance receivables originated prior to June 28, 2009 were classified as held-for-sale based on the Company’s intent to securitize these U.S. retail motorcycle finance receivables in off-balance sheet securitization transactions under U.S. GAAP in effect at that time. Accordingly, the net cash outflows related to the origination and collection of these retail finance receivables were classified as operating cash flows in 2009 and prior.

Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $189.0 million, $170.8 million and $116.7 million during 2011, 2010 and 2009, respectively.

Net cash flows from finance receivables, which consisted primarily of retail finance receivables, for 2011 were $278.4 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2011.

Net cash flows from finance receivables for 2010 were $1.19 billion higher than in 2009. The increase in cash flow from net changes in finance receivables in 2010 compared to 2009 reflect the incremental cash flows from finance receivables held by securitization trusts that were not consolidated prior to January 1, 2010. On

January 1, 2010 the Company began consolidating formerly off-balance sheet QSPEs, used in connection with its prior off-balance sheet securitization transactions, as a result of adopting new U.S. GAAP.

Changes in the Company’s investment in marketable securities resulted in cash outflows of $12.5 million, $100.1 million and $39.7 million in 2011, 2010 and 2009, respectively.

Financing Activities

The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.

The Company paid dividends of $0.475 per share totaling $111.0 million during 2011, $0.40 per share totaling $94.1 million during 2010 and $0.40 per share totaling $93.8 million in 2009.

Cash outflows from share repurchases were $224.5 million, $1.7 million and $1.9 million for 2011, 2010 and 2009, respectively. Share repurchases during 2011 included 6.0 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases in 2010 and 2009 were limited to shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of December 31, 2011, 16.7 million shares remained on a board-approved share repurchase authorization. In addition, as of December 31, 2011, 1.9 million shares remained on a separate board-approved share repurchase authorization that is in place to offset option exercises and restricted stock grants. In total at December 31, 2011, the Company had authorization to repurchase 18.6 million shares of its common stock.

The Company’s total outstanding debt consisted of the following as of December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Global credit facilities	$159,794	$213,772	$448,049
Unsecured commercial paper	874,286	582,572	325,099
Medium-term notes	2,298,193	1,897,778	2,103,396
Senior unsecured notes	303,000	303,000	600,000
Term asset-backed securitization debt	2,087,346	2,755,234	2,159,585

Total debt	$5,722,619	$5,752,356	$5,636,129

In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2011 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Stable
Standard & Poor’s	A2	BBB	Positive watch
Fitch	F2	BBB+	Positive

On January 25, 2012 Standard & Poor’s raised the Company’s long-term rating to BBB+ and changed the outlook to stable.

Global Credit Facilities – On April 28, 2011, the Company and HDFS entered into a new $675.0 million four-year credit facility to refinance and replace a $675.0 million 364-day credit facility that matured in April 2011.

The new four-year credit facility matures in April 2015. The Company and HDFS also have a $675.0 million three-year credit facility which matures in April 2013. The new four-year credit facility and the three-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of December 31, 2011 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility or through the use of operating cash flow.(1)

Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2011 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$ 400,000	5.25%	December 2007	December 2012
$ 500,000	5.75%	November 2009	December 2014
$ 450,000	3.875%	March 2011	March 2016
$ 950,131	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. During 2011, HDFS repurchased an aggregate $49.9 million of its $1.0 billion, 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense a $9.6 million loss on the extinguishment of debt, which included unamortized discounts and fees. During December 2010, the $200.0 million 5.00% medium-term notes matured, and the principal and accrued interest were paid in full. Unamortized discounts on the Notes reduced the balance by $1.9 million, $2.2 million, and $2.7 million at December 31, 2011, 2010 and 2009, respectively.

In January 2012, HDFS issued $400.0 million of medium-term notes, which mature in March 2017 and have an annual interest rate of 2.70%. The medium-term notes provide for semi-annual interest payments and principal due at maturity.

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

Asset-Backed Commercial Paper Conduit Facility – On September 9, 2011, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At December 31, 2011, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of December 31, 2011, the conduit facility expires on September 7, 2012.

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

For all of the term asset-backed securitization transactions, the Company transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of the Company’s creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2012 to 2018.

As of December 31, 2011, the assets of the VIEs totaled $3.09 billion, of which $2.85 billion of finance receivables and $228.8 million of cash were restricted as collateral for the payment of $2.09 billion secured notes. Approximately $640.3 million of the obligations under the secured notes were classified as current at December 31, 2011, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of December 31, 2011, 2010 and 2009, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities and various operating covenants under the Notes and the asset-backed commercial paper conduit facility. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of 2.25 to 1.0 for each fiscal quarter through June 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the asset-backed commercial paper conduit facility.

At December 31, 2011, 2010 and 2009, HDFS and the Company remained in compliance with all of the existing covenants.

Cash Flows from Discontinued Operations

There were no cash flows from discontinued operations during 2011. During the years ended December 31, 2010 and 2009, cash flows from discontinued operations were a net cash outflow of $72.3 million and $91.3 million.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	effectively execute the Company’s restructuring plans within expected costs and timing,

(iii)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems,

(iv)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(v)	anticipate the level of consumer confidence in the economy,

(vi)	manage through inconsistent economic conditions, including changing capital, credit and retail markets,

(vii)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(viii)	successfully implement with our labor unions the agreements that we have executed with them that we believe will provide flexibility and cost-effectiveness to accomplish restructuring goals and long-term competitiveness,

(ix)	manage risks that arise through expanding international operations and sales,

(x)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xi)	manage production capacity and production changes,

(xii)	provide products, services and experiences that are successful in the marketplace, (xiii) develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(xiv)	manage the risks that our independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xv)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital,

(xvi)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio,

(xvii)	sell all of its motorcycles and related products and services to its independent dealers,

(xviii)	continue to develop the capabilities of its distributor and dealer network,

(xix)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xx)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xxi)	retain and attract talented employees, and

(xxii)	detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in “Risk Factors” under Item 1A which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

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

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar and the Japanese yen. The Company utilizes foreign currency contracts to mitigate the effect of the Euro, the Australian dollar and the Japanese yen fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2011, the notional U.S. dollar value of outstanding Euro, Australian dollar and Japanese yen foreign currency contracts was $306.4 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $29.5 million as of December 31, 2011. Further disclosure relating to the fair value of derivative financial instruments is included in Note 9 of the Notes to Consolidated Financial Statements.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its debt. As of December 31, 2011, HDFS had interest rate swaps outstanding with a notional value of $102.1 million. HDFS estimates that a 10% decrease in interest rates would result in a $0.2 million decrease in the fair value of the agreements.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

February 6, 2012

Keith E. Wandell	John A. Olin
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors reviews the Company’s financial reporting process and the audit process. All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.

The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2011. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2011 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2011 fiscal year. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the 2011 fiscal year with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP, the matters required to be discussed under the Public Company Accounting Oversight Board (PCAOB) AU Section 380, Communications with Audit Committees. The Audit Committee has received written disclosures from Ernst & Young, LLP regarding their independence as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2011 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2011 fiscal year.

February 6, 2012

Audit Committee of the Board of Directors

Richard I. Beattie

George L. Miles, Jr.

N. Thomas Linebarger

James A. Norling, Chairman

Jochen Zeitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Harley-Davidson, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2010, the Company changed its method of accounting for variable interest entities, including qualifying special-purpose entities, to conform with Accounting Standards Codification Topic 810 and Accounting Standards Codification Topic 860.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 23, 2012

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share amounts)

	2011	2010	2009
Revenue:
Motorcycles and related products	$4,662,264	$4,176,627	$4,287,130
Financial services	649,449	682,709	494,779

Total revenue	5,311,713	4,859,336	4,781,909

Costs and expenses:
Motorcycles and related products cost of goods sold	3,106,288	2,749,224	2,900,934
Financial services interest expense	229,492	272,484	283,634
Financial services provision for credit losses	17,031	93,118	169,206
Selling, administrative and engineering expense	1,060,943	1,020,371	979,384
Restructuring expense and asset impairment	67,992	163,508	224,278
Goodwill impairment	—	—	28,387

Total costs and expenses	4,481,746	4,298,705	4,585,823

Operating income	829,967	560,631	196,086
Investment income	7,963	5,442	4,254
Interest expense	45,266	90,357	21,680
Loss on debt extinguishment	—	85,247	—

Income before provision for income taxes	792,664	390,469	178,660
Provision for income taxes	244,586	130,800	108,019

Income from continuing operations	548,078	259,669	70,641
Income (loss) from discontinued operations, net of tax	51,036	(113,124)	(125,757)

Net income (loss)	$599,114	$146,545	$(55,116)

Earnings per common share from continuing operations:
Basic	$2.35	$1.11	$0.30
Diluted	$2.33	$1.11	$0.30

Earnings (loss) per common share from discontinued operations:
Basic	$0.22	$(0.48)	$(0.54)
Diluted	$0.22	$(0.48)	$(0.54)

Earnings (loss) per common share:
Basic	$2.57	$0.63	$(0.24)
Diluted	$2.55	$0.62	$(0.24)

Cash dividends per common share	$0.475	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands, except share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,526,950	$1,021,933
Marketable securities	153,380	140,118
Accounts receivable, net	219,039	262,382
Finance receivables, net	1,168,603	1,080,432
Restricted finance receivables held by variable interest entities, net	591,864	699,026
Inventories	418,006	326,446
Restricted cash held by variable interest entities	229,655	288,887
Deferred income taxes	132,331	146,411
Other current assets	102,378	100,991

Total current assets	4,542,206	4,066,626

Finance receivables, net	1,754,441	1,553,781
Restricted finance receivables held by variable interest entities, net	2,271,773	2,684,330
Property, plant and equipment, net	809,459	815,112
Goodwill	29,081	29,590
Deferred income taxes	202,439	213,989
Other long-term assets	64,765	67,312

	$9,674,164	$9,430,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,713	$225,346
Accrued liabilities	564,172	556,671
Short-term debt	838,486	480,472
Current portion of long-term debt	399,916	—
Current portion of long-term debt held by variable interest entities	640,331	751,293

Total current liabilities	2,698,618	2,013,782
Long-term debt	2,396,871	2,516,650
Long-term debt held by variable interest entities	1,447,015	2,003,941
Pension liability	302,483	282,085
Postretirement healthcare liability	268,582	254,762
Other long-term liabilities	140,339	152,654

Commitments and contingencies (Note 17)

Shareholders’ equity:
Series A Junior participating preferred stock, none issued	—	—
Common stock, 339,107,230 and 338,260,456 shares issued in 2011 and 2010, respectively	3,391	3,382
Additional paid-in-capital	968,392	908,055
Retained earnings	6,824,180	6,336,077
Accumulated other comprehensive loss	(476,733)	(366,222)

	7,319,230	6,881,292
Less:
Treasury stock (108,566,699 and 102,739,587 shares in 2011 and 2010, respectively), at cost	(4,898,974)	(4,674,426)

Total shareholders’ equity	2,420,256	2,206,866

	$9,674,164	$9,430,740

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net cash provided by operating activities of continuing operations (Note 2)	$885,291	$1,163,418	$609,010
Cash flows from investing activities of continuing operations:
Capital expenditures	(189,035)	(170,845)	(116,748)
Originations of finance receivables	(2,622,024)	(2,252,532)	(1,378,226)
Collections on finance receivables	2,760,049	2,668,962	607,168
Collection of retained securitization interests	—	—	61,170
Purchases of marketable securities	(142,653)	(184,365)	(39,685)
Sales and redemptions of marketable securities	130,121	84,217	—
Other, net	—	—	2,834

Net cash (used by) provided by investing activities of continuing operations	(63,542)	145,437	(863,487)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium term notes	447,076	—	496,514
Repayment of medium term notes	(59,211)	(200,000)	—
Proceeds from issuance of senior unsecured notes	—	—	595,026
Repayment of senior unsecured notes	—	(380,757)	—
Proceeds from securitization debt	1,082,599	598,187	2,413,192
Repayments of securitization debt	(1,754,568)	(1,896,665)	(263,083)
Net increase (decrease) in credit facilities and unsecured commercial paper	237,827	30,575	(1,083,331)
Net repayments in asset-backed commercial paper	(483)	(845)	(513,168)
Net change in restricted cash	59,232	77,654	(167,667)
Dividends	(111,011)	(94,145)	(93,807)
Purchase of common stock for treasury, net of issuances	(224,548)	(1,706)	(1,920)
Excess tax benefits from share-based payments	6,303	3,767	170
Issuance of common stock under employee stock option plans	7,840	7,845	11

Net cash (used by) provided by financing activities of continuing operations	(308,944)	(1,856,090)	1,381,937

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(7,788)	4,940	6,789

Net increase (decrease) in cash and cash equivalents of continuing operations	505,017	(542,295)	1,134,249

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	(71,073)	(71,298)
Cash flows from investing activities of discontinued operations	—	—	(18,805)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(1,195)	(1,208)

	—	(72,268)	(91,311)

Net increase (decrease) in cash and cash equivalents	$505,017	$(614,563)	$1,042,938

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$1,021,933	$1,630,433	$568,894
Cash and cash equivalents of discontinued operations – beginning of period	—	6,063	24,664
Net increase (decrease) in cash and cash equivalents	505,017	(614,563)	1,042,938
Less: Cash and cash equivalents of discontinued operations – end of period	—	—	(6,063)

Cash and cash equivalents – end of period	$1,526,950	$1,021,933	$1,630,433

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2008	335,653,577	$3,357	$846,796	$6,458,778	$(522,526)	$(4,670,802)	$2,115,603
Comprehensive income:
Net loss	—	—	—	(55,116)	—	—	(55,116)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	30,932	—	30,932
Amortization of net prior service cost, net of taxes of ($1,576)	—	—	—	—	2,679	—	2,679
Amortization of actuarial loss, net of taxes of ($6,919)	—	—	—	—	11,761	—	11,761
Pension and post-retirement plan funded status adjustment, net of taxes of ($17,126)	—	—	—	—	29,111	—	29,111
Pension and post-retirement plan settlement and curtailment, net of taxes of ($18,942)	—	—	—	—	32,197	—	32,197
Change in net unrealized gains (losses):
Investment in retained securitization interests, net of taxes ($7,619)	—	—	—	—	13,600	—	13,600
Derivative financial instruments, net of tax benefit of $1,184	—	—	—	—	(1,239)	—	(1,239)

Comprehensive income							63,925
Adjustment to apply measurement date provisions of FSP 115-2, net of taxes of ($8,108)	—	—	—	14,413	(14,413)	—	—
Dividends	—	—	—	(93,807)	—	—	(93,807)
Repurchase of common stock	—	—	—	—	—	(1,920)	(1,920)
Share-based compensation and 401(k) match made with Treasury shares	—	—	27,363	—	—	2	27,365
Issuance of nonvested stock	1,147,393	11	(11)	—	—	—	—
Tax benefit of stock options and nonvested stock	—	—	(3,048)	—	—	—	(3,048)

Balance December 31, 2009	336,800,970	$3,368	$871,100	$6,324,268	$(417,898)	$(4,672,720)	$2,108,118

Comprehensive income:
Net income	—	—	—	146,545	—	—	146,545
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	9,449	—	9,449
Amortization of net prior service cost, net of taxes of ($544)	—	—	—	—	925	—	925
Amortization of actuarial loss, net of taxes of ($12,322)	—	—	—	—	20,944	—	20,944
Pension and post-retirement plan funded status adjustment, net of taxes of ($7,056)	—	—	—	—	18,431	—	18,431
Pension and post-retirement plan settlement and curtailment, net of taxes of ($911)	—	—	—	—	1,549	—	1,549
Change in net unrealized gains (losses):
Derivative financial instruments, net of tax benefit of $1,761	—	—	—	—	(2,972)	—	(2,972)
Marketable securities, net of net of tax benefit of $78	—	—	—	—	(133)	—	(133)

Comprehensive income							194,738
Adjustment for consolidation of QSPEs under ASC Topics 810 and 860	—	—	—	(40,591)	3,483	—	(37,108)
Dividends	—	—	—	(94,145)	—	—	(94,145)
Repurchase of common stock	—	—	—	—	—	(1,706)	(1,706)
Share-based compensation and 401(k) match made with Treasury shares	—	—	26,961	—	—	—	26,961
Issuance of nonvested stock	823,594	8	(8)	—	—	—	—
Exercise of stock options	635,892	6	7,839	—	—	—	7,845
Tax benefit of stock options and nonvested stock	—	—	2,163	—	—	—	2,163

Balance December 31, 2010	338,260,456	$3,382	$908,055	$6,336,077	$(366,222)	$(4,674,426)	$2,206,866

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2011, 2010 and 2009

(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2010	338,260,456	$3,382	$908,055	$6,336,077	$(366,222)	$(4,674,426)	$2,206,866

Comprehensive income:
Net income	—	—	—	599,114	—	—	599,114
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(5,616)	—	(5,616)
Amortization of net prior service cost, net of tax benefit of $332	—	—	—	—	(564)	—	(564)
Amortization of actuarial loss, net of taxes of ($13,875)	—	—	—	—	23,584	—	23,584
Pension and post-retirement plan funded status adjustment, net of tax benefit $86,345	—	—	—	—	(146,768)	—	(146,768)
Pension and post-retirement plan settlement and curtailment, net of taxes of ($102)	—	—	—	—	174	—	174
Change in net unrealized gains (losses):
Derivative financial instruments, net of taxes of ($10,645)	—	—	—	—	18,219	—	18,219
Marketable securities, net of taxes of ($271)	—	—	—	—	460	—	460

Comprehensive income							488,603
Dividends	—	—	—	(111,011)	—	—	(111,011)
Repurchase of common stock	—	—	—	—	—	(224,551)	(224,551)
Share-based compensation and 401(k) match made with Treasury shares	—	—	49,993	—	—	3	49,996
Issuance of nonvested stock	473,240	5	(5)	—	—	—	—
Exercise of stock options	373,534	4	7,836	—	—	—	7,840
Tax benefit of stock options and nonvested stock	—	—	2,513	—	—	—	2,513

Balance December 31, 2011	339,107,230	$3,391	$968,392	$6,824,180	$(476,733)	$(4,898,974)	$2,420,256

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated.

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

The Company operates in two principal business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services).

On October 15, 2009, the Company announced its intent to divest MV Agusta (MV) and completed the sale of MV on August 6, 2010. MV is presented as a discontinued operation for all periods.

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

Marketable Securities – The Company’s marketable securities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010

Available-for-sale:
Corporate bonds	$153,380	$50,231
U.S. Treasuries	—	89,887

	$153,380	$140,118

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2011 and 2010, the Company recognized a gross unrealized gain of $0.7 million and a gross unrealized loss of $0.2 million, respectively, or a $0.5 million gain net of tax and a $0.1 million loss net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 12 to 48 months.

Accounts Receivable – The Company’s motorcycles and related products are sold to independent dealers and distributors outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s Consolidated Balance Sheets. The allowance for doubtful accounts deducted from total accounts receivable was $5.0 million and $10.4 million as of December 31, 2011 and 2010, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.

Finance Receivables, Net – Finance receivables include both retail and wholesale finance receivables, net and restricted finance receivables held by VIEs, net. Finance receivables are recorded in the financial statements at historical cost net of an allowance for credit losses. The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for credit losses at a level that is adequate to cover losses of principal inherent in the existing portfolio. Portions of the allowance for credit losses are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance covers estimated losses on finance receivables which are collectively reviewed for impairment. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.

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

The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. As described below in the Financial Services Revenue Recognition Policy, the accrual of interest on such finance receivables is discontinued when the collection of the account becomes doubtful. While a finance receivable is considered impaired, all cash received is applied to principal or interest as appropriate.

Finance receivables in the wholesale portfolio that are not individually evaluated for impairment are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.

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

Repossessed inventory is recorded at the lower of cost or net realizable value and is reclassified from finance receivables to other current assets with any related loss recognized as a charge against the allowance for finance credit losses on finance receivables in the period during which the asset was transferred. Repossessed inventory was $14.5 million and $26.5 million at December 31, 2011 and 2010, respectively.

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

HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of its VIEs within its consolidated financial statements. Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore are not recorded on a consolidated basis.

HDFS is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.

The Company’s VIEs have been aggregated on the balance sheet due to the similarity of the nature of the assets involved as well as the purpose and design of the VIEs.

Off-Balance Sheet Finance Receivables Securitizations – Prior to 2009, HDFS sold U.S. retail motorcycle finance receivables through securitization transactions that qualified for accounting sale treatment under prior U.S. GAAP. Under the terms of securitization transactions, HDFS sold U.S. retail motorcycle finance receivables to a securitization trust utilizing the two-step process described further below. The securitization trust issued notes to investors, with various maturities and interest rates, secured by future collections of purchased U.S. retail motorcycle finance receivables. The proceeds from the issuance of the term asset-backed securities were utilized by the securitization trust to purchase U.S. retail motorcycle finance receivables from HDFS.

Upon sale of the U.S. retail motorcycle finance receivables to the securitization trust, HDFS received cash, recorded a gain or loss on the transaction and also retained an interest in excess cash flows, subordinated securities, and the right to receive cash reserve account deposits in the future, collectively referred to as “investment in retained securitization interests.” The investment in retained securitization interests was included with finance receivables in the consolidated balance sheets. The Company’s continuing involvement in the securitized U.S. retail motorcycle finance receivables was limited to its investment in retained securitization interests and servicing rights.

The investment in retained securitization interests was measured in the same manner as an investment in debt securities that is classified as available-for-sale as defined by Accounting Standards Codification (ASC) Topic 320, “Investments – Debt and Equity Securities” (ASC Topic 320). As such, the investment in retained securitization interests was recorded at fair value and periodically reviewed for impairment. Market quotes of fair value were generally not available for retained interests; therefore, HDFS estimated fair value based on the present value of future expected cash flows using HDFS’ best estimates of key assumptions for credit losses, prepayments and discount rates that, in management’s judgment, reflected the assumptions marketplace participants would use. If the fair value of the investment in retained securitization interests was less than the amortized cost, an unrealized loss existed which indicated that the investment was other-than-temporarily impaired.

HDFS retained servicing rights on the U.S. retail motorcycle finance receivables that it had sold to the securitization trust and received a servicing fee. The servicing fee paid to HDFS was considered adequate compensation for the services provided and was included in financial services revenue as earned. HDFS earned $42.0 million from contractually specified servicing fees, late fees, and ancillary fees during 2009. These fees were recorded in financial services revenue.

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

Due to the overall structure of the securitization transaction, the nature of the assets held by the securitization trust and the limited nature of its activities, the securitization trusts were considered Qualifying Special Purpose Entities (QSPEs). Accordingly, gain or loss on sale was recognized upon transfer of retail loans to a QSPE, and the assets and liabilities of the QSPEs were not consolidated in the financial statements of HDFS. See Note 8 for further discussion of HDFS’ securitization program.

As discussed in Note 8, on January 1, 2010, the Company was required to adopt new guidance regarding the consolidation of off-balance sheet QSPEs.

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $215.2 million at December 31, 2011 and $153.4 million at December 31, 2010 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment – Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings – 30 to 40 years; building equipment and land improvements – 7 to 10 years; machinery and equipment – 3 to 10 years; and software 3 to 7 years. Accelerated methods of depreciation are used for income tax purposes.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2011 and 2010, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews. See Note 5 for a discussion of the Company’s 2009 goodwill impairment.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2011	2010	2009
Balance, beginning of period	$54,134	$68,044	$64,543
Warranties issued during the period	44,092	36,785	51,336
Settlements made during the period	(55,386)	(58,067)	(74,022)
Recalls and changes to pre-existing warranty liabilities	12,154	7,372	26,187

Balance, end of period	$54,994	$54,134	$68,044

The liability for safety recall campaigns was $10.7 million, $3.2 million and $6.7 million at December 31, 2011, 2010 and 2009, respectively.

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

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2011 and 2010, all retail finance receivables are accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes doubtful and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non- accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full.

Insurance and protection product commissions as well as commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $12.2 million and $13.7 million as of December 31, 2011 and 2010, respectively.

Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of operations. Research and development expenses were $145.4 million, $136.2 million and $143.1 million for 2011, 2010 and 2009, respectively.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2011, 2010 and 2009, the Company incurred $82.3 million, $75.8 million and $80.2 million in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.

Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of operations. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2011, 2010 and 2009 was $38.2 million, $30.4 million and $17.6 million, respectively, or $24.0 million, $19.2 million and $11.0 million net of taxes, respectively.

Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

New Accounting Standards

Accounting Standards Not Yet Adopted

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement” to ensure consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company is required to adopt ASU No. 2011-04 beginning in the first quarter of 2012, and the adoption of ASU No. 2011-04 will only impact the content of the current disclosure.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company adopted the majority of ASU No. 2010-20 as of December 31, 2010 with the remainder as of January 1, 2011; please refer to Note 6 for further discussion.

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

Effects of Adoption on January 1, 2010

The Company was required to adopt the new guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010. The Company determined that the formerly unconsolidated QSPEs that HDFS utilized were VIEs, of which the Company was the primary beneficiary, and consolidated them into the Company’s financial statements beginning January 1, 2010. In accordance with ASC Topic 810, the Company measured the initial carrying values of the assets and liabilities of the VIEs by determining what those values would have been on January 1, 2010 as if the new guidance had been in effect when the Company first met the conditions as the primary beneficiary. The adoption of ASC Topic 860 resulted in a decrease to retained earnings of $40.6 million and a reduction of accumulated other comprehensive loss of $3.5 million. The Company’s VIEs are discussed in further detail in Note 7.

Financial Statement Comparability to Prior Periods

The new accounting guidance within ASC Topic 810 and ASC Topic 860 was adopted on a prospective basis. Periods prior to 2010 have not been restated and therefore will not be comparable to 2010 and 2011 as discussed below.

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

Balance Sheet Information:

Inventories, net (in thousands):

	2011	2010
Components at the lower of FIFO cost or market
Raw materials and work in process	$113,932	$100,082
Motorcycle finished goods	226,261	158,425
Parts and accessories and general merchandise	121,340	101,975

Inventory at lower of FIFO cost or market	461,533	360,482
Excess of FIFO over LIFO cost	(43,527)	(34,036)

	$418,006	$326,446

Inventory obsolescence reserves deducted from FIFO cost were $24.8 million and $34.2 million as of December 31, 2011 and 2010, respectively.

Property, plant and equipment, at cost (in thousands):

	2011	2010
Land and related improvements	$59,995	$59,613
Buildings and related improvements	466,652	477,935
Machinery and equipment	1,920,485	2,068,842
Construction in progress	158,237	165,548

	2,605,369	2,771,938
Accumulated depreciation	(1,795,910)	(1,956,826)

	$809,459	$815,112

Accrued liabilities (in thousands):

	2011	2010
Payroll, employee benefits and related expenses	$226,381	$199,408
Restructuring reserves	43,310	35,234
Warranty and recalls	54,994	54,134
Sales incentive programs	41,448	35,762
Tax-related accruals	57,706	63,115
Fair value of derivative financial instruments	5,136	20,083
Other	135,197	148,935

	$564,172	$556,671

Components of accumulated other comprehensive loss, net of tax (in thousands):

	2011	2010
Cumulative foreign currency translation adjustment	$49,935	$55,551
Unrealized net loss on derivative financial instruments	6,307	(11,912)
Unrealized net loss on marketable securities	327	(133)
Unrecognized pension and postretirement healthcare liabilities	(533,302)	(409,728)

	$(476,733)	$(366,222)

Cash Flow Information:

The reconciliation of net income (loss) to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$599,114	$146,545	$(55,116)
Income (loss) from discontinued operations	51,036	(113,124)	(125,757)

Income from continuing operations	548,078	259,669	70,641
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	180,408	255,171	246,344
Amortization of deferred loan origination costs	78,695	87,223	66,779
Amortization of financing origination fees	10,790	19,618	27,145
Provision for employee long-term benefits	59,441	79,630	80,387
Contributions to pension and postretirement plans	(219,695)	(39,391)	(233,224)
Stock compensation expense	38,192	30,431	17,576
Net change in wholesale finance receivables related to sales	(2,335)	81,527	332,167
Origination of retail finance receivables held for sale	—	—	(1,180,467)
Collections on retail finance receivables held for sale	—	—	919,201
Impairment of retained securitization interests	—	—	45,370
Lower of cost or fair market value adjustment on finance receivables held for sale	—	—	5,895
Provision for credit losses	17,031	93,118	169,206
Loss on debt extinguishment	9,608	85,247	—
Pension and postretirement healthcare plan curtailment and settlement expense	236	31,824	37,814
Goodwill and other impairments	—	—	46,411
Deferred income taxes	87,873	(17,591)	6,931
Foreign currency adjustments	10,678	(21,480)	(22,234)
Other, net	(15,807)	11,910	9,665
Changes in current assets and liabilities:
Accounts receivable, net	43,050	2,905	8,809
Finance receivables – accrued interest and other	5,027	10,083	(3,360)
Inventories	(94,957)	2,516	85,472
Accounts payable and accrued liabilities	120,291	215,013	(201,195)
Restructuring reserves	8,072	(32,477)	65,988
Derivative instruments	(2,488)	5,339	4,711
Other	3,103	3,133	2,978

Total adjustments	337,213	903,749	538,369

Net cash provided by operating activities of continuing operations	$885,291	$1,163,418	$609,010

Cash paid during the period for interest and income taxes (in thousands):

	2011	2010	2009
Interest	$251,341	$346,855	$336,453
Income taxes	$84,984	$47,084	$123,232

Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).

3.    Discontinued Operations

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

The following table summarizes the net revenue, pre-tax loss, net income (loss) and earnings (loss) per common share from discontinued operations for the following years ended December 31 (in thousands except per share amounts):

	2011	2010	2009
Revenue	$—	$48,563	$56,729
Loss before income taxes	$(407)	$(131,034)	$(165,383)
Net income (loss)	$51,036	$(113,124)	$(125,757)
Earnings (loss) per common share	$0.22	$(0.48)	$(0.54)

During 2011, the Company recognized a $51.0 million benefit on income from discontinued operations, driven by the reversal of tax amounts reserved in prior years related to the divestiture of the Company’s MV Agusta subsidiaries. The amounts had been reserved pending resolution with the IRS, which was finalized in 2011, on the tax treatment of the transaction.

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

The effective tax rate for discontinued operations during 2010 and 2009 was 13.7% and 24.0%, respectively. At December 31, 2010, the Company had a reserve of $43.5 million related to uncertain tax benefits associated with discontinued operations that was included within accrued liabilities. At December 31, 2009, the reserve related to uncertain tax benefits associated with discontinued operations amount was $26.0 million.

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

4.    Restructuring Expense and Other Impairments

2011 Restructuring Plans

In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers (2011 New Castalloy Restructuring Plan). The Company expects the transition of supply from New Castalloy to be complete by mid-2013. The decision to close New Castalloy comes as part of the Company’s overall long term strategy to develop world-class manufacturing capability throughout the Company by restructuring and consolidating operations for greater competitiveness, efficiency and flexibility. In connection with this decision, the Company will reduce its workforce by approximately 200 employees by mid-2013.

Under the 2011 New Castalloy Restructuring Plan restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur about $30 million in restructuring charges related to the transition through 2012. Approximately 35 percent of the $30 million will be non-cash charges. During 2011, the Company recorded a $9.4 million restructuring charge related to the 2011 New Castalloy Restructuring Plan.

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

After taking actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan), the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the existing contract.

Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $15 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. During 2011, the Company recorded an $8.8 million restructuring charge related to the 2011 Kansas City Restructuring Plan.

The following table summarizes the Motorcycle Segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the year ended December 31 (in thousands):

	2011
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total

Restructuring expense	8,447	342	8,789	8,428	656	305	9,389	18,178
Utilized – cash	(4,088)	(342)	(4,430)	—	—	—	—	(4,430)
Utilized – noncash	(236)	—	(236)	—	(656)	—	(656)	(892)

Balance, end of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856

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

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $67 million in restructuring expenses related to the new contracts through 2012, of which approximately 42% are expected to be non-cash. On a cumulative basis, the Company has incurred $57.0 million of restructuring and impairment expense under the 2010 Restructuring Plan as of December 31, 2011, of which $12.6 million was incurred during the year ended December 31, 2011.

The following table summarizes the Motorcycle Segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2011	2010
	Employee Severance and Termination Costs	Employee Severance and Termination Costs

Balance, beginning of period	$8,652	$—
Restructuring expense	12,575	44,383
Utilized – cash	(866)	(7,557)
Utilized – noncash	—	(28,174)

Balance, end of period	$20,361	$8,652

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

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $388 million to $408 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $380.6 million of restructuring and impairment expense under the 2009 Restructuring Plan as of December 31, 2011, of which $37.2 million was incurred during the year ended December 31, 2011. Approximately 3,600 employees have left the Company under the 2009 Restructuring Plan as of December 31, 2011.

The following tables summarize the Company’s 2009 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2011
	Motorcycles & Related Products					Financial Services			Consolidated
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Total
Balance, beginning of period	$23,818	$—	$—	$2,764	$26,582	$—	$—	$—	$26,582
Restructuring expense	5,062	—	—	34,470	39,532	—	—	—	39,532
Utilized – cash	(16,498)	—	—	(37,234)	(53,732)	—	—	—	(53,732)
Utilized – noncash	—	—	—	—	—	—	—	—	—
Noncash reserve release	(2,293)				(2,293)				(2,293)

Balance, end of period	$10,089	$—	$—	$—	$10,089	$—	$—	$—	$10,089

	2010
	Motorcycles & Related Products					Financial Services			Consolidated
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Balance, beginning of period	$36,070	$—	$—	$31,422	$67,492	$219	$—	$219	$67,711
Restructuring expense	31,119	47,923	—	40,083	119,125	—	—	—	119,125
Utilized – cash	(44,394)	—	—	(61,514)	(105,908)	(44)	—	(44)	(105,952)
Utilized – noncash	1,023	(47,923)	—	(3,406)	(50,306)	(175)	—	(175)	(50,481)
Noncash reserve release	—	—	—	(3,821)	(3,821)	—	—	—	(3,821)

Balance, end of period	$23,818	$—	$—	$2,764	$26,582	$—	$—	$—	$26,582

	2009
	Motorcycles & Related Products					Financial Services			Consolidated
	Employee Severance and Termination Costs	Accelerated Depreciation	Asset Impairment	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Restructuring expense	$103,769	$26,905	$18,024	$72,278	$220,976	$1,679	$1,623	$3,302	$224,278
Utilized – cash	(29,885)	—	—	(40,856)	(70,741)	(1,460)	(1,197)	(2,657)	(73,398)
Utilized – noncash	(37,814)	(26,905)	(18,024)	—	(82,743)	—	(426)	(426)	(83,169)

Balance, end of period	$36,070	$—	$—	$31,422	$67,492	$219	$—	$219	$67,711

Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the fourth quarter of 2011, the Company released $2.3 million of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred. In addition, the Company released $3.8 million of its 2009 Restructuring Plan reserve related to exiting the Buell product line during the fourth quarter of 2010, as these costs are no longer expected to be incurred.

5.    Goodwill

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reporting segments for the following years ended December 31(in thousands):

	Motorcycles	Financial Services	Total

Balance, December 31, 2008	$31,291	$28,840	$60,131
Impairment	—	(28,387)	(28,387)
Currency translation	609	—	609
Other	(500)	(453)	(953)

Balance, December 31, 2009	$31,400	$—	$31,400
Currency translation	(1,810)	—	(1,810)

Balance, December 31, 2010	$29,590	$—	$29,590
Currency translation	(509)	—	(509)

Balance, December 31, 2011	$29,081	$—	$29,081

As a result of the Company’s lower retail sales volume projections and the decline in operating performance at HDFS during 2009 due to significant write-downs of its loan portfolio and investment in retained securitization interests, the Company performed an impairment test of the goodwill balance associated with HDFS as of June 28, 2009. The results of the impairment test indicated the current fair value of HDFS at that time had declined below its carrying value and as such the Company recorded a goodwill impairment charge of $28.4 million during 2009.

6.    Finance Receivables

Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2011	2010	2009	2008	2007
Wholesale
United States	$778,320	$735,481	$787,891	$1,074,377	$1,132,748
Europe	—	—	—	—	86,947
Canada	46,320	78,516	82,110	89,859	108,756

Total wholesale	824,640	813,997	870,001	1,164,236	1,328,451
Retail
United States	4,858,781	5,126,699	3,835,235	514,637	485,579
Canada	228,709	250,462	256,658	226,084	228,850

Total retail	5,087,490	5,377,161	4,091,893	740,721	714,429

	5,912,130	6,191,158	4,961,894	1,904,957	2,042,880
Allowance for credit losses	(125,449)	(173,589)	(150,082)	(40,068)	(30,295)

	5,786,681	6,017,569	4,811,812	1,864,889	2,012,585
Investment in retained securitization interests	—	—	245,350	330,674	407,742

	$5,786,681	$6,017,569	$5,057,162	$2,195,563	$2,420,327

Finance receivables held for sale at December 31 for the past five years were as follows (in thousands):

	2011	2010	2009	2008	2007
Retail
United States	$—	$—	$—	$2,443,965	$781,280

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

At December 31, 2011 and 2010, unused lines of credit extended to HDFS’ wholesale finance customers totaled $909.9 million and $1.04 billion, respectively. Approved but unfunded retail finance loans totaled $139.3 million and $96.5 million at December 31, 2011 and 2010, respectively.

HDFS provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and installment loans. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2011 and 2010, approximately 11% of gross outstanding finance receivables were originated in Texas.

During the second quarter of 2009, the Company reclassified $3.14 billion of finance receivables held for sale at the lower of cost or fair value to finance receivables held for investment due to the Company’s intent to structure subsequent securitization transactions in a manner that did not qualify for accounting sale treatment under prior U.S. GAAP. As a result of the reclassification, the Company recorded a $72.7 million increase to the allowance for credit losses during the second quarter of 2009 in order to establish the initial reserve for the reclassified receivables. Included in finance receivables held for sale at December 31, 2008 is a lower of cost or market adjustment of $31.7 million. At December 31, 2011 and 2010, the Company’s Consolidated Balance Sheet included finance receivables, net of $2.86 billion and $3.38 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 8.

HDFS has cross-border outstandings in Canada which total $88.4 million, $88.7 million and $77.1 million as of December 31, 2011, 2010 and 2009, respectively.

Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent Harley-Davidson dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2011, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2012	$1,701,602	$89,131	$1,790,733
2013	1,005,315	46,158	1,051,473
2014	1,136,485	51,471	1,187,956
2015	1,284,797	57,395	1,342,192
2015	395,711	30,874	426,585
Thereafter	113,191	—	113,191

Total	$5,637,101	$275,029	$5,912,130

As of December 31, 2011, all finance receivables due after one year were at fixed interest rates.

The allowance for finance credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for finance credit losses	23,054	(6,023)	17,031
Charge-offs	(118,993)	(503)	(119,496)
Recoveries	54,260	65	54,325

Balance, end of period(1)	$116,112	$9,337	$125,449

(1)	Included in the $116.1 million retail allowance for credit losses on finance receivables is $66.0 million related to finance receivables held by VIEs.

Changes in the allowance for finance credit losses on finance receivables for the years ended December 31 were as follows (in thousands):

	2010	2009
Balance, beginning of period	$150,082	$40,068
Allowance related to newly consolidated finance receivables(1)	49,424	—
Provision for finance credit losses	93,118	169,206
Charge-offs, net of recoveries	(119,035)	(59,192)

Balance, end of period	$173,589	$150,082

(1)	As part of the required consolidation of formerly off balance-sheet securitization trusts, the Company consolidated a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, at December 31, were as follows (in thousands):

	2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	116,112	9,337	125,449

Total allowance for credit losses	$116,112	$9,337	$125,449

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,087,490	824,640	5,912,130

Total finance receivables	$5,087,490	$824,640	$5,912,130

	2010
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$3,566	$3,566
Collectively evaluated for impairment	157,791	12,232	170,023

Total allowance for credit losses	$157,791	$15,798	$173,589

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$5,423	$5,423
Collectively evaluated for impairment	5,377,161	808,574	6,185,735

Total finance receivables	$5,377,161	$813,997	$6,191,158

Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. A specific allowance is established for wholesale finance receivables determined to be individually impaired in accordance with the applicable accounting standards when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreements. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate and the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. At December 31, 2011, there are no wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables”. Additional information related to the wholesale finance receivables individually deemed to be impaired under ASC Topic 310 at December 31 includes (in thousands):

	2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	5,423	5,358	3,566	5,577	—

Total impaired wholesale finance receivables	$5,423	$5,358	$3,566	$5,577	$—

Retail finance receivables accrue interest until either collected or charged-off. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. At December 31, 2011, there were no wholesale finance receivables on non-accrual status. The recorded investment of non-accrual status wholesale finance receivables at December 31, 2010 was $5.4 million.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables, at December 31 were as follows (in thousands):

	2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,915,711	$107,373	$36,937	$27,469	$171,779	$5,087,490
Wholesale	822,610	777	344	909	2,030	824,640

Total	$5,738,321	$108,150	$37,281	$28,378	$173,809	$5,912,130

	2010
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,144,910	$147,564	$50,550	$34,137	$232,251	$5,377,161
Wholesale	809,058	2,178	934	1,827	4,939	813,997

Total	$5,953,968	$149,742	$51,484	$35,964	$237,190	$6,191,158

The recorded investment of retail and wholesale finance receivables, which excludes non-accrual status finance receivables and are contractually past due 90 days or more at December 31 for the past five years were as follows (in thousands):

	2011	2010	2009	2008	2007
United States	$27,171	$34,391	$24,629	$23,678	$6,205
Canada	1,207	1,351	2,161	1,275	1,759
Europe	—	—	—	—	386

Total	$28,378	$35,742	$26,790	$24,953	$8,350

At December 31, 2011, all finance receivables contractually past due 90 days or more are accruing interest. Included in the $35.7 million of finance receivables which are accruing interest and are contractually past due 90 or more days at December 31, 2010 are $34.1 million of retail finance receivables and $1.6 million of wholesale finance receivables.

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

The recorded investment of retail finance receivables, by credit quality indicator, at December 31 were as follows (in thousands):

	2011	2010
Prime	$4,097,048	$4,303,050
Sub-prime	990,442	1,074,111

Total	$5,087,490	$5,377,161

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 were as follows (in thousands):

	2011	2010
Doubtful	$13,048	$23,570
Substandard	5,052	7,139
Special Mention	14,361	18,330
Medium risk	3,032	16,766
Low risk	789,147	748,192

Total	$824,640	$813,997

7.    Asset-Backed Financing

Term Asset-Backed Securitization VIEs

The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables.

In 2011, 2010 and 2009, HDFS transferred $1.21 billion, $670.8 million and $3.08 billion, respectively, of U.S. retail motorcycle finance receivables to seven separate SPEs. The SPEs in turn issued the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount	Weighted-Average Rate at Date of Issuance	Maturity Date
November 2011	$513,300	0.88%	November 2012 - February 2018
August 2011	$573,380	0.76%	September 2012 - August 2017
November 2010	$600,000	1.05%	December 2011 - April 2018
December 2009	$562,499	1.55%	December 2010 - June 2017
October 2009	$700,000	1.16%	October 2010 - April 2017
July 2009	$700,000	2.11%	July 2010 - February 2017
May 2009	$500,000	2.77%	May 2010 - January 2017

As discussed in Note 1, the Company adopted new accounting guidance within ASC Topic 810 and ASC Topic 860 as of January 1, 2010 that ultimately required the Company to consolidate its formerly off-balance sheet QSPEs. As a result, the following secured notes, which were issued by the former QSPEs, are included in the Company’s condensed consolidated balance sheets at December 31, 2011 (in thousands):

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

The following table presents the assets and liabilities of the consolidated term asset-backed securitization SPEs at December 31 (in thousands):

	2011	2010
Assets:
Finance receivables	$2,916,219	$3,458,274
Allowance for credit losses	(65,735)	(102,967)
Restricted cash	228,776	287,336
Other assets	6,772	11,630

Total assets	$3,086,032	$3,654,273

Liabilities
Term asset-backed securitization debt	2,087,346	2,755,234

For the year ended December 31, 2011 and 2010, the SPEs recorded interest expense on the secured notes of $60.2 million and $106.3 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding term asset-backed securitization transactions was 1.96% and 3.11% at December 31, 2011 and 2010, respectively.

Asset-Backed Commercial Paper Conduit Facility VIE

On September 9, 2011, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility which provides for a total aggregate commitment of up to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. The amended agreement has similar terms as the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 7, 2012.

The following table presents the assets of the consolidated asset-backed commercial paper conduit facility SPEs at December 31 (in thousands):

	2011	2010
Finance receivables	$13,455	$28,907
Allowance for credit losses	(302)	(859)
Restricted cash	879	1,626
Other assets	449	937

Total assets	$14,481	$30,611

The SPE had no borrowings outstanding under the conduit facility at December 31, 2011 or 2010; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.

For the years ended December 31, 2011 and 2010, the SPE recorded interest expense of $1.5 million and $9.3 million, respectively, related to the unused portion of the total aggregate commitment of $600.0 million. Interest expense on the conduit facility is included in financial services interest expense. There was no weighted average interest rate at December 31, 2011 or 2010 as HDFS had no outstanding borrowings under the conduit facility during 2011 or 2010.

8.    Off-Balance Sheet Finance Receivable Securitization Transactions

The following disclosures apply to the Company’s term asset-backed securitization activities prior to 2009, when pre-2009 term asset-backed securitization transactions utilized off-balance sheet QSPEs that qualified for accounting sale treatment under prior U.S. GAAP. During 2009, the FASB issued new accounting guidance within ASC Topic 810 and ASC Topic 860 which ultimately required the Company to consolidate these formerly off-balance sheet QSPEs.

Prior to 2009, the Company sold retail motorcycle finance receivables through securitization transactions utilizing QSPEs. As part of these transactions, the Company retained an interest in excess cash flows, subordinated securities and cash reserve account deposits, collectively referred to as investment in retained securitization interests (a component of finance receivables in the Company’s Consolidated Balance Sheets). The investment in retained securitization interests was recorded at fair value. Key assumptions in the valuation of the investment in retained securitization interests and in calculating the gain or loss on current year securitizations were credit losses, prepayments and discount rate.

On March 30, 2009, the Company adopted new guidance codified within ASC Topic 320 “Investments-Debt and Equity Securities” regarding the recognition and presentation of other-than-temporary impairments. In accordance with this guidance, if management has no intent to sell the other-than-temporarily impaired investment and it is more likely than not that it will not be required to sell, only the credit loss component of the impairment is recognized in earnings, while the rest of the impairment is recognized as an unrealized loss in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining life of the investment as projected using assumptions for credit losses, prepayments and discounts rates as discussed below.

During the nine months from the date of adoption to December 31, 2009, the Company recorded other-than-temporary impairments related to its investment in retained securitization interests. The impairments were due to higher actual and anticipated credit losses partially offset by a slowing in actual and expected prepayment speeds on certain securitization portfolios. As prescribed by the new guidance within ASC Topic 320, the Company recognized the credit component of the other-than-temporary impairment in earnings and the non-credit component in other comprehensive income as the Company did not intend to sell the investment and it was more likely than not that the Company would not be required to sell it prior to recovery of its cost basis. The components of the impairment were as follows for the nine months ended December 31 (in thousands):

2009
Total other-than-temporary impairment losses	$22,240
Portion of loss reclassified from other comprehensive income	6,000

Net impairment losses recognized in earnings	$28,240

The following activity only applied to other-than-temporary impairments on investment in retained securitization interests for which a component of the impairment was recognized in earnings and a component was recognized in other comprehensive income. The total credit component of other-than-temporary impairments recognized in earnings for all investment in retained securitization interests held as of December 31, 2009 was as follows for the nine months ended December 31 (in thousands):

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

Expected cumulative net credit losses were a key assumption in the valuation of the investment in retained securitization interests. As of December 31, 2009, weighted-average expected net credit losses for all active securitizations were 5.70%. The table below summarizes, as of December 31, 2009, expected weighted-average cumulative net credit losses by year of securitization, expressed as a percentage of the original balance of loans securitized for all securitizations completed during the years noted.

Expected weighted-average cumulative net credit losses (%) as of :	2008	2007	2006
December 31, 2009	5.75%	6.12%	5.32%

The following table provides information regarding certain cash flows received from and paid to all motorcycle loan securitization trusts during the year ended December 31 (in thousands):

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31 (in thousands):

	2011		2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,526,950	$1,526,950	$1,021,933	$1,021,933
Marketable securities	$153,380	$153,380	$140,118	$140,118
Accounts receivable, net	$219,039	$219,039	$262,382	$262,382
Derivatives	$16,443	$16,443	$37	$37
Finance receivables, net	$5,888,040	$5,786,681	$6,120,682	$6,017,569
Restricted cash held by variable interest entities	$229,655	$229,655	$288,887	$288,887

Liabilities:
Accounts payable	$255,713	$255,713	$225,346	$225,346
Derivatives	$5,136	$5,136	$20,083	$20,083
Unsecured commercial paper	$874,286	$874,286	$582,572	$582,572
Credit facilities	$159,794	$159,794	$213,772	$213,772
Medium-term notes	$2,561,458	$2,298,193	$2,018,429	$1,897,778
Senior unsecured notes	$376,513	$303,000	$395,384	$303,000
Term asset-backed securitization debt	$2,099,060	$2,087,346	$2,805,954	$2,755,234

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

Finance Receivables, Net – Finance receivables, net includes finance receivables, net and restricted finance receivables held by VIEs, net. Retail and wholesale finance receivables are recorded in the financial statements at historical cost less an allowance for finance credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. The historical cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.

Derivatives – Interest rate swaps and foreign currency exchange contracts are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves. The fair value of foreign currency exchange contracts is determined using publicly quoted spot and forward prices.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under credit facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of unsecured commercial paper approximates fair value due to its short maturity.

The fair values of the medium-term notes are estimated based upon rates currently available for debt with similar terms and maturities.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	Balance as of 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents	$1,302,367	$1,302,367	$—	$—
Marketable securities	153,380	—	153,380	—
Derivatives	16,443	—	16,443	—

	$1,472,190	$1,302,367	$169,823	$—

Liabilities:
Derivatives	$5,136	$—	$5,136	$—

	Balance as of 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents	$763,885	$763,885	$—	$—
Marketable securities	140,118	89,887	50,231	—
Derivatives	37	—	37	—

	$904,040	$853,772	$50,268	$—

Liabilities:
Derivatives	$20,083	$—	$20,083	$—

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. In addition, HDFS utilized interest rate swaps with its medium-term notes which matured in December 2010; however, the impact was to convert from a fixed rate basis to a floating rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction as well as its third quarter 2007 term asset-backed securitization transaction. These derivatives, which hedge assets held by VIEs, did not qualify for hedge accounting treatment. During 2011, the derivative contracts related to the 2008 term asset-backed securitization transaction expired. The derivative contracts related to the 2007 term asset-backed securitization expired during 2010. Additionally, to facilitate asset-backed commercial paper conduit facility agreements that the Company entered into April 2009, HDFS entered into derivative contracts which did not qualify for hedge accounting treatment. These derivative contracts were terminated in 2010.

The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2011			2010
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$306,450	$16,443	$1,852	$270,931	$—	$12,369
Natural gas contracts(c)	3,915	—	265	1,704	—	246
Interest rate swaps – unsecured commercial paper(c)	102,100	—	3,020	135,100	—	7,431
Interest rate swaps – medium-term notes(d)	—	—	—	—	—	—

Total	$412,465	$16,443	$5,137	$407,735	$—	$20,046

	2011			2010
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Derivatives – securitization transactions	$—	$—	$—	$38,113	$37	$37
Derivatives – conduit facility	—	—	—	—	—	—

	$—	$—	$—	$38,113	$37	$37

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge
(d)	Derivative designated as a fair value hedge

The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
Cash Flow Hedges	2011	2010	2009
Foreign currency contracts	$(304)	$(6,896)	$(4,402)
Natural gas contracts	(558)	(1,164)	(1,329)
Interest rate swaps – unsecured commercial paper	(662)	(4,318)	(1,299)
Interest rate swaps – conduit facility	—	—	(1,447)

Total	$(1,524)	$(12,378)	$(8,477)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
Cash Flow Hedges	2011	2010	2009	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$(24,746)	$(312)	$13,520	$(13,172)
Natural gas contracts(a)	(539)	(867)	(2,713)	265
Interest rate swaps – unsecured commercial paper(b)	(5,103)	(6,466)	(8,817)	(2,680)
Interest rate swaps – conduit facility(b)	—	—	(6,452)	—

Total	$(30,388)	$(7,645)	$(4,462)	$(15,587)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the years ended December 31, 2011 and 2010, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses for the years ended December 31 related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of (Loss) Recognized in Income on Derivative
Fair Value Hedges	2011	2010	2009
Interest rate swaps – medium-term notes(a)	$—	$(6,072)	$(3,626)

(a)	Gain/(loss) recognized in income is included in financial services interest expense.

	Amount of Gain Recognized in Income on Hedged Debt
Fair Value Hedges	2011	2010	2009
Interest rate swaps – medium-term notes(a)	$—	$6,072	$3,626

(a)	Gain/(loss) recognized in income is included in financial services interest expense.

The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2011	2010	2009
Derivatives – securitization transactions(a)	$—	$(8)	$1,177
Derivatives – conduit facility(a)	—	(6,343)	(2,101)

	$—	$(6,351)	$(924)

(a)	Gain/(loss) recognized in income is included in financial services revenue.

12.    Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income for the years ended December 31 (in thousands):

	2011		2010		2009
Net income (loss)		$599,114		$146,545		$(55,116)
Other comprehensive income, net of tax:
Foreign currency translation adjustment		(5,616)		9,449		30,932
Investment in retained securitization interest:
Unrealized net gains (losses) arising during the period	—		—		9,760
Less: net losses reclassified into net income	—	—	—	—	(3,840)	13,600

Derivative financial instruments:
Unrealized net losses arising during period	(966)		(7,852)		(4,242)
Less: net losses reclassified into net income	(19,185)	18,219	(4,880)	(2,972)	(3,003)	(1,239)

Marketable securities
Unrealized gains (losses) on marketable securities	460		(133)		—
Less: net losses reclassified into net income	—	460	—	(133)	—	—

Pension and postretirement healthcare plans:
Amortization of net prior service cost	(564)		925		2,679
Amortization of actuarial loss	23,584		20,944		11,761
Pension and postretirement healthcare funded status adjustment	(146,768)		18,431		37,504
Less: actuarial loss reclassified into net income due to settlement	(173)		(2,942)		(884)
Less: net prior service credit (cost) reclassified into net (loss) income due to curtailment	(1)	(123,574)	1,393	41,849	(22,920)	75,748

Comprehensive income		$488,603		$194,738		$63,925

13.    Debt

Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2011	2010
Unsecured commercial paper	$838,486	$480,472

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2011	2010
Unsecured commercial paper	$35,800	$102,100
Bank borrowings
Credit facilities	159,794	213,772
Secured debt
Term asset-backed securitization debt	2,087,346	2,755,234
Unsecured notes
5.25% Medium-term notes due in 2012 ($400.0 million par value)	399,916	399,825
5.75% Medium-term notes due in 2014 ($500.0 million par value)	499,544	499,383
3.75% Medium-term notes due in 2016 ($450.0 million par value)	449,775	—
6.80% Medium-term notes due in 2018 ($950.1 million par value)	948,958	998,570
15.00% senior unsecured notes due in 2014 ($600.0 million par value)	303,000	303,000

Gross long-term debt	4,884,133	5,271,884
Less: current portion of long-term debt	(1,040,247)	(751,293)

Long-term debt	$3,843,886	$4,520,591

The Company has classified $195.6 million and $315.9 million related to its unsecured commercial paper and its Global Credit Facilities as long-term debt as of December 31, 2011 and 2010, respectively. This amount has been excluded from current liabilities because it is supported by the Global Credit Facilities and is expected to remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 1.05% and 1.38% at December 31, 2011 and 2010, respectively. The December 31, 2011 and 2010 weighted-average interest rates include the impact of interest rate swap agreements.

On April 28, 2011, the Company and HDFS entered into a new $675.0 million four-year credit facility to refinance and replace a $675.0 million 364-day credit facility that matured in April 2011. The new four-year credit facility matures in April 2015. The Company and HDFS also have a $675.0 million three-year credit facility which matures in April 2013. The new-four year credit facility and the three-year credit facility agreement (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

On September 9, 2011, the Company amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. At December 31, 2011 and 2010, HDFS had no outstanding borrowings under the conduit facility. Refer to Note 7 for further discussion on the asset backed conduit facility.

As discussed in Note 7, during 2011, the Company issued $1.09 billion of secured notes through two term asset-backed securitization transactions. During 2010, the Company issued $600.0 million of secured notes through one term asset-backed securitization transaction. The term-asset backed securitization transactions are further discussed in Note 7.

HDFS’ medium-term notes (collectively the Notes) provide for semi-annual interest payments and principal due at maturity. During 2011, HDFS repurchased an aggregate $49.9 million of its $1.0 billion, 6.8% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense a $9.6 million loss on extinguishment of debt, which included unamortized discounts and fees. During December 2010, the $200.0 million, 5.00% medium-term note matured, and the principal and accrued interest was paid in full. Unamortized discounts on the Notes reduced the balance by $1.9 million and $2.2 million at December 31, 2011 and 2010, respectively.

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

HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million at market rates of interest. As of December 31, 2011 and 2010, HDFS had no borrowings owed to the Company under the revolving credit agreement.

HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities and various operating covenants under the Notes and the asset-backed commercial paper conduit facility. The more significant covenants are described below.

The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in a merger, consolidation, liquidation or dissolution; and

•	purchase or hold margin stock.

Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of 2.25 to 1.0 for each fiscal quarter ended through June 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes, asset-backed commercial paper conduit facility or the Company’s senior unsecured notes.

At December 31, 2011 and 2010, HDFS and the Company remained in compliance with all of these covenants.

14.    Income Taxes

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$135,232	$138,221	$94,984
State	12,177	6,919	5,201
Foreign	5,776	4,486	1,395

	153,185	149,626	101,580
Deferred:
Federal	104,723	(18,428)	(10,665)
State	(12,201)	(1,361)	22,690
Foreign	(1,121)	963	(5,586)

	91,401	(18,826)	6,439

Total	$244,586	$130,800	$108,019

The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Domestic	$782,896	$377,416	$185,435
Foreign	9,768	13,053	(6,775)

	$792,664	$390,469	$178,660

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2011	2010	2009
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	1.0	2.7
Domestic manufacturing deduction	(1.8)	(3.2)	—
Research and development credit	(0.6)	(1.0)	(1.7)
Unrecognized tax benefits including interest and penalties	(1.1)	(0.2)	2.3
Valuation allowance adjustments	(2.0)	0.7	12.4
Goodwill impairment	—	—	5.6
Medicare Part D	—	3.4	—
Tax audit settlements	(1.1)	(0.4)	3.6
Investments in low-income housing partnerships	—	0.6	2.6
Adjustments for previously accrued taxes	0.3	(2.8)	0.5
Other	0.6	0.4	(2.5)

Provision for income taxes	30.9%	33.5%	60.5%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2011	2010
Deferred tax assets:
Accruals not yet tax deductible	$123,514	$122,211
Pension and postretirement benefit plan obligations	219,071	201,206
Stock compensation	32,486	29,156
Net operating loss carryforward	28,914	27,048
Valuation allowance	(14,914)	(27,048)
Other, net	49,253	58,278

	438,324	410,851
Deferred tax liabilities:
Depreciation, tax in excess of book	(77,787)	(34,841)
Other	(25,767)	(15,610)

	(103,554)	(50,451)

Total	$334,770	$360,400

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

At December 31, 2011, the Company had approximately $431.7 million state net operating loss carry-forwards expiring in 2031. At December 31, 2011 the Company also had Wisconsin research and development credit carryforwards of $9.2 million expiring in 2026. The Company had a deferred tax asset of $28.2 million as of December 31, 2011 for the benefit of these losses and credits. A valuation allowance of $14.2 million has been established against the deferred tax asset. A change in Wisconsin state tax law in the third quarter of 2011 provided for the ability to release a portion of the previous valuation of Wisconsin losses.

At December 31, 2011, the Company had $2.0 million federal capital loss carryforwards expiring between 2012 and 2013. The Company had a deferred tax asset of $0.7 million as of December 31, 2011 for the benefit of these losses. A valuation allowance of $0.7 million has been established against the deferred tax asset for these losses.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2011	2010
Unrecognized tax benefits, beginning of period	$69,805	$77,846
Increase in unrecognized tax benefits for tax positions taken in a prior period	13,745	5,927
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(21,574)	(10,223)
Increase in unrecognized tax benefits for tax positions taken in the current period	3,036	4,448
Statute lapses	(2,249)	(647)
Settlements with taxing authorities	(5,626)	(7,546)

Unrecognized tax benefits, end of period	$57,137	$69,805

The amount of unrecognized tax benefits as of December 31, 2011 that, if recognized, would affect the effective tax rate was $40.6 million.

The total gross amount of income related to interest and penalties associated with unrecognized tax benefits recognized during 2011 in the Company’s Consolidated Statements of Operations was $1.8 million due to favorable settlements and statute lapses.

The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2011 in the Company’s Consolidated Balance Sheets was $24.3 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ended December 31, 2012. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Obligations and Funded Status:

The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2011 and 2010 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, beginning of period	$1,390,374	$1,284,722	$378,341	$377,283
Service cost	37,341	42,889	7,630	9,957
Interest cost	80,805	77,996	19,644	20,774
Plan amendments	—	1,855	—	(22,282)
Actuarial losses (gains)	127,259	46,035	(1,364)	(231)
Plan participant contributions	3,441	3,840	1,527	1,431
Early Retirement Reinsurance Program Proceeds	—	—	2,249	—
Benefits paid, net of Medicare Part D subsidy	(68,525)	(81,188)	(27,402)	(23,729)
Net curtailments and settlements	235	14,225	—	15,138

Benefit obligation, end of period	1,570,930	1,390,374	380,625	378,341

Change in plan assets:
Fair value of plan assets, beginning of period	1,105,487	1,026,124	121,064	109,143
Actual return on plan assets	8,129	136,711	820	15,151
Company contributions	205,383	20,000	14,111	19,957
Plan participant contributions	3,441	3,840	1,527	1,431
Benefits paid	(68,524)	(81,188)	(28,362)	(24,618)

Fair value of plan assets, end of period	1,253,916	1,105,487	109,160	121,064

Funded status of the plans, December 31	$(317,014)	$(284,887)	$(271,465)	$(257,277)

Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (other current liabilities)	$(14,531)	$(2,802)	$(2,883)	$(2,515)
Accrued benefit liability (other long-term liabilities)	(302,483)	(282,085)	(268,582)	(254,762)

Net amount recognized	$(317,014)	$(284,887)	$(271,465)	$(257,277)

Benefit Costs:

Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$37,341	$42,889	$47,308	$7,630	$9,957	$11,390
Interest cost	80,805	77,996	74,578	19,644	20,774	22,449
Expected return on plan assets	(106,612)	(97,376)	(86,225)	(9,386)	(9,781)	(11,175)
Amortization of unrecognized:
Prior service cost (credit)	2,981	4,383	5,553	(3,878)	(2,914)	(1,299)
Net loss	30,266	23,872	12,755	7,192	9,394	5,924
Net curtailment loss	236	15,508	29,390	—	11,643	7,014
Settlement loss	274	4,673	1,411	—	—	—

Net periodic benefit cost	$45,291	$71,945	$84,770	$21,202	$39,073	$34,303

The 2010 and 2009 restructuring actions discussed in Note 5 resulted in the pension and postretirement healthcare plan net curtailment losses noted in the table above and were included in restructuring expense in the consolidated income statement.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2011 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$5,352	$(18,348)	$(12,996)
Net actuarial loss	462,004	83,994	545,998

	$467,356	$65,646	$533,002

Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2012 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$1,862	$(2,426)	$(564)
Net actuarial loss	27,623	4,672	32,295

	$29,485	$2,246	$31,731

Assumptions:

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2011	2010	2009	2011	2010	2009
Assumptions for benefit obligations:
Discount rate	5.30%	5.79%	6.00%	4.90%	5.28%	5.65%
Rate of compensation	3.49%	3.49%	3.66%	n/a	n/a	n/a

Assumptions for net periodic benefit cost:
Discount rate	5.79%	6.00%	6.10%	5.28%	5.65%	6.10%
Expected return on plan assets	8.00%	8.25%	8.25%	8.00%	8.25%	8.25%
Rate of compensation increase	3.49%	3.66%	3.64%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:

Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.46 billion and $1.31 billion as of December 31, 2011 and 2010, respectively.

The following table summarizes information related to Company pension plans with a PBO in excess of the fair value of plan assets at December 31 (in millions):

	2011	2010
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$1,530.0	$1,351.6
Fair value of plan assets	$1,253.9	$1,105.5
Number of plans	4	4

The following table summarizes information related to Company pension plans with an ABO in excess of the fair value of plan assets at December 31 (in millions):

	2011	2010
Pension plans with ABOs in excess of fair value of plan assets:
ABO	$1,436.8	$1,280.8
Fair value of plan assets	$1,253.9	$1,105.5
Number of plans	4	4

The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $41.0 million and $27.4 million, respectively, as of December 31, 2011 and $38.7 million and $27.6 million, respectively, as of December 31, 2010.

Plan Assets:

The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was approximately 70% equity and 30% fixed-income. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and alternative investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 10.

The fair values of the Company’s pension plan assets as of December 31, 2011 are as follows (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$48,286	$—	$48,286	$—
Equity holdings:
U.S. companies	533,030	529,630	3,400	—
Foreign companies	55,555	55,555	—	—
Harley-Davidson common stock	49,505	49,505	—	—
Pooled equity funds	166,460	166,460	—	—
Limited partnership interests	40,016	—	—	40,016
Other	2,111	—	—	2,111

Total equity holdings	846,677	801,150	3,400	42,127
Fixed-income holdings:
U.S. Treasuries	50,715	50,715	—	—
Federal agencies	51,290	—	51,290	—
Corporate bonds	77,295	—	77,295	—
Pooled fixed income funds	172,968	172,968	—	—
Foreign bonds	6,312	—	6,312	—
Municipal bonds	373	—	373	—

Total fixed-income holdings	358,953	223,683	135,270	—

Total pension plan assets	$1,253,916	$1,024,833	$186,956	$42,127

Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $49.5 million at December 31, 2011.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011 (in thousands):

	Total	Limited Partnership Interests	Other
Balance, beginning of period	$42,632	$40,421	$2,211
Actual return on plan assets:
Relating to assets still held at the reporting date	(2,888)	(3,018)	130
Purchases, sales and settlements	2,383	2,613	(230)

Balance, end of period	$42,127	$40,016	$2,111

The fair values of the Company’s postretirement healthcare plan assets, which did not contain any Level 3 assets, as of December 31, 2011, are as follows (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,858	$—	$1,858
Equity holdings:
U.S. companies	79,544	79,091	453
Foreign companies	10,365	10,365	—

Total equity holdings	89,909	89,456	453
Fixed-income holdings:
U.S. Treasuries	7,237	7,237	—
Federal agencies	4,172	—	4,172
Corporate bonds	5,537	—	5,537
Foreign bonds	307	—	307
Municipal bonds	140	—	140

Total fixed-income holdings	17,393	7,237	10,156

Total postretirement healthcare plan assets	$109,160	$96,693	$12,467

The fair values of the Company’s pension plan assets as of December 31, 2010 are as follows (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$29,402	$—	$29,402	$—
Equity holdings:
U.S. companies	509,976	508,304	1,672	—
Foreign companies	56,133	56,133	—	—
Harley-Davidson common stock	44,155	44,155	—	—
Pooled equity funds	136,693	136,693	—	—
Limited partnership interests	40,421	—	—	40,421
Other	2,211	—	—	2,211

Total equity holdings	789,589	745,285	1,672	42,632
Fixed-income holdings:
U.S. Treasuries	35,239	35,239	—	—
Federal agencies	48,166	—	48,166	—
Corporate bonds	86,783	—	86,783	—
Pooled fixed income funds	107,084	107,084	—	—
Foreign bonds	8,853	—	8,853	—
Municipal bonds	371	—	371	—

Total fixed-income holdings	286,496	142,323	144,173	—

Total pension plan assets	$1,105,487	$887,608	$175,247	$42,632

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

No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2012.

For 2012, the Company’s overall expected long-term rate of return on assets is 7.8%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.

Postretirement Healthcare Cost:

The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2011	2010
Healthcare cost trend rate for next year	8.5%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2011	$906	$(879)
Accumulated benefit obligation as of December 31, 2011	$14,225	$(13,231)

Future Contributions and Benefit Payments:

In January 2012, the Company contributed $200.0 million to further fund its qualified pension plans. As a result, no additional pension plan contributions are required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans in 2012.

The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2012	$66,118	$14,531	$30,239	$1,187
2013	$66,232	$2,096	$31,666	$1,390
2014	$67,171	$3,042	$32,192	$1,594
2015	$68,654	$1,529	$32,052	$1,788
2016	$70,532	$1,711	$31,629	$2,014
2017-2021	$411,974	$10,843	$157,494	$13,279

Defined Contribution Plans:

The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $12.5 million, $12.6 million and $3.4 million for Company contributions during 2011, 2010 and 2009, respectively.

16.    Leases

The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $11.6 million, $11.0 million and $10.1 million for 2011, 2010 and 2009, respectively.

Future minimum operating lease payments at December 31, 2011 were as follows (in thousands):

2012	$12,076
2013	8,621
2014	6,263
2015	5,023
2016	3,660
After 2016	5,585

Total operating lease payments	$41,228

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.9 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

18.     Capital Stock

Common Stock:

The Company is authorized to issue 800,000,000 shares of common stock of $.01 par value. There were 230.5 million and 235.5 million common shares outstanding as of December 31, 2011 and 2010, respectively.

During 2011, the Company repurchased 6.2 million shares of its common stock at a weighted-average price of $36. The repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2011
Board of Directors’ Authorization	2011	2010	2009
1997 Authorization	6.2	0.1	0.1	1.9
2007 Authorization	—	—	—	16.7

Total	6.2	0.1	0.1	18.6

1997 Authorization – The Company has an authorization from its Board of Directors (originally adopted December 1997) to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, plus (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. There are 1.9 million shares remaining under this authorization at December 31, 2011.

2007 Authorization – In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. There are 16.7 million shares remaining under this authorization at December 31, 2011.

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

19.    Share-Based Awards

The Company has a share-based compensation plan which was approved by its Shareholders in April 2009 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and, prior to 2010, generally vested ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. Beginning with awards granted in 2010, options and SARs granted under the Plan will vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs that were issued under the Plan prior to 2010 generally vested over periods ranging from 2 to 5 years with certain of the shares and RSUs subject to accelerated vesting should the Company meet certain performance conditions. Beginning with awards granted in 2010, shares of restricted stock and RSUs granted under the Plan will vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2011, there were 13.0 million shares of common stock available for future awards under the Plan.

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

Assumptions used in calculating the lattice-based fair value of options granted during 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Expected average term (in years)	6.5	6.9	7.5
Expected volatility	39% - 52%	42% - 60%	53% - 79%
Weighted average volatility	43%	48%	56%
Expected dividend yield	1.0%	1.8%	3.3%
Risk-free interest rate	0.1% - 3.7%	0.1% - 3.7%	0.3% - 2.8%

The following table summarizes the stock option transactions for the year ended December 31, 2011 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	6,978	$36
Options granted	431	$41
Options exercised	(374)	$21
Options forfeited	(724)	$44

Options outstanding, end of period	6,311	$37

Exercisable, end of period	4,211	$43

The weighted-average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $15, $8 and $5, respectively.

As of December 31, 2011, there was $7.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2011	2010	2009
Exercised	$7,919	$12,710	$—
Outstanding	$55,701	$53,249	$35,713
Exercisable	$22,926	$8,545	$5,183

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 18.

Stock options outstanding at December 31, 2011 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	6.7	1,462	$12
$20.01 to $30	7.7	1,057	$23
$30.01 to $40	5.1	908	$39
$40.01 to $50	4.9	860	$42
$50.01 to $60	1.8	1,142	$52
$60.01 to $70	3.1	882	$65

Options outstanding	5.0	6,311	$37

Options exercisable	3.7	4,211	$43

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

The assumptions used to determine the fair value of the SAR awards at December 31, 2011 and 2010 were as follows:

	2011	2010
Expected average term (in years)	2.2	5.4
Expected volatility	40% - 49%	32% - 40%
Expected dividend yield	1.0%	1.2%
Risk-free interest rate	0.1% - 2.2%	0.1% - 3.4%

The following table summarizes the SAR transactions for the year ended December 31, 2011 (in thousands except for per share amounts):

	SARs	Weighted- Average Price
Outstanding, beginning of period	309	$21
Granted	16	$41
Exercised	(40)	$20
Forfeited	(12)	$61

Outstanding, end of period	273	$21

Exercisable, end of period	116	$23

The weighted-average fair value of SARs granted during the years ended December 31, 2011, 2010 and 2009 was $15, $8 and $5, respectively.

Restricted (Nonvested) Stock:

The fair value of restricted shares is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2011 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	2,061	$23
Granted	492	$41
Vested	(456)	$33
Forfeited	(156)	$26

Nonvested, end of period	1,941	$26

As of December 31, 2010, there was $19.6 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units (RSUs)

Restricted stock units vest under the same terms and conditions as restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.

The fair value of RSUs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted share transactions for the year ended December 31, 2011 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	209	$39
Granted	77	$38
Vested	(37)	$40
Forfeited	(4)	$39

Nonvested, end of period	245	$38

20.    Earnings Per Share

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2011, 2010 and 2009.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2011	2010	2009
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$548,078	$259,669	$70,641

Denominator:
Denominator for basic earnings per share-weighted-average common shares	232,889	233,312	232,577
Effect of dilutive securities – employee stock compensation plan	2,029	1,475	996

Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	234,918	234,787	233,573

Earnings per common share from continuing operations:
Basic	$2.35	$1.11	$0.30
Diluted	$2.33	$1.11	$0.30

Options to purchase 3.8 million, 4.2 million and 5.0 million weighted-average shares of common stock outstanding during 2011, 2010 and 2009, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

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

Information by industry segment is set forth below for the years ended December 31 (in thousands):

	2011	2010	2009
Motorcycles net revenue	$4,662,264	$4,176,627	$4,287,130

Gross profit	1,555,976	1,427,403	1,386,196
Selling, administrative and engineering expense	926,808	885,137	851,165
Restructuring expense and other impairments	67,992	163,508	220,976

Operating income from Motorcycles	$561,176	$378,758	$314,055

Financial services revenue	$649,449	$682,709	$494,779
Financial services expense	380,658	500,836	581,059
Goodwill impairment	—	—	28,387
Restructuring expense	—	—	3,302

Operating income (loss) from Financial Services(a)(b)(c)	$268,791	$181,873	$(117,969)

(a)	Financial Services operating income for 2010 includes the effects of consolidating formerly unconsolidated QSPEs (see Note 1).
(b)	Financial Services operating (loss) income for 2009 includes a lower of cost or market adjustment of $5.9 million
(c)	Financial Services operating (loss) income for 2009 includes an impairment charge of $45.4 million (see Note 7)

Financial Services revenue includes $10.5 million, $9.2 million and $14.7 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2011, 2010 and 2009, respectively. This interest was paid on behalf of HDMC’s independent dealers as a way to enable dealers to manage seasonal increases in inventory. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.

Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2011
Total assets	$2,959,333	$6,714,831	$9,674,164
Depreciation	$173,959	$6,449	$180,408
Capital expenditures	$179,988	$9,047	$189,035

2010
Total assets	$2,701,965	$6,728,775	$9,430,740
Depreciation	$248,246	$6,925	$255,171
Capital expenditures	$167,730	$3,115	$170,845

2009
Total assets(a)	$3,277,925	$5,877,593	$9,155,518
Depreciation	$238,276	$8,068	$246,344
Capital expenditures	$111,316	$5,432	$116,748

(a)	2009 total assets for the Motorcycles segment includes assets of discontinued operations of $181.2 million.

Geographic Information:

Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2011	2010	2009
Revenue from Motorcycles(a):
United States	$3,155,608	$2,818,032	$2,910,094
Europe	781,432	699,492	700,882
Japan	229,427	234,247	255,901
Canada	154,314	157,606	175,964
Australia	141,392	136,172	137,626
Other foreign countries	200,091	131,078	106,663

	$4,662,264	$4,176,627	$4,287,130

Revenue from Financial Services(a):
United States	$619,214	$652,849	$466,161
Europe	4,471	3,497	3,164
Canada	25,764	26,363	25,454

	$649,449	$682,709	$494,779

Long-lived assets(b):
United States	$822,089	$842,461	$918,659
International	59,571	62,192	65,412

	$881,660	$904,653	$984,071

(a)	Revenue is attributed to geographic regions based on location of customer.
(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.

22.    Related Party Transactions

The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded motorcycles and related products revenue and financial services revenue from Deeley Imports during 2011, 2010 and 2009 of $155.2 million, $158.7 million and $177.2 million, respectively, and had finance receivables balances due from Deeley Imports of $14.5 million, $21.0 million and $13.9 million at December 31, 2011, 2010 and 2009, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

23.    Supplemental Consolidating Data

The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,671,942	$—	$(9,678)	$4,662,264
Financial services	—	649,474	(25)	649,449

Total revenue	4,671,942	649,474	(9,703)	5,311,713

Costs and expenses:
Motorcycles and related products cost of goods sold	3,106,288	—	—	3,106,288
Financial services interest expense	—	229,492	—	229,492
Financial services provision for credit losses	—	17,031	—	17,031
Selling, administrative and engineering expense	926,832	143,814	(9,703)	1,060,943
Restructuring expense	67,992	—	—	67,992

Total costs and expenses	4,101,112	390,337	(9,703)	4,481,746

Operating income	570,830	259,137	—	829,967
Investment income	132,963	—	(125,000)	7,963
Interest expense	45,266	—	—	45,266
Loss on debt extinguishment	—	—	—	—

Income before provision for income taxes	658,527	259,137	(125,000)	792,664
Provision for income taxes	150,756	93,830	—	244,586

Income from continuing operations	507,771	165,307	(125,000)	548,078
Income from discontinued operations, net of tax	51,036	—	—	51,036

Net income	$558,807	$165,307	$(125,000)	$599,114

	Year Ended December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,176,627	$—	$—	$4,176,627
Financial services	—	683,329	(620)	682,709

Total revenue	4,176,627	683,329	(620)	4,859,336

Costs and expenses:
Motorcycles and related products cost of goods sold	2,749,224	—	—	2,749,224
Financial services interest expense	—	272,484	—	272,484
Financial services provision for credit losses	—	93,118	—	93,118
Selling, administrative and engineering expense	881,888	139,103	(620)	1,020,371
Restructuring expense	163,508	—	—	163,508

Total costs and expenses	3,794,620	504,705	(620)	4,298,705

Operating income	382,007	178,624	—	560,631
Investment income	5,442	—	—	5,442
Interest expense	90,357	—	—	90,357
Loss on debt extinguishment	85,247	—	—	85,247

Income before provision for income taxes	211,845	178,624	—	390,469
Provision for income taxes	66,495	64,305	—	130,800

Income from continuing operations	145,350	114,319	—	259,669
Loss from discontinued operations, net of tax	(113,124)	—	—	(113,124)

Net income	$32,226	$114,319	$—	$146,545

	Year Ended December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,287,130	$—	$—	$4,287,130
Financial services	—	495,687	(908)	494,779

Total revenue	4,287,130	495,687	(908)	4,781,909
Costs and expenses:
Motorcycles and related products cost of goods sold	2,900,934	—	—	2,900,934
Financial services interest expense	—	283,634	—	283,634
Financial services provision for credit losses	—	169,206	—	169,206
Selling, administrative and engineering expense	852,073	128,219	(908)	979,384
Restructuring expense and other impairments	220,976	3,302	—	224,278
Goodwill impairment	—	28,387	—	28,387

Total costs and expenses	3,973,983	612,748	(908)	4,585,823

Operating income (loss)	313,147	(117,061)	—	196,086
Investment income	4,254	—	—	4,254
Interest expense	21,680	—	—	21,680

Income (loss) before provision for income taxes	295,721	(117,061)	—	178,660
Provision for (benefit from) income taxes	140,565	(32,546)	—	108,019

Income (loss) from continuing operations	155,156	(84,515)	—	70,641
Loss from discontinued operations, net of tax	(125,757)	—	—	(125,757)

Net income (loss)	$29,399	$(84,515)	$—	$(55,116)

	December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$943,330	$583,620	$—	$1,526,950
Marketable securities	153,380	—	—	153,380
Accounts receivable, net	393,615	—	(174,576)	219,039
Finance receivables, net	—	1,168,603	—	1,168,603
Restricted finance receivables held by variable interest entities, net	—	591,864	—	591,864
Inventories	418,006	—	—	418,006
Restricted cash held by variable interest entities	—	229,655	—	229,655
Deferred income taxes	96,120	36,211	—	132,331
Other current assets	71,303	31,075	—	102,378

Total current assets	2,075,754	2,641,028	(174,576)	4,542,206

Finance receivables, net	—	1,754,441	—	1,754,441
Restricted finance receivables held by variable interest entities, net	—	2,271,773	—	2,271,773
Property, plant and equipment, net	779,330	30,129	—	809,459
Goodwill	29,081	—	—	29,081
Deferred income taxes	203,605	2,538	(3,704)	202,439
Other long-term assets	118,774	14,922	(68,931)	64,765

	$3,206,544	$6,714,831	$(247,211)	$9,674,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,957	$209,332	$(174,576)	$255,713
Accrued liabilities	482,838	85,038	(3,704)	564,172
Short-term debt	—	838,486	—	838,486
Current portion of long-term debt	—	399,916	—	399,916
Current portion of long-term debt held by variable interest entities	—	640,331	—	640,331

Total current liabilities	703,795	2,173,103	(178,280)	2,698,618
Long-term debt	303,000	2,093,871	—	2,396,871
Long-term debt held by variable interest entities	—	1,447,015	—	1,447,015
Pension liability	302,483	—	—	302,483
Postretirement healthcare liability	268,582	—	—	268,582
Other long-term liabilities	126,036	14,303	—	140,339

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,502,648	986,539	(68,931)	2,420,256

	$3,206,544	$6,714,831	$(247,211)	$9,674,164

	December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$791,791	$230,142	$—	$1,021,933
Marketable securities	140,118	—	—	140,118
Accounts receivable, net	454,311	—	(191,929)	262,382
Finance receivables, net	—	1,080,432	—	1,080,432
Restricted finance receivables held by variable interest entities, net	—	699,026	—	699,026
Inventories	326,446	—	—	326,446
Assets of discontinued operations	—	—	—	—
Restricted cash held by variable interest entities	—	288,887	—	288,887
Deferred income taxes	101,423	44,988	—	146,411
Other current assets	57,269	91,297	(47,575)	100,991

Total current assets	1,871,358	2,434,772	(239,504)	4,066,626
Finance receivables, net	—	1,553,781	—	1,553,781
Restricted finance receivables held by variable interest entities, net	—	2,684,330	—	2,684,330
Property, plant and equipment, net	785,139	29,973	—	815,112
Goodwill	29,590	—	—	29,590
Deferred income taxes	206,179	11,035	(3,225)	213,989
Other long-term assets	118,571	14,884	(66,143)	67,312

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,642	$253,794	$(224,090)	$225,346
Accrued liabilities	501,741	73,569	(18,639)	556,671
Liabilities of discontinued operations	—	—	—	—
Short-term debt	—	480,472	—	480,472
Current portion of long-term debt	—	—	—	—
Current portion of long-term debt held by variable interest entities	—	751,293	—	751,293

Total current liabilities	697,383	1,559,128	(242,729)	2,013,782

Long-term debt	303,000	2,213,650	—	2,516,650
Long-term debt held by variable interest entities	—	2,003,941	—	2,003,941
Pension liability	282,085	—	—	282,085
Postretirement healthcare liability	254,762	—	—	254,762
Other long-term liabilities	140,804	11,850	—	152,654
Commitments and contingencies (Note 17)
Total shareholders’ equity	1,332,803	940,206	(66,143)	2,206,866

	$3,010,837	$6,728,775	$(308,872)	$9,430,740

	Year ended December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$558,807	$165,307	$(125,000)	$599,114
Income from discontinued operations	51,036	—	—	51,036

Income from continuing operations	507,771	165,307	(125,000)	548,078
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	173,959	6,449	—	180,408
Amortization of deferred loan origination costs	—	78,695	—	78,695
Amortization of financing origination fees	473	10,317	—	10,790
Provision for employee long-term benefits	55,942	3,499	—	59,441
Contributions to pension and postretirement plans	(219,695)	—	—	(219,695)
Stock compensation expense	35,404	2,788	—	38,192
Net change in wholesale finance receivables	—	—	(2,335)	(2,335)
Provision for credit losses	—	17,031	—	17,031
Loss on debt extinguishment	—	9,608	—	9,608
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Deferred income taxes	71,555	16,318	—	87,873
Foreign currency adjustments	10,678	—	—	10,678
Other, net	(16,650)	843	—	(15,807)
Change in current assets and current liabilities:
Accounts receivable	60,403	—	(17,353)	43,050
Finance receivables – accrued interest and other	—	5,027	—	5,027
Inventories	(94,957)	—	—	(94,957)
Accounts payable and accrued liabilities	81,670	(25,989)	64,610	120,291
Restructuring reserves	8,072	—	—	8,072
Derivative instruments	(2,519)	31	—	(2,488)
Other	1,154	49,524	(47,575)	3,103

Total adjustments	165,725	174,141	(2,653)	337,213

Net cash provided by operating activities of continuing operations	673,496	339,448	(127,653)	885,291

Cash flows from investing activities of continuing operations:
Capital expenditures	(179,988)	(9,047)	—	(189,035)
Origination of finance receivables	—	(6,056,242)	3,434,218	(2,622,024)
Collections of finance receivables	—	6,191,932	(3,431,883)	2,760,049
Purchases of marketable securities	(142,653)	—	—	(142,653)
Sales and redemptions of marketable securities	130,121	—	—	130,121

Net cash (used by) provided by investing activities of continuing operations	(192,520)	126,643	2,335	(63,542)

Cash flows from financing activities of continuing operations:
Proceeds from issuance medium-term notes	—	447,076	—	447,076
Repayments of medium-term notes	—	(59,211)	—	(59,211)
Proceeds from securitization debt	—	1,082,599	—	1,082,599
Repayments of securitization debt	—	(1,754,568)	—	(1,754,568)
Net increase in credit facilities and unsecured commercial paper	—	237,827	—	237,827
Net repayments of asset-backed commercial paper	—	(483)	—	(483)
Net change in restricted cash	—	59,232	—	59,232
Dividends paid	(111,011)	(125,000)	125,000	(111,011)
Purchase of common stock for treasury, net of issuances	(224,548)	—	—	(224,548)
Excess tax benefits from share based payments	6,303	—	—	6,303
Issuance of common stock under employee stock option plans	7,840	—	—	7,840

Net cash used by financing activities of continuing operations	(321,416)	(112,528)	125,000	(308,944)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(8,021)	(85)	318	(7,788)
Net decrease in cash and cash equivalents of continuing operations	151,539	353,478	—	505,017
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	—	—	—	—

Net decrease in cash and cash equivalents	$151,539	$353,478	$—	$505,017

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations – beginning of period	—	—	—	—
Net decrease in cash and cash equivalents	151,539	353,478	—	505,017
Less: Cash and cash equivalents of discontinued operations – end of period	—	—	—	—

Cash and cash equivalents – end of period	$943,330	$583,620	$—	$1,526,950

	Year ended December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$32,226	$114,319	$—	$146,545
Loss from discontinued operations	(113,124)	—	—	(113,124)

Income from continuing operations	145,350	114,319	—	259,669
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	248,246	6,925	—	255,171
Amortization of deferred loan origination costs	—	87,223	—	87,223
Amortization of financing origination fees	878	18,740	—	19,618
Provision for employee long-term benefits	78,812	818	—	79,630
Contributions to pension and postretirement plans	(39,391)	—	—	(39,391)
Stock compensation expense	28,105	2,326	—	30,431
Net change in wholesale finance receivables	—	—	81,527	81,527
Provision for credit losses	—	93,118	—	93,118
Loss on debt extinguishment	85,247	—	—	85,247
Pension and postretirement healthcare plan curtailment and settlement expense	31,824	—	—	31,824
Deferred income taxes	(16,774)	(817)	—	(17,591)
Foreign currency adjustments	(21,480)	—	—	(21,480)
Other, net	13,178	(1,268)	—	11,910
Change in current assets and current liabilities:
Accounts receivable	(101,462)	—	104,367	2,905
Finance receivables – accrued interest and other	—	10,083	—	10,083
Inventories	2,516	—	—	2,516
Accounts payable and accrued liabilities	196,155	170,832	(151,974)	215,013
Restructuring reserves	(32,258)	(219)	—	(32,477)
Derivative instruments	(813)	6,152	—	5,339
Other	3,888	(48,330)	47,575	3,133

Total adjustments	476,671	345,583	81,495	903,749

Net cash provided by operating activities of continuing operations	622,021	459,902	81,495	1,163,418

Cash flows from investing activities of continuing operations:
Capital expenditures	(167,730)	(3,115)	—	(170,845)
Origination of finance receivables	—	(5,319,738)	3,067,206	(2,252,532)
Collections of finance receivables	—	5,817,695	(3,148,733)	2,668,962
Purchases of marketable securities	(184,365)	—	—	(184,365)
Sales and redemptions of marketable securities	84,217	—	—	84,217

Net cash (used by) provided by investing activities of continuing operations	(267,878)	494,842	(81,527)	145,437

Cash flows from financing activities of continuing operations:
Repayment of medium-term notes	—	(200,000)	—	(200,000)
Repayment of senior unsecured notes	(380,757)	—	—	(380,757)
Proceeds from securitization debt	—	598,187	—	598,187
Repayments of securitization debt	—	(1,896,665)	—	(1,896,665)
Net (decrease)/increase in credit facilities and unsecured commercial paper	(178,292)	208,867	—	30,575
Net repayments of asset-backed commercial paper	—	(845)	—	(845)
Net change in restricted cash	—	77,654	—	77,654
Dividends paid	(94,145)	—	—	(94,145)
Purchase of common stock for treasury, net of issuances	(1,706)	—	—	(1,706)
Excess tax benefits from share based payments	3,767	—	—	3,767
Issuance of common stock under employee stock option plans	7,845	—	—	7,845

Net cash used by financing activities of continuing operations	(643,288)	(1,212,802)	—	(1,856,090)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	5,279	(371)	32	4,940
Net decrease in cash and cash equivalents of continuing operations	(283,866)	(258,429)	—	(542,295)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,073)	—	—	(71,073)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	—	—	(1,195)

	(72,268)	—	—	(72,268)

Net decrease in cash and cash equivalents	$(356,134)	$(258,429)	$—	$(614,563)

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations – beginning of period	6,063	—	—	6,063
Net decrease in cash and cash equivalents	(356,134)	(258,429)	—	(614,563)
Less: Cash and cash equivalents of discontinued operations – end of period	—	—	—	—

Cash and cash equivalents – end of period	$791,791	$230,142	$—	$1,021,933

	Year ended December 31, 2009
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$29,399	$(84,515)	$—	$(55,116)
Loss from discontinued operations	(125,757)	—	—	(125,757)

Income (loss) from continuing operations	155,156	(84,515)	—	70,641
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	238,276	8,068	—	246,344
Amortization of deferred loan origination costs	—	66,779	—	66,779
Amortization of financing origination fees	872	26,273	—	27,145
Provision for employee long-term benefits	80,387	—	—	80,387
Contributions to pension and postretirement plans	(233,224)	—	—	(233,224)
Stock compensation expense	16,326	1,250	—	17,576
Net change in wholesale finance receivables	—	—	332,167	332,167
Origination of retail finance receivables held for sale	—	(1,180,467)	—	(1,180,467)
Collections of retail finance receivables held for sale	—	919,201	—	919,201
Impairment of investment in retained securitization interests	—	45,370	—	45,370
Lower of cost or FMV adj. on finance receivables HFS	—	5,895	—	5,895
Goodwill and other impairments	18,024	28,387	—	46,411
Pension and postretirement healthcare plan curtailment and settlement expense	37,814	—	—	37,814
Provision for credit losses	—	169,206	—	169,206
Deferred income taxes	26,914	(19,983)	—	6,931
Foreign currency adjustments	(22,234)	—	—	(22,234)
Other, net	8,827	838	—	9,665
Change in current assets and current liabilities:
Accounts receivable	226,334	—	(217,525)	8,809
Finance receivables – accrued interest and other	—	(3,360)	—	(3,360)
Inventories	85,472	—	—	85,472
Accounts payable and accrued liabilities	(175,936)	(242,784)	217,525	(201,195)
Restructuring reserves	65,346	642	—	65,988
Derivative instruments	10,591	(5,880)	—	4,711
Other	1,133	1,845	—	2,978

Total adjustments	384,922	(178,720)	332,167	538,369

Net cash provided by (used by) operating activities of continuing operations	540,078	(263,235)	332,167	609,010

Cash flows from investing activities of continuing operations:
Capital expenditures	(111,316)	(5,432)	—	(116,748)
Origination of finance receivables held for investment	—	(4,569,104)	3,190,878	(1,378,226)
Collections of finance receivables held for investment	—	4,130,213	(3,523,045)	607,168
Collection of retained securitization interests	—	61,170	—	61,170
Purchase of marketable securities	(39,685)	—	—	(39,685)
Other – net	2,834	—	—	2,834

Net cash used by investing activities of continuing operations	(148,167)	(383,153)	(332,167)	(863,487)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	496,514	—	496,514
Proceeds from issuance of senior unsecured notes	595,026	—	—	595,026
Proceeds from securitization debt	—	2,413,192	—	2,413,192
Repayments of securitization debt	—	(263,083)	—	(263,083)
Net increase/(decrease) in credit facilities and unsecured commercial paper	20,476	(1,103,807)	—	(1,083,331)
Net repayments of asset-backed commercial paper	—	(513,168)	—	(513,168)
Net change in restricted cash	—	(167,667)	—	(167,667)
Dividends paid	(93,807)	—	—	(93,807)
Purchase of common stock for treasury, net of issuances	(1,920)	—	—	(1,920)
Excess tax benefits from share based payments	170	—	—	170
Issuance of common stock under employee stock option plans	11	—	—	11

Net cash provided by financing activities of continuing operations	519,956	861,981	—	1,381,937
Effect of exchange rate changes on cash and cash equivalents of continuing operations	7,193	(404)	—	6,789
Net increase in cash and cash equivalents of continuing operations	919,060	215,189	—	1,134,249
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,298)	—	—	(71,298)
Cash flows from investing activities of discontinued operations	(18,805)	—	—	(18,805)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,208)	—	—	(1,208)

	(91,311)	—	—	(91,311)

Net increase in cash and cash equivalents	$827,749	$215,189	$—	$1,042,938

Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$295,512	$273,382	$—	$568,894
Cash and cash equivalents of discontinued operations – beginning of period	24,664	—	—	24,664
Net increase in cash and cash equivalents	827,749	215,189	—	1,042,938
Less: Cash and cash equivalents of discontinued operations – end of period	(6,063)	—	—	(6,063)

Cash and cash equivalents – end of period	$1,141,862	$488,571	$—	$1,630,433

24.    Subsequent Event

In January 2012, the Company contributed $200.0 million to further fund its pension plans.

In January 2012, HDFS issued $400.0 million of medium-term notes, which mature in March 2017 and have an annual interest rate of 2.70%. The medium-term notes provide for semi-annual interest payments and principal due at maturity.

SUPPLEMENTARY DATA

Quarterly financial data (unaudited)

(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 27, 2011	Mar 28, 2010	June 26, 2011	June 27, 2010	Sep 25, 2011	Sep 26, 2010	Dec 31, 2011	Dec 31, 2010
Motorcycles:
Revenue	$1,063.0	$1,037.3	$1,339.7	$1,135.1	$1,232.7	$1,087.1	$1,026.8	$917.1
Operating income (loss)(a)(b)	$125.1	$126.1	$219.8	$157.9	$180.7	$101.5	$35.6	$(6.8)

Financial Services:
Revenue	$161.9	$169.8	$165.9	$173.7	$164.6	$172.8	$157.2	$166.3
Operating income (loss)	$67.9	$26.7	$82.1	$60.8	$62.0	$50.9	$56.8	$43.5

Consolidated:
Income (loss) before taxes(c)	$182.9	$130.2	$292.3	$196.7	$233.9	$130.5	$83.6	$(67.0)
Income (loss) from continuing operations	$119.3	$68.7	$190.6	$139.3	$183.6	$93.7	$54.6	$(42.1)
Income (loss) from discontinued operations(d)(e)	$—	$(35.4)	$—	$(68.1)	$—	$(4.9)	$51.0	$(4.7)

Net income (loss)	$119.3	$33.3	$190.6	$71.2	$183.6	$88.8	$105.7	$(46.8)

Earnings (loss) per common share from continuing operations:
Basic	$0.51	$0.30	$0.81	$0.60	$0.79	$0.40	$0.24	$(0.18)
Diluted	$0.51	$0.29	$0.81	$0.59	$0.78	$0.40	$0.24	$(0.18)

Earnings (loss) per common share from discontinued operations:
Basic	$—	$(0.15)	$—	$(0.29)	$—	$(0.02)	$0.22	$(0.02)
Diluted	$—	$(0.15)	$—	$(0.29)	$—	$(0.02)	$0.22	$(0.02)

Earnings (loss) per common share:
Basic	$0.51	$0.14	$0.81	$0.30	$0.79	$0.38	$0.46	$(0.20)
Diluted	$0.51	$0.14	$0.81	$0.30	$0.78	$0.38	$0.46	$(0.20)

(a)	Operating income (loss) for the Motorcycles segment includes restructuring expense as discussed in Note 4 for the following periods (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 27, 2011	Mar 28, 2010	June 26, 2011	June 28, 2010	Sep 25, 2011	Sep 26, 2010	Dec 31, 2011	Dec 31, 2010
Restructuring expense	$23.0	$48.3	$13.6	$30.1	$12.4	$67.5	$19.0	$17.7

(b)	Operating loss for the Motorcycles segment for the quarter ended December 31, 2010 includes approximately $19 million (including $5 million included in cost of good sold) of costs associated with the Company’s efforts to expand its presence in Brazil as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”.
(c)	Loss before taxes for the quarter ended December 31, 2010 includes a loss on debt extinguishment as discussed in Note 13 of $85.2 million.
(d)	Loss from discontinued operations includes pre-tax impairment charges as discussed in Note 3 of $35.0 million and $76.8 million for the quarters ending March 28, 2010 and June 28, 2010, respectively.
(e)	Income from discontinued operations for the quarter ended December 31, 2011 includes a $51.0 million income tax benefit as discussed in Note 3.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included or to be included in the Company’s definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed on or about March 23, 2012 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our executive officers for SEC purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.

The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s chief executive officer, the chief financial officer, the principal accounting officer and the controller and other persons performing similar finance functions. The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at www.harley-davidson.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of the Securities and Exchange Commission’s Current Report on Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2011:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	6,300,561	$36.50	12,981,779

Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	10,800	$52.40	237,053

	10,800	$52.40	360,541

Total all plans	6,311,361	$36.53	13,342,320

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

In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were most recently revised in February 2011. The Ownership Guidelines stipulate that all Directors hold 15,000 shares of the Company’s Common Stock and senior executives hold from 15,000 to 200,000 shares of the Company’s Common Stock depending on their level. The Directors and senior executives have five years from the date they are elected a Director or promoted to a senior executive to accumulate the appropriate number of shares of the Company’s Common Stock. Restricted stock, restricted stock units, shares held in 401(k) accounts, vested unexercised stock options and stock appreciation rights, and shares of common stock held directly count toward satisfying the guidelines.

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

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 132 through 137 filed herewith

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II

HARLEY-DAVIDSON, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Accounts receivable – allowance for doubtful accounts
Balance at beginning of period	$10,357	$11,409	$6,240
Provision charged to expense	1,408	3,216	7,715
Reserve adjustments	(6,633)	(3,837)	(674)
Write-offs, net of recoveries	(180)	(431)	(1,872)

Balance at end of period	$4,952	$10,357	$11,409

Finance receivables – allowance for credit losses
Balance at beginning of period	$173,589	$150,082	$40,068
Allowance related to newly consolidated finance receivables(a)	—	49,424	—
Provision for finance credit losses	17,031	93,118	169,206
Charge-offs, net of recoveries	(65,171)	(119,035)	(59,192)

Balance, end of period	$125,449	$173,589	$150,082

Inventories – allowance for obsolescence(b)
Balance at beginning of period	$34,180	$34,745	$24,091
Provision charged to expense	4,885	17,142	36,476
Reserve adjustments	(466)	636	(206)
Write-offs, net of recoveries	(15,395)	(18,343)	(25,616)

Balance at end of period	$23,204	$34,180	$34,745

Deferred tax assets – valuation allowance
Balance at beginning of period	$27,048	$22,170	$—
Adjustments	(12,134)	4,878	22,170

Balance at end of period	$14,914	$27,048	$22,170

(a)	As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company consolidated a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.
(b)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

HARLEY-DAVIDSON, INC.

By:	/S/ Keith E. Wandell
Keith E. Wandell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Name	Title

/S/ Keith E. Wandell	Chairman, President and Chief Executive Officer
Keith E. Wandell	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ Richard I. Beattie	Lead Director
Richard I. Beattie

/S/ Martha F. Brooks	Director
Martha F. Brooks

/S/ George H. Conrades	Director
George H. Conrades

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

Name	Title

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

/S/ R. John Anderson	Director
R. John Anderson

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
3.1	Restated Articles of Incorporation as September 8, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2011 (File No. 1-9183))

3.2	Harley-Davidson, Inc. By-Laws, as amended through February 10, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2011 (File No. 1-9183))

4.1	Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2	3-Year Credit Agreement, dated as of April 29, 2010, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.3	Amendment No. 1, dated as of April 28, 2011, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 3-Year Credit Agreement dated as of April 29, 2010 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent and global swing line lender (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-9183))

4.4	4-Year Credit Agreement dated as of April 28, 2011 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-9183))

4.5	Amendment No. 1 to Loan and Servicing Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions parties thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.6	Amendment No. 2 to Loan and Servicing Agreement dated as of July 27, 2010 by and among certain subsidiaries of the Company, various institutions parties thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 (File No. 1-9183))

4.7	Amended and Restated Receivables Sale Agreement, dated as of April 30, 2009, by and between certain subsidiaries of the Company (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

4.8	Letter Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions party thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, and Administrative Agent, relating to Amendment No. 1 to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
4.9	Trust Agreement dated as of April 15, 2009 between Harley-Davidson Customer Funding Corp. (“HDCFC”) and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

4.10	Indenture dated as of May 1, 2009 between the Harley-Davidson Motorcycle Trust 2009-1 (the “Trust”) and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

4.11	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.12	Officers’ Certificate, dated March 4, 2011, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 3.875% Medium-Term Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.13	Officers’ Certificate, dated January 31, 2012, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.700% Medium-Term Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2012 (File No. 1-9183))

10.1*	Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2	Harley-Davidson, Inc. 1998 Non-Exempt Employee Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-75347))

10.3	2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.4*	Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.5*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.6*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended and restated effective April 24, 2010 (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.7*	Director Compensation Policy effective April 30, 2011 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011 (File No. 1-9183))

10.8*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.9*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.10*	Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.11*	Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))

10.12*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.13*	Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009, together with amendments adopted through May 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.14*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.15*	Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.16*	Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.17*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.18*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.19*	Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.20*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.21*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.22*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.23*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.24*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund and Wandell (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.25*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.26*	Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.27*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS

[Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.28*	Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.29*	Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.30*	Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008 between the Registrant and Mr. Richer (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.31*	Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Jones, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.32*	Form of Transition Agreement between the Registrant and each of Messrs. Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.33*	Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2011, filed on February 23, 2012 formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Instruments relating to the Company’s revolving asset-backed conduit facility described in this report need not be filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.