Form 10-Q
period 2012-04-01
HARLEY DAVIDSON INC
filed 2012-05-10
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Number of shares of the registrant’s common stock outstanding at May 3, 2012: 231,519,008 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended April 1, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	April 1, 2012	March 27, 2011
Revenue:
Motorcycles and related products	$1,273,369	$1,063,044
Financial services	156,322	161,886

Total revenue	1,429,691	1,224,930
Costs and expenses:
Motorcycles and related products cost of goods sold	816,859	711,178
Financial services interest expense	51,256	58,035
Financial services provision for credit losses	9,014	5,606
Selling, administrative and engineering expense	265,653	234,115
Restructuring expense	11,451	22,999

Total costs and expenses	1,154,233	1,031,933

Operating income	275,458	192,997
Investment income	1,933	1,398
Interest expense	11,495	11,481

Income before provision for income taxes	265,896	182,914
Provision for income taxes	93,861	63,654

Income from continuing operations	172,035	119,260
Loss from discontinued operations, net of tax	—	—

Net income	$172,035	$119,260

Earnings per common share from continuing operations:
Basic	$0.75	$0.51
Diluted	$0.74	$0.51

Loss per common share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Earnings per common share:
Basic	$0.75	$0.51
Diluted	$0.74	$0.51

Cash dividends per common share	$0.155	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	April 1, 2012	March 27, 2011
Comprehensive income	$180,816	$138,431

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) April 1, 2012	December 31, 2011	(Unaudited) March 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,276,337	$1,526,950	$932,515
Marketable securities	134,946	153,380	115,209
Accounts receivable, net	264,272	219,039	297,671
Finance receivables, net	1,339,139	1,168,603	1,276,780
Restricted finance receivables held by variable interest entities, net	546,350	591,864	637,760
Inventories	467,941	418,006	372,323
Restricted cash held by variable interest entities	246,995	229,655	294,903
Other current assets	237,550	234,709	243,427

Total current assets	4,513,530	4,542,206	4,170,588

Finance receivables, net	2,020,036	1,754,441	1,806,563
Restricted finance receivables held by variable interest entities, net	1,971,878	2,271,773	2,304,320
Property, plant and equipment, net	791,064	809,459	799,091
Goodwill	29,740	29,081	30,988
Other long-term assets	279,099	267,204	293,592

	$9,605,347	$9,674,164	$9,405,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,902	$255,713	$292,676
Accrued liabilities	577,619	564,172	580,083
Short-term debt	629,143	838,486	393,393
Current portion of long-term debt	399,939	399,916	—
Current portion of long-term debt held by variable interest entities	620,624	640,331	721,179

Total current liabilities	2,583,227	2,698,618	1,987,331

Long-term debt	2,784,688	2,396,871	2,963,375
Long-term debt held by variable interest entities	1,133,696	1,447,015	1,603,584
Pension liability	118,212	302,483	99,627
Postretirement healthcare liability	265,871	268,582	254,505
Other long-term liabilities	144,994	140,339	156,472

Commitments and contingencies (Note 16)

Total shareholders’ equity	2,574,659	2,420,256	2,340,248

	$9,605,347	$9,674,164	$9,405,142

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	April 1, 2012	March 27, 2011
Net cash used by operating activities of continuing operations (Note 3)	$(73,616)	$(104,918)

Cash flows from investing activities of continuing operations:
Capital expenditures	(24,680)	(27,704)
Origination of finance receivables	(645,247)	(549,200)
Collections on finance receivables	681,904	676,952
Purchases of marketable securities	—	(5,000)
Sales and redemptions of marketable securities	20,042	29,974

Net cash provided by investing activities of continuing operations	32,019	125,022
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	397,377	447,076
Repayments of securitization debt	(333,026)	(430,471)
Net decrease in credit facilities and unsecured commercial paper	(224,508)	(96,174)
Net change in restricted cash	(17,340)	(6,016)
Dividends	(35,943)	(23,643)
Purchase of common stock for treasury	(20,745)	(4,699)
Excess tax benefits from share-based payments	7,962	3,262
Issuance of common stock under employee stock option plans	16,281	3,861

Net cash used by financing activities of continuing operations	(209,942)	(106,804)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	926	(2,693)

Net decrease in cash and cash equivalents of continuing operations	(250,613)	(89,393)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	(25)
Cash flows from investing activities of discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—

	—	(25)

Net decrease in cash and cash equivalents	$(250,613)	$(89,418)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$1,526,950	$1,021,933
Cash and cash equivalents of discontinued operations - beginning of period	—	—
Net decrease in cash and cash equivalents	(250,613)	(89,418)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—

Cash and cash equivalents - end of period	$1,276,337	$932,515

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of April 1, 2012 and March 27, 2011, the condensed consolidated statements of operations for the three month periods then ended, the condensed consolidated statements of comprehensive income for the three month periods then ended and the condensed consolidated statements of cash flows for the three month periods then ended.

Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2. New Accounting Standards

Accounting Standards Recently Adopted

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement” to ensure consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company adopted ASU No. 2011-04 on January 1, 2012. The adoption of ASU No. 2011-04 required additional disclosures of the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes, refer to Note 9 for additional information. There was no financial impact resulting from the adoption of ASU No. 2011-04.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income,” to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company decided to present comprehensive income in two separate but consecutive statements. The Company adopted ASU

No. 2011-05 on January 1, 2012. The adoption of ASU No. 2011-05 and the Company’s decision to present comprehensive income in two separate but consecutive statements required the presentation of an additional financial statement, condensed consolidated statements of comprehensive income, for all periods presented.

3. Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	April 1, 2012	December 31, 2011	March 27, 2011
Available-for-sale:
Corporate bonds	$134,946	$153,380	$55,232
U.S. Treasuries	—	—	59,977

	$134,946	$153,380	$115,209

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2012 and 2011, the Company recognized gross unrealized gains in other comprehensive income of $1.6 million and $0.1 million, respectively, or $1.0 million and $0.04 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 12 to 48 months.

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	April 1, 2012	December 31, 2011	March 27, 2011
Components at the lower of FIFO cost or market
Raw materials and work in process	$113,127	$113,932	$99,538
Motorcycle finished goods	252,979	226,261	187,687
Parts and accessories and general merchandise	145,362	121,340	119,134

Inventory at lower of FIFO cost or market	511,468	461,533	406,359
Excess of FIFO over LIFO cost	(43,527)	(43,527)	(34,036)

	$467,941	$418,006	$372,323

Operating Cash Flow

The reconciliation of net income to net cash used by operating activities is as follows (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011
Cash flows from operating activities:
Net income	$172,035	$119,260
Loss from discontinued operations	—	—

Income from continuing operations	172,035	119,260

Adjustments to reconcile income from continuing operations to net cash used by operating activities:
Depreciation	43,203	42,947
Amortization of deferred loan origination costs	18,547	19,329
Amortization of financing origination fees	2,743	3,107
Provision for employee long-term benefits	17,293	15,563
Contributions to pension and postretirement plans	(206,832)	(204,816)
Stock compensation expense	11,744	9,153
Net change in wholesale finance receivables related to sales	(151,046)	(163,967)
Provision for credit losses	9,014	5,606
Pension and postretirement healthcare plan curtailment and settlement expense	—	236
Foreign currency adjustments	(2,911)	29
Other, net	1,505	14,112
Changes in current assets and liabilities:
Accounts receivable, net	(43,745)	(27,048)
Finance receivables - accrued interest and other	3,299	3,542
Inventories	(47,168)	(38,200)
Accounts payable and accrued liabilities	117,460	98,960
Restructuring reserves	1,296	7,757
Derivative instruments	(486)	2,157
Other	(19,567)	(12,645)

Total adjustments	(245,651)	(224,178)

Net cash used by operating activities of continuing operations	$(73,616)	$(104,918)

4. Discontinued Operations

In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. The Company engaged a third party investment bank to assist with the marketing and sale of MV. During 2009, the Company recorded pre-tax impairment charges of $115.4 million related to MV and a net tax benefit of $40 million related to losses estimated in connection with the sale of MV. As of December 31, 2009, the Company estimated the total tax benefit associated with losses related to the sale of MV to be $66 million of which $26 million was deemed uncertain and appropriately reserved against.

At each subsequent reporting date in 2010 through the date of sale of MV in August 2010, the fair value less selling costs was re-assessed and additional impairment charges totaling $111.8 million and additional tax benefits totaling $18 million were recognized in 2010. As the effort to sell MV progressed into 2010, adverse factors led to decreases in the fair value of MV. During 2010, challenging economic conditions continued to persist, negatively impacting the appetite of prospective buyers and the motorcycle industry as a whole. Information coming directly from the selling process, including discussions with the prospective buyers, indicated a fair value that was less than previously estimated.

On August 6, 2010, the Company concluded its sale of MV to MV Augusta Motor Holding S.r.l., a company controlled by the former owner of MV. Under the agreement relating to the sale, (1) the Company received nominal consideration in return for the transfer of MV and related assets; (2) the parties waived their respective rights under the stock purchase agreement and other documents related to the Company’s purchase of MV in 2008, which included a waiver of the former owner’s right to contingent earn-out consideration; and (3) the Company contributed 20.0 million Euros to MV as operating capital. The 20.0 million Euros contributed were factored into the Company’s estimate of MV’s fair value prior to the sale and was recognized in the 2010 impairment charges discussed above. As a result of the impairment charges recorded in 2009 and 2010 prior to the sale, the Company only incurred an immaterial loss on the date of sale, which was included in the loss from discontinued operations, net of tax, during the year ended December 31, 2010.

As of December 31, 2010, the Company’s estimated total tax benefit associated with the loss on the sale of MV was $101.0 million, of which $43.5 million was deemed uncertain and appropriately reserved against. As a result, the total cumulative net tax benefit recognized as of December 31, 2010 was $57.5 million. The increase in the estimated tax benefit during 2010 was driven by an increase in the losses related to the sale of MV, not a change in the tax position.

In determining the tax benefit recognized from October 2009 through December 2010, the Company engaged appropriate technical expertise and considered all relevant available information. In accordance with ASC 740, “Income Taxes,” at each balance sheet date during this period, the Company re-evaluated the overall tax benefit, determined that it was at least more likely than not that it would be sustained upon review and calculated the amount of recognized tax benefit based on a cumulative probability basis.

Beginning in 2010, the Company voluntarily elected to participate in a pre-filing agreement process with the Internal Revenue Service (IRS) in order to accelerate their review of the Company’s tax position related to MV. The IRS effectively completed its review in late 2011 and executed a Closing Agreement on Final Determination Covering Specific Matters with the Company.

There were no changes to the Company’s estimated gross or recognized tax benefit associated with the loss on the sale of MV during the first three quarters of 2011. In the fourth quarter of 2011, given the outcome of the closing agreement, the Company recognized a $43.5 million tax benefit by reversing the reserve recorded as of September 25, 2011 and recognized an incremental $7.5 million tax benefit related to the final calculation of the tax basis in the loan to and the stock of MV.

5. Restructuring Expense

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

Under the 2011 New Castalloy Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur about $30 million in restructuring charges related to the transition through 2013. Approximately 35% of the $30 million will be non-cash charges. On a cumulative basis, the Company has incurred $12.4 million of restructuring expense under the 2011 New Castalloy Restructuring Plan as of April 1, 2012, of which $3.0 million was incurred during the first quarter of 2012.

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is fully implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

After taking actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan), the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the prior contract.

Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $15 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. On a cumulative basis, the Company has incurred $9.3 million of restructuring expense under the 2011 Kansas City Restructuring Plan as of April 1, 2012, of which $0.5 million was incurred during the first quarter of 2012.

For the three months ended March 27, 2011, restructuring expense included $0.2 million of noncash curtailment losses related to the Company’s pension plan that covers employees of the Kansas City facility.

The following table summarizes the Motorcycle segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Three months ended April 1, 2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	542	—	542	571	2,099	349	3,019	3,561
Utilized - cash	—	—	—	(156)	—	(361)	(517)	(517)
Utilized - noncash	—	—	—	—	(2,099)	—	(2,099)	(2,099)

Balance, end of period	$4,665	$—	$4,665	$8,843	$—	$293	$9,136	$13,801

	Three months ended March 27, 2011
	Kansas City
	Employee Severance and Termination Costs	Other	Total
Restructuring expense	6,382	134	6,516
Utilized - cash	—	(134)	(134)
Utilized - noncash	(236)	—	(236)

Balance, end of period	$6,146	$—	$6,146

2010 Restructuring Plan

In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency. Once the new contracts are fully implemented, the production system in Wisconsin, like York, will include the addition of a flexible workforce component.

Based on the new ratified labor agreements (2010 Restructuring Plan), the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are fully implemented than would have been required under the prior contract. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is fully implemented than would have been required under the prior contract.

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $67 million in restructuring expenses related to the new contracts through 2012, of which approximately 42% are expected to be non-cash. On a cumulative basis, the Company has incurred $61.5 million of restructuring expense under the 2010 Restructuring Plan as of April 1, 2012, of which $4.5 million was incurred during the first quarter of 2012.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Three months ended April 1, 2012	Three months ended March 27, 2011
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Balance, beginning of period	$20,361	$8,652
Restructuring expense	1,886	3,144
Utilized - cash	(26)	(594)

Balance, end of period	$22,221	$11,202

2009 Restructuring Plan

During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) that are expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions include the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line.

The 2009 Restructuring Plan included a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $388 million to $408 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $386.6 million of restructuring and impairment expense under the 2009 Restructuring Plan as of April 1, 2012, of which $3.3 million was incurred during the first quarter of 2012. Approximately 3,600 employees have left the Company under the 2009 Restructuring Plan as of April 1, 2012.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities (in thousands):

	Three months ended April 1, 2012
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	323	—	5,681	6,004
Utilized - cash	(1,846)	—	(5,669)	(7,515)
Utilized - noncash	—	—	—	—

Balance, end of period	$8,566	$—	$12	$8,578

	Three months ended March 27, 2011
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$23,818	$—	$2,764	$26,582
Restructuring expense	2,954	—	10,385	13,339
Utilized - cash	(4,028)	—	(10,546)	(14,574)
Utilized - noncash	—	—	296	296

Balance, beginning of period	$22,744	$—	$2,899	$25,643

Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the first quarter of 2012, the Company released $2.7 million of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred.

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

Finance receivables, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	April 1, 2012	December 31, 2011	March 27, 2011
Retail	$5,043,584	$5,087,490	$5,225,155
Wholesale	956,322	824,640	959,952

	5,999,906	5,912,130	6,185,107
Allowance for credit losses	(122,503)	(125,449)	(159,684)

	$5,877,403	$5,786,681	$6,025,423

At April 1, 2012, December 31, 2011 and March 27, 2011, the Company’s Condensed Consolidated Balance Sheet included finance receivables, net of $2.52 billion, $2.86 billion and $2.94 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 7. These receivables are included in retail finance receivables in the table above.

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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended April 1, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	8,705	309	9,014
Charge-offs	(25,852)	—	(25,852)
Recoveries	13,892	—	13,892

Balance, end of period	$112,857	$9,646	$122,503

	Three months ended March 27, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for credit losses	3,439	2,167	5,606
Charge-offs	(35,191)	—	(35,191)
Recoveries	15,665	15	15,680

Balance, end of period	$141,704	$17,980	$159,684

Included in the $112.9 and $141.7 million retail allowance for credit losses on finance receivables is $57.0 and $82.3 million, respectively, related to finance receivables held by VIEs.

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

The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance for credit losses, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance for credit losses is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.

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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment was, as follows (in thousands):

	April 1, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	112,857	9,646	122,503

Total allowance for credit losses	$112,857	$9,646	$122,503

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,043,584	956,322	5,999,906

Total finance receivables	$5,043,584	$956,322	$5,999,906

	December 31, 2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	116,112	9,337	125,449

Total allowance for credit losses	$116,112	$9,337	$125,449

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,087,490	824,640	5,912,130

Total finance receivables	$5,087,490	$824,640	$5,912,130

	March 27, 2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$3,451	$3,451
Collectively evaluated for impairment	141,704	14,529	156,233

Total allowance for credit losses	$141,704	$17,980	$159,684

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$5,187	$5,187
Collectively evaluated for impairment	5,225,155	954,765	6,179,920

Total finance receivables	$5,225,155	$959,952	$6,185,107

There were no wholesale finance receivables at April 1, 2012 or December 31, 2011 that were individually deemed to be impaired under ASC Topic 310, “Receivables”. Additional information related to the wholesale finance receivables that were individually deemed to be impaired under ASC Topic 310, “Receivables,” at March 27, 2011 includes (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	5,187	5,037	3,451	5,527	—

Total impaired wholesale finance receivables	$5,187	$5,037	$3,451	$5,527	$—

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. Retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of April 1, 2012, December 31, 2011 and March 27, 2011, all retail finance receivables were accounted for as interest-earning receivables, of which $16.3 million, $27.5 million and $25.1 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at April 1, 2012 or December 31, 2011. The recorded investment of non-accrual status wholesale finance receivables at March 27, 2011 was $5.2 million. At April 1, 2012, December 31, 2011 and March 27, 2011, $0.3 million, $0.9 million, and $2.0 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables was as follows (in thousands):

	April 1, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,930,739	$75,560	$21,023	$16,262	$112,845	$5,043,584
Wholesale	955,493	354	149	326	829	956,322

Total	$5,886,232	$75,914	$21,172	$16,588	$113,674	$5,999,906

	December 31, 2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,915,711	$107,373	$36,937	$27,469	$171,779	$5,087,490
Wholesale	822,610	777	344	909	2,030	824,640

Total	$5,738,321	$108,150	$37,281	$28,378	$173,809	$5,912,130

	March 27, 2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,059,870	$107,471	$32,691	$25,123	$165,285	$5,225,155
Wholesale	955,478	881	895	2,698	4,474	959,952

Total	$6,015,348	$108,352	$33,586	$27,821	$169,759	$6,185,107

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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	April 1, 2012	December 31, 2011	March 27, 2011
Prime	$4,056,602	$4,097,048	$4,185,825
Sub-prime	986,982	990,442	1,039,330

Total	$5,043,584	$5,087,490	$5,225,155

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	April 1, 2012	December 31, 2011	March 27, 2011
Doubtful	$13,108	$13,048	$20,550
Substandard	5,599	5,052	19,510
Special Mention	8,618	14,361	21,069
Medium Risk	6,365	3,032	16,225
Low Risk	922,632	789,147	882,598

Total	$956,322	$824,640	$959,952

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

HDFS is considered to have power over the significant activities of its term asset-backed securitization and asset-backed commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of its VIEs within its consolidated financial statements. Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore are not recorded on a consolidated basis.

HDFS is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.

The Company’s VIEs have been aggregated on the balance sheet due to the similarity of the nature of the assets involved as well as the purpose and design of the VIEs.

Term Asset-Backed Securitization VIEs

The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in each term asset-backed securitizations are only available for payment of that secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2012 to 2018.

There were no term asset-backed securitization transactions completed during the three months ended April 1, 2012 or March 27, 2011.

The following table presents the assets and liabilities of the consolidated term asset-backed securitization SPEs that were included in the Company’s financial statements (in thousands):

	April 1, 2012	December 31, 2011	March 27, 2011
Assets:
Finance receivables	$2,564,585	$2,916,219	$3,000,580
Allowance for credit losses	(56,810)	(65,735)	(81,631)
Restricted cash	245,912	228,776	293,090
Other assets	5,620	6,772	10,499

Total assets	$2,759,307	$3,086,032	$3,222,538

Liabilities
Term asset-backed securitization debt	$1,754,320	$2,087,346	$2,324,763

Asset-Backed Commercial Paper Conduit Facility VIE

On September 9, 2011, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The amended agreement has terms similar to the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the conduit facility has an expiration date of September 7, 2012.

The following table presents the assets of the asset-backed commercial paper conduit facility SPEs that were included in our financial statements (in thousands);

	April 1, 2012	December 31, 2011	March 27, 2011
Finance receivables	$10,689	$13,455	$23,776
Allowance for credit losses	(236)	(302)	(645)
Restricted cash	1,083	879	1,813
Other assets	312	449	598

Total assets	$11,848	$14,481	$25,542

The SPEs had no borrowings outstanding under the conduit facility at April 1, 2012, December 31, 2011 or March 27, 2011, therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	April 1, 2012
	Balance as of April 1, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$997,669	$997,669	$—	$—
Marketable securities	134,946	—	134,946	—
Derivatives	6,345	—	6,345	—

	$1,138,960	$997,669	$141,291	$—

Liabilities:
Derivatives	$2,234	$—	$2,234	$—

	December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,302,367	$1,302,367	$—	$—
Marketable securities	153,380	—	153,380	—
Derivatives	16,443	—	16,443	—

	$1,472,190	$1,302,367	$169,823	$—

Liabilities:
Derivatives	$5,136	$—	$5,136	$—

	March 27, 2011
	Balance as of March 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$593,344	$593,344	$—	$—
Marketable securities	115,209	59,977	55,232	—
Derivatives	18	—	18	—

	$708,571	$653,321	$55,250	$—

Liabilities:
Derivatives	$24,787	$—	$24,787	$—

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	April 1, 2012		December 31, 2011		March 27, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,276,337	$1,276,337	$1,526,950	$1,526,950	$932,515	$932,515
Marketable securities	$134,946	$134,946	$153,380	$153,380	$115,209	$115,209
Accounts receivable, net	$264,272	$264,272	$219,039	$219,039	$297,671	$297,671
Derivatives	$6,345	$6,345	$16,443	$16,443	$18	$18
Finance receivables, net	$5,961,825	$5,877,403	$5,888,040	$5,786,681	$6,105,350	$6,025,423
Restricted cash held by variable interest entities	$246,995	$246,995	$229,655	$229,655	$294,903	$294,903

Liabilities:
Accounts payable	$355,902	$355,902	$255,713	$255,713	$292,676	$292,676
Derivatives	$2,234	$2,234	$5,136	$5,136	$24,787	$24,787
Unsecured commercial paper	$662,343	$662,343	$874,286	$874,286	$488,493	$488,493
Credit facilities	$150,195	$150,195	$159,794	$159,794	$217,651	$217,651
Medium-term notes	$2,936,475	$2,698,232	$2,561,458	$2,298,193	$2,514,092	$2,347,624
Senior unsecured notes	$366,651	$303,000	$376,513	$303,000	$406,961	$303,000
Term asset-backed securitization debt	$1,768,140	$1,754,320	$2,099,060	$2,087,346	$2,366,270	$2,324,763

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain money-market investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities – Marketable securities are recorded in the financial statements at fair value. The fair value of marketable securities is based primarily on quoted market prices of similar financial assets. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholders’ equity. Fair Value is based on Level 2 inputs.

Finance Receivables, Net – Finance receivables, net includes finance receivables held for investment, net and restricted finance receivables held by VIEs, net. Retail and wholesale finance receivables are recorded in the financial statements at historical cost less a provision for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. Fair value is determined based on Level 3 inputs. The historical cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under credit facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of unsecured commercial paper approximates fair value due to its short maturity. Fair value is calculated using Level 2 inputs.

The fair values of the medium-term notes maturing in December 2012, December 2014, March 2016, March 2017 and June 2018 are estimated based upon rates currently available for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.

The fair value of the senior unsecured notes is estimated based upon rates currently available for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.

The fair value of the debt related to term asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities. Fair value is calculated using Level 2 inputs.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction. These derivatives, which hedge assets held by a VIE, did not qualify for hedge accounting treatment and expired during 2011. The fair value of HDFS’s interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves. Fair value is determined using Level 2 inputs.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	April 1, 2012			December 31, 2011			March 27, 2011
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$219,484	$6,345	$—	$306,450	$16,443	$1,852	$300,455	$—	$18,675
Natural gas contracts(c)	918	—	262	3,915	—	265	3,165	—	26
Interest rate swaps - unsecured commercial paper(c)	95,100	—	1,972	102,100	—	3,020	126,000	—	6,068

Total	$315,502	$6,345	$2,234	$412,465	$16,443	$5,137	$429,620	$—	$24,769

	April 1, 2012			December 31, 2011			March 27, 2011
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Derivatives - securitization transactions	$—	$—	$—	$—	$—	$—	$17,723	$18	$18

	$—	$—	$—	$—	$—	$—	$17,723	$18	$18

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended
Cash Flow Hedges	April 1, 2012	March 27, 2011
Foreign currency contracts	$(6,215)	$(10,161)
Natural gas contracts	(315)	(37)
Interest rate swaps - unsecured commercial paper	(15)	(8)

Total	$(6,545)	$(10,206)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Expected to be Reclassified
Cash Flow Hedges	April 1, 2012	March 27, 2011	Over the Next Twelve Months
Foreign currency contracts(a)	$2,421	$(6,007)	$(4,535)
Natural gas contracts(a)	(318)	(258)	262
Interest rate swaps - unsecured commercial paper(b)	(967)	(1,350)	(1,886)

Total	$1,136	$(7,615)	$(6,159)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the three months ended April 1, 2012 and March 27, 2011, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

For the three months ended April 1, 2012 and March 27, 2011, there were no gains or losses recognized in income related to derivative financial instruments designated as fair value hedges.

For the three months ended April 1, 2012 and March 27, 2011, there were no gains or losses recognized in income related to derivative financial instruments not designated as hedging instruments.

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

11. Income Taxes

The Company’s first quarter 2012 income tax rate was 35.3% compared to 34.8% for the same period last year. The first quarter of 2011 was favorably impacted by the Federal research and development credit that expired at the end of 2011.

12. Product Warranty and Safety Recall Campaigns

The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company currently provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company started offering a one-year warranty for Parts & Accessories (P&A) in 2012. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost, which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary safety recall campaigns. The Company reserves for all estimated costs associated with safety recalls in the period that the safety recalls are announced.

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011
Balance, beginning of period	$54,994	$54,134
Warranties issued during the period	14,912	11,225
Settlements made during the period	(13,958)	(10,296)
Recalls and changes to pre-existing warranty liabilities	1,154	2,048

Balance, end of period	$57,102	$57,111

The liability for safety recall campaigns was $8.0 million and $3.4 million as of April 1, 2012 and March 27, 2011, respectively.

13. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended
	April 1, 2012	March 27, 2011
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$172,035	$119,260

Denominator:
Denominator for basic earnings per share-weighted-average common shares	228,988	233,820
Effect of dilutive securities - employee stock compensation plan	2,296	2,083

Denominator for diluted earnings per share-adjusted weighted-average shares outstanding	231,284	235,903

Earnings per common share from continuing operations:
Basic	$0.75	$0.51
Diluted	$0.74	$0.51

Outstanding options to purchase 2.4 million and 3.3 million shares of common stock for the three months ended April 1, 2012 and March 27, 2011, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of April 1, 2012 and March 27, 2011.

14. Employee Benefit Plans

The Company has defined benefit pension plans and postretirement healthcare benefit plans, which cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011
Pension and SERPA Benefits
Service cost	$8,420	$9,273
Interest cost	20,816	20,147
Expected return on plan assets	(29,277)	(26,653)
Amortization of unrecognized:
Prior service cost	740	745
Net loss	10,969	7,554
Curtailment loss	—	236

Net periodic benefit cost	$11,668	$11,302

Postretirement Healthcare Benefits
Service cost	$1,853	$1,907
Interest cost	4,578	4,911
Expected return on plan assets	(2,356)	(2,346)
Amortization of unrecognized:
Prior service credit	(963)	(969)
Net loss	1,855	1,798

Net periodic benefit cost	$4,967	$5,301

The 2011 Restructuring Plan action resulted in a pension plan curtailment loss of $0.2 million, which is included in restructuring expense for the three months ended March 27, 2011. The curtailment loss also resulted in a pension plan remeasurement during the first quarter of 2011 using a discount rate of 5.76% and a postretirement healthcare plan remeasurement using a discount rate of 5.30%. At December 31, 2010, the discount rates used to measure the pension plans and the postretirement healthcare plans were 5.79% and 5.28%, respectively. As a result of the remeasurements, the Company recognized a funded status adjustment consisting of a $0.9 million decrease to its pension and postretirement healthcare liabilities and an increase to other comprehensive income of $0.9 million, or $0.5 million net of tax.

During the first quarter of 2012, the Company voluntarily contributed $200.0 million in cash to further fund its pension plans. No additional pension contributions are required in 2012. The Company also voluntarily contributed $200.0 million in cash to further fund its pension plans during the first quarter of 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011
Motorcycles net revenue	$1,273,369	$1,063,044

Gross profit	456,510	351,866
Selling, administrative and engineering expense	236,995	203,805
Restructuring expense	11,451	22,999

Operating income from Motorcycles	208,064	125,062

Financial services income	156,322	161,886
Financial services expense	88,928	93,951

Operating income from Financial Services	67,394	67,935

Operating income	$275,458	$192,997

16. Commitment and Contingencies

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

17. Supplemental Consolidating Data

The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Three months ended April 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,275,783	$—	$(2,414)	$1,273,369
Financial services	—	155,906	416	156,322

Total revenue	1,275,783	155,906	(1,998)	1,429,691

Costs and expenses:
Motorcycles and related products cost of goods sold	816,859	—	—	816,859
Financial services interest expense	—	51,256	—	51,256
Financial services provision for credit losses	—	9,014	—	9,014
Selling, administrative and engineering expense	236,579	31,072	(1,998)	265,653
Restructuring expense	11,451	—	—	11,451

Total costs and expenses	1,064,889	91,342	(1,998)	1,154,233

Operating income	210,894	64,564	—	275,458
Investment income	226,933	—	(225,000)	1,933
Interest expense	11,495	—	—	11,495

Income before provision for income taxes	426,332	64,564	(225,000)	265,896
Provision for income taxes	70,618	23,243	—	93,861

Income from continuing operations	355,714	41,321	(225,000)	172,035
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$355,714	$41,321	$(225,000)	$172,035

	Three months ended March 27, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,065,490	$—	$(2,446)	$1,063,044
Financial services	—	161,752	134	161,886

Total revenue	1,065,490	161,752	(2,312)	1,224,930

Costs and expenses:
Motorcycles and related products cost of goods sold	711,178	—	—	711,178
Financial services interest expense	—	58,035	—	58,035
Financial services provision for credit losses	—	5,606	—	5,606
Selling, administrative and engineering expense	203,671	32,756	(2,312)	234,115
Restructuring expense	22,999	—	—	22,999

Total costs and expenses	937,848	96,397	(2,312)	1,031,933

Operating income	127,642	65,355	—	192,997
Investment income	126,398	—	(125,000)	1,398
Interest expense	11,481	—	—	11,481

Income before provision for income taxes	242,559	65,355	(125,000)	182,914
Provision for income taxes	40,126	23,528	—	63,654

Income from continuing operations	202,433	41,827	(125,000)	119,260
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$202,433	$41,827	$(125,000)	$119,260

	April 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$929,028	$347,309	$—	$1,276,337
Marketable securities	134,946	—	—	134,946
Accounts receivable, net	581,569	—	(317,297)	264,272
Finance receivables, net	—	1,339,139	—	1,339,139
Restricted finance receivables held by variable interest entities, net	—	546,350	—	546,350
Inventories	467,941	—	—	467,941
Restricted cash held by variable interest entities	—	246,995	—	246,995
Other current assets	174,053	63,497	—	237,550

Total current assets	2,287,537	2,543,290	(317,297)	4,513,530

Finance receivables, net	—	2,020,036	—	2,020,036
Restricted finance receivables held by variable interest entities, net	—	1,971,878	—	1,971,878
Property, plant and equipment, net	761,191	29,873	—	791,064
Goodwill	29,740	—	—	29,740
Other long-term assets	336,167	15,970	(73,038)	279,099

	$3,414,635	$6,581,047	$(390,335)	$9,605,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,738	$392,461	$(317,297)	$355,902
Accrued liabilities	478,227	102,722	(3,330)	577,619
Short-term debt	—	629,143	—	629,143
Current portion of long-term debt	—	399,939		399,939
Current portion of long-term debt held by variable interest entities	—	620,624	—	620,624

Total current liabilities	758,965	2,144,889	(320,627)	2,583,227

Long-term debt	303,000	2,481,688	—	2,784,688
Long-term debt held by variable interest entities	—	1,133,696	—	1,133,696
Pension liability	118,212	—	—	118,212
Postretirement healthcare benefits	265,871	—	—	265,871
Other long-term liabilities	130,278	14,716	—	144,994

Commitments and contingencies (Note 16)

Total shareholders’ equity	1,838,309	806,058	(69,708)	2,574,659

	$3,414,635	$6,581,047	$(390,335)	$9,605,347

	December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$943,330	$583,620	$—	$1,526,950
Marketable securities	153,380	—	—	153,380
Accounts receivable, net	393,615	—	(174,576)	219,039
Finance receivables, net	—	1,168,603	—	1,168,603
Restricted finance receivables held by variable interest entities, net	—	591,864	—	591,864
Inventories	418,006	—	—	418,006
Restricted cash held by variable interest entities	—	229,655	—	229,655
Other current assets	167,423	67,286	—	234,709

Total current assets	2,075,754	2,641,028	(174,576)	4,542,206

Finance receivables, net	—	1,754,441	—	1,754,441
Restricted finance receivables held by variable interest entities, net	—	2,271,773	—	2,271,773
Property, plant and equipment, net	779,330	30,129	—	809,459
Goodwill	29,081	—	—	29,081
Other long-term assets	322,379	17,460	(72,635)	267,204

	$3,206,544	$6,714,831	$(247,211)	$9,674,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,957	$209,332	$(174,576)	$255,713
Accrued liabilities	482,838	85,038	(3,704)	564,172
Short-term debt	—	838,486	—	838,486
Current portion of long-term debt	—	399,916		399,916
Current portion of long-term debt held by variable interest entities	—	640,331	—	640,331

Total current liabilities	703,795	2,173,103	(178,280)	2,698,618

Long-term debt	303,000	2,093,871	—	2,396,871
Long-term debt held by variable interest entities	—	1,447,015	—	1,447,015
Pension liability	302,483	—	—	302,483
Postretirement healthcare benefits	268,582	—	—	268,582
Other long-term liabilities	126,036	14,303	—	140,339

Commitments and contingencies (Note 16)

Total shareholders’ equity	1,502,648	986,539	(68,931)	2,420,256

	$3,206,544	$6,714,831	$(247,211)	$9,674,164

	March 27, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$663,026	$269,489	$—	$932,515
Marketable securities	115,209	—	—	115,209
Accounts receivable, net	630,437	—	(332,766)	297,671
Finance receivables, net	—	1,276,780	—	1,276,780
Restricted finance receivables held by variable interest entities, net	—	637,760	—	637,760
Inventories	372,323	—	—	372,323
Restricted cash held by variable interest entities	—	294,903	—	294,903
Other current assets	172,062	71,365	—	243,427

Total current assets	1,953,057	2,550,297	(332,766)	4,170,588

Finance receivables, net	—	1,806,563	—	1,806,563
Restricted finance receivables held by variable interest entities, net	—	2,304,320	—	2,304,320
Property, plant and equipment, net	769,480	29,611	—	799,091
Goodwill	30,988	—	—	30,988
Other long-term assets	336,759	26,701	(69,868)	293,592

	$3,090,284	$6,717,492	$(402,634)	$9,405,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,746	$378,696	$(332,766)	$292,676
Accrued liabilities	493,896	89,253	(3,066)	580,083
Short-term debt	—	393,393	—	393,393
Current portion of long-term debt held by variable interest entities	—	721,179	—	721,179

Total current liabilities	740,642	1,582,521	(335,832)	1,987,331

Long-term debt	303,000	2,660,375	—	2,963,375
Long-term debt held by variable interest entities	—	1,603,584	—	1,603,584
Pension liability	99,627	—	—	99,627
Postretirement healthcare liability	254,505	—	—	254,505
Other long-term liabilities	145,739	10,733	—	156,472

Commitments and contingencies (Note 16)

Total shareholders’ equity	1,546,771	860,279	(66,802)	2,340,248

	$3,090,284	$6,717,492	$(402,634)	$9,405,142

	Three months ended April 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$355,714	$41,321	$(225,000)	$172,035

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	41,708	1,495	—	43,203
Amortization of deferred loan origination costs	—	18,547	—	18,547
Amortization of financing origination fees	118	2,625	—	2,743
Provision for employee long-term benefits	16,780	513	—	17,293
Contributions to pension and postretirement plans	(206,832)	—	—	(206,832)
Stock compensation expense	10,967	777	—	11,744
Net change in wholesale finance receivables	—	—	(151,046)	(151,046)
Provision for credit losses	—	9,014	—	9,014
Pension and postretirement healthcare plan curtailment and settlement expense	—	—	—	—
Foreign currency adjustments	(2,911)	—	—	(2,911)
Other, net	(1,954)	3,459	—	1,505
Change in current assets and current liabilities:
Accounts receivable	(186,466)	—	142,721	(43,745)
Finance receivables - accrued interest and other	—	3,299	—	3,299
Inventories	(47,168)	—	—	(47,168)
Accounts payable and accrued liabilities	57,993	202,188	(142,721)	117,460
Restructuring reserves	1,296	—	—	1,296
Derivative instruments	(390)	(96)	—	(486)
Other	(18,058)	(1,509)	—	(19,567)

Total adjustments	(334,917)	240,312	(151,046)	(245,651)

Net cash provided by operating activities of continuing operations	20,797	281,633	(376,046)	(73,616)

Cash flows from investing activities of continuing operations:
Capital expenditures	(23,441)	(1,239)	—	(24,680)
Origination of finance receivables	—	(1,617,867)	972,620	(645,247)
Collections of finance receivables	—	1,503,478	(821,574)	681,904
Sales and redemptions of marketable securities	20,042	—	—	20,042

Net cash (used by) provided by investing activities of continuing operations	(3,399)	(115,628)	151,046	32,019

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	397,377	—	397,377
Repayments of securitization debt	—	(333,026)	—	(333,026)
Net borrowings of unsecured commercial paper	—	(211,669)	—	(211,669)
Net decrease in credit facilities	—	(12,839)	—	(12,839)
Net change in restricted cash	—	(17,340)	—	(17,340)
Dividends paid	(35,943)	(225,000)	225,000	(35,943)
Purchase of common stock for treasury	(20,745)	—	—	(20,745)
Excess tax benefits from share based payments	7,962	—	—	7,962
Issuance of common stock under employee stock option plans	16,281	—	—	16,281

Net cash used by financing activities of continuing operations	(32,445)	(402,497)	225,000	(209,942)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	745	181	—	926

Net (decrease) increase in cash and cash equivalents of continuing operations	(14,302)	(236,311)	—	(250,613)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	—	—	—	—

Net (decrease) increase in cash and cash equivalents	$(14,302)	$(236,311)	$—	$(250,613)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$943,330	$583,620	$—	$1,526,950
Cash and cash equivalents of discontinued operations - beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(14,302)	(236,311)	—	(250,613)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$929,028	$347,309	$—	$1,276,337

	Three months ended March 27, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$202,433	$41,827	$(125,000)	$119,260
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	41,340	1,607	—	42,947
Amortization of deferred loan origination costs	—	19,329	—	19,329
Amortization of financing origination fees	118	2,989	—	3,107
Provision for employee long-term benefits	16,445	(882)	—	15,563
Contributions to pension and postretirement plans	(204,816)	—	—	(204,816)
Stock compensation expense	8,481	672	—	9,153
Net change in wholesale finance receivables	—	—	(163,967)	(163,967)
Provision for credit losses	—	5,606	—	5,606
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Foreign currency adjustments	29	—	—	29
Other, net	1,884	12,228	—	14,112
Change in current assets and current liabilities:
Accounts receivable	(167,885)	—	140,837	(27,048)
Finance receivables - accrued interest and other	—	3,542	—	3,542
Inventories	(38,200)	—	—	(38,200)
Accounts payable and accrued liabilities	39,517	152,692	(93,249)	98,960
Restructuring reserves	7,757	—	—	7,757
Derivative instruments	2,178	(21)	—	2,157
Other	(12,706)	47,636	(47,575)	(12,645)

Total adjustments	(305,622)	245,398	(163,954)	(224,178)

Net cash (used by) provided by operating activities of continuing operations	(103,189)	287,225	(288,954)	(104,918)

Cash flows from investing activities of continuing operations:
Capital expenditures	(26,460)	(1,244)	—	(27,704)
Origination of finance receivables	—	(1,406,139)	856,939	(549,200)
Collections of finance receivables	—	1,369,924	(692,972)	676,952
Purchases of marketable securities	(5,000)	—	—	(5,000)
Sales and redemptions of marketable securities	29,974	—	—	29,974

Net cash (used by) provided by investing activities of continuing operations	(1,486)	(37,459)	163,967	125,022

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	447,076	—	447,076
Repayments of securitization debt	—	(430,471)	—	(430,471)
Net decrease in credit facilities and unsecured commercial paper	—	(96,174)	—	(96,174)
Net change in restricted cash	—	(6,016)	—	(6,016)
Dividends paid	(23,643)	(125,000)	125,000	(23,643)
Purchase of common stock for treasury	(4,699)	—	—	(4,699)
Excess tax benefits from share based payments	3,262	—	—	3,262
Issuance of common stock under employee stock option plans	3,861	—	—	3,861

Net cash used by financing activities of continuing operations	(21,219)	(210,585)	125,000	(106,804)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(2,846)	166	(13)	(2,693)
Net (decrease) increase in cash and cash equivalents of continuing operations	(128,740)	39,347	—	(89,393)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(25)	—	—	(25)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	(25)	—	—	(25)

Net (decrease) increase in cash and cash equivalents	$(128,765)	$39,347	$—	$(89,418)

Cash and cash equivalents:
Cash and cash equivalents - beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations - beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(128,765)	39,347	—	(89,418)
Less: Cash and cash equivalents of discontinued operations - end of period	—	—	—	—

Cash and cash equivalents - end of period	$663,026	$269,489	$—	$932,515

18. Subsequent Event

On April 13, 2012, the Company and HDFS entered into a new five-year credit facility totaling $675.0 million. This facility replaces the existing $675.0 million three-year facility that was due to mature in April 2013.

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

Overview

The Company’s income from continuing operations was $172.0 million, or $0.74 per share, for the first quarter of 2012 compared to $119.3 million, or $0.51 per share, in the first quarter of 2011. The increase in income from continuing operations was driven by strong financial performance in the Motorcycles segment. Operating income from the Motorcycles segment was up $83.0 million over last year’s first quarter on a 19.4% increase in wholesale shipments of Harley-Davidson motorcycles, a higher gross margin percentage and lower restructuring costs, partially offset by higher selling and administrative expenses. Operating income from the Financial Services segment was $67.4 million compared to $67.9 million in the year-ago quarter benefiting from increased net interest margin and continued credit performance improvement offset by a significant release in the allowance for credit losses in the first quarter of 2011.

In the first quarter of 2012, worldwide independent dealer retail sales of new Harley-Davidson motorcycles grew 20.3% compared to 2011, including a 25.5% increase in the U.S. and an 11.2% increase in international markets. The Company believes the solid improvement in retail sales of new Harley-Davidson motorcycles reflects strong affinity for the Harley-Davidson brand, the appeal of its 2012 model-year motorcycles and improving macro-economic conditions. In addition, the Company believes that unusually mild weather in the first quarter of 2012 in the United States encouraged early sales to some customers who may have otherwise purchased later in the spring season.

Please refer to the “Results of Operations for the Three Months Ended April 1, 2012” for additional details concerning the results.

(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 10, 2012), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

On April 25, 2012, the Company increased its motorcycle shipment expectation and now expects to ship 245,000 to 250,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2012. The Company’s previous expectation was to ship 240,000 to 245,000 Harley-Davidson motorcycles during 2012. The revised full-year 2012 shipment estimate takes into account strong consumer demand, slightly improved capacity at its York, PA facility (York) and increased production at its Kansas City, MO facility. In the U.S., the Company continues to expect dealers to retail more units than it expects to ship in 2012, resulting in lower year-end retail inventory at dealers during the winter selling season. As previously disclosed, beginning in early 2013, the Company expects to implement flexible production capabilities at York by adding flexible workers thus enabling the Company to increase capacity in the first half of 2013 to more closely match retail demand. The Company expects to achieve the ability to maximize flexibility in the entire manufacturing system during 2014 when it expects that the same capability will be in place for the Kansas City and Wisconsin operations.

In addition, on April 25, 2012 the Company announced that its full-year shipments estimate include expected shipments of 79,000 to 84,000 motorcycles in the second quarter of 2012. The Company’s second quarter planned shipments are expected to significantly reduce its 2012 model-year motorcycle inventory during the second quarter in advance the Company’s implementation of a new enterprise resource planning (ERP) system at York, which is now planned for July 2012 (as discussed below) and the 2013 model year cut-over expected to occur in July 2012.

Also on April 25, 2012, the Company announced that it continues to expect 2012 full-year gross margin to be between 34.75% and 35.75%. The Company expects gross margin will be positively impacted by incremental restructuring savings, increased productivity from continuous improvement opportunities and the 2012 model year pricing actions announced in July 2011. The Company believes that raw material surcharges and temporary inefficiencies resulting from restructuring activities will be comparable to 2011 levels. The Company expects currency to be a headwind in the remainder of 2012 and now expects product mix will be slightly unfavorable for the full year. For the remaining quarters of 2012, the Company expects second quarter gross margin percentage to be level to slightly down from the first quarter of 2012 and third and fourth quarter gross margin percentages to be down from first half levels. The changes in quarterly gross margin percentages are driven by many factors including changes in production volumes. The Company expects production volumes, relative to the first quarter, to be lower in the second quarter due to fewer production days, lower in the third quarter due to the ERP implementation downtime and lower in the fourth quarter given the new capability to flex production that we expect to have in place in York beginning in the first half of 2013, fewer production days and a reduction of company-owned inventory.

The Company also announced that it continues to expect its full-year 2012 effective tax rate from continuing operations to be approximately 35.5%. This guidance excludes the effect of any potential future nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Finally, on April 25, 2012, the Company announced that it continues to expect full-year capital expenditures of between $190 million and $210 million. However, the Company increased the portion of expected capital expenditures dedicated to support restructuring-related activities to approximately $35 million for 2012, compared to the previous estimate of approximately $25 million.

The increase in capital for restructuring-related activities was due to a change in the timing of the ERP implementation at York. The Company had previously expected to launch the ERP implementation in the second quarter of 2012. However, the Company’s extensive systems tests conducted during the first quarter uncovered opportunities to further improve the design of the system. As a result, the Company adjusted the expected timing of the implementation to July 2012.

The adjusted implementation timing will allow the Company to continue to produce motorcycles without the ERP production disruption during the height of its spring selling season. The adjusted timing is expected to slightly reduce the expected downtime during the launch. In addition, the July ERP system launch will sync-up with the start-up of the 2013 model-year motorcycle production, which provides for a more efficient use of the normal transition period to the new model year.

Restructuring Activities(1)

2011 Restructuring Plan

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

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is fully implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

After taking actions to fully implement the new ratified labor agreement, the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the prior contract.

2010 Restructuring Plan

In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency. Once the new contracts are fully implemented, the production system in Wisconsin, like York, will include the addition of a flexible workforce component.

Based on the new ratified labor agreements, the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are fully implemented in 2012 than would be required under the previous contract. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is fully implemented than would be required under the previous contract.

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

Restructuring Costs and Savings

During the first quarter of 2012, the Company incurred $11.5 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $455.8 million in restructuring and impairment expense incurred in prior years since its restructuring activities were initiated in 2009. On April 25, 2012, the

Company re-affirmed its estimate for restructuring expenses related to its combined restructuring plan activities initiated since early 2009 at $500 million to $520 million from 2009 through 2013, and the Company expects approximately 35% of those amounts to be non-cash. The estimated restructuring expense include estimated restructuring expenses of $50 million to $60 million in 2012. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales) (actual);

•	2010 - $172 million (64% operating expense and 36% cost of sales) (actual);

•	2011 - $217 million (51% operating expense and 49% cost of sales) (actual);

•	2012 - $275 million to $295 million (35-45% operating expense and 55-65% cost of sales) (estimated);

•	2013 - $300 million to $320 million (30-40% operating expense and 60-70% cost of sales) (estimated); and

•	Ongoing annually upon completion - $315 million to $335 million (30-40% operating expense and 60-70% cost of sales) (estimated).

Results of Operations for the Three Months Ended April 1, 2012

Compared to the Three Months Ended March 27, 2011

Consolidated Results

	Three months ended
(in thousands, except earnings per share)	April 1, 2012	March 27, 2011	(Decrease) Increase	% Change
Operating income from motorcycles & related products	$208,064	$125,062	$83,002	66.4%
Operating income from financial services	67,394	67,935	(541)	(0.8)

Operating income	275,458	192,997	82,461	42.7
Investment income	1,933	1,398	535	38.3
Interest expense	11,495	11,481	14	0.1

Income before income taxes	265,896	182,914	82,982	45.4
Provision for income taxes	93,861	63,654	30,207	47.5

Income from continuing operations	172,035	119,260	52,775	44.3
Loss from discontinued operations, net of income taxes	—	—	—	N/M

Net income	$172,035	$119,260	$52,775	44.3%

Diluted earnings per share from continuing operations	$0.75	$0.51	$0.24	47.1%
Diluted earnings per share from discontinued operations	$—	$—	$—	N/M
Diluted earnings per share	$0.74	$0.51	$0.23	45.1%

Operating income for the Motorcycles segment during the first quarter of 2012 improved by $83.0 million compared to first quarter 2011. The increase was primarily due to increased motorcycle shipments, higher gross margin and favorable restructuring spending, partially offset by higher selling and administrative expenses. Operating income for the Financial Services segment was strong during the first quarter of 2012, but down slightly compared to the first quarter of 2011 when the Financial Services segment was favorably impacted by a $12.4 million release in the total (retail and wholesale combined) allowance for credit losses. This compares to a $3.2 million release in the total allowance for credit losses in the first quarter of 2012. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

The effective income tax rate for the first quarter of 2012 was 35.3% compared to 34.8% for the first quarter of 2011. The first quarter of 2011 was favorable affected by the Federal research and development benefits that expired at the end of 2011.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 20.3% during the first quarter of 2012 compared to the first quarter of 2011. Retail sales of Harley-Davidson motorcycles increased 25.5% in the United States and 11.2% internationally in the quarter. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 17.5% in the United States and down 2.6% in Europe for the three months ended March 31, 2012 when compared to the same periods in 2011. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	April 1, 2012	March 27, 2011	(Decrease) Increase	% Change
North America Region
United States	39,762	31,691	8,071	25.5%
Canada	2,067	2,037	30	1.5

Total North America Region	41,829	33,728	8,101	24.0

Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,882	9,167	(285)	(3.1)
Other	1,412	1,246	166	13.3

Total EMEA Region	10,294	10,413	(119)	(1.1)

Asia Pacific Region
Japan	2,076	1,831	245	13.4
Other	3,267	2,429	838	34.5

Total Asia Pacific Region	5,343	4,260	1,083	25.4

Latin America Region	2,211	1,194	1,017	85.2

Total Worldwide Retail Sales	59,677	49,595	10,082	20.3%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	Three months ended
	March 31, 2012	March 31, 2011	Increase	% Change
United States(b)	69,125	58,823	10,302	17.5%

	Three months ended
	March 31, 2012	March 31, 2011	Decrease	% Change
Europe(c)	75,114	77,088	(1,974)	-2.6%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.
(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	April 1, 2012		March 27, 2011		Increase	% Change
United States	41,293	64.3%	34,866	64.8%	6,427	18.4%
International	22,970	35.7%	18,961	35.2%	4,009	21.1

Harley-Davidson motorcycle units	64,263	100.0%	53,827	100.0%	10,436	19.4%

Touring motorcycle units	27,158	42.3%	22,496	41.8%	4,662	20.7%
Custom motorcycle units(a)	24,572	38.2%	20,670	38.4%	3,902	18.9
Sportster motorcycle units	12,533	19.5%	10,661	19.8%	1,872	17.6

Harley-Davidson motorcycle units	64,263	100.0%	53,827	100.0%	10,436	19.4%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 64,263 Harley-Davidson motorcycles worldwide during the first quarter of 2012, which was 19.4% higher than the first quarter of 2011. The shipment of 64,263 motorcycles was approximately 1,300 above the high end of the Company’s expected shipment guidance range as a result of higher than expected retail sales. The year-over-year increase in shipments was also aided by six additional calendar days included in the first quarter of 2012 compared to the first quarter of 2011. This adjustment is required every several years to sync up the Company’s fiscal calendar with the regular calendar. The fourth quarter of 2012 will include five fewer calendar days than last year’s fourth quarter. U.S. dealer inventory at the end of the first quarter of 2012 increased approximately 1,500 units over December 2011 in advance of the spring selling season; however, U.S. dealer inventory of new Harley-Davidson motorcycle units was approximately 4,400 lower than at the end of the year ago period. The Company announced on April 25, 2012 that it anticipates shipping between 79,000 to 84,000 Harley-Davidson motorcycle units in the second quarter of 2012.(1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011	Increase (Decrease)	% Change
Revenue:
Motorcycles	$995,902	$833,501	$162,401	19.5%
Parts & Accessories	199,058	164,333	34,725	21.1
General Merchandise	74,606	62,566	12,040	19.2
Other	3,803	2,644	1,159	43.8

Total revenue	1,273,369	1,063,044	210,325	19.8

Cost of goods sold	816,859	711,178	105,681	14.9

Gross profit	456,510	351,866	104,644	29.7

Selling & administrative expense	206,993	173,254	33,739	19.5
Engineering expense	30,002	30,551	(549)	(1.8)
Restructuring expense	11,451	22,999	(11,548)	(50.2)

Operating expense	248,446	226,804	21,642	9.5

Operating income from motorcycles	$208,064	$125,062	$83,002	66.4%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2011 to the first quarter of 2012 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
March 27, 2011	$1,063.0	$711.1	$351.9

Volume	208.3	140.4	67.9
Price	8.5	—	8.5
Foreign currency exchange rates and hedging	(2.7)	(13.6)	10.9
Shipment mix	(3.8)	(3.4)	(0.4)
Raw material prices	—	1.6	(1.6)
Manufacturing costs	—	(19.3)	19.3

Total	210.3	105.7	104.6

April 1, 2012	$1,273.3	$816.8	$456.5

•	On average, wholesale prices on the Company’s 2012 model-year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•

Foreign currency exchange rates during the first quarter of 2012 resulted in a negative impact on net revenue. Gains and losses associated with foreign currency hedging (included in cost of goods sold) and the revaluation of foreign-denominated assets and liabilities were favorable when compared to the same period last year and more than offset the unfavorable impact of revenue.

•	Shipment mix unfavorability was primarily driven by higher sales of Parts and Accessories and General Merchandise into international markets where margins are generally lower than domestic margins.

•	Raw material prices were higher in the first quarter of 2012 relative to the first quarter of 2011 primarily due to increasing fuel costs and a slight increase in metal costs.

•

Manufacturing costs benefitted from restructuring savings, incremental margin on higher volumes and lower year over year temporary inefficiencies related to restructuring, partially offset by inflation. Temporary inefficiencies related to restructuring activities were $7 million in the first quarter of 2012 and the Company expects temporary inefficiencies to be approximately $6 million to $9 million, $9 million to $14 million and $5 million to $8 million for the second, third and fourth quarters of 2012, respectively, for a total of approximately $32 million for 2012.(1)

The net increase in operating expense was primarily due to higher selling and administrative expense driven by six more days in the first quarter of 2012 compared to the first quarter of 2011. The higher selling and administrative expenses were partially offset by lower restructuring expense related to the Company’s previously announced restructuring activities. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011	(Decrease) Increase	% Change
Interest income	$143,979	$149,425	$(5,446)	(3.6%)
Other income	12,343	12,461	(118)	(0.9)

Financial services revenue	156,322	161,886	(5,564)	(3.4)

Interest expense	51,256	58,035	(6,779)	(11.7)
Provision for credit losses	9,014	5,606	3,408	60.8
Operating expenses	28,658	30,310	(1,652)	(5.5)

Financial services expense	88,928	93,951	(5,023)	(5.3)

Operating income from financial services	$67,394	$67,935	$(541)	(0.8%)

Interest income for the three months ended April 1, 2012 decreased due to lower finance receivables outstanding primarily due to a declining portfolio of retail finance receivables as a result of lower U.S. retail motorcycle sales over the last few years. Interest expense was lower primarily due to a more favorable cost of funds.

The provision for credit losses related to retail motorcycle finance receivables increased by $6.6 million in the first quarter of 2012 compared to the first quarter of 2011. During the first quarter of 2011, the provision for retail credit losses was favorably impacted by a $12.7 million release in the allowance for retail credit losses.

This compares to a $2.0 million release in the first quarter of 2012. The unfavorable impact resulting from a lower release in the allowance for retail losses was partially offset by favorable retail motorcycle finance receivable credit loss performance in the first quarter of 2012 as compared to the first quarter of 2011. The provision for credit losses related to wholesale motorcycle finance receivables decreased by $1.9 million during the first quarter of 2012 compared to the first quarter of 2011.

The Company believes that 2012 operating income from Financial Services will be lower than 2011. Lower net interest income is anticipated as the portfolio of retail finance receivables continues to contract. The Company expects a modest tightening of margins on prime tier retail lending due to a more competitive lending environment.(1) In addition, during 2011 releases in the allowance for credit losses totaled $40 million, and the Company does not anticipate a comparable amount of releases during 2012. (1) Although the Company expects lower operating income in 2012 compared to 2011, it expects to continue to report positive operating income in 2012. (1)

Annualized losses on HDFS’ retail motorcycle loans were 1.00% during the first quarter of 2012 compared to 1.58% in the first quarter of 2011. The decrease in credit losses from 2011 was due to a lower frequency of loss. The 30-day delinquency rate for retail motorcycle loans at April 1, 2012 decreased to 2.56% from 3.68% at March 27, 2011.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011
Balance, beginning of period	$125,449	$173,589
Provision for finance credit losses	9,014	5,606
Charge-offs	(25,852)	(35,191)
Recoveries	13,892	15,680

Balance, end of period	$122,503	$159,684

At April 1, 2012, the allowance for credit losses on finance receivables was $9.6 million for wholesale receivables and $112.9 million for retail receivables, which includes $57.0 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At March 27, 2011, the allowance for credit losses on finance receivables was $18.0 million for wholesale receivables and $141.7 million for retail receivables, which includes $82.3 million related to receivables held by VIEs.

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Liquidity and Capital Resources as of April 1, 2012(1)

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

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

April 1, 2012
Cash and cash equivalents	$1,276,337
Marketable securities	134,946

Total cash and cash equivalents and marketable securities	1,411,283

Global credit facilities	537,462
Asset-backed conduit facility(a)	600,000

Total availability under credit facilities	1,137,462

Total	$2,548,745

(a)	The conduit facility is set to expire in September 2012.

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

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Three months ended
	April 1, 2012	March 27, 2011
Net cash used by operating activities	$(73,616)	$(104,918)
Net cash provided by investing activities	32,019	125,022
Net cash used by financing activities	(209,942)	(106,804)
Effect of exchange rate changes on cash and cash equivalents	926	(2,693)

Net decrease in cash and cash equivalents of continuing operations	$(250,613)	$(89,393)

Operating Activities of Continuing Operations

The decrease in cash used by operating activities for the first three months of 2012 compared to the first three months of 2011 was due primarily to increased Motorcycles Segment earnings partially offset by changes in working capital. The Company made a voluntary $200.0 million contribution to the Company’s pension plans in the first quarter of 2012 and in the first quarter of 2011. No additional pension contributions are required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $24.7 million in the first quarter of 2012 compared to $27.7 million in the same period last year. Net cash inflows from finance receivables, net for the first three months of 2012 were $91.1 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2012. A net increase in marketable securities during the first quarter of 2012 resulted in lower investing cash flows of approximately $5 million compared to the same period last year.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $20.7 million in the first quarter of 2012 compared to $4.7 million for the same period last year. Share repurchases during the first quarter of 2012 included 0.5 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases during the first quarter of 2011 were limited to shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of April 1, 2012, there were 16.7 million shares remaining on a board-approved share repurchase authorization. In addition, as of April 1, 2012, 2.9 million shares remained on a separate board-approved share repurchase authorization that is in place to offset option exercises. In total at April 1, 2012, the Company had authorization to repurchase 19.6 million shares of its common stock.

The Company paid dividends of $0.155 per share totaling $35.9 million during the first three months of 2012 and $0.10 per share totaling $23.5 million during the first three months of 2011.

Financing cash flows related to debt activity resulted in net cash outflows of $160.2 million in the first quarter of 2012 compared to $79.6 million in the first quarter of 2011. The Company’s total outstanding debt consisted of the following (in thousands):

	April 1, 2012	March 27, 2011
Global credit facilities	$150,195	$217,651
Unsecured commercial paper	662,343	488,493
Medium-term notes	2,698,232	2,347,624
Senior unsecured notes	303,000	303,000

	3,813,770	3,356,768

Term asset-backed securitization debt held by VIEs	1,754,320	2,324,763

Total debt	$5,568,090	$5,681,531

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of April 1, 2012 were as follows:

	Short-Term	Long-Term	Outlook

Moody’s	P2	Baa1	Stable

Standard & Poor’s	A2	BBB+	Stable

Fitch	F2	BBB+	Positive

Global Credit Facilities – On April 13, 2012, the Company and HDFS entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million three-year credit facility that was due to mature in April 2013. The new five-year credit facility matures in April 2017. The Company and HDFS also have a $675.0 million four-year credit facility which matures in April 2015. The new five-year credit facility and the four-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of April 1, 2012 supported by the $675.0 million three-year credit facility that was replaced in April 2012 and the $675.0 million four-year credit facility discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility or through the use of operating cash flow.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at April 1, 2012 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	5.25%	December 2007	December 2012
$500,000	5.75%	November 2009	December 2014
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$950,131	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $1.9 million and $2.4 million at April 1, 2012 and March 27, 2011, respectively.

In January 2012, HDFS issued $400.0 million of medium-term notes, which mature in March 2017 and have an annual interest rate of 2.7%.

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

Asset-Backed Commercial Paper Conduit Facility – On September 9, 2011, HDFS amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. The agreement has similar terms as the prior agreement and is for the same amount. At April 1, 2012, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of April 1, 2012, the conduit facility expires on September 7, 2012.

Term Asset-Backed Securitization Debt Held by VIEs – There were no term asset-backed securitization transactions during the three months ended April 1, 2012 or March 27, 2011.

For all of the term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2012 to 2018.

As of April 1, 2012, the assets of the VIEs totaled $2.76 billion, of which $2.51 billion of finance receivables and $245.9 million of cash were restricted as collateral for the payment of $1.75 billion of obligations under the secured notes. Approximately $620.6 million of the obligations under the secured notes were classified as current at April 1, 2012, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of April 1, 2012 and March 27, 2011, HDFS had no outstanding borrowings owed to the Company under this agreement.

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

Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter through June 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the asset-backed commercial paper conduit facility.

At April 1, 2012, HDFS and the Company remained in compliance with all of the then existing covenants.

Cash Flows from Discontinued Operations

There were no cash flows from discontinued operations during the three months ended April 1, 2012 and March 27, 2011, respectively.

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

Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of the Quarterly report on From 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended April 1, 2012:

2012 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 5	208,515	$44	208,515	18,711,359
February 6 to March 4	249,963	$46	249,963	19,487,478
March 5 to April 1	755	$46	755	19,645,243

Total	459,233	$45	459,233

(a)	Includes discretionary share repurchases and shares of common stock that employees surrenderd to satisfy withholding taxes in connection with the vesting of restricted stock awards

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 254,410 shares during the quarter ended April 1, 2012 under this authorization. As of April 1, 2012, 2.9 million shares remained under this authorization.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of April 1, 2012, 16.7 million shares remained under this authorization.

From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 authorization or 2007 authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2012, the Company acquired 204,823 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 57 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 10, 2012	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: May 10, 2012	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

4.1	Amendment No. 1, dated as of April 13, 2012, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 4-year Credit Agreement dated as of April 28, 2011 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent

4.2	5-Year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent

10.1*	Director Compensation Policy effective April 28, 2012

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended April 1, 2012, filed on May 10, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.