Form 10-Q
period 2012-07-01
HARLEY DAVIDSON INC
filed 2012-08-09
CIK 793952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Number of shares of the registrant’s common stock outstanding at August 2, 2012: 227,900,158 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended July 1, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
	2012	2011	2012	2011
Revenue:
Motorcycles and related products	$1,569,047	$1,339,744	$2,842,416	$2,402,788
Financial services	160,613	165,853	316,935	327,739

Total revenue	1,729,660	1,505,597	3,159,351	2,730,527
Costs and expenses:
Motorcycles and related products cost of goods sold	1,005,230	871,476	1,822,089	1,582,654
Financial services interest expense	48,712	56,991	99,968	115,026
Financial services provision for credit losses	(5,259)	(6,790)	3,754	(1,184)
Selling, administrative and engineering expense	283,244	268,424	548,898	502,539
Restructuring expense	6,220	13,594	17,671	36,593

Total costs and expenses	1,338,147	1,203,695	2,492,380	2,235,628
Operating income	391,513	301,902	666,971	494,899
Investment income	2,231	1,748	4,164	3,146
Interest expense	11,595	11,350	23,090	22,831

Income before provision for income taxes	382,149	292,300	648,045	475,214
Provision for income taxes	134,899	101,720	228,760	165,374

Income from continuing operations	247,250	190,580	419,285	309,840
Income from discontinued operations, net of tax	—	—	—	—

Net income	$247,250	$190,580	$419,285	$309,840

Earnings per common share from continuing operations:
Basic	$1.08	$0.81	$1.83	$1.32
Diluted	$1.07	$0.81	$1.81	$1.31
Earnings per common share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Earnings per common share:
Basic	$1.08	$0.81	$1.83	$1.32
Diluted	$1.07	$0.81	$1.81	$1.31
Cash dividends per common share	$0.155	$0.125	$0.310	$0.225

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
	2012	2011	2012	2011
Comprehensive income	$245,646	$207,055	$426,462	$345,486

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)		(Unaudited)
	July 1,	December 31,	June 26,
	2012	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,071,496	$1,526,950	$973,478
Marketable securities	135,848	153,380	244,555
Accounts receivable, net	250,268	219,039	265,663
Finance receivables, net	1,398,553	1,168,603	1,144,886
Restricted finance receivables held by variable interest entities, net	456,285	591,864	573,208
Inventories	323,046	418,006	337,472
Restricted cash held by variable interest entities	188,564	229,655	244,060
Other current assets	245,807	234,709	217,656

Total current assets	4,069,867	4,542,206	4,000,978

Finance receivables, net	2,569,187	1,754,441	2,306,165
Restricted finance receivables held by variable interest entities, net	1,592,544	2,271,773	1,939,181
Property, plant and equipment, net	776,793	809,459	788,943
Goodwill	28,604	29,081	31,156
Other long-term assets	279,789	267,204	295,556

	$9,316,784	$9,674,164	$9,361,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,239	$255,713	$277,395
Accrued liabilities	535,097	564,172	590,096
Short-term debt	845,868	838,486	694,137
Current portion of long-term debt	399,962	399,916	—
Current portion of long-term debt held by variable interest entities	507,427	640,331	635,604

Total current liabilities	2,540,593	2,698,618	2,197,232

Long-term debt	2,745,189	2,396,871	2,893,462
Long-term debt held by variable interest entities	831,805	1,447,015	1,217,778
Pension liability	122,496	302,483	103,511
Postretirement healthcare liability	263,295	268,582	258,881
Other long-term liabilities	147,019	140,339	159,719

Commitments and contingencies (Note 16)

Total shareholders’ equity	2,666,387	2,420,256	2,531,396

	$9,316,784	$9,674,164	$9,361,979

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	July 1,	June 26,
	2012	2011
Net cash provided by operating activities of continuing operations (Note 3)	$288,242	$472,962
Cash flows from investing activities of continuing operations:
Capital expenditures	(60,078)	(69,267)
Origination of finance receivables	(1,583,572)	(1,434,607)
Collections on finance receivables	1,435,790	1,416,610
Purchases of marketable securities	(4,993)	(142,653)
Sales and redemptions of marketable securities	23,046	39,966

Net cash used by investing activities of continuing operations	(189,807)	(189,951)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	397,373	447,076
Proceeds from securitization debt	91,030	—
Repayments of securitization debt	(839,401)	(901,851)
Net (decrease) increase in credit facilities and unsecured commercial paper	(46,629)	131,039
Net change in restricted cash	41,091	44,827
Dividends	(71,645)	(53,152)
Purchase of common stock for treasury	(172,742)	(5,678)
Excess tax benefits from share-based payments	15,730	3,476
Issuance of common stock under employee stock option plans	35,337	4,534

Net cash used by financing activities of continuing operations	(549,856)	(329,729)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(4,033)	(1,702)

Net decrease in cash and cash equivalents of continuing operations	(455,454)	(48,420)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	(35)
Cash flows from investing activities of discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—

	—	(35)

Net decrease in cash and cash equivalents	$(455,454)	$(48,455)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,526,950	$1,021,933
Cash and cash equivalents of discontinued operations—beginning of period	—	—
Net decrease in cash and cash equivalents	(455,454)	(48,455)
Less: Cash and cash equivalents of discontinued operations—end of period	—	—

Cash and cash equivalents—end of period	$1,071,496	$973,478

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of July 1, 2012 and June 26, 2011, the condensed consolidated statements of operations for the three and six month periods then ended, the condensed consolidated statements of comprehensive income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended.

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

2. New Accounting Standards

Accounting Standards Recently Adopted

In May 2011, the FASB issued ASU No. 2011-4 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS.) ASU No. 2011-04 clarifies the application of the existing guidance within ASC Topic 820, Fair Value Measurement, to ensure consistency between U.S. GAAP and IFRS. ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Level 1 and 2 in the fair value hierarchy. The Company adopted ASU No. 2011-04 on January 1, 2012. The required new disclosures are presented in Note 9.

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

3. Additional Balance Sheet and Cash Flow Information

Marketable Securities

The Company’s marketable securities consisted of the following (in thousands):

	July 1,	December 31,	June 26,
	2012	2011	2011
Available-for-sale:
Corporate bonds	$135,848	$153,380	$194,556
U.S. Treasuries	—	—	49,999

	$135,848	$153,380	$244,555

The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first half of 2012 and 2011, the Company recognized gross unrealized gains in other comprehensive income of $0.5 million and $1.7 million, respectively, or $0.3 million and $1.1 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 12 to 48 months.

Inventories

Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	July 1,	December 31,	June 26,
	2012	2011	2011
Components at the lower of FIFO cost or market
Raw materials and work in process	$116,166	$113,932	$108,518
Motorcycle finished goods	120,199	226,261	147,787
Parts and accessories and general merchandise	131,040	121,340	115,202

Inventory at lower of FIFO cost or market	367,405	461,533	371,507
Excess of FIFO over LIFO cost	(44,359)	(43,527)	(34,035)

	$323,046	$418,006	$337,472

Operating Cash Flow

The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	July 1,	June 26,
	2012	2011
Cash flows from operating activities:
Net income	$419,285	$309,840
Loss from discontinued operations	—	—

Income from continuing operations	419,285	309,840

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	85,997	89,543
Amortization of deferred loan origination costs	38,075	39,054
Amortization of financing origination fees	5,021	5,833
Provision for employee long-term benefits	34,263	34,456
Contributions to pension and postretirement plans	(213,648)	(205,498)
Stock compensation expense	22,119	20,537
Net change in wholesale finance receivables related to sales	(124,919)	11,909
Provision for credit losses	3,754	(1,184)
Pension and postretirement healthcare plan curtailment and settlement expense	—	236
Foreign currency adjustments	8,143	(2,813)
Other, net	5,567	27,226
Changes in current assets and liabilities:
Accounts receivable, net	(34,977)	8,301
Finance receivables—accrued interest and other	2,912	5,553
Inventories	89,162	(530)
Accounts payable and accrued liabilities	(12,286)	133,838
Restructuring reserves	(9,915)	3,195
Derivative instruments	(1,420)	1,195
Other	(28,891)	(7,729)

Total adjustments	(131,043)	163,122

Net cash provided by operating activities of continuing operations	$288,242	$472,962

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

5. Restructuring Expense

2011 Restructuring Plans

In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers (2011 New Castalloy Restructuring Plan). The Company expects the transition of supply from New Castalloy to be complete by mid-2013. The decision to close New Castalloy came as part of the Company’s overall long term strategy to develop world-class manufacturing capability throughout the Company by restructuring and consolidating operations for greater competitiveness, efficiency and flexibility. In connection with this decision, the Company will reduce its workforce by approximately 200 employees by mid-2013.

Under the 2011 New Castalloy Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur approximately $30 million in restructuring charges related to the transition through 2013. Approximately 35% of the $30 million will be non-cash charges. On a cumulative basis, the Company has incurred $15.4 million of restructuring expense under the 2011 New Castalloy Restructuring Plan as of July 1, 2012, of which $6.0 million was incurred during the first six months of 2012.

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

Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $14 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. On a cumulative basis, the Company has incurred $7.8 million of restructuring expense under the 2011 Kansas City Restructuring Plan as of July 1, 2012. During the first six months of 2012, the Company released a portion of its 2011 Kansas City Restructuring Plan reserve related to severance costs as these costs are no longer expected to be incurred.

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

The following table summarizes the Motorcycle segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Six months ended July 1, 2012
	Kansas City			New Castalloy				Consolidated
	Employee			Employee
	Severance and			Severance and
	Termination			Termination	Accelerated
	Costs	Other	Total	Costs	Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	—	—	—	1,141	4,093	755	5,989	5,989
Utilized—cash	—	—	—	(312)	—	(722)	(1,034)	(1,034)
Utilized—noncash	—	—	—	—	(4,093)	—	(4,093)	(4,093)
Noncash reserve release	(967)	—	(967)	—	—	—	—	(967)

Balance, end of period	$3,156	$—	$3,156	$9,257	$—	$338	$9,595	$12,751

	Six months ended June 26, 2011
	Kansas City
	Employee
	Severance and
	Termination
	Costs	Other	Total
Restructuring expense	7,177	340	7,517
Utilized—cash	(3,843)	(340)	(4,183)
Utilized—noncash	(236)	—	(236)

Balance, end of period	$3,098	$—	$3,098

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

Based on the new ratified labor agreements (2010 Restructuring Plan), the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are fully implemented than would have been required under the prior contracts. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is fully implemented than would have been required under the prior contract.

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $62 million in restructuring expenses related to the new contracts through 2012, of which approximately 42% are expected to be non-cash. On a cumulative basis, the Company has incurred $60.4 million of restructuring expense under the 2010 Restructuring Plan as of July 1, 2012, of which $3.5 million was incurred during the first six months of 2012.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Six months ended	Six months ended
	July 1, 2012	June 26, 2011
	Employee	Employee
	Severance and	Severance and
	Termination Costs	Termination Costs
Balance, beginning of period	$20,361	$8,652
Restructuring expense	3,457	6,296
Utilized—cash	(10,053)	(732)

Balance, end of period	$13,765	$14,216

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

The 2009 Restructuring Plan includes an estimated reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $384 million to $404 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $389.8 million of restructuring and impairment expense under the 2009 Restructuring Plan as of July 1, 2012, of which $9.2 million was incurred during the first six months of 2012.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities (in thousands):

	Six months ended July 1, 2012
	Motorcycles & Related Products
	Employee
	Severance and	Accelerated
	Termination Costs	Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	331	—	10,888	11,219
Utilized—cash	(1,878)	—	(10,888)	(12,766)
Utilized—noncash	—	—	—	—
Noncash reserve release	(2,027)	—	—	(2,027)

Balance, end of period	$6,515	$—	$—	$6,515

	Six months ended June 26, 2011
	Motorcycles & Related Products
	Employee
	Severance and	Accelerated
	Termination Costs	Depreciation	Other	Total
Balance, beginning of period	$23,818	$—	$2,764	$26,582
Restructuring expense	3,504	—	19,276	22,780
Utilized—cash	(8,159)	—	(20,341)	(28,500)
Utilized—noncash	—	—	253	253
Balance, end of period	$19,163	$—	$1,952	$21,115

Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the first six months of 2012, the Company released a portion of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred.

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

Finance receivables, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	July 1,	December 31,	June 26,
	2012	2011	2011
Retail	$5,225,779	$5,087,490	$5,374,055
Wholesale	905,038	824,640	733,789

	6,130,817	5,912,130	6,107,844
Allowance for credit losses	(114,248)	(125,449)	(144,404)

	$6,016,569	$5,786,681	$5,963,440

At July 1, 2012, December 31, 2011 and June 26, 2011, the Company’s Condensed Consolidated Balance Sheet included finance receivables, net of $2.05 billion, $2.86 billion and $2.51 billion, respectively, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 7. These receivables are included in retail finance receivables in the table above.

A provision for credit losses on finance receivables is charged or credited to earnings in amounts that the Company believes are sufficient to maintain the allowance for credit losses on finance receivables at a level that is adequate to cover losses of principal inherent in the existing portfolio. The allowance for credit losses on finance receivables represents management’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date. However, due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company could differ from the amounts estimated.

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended July 1, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$112,857	$9,646	$122,503
Provision for credit losses	(3,681)	(1,578)	(5,259)
Charge-offs	(17,054)	—	(17,054)
Recoveries	14,058	—	14,058

Balance, end of period	$106,180	$8,068	$114,248

	Three months ended June 26, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$141,704	$17,980	$159,684
Provision for credit losses	(2,596)	(4,194)	(6,790)
Charge-offs	(22,903)	(330)	(23,233)
Recoveries	14,743	—	14,743

Balance, end of period	$130,948	$13,456	$144,404

	Six months ended July 1, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	5,023	(1,269)	3,754
Charge-offs	(42,906)	—	(42,906)
Recoveries	27,951	—	27,951

Balance, end of period	$106,180	$8,068	$114,248

	Six months ended June 26, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for credit losses	843	(2,027)	(1,184)
Charge-offs	(58,094)	(330)	(58,424)
Recoveries	30,408	15	30,423

Balance, end of period	$130,948	$13,456	$144,404

Included in the $106.2 and $130.9 million retail allowance for credit losses on finance receivables is $41.9 and $62.1 million, respectively, related to finance receivables held by VIEs.

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

The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance for credit losses is based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past loan loss experience, current economic conditions, and the value of the underlying collateral.

Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize the economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total restructured finance receivables are not significant.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment was, as follows (in thousands):

	July 1, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,180	8,068	114,248

Total allowance for credit losses	$106,180	$8,068	$114,248

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,225,779	905,038	6,130,817

Total finance receivables	$5,225,779	$905,038	$6,130,817

	December 31, 2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	116,112	9,337	125,449

Total allowance for credit losses	$116,112	$9,337	$125,449

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,087,490	824,640	5,912,130

Total finance receivables	$5,087,490	$824,640	$5,912,130

	June 26, 2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$3,031	$3,031
Collectively evaluated for impairment	130,948	10,425	141,373

Total allowance for credit losses	$130,948	$13,456	$144,404

Finance receivables, ending balance:
Individually evaluated for impairment	$—	$4,676	$4,676
Collectively evaluated for impairment	5,374,055	729,113	6,103,168

Total finance receivables	$5,374,055	$733,789	$6,107,844

There were no wholesale finance receivables at July 1, 2012 or December 31, 2011 that were individually deemed to be impaired under ASC Topic 310, “Receivables.” Additional information related to the wholesale finance receivables that were individually deemed to be impaired under ASC Topic 310, “Receivables,” at June 26, 2011 includes (in thousands):

June 26, 2011
				Three months ended		Six months ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—	$—	$—
Related allowance recorded	4,676	4,441	3,031	4,932	—	5,050	—

Total impaired wholesale finance receivables	$4,676	$4,441	$3,031	$4,932	$—	$5,050	$—

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off at 120 days contractually past due. Retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of July 1, 2012, December 31, 2011 and June 26, 2011, all retail finance receivables were accounted for as interest-earning receivables, of which $14.8 million, $27.5 million and $18.7 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. A specific allowance for credit losses is established once management determines that the borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at July 1, 2012 or December 31, 2011. The recorded investment of non-accrual status wholesale finance receivables at June 26, 2011 was $4.7 million. At July 1, 2012, December 31, 2011 and June 26, 2011, $0.6 million, $0.9 million, and $1.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.

An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables was as follows (in thousands):

	July 1, 2012
				Greater than		Total
		31-60 Days	61-90 Days	90 Days	Total	Finance
	Current	Past Due	Past Due	Past Due	Past Due	Receivables
Retail	$5,101,847	$84,858	$24,247	$14,827	$123,932	$5,225,779
Wholesale	902,891	1,125	468	554	2,147	905,038

Total	$6,004,738	$85,983	$24,715	$15,381	$126,079	$6,130,817

	December 31, 2011
				Greater than		Total
		31-60 Days	61-90 Days	90 Days	Total	Finance
	Current	Past Due	Past Due	Past Due	Past Due	Receivables
Retail	$4,915,711	$107,373	$36,937	$27,469	$171,779	$5,087,490
Wholesale	822,610	777	344	909	2,030	824,640

Total	$5,738,321	$108,150	$37,281	$28,378	$173,809	$5,912,130

	June 26, 2011
				Greater than		Total
		31-60 Days	61-90 Days	90 Days	Total	Finance
	Current	Past Due	Past Due	Past Due	Past Due	Receivables
Retail	$5,205,300	$115,163	$34,860	$18,732	$168,755	$5,374,055
Wholesale	730,476	816	387	2,110	3,313	733,789

Total	$5,935,776	$115,979	$35,247	$20,842	$172,068	$6,107,844

A significant part of managing HDFS’ finance receivable portfolios includes the assessment of credit risk associated with each borrower. As the credit risk varies between the retail and wholesale portfolios, HDFS utilizes different credit risk indicators for each portfolio.

HDFS manages retail credit risk through its credit approval policy and ongoing collection efforts. HDFS uses FICO scores, a standard credit rating measurement, to differentiate the expected default rates of retail credit applicants enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. Retail loans with a FICO score of 640 or above at origination are considered prime, and loans with a FICO score below 640 are considered sub-prime. These credit quality indicators are determined at the time of loan origination and are not updated subsequent to the loan origination date.

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	July 1, 2012	December 31, 2011	June 26, 2011
Prime	$4,181,527	$4,097,048	$4,313,863
Sub-prime	1,044,252	990,442	1,060,192

Total	$5,225,779	$5,087,490	$5,374,055

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	July 1, 2012	December 31, 2011	June 26, 2011
Doubtful	$9,467	$13,048	$12,386
Substandard	5,902	5,052	21,088
Special Mention	7,897	14,361	12,887
Medium Risk	808	3,032	12,861
Low Risk	880,964	789,147	674,567

Total	$905,038	$824,640	$733,789

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

Term Asset-Backed Securitization VIEs

The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in each term asset-backed securitization are only available for payment of that secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2012 to 2018.

During the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium, which will be recognized over the term of the notes. At July 1, 2012, the unaccreted premium associated with these notes was $1.8 million. There was no additional term-asset backed securitization activity during the six months ended July 1, 2012. There were no term-asset backed securitization transactions during the six months ended June 26, 2011.

The following table presents the assets and liabilities of the consolidated term asset-backed securitization SPEs that were included in the Company’s financial statements (in thousands):

	July 1,	December 31,	June 26,
	2012	2011	2011
Assets:
Finance receivables	$2,082,375	$2,916,219	$2,554,758
Allowance for credit losses	(41,781)	(65,735)	(61,642)
Restricted cash	187,782	228,776	242,618
Other assets	4,243	6,772	7,594

Total assets	$2,232,619	$3,086,032	$2,743,328

Liabilities
Term asset-backed securitization debt	$1,339,232	$2,087,346	$1,853,382

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

	July 1,	December 31,	June 26,
	2012	2011	2011
Finance receivables	$8,403	$13,455	$19,747
Allowance for credit losses	(168)	(302)	(475)
Restricted cash	782	879	1,443
Other assets	158	449	288

Total assets	$9,175	$14,481	$21,003

The SPEs had no borrowings outstanding under the conduit facility at July 1, 2012, December 31, 2011 or June 26, 2011, therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 1, 2012
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	July 1, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$764,147	$764,147	$—	$—
Marketable securities	135,848	—	135,848	—
Derivatives	8,879	—	8,879	—

	$908,874	$764,147	$144,727	$—

Liabilities:
Derivatives	$2,042	$—	$2,042	$—

	December 31, 2011
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,302,367	$1,302,367	$—	$—
Marketable securities	153,380	—	153,380	—
Derivatives	16,443	—	16,443	—

	$1,472,190	$1,302,367	$169,823	$—

Liabilities:
Derivatives	$5,136	$—	$5,136	$—

	June 26, 2011
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	June 26, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$582,808	$582,808	$—	$—
Marketable securities	244,555	49,999	194,556	—
Derivatives	—	—	—	—

	$827,363	$632,807	$194,556	$—

Liabilities:
Derivatives	$14,933	$—	$14,933	$—

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	July 1, 2012		December 31, 2011		June 26, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,071,496	$1,071,496	$1,526,950	$1,526,950	$973,478	$973,478
Marketable securities	$135,848	$135,848	$153,380	$153,380	$244,555	$244,555
Accounts receivable, net	$250,268	$250,268	$219,039	$219,039	$265,663	$265,663
Derivatives	$8,879	$8,879	$16,443	$16,443	$—	$—
Finance receivables, net	$6,099,619	$6,016,569	$5,888,040	$5,786,681	$6,052,156	$5,963,440
Restricted cash held by variable interest entities	$188,564	$188,564	$229,655	$229,655	$244,060	$244,060

Liabilities:
Accounts payable	$252,239	$252,239	$255,713	$255,713	$277,395	$277,395
Derivatives	$2,042	$2,042	$5,136	$5,136	$14,933	$14,933
Unsecured commercial paper	$845,868	$845,868	$874,286	$874,286	$735,737	$735,737
Credit facilities	$143,792	$143,792	$159,794	$159,794	$201,112	$201,112
Medium-term notes	$2,967,112	$2,698,359	$2,561,458	$2,298,193	$2,555,926	$2,347,750
Senior unsecured notes	$360,791	$303,000	$376,513	$303,000	$391,051	$303,000
Term asset-backed securitization debt	$1,345,452	$1,339,232	$2,099,060	$2,087,346	$1,883,465	$1,853,382

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain money-market investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Marketable Securities – Marketable securities are recorded in the financial statements at fair value. The fair value of marketable securities is based primarily on quoted market prices of similar financial assets. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholders’ equity. Fair Value is based on Level 1 or Level 2 inputs.

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

Derivatives – Interest rate swaps, foreign currency exchange contracts and commodity contracts are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves. The fair value of foreign currency exchange and commodity contracts are determined using publicly quoted prices. Fair value is calculated using Level 2 inputs.

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

The Company utilizes natural gas contracts and diesel fuel contracts to hedge portions of the cost of those commodities consumed in the Company’s motorcycle production and distribution operations.

The Company’s foreign currency contracts and commodity contracts generally have maturities of less than one year.

The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. HDFS also entered into derivative contracts to facilitate its first quarter 2008 term asset-backed securitization transaction. These derivatives, which hedged assets held by a VIE, did not qualify for hedge accounting treatment and expired during 2011. The fair value of HDFS’s interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	July 1, 2012			December 31, 2011			June 26, 2011
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$244,221	$8,879	$1,027	$306,450	$16,443	$1,852	$272,637	$—	$9,691
Natural gas contracts(c)	1,066	—	33	3,915	—	265	2,915	—	86
Interest rate swaps—unsecured commercial paper(c)	41,600	—	982	102,100	—	3,020	117,500	—	5,156

Total	$286,887	$8,879	$2,042	$412,465	$16,443	$5,137	$393,052	$—	$14,933

	July 1, 2012			December 31, 2011			June 26, 2011
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Disel fuel contracts	$4,346	$—	$—	$—	$—	$—	$—	$—	$—

	$4,346	$—	$—	$—	$—	$—	$—	$—	$—

(a)	Included in other current assets
(b)	Included in accrued liabilities
(c)	Derivative designated as a cash flow hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended		Six months ended
Cash Flow Hedges	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Foreign currency contracts	$10,309	$(6,760)	$4,095	$(16,921)
Natural gas contracts	(109)	(227)	(424)	(264)
Interest rate swaps—unsecured commercial paper	(9)	(397)	(24)	(405)

Total	$10,191	$(7,384)	$3,647	$(17,590)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Six months ended		Expected to be Reclassified
Cash Flow Hedges	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011	Over the Next Twelve Months
Foreign currency contracts(a)	$9,683	$(14,781)	$12,104	$(20,788)	$(5,162)
Natural gas contracts(a)	(337)	(166)	(656)	(424)	33
Interest rate swaps—unsecured commercial paper(b)	(968)	(1,336)	(1,935)	(2,686)	(986)

Total	$8,378	$(16,283)	$9,513	$(23,898)	$(6,115)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.
(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

For the three and six months ended July 1, 2012 and June 26, 2011, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

For the three and six months ended July 1, 2012 and June 26, 2011, there were no gains or losses recognized in income related to derivative financial instruments designated as fair value hedges.

For the three and six months ended July 1, 2012 and June 26, 2011, there were no gains or losses recognized in income related to derivative financial instruments not designated as hedging instruments.

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

11. Income Taxes

The Company’s 2012 income tax rate for the three and six months ended July 1, 2012 was 35.3% compared to 34.8% for the same periods last year. Prior year was favorably impacted by the Federal research and development credit that expired at the end of 2011.

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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
	2012	2011	2012	2011
Balance, beginning of period	$57,102	$57,111	$54,994	$54,134
Warranties issued during the period	17,127	12,335	32,618	23,560
Settlements made during the period	(18,549)	(12,570)	(33,086)	(22,866)
Recalls and changes to pre-existing warranty liabilities	12,121	(1,469)	13,275	579

Balance, end of period	$67,801	$55,407	$67,801	$55,407

The liability for safety recall campaigns was $6.7 million, $10.7 million and $2.9 million as of July 1, 2012, December 31, 2011 and June 26, 2011, respectively.

13. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
	2012	2011	2012	2011
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$247,250	$190,580	$419,285	$309,840

Denominator:
Denominator for basic earnings per share- weighted-average common shares	228,838	234,336	228,914	234,086
Effect of dilutive securities—employee stock compensation plan	2,085	1,832	2,190	1,958

Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	230,923	236,168	231,104	236,044

Earnings per common share from continuing operations:
Basic	$1.08	$0.81	$1.83	$1.32
Diluted	$1.07	$0.81	$1.81	$1.31

Outstanding options to purchase 2.1 million and 4.1 million shares of common stock for the three months ended July 1, 2012 and June 26, 2011, respectively, and 2.3 million and 3.7 million shares of common stock for the six months ended July 1, 2012 and June 26, 2011, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.

The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ending July 1, 2012 and June 26, 2011, respectively.

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

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
	2012	2011	2012	2011
Pension and SERPA Benefits
Service cost	$8,420	$9,273	$16,840	$18,545
Interest cost	20,816	20,147	41,632	40,294
Expected return on plan assets	(29,277)	(26,653)	(58,555)	(53,307)
Amortization of unrecognized:
Prior service cost	740	745	1,479	1,489
Net loss	10,969	7,554	21,937	15,109
Curtailment loss	—	—	—	236

Net periodic benefit cost	$11,668	$11,066	$23,333	$22,366

Postretirement Healthcare Benefits
Service cost	$1,853	$1,907	$3,706	$3,814
Interest cost	4,578	4,911	9,155	9,822
Expected return on plan assets	(2,356)	(2,346)	(4,712)	(4,692)
Amortization of unrecognized:
Prior service credit	(963)	(969)	(1,927)	(1,938)
Net loss	1,855	1,798	3,711	3,596

Net periodic benefit cost	$4,967	$5,301	$9,933	$10,602

During the first six months of 2012, the Company voluntarily contributed $200.0 million in cash to further fund its pension plans. No additional pension contributions are required in 2012. The Company also voluntarily contributed $200.0 million in cash to further fund its pension plans during the first six months of 2011. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments

The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
	2012	2011	2012	2011
Motorcycles net revenue	$1,569,047	$1,339,744	$2,842,416	$2,402,788

Gross profit	563,817	468,268	1,020,327	820,134
Selling, administrative and engineering expense	248,038	234,827	485,033	438,632
Restructuring expense	6,220	13,594	17,671	36,593

Operating income from Motorcycles	309,559	219,847	517,623	344,909

Financial services income	160,613	165,853	316,935	327,739
Financial services expense	78,659	83,798	167,587	177,749

Operating income from Financial Services	81,954	82,055	149,348	149,990

Operating income	$391,513	$301,092	$666,971	$494,899

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $2.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

	Three months ended July 1, 2012
	Motorcycles & Related	Financial
	Products Operations	Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,572,003	$—	$(2,956)	$1,569,047
Financial services	—	160,843	(230)	160,613

Total revenue	1,572,003	160,843	(3,186)	1,729,660
Costs and expenses:
Motorcycles and related products cost of goods sold	1,005,230	—	—	1,005,230
Financial services interest expense	—	48,712	—	48,712
Financial services provision for credit losses	—	(5,259)	—	(5,259)
Selling, administrative and engineering expense	248,268	38,162	(3,186)	283,244
Restructuring expense	6,220	—	—	6,220

Total costs and expenses	1,259,718	81,615	(3,186)	1,338,147

Operating income	312,285	79,228	—	391,513
Investment income	2,231	—	—	2,231
Interest expense	11,595	—	—	11,595

Income before provision for income taxes	302,921	79,228	—	382,149
Provision for income taxes	106,377	28,522	—	134,899

Income from continuing operations	196,544	50,706	—	247,250
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$196,544	$50,706	$—	$247,250

	Six months ended July 1, 2012
	Motorcycles & Related	Financial
	Products Operations	Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,847,786	$—	$(5,370)	$2,842,416
Financial services	—	316,749	186	316,935

Total revenue	2,847,786	316,749	(5,184)	3,159,351
Costs and expenses:
Motorcycles and related products cost of goods sold	1,822,089	—	—	1,822,089
Financial services interest expense	—	99,968	—	99,968
Financial services provision for credit losses	—	3,754	—	3,754
Selling, administrative and engineering expense	484,847	69,235	(5,184)	548,898
Restructuring expense	17,671	—	—	17,671

Total costs and expenses	2,324,607	172,957	(5,184)	2,492,380

Operating income	523,179	143,792	—	666,971
Investment income	229,164	—	(225,000)	4,164
Interest expense	23,090	—	—	23,090

Income before provision for income taxes	729,253	143,792	(225,000)	648,045
Provision for income taxes	176,995	51,765	—	228,760

Income from continuing operations	552,258	92,027	(225,000)	419,285
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$552,258	$92,027	$(225,000)	$419,285

	Three months ended June 26, 2011
	Motorcycles & Related	Financial
	Products Operations	Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,342,803	$—	$(3,059)	$1,339,744
Financial services	—	166,518	(665)	165,853

Total revenue	1,342,803	166,518	(3,724)	1,505,597

Costs and expenses:
Motorcycles and related products cost of goods sold	871,476	—	—	871,476
Financial services interest expense	—	56,991	—	56,991
Financial services provision for credit losses	—	(6,790)	—	(6,790)
Selling, administrative and engineering expense	235,492	36,656	(3,724)	268,424
Restructuring expense	13,594	—	—	13,594

Total costs and expenses	1,120,562	86,857	(3,724)	1,203,695

Operating income	222,241	79,661	—	301,902
Investment income	1,748	—	—	1,748
Interest expense	11,350	—	—	11,350

Income before provision for income taxes	212,639	79,661	—	292,300
Provision for income taxes	73,042	28,678	—	101,720

Income from continuing operations	139,597	50,983	—	190,580
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$139,597	$50,983	$—	$190,580

	Six months ended June 26, 2011
	Motorcycles & Related	Financial
	Products Operations	Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,408,293	$—	$(5,505)	$2,402,788
Financial services	—	328,270	(531)	327,739

Total revenue	2,408,293	328,270	(6,036)	2,730,527

Costs and expenses:
Motorcycles and related products cost of goods sold	1,582,654	—	—	1,582,654
Financial services interest expense	—	115,026	—	115,026
Financial services provision for credit losses	—	(1,184)	—	(1,184)
Selling, administrative and engineering expense	439,163	69,412	(6,036)	502,539
Restructuring expense	36,593	—	—	36,593

Total costs and expenses	2,058,410	183,254	(6,036)	2,235,628

Operating income	349,883	145,016	—	494,899
Investment income	128,146	—	(125,000)	3,146
Interest expense	22,831	—	—	22,831

Income before provision for income taxes	455,198	145,016	(125,000)	475,214
Provision for income taxes	113,168	52,206	—	165,374

Income from continuing operations	342,030	92,810	(125,000)	309,840
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$342,030	$92,810	$(125,000)	$309,840

	July 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$725,909	$345,587	$—	$1,071,496
Marketable securities	135,848	—	—	135,848
Accounts receivable, net	885,797	—	(635,529)	250,268
Finance receivables, net	—	1,398,553	—	1,398,553
Restricted finance receivables held by variable interest entities, net	—	456,285	—	456,285
Inventories	323,046	—	—	323,046
Restricted cash held by variable interest entities	—	188,564	—	188,564
Other current assets	182,464	63,343	—	245,807

Total current assets	2,253,064	2,452,332	(635,529)	4,069,867

Finance receivables, net	—	2,569,187	—	2,569,187
Restricted finance receivables held by variable interest entities, net	—	1,592,544	—	1,592,544
Property, plant and equipment, net	747,133	29,660	—	776,793
Goodwill	28,604	—	—	28,604
Other long-term assets	335,811	17,956	(73,978)	279,789

	$3,364,612	$6,661,679	$(709,507)	$9,316,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,891	$689,877	$(635,529)	$252,239
Accrued liabilities	466,808	71,756	(3,467)	535,097
Short-term debt	—	845,868	—	845,868
Current portion of long-term debt	—	399,962		399,962
Current portion of long-term debt held by variable interest entities	—	507,427	—	507,427

Total current liabilities	664,699	2,514,890	(638,996)	2,540,593

Long-term debt	303,000	2,442,189	—	2,745,189
Long-term debt held by variable interest entities	—	831,805	—	831,805
Pension liability	122,496	—	—	122,496
Postretirement healthcare benefits	263,295	—	—	263,295
Other long-term liabilities	131,754	15,265	—	147,019

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,879,368	857,530	(70,511)	2,666,387

	$3,364,612	$6,661,679	$(709,507)	$9,316,784

	December 31, 2011
	Motorcycles & Related	Financial
	Products Operations	Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$943,330	$583,620	$—	$1,526,950
Marketable securities	153,380	—	—	153,380
Accounts receivable, net	393,615	—	(174,576)	219,039
Finance receivables, net	—	1,168,603	—	1,168,603
Restricted finance receivables held by variable interest entities, net	—	591,864	—	591,864
Inventories	418,006	—	—	418,006
Restricted cash held by variable interest entities	—	229,655	—	229,655
Other current assets	167,423	67,286	—	234,709

Total current assets	2,075,754	2,641,028	(174,576)	4,542,206

Finance receivables, net	—	1,754,441	—	1,754,441
Restricted finance receivables held by variable interest entities, net	—	2,271,773	—	2,271,773
Property, plant and equipment, net	779,330	30,129	—	809,459
Goodwill	29,081	—	—	29,081
Other long-term assets	322,379	17,460	(72,635)	267,204

	$3,206,544	$6,714,831	$(247,211)	$9,674,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,957	$209,332	$(174,576)	$255,713
Accrued liabilities	482,838	85,038	(3,704)	564,172
Short-term debt	—	838,486	—	838,486
Current portion of long-term debt	—	399,916		399,916
Current portion of long-term debt held by variable interest entities	—	640,331	—	640,331

Total current liabilities	703,795	2,173,103	(178,280)	2,698,618

Long-term debt	303,000	2,093,871	—	2,396,871
Long-term debt held by variable interest entities	—	1,447,015	—	1,447,015
Pension liability	302,483	—	—	302,483
Postretirement healthcare benefits	268,582	—	—	268,582
Other long-term liabilities	126,036	14,303	—	140,339

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,502,648	986,539	(68,931)	2,420,256

	$3,206,544	$6,714,831	$(247,211)	$9,674,164

	June 26, 2011
	Motorcycles & Related	Financial
	Products Operations	Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$681,804	$291,674	$—	$973,478
Marketable securities	244,555	—	—	244,555
Accounts receivable, net	710,791	—	(445,128)	265,663
Finance receivables, net	—	1,144,886	—	1,144,886
Restricted finance receivables held by variable interest entities, net	—	573,208	—	573,208
Inventories	337,472	—	—	337,472
Restricted cash held by variable interest entities	—	244,060	—	244,060
Other current assets	160,059	57,597	—	217,656

Total current assets	2,134,681	2,311,425	(445,128)	4,000,978

Finance receivables, net	—	2,306,165	—	2,306,165
Restricted finance receivables held by variable interest entities, net	—	1,939,181	—	1,939,181
Property, plant and equipment, net	758,828	30,115	—	788,943
Goodwill	31,156	—	—	31,156
Other long-term assets	339,666	26,711	(70,821)	295,556

	$3,264,331	$6,613,597	$(515,949)	$9,361,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,954	$478,569	$(445,128)	$277,395
Accrued liabilities	522,533	70,880	(3,317)	590,096
Short-term debt	—	694,137	—	694,137
Current portion of long-term debt held by variable interest entities	—	635,604	—	635,604

Total current liabilities	766,487	1,879,190	(448,445)	2,197,232

Long-term debt	303,000	2,590,462	—	2,893,462
Long-term debt held by variable interest entities	—	1,217,778	—	1,217,778
Pension liability	103,511	—	—	103,511
Postretirement healthcare liability	258,881	—	—	258,881
Other long-term liabilities	146,286	13,433	—	159,719

Commitments and contingencies (Note 17)

Total shareholders’ equity	1,686,166	912,734	(67,504)	2,531,396

	$3,264,331	$6,613,597	$(515,949)	$9,361,979

	Six months ended July 1, 2012
	Motorcycles & Related	Financial	Eliminations &
	Products Operations	Services Operations	Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$552,258	92,027	$(225,000)	$419,285
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	82,954	3,043	—	85,997
Amortization of deferred loan origination costs	—	38,075	—	38,075
Amortization of financing origination fees	237	4,784	—	5,021
Provision for employee long-term benefits	33,236	1,027	—	34,263
Contributions to pension and postretirement plans	(213,648)	—	—	(213,648)
Stock compensation expense	20,539	1,580	—	22,119
Net change in wholesale finance receivables	—	—	(124,919)	(124,919)
Provision for credit losses	—	3,754	—	3,754
Pension and postretirement healthcare plan curtailment and settlement expense	—	—	—	—
Foreign currency adjustments	8,143	—	—	8,143
Other, net	1,275	4,292	—	5,567
Change in current assets and current liabilities:
Accounts receivable	(295,930)	—	260,953	(34,977)
Finance receivables—accrued interest and other	—	2,912	—	2,912
Inventories	89,162	—	—	89,162
Accounts payable and accrued liabilities	(22,227)	270,894	(260,953)	(12,286)
Restructuring reserves	(9,915)	—	—	(9,915)
Derivative instruments	(1,293)	(127)	—	(1,420)
Other	(25,286)	(3,605)	—	(28,891)

Total adjustments	(332,753)	326,629	(124,919)	(131,043)

Net cash provided by operating activities of continuing operations	219,505	418,656	(349,919)	288,242

Cash flows from investing activities of continuing operations:
Capital expenditures	(57,504)	(2,574)	—	(60,078)
Origination of finance receivables	—	(3,766,621)	2,183,049	(1,583,572)
Collections of finance receivables	—	3,493,920	(2,058,130)	1,435,790
Sales and redemptions of marketable securities	18,053	—	—	18,053

Net cash (used by) provided by investing activities of continuing operations	(39,451)	(275,275)	124,919	(189,807)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	397,373	—	397,373
Loan to HDFS	(200,000)	200,000	—	—
Proceeds from securitization of debt	—	91,030	—	91,030
Repayments of securitization debt	—	(839,401)	—	(839,401)
Net decrease in credit facilities and unsecured commercial paper	—	(46,629)	—	(46,629)
Net change in restricted cash	—	41,091	—	41,091
Dividends paid	(71,645)	(225,000)	225,000	(71,645)
Purchase of common stock for treasury	(172,742)	—	—	(172,742)
Excess tax benefits from share based payments	15,730	—	—	15,730
Issuance of common stock under employee stock option plans	35,337	—	—	35,337

Net cash used by financing activities of continuing operations	(393,320)	(381,536)	225,000	(549,856)

Effect of exchange rate changes on cash and cash equivalents of continuing operations	(4,155)	122	—	(4,033)

Net (decrease) increase in cash and cash equivalents of continuing operations	(217,421)	(238,033)	—	(455,454)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	—	—	—	—

Net (decrease) increase in cash and cash equivalents	$(217,421)	$(238,033)	$—	$(455,454)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$943,330	$583,620	$—	$1,526,950
Cash and cash equivalents of discontinued operations—beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(217,421)	(238,033)	—	(455,454)
Less: Cash and cash equivalents of discontinued operations—end of period	—	—	—	—

Cash and cash equivalents—end of period	$725,909	$345,587	$—	$1,071,496

	Six months ended June 26, 2011
	Motorcycles & Related	Financial	Eliminations &
	Products Operations	Services Operations	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$342,030	$92,810	$(125,000)	$309,840
Loss from discontinued operations	—	—	—	—

Income from continuing operations	342,030	92,810	(125,000)	309,840
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	86,375	3,168	—	89,543
Amortization of deferred loan origination costs	—	39,054	—	39,054
Amortization of financing origination fees	237	5,596	—	5,833
Provision for employee long-term benefits	33,018	1,438	—	34,456
Contributions to pension and postretirement plans	(205,498)	—	—	(205,498)
Stock compensation expense	19,176	1,361	—	20,537
Net change in wholesale finance receivables	—	—	11,909	11,909
Provision for credit losses	—	(1,184)	—	(1,184)
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Foreign currency adjustments	(2,813)	—	—	(2,813)
Other, net	5,337	21,889	—	27,226
Change in current assets and current liabilities:
Accounts receivable	(44,899)	—	53,200	8,301
Finance receivables—accrued interest and other	—	5,553	—	5,553
Inventories	(530)	—	—	(530)
Accounts payable and accrued liabilities	79,110	60,426	(5,698)	133,838
Restructuring reserves	3,195	—	—	3,195
Derivative instruments	1,188	7	—	1,195
Other	(4,729)	44,575	(47,575)	(7,729)

Total adjustments	(30,597)	181,883	11,836	163,122

Net cash provided by (used by) operating activities of continuing operations	311,433	274,693	(113,164)	472,962

Cash flows from investing activities of continuing operations:
Capital expenditures	(65,956)	(3,311)	—	(69,267)
Origination of finance receivables	—	(3,264,370)	1,829,763	(1,434,607)
Collections of finance receivables	—	3,258,282	(1,841,672)	1,416,610
Purchases of marketable securities	(142,653)	—	—	(142,653)
Sales and redemptions of marketable securities	39,966	—	—	39,966

Net cash (used by) provided by investing activities of continuing operations	(168,643)	(9,399)	(11,909)	(189,951)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	447,076	—	447,076
Loan to HDFS	(200,000)	200,000	—	—
Repayments of securitization debt	—	(901,851)	—	(901,851)
Net decrease in credit facilities and unsecured commercial paper	—	131,039	—	131,039
Net change in restricted cash	—	44,827	—	44,827
Dividends paid	(53,152)	(125,000)	125,000	(53,152)
Purchase of common stock for treasury	(5,678)	—	—	(5,678)
Excess tax benefits from share based payments	3,476	—	—	3,476
Issuance of common stock under employee stock option plans	4,534	—	—	4,534

Net cash (used by) provided by financing activities of continuing operations	(250,820)	(203,909)	125,000	(329,729)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(1,922)	147	73	(1,702)

Net (decrease) increase in cash and cash equivalents of continuing operations	(109,952)	61,532	—	(48,420)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(35)	—	—	(35)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—

	(35)	—	—	(35)

Net (decrease) increase in cash and cash equivalents	$(109,987)	$61,532	$—	$(48,455)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations—beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(109,987)	61,532	—	(48,455)
Less: Cash and cash equivalents of discontinued operations—end of period	—	—	—	—

Cash and cash equivalents—end of period	$681,804	$291,674	$—	$973,478

18. Subsequent Event

In July 2012, the Company issued $675.3 million of secured notes through a term asset-backed securitization transaction.

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

Overview

The Company’s income from continuing operations was $247.3 million, or $1.07 per fully diluted share, for the second quarter of 2012 compared to $190.6 million, or $0.81 per fully diluted share, in the second quarter of 2011. The increase in income from continuing operations was driven by strong financial performance in the Motorcycles segment. Operating income from the Motorcycles segment was up $89.7 million or 40.8 % over last year’s second quarter on a 25.0% increase in wholesale shipments of Harley-Davidson motorcycles. Motorcycles segment results also reflect a higher gross margin percentage, lower restructuring costs and higher selling and administrative expenses. Operating income from Financial Services in the second quarter of 2012 was $82.0 million compared to $82.1 million in the year-ago quarter.

During the second quarter of 2012, worldwide independent dealer retail sales of new Harley-Davidson motorcycles grew 2.8% compared to 2011, including a 4.0% increase in the U.S. and a 0.5% increase in international markets. Through six months, retail sales grew 9.3%, including increases of 12.0% and 4.5% in the U.S. and international markets, respectively. As expected, retail sales growth rates moderated in the second quarter due to an unusually warm spring in the U.S. that pulled some retail sales forward into the first quarter. The Company continues to remain cautious about its expectations for retail sales globally in an environment of greater economic uncertainty, including in Europe where retail sales have been affected by the challenging Eurozone economy.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (August 9, 2012), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)

On August 1, 2012, the Company reaffirmed its expectation to ship 245,000 to 250,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2012. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 51,000 to 56,000 motorcycles in the third quarter of 2012, down 9% to 17% from prior year. The Company expects 2012 third quarter shipments to be down behind lower production as a result of the planned downtime associated with its July enterprise resource planning (ERP) system implementation at its York, Pennsylvania facility (York). The Company also expects that 2012 fourth quarter shipments and production will be down compared to prior year due to the implementation of flexible production capabilities as discussed below and a decrease in production days due to a five-day decrease in the Company’s fiscal fourth quarter of 2012 as compared to the fourth quarter of 2011. In addition, fourth quarter production will be down due to the incremental production in 2011 related to approximately 7,000 motorcycles produced and inventoried in the fourth quarter of 2011 in advance of the 2012 ERP implementation which the Company had initially expected to occur in the second quarter of 2012. The Company continues to expect U.S. dealers to sell more units at retail than the Company expects to ship in 2012 resulting in a decrease in U.S. retail inventory during 2012.

As previously disclosed, beginning in early 2013, the Company expects to implement flexible production capabilities at York by adding flexible workers thus enabling the Company to increase capacity in the first half of 2013 to more closely match retail demand. The Company expects to achieve the ability to maximize flexibility in the entire manufacturing system during 2014 when it expects that the same capability will be in place for the Kansas City operations. Consequently the Company expects U.S. retail inventory to be slightly lower on a year over year basis at the end of 2012 and 2013 which will be aligned with the seasonal low point for retail sales.

Also on August 1, 2012, the Company announced that it continues to expect 2012 full-year gross margin to be between 34.75% and 35.75%. The Company expects gross margin will be positively impacted by incremental restructuring savings, increased productivity from continuous improvement opportunities, motorcycle pricing actions and product mix. The Company believes that raw material surcharges and temporary inefficiencies resulting from restructuring activities will be comparable to 2011 levels. The Company expects that currency impacts will be unfavorable for 2012. The Company continues to expect 2012 third and fourth quarter gross margin percentages to be down from first half levels driven by several factors including currency and lower production volumes.

The Company also announced on August 1, 2012 that it continues to expect its full-year 2012 effective tax rate from continuing operations to be approximately 35.5%. This guidance excludes the effect of any potential future nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Finally, on August 1, 2012, the Company confirmed its full-year capital expenditure estimate of $190 million to $210 million which includes approximately $35 million of capital related to restructuring.

Restructuring Activities(1)

2011 Restructuring Plan

In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers. The Company expects the transition of supply from New Castalloy to be complete by mid-2013. The decision to close New Castalloy came as part of the Company’s overall long term strategy to develop world-class manufacturing capability throughout the Company by restructuring and consolidating operations for greater competitiveness, efficiency and flexibility. In connection with this decision, the Company will reduce its workforce by approximately 200 employees by mid-2013.

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

After taking actions to fully implement the new ratified labor agreements, the Company expects to have about 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities when the contracts are fully implemented in 2012 than would be required under the previous contract. In Tomahawk, the Company expects to have about 75 fewer full-time hourly unionized employees when the contract is fully implemented than would be required under the previous contract.

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

The 2009 restructuring plan includes an estimated reduction of approximately 2,700 to 2,900 hourly production positions and approximately 720 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Restructuring Costs and Savings

During the first half of 2012, the Company incurred $17.7 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $455.8 million in restructuring and impairment expense incurred in prior years since the restructuring activities were initiated in 2009. On August 1, 2012, the Company revised its estimate for restructuring expenses related to its combined restructuring plan activities that it expects to incur from 2009 to 2013 to $490 million to $510 million. The Company’s previous estimate had been $500 million to $510 million. The Company continues to expect approximately 35% of those amounts to be non-cash. The estimated restructuring expense includes estimated restructuring expenses of $40 million to $50 million in 2012, which was revised down from the previous estimate of $50 million to $60 million. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009—$91 million (91% operating expense and 9% cost of sales) (actual);

•	2010—$172 million (64% operating expense and 36% cost of sales) (actual);

•	2011—$217 million (51% operating expense and 49% cost of sales) (actual);

•	2012—$275 million to $295 million (35-45% operating expense and 55-65% cost of sales) (estimated);

•	2013—$300 million to $320 million (30-40% operating expense and 60-70% cost of sales) (estimated); and

•	Ongoing annually upon completion—$315 million to $335 million (30-40% operating expense and 60-70% cost of sales) (estimated).

Results of Operations for the Three Months Ended July 1, 2012

Compared to the Three Months Ended June 26, 2011

Consolidated Results

	Three months ended
	July 1,	June 26,	(Decrease)%
(in thousands, except earnings per share)	2012	2011	Increase	Change
Operating income from motorcycles & related products	$309,559	$219,847	$89,712	40.8%
Operating income from financial services	81,954	82,055	(101)	(0.1)

Operating income	391,513	301,902	89,611	29.7
Investment income	2,231	1,748	483	27.6
Interest expense	11,595	11,350	245	2.2

Income before income taxes	382,149	292,300	89,849	30.7
Provision for income taxes	134,899	101,720	33,179	32.6

Income from continuing operations	247,250	190,580	56,670	29.7
Loss from discontinued operations, net of income taxes	—	—	—	N/M

Net income	$247,250	$190,580	$56,670	29.7%

Diluted earnings per share from continuing operations	$1.08	$0.81	$0.27	33.3%
Diluted earnings per share from discontinued operations	$—	$—	$—	N/M
Diluted earnings per share	$1.07	$0.81	$0.26	32.1%

Operating income for the Motorcycles segment during the second quarter of 2012 improved by $89.7 million compared to second quarter 2011. The increase was primarily due to increased motorcycle shipments, higher gross margin and favorable restructuring spending, partially offset by higher selling and administrative expenses. Operating income for the Financial Services segment was strong during the second quarter of 2012, but down slightly compared to the second quarter of 2011 when the Financial Services segment was favorably impacted by a $15.1 million release in the total (retail and wholesale combined) allowance for credit losses. This compares to a $11.2 million release in the total allowance for credit losses in the second quarter of 2012. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

The effective income tax rate for the second quarter of 2012 was 35.3% compared to 34.8% for the second quarter of 2011. The second quarter of 2011 was favorable affected by the Federal research and development credits that expired at the end of 2011.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 2.8% during the second quarter of 2012 compared to the second quarter of 2011. Retail sales of Harley-Davidson motorcycles increased 4.0% in the United States and 0.5% internationally in the quarter. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Three months ended
	June 30,	June 30,	(Decrease)%
	2012	2011	Increase	Change
North America Region
United States	55,761	53,599	2,162	4.0%
Canada	4,881	4,793	88	1.8

Total North America Region	60,642	58,392	2,250	3.9

Europe, Middle East and Africa Region (EMEA)
Europe(b)	14,639	16,106	(1,467)	(9.1)
Other	1,797	1,458	339	23.3

Total Europe Region	16,436	17,564	(1,128)	(6.4)

Asia Pacific Region
Japan	2,898	3,128	(230)	(7.4)
Other	3,509	2,696	813	30.2

Total Asia Pacific Region	6,407	5,824	583	10.0

Latin America Region	2,229	1,616	613	37.9

Total Worldwide Retail Sales	85,714	83,396	2,318	2.8%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	July 1,		June 26,			%
	2012		2011		Increase	Change
United States	56,674	67.9%	42,623	63.8%	14,051	33.0%
International	26,828	32.1%	24,192	36.2%	2,636	10.9

Harley-Davidson motorcycle units	83,502	100.0%	66,815	100.0%	16,687	25.0%

Touring motorcycle units	32,218	38.6%	25,557	38.3%	6,661	26.1%
Custom motorcycle units(a)	33,139	39.7%	25,218	37.7%	7,921	31.4
Sportster motorcycle units	18,145	21.7%	16,040	24.0%	2,105	13.1

Harley-Davidson motorcycle units	83,502	100.0%	66,815	100.0%	16,687	25.0%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 83,502 Harley-Davidson motorcycles worldwide during the second quarter of 2012, which was 25.0% higher than the second quarter of 2011 and in line with Company expectations. During the second quarter of 2012 shipments were higher as the Company depleted its 2012 model-year motorcycle inventory in the U.S. in anticipation of the July 2, 2012 ERP launch at its York, PA facility and the 2013 model year cut-over. International shipments as a percent of the total shipments were down slightly compared to last year given the strong 2012 U.S. first quarter retail sales and tight retail inventory levels in the domestic market. U.S. dealer inventory of new Harley-Davidson motorcycle units was approximately 6,800 higher at the end of the 2012 second quarter than at the end of the year ago period. Despite the increase in retail inventory at the end of the second quarter, the Company continues to expect retail inventory in the U.S. will be below year ago levels for most of the third quarter, due to lower shipments versus prior year as a result of the production lost during the ERP implementation, and due to the later date of the Summer Dealer Meeting which will take place in August 2012 compared to July 2011. The Company announced on August 1, 2012 that it anticipates shipping between 51,000 to 56,000 Harley-Davidson motorcycle units in the third quarter of 2012.(1)

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	July 1,	June 26,	Increase	%
	2012	2011	(Decrease)	Change
Revenue:
Motorcycles	$1,223,776	$1,006,593	$217,183	21.6%
Parts & Accessories	265,574	255,378	10,196	4.0
General Merchandise	75,137	72,910	2,227	3.1
Other	4,560	4,863	(303)	(6.2)

Total revenue	1,569,047	1,339,744	229,303	17.1
Cost of goods sold	1,005,230	871,476	133,754	15.3

Gross profit	563,817	468,268	95,549	20.4
Selling & administrative expense	216,726	198,782	17,944	9.0
Engineering expense	31,312	36,045	(4,733)	(13.1)
Restructuring expense	6,220	13,594	(7,374)	(54.2)

Operating expense	254,258	248,421	5,837	2.3

Operating income from motorcycles	$309,559	$219,847	$89,712	40.8%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2011 to the second quarter of 2012 (in millions):

	Net	Cost of	Gross
	Revenue	Goods Sold	Profit
June 26, 2011	$1,339.8	$871.5	$468.3
Volume	259.0	173.8	85.2
Price	9.6	—	9.6
Foreign currency exchange rates and hedging	(33.2)	(17.6)	(15.6)
Product mix	(6.2)	(7.1)	0.9
Raw material prices	—	(4.7)	4.7
Manufacturing costs	—	(10.7)	10.7

Total	229.2	133.7	95.5

July 1, 2012	$1,569.0	$1,005.2	$563.8

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2011 to 2012:

•	On average, wholesale prices on the Company’s 2012 model-year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•

Foreign currency exchange rates during the second quarter of 2012 resulted in a negative impact on net revenue and were partially offset by the favorable impact of gains associated with foreign currency hedging (included in cost of goods sold) when compared to the same period last year.

•

Shipment mix changes negatively impacted net revenue and resulted primarily from product mix changes both between and within the Company’s motorcycle families. However, the impact of mix changes on cost of goods sold more than offset the impact to revenue.

•	Raw material prices were lower in the second quarter of 2012 relative to the second quarter of 2011 primarily due to lower metals and lower fuel prices.

•

Manufacturing costs benefitted from restructuring savings and higher volumes, partially offset by inflation. Temporary inefficiencies related to restructuring activities were approximately $9 million in the second quarter of 2012 compared to $8.0 million in the second quarter of 2011. The Company expects temporary inefficiencies to be approximately $8 million to $12 million and $5 million to $8 million for the third and fourth quarters of 2012, respectively, for a total of approximately $32 million for 2012.(1)

The net increase in operating expense was due in part to higher selling and administrative expense driven by incremental investments to support the Company’s growth initiatives. In addition, warranty and recall expense was higher than in the same period last year. The higher selling and administrative expenses were partially offset by lower restructuring expense related to the Company’s previously announced restructuring activities as well as lower engineering expense. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. The Company expects selling and administrative expenses in the third quarter of 2012 to be up moderately compared to the third quarter of 2011.(1) However, in the fourth quarter of 2012 the Company expects selling and administrative expenses to be down compared to the same period last year due to the five fewer calendar days in the fiscal quarter and the $12 million recall charge incurred in the fourth quarter of 2011.(1)

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	July 1, 2012	June 26, 2011	(Decrease) Increase	% Change
Interest income	$144,830	$150,540	$(5,710)	(3.8%)
Other income	15,783	15,313	470	3.1

Financial services revenue	160,613	165,853	(5,240)	(3.2)

Interest expense	48,712	56,991	(8,279)	(14.5)
Provision for credit losses	(5,259)	(6,790)	1,531	(22.5)
Operating expenses	35,206	33,597	1,609	4.8

Financial services expense	78,659	83,798	(5,139)	(6.1)

Operating income from financial services	$81,954	$82,055	$(101)	(0.1%)

Interest income for the three months ended July 1, 2012 decreased due to lower finance receivables outstanding primarily due to a declining portfolio of retail finance receivables. Interest expense was lower primarily due to a more favorable cost of funds.

The provision for credit losses was unfavorable in the second quarter of 2012 compared to the second quarter of 2011. The provision for credit losses related to retail motorcycle finance receivables increased by $0.7 million in the second quarter of 2012 compared to the second quarter of 2011. During the second quarter of 2012, there was a $9.7 million allowance release as compared to a $15.2 million allowance release in the second quarter of 2011. This was offset by lower finance receivable credit losses in the second quarter of 2012 as compared to the second quarter of 2011. The provision for credit losses related to wholesale motorcycle finance receivables increased by $2.6 million primarily due to a smaller decline in receivables during the second quarter of 2012 compared to the second quarter of 2011.

The Company continues to believe that 2012 operating income from Financial Services will decrease compared to 2011 due to lower net interest income as the portfolio of retail finance receivables continues to contract as a result of lower U.S. retail sales over the last few years and a modest tightening of margins on prime tier retail lending due to a more competitive lending environment. In addition, while credit performance has continued to improve, the Company expects a smaller benefit from allowance releases during 2012 as compared to 2011. (1) Although the Company expects lower operating income in 2012 compared to 2011, it expects to continue to report positive operating income in 2012. (1)

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	July 1,	June 26,
	2012	2011
Balance, beginning of period	$122,503	$159,684
Provision for finance credit losses	(5,259)	(6,790)
Charge-offs	(17,054)	(23,233)
Recoveries	14,058	14,743

Balance, end of period	$114,248	$144,404

At July 1, 2012, the allowance for credit losses on finance receivables was $8.1 million for wholesale receivables and $106.2 million for retail receivables, which includes $41.9 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At June 26, 2011, the allowance for credit losses on finance receivables was $13.5 million for wholesale receivables and $130.9 million for retail receivables, which includes $62.1 million related to receivables held by VIEs.

HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Six Months Ended July 1, 2012

Compared to the Six Months Ended June 26, 2011

Consolidated Results

	Six months ended
	July 1,	June 26,	Increase	%
(in thousands, except earnings per share)	2012	2011	(Decrease)	Change
Operating income from motorcycles & related products	$517,623	$344,909	$172,714	50.1%
Operating income from financial services	149,348	149,990	(642)	(0.4)

Operating income	666,971	494,899	172,072	34.8
Investment income	4,164	3,146	1,018	32.4
Interest expense	23,090	22,831	259	1.1

Income before income taxes	648,045	475,214	172,831	36.4
Provision for income taxes	228,760	165,374	63,386	38.3

Income from continuing operations	419,285	309,840	109,445	35.3
Loss from discontinued operations, net of income taxes	—	—	—	N/M

Net income	$419,285	$309,840	$109,445	35.3%

Diluted earnings per share from continuing operations	$1.83	$1.31	$0.52	39.7%
Diluted loss per share from discontinued operations	$—	$—	$—	N/M
Diluted earnings per share	$1.81	$1.31	$0.50	38.2%

Operating income for the Motorcycles segment during the first six months of 2012 improved by $172.7 million compared to the first six months of 2011 primarily due to increased motorcycle shipments gross margin and lower restructuring costs, partially offset by increased selling, general and administrative expenses. Operating income for the Financial Services segment was strong during the first six months of 2012, but down slightly compared to the first six months of 2011 when the Financial Services segment was favorably impacted by a $27.5 million release in the total (retail and wholesale combined) allowance for credit losses. This compares to a $14.4 million release in the total allowance for credit losses in the first six months of 2012. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

The effective income tax rate for the first half of 2012 was 35.3% compared to 34.8% for the first half of 2011. The effective income tax rate for the first half of 2011 was favorably impacted by the Federal research and development credit that expired at the end of 2011.

Motorcycles & Related Products Segment

Harley-Davidson Motorcycle Worldwide Retail Sales

Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 9.3% during the first half of 2012 compared to the first half of 2011. Retail sales of Harley-Davidson motorcycles increased 12.0% in the United States and 4.5% internationally in the first half of 2012. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 7.9% in the United States and down 8.6% in Europe for the six months ended June 30, 2012 when compared to the same periods in 2011. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

Heavyweight (651+cc)

	Six months ended
	June 30,	June 30,	(Decrease)%
	2012	2011	Increase	Change
North America Region
United States	95,523	85,290	10,233	12.0%
Canada	6,948	6,830	118	1.7

Total North America Region	102,471	92,120	10,351	11.2

Europe, Middle East and Africa Region (EMEA)
Europe(b)	23,521	25,273	(1,752)	(6.9)
Other	3,209	2,704	505	18.7

Total Europe Region	26,730	27,977	(1,247)	(4.5)

Asia Pacific Region
Japan	4,974	4,959	15	0.3
Other	6,776	5,125	1,651	32.2

Total Asia Pacific Region	11,750	10,084	1,666	16.5

Latin America Region	4,440	2,810	1,630	58.0

Total Worldwide Retail Sales	145,391	132,991	12,400	9.3%

(a)	Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.
(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

The following table includes industry retail motorcycle registration data:

Heavyweight Motorcycle Registration Data(a)

	Six months ended
	June 30,	June 30,		%
	2012	2011	Increase	Change
United States(b)	170,096	157,608	12,488	7.9%

	Six months ended
	June 30, 2012	June 30, 2011	Decrease	% Change
Europe(c)	180,284	197,151	(16,867)	-8.6%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update.
(c)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 651+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycle Unit Shipments

The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	July 1,		June 26,		(Decrease)%
	2012		2011		Increase	Change
United States	97,967	66.3%	77,489	64.2%	20,478	26.4%
International	49,798	33.7%	43,153	35.8%	6,645	15.4

Harley-Davidson motorcycle units	147,765	100.0%	120,642	100.0%	27,123	22.5%

Touring motorcycle units	59,376	40.2%	48,053	39.9%	11,323	23.6%
Custom motorcycle units(a)	57,711	39.1%	45,888	38.0%	11,823	25.8
Sportster motorcycle units	30,678	20.7%	26,701	22.1%	3,977	14.9

Harley-Davidson motorcycle units	147,765	100.0%	120,642	100.0%	27,123	22.5%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 147,765 Harley-Davidson motorcycles worldwide during the first half of 2012, which was 22.5% higher than the first half of 2011. This is in line with Company expectations and resulted in higher U.S. dealer inventory at the end of the first half of 2012 compared to the end of the first half of 2011. During the first half of 2012, shipments were higher as the Company depleted its 2012 model-year motorcycle inventory in the U.S. in anticipation of the July 2, 2012 ERP launch in its York, PA facility and the 2013 model-year cut-over. The year-over-year increase in shipments was also aided by six additional calendar days included in the first half of 2012 compared to the first half of 2011. The calendar adjustment is required every several years to sync up the Company’s fiscal calendar with the regular calendar. The fourth fiscal quarter will include five fewer calendar days than last year’s fourth fiscal quarter.

Segment Results

The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	July 1,	June 26,	Increase	%
	2012	2011	(Decrease)	Change
Revenue:
Motorcycles	$2,219,678	$1,840,094	$379,584	20.6%
Parts & Accessories	464,632	419,711	44,921	10.7
General Merchandise	149,743	135,476	14,267	10.5
Other	8,363	7,507	856	11.4

Total revenue	2,842,416	2,402,788	439,628	18.3
Cost of goods sold	1,822,089	1,582,654	239,435	15.1

Gross profit	1,020,327	820,134	200,193	24.4
Selling & administrative expense	423,719	372,036	51,683	13.9
Engineering expense	61,314	66,596	(5,282)	(7.9)
Restructuring expense	17,671	36,593	(18,922)	(51.7)

Operating expense	502,704	475,225	27,479	5.8

Operating income from motorcycles	$517,623	$344,909	$172,714	50.1%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2010 to the first half of 2011 (in millions):

	Net	Cost of	Gross
	Revenue	Goods Sold	Profit
June 26, 2011	$2,402.8	$1,582.7	$820.1
Volume	467.6	314.4	153.2
Price	18.1	—	18.1
Foreign currency exchange rates and hedging	(36.1)	(31.4)	(4.7)
Product mix	(10.0)	(10.5)	0.5
Raw material prices	—	(3.1)	3.1
Manufacturing costs	—	(30.0)	30.0

Total	439.6	239.4	200.2

July 1, 2012	$2,842.4	$1,822.1	$1,020.3

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2011 to 2012:

•	On average, wholesale prices on the Company’s 2012 model-year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•

Foreign currency exchange rates during the first half of 2012 resulted in a negative impact on net revenue and were partially offset by the favorable impact of gains associated with foreign currency hedging (included in cost of goods sold) when compared to the same period last year.

•

Shipment mix changes negatively impacted net revenue and resulted primarily from product mix changes both between and within the Company’s motorcycle families. However, the impact of mix changes on cost of goods sold more than offset the impact to revenue.

•	Raw material prices were lower in the first half of 2012 relative to the first half of 2011 primarily due to lower metals costs and lower fuel prices.

•

Manufacturing costs benefitted from restructuring savings, incremental margin on higher volumes and lower year over year temporary inefficiencies related to restructuring, partially offset by inflation. Temporary inefficiencies related to restructuring activities were approximately $16 million in the first six months of 2012 compared to $19 million in the same period last year.

The net increase in operating expense was primarily due to higher selling and administrative expense driven by incremental investments to support the Company’s growth initiatives and six more fiscal days in the first six months of 2012 compared to the first six months of 2011. In addition, warranty and recall expense was higher than in the same period last year primarily driven by higher motorcycle shipments. The higher selling and administrative expenses were partially offset by lower restructuring expense related to the Company’s previously announced restructuring activities as well as lower engineering expense. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment

Segment Results

The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	July 1,	June 26,	(Decrease)%
	2012	2011	Increase	Change
Interest income	$288,809	$299,965	$(11,156)	(3.7%)
Other income	28,126	27,774	352	1.3

Financial services revenue	316,935	327,739	(10,804)	(3.3)
Interest expense	99,968	115,026	(15,058)	(13.1)
Provision for credit losses	3,754	(1,184)	4,938	(417.1)
Operating expenses	63,865	63,907	(42)	(0.1)

Financial services expense	167,587	177,749	(10,162)	5.7

Operating income from financial services	$149,348	$149,990	$(642)	(0.4%)

Interest income for the six months ended July 1, 2012 decreased due to lower finance receivables outstanding primarily due to a declining portfolio of retail finance receivables. Interest expense was lower primarily due to a more favorable cost of funds.

The provision for credit losses increased in the first six months of 2012. The provision for credit losses related to retail motorcycle finance receivables increased by $7.4 million in the first six months of 2012 compared to the first six months of 2011. During the first six months of 2012, there was an $11.8 million allowance release as compared to a $27.9 million allowance release in the first six months of 2011. This was partially offset by favorable finance receivable credit losses in the first six months of 2012 as compared to the first six months of 2011. The provision for credit losses related to wholesale motorcycle finance receivables increased by $0.8 million primarily due to an increase in receivables during the first six months of 2012 compared to the first six months of 2011.

Annualized losses on HDFS’ retail motorcycle loans were 0.58% during the first six months of 2012 compared to 1.06% in the first six months of 2011. The decrease in credit losses from 2011 was due to a lower frequency of loss. The 30-day delinquency rate for retail motorcycle loans at July 1, 2012 decreased to 2.68% from 3.53% at June 26, 2011.

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Six months ended
	July 1,	June 26,
	2012	2011
Balance, beginning of period	$125,449	$173,589
Provision for finance credit losses	3,754	(1,184)
Charge-offs	(42,906)	(58,424)
Recoveries	27,951	30,423

Balance, end of period	$114,248	$144,404

Other Matters

Contractual Obligations

The Company has updated its Contractual Obligations table as of July 1, 2012 to reflect the new projected principal and interest payments for the remainder of 2012 and beyond as follows (in thousands):

	2012	2013 - 2014	2015 - 2016	Thereafter	Total
Principal payments on debt	$1,478,792	$1,401,035	$934,634	$1,515,790	$5,330,251
Interest payments on debt	108,309	326,609	191,759	98,194	724,871

	$1,587,101	$1,727,644	$1,126,393	$1,613,984	$6,055,122

Interest obligations include the impact of interest rate hedges outstanding as of July 1, 2012. Interest for floating rate instruments, as calculated above, assumes rates in effect at July 1, 2012 remain constant.

As of July 1, 2012, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company estimates that its share of the future Response Costs at the York facility will be approximately $2.3 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Liquidity and Capital Resources as of July 1, 2012(1)

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

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

July 1, 2012
Cash and cash equivalents	$1,071,496
Marketable securities	135,848

Total cash and cash equivalents and marketable securities	1,207,344
Global credit facilities(a)	360,340
Asset-backed conduit facility(b)	600,000

Total availability under credit facilities	960,340

Total	$2,167,684

(a)	$675.0 million of the Company’s total $1.35 billion global credit facilities was replaced on April 13, 2012
(b)	The conduit facility is set to expire in September 2012.

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

Cash Flow Activity

The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Six months ended
	July 1,	July 26,
	2012	2011
Net cash provided by operating activities	$288,242	$472,962
Net cash used by investing activities	(189,807)	(189,951)
Net cash used by financing activities	(549,856)	(329,729)
Effet of exchange rate changes on cash and cash equivalents	(4,033)	(1,702)

Net decrease in cash and cash equivalents of continuing operations	$(455,454)	$(48,420)

Operating Activities of Continuing Operations

The decrease in cash provided by operating activities for the first six months of 2012 compared to the first six months of 2011 was due to increased HDFS wholesale lending activity driven by an increase in motorcycle shipments in 2012 and changes in working capital primarily due to a decrease in accounts payable. The Company made a voluntary $200.0 million contribution to the Company’s pension plans in the first quarter of 2012 and in the first quarter of 2011. No additional pension contributions are required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities of Continuing Operations

The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $60.1 million in the first six months of 2012 compared to $69.3 million in the same period last year. Net cash flows from finance receivables, net for the first six months of 2012 were $129.8 lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2012. A net decrease in net cash out-flows related to marketable securities during the first six months of 2011 resulted in higher investing cash flows of approximately $121 million in 2012.

Financing Activities of Continuing Operations

The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $172.7 in the first six months of 2012 compared to $5.7 million for the same period last year. Share repurchases during the first six months of 2012 included 3.6 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases during the second quarter of 2011 were limited to shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of July 1, 2012, there were 16.7 million shares remaining on a board-approved share repurchase authorization. In addition, as of July 1, 2012, 0.4 million shares remained on a separate board-approved share repurchase authorization that is in place to offset option exercises. In total at July 1, 2012, the Company had authorization to repurchase 17.1 million shares of its common stock.

The Company paid dividends of $0.31 and $0.225 per share totaling $71.6 million and $53.2 million during the first six months of 2012 and 2011, respectively.

Financing cash flows related to debt activity resulted in net cash outflows of $397.6 million in the first six months of 2012 compared to $323.7 million in the first six months of 2011. The Company’s total outstanding debt consisted of the following (in thousands):

	July 1,	June 26,
	2012	2011
Global credit facilities	$143,792	$201,112
Unsecured commercial paper	845,868	735,737
Medium-term notes	2,698,359	2,347,750
Senior unsecured notes	303,000	303,000

	3,991,019	3,587,599

Term asset-backed securitization debt held by VIEs	1,339,232	1,853,382

Total debt	$5,330,251	$5,440,981

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short-and long-term debt ratings as of July 1, 2012 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Stable

Standard & Poor’s	A2	BBB+	Stable

Fitch(a)	F2	BBB+	Positive

(a)	On July 20, 2012, Fitch upgraded the Company's Long-Term rating to A- and its outlook to Stable. Fitch also reaffirmed the Company’s Short-Term rating of F2.

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

Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of July 1, 2012 supported by Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed commercial paper conduit facility or through the use of operating cash flow.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at July 1, 2012 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	5.25%	December 2007	December 2012
$500,000	5.75%	November 2009	December 2014
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$950,131	6.80%	May 2008	June 2018

The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $1.8 million and $2.3 million at July 1, 2012 and June 26, 2011, respectively.

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

Asset-Backed Commercial Paper Conduit Facility – On September 9, 2011, HDFS amended and restated its revolving asset-backed conduit facility which provides for a total aggregate commitment of $600.0 million. The agreement has similar terms as the prior agreement and is for the same amount. At July 1, 2012, HDFS had no outstanding borrowings under the conduit facility.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The conduit facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the conduit facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of July 1, 2012, the conduit facility expires on September 7, 2012. The Company currently intends to renew this conduit facility in the third quarter of 2012.(1)

Term Asset-Backed Securitization Debt Held by VIEs – During the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at July 1, 2012, the unaccreted premium associated with these notes was $1.8 million. There was no additional term-asset backed securitization activity during the six months ended July 1, 2012. There were no term-asset backed securitization transactions during the six months ended June 26, 2011. In July 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction.

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

As of July 1, 2012, the assets of the VIEs totaled $2.23 billion, of which $2.04 billion of finance receivables and $187.8 million of cash were restricted as collateral for the payment of $1.34 billion of obligations under the secured notes. Approximately $507.4 million of the obligations under the secured notes were classified as current at July 1, 2012, based on the contractual maturities of the restricted finance receivables.

Intercompany Borrowing –HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of July 1, 2012 and June 26, 2011, HDFS had no outstanding borrowings owed to the Company under this agreement.

During the second quarter of 2012, HDFS and the Company entered into a $200.0 million Term Loan Agreement which provided for monthly interest payments based on the prevailing commercial paper rates and principal due at maturity in August 2012 or upon earlier demand by the Company. HDFS repaid the $200.0 million Term Loan Agreement in July 2012. During the second quarter of 2011, HDFS and the Company entered in a $200.0 million Term Loan Agreement, which was outstanding at June 26, 2011, and matured and was repaid by HDFS during the third quarter of 2011. The Term Loan balances and related interest are eliminated in the Company’s consolidated financial statements.

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

At July 1, 2012, HDFS and the Company remained in compliance with all of the then existing covenants.

Cash Flows from Discontinued Operations

There were no significant cash flows from discontinued operations during the six months ended July 1, 2012 and June 26, 2011, respectively.

Cautionary Statements

The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company's ability to:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year December 31, 2011.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of the Quarterly report on From 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended July 1, 2012:

2012 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 to May 6	154,453	$53	154,453	19,960,974
May 7 to June 3	1,239,830	$49	1,239,830	18,807,270
June 4 to July 1	1,728,125	$48	1,728,125	17,195,696

Total	3,122,408	$49	3,122,408

(a)	Includes discretionary share repurchases and shares of common stock that employees surrenderd to satisfy withholding taxes in connection with the vesting of restricted stock awards

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 3,086,227 shares during the quarter ended July 1, 2012 under this authorization. As of July 1, 2012, 0.4 million shares remained under this authorization.

In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of July 1, 2012, 16.7 million shares remained under this authorization.

From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 authorization or 2007 authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2012, the Company acquired 36,181 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits

Refer to the Exhibit Index on page 66 of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 9, 2012	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: August 9, 2012	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.

Exhibit Index to Form 10-Q

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended July 1, 2012, filed on August 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.