Form 10-Q
period 2012-09-30
HARLEY DAVIDSON INC
filed 2012-11-08
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at November 1, 2012: 226,257,911 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Revenue:
Motorcycles and related products	$1,089,268	$1,232,699	$3,931,684	$3,635,487
Financial services	161,027	164,557	477,962	492,296
Total revenue	1,250,295	1,397,256	4,409,646	4,127,783
Costs and expenses:
Motorcycles and related products cost of goods sold	711,364	817,308	2,533,453	2,399,962
Financial services interest expense	46,231	61,907	146,199	176,933
Financial services provision for credit losses	9,069	6,189	12,823	5,005
Selling, administrative and engineering expense	257,359	256,735	806,257	759,274
Restructuring expense	9,170	12,429	26,841	49,022
Total costs and expenses	1,033,193	1,154,568	3,525,573	3,390,196
Operating income	217,102	242,688	884,073	737,587
Investment income	1,447	2,479	5,611	5,625
Interest expense	11,438	11,270	34,528	34,101
Income before provision for income taxes	207,111	233,897	855,156	709,111
Provision for income taxes	73,110	50,303	301,870	215,677
Income from continuing operations	134,001	183,594	553,286	493,434
Income from discontinued operations, net of tax	—	—	—	—
Net income	$134,001	$183,594	$553,286	$493,434
Earnings per common share from continuing operations:
Basic	$0.59	$0.79	$2.43	$2.11
Diluted	$0.59	$0.78	$2.40	$2.09
Earnings per common share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Earnings per common share:
Basic	$0.59	$0.79	$2.43	$2.11
Diluted	$0.59	$0.78	$2.40	$2.09
Cash dividends per common share	$0.155	$0.125	$0.465	$0.350
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Comprehensive income	$146,138	$178,561	$572,600	$524,047
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2012	December 31, 2011	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,795,141	$1,526,950	$1,428,753
Marketable securities	136,376	153,380	179,285
Accounts receivable, net	256,193	219,039	285,332
Finance receivables, net	1,212,977	1,168,603	1,104,056
Restricted finance receivables held by variable interest entities, net	513,084	591,864	586,144
Inventories	379,129	418,006	345,963
Restricted cash held by variable interest entities	217,400	229,655	238,208
Other current assets	237,396	234,709	217,445
Total current assets	4,747,696	4,542,206	4,385,186
Finance receivables, net	2,285,309	1,754,441	2,095,839
Restricted finance receivables held by variable interest entities, net	1,904,297	2,271,773	2,119,789
Property, plant and equipment, net	764,835	809,459	775,213
Goodwill	28,928	29,081	30,004
Other long-term assets	284,118	267,204	298,328
	$10,015,183	$9,674,164	$9,704,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,710	$255,713	$289,490
Accrued liabilities	606,078	564,172	731,943
Short-term debt	404,693	838,486	774,971
Current portion of long-term debt	437,938	399,916	—
Current portion of long-term debt held by variable interest entities	559,256	640,331	644,779
Total current liabilities	2,301,675	2,698,618	2,441,183
Long-term debt	3,339,604	2,396,871	2,804,605
Long-term debt held by variable interest entities	1,132,809	1,447,015	1,350,294
Pension liability	125,664	302,483	106,795
Postretirement healthcare liability	261,564	268,582	262,096
Other long-term liabilities	150,504	140,339	138,126
Commitments and contingencies (Note 16)
Total shareholders’ equity	2,703,363	2,420,256	2,601,260
	$10,015,183	$9,674,164	$9,704,359
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2012	September 25, 2011
Net cash provided by operating activities of continuing operations (Note 3)	$712,498	$901,601
Cash flows from investing activities of continuing operations:
Capital expenditures	(95,329)	(106,115)
Origination of finance receivables	(2,328,653)	(2,164,144)
Collections on finance receivables	2,131,025	2,130,369
Purchases of marketable securities	(4,993)	(142,653)
Sales and redemptions of marketable securities	23,046	104,975
Net cash used by investing activities of continuing operations	(274,904)	(177,568)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	993,737	394,277
Proceeds from securitization debt	763,895	571,276
Repayments of securitization debt	(1,161,592)	(1,333,541)
Net (decrease) increase in credit facilities and unsecured commercial paper	(634,874)	182,058
Net borrowings of asset-backed commercial paper	182,131	(483)
Net repayments of asset-backed commercial paper	(6,538)	—
Net change in restricted cash	12,255	50,679
Dividends	(106,560)	(82,557)
Purchase of common stock for treasury	(257,981)	(97,456)
Excess tax benefits from share-based payments	16,390	2,702
Issuance of common stock under employee stock option plans	36,342	7,763
Net cash used by financing activities of continuing operations	(162,795)	(305,282)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(6,608)	(11,857)
Net increase in cash and cash equivalents of continuing operations	268,191	406,894
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	(74)
Cash flows from investing activities of discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—
	—	(74)
Net increase in cash and cash equivalents	$268,191	$406,820
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,526,950	$1,021,933
Cash and cash equivalents of discontinued operations—beginning of period	—	—
Net increase in cash and cash equivalents	268,191	406,820
Less: Cash and cash equivalents of discontinued operations—end of period	—	—
Cash and cash equivalents—end of period	$1,795,141	$1,428,753
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 30, 2012 and September 25, 2011, the condensed consolidated statements of operations for the three and nine month periods then ended, the condensed consolidated statements of comprehensive income for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended.
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
2. New Accounting Standards
Accounting Standards Recently Adopted
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS.) ASU No. 2011-04 clarifies the application of the existing guidance within Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, to ensure consistency between U.S. GAAP and IFRS. ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Level 1 and 2 in the fair value hierarchy. The Company adopted ASU No. 2011-04 on January 1, 2012. The required new disclosures are presented in Note 9.
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

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011	September 25, 2011
Available-for-sale:
Corporate bonds	$136,376	$153,380	$179,285
U.S. Treasuries	—	—	—
	$136,376	$153,380	$179,285
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2012 and 2011, the Company recognized gross unrealized gains in other comprehensive income of $1.1 million and $1.5 million, respectively, or $0.7 million and $0.9 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 12 to 48 months.
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011	September 25, 2011
Components at the lower of FIFO cost or market
Raw materials and work in process	$121,184	$113,932	$95,957
Motorcycle finished goods	169,515	226,261	154,273
Parts and accessories and general merchandise	132,789	121,340	131,708
Inventory at lower of FIFO cost or market	423,488	461,533	381,938
Excess of FIFO over LIFO cost	(44,359)	(43,527)	(35,975)
	$379,129	$418,006	$345,963

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 30, 2012	September 25, 2011
Cash flows from operating activities:
Net income	$553,286	$493,434
Loss from discontinued operations	—	—
Income from continuing operations	553,286	493,434
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	127,443	131,938
Amortization of deferred loan origination costs	58,438	59,272
Amortization of financing origination fees	7,462	8,171
Provision for employee long-term benefits	50,348	50,983
Contributions to pension and postretirement plans	(220,733)	(207,829)
Stock compensation expense	30,287	28,316
Net change in wholesale finance receivables related to sales	5,570	77,519
Provision for credit losses	12,823	5,005
Loss on debt extinguishment	—	8,671
Pension and postretirement healthcare plan curtailment and settlement expense	—	236
Foreign currency adjustments	8,692	11,381
Other, net	9,411	11,036
Changes in current assets and liabilities:
Accounts receivable, net	(37,904)	(19,473)
Finance receivables—accrued interest and other	1,597	7,069
Inventories	36,463	(19,451)
Accounts payable and accrued liabilities	99,642	257,373
Restructuring reserves	(9,177)	2,664
Derivative instruments	611	(2,279)
Other	(21,761)	(2,435)
Total adjustments	159,212	408,167
Net cash provided by operating activities of continuing operations	$712,498	$901,601

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
On August 6, 2010, the Company concluded its sale of MV to MV Agusta Motor Holding S.r.l., a company controlled by the former owner of MV. Under the agreement relating to the sale, (1) the Company received nominal consideration in return for the transfer of MV and related assets; (2) the parties waived their respective rights under the stock purchase agreement and other documents related to the Company’s purchase of MV in 2008, which included a waiver of the former owner’s right to contingent earn-out consideration; and (3) the Company contributed 20 million Euros to MV as operating capital. The 20 million Euros contributed were factored into the Company’s estimate of MV’s fair value prior to the sale and was recognized in the 2010 impairment charges discussed above. As a result of the impairment charges recorded in 2009 and 2010 prior to the sale, the Company only incurred an immaterial loss on the date of sale, which was included in the loss from discontinued operations, net of tax, during the year ended December 31, 2010.
As of December 31, 2010, the Company’s estimated total tax benefit associated with the loss on the sale of MV was $101 million, of which $43.5 million was deemed uncertain and appropriately reserved against. As a result, the total cumulative net tax benefit recognized as of December 31, 2010 was $57.5 million. The increase in the estimated tax benefit during 2010 was driven by an increase in the losses related to the sale of MV, not a change in the tax position.
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
Under the 2011 New Castalloy Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur approximately $30 million in restructuring charges related to the transition through 2013. Approximately 35% of the $30 million will be non-cash charges. On a cumulative basis, the Company has incurred $19.1 million of restructuring expense under the 2011 New Castalloy Restructuring Plan as of September 30, 2012, of which $9.7 million was incurred during the nine months ended September 30, 2012.
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
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $13 million in restructuring expenses related to the new contract through 2012, of which approximately 10% are expected to be non-cash. On a cumulative basis, the Company has incurred $7.8 million of restructuring expense under the 2011 Kansas City Restructuring Plan as of September 30, 2012. During the first nine months of 2012, the Company released a portion of its 2011 Kansas City Restructuring Plan reserve related to severance costs as these costs are no longer expected to be incurred.
For the nine months ended September 25, 2011, restructuring expense included $0.2 million of non-cash curtailment losses related to the Company’s pension plan that covers employees of the Kansas City facility.

The following table summarizes the Motorcycle segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Nine months ended September 30, 2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	—	—	—	2,450	6,152	1,075	9,677	9,677
Utilized—cash	—	—	—	(388)	—	(1,235)	(1,623)	(1,623)
Utilized—non-cash	—	—	—	—	(6,152)	—	(6,152)	(6,152)
Non-cash reserve release	(967)	—	(967)	—	—	—	—	(967)
Balance, end of period	$3,156	$—	$3,156	$10,490	$—	$145	$10,635	$13,791

	Nine months ended September 25, 2011
	Kansas City
	Employee Severance and Termination Costs	Other	Total
Restructuring expense	7,819	342	8,161
Utilized—cash	(3,948)	(342)	(4,290)
Utilized—non-cash	(236)	—	(236)
Balance, end of period	$3,635	$—	$3,635
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
Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. The Company expects to incur approximately $63 million in restructuring expenses related to the new contracts through 2012, of which approximately 45% are expected to be non-cash. On a cumulative basis, the Company has incurred $61.0 million of restructuring expense under the 2010 Restructuring Plan as of September 30, 2012, of which $4.0 million was incurred during the first nine months of 2012.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Nine months ended September 30, 2012	Nine months ended September 25, 2011
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Balance, beginning of period	$20,361	$8,652
Restructuring expense	4,005	9,431
Utilized—cash	(13,894)	(827)
Balance, end of period	$10,472	$17,256
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) that are expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions include the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, during the third quarter of 2012, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 Restructuring Plan includes an estimated reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $384 million to $404 million from 2009 to 2012, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $394.7 million of restructuring and impairment expense under the 2009 Restructuring Plan as of September 30, 2012, of which $14.1 million was incurred during the first nine months of 2012.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities (in thousands):

	Nine months ended September 30, 2012
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	4,166	—	11,987	16,153
Utilized—cash	(2,529)	—	(11,987)	(14,516)
Utilized—non-cash	—	—	—	—
Non-cash reserve release	(2,027)	—	—	(2,027)
Balance, end of period	$9,699	$—	$—	$9,699

	Nine months ended September 25, 2011
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$23,818	$—	$2,764	$26,582
Restructuring expense	5,932	—	25,498	31,430
Utilized—cash	(13,000)	—	(28,079)	(41,079)
Utilized—non-cash	—	—	—	—
Balance, end of period	$16,750	$—	$183	$16,933
Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the first nine months of 2012, the Company released a portion of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred.
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

Finance receivables, net, including finance receivables held by VIEs, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011	September 25, 2011
Retail	$5,243,470	$5,087,490	$5,321,403
Wholesale	785,323	824,640	717,044
	6,028,793	5,912,130	6,038,447
Allowance for credit losses	(113,126)	(125,449)	(132,619)
	$5,915,667	$5,786,681	$5,905,828
At September 30, 2012, December 31, 2011 and September 25, 2011, the Company’s Condensed Consolidated Balance Sheet included $2.42 billion, $2.86 billion and $2.71 billion, respectively, of finance receivables net of a related allowance for credit losses, which were restricted as collateral for the payment of debt held by VIEs and other related obligations as discussed in Note 7. These receivables are included in retail finance receivables in the table above.

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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 30, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$106,180	$8,068	$114,248
Provision for credit losses	9,869	(800)	9,069
Charge-offs	(19,873)	—	(19,873)
Recoveries	9,682	—	9,682
Balance, end of period	$105,858	$7,268	$113,126
	Three months ended September 25, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$130,948	$13,456	$144,404
Provision for credit losses	11,833	(5,644)	6,189
Charge-offs	(28,636)	(173)	(28,809)
Recoveries	10,835	—	10,835
Balance, end of period	$124,980	$7,639	$132,619
	Nine months ended September 30, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	14,892	(2,069)	12,823
Charge-offs	(62,779)	—	(62,779)
Recoveries	37,633	—	37,633
Balance, end of period	$105,858	$7,268	$113,126
	Nine months ended September 25, 2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for credit losses	12,676	(7,671)	5,005
Charge-offs	(86,730)	(503)	(87,233)
Recoveries	41,243	15	41,258
Balance, end of period	$124,980	$7,639	$132,619
Included in the $105.9 million and $125.0 million retail allowance for credit losses on finance receivables is $49.5 million and $64.7 million, respectively, related to finance receivables held by VIEs.
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 30, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	105,858	7,268	113,126
Total allowance for credit losses	$105,858	$7,268	$113,126
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,243,470	785,323	6,028,793
Total finance receivables	$5,243,470	$785,323	$6,028,793
	December 31, 2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	116,112	9,337	125,449
Total allowance for credit losses	$116,112	$9,337	$125,449
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,087,490	824,640	5,912,130
Total finance receivables	$5,087,490	$824,640	$5,912,130
	September 25, 2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	124,980	7,639	132,619
Total allowance for credit losses	$124,980	$7,639	$132,619
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,321,403	717,044	6,038,447
Total finance receivables	$5,321,403	$717,044	$6,038,447

There were no wholesale finance receivables at September 30, 2012, December 31, 2011, or September 25, 2011 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged off at 120 days contractually past due. Interest accrues on retail finance receivables until either collected or charged off. Accordingly, as of September 30, 2012, December 31, 2011 and September 25, 2011, all retail finance receivables were accounted for as interest-earning receivables, of which $19.4 million, $27.5 million and $23.3 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. A specific allowance for credit losses is established once management determines that the borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due wholesale finance receivables until the date the collection of the finance receivables becomes doubtful, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at September 30, 2012, December 31, 2011 or September 25, 2011. At September 30, 2012, December 31, 2011 and September 25, 2011, $0.5 million, $0.9 million, and $0.6 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables, which includes non-accrual status finance receivables, was as follows (in thousands):

	September 30, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,093,496	$100,706	$29,878	$19,390	$149,974	$5,243,470
Wholesale	784,155	445	217	506	1,168	785,323
Total	$5,877,651	$101,151	$30,095	$19,896	$151,142	$6,028,793
	December 31, 2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,915,711	$107,373	$36,937	$27,469	$171,779	$5,087,490
Wholesale	822,610	777	344	909	2,030	824,640
Total	$5,738,321	$108,150	$37,281	$28,378	$173,809	$5,912,130
	September 25, 2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,148,199	$112,370	$37,491	$23,343	$173,204	$5,321,403
Wholesale	715,745	508	197	594	1,299	717,044
Total	$5,863,944	$112,878	$37,688	$23,937	$174,503	$6,038,447
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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 30, 2012	December 31, 2011	September 25, 2011
Prime	$4,178,726	$4,097,048	$4,280,000
Sub-prime	1,064,744	990,442	1,041,403
Total	$5,243,470	$5,087,490	$5,321,403
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
HDFS uses the following internal credit quality indicators, based on the Company’s internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon management’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged off, while the dealers classified as Low Risk are least likely to be charged off. The internal rating system considers factors such as the specific borrowers’ ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 30, 2012	December 31, 2011	September 25, 2011
Doubtful	$10,072	$13,048	$8,260
Substandard	3,689	5,052	9,115
Special Mention	2,446	14,361	6,652
Medium Risk	6,035	3,032	4,305
Low Risk	763,081	789,147	688,712
Total	$785,323	$824,640	$717,044
7. Asset-Backed Financing

HDFS participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. HDFS treats these transactions as secured borrowing because they either are transferred to consolidated VIEs or HDFS maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing". In HDFS' asset-backed financing programs, HDFS transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. HDFS is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed U.S. commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements. Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore are not recorded on a consolidated basis.

HDFS is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.
The Company’s term asset-backed securitization and asset-backed U.S. commercial paper conduit facility VIEs have been aggregated on the balance sheet due to the similarity of the nature of the assets involved as well as the purpose and design of the VIEs.
HDFS is not the primary beneficiary of the asset-backed Canadian commercial paper conduit facility VIE; therefore, HDFS does not consolidate the VIE. However, HDFS treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore cannot meet the requirements for sale accounting under ASC Topic 860. The transferred receivables are included in Finance Receivables, net, in the Consolidated Balance Sheet.

Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in each term asset-backed securitization are only available for payment of that secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2012 to 2019.
During the third quarter of 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. In addition, during the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium, which will be recognized over the term of the notes. At September 30, 2012, the unaccreted premium associated with these notes was $1.5 million. During the third quarter of 2011, the Company issued $573.4 million of secured notes through one term asset-backed securitization transaction.
The following table presents the assets and liabilities of the consolidated term asset-backed securitization SPEs that were included in the Company’s financial statements (in thousands):

	September 30, 2012	December 31, 2011	September 25, 2011
Assets:
Finance receivables	$2,466,871	$2,916,219	$2,754,409
Allowance for credit losses	(49,490)	(65,735)	(64,292)
Restricted cash	205,760	228,776	237,030
Other assets	5,531	6,772	7,394
Total assets	$2,628,672	$3,086,032	$2,934,541
Liabilities
Term asset-backed securitization debt	$1,692,065	$2,087,346	$1,995,073

Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2012, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility ("U.S. Conduit") which provides for a total aggregate commitment of $600 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The amended agreement has terms that are similar to those of the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the U.S. Conduit has an expiration date of September 13, 2013.
The following table presents the assets of the U.S. Conduit SPEs that were included in our financial statements (in thousands);

	September 30, 2012	December 31, 2011	September 25, 2011
Finance receivables	$—	$13,455	$16,193
Allowance for credit losses	—	(302)	(377)
Restricted cash	—	879	1,178
Other assets	542	449	549
Total assets	$542	$14,481	$17,543
The SPEs had no borrowings outstanding under the U.S. Conduit at September 30, 2012, December 31, 2011 or September 25, 2011; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600 million. During the third quarter of 2012, all outstanding finance receivables that remained in the U.S. Conduit SPEs were transferred back to HDFS.
Asset-Backed Canadian Commercial Paper Conduit Facility

In August 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (“Canadian Conduit”). Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. In August 2012, HDFS transferred $209.1 million of Canadian retail motorcycle finance receivables for proceeds of $183.0 million. HDFS maintains effective control over the transferred assets and therefore does not meet sale accounting requirements under ASC Topic 860. As such, this transaction is treated as a secured borrowing, and the transferred assets are restricted as collateral for payment of the debt.

The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit expires on August 30, 2013. The contractual maturity of the debt is approximately 5 years. At September 30, 2012, $194.0 million of finance receivables and $11.6 million of cash were restricted as collateral for the payment of $176.9 million of debt.

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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2012
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,417,900	$1,417,900	$—	$—
Marketable securities	136,376	—	136,376	—
Derivatives	1,639	—	1,639	—
	$1,555,915	$1,417,900	$138,015	$—
Liabilities:
Derivatives	$2,458	$—	$2,458	$—
	December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,302,367	$1,302,367	$—	$—
Marketable securities	153,380	—	153,380	—
Derivatives	16,443	—	16,443	—
	$1,472,190	$1,302,367	$169,823	$—
Liabilities:
Derivatives	$5,136	$—	$5,136	$—
	September 25, 2011
	Balance as of September 25, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,144,790	$1,144,790	$—	$—
Marketable securities	179,285	—	179,285	—
Derivatives	10,343	—	10,343	—
	$1,334,418	$1,144,790	$189,628	$—
Liabilities:
Derivatives	$6,834	$—	$6,834	$—

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
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	September 30, 2012		December 31, 2011		September 25, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,795,141	$1,795,141	$1,526,950	$1,526,950	$1,428,753	$1,428,753
Marketable securities	$136,376	$136,376	$153,380	$153,380	$179,285	$179,285
Accounts receivable, net	$256,193	$256,193	$219,039	$219,039	$285,332	$285,332
Derivatives	$1,639	$1,639	$16,443	$16,443	$10,343	$10,343
Finance receivables, net	$5,993,713	$5,915,667	$5,888,040	$5,786,681	$6,008,081	$5,905,828
Restricted cash held by variable interest entities	$217,400	$217,400	$229,655	$229,655	$238,208	$238,208
Liabilities:
Accounts payable	$293,710	$293,710	$255,713	$255,713	$289,490	$289,490
Derivatives	$2,458	$2,458	$5,136	$5,136	$6,834	$6,834
Unsecured commercial paper	$404,693	$404,693	$874,286	$874,286	$813,571	$813,571
Credit facilities	$—	$—	$159,794	$159,794	$159,438	$159,438
Asset-backed Canadian commercial paper conduit facility	$176,855	$176,855	$—	$—	$—	$—
Medium-term notes	$3,623,082	$3,297,687	$2,561,458	$2,298,193	$2,530,834	$2,303,567
Senior unsecured notes	$357,328	$303,000	$376,513	$303,000	$384,110	$303,000
Term asset-backed securitization debt	$1,702,320	$1,692,065	$2,099,060	$2,087,346	$2,015,261	$1,995,073
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

The carrying value of debt provided under the Canadian Conduit approximates fair value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. Fair value is calculated using Level 2 inputs.
The fair values of the medium-term notes maturing in December 2012, December 2014, September 2015, March 2016, March 2017 and June 2018 are estimated based upon rates currently available for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.
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
The Company utilizes commodity contracts to hedge portions of the cost of certain commodities consumed in the Company’s motorcycle production and distribution operations.
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

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 30, 2012			December 31, 2011			September 25, 2011
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)
Foreign currency contracts(c)	$385,883	$956	$1,784	$306,450	$16,443	$1,852	$279,230	$10,343	$2,439
Commodity contracts(c)	1,181	80	—	3,915	—	265	3,530	—	245
Interest rate swaps—unsecured commercial paper(c)	38,600	—	674	102,100	—	3,020	109,500	—	4,150
Total	$425,664	$1,036	$2,458	$412,465	$16,443	$5,137	$392,260	$10,343	$6,834
	September 30, 2012			December 31, 2011			September 25, 2011
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$14,518	$603	$—	$—	$—	$—	$—	$—	$—
	$14,518	$603	$—	$—	$—	$—	$—	$—	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Three months ended		Nine Months Ended
Cash Flow Hedges	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Foreign currency contracts	$1,704	$9,051	$5,799	$(7,870)
Commodity contracts	32	(200)	(393)	(464)
Interest rate swaps—unsecured commercial paper	(19)	(237)	(43)	(642)
Total	$1,717	$8,614	$5,363	$(8,976)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
	Three months ended		Nine Months Ended		Expected to be Reclassified
Cash Flow Hedges	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011	Over the Next Twelve Months
Foreign currency contracts(a)	$7,742	$(5,058)	$19,846	$(25,846)	$876
Commodity contracts(a)	(81)	(41)	(737)	(465)	(80)
Interest rate swaps—unsecured commercial paper(b)	(327)	(1,254)	(2,262)	(3,940)	674
Total	$7,334	$(6,353)	$16,847	$(30,251)	$1,470

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine Months Ended
Derivatives	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Commodity contracts	$603	$—	$603	$—
Total	$603	$—	$603	$—

For the three and nine months ended September 30, 2012 and September 25, 2011, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
For the three and nine months ended September 30, 2012 and September 25, 2011, there were no gains or losses recognized in income related to derivative financial instruments designated as fair value hedges.
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
11. Income Taxes
The Company’s 2012 income tax rate for the three and nine months ended September 30, 2012 was 35.3% compared to 21.5% and 30.4%, respectively, for the same periods last year. The Company's third quarter 2011 effective tax rate was favorably impacted by discrete tax items totaling $29.7 million which consisted of a favorable settlement of an Internal Revenue Service (IRS) audit for tax years 2005 through 2008 and a favorable change in Wisconsin income tax law associated with certain net operating losses, partially offset by increases in certain income tax reserves.
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
Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Balance, beginning of period	$67,801	$55,407	$54,994	$54,134
Warranties issued during the period	10,228	10,210	42,846	33,770
Settlements made during the period	(19,799)	(15,016)	(52,885)	(37,882)
Recalls and changes to pre-existing warranty liabilities	4,980	759	18,255	1,338
Balance, end of period	$63,210	$51,360	$63,210	$51,360
The liability for safety recall campaigns was $5.0 million, $10.7 million and $2.2 million as of September 30, 2012, December 31, 2011 and September 25, 2011, respectively.

13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$134,001	$183,594	$553,286	$493,434
Denominator:
Denominator for basic earnings per share- weighted-average common shares	226,020	233,800	227,953	233,989
Effect of dilutive securities—employee stock compensation plan	1,969	2,061	2,117	1,992
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	227,989	235,861	230,070	235,981
Earnings per common share from continuing operations:
Basic	$0.59	$0.79	$2.43	$2.11
Diluted	$0.59	$0.78	$2.40	$2.09
Outstanding options to purchase 2.2 million and 3.8 million shares of common stock for the three months ended September 30, 2012 and September 25, 2011, respectively, and 2.3 million and 3.7 million shares of common stock for the nine months ended September 30, 2012 and September 25, 2011, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ending September 30, 2012 and September 25, 2011, respectively.

14. Employee Benefit Plans
The Company has defined benefit pension plans and postretirement healthcare benefit plans, that cover substantially all employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Pension and SERPA Benefits
Service cost	$8,420	$9,274	$25,260	$27,819
Interest cost	20,816	20,147	62,448	60,441
Expected return on plan assets	(29,277)	(26,652)	(87,832)	(79,959)
Amortization of unrecognized:
Prior service cost	740	746	2,219	2,235
Net loss	10,969	7,550	32,906	22,659
Curtailment loss	—	—	—	236
Net periodic benefit cost	$11,668	$11,065	$35,001	$33,431
Postretirement Healthcare Benefits
Service cost	$1,854	$1,907	$5,560	$5,721
Interest cost	4,578	4,911	13,733	14,733
Expected return on plan assets	(2,356)	(2,346)	(7,068)	(7,038)
Amortization of unrecognized:
Prior service credit	(963)	(969)	(2,890)	(2,907)
Net loss	1,855	1,798	5,566	5,394
Net periodic benefit cost	$4,968	$5,301	$14,901	$15,903
During the first nine months of 2012 and 2011, the Company voluntarily contributed $200 million in cash to further fund its pension plans. No additional pension contributions are required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Motorcycles net revenue	$1,089,268	$1,232,699	$3,931,684	$3,635,487
Gross profit	377,904	415,391	1,398,231	1,235,525
Selling, administrative and engineering expense	223,982	222,258	709,015	660,890
Restructuring expense	9,170	12,429	26,841	49,022
Operating income from Motorcycles	144,752	180,704	662,375	525,613
Financial services income	161,027	164,557	477,962	492,296
Financial services expense	88,677	102,573	256,264	280,322
Operating income from Financial Services	72,350	61,984	221,698	211,974
Operating income	$217,102	$242,688	$884,073	$737,587

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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $1.8 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
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

	Three months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,091,887	$—	$(2,619)	$1,089,268
Financial services	—	161,438	(411)	161,027
Total revenue	1,091,887	161,438	(3,030)	1,250,295
Costs and expenses:
Motorcycles and related products cost of goods sold	711,364	—	—	711,364
Financial services interest expense	—	46,231	—	46,231
Financial services provision for credit losses	—	9,069	—	9,069
Selling, administrative and engineering expense	224,393	35,996	(3,030)	257,359
Restructuring expense	9,170	—	—	9,170
Total costs and expenses	944,927	91,296	(3,030)	1,033,193
Operating income	146,960	70,142	—	217,102
Investment income	1,447	—	—	1,447
Interest expense	11,438	—	—	11,438
Income before provision for income taxes	136,969	70,142	—	207,111
Provision for income taxes	47,859	25,251	—	73,110
Income from continuing operations	89,110	44,891	—	134,001
Income from discontinued operations, net of tax	—	—	—	—
Net income	$89,110	$44,891	$—	$134,001
	Nine months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,939,673	$—	$(7,989)	$3,931,684
Financial services	—	478,187	(225)	477,962
Total revenue	3,939,673	478,187	(8,214)	4,409,646
Costs and expenses:
Motorcycles and related products cost of goods sold	2,533,453	—	—	2,533,453
Financial services interest expense	—	146,199	—	146,199
Financial services provision for credit losses	—	12,823	—	12,823
Selling, administrative and engineering expense	709,240	105,231	(8,214)	806,257
Restructuring expense	26,841	—	—	26,841
Total costs and expenses	3,269,534	264,253	(8,214)	3,525,573
Operating income	670,139	213,934	—	884,073
Investment income	230,611	—	(225,000)	5,611
Interest expense	34,528	—	—	34,528
Income before provision for income taxes	866,222	213,934	(225,000)	855,156
Provision for income taxes	224,854	77,016	—	301,870
Income from continuing operations	641,368	136,918	(225,000)	553,286
Income from discontinued operations, net of tax	—	—	—	—
Net income	$641,368	$136,918	$(225,000)	$553,286

	Three months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,234,913	$—	$(2,214)	$1,232,699
Financial services	—	165,512	(955)	164,557
Total revenue	1,234,913	165,512	(3,169)	1,397,256
Costs and expenses:
Motorcycles and related products cost of goods sold	817,308	—	—	817,308
Financial services interest expense	—	61,907	—	61,907
Financial services provision for credit losses	—	6,189	—	6,189
Selling, administrative and engineering expense	223,213	36,691	(3,169)	256,735
Restructuring expense	12,429	—	—	12,429
Total costs and expenses	1,052,950	104,787	(3,169)	1,154,568
Operating income	181,963	60,725	—	242,688
Investment income	2,479	—	—	2,479
Interest expense	11,270	—	—	11,270
Income before provision for income taxes	173,172	60,725	—	233,897
Provision for income taxes	27,906	22,397	—	50,303
Income from continuing operations	145,266	38,328	—	183,594
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$145,266	$38,328	$—	$183,594
	Nine months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,643,206	$—	$(7,719)	$3,635,487
Financial services	—	493,782	(1,486)	492,296
Total revenue	3,643,206	493,782	(9,205)	4,127,783
Costs and expenses:
Motorcycles and related products cost of goods sold	2,399,962	—	—	2,399,962
Financial services interest expense	—	176,933	—	176,933
Financial services provision for credit losses	—	5,005	—	5,005
Selling, administrative and engineering expense	662,376	106,103	(9,205)	759,274
Restructuring expense	49,022	—	—	49,022
Total costs and expenses	3,111,360	288,041	(9,205)	3,390,196
Operating income	531,846	205,741	—	737,587
Investment income	130,625	—	(125,000)	5,625
Interest expense	34,101	—	—	34,101
Income before provision for income taxes	628,370	205,741	(125,000)	709,111
Provision for income taxes	141,074	74,603	—	215,677
Income from continuing operations	487,296	131,138	(125,000)	493,434
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$487,296	$131,138	$(125,000)	$493,434

	September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,048,429	$746,712	$—	$1,795,141
Marketable securities	136,376	—	—	136,376
Accounts receivable, net	623,021	—	(366,828)	256,193
Finance receivables, net	—	1,212,977	—	1,212,977
Restricted finance receivables held by variable interest entities, net	—	513,084	—	513,084
Inventories	379,129	—	—	379,129
Restricted cash held by variable interest entities	—	217,400	—	217,400
Other current assets	177,278	60,118	—	237,396
Total current assets	2,364,233	2,750,291	(366,828)	4,747,696
Finance receivables, net	—	2,285,309	—	2,285,309
Restricted finance receivables held by variable interest entities, net	—	1,904,297	—	1,904,297
Property, plant and equipment, net	735,719	29,116	—	764,835
Goodwill	28,928	—	—	28,928
Other long-term assets	338,987	20,193	(75,062)	284,118
	$3,467,867	$6,989,206	$(441,890)	$10,015,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,755	$408,783	$(366,828)	$293,710
Accrued liabilities	521,867	87,936	(3,725)	606,078
Short-term debt	—	404,693	—	404,693
Current portion of long-term debt	—	437,938	—	437,938
Current portion of long-term debt held by variable interest entities	—	559,256	—	559,256
Total current liabilities	773,622	1,898,606	(370,553)	2,301,675
Long-term debt	303,000	3,036,604	—	3,339,604
Long-term debt held by variable interest entities	—	1,132,809	—	1,132,809
Pension liability	125,664	—	—	125,664
Postretirement healthcare benefits	261,564	—	—	261,564
Other long-term liabilities	134,509	15,995	—	150,504
Commitments and contingencies (Note 17)
Total shareholders’ equity	1,869,508	905,192	(71,337)	2,703,363
	$3,467,867	$6,989,206	$(441,890)	$10,015,183

	December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$943,330	$583,620	$—	$1,526,950
Marketable securities	153,380	—	—	153,380
Accounts receivable, net	393,615	—	(174,576)	219,039
Finance receivables, net	—	1,168,603	—	1,168,603
Restricted finance receivables held by variable interest entities, net	—	591,864	—	591,864
Inventories	418,006	—	—	418,006
Restricted cash held by variable interest entities	—	229,655	—	229,655
Other current assets	167,423	67,286	—	234,709
Total current assets	2,075,754	2,641,028	(174,576)	4,542,206
Finance receivables, net	—	1,754,441	—	1,754,441
Restricted finance receivables held by variable interest entities, net	—	2,271,773	—	2,271,773
Property, plant and equipment, net	779,330	30,129	—	809,459
Goodwill	29,081	—	—	29,081
Other long-term assets	322,379	17,460	(72,635)	267,204
	$3,206,544	$6,714,831	$(247,211)	$9,674,164
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,957	$209,332	$(174,576)	$255,713
Accrued liabilities	482,838	85,038	(3,704)	564,172
Short-term debt	—	838,486	—	838,486
Current portion of long-term debt	—	399,916		399,916
Current portion of long-term debt held by variable interest entities	—	640,331	—	640,331
Total current liabilities	703,795	2,173,103	(178,280)	2,698,618
Long-term debt	303,000	2,093,871	—	2,396,871
Long-term debt held by variable interest entities	—	1,447,015	—	1,447,015
Pension liability	302,483	—	—	302,483
Postretirement healthcare benefits	268,582	—	—	268,582
Other long-term liabilities	126,036	14,303	—	140,339
Commitments and contingencies (Note 17)
Total shareholders’ equity	1,502,648	986,539	(68,931)	2,420,256
	$3,206,544	$6,714,831	$(247,211)	$9,674,164

	September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$995,855	$432,898	$—	$1,428,753
Marketable securities	179,285	—	—	179,285
Accounts receivable, net	590,611	—	(305,279)	285,332
Finance receivables, net	—	1,104,056	—	1,104,056
Restricted finance receivables held by variable interest entities, net	—	586,144	—	586,144
Inventories	345,963	—	—	345,963
Restricted cash held by variable interest entities	—	238,208	—	238,208
Other current assets	159,814	57,631	—	217,445
Total current assets	2,271,528	2,418,937	(305,279)	4,385,186
Finance receivables, net	—	2,095,839	—	2,095,839
Restricted finance receivables held by variable interest entities, net	—	2,119,789	—	2,119,789
Property, plant and equipment, net	746,230	28,983	—	775,213
Goodwill	30,004	—	—	30,004
Other long-term assets	344,073	25,874	(71,619)	298,328
	$3,391,835	$6,689,422	$(376,898)	$9,704,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,210	$348,559	$(305,279)	$289,490
Accrued liabilities	627,972	107,414	(3,443)	731,943
Short-term debt	—	774,971	—	774,971
Current portion of long-term debt held by variable interest entities	—	644,779	—	644,779
Total current liabilities	874,182	1,875,723	(308,722)	2,441,183
Long-term debt	303,000	2,501,605	—	2,804,605
Long-term debt held by variable interest entities	—	1,350,294	—	1,350,294
Pension liability	106,795	—	—	106,795
Postretirement healthcare liability	262,096	—	—	262,096
Other long-term liabilities	124,031	14,095	—	138,126
Commitments and contingencies (Note 17)
Total shareholders’ equity	1,721,731	947,705	(68,176)	2,601,260
	$3,391,835	$6,689,422	$(376,898)	$9,704,359

	Nine months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$641,368	136,918	$(225,000)	$553,286
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	122,570	4,873	—	127,443
Amortization of deferred loan origination costs	—	58,438	—	58,438
Amortization of financing origination fees	355	7,107	—	7,462
Provision for employee long-term benefits	48,808	1,540	—	50,348
Contributions to pension and postretirement plans	(220,733)	—	—	(220,733)
Stock compensation expense	27,881	2,406	—	30,287
Net change in wholesale finance receivables	—	—	5,570	5,570
Provision for credit losses	—	12,823	—	12,823
Pension and postretirement healthcare plan curtailment and settlement expense	—	—	—	—
Foreign currency adjustments	8,692	—	—	8,692
Other, net	2,252	7,159	—	9,411
Change in current assets and current liabilities:
Accounts receivable	(230,156)	—	192,252	(37,904)
Finance receivables—accrued interest and other	—	1,597	—	1,597
Inventories	36,463	—	—	36,463
Accounts payable and accrued liabilities	86,513	205,381	(192,252)	99,642
Restructuring reserves	(9,177)	—	—	(9,177)
Derivative instruments	739	(128)	—	611
Other	(19,550)	(2,211)	—	(21,761)
Total adjustments	(145,343)	298,985	5,570	159,212
Net cash provided by operating activities of continuing operations	496,025	435,903	(219,430)	712,498

	Nine months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities of continuing operations:
Capital expenditures	(91,469)	(3,860)	—	(95,329)
Origination of finance receivables	—	(5,315,732)	2,987,079	(2,328,653)
Collections of finance receivables	—	5,123,674	(2,992,649)	2,131,025
Purchases of marketable securities	(4,993)	—	—	(4,993)
Sales and redemptions of marketable securities	23,046	—	—	23,046
Net cash (used by) provided by investing activities of continuing operations	(73,416)	(195,918)	(5,570)	(274,904)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	993,737	—	993,737
Loan to HDFS	—	—	—	—
Proceeds from securitization of debt	—	763,895	—	763,895
Repayments of securitization debt	—	(1,161,592)	—	(1,161,592)
Net decrease in credit facilities and unsecured commercial paper	—	(634,874)	—	(634,874)
Net borrowings of asset-backed commercial paper	—	182,131	—	182,131
Net repayments of asset-backed commercial paper	—	(6,538)	—	(6,538)
Net change in restricted cash	—	12,255	—	12,255
Dividends paid	(106,560)	(225,000)	225,000	(106,560)
Purchase of common stock for treasury	(257,981)	—	—	(257,981)
Excess tax benefits from share based payments	16,390	—	—	16,390
Issuance of common stock under employee stock option plans	36,342	—	—	36,342
Net cash used by financing activities of continuing operations	(311,809)	(75,986)	225,000	(162,795)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(5,701)	(907)	—	(6,608)
Net (decrease) increase in cash and cash equivalents of continuing operations	105,099	163,092	—	268,191
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—
	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$105,099	$163,092	$—	$268,191
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$943,330	$583,620	$—	$1,526,950
Cash and cash equivalents of discontinued operations—beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	105,099	163,092	—	268,191
Less: Cash and cash equivalents of discontinued operations—end of period	—	—	—	—
Cash and cash equivalents—end of period	$1,048,429	$746,712	$—	$1,795,141

	Nine months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$487,296	$131,138	$(125,000)	$493,434
Loss from discontinued operations	—	—	—	—
Income from continuing operations	487,296	131,138	(125,000)	493,434
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	127,174	4,764	—	131,938
Amortization of deferred loan origination costs	—	59,272	—	59,272
Amortization of financing origination fees	355	7,816	—	8,171
Provision for employee long-term benefits	49,110	1,873	—	50,983
Contributions to pension and postretirement plans	(207,829)	—	—	(207,829)
Stock compensation expense	26,282	2,034	—	28,316
Net change in wholesale finance receivables	—	—	77,519	77,519
Provision for credit losses	—	5,005	—	5,005
Loss on extinguishment of debt	—	8,671	—	8,671
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Foreign currency adjustments	11,381	—	—	11,381
Other, net	(14,923)	25,959	—	11,036
Change in current assets and current liabilities:
Accounts receivable	(132,823)	—	113,350	(19,473)
Finance receivables—accrued interest and other	—	7,069	—	7,069
Inventories	(19,451)	—	—	(19,451)
Accounts payable and accrued liabilities	197,233	125,929	(65,789)	257,373
Restructuring reserves	2,664	—	—	2,664
Derivative instruments	(2,297)	18	—	(2,279)
Other	(930)	46,070	(47,575)	(2,435)
Total adjustments	36,182	294,480	77,505	408,167
Net cash provided by (used by) operating activities of continuing operations	523,478	425,618	(47,495)	901,601

	Nine months ended September 25, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities of continuing operations:
Capital expenditures	(100,299)	(5,816)	—	(106,115)
Origination of finance receivables	—	(4,884,163)	2,720,019	(2,164,144)
Collections of finance receivables	—	4,927,907	(2,797,538)	2,130,369
Purchases of marketable securities	(142,653)	—	—	(142,653)
Sales and redemptions of marketable securities	104,975	—	—	104,975
Net cash (used by) provided by investing activities of continuing operations	(137,977)	37,928	(77,519)	(177,568)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	394,277	—	394,277
Proceeds from securitization debt	—	571,276	—	571,276
Repayments of securitization debt	—	(1,333,541)	—	(1,333,541)
Net borrowings of asset-backed commercial paper	—	(483)	—	(483)
Net decrease in credit facilities and unsecured commercial paper	—	182,058	—	182,058
Net change in restricted cash	—	50,679	—	50,679
Dividends paid	(82,557)	(125,000)	125,000	(82,557)
Purchase of common stock for treasury	(97,456)	—	—	(97,456)
Excess tax benefits from share based payments	2,702	—	—	2,702
Issuance of common stock under employee stock option plans	7,763	—	—	7,763
Net cash (used by) provided by financing activities of continuing operations	(169,548)	(260,734)	125,000	(305,282)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(11,815)	(56)	14	(11,857)
Net (decrease) increase in cash and cash equivalents of continuing operations	204,138	202,756	—	406,894
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(74)	—	—	(74)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—
	(74)	—	—	(74)
Net (decrease) increase in cash and cash equivalents	$204,064	$202,756	$—	$406,820
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations—beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	204,064	202,756	—	406,820
Less: Cash and cash equivalents of discontinued operations—end of period	—	—	—	—
Cash and cash equivalents—end of period	$995,855	$432,898	$—	$1,428,753

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
Overview
The Company’s income from continuing operations was $134.0 million, or $0.59 per fully diluted share, for the third quarter of 2012 compared to $183.6 million, or $0.78 per fully diluted share, in the third quarter of 2011. Operating income from the Motorcycles segment was down $36.0 million or 19.9 % from last year’s third quarter on a 14.5% decrease in wholesale shipments of Harley-Davidson motorcycles. The decrease in motorcycle shipments was primarily due to a previously announced plan for lower third-quarter shipments during the launch of an Enterprise Resource Planning (ERP) system at the Company's York, Pennsylvania (York) assembly plant. Operating income from Financial Services in the third quarter of 2012 was $72.4 million compared to $62.0 million in the year-ago quarter reflecting continued credit loss performance improvement and lower interest expense.
During the third quarter of 2012, worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 1.3% compared to 2011, including a 5.2% decrease in the U.S. and a 7.6% increase in international markets. Through nine months of 2012, retail sales grew 6.0%, including increases of 6.2% and 5.4% in the U.S. and international markets, respectively. The Company believes U.S. third-quarter retail sales were adversely affected by a limited availability of new motorcycles in July, August and early September resulting from the ERP implementation. The Company also believes third-quarter U.S. and, to a lesser extent, international retail sales were impacted by the re-timing of the Company's annual new model launch from late July to late August. In September, as U.S. dealer inventory returned to more appropriate levels and the new 2013 motorcycles became more available, retail sales responded positively and gained momentum as the Company exited the quarter. The Company continues to remain cautious about its expectations for retail sales globally in an environment of greater economic uncertainty, including in Europe where retail sales have been affected by the challenging Eurozone economy.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (November 8, 2012), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On October 23, 2012, the Company reaffirmed its expectation to ship 245,000 to 250,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2012. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 44,500 to 49,500 motorcycles in the fourth quarter of 2012, down 2% to 12% from the prior year. The Company expects that 2012 fourth quarter shipments and production will be down compared to the prior year due to the implementation of flexible production capabilities at one of its facilities. As previously disclosed, beginning in early 2013, the Company expects to implement flexible production capabilities at York by adding flexible workers thus enabling the Company to increase manufacturing capacity in the first half of 2013 to more closely match retail demand. The Company expects to achieve the ability to maximize flexibility in the entire manufacturing system during 2014 when it expects that the same capability will be in place for the Kansas City, Missouri (Kansas City) operations. Consequently the Company expects U.S. retail inventory to be slightly lower on a year over year basis at the end of 2012 and 2013 which will be aligned with the seasonal low point for retail sales.
Also on October 23, 2012, the Company announced that it continues to expect 2012 full-year gross margin to be between 34.75% and 35.75%. The Company also expects 2012 fourth quarter gross margin percent to be roughly in line with the prior year's fourth quarter gross margin. The Company expects gross margin in the fourth quarter will include productivity gains and improved mix, which will be offset by unfavorable foreign currency exchange rates and significantly lower production levels as compared to the prior year. The Company expects fourth-quarter production to be down compared to prior year due to the planned implementation of flexible production as discussed above, as approximately 7,000 additional motorcycles produced in the fourth quarter of 2011 to support the ERP launch will not be repeated and there is a decrease of five days in the fiscal fourth quarter of 2012 as compared to last year's fourth quarter.
In addition, the Company announced on October 23, 2012 that it expects HDFS 2012 full-year operating profit to be slightly higher than 2011 as a result of continued strong credit performance and a more favorable cost of funds.
The Company also announced on October 23, 2012 that it continues to expect its full-year 2012 effective tax rate from continuing operations to be approximately 35.5%. This guidance excludes the effect of any potential future nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.
Finally, on October 23, 2012, the Company confirmed its full-year capital expenditure estimate of $190 million to $210 million which includes approximately $35 million of capital expenditures related to restructuring.

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
In February 2011, the Company’s unionized employees at its Kansas City ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York facility in December 2009, and allows for similar flexibility and increased production efficiency. Once the new contract is fully implemented, the production system in Kansas City, like Wisconsin and York, will include the addition of a flexible workforce component.

After taking actions to fully implement the new ratified labor agreement, the Company expects to have about 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the prior contract.
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at York in December 2009 and allow for similar flexibility and increased production efficiency. Once the new contracts are fully implemented, the production system in Wisconsin, like York, will include the addition of a flexible workforce component.
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
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that were expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s significant announced actions include the restructuring and transformation of its York production facility including the implementation of a new more flexible unionized labor agreement; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, during the third quarter of 2012, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 restructuring plan includes an estimated reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Restructuring Costs and Savings
During the first nine months of 2012, the Company incurred $26.8 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $455.8 million in restructuring and impairment expense incurred in prior years since the restructuring activities were initiated in 2009. On October 23, 2012, the Company reaffirmed its estimate for restructuring expenses related to its combined restructuring plan activities that it expects to incur from 2009 to 2013 of $490 million to $510 million. The Company continues to expect approximately 35% of those amounts to be non-cash. The estimated restructuring expense includes estimated restructuring expenses of $35 million to $45 million in 2012, which was revised down from the previous estimate of $40 million to $50 million reflecting a $5 million shift in expected expense from 2012 to 2013. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

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

Results of Operations for the Three Months Ended September 30, 2012
Compared to the Three Months Ended September 25, 2011
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 30, 2012	September 25, 2011	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$144,752	$180,704	$(35,952)	(19.9)
Operating income from financial services	72,350	61,984	10,366	16.7
Operating income	217,102	242,688	(25,586)	(10.5)
Investment income	1,447	2,479	(1,032)	(41.6)
Interest expense	11,438	11,270	168	1.5
Income before income taxes	207,111	233,897	(26,786)	(11.5)
Provision for income taxes	73,110	50,303	22,807	45.3
Income from continuing operations	134,001	183,594	(49,593)	(27.0)
Income from discontinued operations, net of income taxes	—	—	—	N/M
Net income	$134,001	$183,594	$(49,593)	(27.0)
Diluted earnings per share from continuing operations	$0.59	$0.78	$(0.19)	(24.4)
Diluted earnings per share from discontinued operations	$—	$—	$—	N/M
Diluted earnings per share	$0.59	$0.78	$(0.19)	(24.4)
Operating income for the Motorcycles segment during the third quarter of 2012 declined by $36.0 million compared to the third quarter 2011. The decrease was primarily due to a planned reduction in motorcycle shipments related to the ERP implementation at York, partially offset by higher gross margin percentage and lower restructuring costs Operating income for the Financial Services segment was higher during the third quarter of 2012 compared to the third quarter of 2011, driven by lower interest expense. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the third quarter of 2012 was 35.3% compared to 21.5% for the third quarter of 2011. The Company's third quarter 2011 effective tax rate was favorably impacted by discrete tax items totaling $29.7 million which consisted of a favorable settlement of an Internal Revenue Service (IRS) audit for tax years 2005 through 2008 and a favorable change in Wisconsin income tax law associated with certain net operating losses, partially offset by increases in certain income tax reserves.

Motorcycles & Related Products Segment
Harley-Davidson Motorcycle Worldwide Retail Sales
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.3% during the third quarter of 2012 compared to the third quarter of 2011. Retail sales of Harley-Davidson motorcycles decreased 5.2% in the United States and increased 7.6% internationally in the quarter. The following table includes retail unit sales of Harley-Davidson motorcycles:
Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Heavyweight (651+cc)

	Three months ended
	September 30, 2012	September 30, 2011	Increase (Decrease)	% Change
North America Region
United States	40,402	42,640	(2,238)	(5.2)
Canada	2,578	2,458	120	4.9
Total North America Region	42,980	45,098	(2,118)	(4.7)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,146	8,064	82	1.0
Other	1,330	1,243	87	7.0
Total Europe Region	9,476	9,307	169	1.8
Asia Pacific Region
Japan	2,941	2,868	73	2.5
Other	3,083	2,620	463	17.7
Total Asia Pacific Region	6,024	5,488	536	9.8
Latin America Region	2,573	1,945	628	32.3
Total Worldwide Retail Sales	61,053	61,838	(785)	(1.3)

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 30, 2012		September 25, 2011		Decrease	% Change
United States	33,152	62.8%	41,066	66.5%	(7,914)	(19.3)%
International	19,641	37.2%	20,679	33.5%	(1,038)	(5.0)
Harley-Davidson motorcycle units	52,793	100.0%	61,745	100.0%	(8,952)	(14.5)%
Touring motorcycle units	18,483	35.0%	22,357	36.2%	(3,874)	(17.3)%
Custom motorcycle units(a)	20,719	39.2%	25,638	41.5%	(4,919)	(19.2)
Sportster motorcycle units	13,591	25.8%	13,750	22.3%	(159)	(1.2)
Harley-Davidson motorcycle units	52,793	100.0%	61,745	100.0%	(8,952)	(14.5)%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 52,793 Harley-Davidson motorcycles worldwide during the third quarter of 2012, which was 14.5% lower than the third quarter of 2011 and in line with Company expectations. During the third quarter of 2012 shipments were lower as a result of lower production due to the implementation of a new ERP system at the York facility. The ERP implementation and lower production also impacted motorcycle product mix during the third quarter resulting in a decrease in touring and custom motorcycle shipments, which are the families of motorcycles manufactured at York, as a percent of total shipments compared to the prior year. U.S. dealer inventories of new Harley-Davidson motorcycles finished the third quarter up approximately 3,100 units compared to the end of the year ago period.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 30, 2012	September 25, 2011	Increase (Decrease)	% Change
Revenue:
Motorcycles	$773,979	$922,469	$(148,490)	(16.1)%
Parts & Accessories	233,749	235,676	(1,927)	(0.8)
General Merchandise	75,632	69,333	6,299	9.1
Other	5,908	5,221	687	13.2
Total revenue	1,089,268	1,232,699	(143,431)	(11.6)
Cost of goods sold	711,364	817,308	(105,944)	(13.0)
Gross profit	377,904	415,391	(37,487)	(9.0)
Selling & administrative expense	192,351	188,935	3,416	1.8
Engineering expense	31,631	33,323	(1,692)	(5.1)
Restructuring expense	9,170	12,429	(3,259)	(26.2)
Operating expense	233,152	234,687	(1,535)	(0.7)
Operating income from motorcycles	$144,752	$180,704	$(35,952)	(19.9)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2011 to the third quarter of 2012 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 25, 2011	$1,232.7	$817.3	$415.4
Volume	(128.9)	(81.4)	(47.5)
Price	5.7	—	5.7
Foreign currency exchange rates and hedging	(27.9)	(29.1)	1.2
Product mix	7.7	20.4	(12.7)
Raw material prices	—	(2.5)	2.5
Manufacturing costs	—	(13.3)	13.3
Total	(143.4)	(105.9)	(37.5)
September 30, 2012	$1,089.3	$711.4	$377.9

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2011 to the third quarter of 2012:

•	On average, wholesale prices on the Company’s 2013 model-year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•
Foreign currency exchange rates during the third quarter of 2012 resulted in a negative impact on net revenue, which was more than offset by the favorable impact of gains associated with foreign currency hedging (included in cost of goods sold) and the positive impact of lapping year-ago foreign currency losses. Over the next several quarters, the Company expects downward pressure on gross margins as a result of the devaluation the Company is experiencing in most of its key foreign currencies. The Company believes that the adverse financial impact of devaluation will be somewhat tempered in the near-term by foreign currency hedges.(1)

•
Shipment mix changes positively impacted net revenue and resulted primarily from product mix changes within the Company’s General Merchandise and Parts & Accessories products. However, the impact of mix changes between motorcycle families on cost of goods sold more than offset the positive impact to revenue.

•	Raw material prices were lower in the third quarter of 2012 relative to the third quarter of 2011 primarily due to lower metals and lower fuel prices.

•
Manufacturing costs benefited from restructuring savings, partially offset by inflation and a higher fixed cost per unit as a result of lower production volumes. Temporary inefficiencies related to restructuring activities due in part to the ERP implementation were approximately $11 million in the third quarter of 2012 compared to approximately $7 million in the third quarter of 2011. The Company now expects temporary inefficiencies to be approximately $5 million to $8 million in the fourth quarter of 2012 for a total of approximately $32 million to $35 million for 2012.(1)

Operating expenses were relatively flat during the third quarter of 2012 compared to the third quarter of 2011. Lower restructuring expense and lower engineering expense was partially offset by higher selling and administrative expense. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. The Company expects selling and administrative expenses in the fourth quarter of 2012 to be modestly lower than the same period last year due to the five fewer days in the 2012 fiscal quarter and the $12 million recall charge incurred in the fourth quarter of 2011.(1) The favorability from these items will be partially offset by a moderate increase in spending in the fourth quarter to support the Company's growth initiatives. The Company continues to expect its 2012 full-year selling and administrative expense will be higher than full-year 2011 expense as it invests in its growth initiatives, but it will be lower as a percent of revenue.(1)
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 30, 2012	September 25, 2011	(Decrease) Increase	% Change
Interest income	$147,638	$150,861	$(3,223)	(2.1)%
Other income	13,389	13,696	(307)	(2.2)
Financial services revenue	161,027	164,557	(3,530)	(2.1)
Interest expense	46,231	61,907	(15,676)	(25.3)
Provision for credit losses	9,069	6,189	2,880	46.5
Operating expenses	33,377	34,477	(1,100)	(3.2)
Financial services expense	88,677	102,573	(13,896)	(13.5)
Operating income from financial services	$72,350	$61,984	$10,366	16.7%

Interest income for the three months ended September 30, 2012 decreased due to lower average finance receivables outstanding. Interest expense was lower primarily due to a more favorable cost of funds and the non-recurrence of an $8.7 million loss incurred in the prior year related to the extinguishment of medium-term notes.
The provision for credit losses was unfavorable in the third quarter of 2012 compared to the third quarter of 2011. The provision for credit losses related to wholesale motorcycle finance receivables increased by $4.8 million primarily due to an allowance release during the third quarter of 2011 resulting from favorable wholesale account performance. The provision for credit losses related to retail motorcycle finance receivables decreased by $1.3 million in the third quarter of 2012 compared to the third quarter of 2011 as retail credit loss performance continues to trend favorably.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 30, 2012	September 25, 2011
Balance, beginning of period	$114,248	$144,404
Provision for finance credit losses	9,069	6,189
Charge-offs	(19,873)	(28,809)
Recoveries	9,682	10,835
Balance, end of period	$113,126	$132,619
At September 30, 2012, the allowance for credit losses on finance receivables was $7.3 million for wholesale receivables and $105.9 million for retail receivables, which included $49.5 million related to finance receivables held by VIEs. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the Company’s VIEs. At September 25, 2011, the allowance for credit losses on finance receivables was $7.6 million for wholesale receivables and $125.0 million for retail receivables, which included $64.7 million related to receivables held by VIEs.
HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Nine Months Ended September 30, 2012
Compared to the Nine Months Ended September 25, 2011
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 30, 2012	September 25, 2011	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$662,375	$525,613	$136,762	26.0%
Operating income from financial services	221,698	211,974	9,724	4.6
Operating income	884,073	737,587	146,486	19.9
Investment income	5,611	5,625	(14)	(0.2)
Interest expense	34,528	34,101	427	1.3
Income before income taxes	855,156	709,111	146,045	20.6
Provision for income taxes	301,870	215,677	86,193	40.0
Income from continuing operations	553,286	493,434	59,852	12.1
Loss from discontinued operations, net of income taxes	—	—	—	N/M
Net income	$553,286	$493,434	$59,852	12.1%
Diluted earnings per share from continuing operations	$2.40	$2.09	$0.31	14.8%
Diluted loss per share from discontinued operations	$—	$—	$—	N/M
Diluted earnings per share	$2.40	$2.09	$0.31	14.8%
Operating income for the Motorcycles segment during the first nine months of 2012 improved by $136.8 million compared to the first nine months of 2011 primarily due to increased motorcycle shipments, increased gross margin percent and lower restructuring costs, partially offset by increased selling, general and administrative expenses. Operating income for the Financial Services segment improved by $9.7 million during the first nine months of 2012 compared to the first nine months of 2011 primarily due to lower interest expense, partially offset by lower interest income. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first nine months of 2012 was 35.3% compared to 30.4% for the first nine months of 2011. The Company's effective tax rate for the first nine months of 2011 was favorably impacted by discrete tax items totaling $29.7 million which consisted of a favorable settlement of an Internal Revenue Service (IRS) audit for tax years 2005 through 2008 and a favorable change in Wisconsin income tax law associated with certain net operating losses, partially offset by increases in certain income tax reserves.

Motorcycles & Related Products Segment
Harley-Davidson Motorcycle Worldwide Retail Sales
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 6.0% during the first nine months of 2012 compared to the first nine months of 2011. Retail sales of Harley-Davidson motorcycles increased 6.2% in the United States and 5.4% internationally in the first nine months of 2012. On an industry-wide basis, the heavyweight (651+cc) portion of the market was up 3.8% in the United States and down 8.0% in Europe for the nine months ended September 30, 2012 when compared to the same period in 2011. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Heavyweight (651+cc)

	Nine months ended
	September 30, 2012	September 30, 2011	Increase (Decrease)	% Change
North America Region
United States	135,925	127,930	7,995	6.2%
Canada	9,526	9,288	238	2.6
Total North America Region	145,451	137,218	8,233	6.0
Europe, Middle East and Africa Region (EMEA)
Europe(b)	31,667	33,337	(1,670)	(5.0)
Other	4,539	3,947	592	15.0
Total Europe Region	36,206	37,284	(1,078)	(2.9)
Asia Pacific Region
Japan	7,915	7,827	88	1.1
Other	9,859	7,745	2,114	27.3
Total Asia Pacific Region	17,774	15,572	2,202	14.1
Latin America Region	7,013	4,755	2,258	47.5
Total Worldwide Retail Sales	206,444	194,829	11,615	6.0%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
The following table includes industry retail motorcycle registration data:
Heavyweight Motorcycle Registration Data(a)

	Nine months ended
	September 30, 2012	September 30, 2011	Increase	% Change
United States(b)	239,940	231,125	8,815	3.8%
	Nine months ended
	September 30, 2012	September 30, 2011	Decrease	% Change
Europe(c)	241,702	262,614	(20,912)	(8.0)%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway, dual purpose models and three-wheeled vehicles.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update.

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

Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 30, 2012		September 25, 2011		Increase	% Change
United States	131,119	65.4%	118,555	65.0%	12,564	10.6%
International	69,439	34.6%	63,832	35.0%	5,607	8.8
Harley-Davidson motorcycle units	200,558	100.0%	182,387	100.0%	18,171	10.0%
Touring motorcycle units	77,859	38.8%	70,410	38.6%	7,449	10.6%
Custom motorcycle units(a)	78,430	39.1%	71,526	39.2%	6,904	9.7
Sportster motorcycle units	44,269	22.1%	40,451	22.2%	3,818	9.4
Harley-Davidson motorcycle units	200,558	100.0%	182,387	100.0%	18,171	10.0%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.
The Company shipped 200,558 Harley-Davidson motorcycles worldwide during the first nine months of 2012, which was 10.0% higher than the first nine months of 2011. This was in line with Company expectations and resulted in slightly higher U.S. dealer inventory at the end of the first nine months of 2012 compared to the end of the first nine months of 2011.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 30, 2012	September 25, 2011	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,993,657	$2,762,563	$231,094	8.4%
Parts & Accessories	698,381	655,387	42,994	6.6
General Merchandise	225,375	204,809	20,566	10.0
Other	14,271	12,728	1,543	12.1
Total revenue	3,931,684	3,635,487	296,197	8.1
Cost of goods sold	2,533,453	2,399,962	133,491	5.6
Gross profit	1,398,231	1,235,525	162,706	13.2
Selling & administrative expense	616,070	560,971	55,099	9.8
Engineering expense	92,945	99,919	(6,974)	(7.0)
Restructuring expense	26,841	49,022	(22,181)	(45.2)
Operating expense	735,856	709,912	25,944	3.7
Operating income from motorcycles	$662,375	$525,613	$136,762	26.0%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2011 to the first nine months of 2012 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 25, 2011	$3,635.5	$2,400.0	$1,235.5
Volume	338.7	233.1	105.6
Price	23.8	—	23.8
Foreign currency exchange rates and hedging	(64.0)	(60.5)	(3.5)
Product mix	(2.3)	9.9	(12.2)
Raw material prices	—	(5.6)	5.6
Manufacturing costs	—	(43.4)	43.4
Total	296.2	133.5	162.7
September 30, 2012	$3,931.7	$2,533.5	$1,398.2

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2011 to first nine months of 2012:

•
On average, wholesale prices on the Company’s 2012 and 2013 model-year motorcycles are higher than the prior model years resulting in the favorable impact on revenue and gross profit during the period.

•
Foreign currency exchange rates during the first nine months of 2012 resulted in a negative impact on net revenue and were mostly offset by the favorable impact of gains associated with foreign currency hedging (included in cost of goods sold) when compared to the same period last year.

•
Shipment mix changes negatively impacted revenue and cost of goods sold. The decrease in gross profit resulted primarily from product mix changes both between and within the Company’s motorcycle families.

•	Raw material prices were lower in the first nine months of 2012 relative to the first nine months of 2011 primarily due to lower metals costs and lower fuel prices.

•
Manufacturing costs benefited from restructuring savings and a lower fixed cost per unit as a result of higher production volumes. Temporary inefficiencies related to restructuring activities due in part to the ERP implementation were approximately $27 million in the first nine months of 2012 in line with temporary inefficiencies in the first nine months of 2011.

The net increase in operating expense was primarily due to higher selling and administrative expense driven by incremental investments to support the Company’s growth initiatives, higher warranty and recall costs and six more days in the first nine fiscal months of 2012 compared to the first nine fiscal months of 2011. The higher selling and administrative expenses were partially offset by lower restructuring expense related to the Company’s previously announced restructuring activities as well as lower engineering expense. For further information regarding the Company’s previously announced restructuring activities, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 30, 2012	September 25, 2011	(Decrease) Increase	% Change
Interest income	$436,447	$450,826	$(14,379)	(3.2)%
Other income	41,515	41,470	45	0.1
Financial services revenue	477,962	492,296	(14,334)	(2.9)
Interest expense	146,199	176,933	(30,734)	(17.4)
Provision for credit losses	12,823	5,005	7,818	156.2
Operating expenses	97,242	98,384	(1,142)	(1.2)
Financial services expense	256,264	280,322	(24,058)	(8.6)
Operating income from financial services	$221,698	$211,974	$9,724	4.6%

Interest income for the nine months ended September 30, 2012 decreased due to lower average finance receivables outstanding. Interest expense was lower primarily due to a more favorable cost of funds and the non-recurrence of an $8.7 million loss incurred in the prior year related to the extinguishment of medium-term notes.
The provision for credit losses related to retail motorcycle finance receivables increased by $6.1 million in the first nine months of 2012 compared to the first nine months of 2011. During the first nine months of 2012, there was an $8.7 million allowance release as compared to a $33.0 million allowance release in the first nine months of 2011. Both releases were the result of our favorable credit loss performance. The provision for credit losses related to wholesale motorcycle finance receivables increased by $5.6 million primarily due to smaller allowance releases during the first nine months of 2012 compared to the first nine months of 2011 as a result of significant favorable shifts in risk classification in 2011.

Annualized losses on HDFS’ retail motorcycle loans were 0.65% during the first nine months of 2012 compared to 1.11% in the first nine months of 2011. The decrease in credit losses from 2011 was primarily due to a lower frequency of loss. The 30-day delinquency rate for retail motorcycle loans at September 30, 2012 decreased to 3.24% from 3.73% at September 25, 2011.

Changes in the allowance for finance credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 30, 2012	September 25, 2011
Balance, beginning of period	$125,449	$173,589
Provision for finance credit losses	12,823	5,005
Charge-offs	(62,779)	(87,233)
Recoveries	37,633	41,258
Balance, end of period	$113,126	$132,619
Other Matters

Contractual Obligations
The Company has updated its Contractual Obligations table as of September 30, 2012 to reflect the new projected principal and interest payments for the remainder of 2012 and beyond as follows (in thousands):

	2012	2013 - 2014	2015 - 2016	Thereafter	Total
Principal payments on debt	$933,743	$1,620,413	$1,874,194	$1,445,950	$5,874,300
Interest payments on debt	55,105	343,972	195,530	97,567	692,174
	$988,848	$1,964,385	$2,069,724	$1,543,517	$6,566,474
Interest obligations include the impact of interest rate hedges outstanding as of September 30, 2012. Interest for floating rate instruments, as calculated above, assumes rates in effect at September 30, 2012 remain constant.
As of September 30, 2012, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $1.8 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
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

Liquidity and Capital Resources as of September 30, 2012(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities and committed unsecured bank facilities and through the term asset-backed securitization market.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

September 30, 2012
Cash and cash equivalents	$1,795,141
Marketable securities	136,376
Total cash and cash equivalents and marketable securities	1,931,517
Global credit facilities	945,307
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	26,445
Total availability under credit facilities	1,571,752
Total	$3,503,269

(a)	The U.S. commercial paper conduit facility expires on September 13, 2013.

(b)	The Canadian commercial paper conduit facility expires on August 30, 2013 and is limited to Canadian denominated borrowings.
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

Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the periods indicated (in thousands):

	Nine months ended
	September 30, 2012	September 25, 2011
Net cash provided by operating activities	$712,498	$901,601
Net cash used by investing activities	(274,904)	(177,568)
Net cash used by financing activities	(162,795)	(305,282)
Effect of exchange rate changes on cash and cash equivalents	(6,608)	(11,857)
Net increase in cash and cash equivalents of continuing operations	$268,191	$406,894
Operating Activities of Continuing Operations
The decrease in cash provided by operating activities for the first nine months of 2012 compared to the first nine months of 2011 was due to increased HDFS wholesale lending activity driven by the timing of motorcycle shipments in the third quarter of 2012 and changes in working capital primarily due to a decrease in accrued liabilities. The Company made a voluntary $200.0 million contribution to the Company’s pension plans in the first quarter of 2012 and in the first quarter of 2011. No additional pension contributions are required in 2012. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities of Continuing Operations
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $95.3 million in the first nine months of 2012 compared to $106.1 million in the same period last year. Net cash flows from finance receivables, net for the first nine months of 2012 were $163.9 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during 2012. A net decrease in net cash out-flows related to marketable securities during the first nine months of 2011 resulted in higher investing cash flows of approximately $56 million in 2012.
Financing Activities of Continuing Operations
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $258.0 million in the first nine months of 2012 compared to $97.5 million for the same period last year. Share repurchases during the first nine months of 2012 included 5.5 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases during the first nine months of 2011 included 2.8 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of September 30, 2012, there were 15.3 million shares remaining on a board-approved share repurchase authorization.
The Company paid dividends of $0.465 and $0.350 per share totaling $106.6 million and $82.6 million during the first nine months of 2012 and 2011, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $136.8 million in the first nine months of 2012 compared to net cash outflows of $186.4 million in the first nine months of 2011. The Company’s total outstanding debt consisted of the following (in thousands):

	September 30, 2012	September 25, 2011
Global credit facilities	$—	$159,438
Unsecured commercial paper	404,693	813,571
Asset-backed Canadian commercial paper conduit facility	176,855	—
Medium-term notes	3,297,687	2,303,567
Senior unsecured notes	303,000	303,000
	4,182,235	3,579,576
Term asset-backed securitization debt held by VIEs	1,692,065	1,995,073
Total debt	$5,874,300	$5,574,649
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short-and long-term debt ratings as of September 30, 2012 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	BBB+	Positive
Fitch	F2	A-	Stable

Global Credit Facilities – On April 13, 2012, the Company and HDFS entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million three-year credit facility that was due to mature in April 2013. The new five-year credit facility matures in April 2017. The Company and HDFS also have a $675.0 million four-year credit facility which matures in April 2015. The new five-year credit facility and the four-year credit facility (together, the "Global Credit Facilities") bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of September 30, 2012 supported by Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 30, 2012 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	5.25%	December 2007	December 2012
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$950,131	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. In September 2012, HDFS issued $600.0 million of medium-term notes which mature in 2015 and have an annual interest rate of 1.15%. During the three months ended September 25, 2011, HDFS repurchased an aggregate $44.4 million of its $1.0 billion 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized an $8.7 million loss on the extinguishment of debt in Financial services interest expense including unamortized discounts and fees. Unamortized discounts on the Notes reduced the balance by $2.4 million and $2.1 million at September 30, 2012 and September 25, 2011, respectively.
The Company plans to fund the repayment of the $400 million medium-term notes that mature in December 2012 with cash on hand.(1)
Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2012, HDFS amended and restated its revolving asset-backed U.S. commercial paper conduit facility ("U.S. Conduit") which provides for a total aggregate commitment of $600.0 million. The agreement has terms that are similar to those of prior agreement and is for the same amount. At September 30, 2012, HDFS had no outstanding borrowings under the U.S. Conduit.
HDFS is considered to have the power over the significant activities of the U.S. Conduit VIE due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIE in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates this VIE within its consolidated financial statements.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of September 30, 2012, the U.S. Conduit expires September 13, 2013.
Asset-Backed Canadian Commercial Paper Conduit Facility – In August 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (“Canadian Conduit”). Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. In August 2012, HDFS transferred $209.1 million of Canadian retail motorcycle finance receivables for proceeds of $183.0 million. HDFS maintains effective control over the transferred assets and therefore the transaction does not meet accounting sale requirements under ASC Topic 860, "Transfers and Servicing". As such, this transaction is treated as a secured borrowing. The transferred assets are restricted as collateral for the payment of the debt. At September 30, 2012, $194.0 million of finance receivables and $11.6 million of cash were restricted as collateral for the payment of $176.9 million of debt.
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit has an expiration date of August 30, 2013. The contractual maturity of the debt is approximately 5 years. Approximately $38.0 million of the debt was classified as current at September 30, 2012.

Term Asset-Backed Securitization VIEs – During the third quarter of 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. Additionally, during the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at September 30, 2012, the unaccreted premium associated with these notes was $1.5 million. During the third quarter of 2011, the Company issued $573.4 million of secured notes through one term asset-backed securitization transaction.
For all of the term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2012 to 2019.
HDFS is considered to have the power over the significant activities of its term asset-backed securitization VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements.
As of September 30, 2012, the assets of the VIEs totaled $2.63 billion, of which $2.42 billion of finance receivables and $205.8 million of cash were restricted as collateral for the payment of $1.69 billion of obligations under the secured notes. Approximately $559.3 million of the obligations under the secured notes were classified as current at September 30, 2012, based on the contractual maturities of the restricted finance receivables.
Intercompany Borrowing –HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of September 30, 2012 and September 25, 2011, HDFS had no outstanding borrowings owed to the Company under this agreement.
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

Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the Global Credit Facilities and various operating covenants under the Notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The covenants limit the Company’s and HDFS’ ability to:

•	incur certain additional indebtedness;

•	assume or incur certain liens;

•	participate in certain mergers, consolidations, liquidations or dissolutions; and

•	purchase or hold margin stock.
Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter through June 2013 and 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At September 30, 2012, HDFS and the Company remained in compliance with all of the then existing covenants.
Cash Flows from Discontinued Operations
There were no significant cash flows from discontinued operations during the nine months ended September 30, 2012 and September 25, 2011, respectively.

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

(iv)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(v)	anticipate the level of consumer confidence in the economy,

(vi)	manage through inconsistent economic conditions, including changing capital, credit and retail markets,

(vii)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(viii)	manage production capacity and production changes,

(ix)	manages changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(x)
successfully implement with our labor unions the agreements that we have executed with them that we believe will provide flexibility and cost-effectiveness to accomplish restructuring goals and long-term competitiveness,

(xi)	manage risks that arise through expanding international operations and sales,

(xii)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xiii)	provide products, services and experiences that are successful in the marketplace,

(xiv)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(xv)	manage the risks that our independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xvi)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital,

(xvii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio,

(xviii)	sell all of its motorcycles and related products and services to its independent dealers,

(xix)	continue to develop the capabilities of its distributor and dealer network,

(xx)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xxi)	retain and attract talented employees, and

(xxii)	detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.

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
HDFS has experienced historically low levels of retail credit losses and has no assurance that this will continue. The Company believes that HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals in the near-prime and sub-prime lending environment.
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

Changes in Internal Controls
During the quarter ended September 30, 2012, the Company implemented a new ERP system at its York manufacturing facility. The implementation included sales order processing, procurement, manufacturing, costing, general ledger and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design and testing to ensure an ongoing effective control environment. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of the Quarterly report on From 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 30, 2012:

2012 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 to August 5	791,769	$45	791,769	16,414,882
August 6 to September 2	643,902	$42	643,902	15,807,383
September 3 to September 30	518,200	$44	518,200	15,298,437
Total	1,953,871	$44	1,953,871

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 1,944,950 shares during the quarter ended September 30, 2012 under this authorization. As of September 30, 2012, no shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of September 30, 2012, 15.3 million shares remained under this authorization.
From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under the 1997 authorization.
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2012, the Company acquired 8,921 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 61 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 8, 2012	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: November 8, 2012	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description

10.1*	Form of Aircraft Time Sharing Agreement that the Company entered into with Keith E. Wandell, Matthew S. Levatich, John A. Olin, Paul J. Jones and Lawrence G. Hund

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 30, 2012, filed on November 8, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_______

Instruments relating to the Company's revolving asset-backed commercial paper conduit facilities described in this report need not be filed herewith pursuant to Item 601(b) (4) (v) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.