Form 10-K
period 2012-12-31
HARLEY DAVIDSON INC
filed 2013-02-22
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at July 1, 2012: $10,329,347,573
Number of shares of the registrant’s common stock outstanding at January 31, 2013: 226,249,774 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 27, 2013.

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2012

PART I
Note regarding forward-looking statements
The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this note or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 22, 2013) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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
The Motorcycles segment designs, manufactures and sells at wholesale heavyweight (street legal with engine displacement of 651+cc) Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa (EMEA), Asia-Pacific and Latin America.
In 2009, the Company decided to exit its former Buell product line and ceased production of Buell motorcycles. The sale of remaining Buell motorcycle inventory to independent dealers and/or distributors was substantially completed during 2010. The majority of independent dealers continue to provide ongoing service and replacement parts to owners of Buell products that the Company sold.
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
See Note 20 of Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

Motorcycles and Related Products
Motorcycles – The primary business of the Motorcycles segment is to design and manufacture premium motorcycles for the heavyweight market and sell them at wholesale. The Company’s worldwide motorcycle sales generated approximately 76%, 76% and 76% of the total net revenue in the Motorcycles segment during 2012, 2011 and 2010, respectively.
Harley-Davidson branded motorcycle products feature classic styling, innovative design, durability and quality. The Company manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and V-Rod®. The first four of these motorcycle families are powered by an air-cooled, twin-cylinder engine with a 45-degree “V” configuration. The V-Rod® family is powered by a liquid-cooled, twin-cylinder engine with a 60-degree “V” configuration. The Company also offers limited-edition, factory-custom motorcycles through its Custom Vehicle Operation (CVOTM) program. The Company’s Harley-Davidson engines range in displacement size from 883cc to 1802cc.
The total heavyweight  motorcycle market is comprised of the following categories:

•	Traditional (a basic motorcycle which usually features upright seating for one or two passengers);

•	Sportbike (incorporates racing technology, aerodynamic styling, low handlebars with a “sport” riding position and high performance tires);

•	Cruiser (emphasizes styling and owner customization);

•	Touring (incorporates features such as saddlebags, fairings, or large luggage compartments and emphasizes rider comfort and load capacity); and

•	Dual (designed with the capability for use on public roads as well as for off-highway recreational use).
The Company competes in the touring and cruiser categories of the heavyweight motorcycle market. The touring category of the heavyweight market was pioneered by the Company and includes the Harley-Davidson Touring family of motorcycles, including three-wheeled motorcycles, which are generally equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers. The cruiser category of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna, Softail, V-Rod® and Sportster motorcycle families.
Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, warranties and availability of financing. The Company’s motorcycle products continue to generally command a premium price at retail relative to competitors’ comparable motorcycles. The Company emphasizes quality, reliability, customization and styling in its products and generally offers a two-year warranty for its motorcycles. The Company promotes a comprehensive motorcycling experience across a wide demographic range through events, rides, rallies including those sponsored by Harley Owners Group® (H.O.G.®). The Company considers the availability of a line of motorcycle parts and accessories and general merchandise and the availability of financing through HDFS as competitive advantages.
In 2012, the U.S. and European regions accounted for approximately 80% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The Company also competes in other markets around the world. The most significant other markets, based on the Company's retail sales data, are Canada, Japan, Australia and Brazil.
Harley-Davidson has been the historical market share leader in the U.S. heavyweight motorcycle market. Competitors in the U.S. market offer heavyweight motorcycles in all categories of the market including products that compete directly with the Company's offerings in the touring and cruiser categories.
According to the Motorcycle Industry Council, the touring and cruiser categories accounted for approximately 81%, 84% and 85% of total heavyweight retail unit registrations in the U.S. during 2012, 2011 and 2010, respectively. During 2012, the heavyweight portion of the market represented approximately 62% of the total U.S. motorcycle market (street legal models including both on-highway and dual purpose models and three-wheeled vehicles) in terms of new units registered.
The following chart includes U.S. retail registration data for Harley-Davidson motorcycles for the years 2010 through 2012:
U.S. Heavyweight Motorcycle Registration Data(a)(b)
(Units in thousands)

	2012	2011	2010
Total new heavyweight motorcycle registrations	282.0	271.0	259.7
Harley-Davidson new registrations	161.3	150.9	142.7
	57.2%	55.7%	54.9%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

The European heavyweight motorcycle market (as defined below) is slightly smaller than the U.S. market; and customer preferences differ from those of U.S. customers. For example, in Europe, the sportbike category represented nearly 36% of the total heavyweight market in 2012 while the touring category represented 39% of the European heavyweight motorcycle market.
The following chart includes European retail registration data for Harley-Davidson for the years 2010 through 2012:
European Heavyweight Motorcycle Registration Data(a)(b)
(Units in thousands)

	2012	2011	2010
Total new heavyweight motorcycle registrations	268.3	292.5	301.3
Harley-Davidson new registrations	35.6	40.0	38.0
	13.3%	13.7%	12.7%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Parts & Accessories – Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 17.4%, 17.5% and 17.9% of net revenue in the Motorcycles segment in 2012, 2011 and 2010, respectively.
General Merchandise – Worldwide General Merchandise net revenue, which includes revenue from MotorClothes® apparel and riding gear, comprised 6.1%, 5.9% and 6.2% of net revenue in the Motorcycles segment in 2012, 2011 and 2010, respectively.
Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, vehicle accessories, jewelry, small leather goods, toys, footwear and numerous other products. The majority of licensing activity currently occurs in the U.S. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $49.1 million, $43.2 million and $39.8 million in 2012, 2011 and 2010, respectively.
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
Other Services – The Company also provides a variety of services to its independent dealers including motorcycle service and business management training programs and customized dealer software packages. Motorcycle rentals are available through many of the Company’s independent dealers under the Company’s Authorized Rentals Program.
International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.58 billion, $1.51 billion and $1.36 billion, or approximately 32%, 32% and 33% of net revenue of the Motorcycles segment, during 2012, 2011 and 2010, respectively.
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
Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, RIDER’S EDGE, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, SOFTAIL, SPORTSTER and V-ROD. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. Substantially all of the Company’s trademarks are owned by H-D U.S.A., LLC, a subsidiary of the Company, which also manages the Company’s trademark strategy and portfolio.
Marketing – The Company is executing a multi-generational and multi-cultural marketing strategy; the Company measures the success of this strategy by monitoring market shares (where available) across its various customer definitions, as well as monitoring brand health in various markets.
U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers and are diverse in terms of age, gender and ethnicity. The Company defines its U.S. core customer base as Caucasian men over the age of 35 and its U.S. outreach customers as women, young adults, African-American adults, and Latino adults. In 2011, which is the most recent data available, the Company was the market share leader in U.S. new motorcycle registrations of heavyweight motorcycles within its core and outreach customers. In the U.S., the Company was also the market share leader in 2011 across all (street legal) motorcycle registrations, regardless of engine displacement, within its core and outreach customers. (Source: R. L. Polk & Co. 2011 motorcycle registrations)
In 2012, the average U.S. retail purchaser of a new Harley-Davidson motorcycle had a median household income of approximately $89,500. More than three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles were to purchasers with at least one year of education beyond high school, and 34% of the buyers had college/graduate degrees. (Sources: 2012 Company Studies)
The Company is in the process of implementing its multi-generational and multi-cultural customer marketing strategy outside of the U.S. The Company's definition of core and outreach customers outside the U.S. varies depending on the profile of its customers in each market. In general, the Company defines its core customers outside the U.S. as men over the age of 35 and its outreach customers outside the U.S. as women and young adults.
The Company’s products are marketed to retail customers worldwide primarily through advertising and promotional activities via television, print, radio, direct mailings, as well as electronic advertising and social media. Additionally, local marketing efforts are accomplished through a cooperative program with the Company’s independent dealers.
Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company not only participates in motorcycle rallies around the world, but also in major motorcycle consumer shows, racing activities, music festivals, mixed martial arts activities and other special promotional events.
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
In 2000, the Company initiated Rider’s Edge – the Harley-Davidson Academy of Motorcycling. Rider’s Edge offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. Since its inception, Rider's Edge has trained more than 300,000 riders. The courses are conducted by a network of select Harley-Davidson dealerships throughout the U.S., enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.
In 2011, the Company launched a new global Harley-Davidson Authorized Tours Program that offers Harley-Davidson riders the opportunity to experience riding opportunities worldwide. Riders can also rent Harley-Davidson motorcycles worldwide from participating dealers through the Company’s Authorized Rentals Program.

The Company also uses its website (www.harley-davidson.com) to market its products and services.
Harley-Davidson Distribution – The Company’s products are retailed through an independent dealer network, of which the majority sells Harley-Davidson motorcycles exclusively. The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service for the Company’s motorcycles. The Company’s independent dealers may also have secondary retail locations (SRLs) to meet additional retail and service needs of the Company’s riding customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. The Company’s independent dealers also sell P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Alternate Retail Outlets (AROs) and Seasonal Retail Outlets (SROs). AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.
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
The Company’s operations in the EMEA region are managed out of its Oxford, England regional headquarters. In the EMEA region, the Company distributes all products sold to independent dealers through its subsidiaries located in Austria, Czech Republic, Dubai, France, Germany, Italy, Netherlands, Russia, South Africa, Spain, Switzerland and the United Kingdom and three independent distributors located in Greece, Sweden and Finland.
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
The Company’s operations in the Latin America region are managed out of its Miami, Florida regional headquarters. The Company distributes all products sold to independent dealers in Mexico and Brazil through subsidiaries in those countries. The Company distributes all products sold to independent dealers for the remaining Latin American markets in which its motorcycles are sold from its U.S. operations.
The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic region as of December 31, 2012:

	North America Region		EMEA Region	Asia-Pacific Region	Latin America Region	Total
	United States	Canada
Full Service Dealerships and SRLs	695	73	371	281	47	1,467
Non-Traditional	87	5	14	1	30	137
Outside of the U.S., the Company’s strategy calls for the international dealer network to open 100 to 150 new dealerships from the end of 2009 through the end of 2014. Through December 31, 2012, the Company added 93 new international dealers. This excludes international dealers closed in the normal course of business.
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
The Company has historically produced and shipped motorcycles at wholesale to its North America region dealers at approximately the same level throughout the year. Consequently, the Company’s independent dealers in the North America region typically built their inventory levels in the late fall and winter in anticipation of the spring and summer selling season. As a result of new manufacturing capabilities, discussed more fully below, beginning in the first half of 2013, the Company plans to more closely correlate the timing of motorcycle production and wholesale shipments to the riding season. In advance of the new manufacturing capabilities, wholesale motorcycle shipments in the fourth quarter of 2012 were down compared to the fourth quarter of 2011 and retail inventory of independent dealers in the U.S. was approximately 1,200 units lower than at the end of 2011.
In markets outside of the North America region , the Company typically distributes motorcycles through its local warehouses. This allows the dealers in those markets to carry fewer motorcycles in stock as compared to dealers in the North America region. Consequently, independent dealers and distributors in markets outside of the North America region typically do not build inventory levels in the non-riding season, and as a result, the Company’s wholesale shipments to these markets are generally lower in the non-riding season than in the riding season.
Motorcycle Manufacturing – The Company’s manufacturing strategy is designed to continuously improve product quality and productivity while reducing costs and increasing flexibility to respond to continuously changing customer expectations and preferences.
The Company believes that flexible manufacturing processes and flexible supply chains combined with cost-competitive and flexible labor agreements are critical to enabling the Company to respond to customers in a cost effective manner. The restructuring of the Company’s U.S. manufacturing plants, which commenced in 2009, supports the Company’s efforts to become more flexible and cost competitive allowing it to more effectively get the right product at the right time to the customer. Significant restructuring accomplishments include: consolidation of motorcycle production onto a single production line at the Company's motorcycle manufacturing facility in York, Pennsylvania; consolidation of the Wisconsin powertrain production facilities into the Menomonee Falls location; and the ratification of new more flexible labor agreements at all of the Company’s U.S. manufacturing locations. In the first half of 2013, the Company began implementing flexible production capabilities at the York facility by adding flexible workers thus enabling the Company to increase manufacturing production in the first half of 2013 to more closely match retail demand. The Company expects to implement flexible production capabilities at its motorcycle manufacturing facility in Kansas City, Missouri in 2014.
To support the Company’s international growth initiatives, the Company operates two CKD (Complete Knock Down) assembly plants. A CKD plant assembles motorcycles from component kits produced by the Company's U.S. plants and by the Company's suppliers. The Company's first CKD plant is in Brazil and has been in operation since 1999, and its second CKD plant is in India and has been in operation since 2011.
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
The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars. The Company also purchases certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components and instruments. In 2011, the Company announced that it will close New Castalloy, its Australian facility that currently manufactures the majority of the wheels for its motorcycles. The Company is in the process of sourcing these components through existing suppliers, and it anticipates this transition will be completed in 2013. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components.
Research and Development – The Company is executing a strategy that it commenced in 2011 to transform product development with the objectives of reducing cost and time to market and ensuring the Company delivers relevant products for an increasingly diverse customer base. The objectives of the strategy include implementing a new product development methodology and organization structure that support greater innovation, flexibility, capacity and focus on consumer insight. The Company incurred research and development expenses of $137.3 million, $145.4 million and $136.2 million during 2012, 2011 and 2010, respectively.

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
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 12 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $17.2 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.
Employees – As of December 31, 2012, the Motorcycles segment had approximately 5,800 employees. Unionized employees at the manufacturing facilities in Menomonee Falls and Tomahawk, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW), as well as the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM. In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect April 1, 2012 and will expire on March 31, 2019. The collective bargaining agreement with the Kansas City USW and IAM unions took effect on August 1, 2011 and will expire on July 31, 2018, and the collective bargaining agreement with the Pennsylvania-IAM union took effect on February 2, 2010 and will expire on February 2, 2017. Please refer to the Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s restructuring activities and the impact on the number of employees.
Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in nine languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Company’s Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 26, 2012, which compensation relates to the Company’s named executive officers; and (m) the California Transparency in Supply Chain Act Disclosure. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers and distributors, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2012 approximately 97% of such dealers utilized those services. HDFS also offers financial services to the Harley-Davidson distributor in Canada. The wholesale finance operations of HDFS are located in Plano, Texas.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most Harley-Davidson dealers in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada and Plano, Texas.
Insurance Services – HDFS operates an insurance agency that offers point-of-sale protection products to Harley-Davidson dealers in both the U.S. and Canada, including motorcycle insurance, extended service contracts, credit protection and motorcycle maintenance protection. HDFS also direct-markets motorcycle insurance to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services to owners of Harley-Davidson dealerships. The HDFS insurance operations are located in Carson City, Nevada and Chicago, Illinois.
Funding – The Company believes a diversified and cost effective funding strategy is important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations and intercompany borrowings.
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
In the United States, HDFS financed 50.9% of the new Harley-Davidson motorcycles retailed by independent dealers during 2012, as compared to 51.0% in 2011. In Canada, HDFS financed 28.6% of the new Harley-Davidson motorcycles retailed by independent dealers during 2012, as compared to 30.4% in 2011. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – In the U.S. and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations in wholesale and retail financing activities. In general, from mid-March through August, retail financing volume increases while wholesale financing volume decreases as dealer inventories decline. From September through mid-March, there is generally a decrease in retail financing volume while dealer inventories generally build and turn over more slowly, thereby increasing wholesale finance receivables. As discussed under Motorcycle and Related - Products Seasonality, the Company is implementing flexible production capabilities which may reduce the seasonality of dealer inventory levels.
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
Depending on the provisions of the applicable laws and regulations, the interpretation of laws and regulations and the specific facts and circumstances involved, violations of or non-compliance with these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans. In addition, these violations or non-compliance may entitle the borrower to rescind the loan or to obtain a refund of amounts previously paid, could subject HDFS to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders, and could limit the number of loans eligible for HDFS securitization programs.
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
Employees – As of December 31, 2012, the Financial Services segment had approximately 600 employees.

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

•
Expanding international sales subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales is a part of the Company’s long-term business strategy. To support that strategy, the Company must increase its presence outside the U.S., including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability or cash flows.

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

•
Changes in general economic conditions, tightening of credit, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

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

•
The Company may not be able to successfully execute its manufacturing strategy. The Company’s manufacturing strategy is designed to continuously improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is the key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner. To implement this strategy, the Company must be successful in its continuous improvement efforts which are dependent on the involvement of management, production employees and suppliers. Any inability to achieve these objectives could adversely impact the profitability of the Company’s products and its ability to deliver the right product at the right time to the customer.

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to the marketplace in an efficient and timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•
The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency. The Company has several strategic projects in process. As new systems and technologies (and related strategies) are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on the Company’s business and results of operations.

•
The Company and its independent dealers must successfully adjust to a more seasonal retail motorcycle sales pattern. The Company records the wholesale sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors. The Company began flexible production at its York, Pennsylvania facility in the first half of 2013, which the Company expects will shift some motorcycle production to the first half of 2013 that did not occur in the fourth quarter of 2012, to, among other things, address the seasonal retail sales cycle. Any difficulties in implementing flexible production could result in lost production or sales. The Company and its independent dealers and distributors must be able to successfully manage changes in production rates, inventory levels and other business processes associated with flexible production. Failure by the Company and its independent dealers to make such adjustments may have a material adverse effect on the Company’s business and results of operations.

•
The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems such as unfavorable pricing or untimely delivery of raw materials and components. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material or natural disasters. Further, Company suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•
The Company relies on third party outsourcing companies to perform certain operating and administrative functions. The Company has outsourced a number of operations to third parties in an effort to focus on competencies that provide the Company a competitive advantage. Similar to suppliers of raw materials and components, the Company may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, outsourcing companies may experience adverse economic conditions due to difficulties in the global economy that could lead to difficulties supporting the Company's operations. These service provider risks may have a material adverse effect on the Company's business and results of operations.

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

•
The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms, customer credit profiles and the new and used motorcycle market. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. While HDFS experienced historically low levels of retail credit losses during 2012, the Company believes HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals in the near-prime and sub-prime lending environment. Credit losses are also adversely impacted by increases in the frequency of loss and by decreases in the value of repossessed Harley-Davidson branded motorcycles. If there are adverse circumstances that involve a material decline in values of

Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson-branded motorcycles could contribute to increased delinquencies and credit losses.

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

•
The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. Shifting foreign exchange rates can adversely affect the Company's revenue and margin, and cause volatility in results of operations. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to attempt to manage foreign currency exchange rates, commodity price and interest rate risks, these instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

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

•
The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liability, the rate of return on plan assets, current and projected healthcare costs, healthcare reform or legislation, retirement age and mortality. Changes in these factors can impact the expense, liabilities and cash requirements associated with these benefits which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these benefits put the Company under significant cost pressure as compared to its competitors that may not bear the costs of similar benefit plans. Furthermore, costs associated with complying with the Patient Protection and Affordable Care Act may produce additional cost pressure on the Company and its health care plans.

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

•
The Company must maintain stakeholder confidence in its operating ethics and corporate governance practices. The Company believes it has a history of good corporate governance. Prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company had in place many of the corporate governance procedures and processes now mandated by the Sarbanes-Oxley Act and related rules and regulations, such as Board Committee Charters and a Corporate Governance Policy. In 1992, the Company established a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain its reputation for good corporate governance may have a material adverse effect on the Company’s business and results of operations.

•
The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations. Refer to the Company’s disclosures concerning legal proceedings in the periodic reports that the Company files with the Securities and Exchange Commission for additional detail regarding lawsuits and other claims against the Company.

•
The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals. These laws and policies governing operations of foreign-based companies may result in increased costs or restrictions on the ability of the Company to sell its products in certain countries. The Company’s international sales operations may also be adversely affected by U. S. laws affecting foreign trade and taxation.

The Company is subject to income and non-income based taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide income tax liabilities and other tax liabilities. The Company believes that it complies with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, the Company's financial condition and/or results of operations may be adversely affected.
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

The Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as California Air Resources Board, and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to sell certain products or may be subject to fines or penalties. Further, in response to concerns about global climate changes, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development, and implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.

The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. Congress has previously considered and may in the future impose additional regulation and supervision over the financial services industry.

Depending on the provisions of the applicable laws and regulations, the interpretation of laws and regulations and the specific facts and circumstances involved, violations of or non-compliance with these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages or penalties and administrative sanctions, including "cease and desist" orders, and could limit the number of loans eligible for HDFS securitizations programs. Such regulatory requirements and associated supervision could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions. The Company cannot assure that the applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that interest rates charged by HDFS will not rise to maximum levels permitted by law, the effect of any of which could be to adversely affect the business of HDFS or its results of operations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act also created the Bureau of Consumer Financial Protection (“CFPB”), housed in the Federal Reserve. The CFPB has been granted significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations.
In addition, the Company is also subject to policies and actions of the New York Stock Exchange (“NYSE”). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

•
A cybersecurity breach involving digital consumer or employee personal data may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party vendors receive and store digital personal information in connection with its human resources operations, financial services operations, the Harley Owners Group and other aspects of its business. Any system failure, accident or security breach could result in disruptions to the Company's operations. To the extent that any disruptions or security breach results in a loss or damage to the Company's data, or in inappropriate disclosure of confidential information, it could cause significant damage to the Company's reputation, affect its relationships with customers, lead to claims against the Company and ultimately harm the Company's business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

•
The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Pennsylvania, Missouri and Wisconsin will expire in 2017, 2018 and 2019, respectively. Collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

•
The Company’s operations may be affected by greenhouse emissions and climate change and related regulations. Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several states, including states where the Company has manufacturing plants, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations in the United States, including the Company’s supply chain. The Company’s manufacturing plants use energy, including electricity and natural gas, and certain of the Company’s plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.

•
New regulations related to conflict minerals may force the Company to incur additional expenses. The SEC recently adopted additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the final rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacture of its products. The Company's supply chain is complex, and if it is not able to conclusively verify the origins for all conflict minerals used in its products or that its products are "conflict free", then the Company may face reputational challenges with customers or investors. Additionally, as there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that it will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, the Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

•
The Company must detect issues with the Company’s motorcycles or manufacturing processes to avoid recall campaigns, increased warranty costs or litigation, and delays in new model launches. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes to ensure high quality products are shipped to dealers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, product recalls, conventional warranty claims, and product liability or unconventional warranty claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liability costs and appropriately reflect those in the financial statements, there is a risk the actual costs could exceed estimates. Further, shipping products with poor quality may also adversely affect the Company’s reputation.
The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2012:
Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Distribution Center(2)	Franklin, WI	255,000	Owned
Manufacturing(3)	Menomonee Falls, WI	881,600	Owned
Manufacturing(4)	Tomahawk, WI	226,000	Owned
Airplane hangar	Milwaukee, WI	14,600	Owned
Office	Cleveland, OH	23,000	Lease expiring 2014
Manufacturing and Materials Velocity Center(5)	Kansas City, MO	450,000	Owned
Warehouse	Kansas City, MO	20,000	Lease expiring 2013
Manufacturing(6)	York, PA	610,000	Owned
Training Center	York, PA	12,300	Lease expiring 2015
Motorcycle Testing	Naples, FL	82,000	Owned
Office	Miami, FL	12,700	Lease expiring 2017
Motorcycle Testing	Yucca, AZ	79,000	Lease expiring 2019
Office and Training Facility	Monterrey, Mexico	8,300	Lease expiring 2014
Manufacturing and Office(7)	Manaus, Brazil	100,000	Lease expiring 2016
Office	Sao Paulo, Brazil	1,200	Lease expiring 2015
Office and Warehouse	Oxford, England	39,000	Lease expiring 2017
Office	Rijswijk, The Netherlands	6,000	Lease expiring 2021
Office	Creteil, France	8,500	Lease expiring 2016
Office	Neu-Isenberg, Germany	27,600	Lease expiring 2032
Office	Sant Cugat, Spain	3,400	Lease expiring 2017
Office	Zurich, Switzerland	2,000	Lease expiring 2014
Office and Warehouse	Arese, Italy	17,000	Lease expiring 2015
Office	Prague, Czech Republic	1,900	Lease expiring 2019
Office	Dubai, United Arab Emirates	3,700	Lease expiring 2015
Office	Vienna, Austria	2,700	Lease expiring 2016
Office	Gurgaon, India	9,400	Lease expiring 2016
Manufacturing(8)	Bawal, India	68,200	Lease expiring 2016
Office	Moscow, Russia	2,500	Lease expiring 2013
Warehouse	Yokohama, Japan	15,000	Lease expiring 2013
Office	Akishima, Japan	13,000	Lease expiring 2028
Office	Shanghai, China	9,900	Lease expiring 2017
Office	Singapore	8,800	Lease expiring 2015
Office	Cape Town, South Africa	3,500	Lease expiring 2013
Office	Sydney, Australia	21,800	Lease expiring 2017
Manufacturing(9)	Adelaide, Australia	485,000	Lease expiring 2013

(1)	Facility was idled during 2010 and production moved to Menomonee Falls, WI.

(2)	The P&A warehousing and distribution activity at this facility was moved to an outsourced facility during 2011.

(3)	Motorcycle powertrain production.

(4)	Fiberglass/plastic parts production and painting.

(5)	Motorcycle parts fabrication, painting and Dyna, Sportster® and V-Rod® assembly.

(6)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(7)	Assembly of select models for the Brazilian market.

(8)	Assembly of select models for the Indian market.

(9)	The Company anticipates that the motorcycle wheel production will be fully outsourced in 2013.
Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	61,500	Lease expiring 2014
Office	Carson City, NV	100,000	Owned
The Financial Services segment has three office facilities: Chicago, Illinois (corporate headquarters); Plano, Texas (wholesale and retail operations); and Carson City, Nevada (retail and insurance operations).

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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.2 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.

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

Item 4.    Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2012	Low	High	2011	Low	High
First quarter	$38.93	$50.96	First quarter	$34.56	$43.14
Second quarter	$43.79	$54.32	Second quarter	$34.70	$43.15
Third quarter	$37.84	$47.62	Third quarter	$31.50	$46.88
Fourth quarter	$40.59	$49.76	Fourth quarter	$31.93	$40.92
The Company paid the following dividends per share:

	2012	2011	2010
First quarter	$0.155	$0.100	$0.10
Second quarter	0.155	0.125	0.10
Third quarter	0.155	0.125	0.10
Fourth quarter	0.155	0.125	0.10
	$0.620	$0.475	$0.400
As of January 31, 2013 there were 83,194 shareholders of record of Harley-Davidson, Inc. common stock.
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2012:

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to November 4	634,806	$43	634,806	14,703,317
November 5 to December 2	283,000	$47	283,000	14,624,096
December 3 to December 31	281,656	$47	281,656	14,525,205
Total	1,199,462	$45	1,199,462

The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company repurchased 0.4 million shares during the fourth quarter ended December 31, 2012 under this authorization. As of December 31, 2012, there were no shares available under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 0.8 million shares during the fourth quarter ended December 31, 2012 under this authorization. As of December 31, 2012, 14.5 million shares remained under this authorization.
From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 or 2007 authorization.

The Harley-Davidson, Inc. 2009 Incentive Stock Plan (exhibit 10.5) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2012, the Company acquired 5,750 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2007 and that all dividends are reinvested.

$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Harley-Davidson, Inc.
S&P MidCap 400
S&P 500

	2007 ($)	2008 ($)	2009 ($)	2010 ($)	2011 ($)	2012 ($)
Harley-Davidson, Inc.	100	38	58	81	92	117
Standard & Poor’s MidCap 400 Index	100	64	88	111	109	129
Standard & Poor’s 500 Index	100	63	80	92	94	109

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2012(1)	2011(1)	2010(1)	2009(2)	2008(2)
Statement of operations data:
Revenue:
Motorcycles & Related Products	4,942,582	4,662,264	4,176,627	4,287,130	5,578,414
Financial Services	637,924	649,449	682,709	494,779	376,970
Total revenue	5,580,506	5,311,713	4,859,336	4,781,909	5,955,384
Income from continuing operations	623,925	548,078	259,669	70,641	684,235
Income (loss) from discontinued operations, net of tax	—	51,036	(113,124)	(125,757)	(29,517)
Net income (loss)	623,925	599,114	146,545	(55,116)	654,718
Weighted-average common shares:
Basic	227,119	232,889	233,312	232,577	234,225
Diluted	229,229	234,918	234,787	233,573	234,477
Earnings per common share from continuing operations:
Basic	$2.75	$2.35	$1.11	$0.30	$2.92
Diluted	$2.72	$2.33	$1.11	$0.30	$2.92
Earnings (loss) per common share from discontinued operations:
Basic	$—	$0.22	$(0.48)	$(0.54)	$(0.13)
Diluted	$—	$0.22	$(0.48)	$(0.54)	$(0.13)
Earnings (loss) per common share:
Basic	$2.75	$2.57	$0.63	$(0.24)	$2.80
Diluted	$2.72	$2.55	$0.62	$(0.24)	$2.79
Dividends paid per common share	$0.620	$0.475	$0.400	$0.400	$1.290
Balance sheet data:
Total assets	9,170,773	9,674,164	9,430,740	9,155,518	7,828,625
Total debt	5,102,649	5,722,619	5,752,356	5,636,129	3,914,887
Total equity	2,557,624	2,420,256	2,206,866	2,108,118	2,115,603

(1)
The Company began consolidating formerly off-balance sheet qualifying special purpose entities as required by the new guidance within Accounting Standards Codification (ASC) Topic 810, “Consolidations” and ASC Topic 860, “Transfers and Servicing” in 2010.

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

Overview
The Company’s income from continuing operations for 2012 was $623.9 million, or $2.72 per diluted share compared to $548.1 million, or $2.33 per diluted share, in 2011. The increase in 2012 income from continuing operations was driven by strong financial performance in both the Motorcycles and the Financial Services segments. Operating income from the Motorcycles segment was up $154.3 million over 2011 on a 6.2% increase in wholesale shipments of Harley-Davidson motorcycles, lower manufacturing costs and a decrease in restructuring expense. Operating income from the Financial Services segment was also up over the prior year, increasing $15.9 million, or 5.9%, driven primarily by a decrease in interest expense.
In 2012, worldwide independent dealer retail sales of new Harley-Davidson motorcycles grew 6.2% compared to 2011, including a 6.6% increase in the U.S. and a 5.6% increase in international markets. The Company believes the improvement in retail sales of new Harley-Davidson motorcycles reflects the strength of the Harley-Davidson brand and the appeal of model- year 2012 and 2013 products, worldwide dealer efforts and continued investment in growth opportunities around the world.
Please refer to the “Results of Operations 2012 Compared to 2011” for additional details concerning the results for 2012.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 22, 2013), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On January 29, 2013 the Company announced the following expectations for 2013.
The Company expects to ship 259,000 to 264,000 Harley-Davidson motorcycles during 2013, with 71,000 to 76,000 Harley-Davidson motorcycles expected to ship in the first quarter of 2013. The 2013 shipment estimates take several factors into consideration, including new model-year 2013 and 2014 products, the continued success of outreach efforts in the U.S., the improved product availability in the U.S., continued expansion of the international distribution network and the strong appeal of the Harley-Davidson brand. At the same time, the Company remains cautious on the world economies, in particular in the U.S. and Europe.
Shipment expectations for the first quarter of 2013 reflect an increase of approximately 10% to 18% compared to the first quarter of 2012. This increase is expected to be supported by the new surge manufacturing capability launched at the York, Pennsylvania (York) facility at the start of 2013. The surge manufacturing capabilities at York will rely on a new seasonal workforce and will be supported by similar efforts at the Company's Wisconsin manufacturing facilities that supply York. The surge manufacturing capability is expected to enable the Company to increase manufacturing capacity in the first half of 2013 to more closely match retail demand. As a result, U.S. retail inventory is expected to increase by the end of the first quarter as dealers replenish inventory to prepare for the 2013 selling season.
The Company expects to implement surge manufacturing capabilities at its Kansas City, Missouri (Kansas City) facility in 2014. Consequently, the Company expects U.S. retail inventory to be slightly lower on a year over year basis at the end of 2013 as dealers more closely align inventory with the seasonal low point for retail sales in advance of the expected surge manufacturing capability at the Kansas City facility.
In addition, the Company expects full year 2013 gross margin to be between 35.25% and 36.25%. In 2013 gross margin is expected to be positively impacted by approximately $25 million in incremental restructuring savings, approximately $16 million less in temporary inefficiencies, a lower fixed cost per unit on higher production and higher pricing. To a lesser extent, gross margin is also expected to be favorably impacted by changes in product mix. However, these positive benefits are expected to be offset by unfavorable currency impacts due in part to less favorable hedge positions, higher pension expense and pressure on material costs.
The Company believes operating income from financial services in 2013 will be modestly lower than 2012 as the business benefited from $17 million in credit loss allowance releases which may not repeat in 2013. In addition, the Company expects changing consumer behavior, HDFS' funding of additional prudently structured loans in the near-prime and sub-prime segments and lower recoveries resulting from lower charge-offs in prior periods to result in modestly higher credit losses in 2013.
The Company’s capital expenditure estimates for 2013 are between $200 million and $220 million. The Company anticipates it will have the ability to fund all capital expenditures in 2013 with cash flows generated by operations.
The Company also announced on January 29, 2013 that it expects the full year 2013 effective income tax rate to be approximately 34.8% for continuing operations which includes the impact of the reinstatement of the Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012. This guidance excludes the effect of any potential future adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Restructuring Activities(1)
2011 Restructuring Plans
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers. The Company expects the transition of supply from New Castalloy to be complete in 2013. The decision to close New Castalloy comes as part of the Company’s overall long term strategy to develop world-class manufacturing capability throughout the Company by restructuring and consolidating operations for greater competitiveness, efficiency and flexibility. In connection with the 2011 New Castalloy restructuring plan, the Company will reduce its workforce by approximately 200 employees by the end of 2013.
In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York facility in December 2009, and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The 2011 Kansas City restructuring plan results in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the previous contract.
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at York in December 2009 and allow for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The 2010 restructuring plan results in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would be required under the previous contract and approximately 75 fewer full-time hourly unionized employees in its Tomahawk facility than would be required under the previous contract.
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that were expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s announced actions include the restructuring and transformation of its York production facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 restructuring plan results in a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Restructuring Costs and Savings
During 2012, the Company incurred $28.5 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $455.8 million in restructuring and impairment expense incurred in prior years since its restructuring activities were initiated in 2009. On January 29, 2013, the Company provided an estimate for restructuring expenses related to its combined restructuring plan activities that it expects to incur from 2009 to 2013 of approximately $495 million which is within the range of expected cost of $490 million to $510 million that the Company previously provided. The Company continues to expect approximately 35% of the amounts to be non-cash. The estimated restructuring expense includes an estimate of $13 million in 2013, which was revised up from the previous estimate of $5 million to $10 million reflecting a shift in expected expense from 2012 to 2013.
The Company anticipates annual ongoing total savings from restructuring activities initiated since early 2009 of approximately $320 million upon completion of all announced restructuring activities. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales) (actual);

•	2010 - $172 million (64% operating expense and 36% cost of sales) (actual);

•	2011 - $217 (51% operating expense and 49% cost of sales) (actual);

•	2012 - $280 million (42% operating expense and 58% cost of sales) (actual);

•	2013 - $305 million (approximately 40% operating expense and approximately 60% cost of sales) (estimated);

•	Ongoing annually upon completion - $320 million (approximately 35% operating expense and approximately 65% cost of sales) (estimated).

Results of Operations 2012 Compared to 2011
Consolidated Results

(in thousands, except earnings per share)	2012	2011	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$715,489	$561,176	$154,313	27.5%
Operating income from financial services	284,687	268,791	15,896	5.9%
Operating income	1,000,176	829,967	170,209	20.5%
Investment income	7,369	7,963	(594)	(7.5)%
Interest expense	46,033	45,266	767	1.7%
Income before income taxes	961,512	792,664	168,848	21.3%
Provision for income taxes	337,587	244,586	93,001	38.0%
Income from continuing operations	623,925	548,078	75,847	13.8%
Income from discontinued operations, net of taxes	—	51,036	(51,036)	NM
Net income	$623,925	$599,114	$24,811	4.1%
Diluted earnings per share from continuing operations	$2.72	$2.33	$0.39	16.7%
Diluted earnings per share from discontinued operations	$—	$0.22	$(0.22)	NM
Diluted earnings per share	$2.72	$2.55	$0.17	6.7%
Operating income for the Motorcycles segment during 2012 improved by $154.3 million compared to 2011 driven by a 6.2% increase in motorcycle shipments, price increases, decreases in manufacturing costs and lower restructuring expenses compared to the prior year. Operating income for the Financial Services segment improved by $15.9 million during 2012 primarily due to lower interest expense. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for 2012 was 35.1% compared to 30.9% for 2011. The lower 2011 effective tax rate was mainly driven by a change in the 2011 Wisconsin income tax law associated with certain net operating losses, the favorable settlement of an IRS audit and the impact of the federal Research and Development Tax Credit.
In 2011, the Company recognized a $51.0 million benefit on income from discontinued operations, driven by the reversal of tax amounts reserved in prior years related to the divestiture of the Company’s MV Agusta subsidiaries. The amounts had been reserved pending an agreement that the Company and the IRS reached on the tax treatment of the transaction in December 2011.
Diluted earnings per share from continuing operations was $2.72 in 2012, up 16.7% over 2011. The increase in diluted earnings per share was driven primarily by the 13.8% increase in income from continuing operations, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average share outstanding decreased from 234.9 million in 2011 to 229.2 million in 2012 driven by the Company's repurchase of common stock over the last two years. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles and Related Products Segment
Harley-Davidson Motorcycle Retail Sales
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 6.2% during 2012 compared to 2011. Retail sales of Harley-Davidson motorcycles increased 6.6% in the United States and 5.6% internationally in 2012. International retail sales as a percent of total retail sales were down slightly compared to 2011 reflecting the tough market conditions in Europe. International retail sales represented 35.3% and 35.5% of total retail sales in 2012 and 2011, respectively. Given the fact that the Company's European business was down in 2012 and the economic concerns that remain in Europe for the near term, the Company no longer believes it will meet its goal of international retail sales exceeding 40% of total retail sales by 2014. However, the Company continues to believe international retail sales will grow at a faster rate than domestic sales through 2014(1).
The following table includes retail unit sales of Harley-Davidson motorcycles:
Harley-Davidson Motorcycle Retail Sales(a)
Heavyweight (651+cc)

	2012	2011	Increase (Decrease)	% Change
North America Region
United States	161,678	151,683	9,995	6.6%
Canada	10,573	10,502	71	0.7
Total North America Region	172,251	162,185	10,066	6.2
Europe, Middle East and Africa Region (EMEA)
Europe(b)	37,027	39,334	(2,307)	(5.9)
Other	6,000	5,006	994	19.9
Total EMEA Region	43,027	44,340	(1,313)	(3.0)
Asia Pacific Region
Japan	10,642	10,401	241	2.3
Other	13,839	11,015	2,824	25.6
Total Asia Pacific Region	24,481	21,416	3,065	14.3
Latin America Region	10,090	7,247	2,843	39.2
Total Worldwide Retail Sales	249,849	235,188	14,661	6.2%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
The following table includes industry retail motorcycle registration data:
Heavyweight Motorcycle Registration Data(a)

	2012	2011	Increase (Decrease)	% Change
United States(b)	281,974	271,029	10,945	4.0%
Europe(c)	268,299	292,533	(24,234)	(8.3)%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2012		2011		Increase	% Change
United States	160,477	64.8%	152,180	65.3%	8,297	5.5%
International	87,148	35.2%	80,937	34.7%	6,211	7.7
Harley-Davidson motorcycle units	247,625	100.0%	233,117	100.0%	14,508	6.2%
Touring motorcycle units	99,496	40.2%	92,002	39.5%	7,494	8.1%
Custom motorcycle units*	96,425	38.9%	91,459	39.2%	4,966	5.4
Sportster motorcycle units	51,704	20.9%	49,656	21.3%	2,048	4.1
Harley-Davidson motorcycle units	247,625	100.0%	233,117	100.0%	14,508	6.2%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, V-Rod and CVO models.
During 2012, wholesale shipments of Harley-Davidson motorcycles were up 6.2% compared to the prior year and within the Company’s most recent expected shipment range of 245,000 to 250,000 motorcycles. As expected, wholesale motorcycle shipments in the fourth quarter of 2012 were down compared to the fourth quarter of 2011 in advance of the launch of seasonal surge manufacturing at the Company's York facility in early 2013. Consequently, retail inventory in the U.S. was approximately 1,200 units lower than at the end of 2011.
Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2012	2011	(Decrease) Increase	% Change
Revenue:
Motorcycles	$3,764,794	$3,554,547	$210,247	5.9%
Parts & Accessories	859,945	816,569	43,376	5.3
General Merchandise	299,403	274,124	25,279	9.2
Other	18,440	17,024	1,416	8.3
Total revenue	4,942,582	4,662,264	280,318	6.0
Cost of goods sold	3,222,394	3,106,288	116,106	3.7
Gross profit	1,720,188	1,555,976	164,212	10.6
Selling & administrative expense	846,894	788,565	58,329	7.4
Engineering expense	129,330	138,243	(8,913)	(6.4)
Restructuring expense	28,475	67,992	(39,517)	(58.1)
Operating expense	1,004,699	994,800	9,899	1.0
Operating income from motorcycles	$715,489	$561,176	$154,313	27.5%

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2011 to 2012 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2011	$4,662	$3,106	$1,556
Volume	293	197	96
Price	30	—	30
Foreign currency exchange rates and hedging	(76)	(59)	(17)
Shipment mix	34	29	5
Raw material prices	—	(7)	7
Manufacturing costs	—	(43)	43
Total	281	117	164
2012	$4,943	$3,223	$1,720
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2011 to 2012:

•	Volume increases were driven by the increase in wholesale shipments of motorcycle units as well as higher sales volumes for Parts & Accessories and General Merchandise.

•
On average, wholesale prices on the Company’s 2012 and 2013 model year motorcycles are higher than the preceding model years resulting in the favorable impact on revenue and gross profit during the period.

•
Foreign currency exchange rates during 2012 resulted in a negative impact on net revenue, which was partially offset by the favorable impact of gains associated with foreign currency hedging included in cost of goods sold.

•	Shipment mix changes resulted primarily from favorable product mix changes between motorcycle families.

•	Raw material prices were lower in 2012 relative to 2011 primarily due to lower metal costs.

•
Manufacturing costs were favorably impacted by savings related to restructuring initiatives. Temporary inefficiencies associated with the Company’s restructuring and transformation at its York facility were $33 million in 2012 compared to $32 million in 2011.

The net increase in operating expense was primarily due to incremental investments to support the Company’s growth initiatives and increases in employee costs including pension. These cost increases were partially offset by lower restructuring expense related to the Company’s previously announced restructuring activities as well as lower engineering expense. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2012	2011	Increase (Decrease)	% Change
Interest income	$583,700	$598,675	$(14,975)	(2.5)%
Other income	54,224	50,774	3,450	6.8
Financial services revenue	637,924	649,449	(11,525)	(1.8)
Interest expense	195,990	229,492	(33,502)	(14.6)
Provision for credit losses	22,239	17,031	5,208	30.6
Operating expenses	135,008	134,135	873	0.7
Financial services expense	353,237	380,658	(27,421)	(7.2)
Operating income from financial services	$284,687	$268,791	$15,896	5.9%

Interest income decreased during 2012 primarily due to lower average retail finance receivables outstanding. Interest expense benefited from lower debt levels related to lower average retail finance receivables outstanding, a more favorable cost of funds, and a $5.3 million lower loss on the extinguishment of medium-term notes as compared to 2011.
The provision for credit losses was unfavorable by $5.2 million in 2012 as compared to 2011. The retail motorcycle provision increased by $6.6 million on smaller allowance releases during 2012 as compared to 2011, although both years experienced favorable credit performance. The provision for credit losses related to wholesale motorcycle finance receivables increased by $3.0 million in 2012 primarily due to larger dealer performance-related allowance releases in 2011 as compared to 2012. The wholesale and retail motorcycle provision increases were offset by decreases in the provision for credit losses related to other retail receivables.
Annual losses on HDFS’ retail motorcycle loans were 0.79% during 2012 compared to 1.20% in 2011. The decrease in credit losses from 2011 resulted from changes in underwriting and collections, as well as a lower frequency of loss. The 30-day delinquency rate for retail motorcycle loans at December 31, 2012 increased to 3.94% from 3.85% at December 31, 2011. HDFS has not experienced a year-end 30-day delinquency rate below 4.50% in over ten years and believes the credit quality of its retail portfolio will remain strong in 2013(1).
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2012	2011
Balance, beginning of period	$125,449	$173,589
Provision for credit losses	22,239	17,031
Charge-offs, net of recoveries	(40,021)	(65,171)
Balance, end of period	$107,667	$125,449
At December 31, 2012, the allowance for credit losses on finance receivables was $101.4 million for retail receivables and $6.2 million for wholesale receivables. At December 31, 2011, the allowance for credit losses on finance receivables was $116.1 million for retail receivables and $9.3 million for wholesale receivables.
HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 6 of Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

Results of Operations 2011 Compared to 2010
Consolidated Results

(in thousands, except earnings per share)	2011	2010	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$561,176	$378,758	$182,418	48.2%
Operating income from financial services	268,791	181,873	86,918	47.8
Operating income	829,967	560,631	269,336	48.0
Investment income	7,963	5,442	2,521	46.3
Interest expense	45,266	90,357	(45,091)	(49.9)
Loss on debt extinguishment	—	85,247	(85,247)	NM
Income before income taxes	792,664	390,469	402,195	103.0
Provision for income taxes	244,586	130,800	113,786	87.0
Income from continuing operations	548,078	259,669	288,409	111.1
Income (loss) from discontinued operations, net of taxes	51,036	(113,124)	164,160	(145.1)
Net income	$599,114	$146,545	$452,569	308.8%
Diluted earnings per share from continuing operations	$2.33	$1.11	$1.22	109.9%
Diluted earnings (loss) per share from discontinued operations	$0.22	$(0.48)	$0.70	(145.8)%
Diluted earnings per share	$2.55	$0.62	$1.93	311.3%
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
During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. As a result of the transaction, the Company incurred a loss on debt extinguishment of $85.2 million which also includes $1.4 million of capitalized debt issuance costs that were written-off. The Company used cash on hand for the repurchase and the repurchased notes were canceled.
The effective income tax rate for 2011 was 30.9% compared to 33.5% for 2010. The lower 2011 effective tax rate was mainly driven by a change in the 2011 Wisconsin income tax law associated with certain net operating losses and a one-time tax charge in 2010 associated with the federal healthcare legislation.

In 2011, the Company recognized a $51.0 million benefit on income from discontinued operations, driven by the reversal of tax amounts reserved in prior years related to the divestiture of the Company’s MV Agusta subsidiaries. The amounts had been reserved pending an agreement that was reached by the Company and the IRS on the tax treatment of the transaction in December 2011. This compares to a $113.1 million loss from discontinued operations in 2010 due primarily to impairment charges related to a decrease in the fair value of MV Agusta.

Motorcycles and Related Products Segment
Harley-Davidson Motorcycle Retail Sales
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 5.9% during 2011 compared to 2010. Retail sales of Harley-Davidson motorcycles increased 5.8% in the United States and 6.1% internationally in 2011. The following table includes retail unit sales of Harley-Davidson motorcycles:

Harley-Davidson Motorcycle Retail Sales(a)
Heavyweight (651+cc)

	2011	2010	Increase (Decrease)	% Change
North America Region
United States	151,683	143,391	8,292	5.8%
Canada	10,502	10,376	126	1.2
Total North America Region	162,185	153,767	8,418	5.5
Europe, Middle East and Africa Region (EMEA)
Europe(b)	39,334	37,378	1,956	5.2
Other	5,006	3,810	1,196	31.4
Total EMEA Region	44,340	41,188	3,152	7.7
Asia Pacific Region
Japan	10,401	11,405	(1,004)	(8.8)
Other	11,015	9,582	1,433	15.0
Total Asia Pacific Region	21,416	20,987	429	2.0
Latin America Region	7,247	6,168	1,079	17.5
Total Worldwide Retail Sales	235,188	222,110	13,078	5.9%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
The following table includes industry retail motorcycle registration data:
Heavyweight Motorcycle Registration Data(a)

	2011	2010	Increase (Decrease)	% Change
United States(b)	271,029	259,733	11,296	4.3%
Europe(c)	292,533	301,321	(8,788)	(2.9)%

(a)	Heavyweight data includes street legal 651+cc models. Street legal 651+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2011		2010		Increase(Decrease)	% Change
United States	152,180	65.3%	131,636	62.5%	20,544	15.6%
International	80,937	34.7%	78,858	37.5%	2,079	2.6
Harley-Davidson motorcycle units	233,117	100.0%	210,494	100.0%	22,623	10.7%
Touring motorcycle units	92,002	39.5%	81,927	38.9%	10,075	12.3%
Custom motorcycle units*	91,459	39.2%	87,158	41.4%	4,301	4.9
Sportster motorcycle units	49,656	21.3%	41,409	19.7%	8,247	19.9
Harley-Davidson motorcycle units	233,117	100.0%	210,494	100.0%	22,623	10.7%
Buell motorcycle units	274		2,614		(2,340)	(89.5)%

*	Custom motorcycle units, as used in this table, include Dyna, Softail, V-Rod and CVO models.
During 2011, wholesale shipments of Harley-Davidson motorcycles were up 10.7% compared to the prior year. Temporary production constraints resulting from restructuring efforts at the Company’s York facility that impacted its production for 2011 eased during the fourth quarter of 2011, allowing a slightly higher mix of Touring motorcycles compared to the prior year. Sportster shipment mix was also higher than in 2010 and near the high end of the historical range of 18% to 22% due to strong retail demand for Sportster models.
Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2011	2010	Increase (Decrease)	% Change
Revenue:
Harley-Davidson motorcycles	$3,553,291	$3,136,987	$416,304	13.3%
Buell motorcycles	1,256	16,280	(15,024)	(92.3)
Parts & Accessories	816,569	749,240	67,329	9.0
General Merchandise	274,124	259,125	14,999	5.8
Other	17,024	14,995	2,029	13.5
Total revenue	4,662,264	4,176,627	485,637	11.6
Cost of goods sold	3,106,288	2,749,224	357,064	13.0
Gross profit	1,555,976	1,427,403	128,573	9.0
Selling & administrative expense	788,565	756,177	32,388	4.3
Engineering expense	138,243	128,960	9,283	7.2
Restructuring expense	67,992	163,508	(95,516)	(58.4)
Operating expense	994,800	1,048,645	(53,845)	(5.1)
Operating income from motorcycles	$561,176	$378,758	$182,418	48.2%

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

•
Manufacturing costs were favorably impacted by savings related to restructuring and continuous improvement initiatives, partially offset by temporary inefficiencies associated with the Company’s restructuring and transformation at its York facility. During 2011, the Company experienced $32 million in temporary inefficiencies compared to $9 million in 2010.

The increase in selling, administrative and engineering expense was primarily due to increased spending on growth initiatives and higher recall expenses offset by savings realized from the Company’s restructuring efforts and continuous improvement initiatives. In addition, during 2010 the Company incurred approximately $15 million of non-recurring costs in connection with the Company’s efforts to expand its presence in Brazil. Restructuring expense was lower in 2011 than in 2010. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2011	2010	Increase (Decrease)	% Change
Interest income	$598,675	$635,207	$(36,532)	(5.8)%
Other income	50,774	47,502	3,272	6.9
Financial services revenue	649,449	682,709	(33,260)	(4.9)
Interest expense	229,492	272,484	(42,992)	(15.8)
Provision for credit losses	17,031	93,118	(76,087)	(81.7)
Operating expenses	134,135	135,234	(1,099)	(0.8)
Financial services expense	380,658	500,836	(120,178)	(24.0)
Operating income from financial services	$268,791	$181,873	$86,918	47.8%
Interest income decreased during 2011 due to lower average retail and wholesale finance receivables outstanding. Interest expense benefited from lower debt levels related to lower average retail and wholesale finance receivables outstanding and a more favorable cost of funds, partially offset by a $9.6 million loss on the extinguishment of debt.
The provision for credit losses related to retail motorcycle and wholesale receivables decreased by $70.1 million and $7.1 million, respectively, in 2011 compared to 2010. The decrease in the provision for retail motorcycle credit losses was primarily driven by favorable finance receivable credit loss performance. The decrease in provision for wholesale credit losses was primarily due to favorable finance receivable performance.
Annual losses on HDFS’ retail motorcycle loans were 1.20% during 2011 compared to 2.11% in 2010. The decrease in credit losses from 2010 was due to a lower frequency of loss and a modest improvement in the recovery values of repossessed motorcycles. The 30-day delinquency rate for retail motorcycle loans at December 31, 2011 decreased to 3.85% from 5.07 % at December 31, 2010.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2011	2010
Balance, beginning of period	$173,589	$150,082
Allowance related to newly consolidated finance receivables	—	49,424
Provision for credit losses	17,031	93,118
Charge-offs, net of recoveries	(65,171)	(119,035)
Balance, end of period	$125,449	$173,589
At December 31, 2011, the allowance for credit losses on finance receivables was $116.1 million for retail receivables and $9.3 million for wholesale receivables. At December 31, 2010, the allowance for credit losses on finance receivables was $157.8 million for retail receivables and $15.8 million for wholesale receivables.
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
HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 6 of Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

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
Allowance for Credit Losses on Finance Receivables – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing finance receivables portfolio. HDFS performs a periodic and systematic collective evaluation of the adequacy of the retail allowance. HDFS utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates.
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
Product Warranty – Estimated warranty costs are reserved for motorcycles, motorcycle parts and motorcycle accessories at the time of sale. The warranty reserve is based upon historical Company claim data used in combination with other known factors that may affect future warranty claims. The Company updates its warranty estimates quarterly to ensure that the warranty reserves are based on the most current information available.
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
Pensions and Other Postretirement Healthcare Benefits – The Company has a defined benefit pension plan and several postretirement healthcare benefit plans, which cover employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company decreased the discount rate for pension and SERPA obligations from 5.30% as of December 31, 2011 to 4.23% as of December 31, 2012. The Company decreased the discount rate for postretirement healthcare obligations from 4.90% to 3.93%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2012, the Company set its healthcare cost trend rate at 7.5% as of December 31, 2012. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.0% by 2019.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2012 Net periodic benefit costs
Pension and SERPA	$52,910	$21,946	$15,016	n/a
Postretirement healthcare	$19,868	$1,086	$1,179	$1,854
2012 Benefit obligations
Pension and SERPA	$1,871,575	$314,517	n/a	n/a
Postretirement healthcare	$403,227	$42,841	n/a	$14,879
This information should not be viewed as predictive of future amounts. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 14 of Notes to Consolidated Financial Statements.
Stock Compensation Costs – The total cost of the Company’s share-based equity awards is equal to the grant date fair value per award multiplied by the number of awards granted (adjusted for forfeitures). This cost is recognized as expense on a straight-line basis over the service periods of the awards. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period.
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

Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2012 is as follows (in thousands):

	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Principal payments on debt	$732,105	$2,113,867	$1,324,137	$932,540	$5,102,649
Interest payments on debt	193,255	252,679	151,263	29,094	626,291
Operating lease payments	12,556	15,913	10,206	14,269	52,944
	$937,916	$2,382,459	$1,485,606	$975,903	$5,781,884
Interest obligations include the impact of interest rate hedges outstanding as of December 31, 2012. Interest for floating rate instruments assumes December 31, 2012 rates remain constant.
As of December 31, 2012, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2012. During 2012, the Company contributed $244.4 million to its pension, SERPA and postretirement healthcare plans, which included a $200.0 million voluntary contribution to its pension plan. No additional contributions were required during 2012 beyond current benefit payments for SERPA and postretirement healthcare plans. In January 2013, the Company voluntarily contributed another $175 million to its qualified pension plan to further fund its pension plan and the Company expects that no additional qualified pension plan contributions will be required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 14 of Notes to Consolidated Financial Statements.
As described in Note 13 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $48.8 million and accrued interest and penalties of $20.6 million as of December 31, 2012. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.

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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.2 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
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

Liquidity and Capital Resources as of December 31, 2012
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

December 31, 2012
Cash and cash equivalents	$1,068,138
Marketable securities	135,634
Total cash and cash equivalents and marketable securities	1,203,772

Global credit facilities	1,055,057
Asset-backed U.S commercial paper conduit facility (a)	600,000
Asset-backed Canadian commercial paper conduit facility (b)	25,782
Total availability under credit facilities	1,680,839
Total	$2,884,611

(a) The U.S. commercial paper conduit facility expires on September 13, 2013. The Company anticipates that it will renew this facility prior to expiration(1).
(b) The Canadian commercial paper conduit facility expires on August 30, 2013 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration(1).
Although the Company believes it has obtained the funding necessary to support HDFS’ operations for 2013(1), the Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
The Company has long-term obligations related to its qualified pension, SERPA and postretirement healthcare plans at December 31, 2012. During 2012, the Company contributed $244.4 million to its qualified pension, SERPA and postretirement healthcare plans, which includes a $200.0 million voluntary contribution to its pension plans. In January 2013, the Company made a voluntary contribution of $175.0 million to its qualified pension plans to further fund its pension plans and expects that no qualified pension plan contributions will be required in 2013.(1) The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 14 of Notes to Consolidated Financial Statements.

Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net cash provided by operating activities (a)	$801,458	$885,291	$1,163,418
Net cash (used) provided by investing activities	(261,311)	(63,542)	145,437
Net cash (used) provided by financing activities (a)	(990,073)	(308,944)	(1,856,090)
Effect of exchange rate changes on cash and cash equivalents	(8,886)	(7,788)	4,940
Net increase (decrease) in cash and cash equivalents	$(458,812)	$505,017	$(542,295)

(a)
The 2012 cash flow from operating activities and the 2012 cash flow from financing activities amounts presented above reflect revisions from the unaudited amounts presented in the Company's earnings press release published on January 29, 2013. The revisions resulted in an increase in cash flow from operating activities and an offsetting decrease to cash flow from financing activities of $8.4 million; there was no change to the net decrease in cash and cash equivalents.

Operating Activities

The decrease in operating cash flow in 2012 compared to 2011 was due primarily to working capital changes which resulted in lower operating cash inflows in 2012 as compared to 2011. This was due in part to the recognition of a prepaid income tax balance at the end of 2012 driven by accelerated depreciation deductions as well as the timing of quarterly earnings and related estimated tax payments during 2012. Additionally, the Company made voluntary contributions to its qualified pension plans totaling $200 million in both 2012 and 2011, impacting operating cash flow in both years.
The decrease in operating cash flow for 2011 compared to 2010 was due primarily to the $200.0 million voluntary contribution to the Company’s qualified pension plan in 2011 and higher cash outflows related to an increase in wholesale finance receivables originations in 2011. In addition, working capital changes resulted in lower operating cash inflows in 2011 as compared to 2010. The working capital changes were driven by increases in inventory that were the result of a management decision to increase finished goods motorcycle inventories at the end of 2011 in preparation for the 2012 ERP implementation that was completed at the York facility.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $189.0 million, $189.0 million and $170.8 million during 2012, 2011 and 2010, respectively.
Net cash flows from finance receivables, which consisted primarily of retail finance receivables, for 2012 were $228.7 million lower than 2011 as a result of an increase in retail motorcycle loan originations during 2012. Net cash flows from finance receivables, which consisted primarily of retail finance receivables, for 2011 were $278.4 million lower than in 2010 as a result of an increase in retail motorcycle loan originations during 2011.
Changes in the Company’s investment in marketable securities resulted in cash inflows of $18.3 million in 2012 and cash outflows of $12.5 million and $100.1 million in 2011 and 2010, respectively.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $0.62 per share totaling $141.7 million during 2012, $0.475 per share totaling $111.0 million during 2011 and $0.40 per share totaling $94.1 million in 2010.
Cash outflows from share repurchases were $311.6 million, $224.5 million and $1.7 million for 2012, 2011 and 2010, respectively. Share repurchases during 2012 and 2011 included 6.7 million and 6.2 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases in 2010 were limited to shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of December 31, 2012, 14.5 million shares remained on a board-approved share repurchase authorization. As of December 31, 2012, there were no shares available on a separate board-approved share repurchase authorization that is in place to offset option exercises and restricted stock grants.
The Company’s total outstanding debt consisted of the following as of December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Global credit facilities	$—	$159,794	$213,772
Unsecured commercial paper	294,943	874,286	582,572
Asset-backed Canadian commercial paper conduit facility	175,658	—	—
Medium-term notes	2,881,272	2,298,193	1,897,778
Senior unsecured notes	303,000	303,000	303,000
Term asset-backed securitization debt	1,447,776	2,087,346	2,755,234
Total debt	$5,102,649	$5,722,619	$5,752,356
In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets.

A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2012 were as follows:

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
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of December 31, 2012 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow.(1)
Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2012 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$933,511	6.80%	May 2008	June 2018
In January 2012, HDFS issued $400.0 million of medium-term notes which mature in March 2017 and have an annual interest rate of 2.70%. In September 2012, HDFS issued $600.0 million of medium-term notes which mature in September 2015 and have an annual interest rate of 1.15%. During 2011, HDFS issued $450.0 million of medium-term notes which mature in March 2016 and have an annual interest rate of 3.875%. All of the Notes provide for semi-annual interest payments and principal due at maturity.
During 2012 and 2011, HDFS repurchased an aggregate $16.6 million, and $49.9 million, respectively, of its $1.0 billion, 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.3 million and $9.6 million, respectively, in loss on the extinguishment of debt, which included unamortized discounts and fees. During December 2012, $400.0 million of 5.25% medium-term notes matured, and the principal and accrued interest were paid in full. Unamortized discounts on the Notes reduced the balance by $2.2 million, $1.9 million, and $2.2 million at December 31, 2012, 2011 and 2010, respectively.
Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. As a result of the transaction, the Company incurred a loss on debt extinguishment in 2010 of $85.2 million which included unamortized fees.

Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2012, HDFS amended and restated its revolving asset-backed U.S. commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million. The agreement has terms that are similar to those of the prior agreement and is for the same amount. At December 31, 2012 and 2011, HDFS had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S
Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of
HDFS and the lenders, as of December 31, 2012, the U.S. Conduit expires September 13, 2013.

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

Asset-Backed Canadian Commercial Paper Conduit Facility – In August 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). Under the agreement, the
Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of December 31, 2012, the Canadian Conduit has an expiration date of August 30, 2013. The contractual maturity of the debt is approximately 5 years.

During 2012, HDFS transferred $230.0 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $201.3 million. HDFS maintains effective control over the transferred assets and therefore the transaction does not meet accounting sale requirements under ASC Topic 860, "Transfers and Servicing". As such, this transaction is treated as a secured borrowing. The transferred assets are restricted as collateral for the payment of the debt. At December 31, 2012, $194.3 million of finance receivables and $11.7 million of cash were restricted as collateral for the payment of $175.7 million of debt. Approximately $37.7 million of the debt was classified as current at December 31, 2012.

Term Asset-Backed Securitization VIEs – For all of its term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2013 to 2019.

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

During the third quarter of 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. Additionally, during the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011, and November 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at December 31, 2012, the unaccreted premium associated with these notes was $1.2 million. During 2011, the Company issued $1.09 billion of secured notes through two term asset-backed securitization transactions.
As of December 31, 2012, the assets of the VIEs totaled $2.28 billion, of which $2.10 billion of finance receivables and $176.3 million of cash were restricted as collateral for the payment of $1.45 billion secured notes. Approximately $399.5 million of the obligations under the secured notes were classified as current at December 31, 2012, based on the contractual maturities of the restricted finance receivables.
Intercompany Borrowings – HDFS has a revolving credit line with the Company whereby HDFS may borrow up to $210.0 million from the Company at a market interest rate. As of December 31, 2012, 2011 and 2010, HDFS had no outstanding borrowings owed to the Company under this agreement.

During the fourth quarter of 2012, HDFS and the Company entered into a $400.0 million Term Loan Agreement which provides for monthly interest payments based on the prevailing commercial paper rates and principal due at maturity in January
2013 or upon earlier demand by the Company.

Intercompany loan balances and related interest are eliminated in the Company’s consolidated financial statements.
Support Agreeement - The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support in order to maintain HDFS’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been provided to HDFS under the support agreement.
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
At December 31, 2012, 2011 and 2010, HDFS and the Company remained in compliance with all of the existing covenants.

Cash Flows from Discontinued Operations
There were no cash flows from discontinued operations during 2012 and 2011. During the year ended December 31, 2010, cash flows from discontinued operations were a net cash outflow of $72.3 million.

Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iii)	manage through inconsistent economic conditions, including changing capital, credit and retail markets,

(iv)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems,

(v)	anticipate the level of consumer confidence in the economy,

(vi)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(vii)	manage production capacity and production changes,

(viii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(ix)	provide products, services and experiences that are successful in the marketplace,

(x)	manage risks that arise through expanding international operations and sales,

(xi)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio,

(xii)
successfully implement with our labor unions the agreements that we have executed with them that we believe will provide flexibility and cost-effectiveness to accomplish restructuring goals and long-term competitiveness,

(xiii)	effectively execute the Company’s restructuring plans within expected costs and timing,

(xiv)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xv)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,,

(xvi)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xvii)	retain and attract talented employees,

(xviii)	manage the risks that our independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xix)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital,

(xx)	continue to develop the capabilities of its distributor and dealer network, and

(xxi)	detect any issues with our motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar,the Japanese yen and the Brazilian Real. The Company utilizes foreign currency contracts to mitigate the effect of the Euro, the Australian dollar and the Japanese yen fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2012, the notional U.S. dollar value of outstanding Euro, Australian dollar and Japanese yen foreign currency contracts was $345.0 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $35.2 million as of December 31, 2012. Further disclosure relating to the fair value of derivative financial instruments is included in Note 9 of the Notes to Consolidated Financial Statements.
The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its debt. As of December 31, 2012, HDFS had an interest rate swap outstanding with a notional value of $35.8 million. HDFS estimates that a 10% decrease in interest rates would result in a $20 thousand decrease in the fair value of the agreement.

 Item 8.    Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
February 4, 2013

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
The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2012. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2012 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2012 fiscal year. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the 2012 fiscal year with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP matters required to be discussed under Statement on Auditing Standards No. 61, Communications with Audit Committees (SAS 61), as amended (AICPA, Professional Standards, Vol. 1, AU section 380) and adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has received written disclosures from Ernst & Young LLP regarding their independence as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2012 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year.
February 4, 2013
Audit Committee of the Board of Directors
Richard I. Beattie
Michael J. Cave (as of December 2012)
George L. Miles, Jr.
N. Thomas Linebarger
James A. Norling, Chairman
Jochen Zeitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Harley-Davidson, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2013

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Revenue:
Motorcycles and related products	$4,942,582	$4,662,264	$4,176,627
Financial services	637,924	649,449	682,709
Total revenue	5,580,506	5,311,713	4,859,336
Costs and expenses:
Motorcycles and related products cost of goods sold	3,222,394	3,106,288	2,749,224
Financial services interest expense	195,990	229,492	272,484
Financial services provision for credit losses	22,239	17,031	93,118
Selling, administrative and engineering expense	1,111,232	1,060,943	1,020,371
Restructuring expense and asset impairment	28,475	67,992	163,508
Total costs and expenses	4,580,330	4,481,746	4,298,705
Operating income	1,000,176	829,967	560,631
Investment income	7,369	7,963	5,442
Interest expense	46,033	45,266	90,357
Loss on debt extinguishment	—	—	85,247
Income before provision for income taxes	961,512	792,664	390,469
Provision for income taxes	337,587	244,586	130,800
Income from continuing operations	623,925	548,078	259,669
Income (loss) from discontinued operations, net of tax	—	51,036	(113,124)
Net income	$623,925	$599,114	$146,545
Earnings per common share from continuing operations:
Basic	$2.75	$2.35	$1.11
Diluted	$2.72	$2.33	$1.11
Earnings (loss) per common share from discontinued operations:
Basic	$—	$0.22	$(0.48)
Diluted	$—	$0.22	$(0.48)
Earnings per common share:
Basic	$2.75	$2.57	$0.63
Diluted	$2.72	$2.55	$0.62
Cash dividends per common share	$0.620	$0.475	$0.400
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income	$623,925	$599,114	$146,545
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,400	(5,616)	9,449
Derivative financial instruments:
Unrealized net gains (losses) arising during the period	(513)	(966)	(7,852)
Net losses (gains) reclassified into net income	(9,631)	19,185	4,880
Total derivative financial instruments	(10,144)	18,219	(2,972)
Marketable securities:
Unrealized gains (losses) on marketable securities	350	460	(133)
Net (gains) losses reclassified into net income	—	—	—
Total marketable securities	350	460	(133)
Pension and postretirement benefit plans:
Amortization of net prior service (credit) cost	(563)	(564)	925
Amortization of actuarial loss	32,295	23,584	20,944
Pension and postretirement healthcare funded status adjustment	(158,213)	(146,768)	18,431
Actuarial loss reclassified into net income due to settlement	3,930	173	2,942
Prior service credit (cost) reclassified into net income due
to net curtailment loss	—	1	(1,393)
Total pension and postretirement benefit plans	$(122,551)	$(123,574)	$41,849
Total other comprehensive (loss) income, net of tax	$(130,945)	$(110,511)	$48,193
Comprehensive income	$492,980	$488,603	$194,738

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands, except share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,068,138	$1,526,950
Marketable securities	135,634	153,380
Accounts receivable, net	230,079	219,039
Finance receivables, net	1,743,045	1,760,467
Inventories	393,524	418,006
Restricted cash	188,008	229,655
Deferred income taxes	110,853	132,331
Other current assets	181,655	102,378
Total current assets	4,050,936	4,542,206
Finance receivables, net	4,038,807	4,026,214
Property, plant and equipment, net	815,464	809,459
Goodwill	29,530	29,081
Deferred income taxes	171,845	202,439
Other long-term assets	64,191	64,765
	$9,170,773	$9,674,164
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,386	$255,713
Accrued liabilities	513,591	564,172
Short-term debt	294,943	838,486
Current portion of long-term debt	437,162	1,040,247
Total current liabilities	1,503,082	2,698,618
Long-term debt	4,370,544	3,843,886
Pension liability	330,294	302,483
Postretirement healthcare liability	278,062	268,582
Other long-term liabilities	131,167	140,339
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 341,265,838 and 339,107,230 shares issued in 2012 and 2011, respectively	3,413	3,391
Additional paid-in-capital	1,066,069	968,392
Retained earnings	7,306,424	6,824,180
Accumulated other comprehensive loss	(607,678)	(476,733)
	7,768,228	7,319,230
Less:
Treasury stock (115,165,744 and 108,566,699 shares in 2012 and 2011, respectively), at cost	(5,210,604)	(4,898,974)
Total shareholders’ equity	2,557,624	2,420,256
	$9,170,773	$9,674,164

	2012	2011
Balances held by consolidated variable interest entities (Note 7)
Current finance receivables, net	$470,134	$591,864
Other assets	$5,288	$7,221
Non-current finance receivables, net	$1,631,435	$2,271,773
Restricted cash	$176,290	$229,655
Current portion of long-term debt	$399,477	$640,331
Long-term debt	$1,048,299	$1,447,015

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Net cash provided by operating activities of continuing operations (Note 2)	$801,458	$885,291	$1,163,418
Cash flows from investing activities of continuing operations:
Capital expenditures	(189,002)	(189,035)	(170,845)
Origination of finance receivables	(2,858,701)	(2,622,024)	(2,252,532)
Collections on finance receivables	2,768,089	2,760,049	2,668,962
Purchases of marketable securities	(4,993)	(142,653)	(184,365)
Sales and redemptions of marketable securities	23,296	130,121	84,217
Net cash (used) provided by investing activities of continuing operations	(261,311)	(63,542)	145,437
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	993,737	447,076	—
Repayments of medium-term notes	(420,870)	(59,211)	(200,000)
Repayment of senior unsecured notes	—	—	(380,757)
Proceeds from securitization debt	763,895	1,082,599	598,187
Repayments of securitization debt	(1,405,599)	(1,754,568)	(1,896,665)
Borrowings of asset-backed commercial paper	200,417	—	—
Repayments of asset-backed commercial paper	(24,301)	(483)	(845)
Net (decrease) increase in credit facilities and unsecured commercial paper	(744,724)	237,827	30,575
Net change in restricted cash	41,647	59,232	77,654
Dividends	(141,681)	(111,011)	(94,145)
Purchase of common stock for treasury	(311,632)	(224,548)	(1,706)
Excess tax benefits from share-based payments	13,065	6,303	3,767
Issuance of common stock under employee stock option plans	45,973	7,840	7,845
Net cash used by financing activities of continuing operations	(990,073)	(308,944)	(1,856,090)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(8,886)	(7,788)	4,940
Net (decrease) increase in cash and cash equivalents of continuing operations	(458,812)	505,017	(542,295)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	(71,073)
Cash flows from investing activities of discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	(1,195)
	—	—	(72,268)
Net (decrease) increase in cash and cash equivalents	$(458,812)	$505,017	$(614,563)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,526,950	$1,021,933	$1,630,433
Cash and cash equivalents of discontinued operations—beginning of period	—	—	6,063
Net (decrease) increase in cash and cash equivalents	(458,812)	505,017	(614,563)
Less: Cash and cash equivalents of discontinued operations—end of period	—	—	—
Cash and cash equivalents—end of period	$1,068,138	$1,526,950	$1,021,933
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2012, 2011 and 2010
(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2009	336,800,970	$3,368	$871,100	$6,324,268	$(417,898)	$(4,672,720)	$2,108,118
Net Income	—	—	—	146,545	—	—	146,545
Total other comprehensive income, net of tax (Note 11)	—	—	—	—	48,193	—	48,193
Adjustment for consolidation of QSPEs under ASC Topics 810 and 860	—	—	—	(40,591)	3,483	—	(37,108)
Dividends	—	—	—	(94,145)	—	—	(94,145)
Repurchase of common stock	—	—	—	—	—	(1,706)	(1,706)
Share-based compensation and 401(k) match made with Treasury shares	—	—	26,961	—	—	—	26,961
Issuance of nonvested stock	823,594	8	(8)	—	—	—	—
Exercise of stock options	635,892	6	7,839	—	—	—	7,845
Tax benefit of stock options and nonvested stock	—	—	2,163	—	—	—	2,163
Balance December 31, 2010	338,260,456	$3,382	$908,055	$6,336,077	$(366,222)	$(4,674,426)	$2,206,866
Net Income	—	—	—	599,114	—	—	599,114
Total other comprehensive income, net of tax (Note 11)	—	—	—	—	(110,511)	—	(110,511)
Dividends	—	—	—	(111,011)	—	—	(111,011)
Repurchase of common stock	—	—	—	—	—	(224,551)	(224,551)
Share-based compensation and 401(k) match made with Treasury shares	—	—	49,993	—	—	3	49,996
Issuance of nonvested stock	473,240	5	(5)	—	—	—	—
Exercise of stock options	373,534	4	7,836	—	—	—	7,840
Tax benefit of stock options and nonvested stock	—	—	2,513	—	—	—	2,513
Balance December 31, 2011	339,107,230	$3,391	$968,392	$6,824,180	$(476,733)	$(4,898,974)	$2,420,256
Net Income	—	—	—	623,925	—	—	623,925
Total other comprehensive loss, net of tax (Note 11)	—	—	—	—	(130,945)	—	(130,945)
Dividends	—	—	—	(141,681)	—	—	(141,681)
Repurchase of common stock	—	—	—	—	—	(311,632)	(311,632)
Share-based compensation and 401(k) match made with Treasury shares	—	—	42,056	—	—	2	42,058
Issuance of nonvested stock	535,807	6	(6)	—	—	—	—
Exercise of stock options	1,622,801	16	45,957	—	—	—	45,973
Tax benefit of stock options and nonvested stock	—	—	9,670	—	—	—	9,670
Balance December 31, 2012	341,265,838	$3,413	$1,066,069	$7,306,424	$(607,678)	$(5,210,604)	$2,557,624

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
All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period.
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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2012	2011
Available-for-sale:
Corporate bonds	$135,634	$153,380
	$135,634	$153,380
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2012 and 2011, the Company recognized gross unrealized gains of $0.6 million and $0.7 million, respectively, or gains of $0.4 million and $0.5 million, net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 12 to 36 months.
Accounts Receivable – The Company’s motorcycles and related products are sold to independent dealers and distributors outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $5.0 million as of December 31, 2012 and 2011. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
Reclassifications - The Company has adjusted the format of its Consolidated Balance Sheets to present assets and liabilities held by consolidated VIEs in a table below the Consolidated Balance Sheets versus the previous format which included the assets and liabilities as separate line items within the Consolidated Balance sheets. The assets and liabilities held by consolidated VIEs are now included in the Consolidated Balance Sheets within finance receivables, net, restricted cash, other current assets, current portion of long-term debt and long-term debt. All periods presented have been adjusted.
Finance Receivables, Net – Finance receivables include both retail and wholesale finance receivables, net, including amounts held by VIEs. Finance receivables are recorded in the financial statements at historical cost net of an allowance for credit losses. The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for credit losses at a level that is adequate to cover losses of principal inherent in the existing portfolio. Portions of the allowance for credit losses are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance covers estimated losses on finance receivables which are collectively reviewed for impairment. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.
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
Repossessed inventory is recorded at the lower of cost or net realizable value and is reclassified from finance receivables to other current assets with any related loss recognized as a charge against the allowance for credit losses on finance receivables in the period during which the asset was transferred. Repossessed inventory was $11.9 million and $14.5 million at December 31, 2012 and 2011, respectively.
Asset-Backed Financing – HDFS participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. HDFS treats these transactions as secured borrowing because either they are transferred to consolidated VIEs or HDFS maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing." In HDFS' asset-backed financing programs, HDFS transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt.
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
HDFS is not the primary beneficiary of the asset-backed Canadian commercial paper conduit facility VIE; therefore, HDFS does not consolidate the VIE. However, HDFS treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting under ASC Topic 860. As such, the Company retains the transferred assets and the related debt within its Consolidated Balance Sheet.

Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore are not recorded on a consolidated basis. HDFS is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.
Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $195.0 million at December 31, 2012 and $215.2 million at December 31, 2011 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
Property, Plant and Equipment – Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings – 30 years; building equipment and land improvements – 7 years; machinery and equipment –3 to 10 years; furniture and fixtures -5 years; and software 3 to 7 years. Accelerated methods of depreciation are used for income tax purposes.
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2012 and 2011, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Product Warranty and Safety Recall Campaigns – The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company started offering a one-year warranty for Parts & Accessories (P&A) in 2012. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company maintains reserves for future warranty claims which are based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary safety recall campaigns. The Company reserves for all estimated costs associated with safety recalls in the period that the safety recalls are announced.
Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2012	2011	2010
Balance, beginning of period	$54,994	$54,134	$68,044
Warranties issued during the period	54,394	44,092	36,785
Settlements made during the period	(67,247)	(55,386)	(58,067)
Recalls and changes to pre-existing warranty liabilities	18,122	12,154	7,372
Balance, end of period	$60,263	$54,994	$54,134
The liability for safety recall campaigns was $4.6 million, $10.7 million and $3.2 million at December 31, 2012, 2011 and 2010, respectively.
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
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2012 and 2011, all retail finance receivables are accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full.
Insurance and protection product commissions as well as commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $8.3 million and $12.2 million as of December 31, 2012 and 2011, respectively.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of operations. Research and development expenses were $137.3 million, $145.4 million and $136.2 million for 2012, 2011 and 2010, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2012, 2011 and 2010, the Company incurred $80.7 million, $82.3 million and $75.8 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of operations. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2012, 2011 and 2010 was $40.8 million, $38.2 million and $30.4 million, respectively, or $25.7 million, $24.0 million and $19.2 million net of taxes, respectively.
Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
New Accounting Standards

Accounting Standards Recently Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4. "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." ASU No. 2011-04 clarifies the application of the existing guidance within Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurement", to ensure consistency between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Level 1 and 2 in the fair value hierarchy. The Company adopted ASU No. 2011-04 on January 1, 2012. The required new disclosures are presented in Note 9.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income”, to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company decided to present comprehensive income in two separate but consecutive statements.
The Company adopted ASU No. 2011-05 on January 1, 2012. The adoption of ASU No. 2011-05 and the Company’s decision to present comprehensive income in two separate but consecutive statements required the presentation of an additional financial statement, consolidated statements of comprehensive income, for all periods presented.
2.    Additional Balance Sheet and Cash Flow Information
The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31 and the statements of cash flows for the years ended December 31.
Balance Sheet Information:
Inventories, net (in thousands):

	2012	2011
Components at the lower of FIFO cost or market
Raw materials and work in process	$111,335	$113,932
Motorcycle finished goods	205,660	226,261
Parts and accessories and general merchandise	122,418	121,340
Inventory at lower of FIFO cost or market	439,413	461,533
Excess of FIFO over LIFO cost	(45,889)	(43,527)
	$393,524	$418,006
Inventory obsolescence reserves deducted from FIFO cost were $22.9 million and $24.8 million as of December 31, 2012 and 2011, respectively.

Property, plant and equipment, at cost (in thousands):

	2012	2011
Land and related improvements	57,801	59,995
Buildings and related improvements	417,316	466,652
Machinery and equipment	2,042,484	1,920,485
Construction in progress	167,243	158,237
	2,684,844	2,605,369
Accumulated depreciation	(1,869,380)	(1,795,910)
	815,464	809,459
Accrued liabilities (in thousands):

	2012	2011
Payroll, employee benefits and related expenses	215,461	226,381
Restructuring reserves	27,223	43,310
Warranty and recalls	60,263	54,994
Sales incentive programs	43,938	41,448
Tax-related accruals	19,923	57,706
Fair value of derivative financial instruments	7,920	5,136
Other	138,863	135,197
	513,591	564,172

 Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2012	2011	2010
Cash flows from operating activities:
Net income	$623,925	$599,114	$146,545
Income (loss) from discontinued operations	—	51,036	(113,124)
Income from continuing operations	623,925	548,078	259,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	168,978	180,408	255,171
Amortization of deferred loan origination costs	78,592	78,695	87,223
Amortization of financing origination fees	9,969	10,790	19,618
Provision for employee long-term benefits	71,347	59,441	79,630
Contributions to pension and postretirement plans	(244,416)	(219,695)	(39,391)
Stock compensation expense	40,815	38,192	30,431
Net change in wholesale finance receivables related to sales	2,513	(2,335)	81,527
Provision for credit losses	22,239	17,031	93,118
Loss on debt extinguishment	4,323	9,608	85,247
Pension and postretirement healthcare plan curtailment and settlement expense	6,242	236	31,824
Deferred income taxes	128,452	87,873	(17,591)
Foreign currency adjustments	9,773	10,678	(21,480)
Other, net	(7,216)	(15,807)	11,910
Changes in current assets and liabilities:
Accounts receivable, net	(13,690)	43,050	2,905
Finance receivables – accrued interest and other	(4)	5,027	10,083
Inventories	21,459	(94,957)	2,516
Accounts payable and accrued liabilities	(10,798)	120,291	215,013
Restructuring reserves	(16,087)	8,072	(32,477)
Derivative instruments	2,758	(2,488)	5,339
Prepaid and other	(97,716)	3,103	3,133
Total adjustments	177,533	337,213	903,749
Net cash provided by operating activities of continuing operations	$801,458	$885,291	$1,163,418

Cash paid during the period for interest and income taxes (in thousands):

	2012	2011	2010
Interest	$225,228	$251,341	$346,855
Income taxes	$317,812	$84,984	$47,084
Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).

3.    Discontinued Operations
In October 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy. The Company engaged a third party investment bank to assist with the marketing and sale of MV. During 2009, the Company recorded pre-tax impairment charges of $115.4 million related to MV and a net tax benefit of $40 million related to losses estimated in connection with the sale of MV. As of December 31, 2009, the Company estimated the total tax benefit associated with the losses related to the sale of MV to be $66 million of which $26 million was deemed uncertain and appropriately reserved against.
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
On August 6, 2010, the Company concluded its sale of MV to MV Augusta Motor Holding S.r.l., a company controlled by the former owner of MV. Under the agreement relating to the sale, (1) the Company received nominal consideration in return for the transfer of MV and related assets; (2) the parties waived their respective rights under the stock purchase agreement and other documents related to the Company’s purchase of MV in 2008, which included a waiver of the former owner’s right to contingent earn-out consideration; and (3) the Company contributed 20 million Euros to MV as operating capital. The 20 million Euros contributed were factored into the Company’s estimate of MV’s fair value prior to the sale and were recognized in the 2010 impairment charges discussed above. As a result of the impairment charges recorded prior to the sale, the Company only incurred an immaterial loss on the date of sale, which was included in the loss from discontinued operations, net of tax, during the year ended December 31, 2010.
As of August 6, 2010, assets and liabilities of discontinued operations that were sold consisted of $0.6 million of accounts receivable, net; $3.6 million of inventories; $14.3 million of other assets; $41.7 million of accounts payable and accrued liabilities and $16.6 million of other liabilities.
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
Beginning in 2010, the Company voluntarily elected to participate in a pre-filing agreement process with the Internal Revenue Service (IRS) in order to accelerate the IRS' review of the Company’s tax position related to MV. The IRS effectively completed its review in late 2011 and executed a Closing Agreement on Final Determination Covering Specific Matters with the Company.
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
The following table summarizes the net revenue, pre-tax loss, net income (loss) and earnings (loss) per common share from discontinued operations for the following years ended December 31 (in thousands except per share amounts):

	2012	2011	2010
Revenue	$—	$—	$48,563
Loss before income taxes	$—	$(407)	$(131,034)
Net income (loss)	$—	$51,036	$(113,124)
Earnings (loss) per common share	$—	$0.22	$(0.48)
4.    Restructuring Expense and Other Impairments
2011 Restructuring Plans
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers (2011 New Castalloy Restructuring Plan). The Company expects the transition of supply from New Castalloy to be complete in 2013. The decision to close New Castalloy comes as part of the Company’s overall long term strategy to develop world-class manufacturing capability throughout the Company by restructuring and consolidating operations for greater competitiveness, efficiency and flexibility. In connection with this decision, the Company will reduce its workforce by approximately 200 employees by the end of 2013.
Under the 2011 New Castalloy Restructuring Plan restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur about $31 million in restructuring charges related to the transition through 2013. Approximately 35% of the $31 million will be non-cash charges. On a cumulative basis, the Company has incurred $22.2 million of restructuring expenses under the 2011 New Castalloy Restructuring Plan through 2012, of which $12.8 million were incurred in the year ended December 31, 2012.
In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania facility in December 2009, and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan) result in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the previous contract.
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $6.9 million of restructuring expenses under the 2011 Kansas City Restructuring Plan through 2012, of which approximately10% are non-cash . During the year ended December 31, 2012, the Company released a portion of its Kansas City Restructuring Plan reserve related to severance costs as these costs are no longer expected to be incurred.
The following table summarizes the Motorcycle Segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the year ended December 31 (in thousands):

	2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	—	—	—	3,180	8,212	1,427	12,819	12,819
Utilized - cash	—	—	—	(2,302)	—	(1,587)	(3,889)	(3,889)
Utilized - noncash	—	—	—	—	(8,212)	—	(8,212)	(8,212)
Non-cash reserve release	(1,864)	—	(1,864)	—	—	—	—	(1,864)
Balance, end of period	$2,259	$—	$2,259	$9,306	$—	$145	$9,451	$11,710

	2011
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Restructuring expense	$8,447	$342	$8,789	$8,428	$656	$305	$9,389	$18,178
Utilized - cash	(4,088)	(342)	(4,430)	—	—	—	—	(4,430)
Utilized - noncash	(236)	—	(236)	—	(656)	—	(656)	(892)
Balance, end of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency and the addition of a flexible workforce component.
The actions to implement the new ratified labor agreements (2010 Restructuring Plan) result in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would be required under the previous contract and approximately 75 fewer full-time hourly unionized employees in its Tomahawk facility than would have been required under the previous contract.
Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $59.7 million of restructuring and impairment expenses under the 2010 Restructuring Plan as of December 31, 2012, of which approximately 45% are non-cash. During the year ended December 31, 2012, the Company released a portion of its 2010 Restructuring Plan reserve related to severance costs as these costs are no longer expected to be incurred.
The following table summarizes the Motorcycle Segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2012	2011	2010
	Employee Severance and Termination Costs	Employee Severance and Termination Costs	Employee Severance and Termination Costs

Balance, beginning of period	$20,361	$8,652	$—
Restructuring expense	4,005	12,575	44,383
Utilized – cash	(12,898)	(866)	(7,557)
Utilized – noncash	—	—	(28,174)
Non-cash reserve release	(1,312)	—	—
Balance, end of period	$10,156	$20,361	$8,652

For the year ended December 31, 2010, restructuring expense included $28.2 million of noncash curtailment losses related to the Company’s pension and postretirement healthcare plans that cover employees of the affected facilities in Milwaukee and Tomahawk, Wisconsin.
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that were expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s announced actions included the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 restructuring plan results in a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $397 million, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $395.4 million of restructuring and impairment expense under the 2009 Restructuring Plan as of December 31, 2012, of which $14.8 million was incurred during the year ended December 31, 2012.
The following tables summarize the Company’s 2009 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2012
	Motorcycles & Related Products				Financial Services			Consolidated
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Balance, beginning of period	$10,089	$—	$—	$10,089	$—	$—	$—	$10,089
Restructuring expense	4,099	—	13,154	17,253	—	—	—	17,253
Utilized – cash	(6,566)	—	(12,993)	(19,559)	—	—	—	(19,559)
Utilized – noncash	—	—	—	—	—	—	—	—
Noncash reserve release	(2,426)	—	—	(2,426)	—	—	—	(2,426)
Balance, end of period	$5,196	$—	$161	$5,357	$—	$—	$—	$5,357
	2011
	Motorcycles & Related Products				Financial Services			Consolidated
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Balance, beginning of period	$23,818	$—	$2,764	$26,582	$—	$—	$—	$26,582
Restructuring expense	5,062	—	34,470	39,532	—	—	—	39,532
Utilized – cash	(16,498)	—	(37,234)	(53,732)	—	—	—	(53,732)
Utilized – noncash	—	—	—	—	—	—	—	—
Noncash reserve release	(2,293)	—	—	(2,293)	—	—	—	(2,293)
Balance, end of period	$10,089	$—	$—	$10,089	$—	$—	$—	$10,089
	2010
	Motorcycles & Related Products				Financial Services			Consolidated
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Employee Severance and Termination Costs	Other	Total	Consolidated Total
Balance, beginning of period	$36,070	$—	$31,422	$67,492	$219	$—	$219	$67,711
Restructuring expense	31,119	47,923	40,083	119,125	—	—	—	119,125
Utilized – cash	(44,394)	—	(61,514)	(105,908)	(44)	—	(44)	(105,952)
Utilized – noncash	1,023	(47,923)	(3,406)	(50,306)	(175)	—	(175)	(50,481)
Noncash reserve release	—	—	(3,821)	(3,821)	—	—	—	(3,821)
Balance, end of period	$23,818	$—	$2,764	$26,582	$—	$—	$—	$26,582
Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During 2012 and 2011, the Company released $2.4 million and $2.3 million, respectively, of its 2009

Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred. In addition, the Company released $3.8 million of its 2009 Restructuring Plan reserve related to exiting the Buell product line during 2010, as these costs are no longer expected to be incurred.
5.    Goodwill
The following table summarizes changes in the carrying amount of goodwill in the Company’s Motorcycles segment for the following years ended December 31(in thousands):

Motorcycles

Balance, December 31, 2009	$31,400
Currency translation	(1,810)
Balance, December 31, 2010	$29,590
Currency translation	(509)
Balance, December 31, 2011	$29,081
Currency translation	$449
Balance, December 31, 2012	$29,530
The Company’s Financial Services segment did not have a goodwill balance.
6.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2012	2011	2010	2009	2008
Wholesale
United States	$776,633	$778,320	$735,481	$787,891	$1,074,377
Canada	39,771	46,320	78,516	82,110	89,859
Total wholesale	816,404	824,640	813,997	870,001	1,164,236
Retail
United States	4,850,450	4,858,781	5,126,699	3,835,235	514,637
Canada	222,665	228,709	250,462	256,658	226,084
Total retail	5,073,115	5,087,490	5,377,161	4,091,893	740,721
	5,889,519	5,912,130	6,191,158	4,961,894	1,904,957
Allowance for credit losses	(107,667)	(125,449)	(173,589)	(150,082)	(40,068)
	5,781,852	5,786,681	6,017,569	4,811,812	1,864,889
Investment in retained securitization interests	—	—	—	245,350	330,674
	$5,781,852	$5,786,681	$6,017,569	$5,057,162	$2,195,563
Retail - finance receivables held for sale
United States	—	—	—	—	2,443,965
Total finance receivables, net	$5,781,852	$5,786,681	$6,017,569	$5,057,162	$4,639,528
Prior to the second quarter of 2009, U.S. retail motorcycle finance receivables intended for securitization at origination were classified as finance receivables held for sale. These finance receivables held for sale were carried at the lower of cost or estimated fair value. Any amount by which cost exceeded fair value was accounted for as a valuation adjustment. Included in finance receivables held for sale at December 31, 2008 is a lower of cost or market adjustment of $31.7 million.

HDFS offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada.

HDFS provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and installment loans. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2012 and 2011, approximately 12% and 11%, respectively, of gross outstanding finance receivables were originated in Texas.
At December 31, 2012 and 2011, unused lines of credit extended to HDFS’ wholesale finance customers totaled $955.5 million and $909.9 million, respectively. Approved but unfunded retail finance loans totaled $137.7 million and $139.3 million at December 31, 2012 and 2011, respectively.
Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent Harley-Davidson dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2012, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2013	$1,685,921	$81,268	$1,767,189
2014	988,995	44,726	1,033,721
2015	1,117,929	50,035	1,167,964
2016	1,146,884	55,975	1,202,859
2017	601,981	30,432	632,413
Thereafter	85,373	—	85,373
Total	$5,627,083	$262,436	$5,889,519
As of December 31, 2012, all finance receivables due after one year were at fixed interest rates.
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	25,252	(3,013)	22,239
Charge-offs	(86,963)	(99)	(87,062)
Recoveries	47,041	—	47,041
Balance, end of period	$101,442	$6,225	$107,667

	2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for credit losses	23,054	(6,023)	17,031
Charge-offs	(118,993)	(503)	(119,496)
Recoveries	54,260	65	54,325
Balance, end of period	$116,112	$9,337	$125,449

Changes in the allowance for credit losses on finance receivables for the year ended December 31 were as follows (in thousands):

2010
Balance, beginning of period	$150,082
Allowance related to newly consolidated finance receivables (1)	49,424
Provision for credit losses	93,118
Charge-offs, net of recoveries	(119,035)
Balance, end of period	$173,589

(1) As a part of the required consolidation of formerly unconsolidated VIEs done in connection with the adoption of the new requirements within ASC Topics 810 and 860 on January 1, 2010, the Company consolidated a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, at December 31, were as follows (in thousands):

	2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	101,442	6,225	107,667
Total allowance for credit losses	$101,442	$6,225	$107,667
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,073,115	816,404	5,889,519
Total finance receivables	$5,073,115	$816,404	$5,889,519
	2011
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	116,112	9,337	125,449
Total allowance for credit losses	$116,112	$9,337	$125,449
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,087,490	824,640	5,912,130
Total finance receivables	$5,087,490	$824,640	$5,912,130
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. A specific allowance is established for wholesale finance receivables determined to be individually impaired in accordance with the applicable accounting standards when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate and the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. At December 31, 2012 and 2011, there were no wholesale finance receivables that were individually deemed to be impaired under ASC Topic 310, “Receivables”.
Retail finance receivables accrue interest until either collected or charged-off. Interest continues to accrue on past due wholesale finance receivables until the finance receivable becomes uncollectible, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. At December 31, 2012 and 2011, there were no wholesale finance receivables on non-accrual status.

An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,894,675	$113,604	$37,239	$27,597	$178,440	$5,073,115
Wholesale	814,706	984	278	436	1,698	816,404
Total	$5,709,381	$114,588	$37,517	$28,033	$180,138	$5,889,519

	2011
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,915,711	$107,373	$36,937	$27,469	$171,779	$5,087,490
Wholesale	822,610	777	344	909	2,030	824,640
Total	$5,738,321	$108,150	$37,281	$28,378	$173,809	$5,912,130

The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that are contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2012	2011	2010	2009	2008
United States	$26,500	$27,171	$34,391	$24,629	$23,678
Canada	1,533	1,207	1,351	2,161	1,275
Total	$28,033	$28,378	$35,742	$26,790	$24,953
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
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2012	2011
Prime	$4,035,584	$4,097,048
Sub-prime	1,037,531	990,442
Total	$5,073,115	$5,087,490
HDFS’ credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. HDFS utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. HDFS uses the following internal credit quality indicators, based on the Company’s internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon management’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The internal rating system considers factors such as the specific borrowers’ ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.

The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2012	2011
Doubtful	$8,107	$13,048
Substandard	2,593	5,052
Special Mention	3,504	14,361
Medium Risk	8,451	3,032
Low Risk	793,749	789,147
Total	$816,404	$824,640
7.    Asset-Backed Financing
HDFS participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. HDFS treats these transactions as secured borrowing because assets are either transferred to consolidated VIEs or HDFS maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860. See Note 1 for more information on the Company's accounting for asset-backed financings and VIEs.
The following table shows the assets and liabilities related to our asset-backed financings that were included in our financial statements at December 31 (in thousands):

	2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,143,708	$(42,139)	$176,290	$4,869	$2,282,728	$1,447,776
Asset-backed U.S. commercial paper conduit facility	—	—	—	419	419	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	194,285	(3,432)	11,718	255	202,826	175,658
	$2,337,993	$(45,571)	$188,008	$5,543	$2,485,973	$1,623,434

	2011
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,916,219	$(65,735)	$228,776	$6,772	$3,086,032	$2,087,346
Asset-backed U.S. commercial paper conduit facility	13,455	(302)	879	449	14,481	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	—	—	—	—	—	—
	$2,929,674	$(66,037)	$229,655	$7,221	$3,100,513	$2,087,346

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
In 2012 and 2011, HDFS transferred $715.7 million and $1.21 billion, respectively, of U.S. retail motorcycle finance receivables to three separate SPEs. The SPEs in turn issued $675.3 million and $1.09 billion, respectively, of secured notes. At December 31, 2012, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
July 2012	$675,306	0.59%	August 2013 - June 2018
November 2011	$513,300	0.88%	November 2012 - February 2018
August 2011	$573,380	0.76%	September 2012 - August 2017
November 2010	$600,000	1.05%	December 2011 - April 2018
December 2009	$562,499	1.55%	December 2010 - June 2017
In addition, during 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011 and November 2011 term asset-backed securitization transactions. These notes were sold at a premium and have contractual maturities ranging from June 2017 to April 2019.
Outstanding balances related to the following secured notes were included in the Company's consolidated balance sheet at December 31, 2011 (in thousands) and the Company completed repayment of those balances during 2012:

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

October 2009	$700,000	1.16%	October 2010 - April 2017
July 2009	$700,000	2.11%	July 2010 - February 2017
May 2009	$500,000	2.77%	May 2010 - January 2017
February 2008	$486,000	3.94%	February 2009 - December 2013
August 2007	$782,000	5.50%	September 2008 - May 2015
May 2007	$950,000	5.20%	May 2008 - August 2015
There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal.
For the year ended December 31, 2012 and 2011, the SPEs recorded interest expense on the secured notes of $25.8 million and $60.2 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding term asset-backed securitization transactions was 1.09% and 1.96% at December 31, 2012 and 2011, respectively.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2012, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of up to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. The amended agreement has similar terms as the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits.
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
The SPE had no borrowings outstanding under the U.S. Conduit at December 31, 2012 or 2011; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.
For the years ended December 31, 2012 and 2011, the SPE recorded interest expense of $1.4 million and $1.5 million, respectively, related to the unused portion of the total aggregate commitment of $600.0 million. Interest expense on the U.S. Conduit is included in financial services interest expense. There was no weighted average interest rate at December 31, 2012 or 2011 as HDFS had no outstanding borrowings under the U.S. Conduit during 2012 or 2011.

Asset-Backed Canadian Commercial Paper Conduit Facility

In 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit expires on August 30, 2013. The contractual maturity of the debt is approximately 5 years.

During 2012, HDFS transferred $230.0 million of Canadian retail motorcycle finance receivables for proceeds of $201.3 million This transaction is treated as a secured borrowing, and the transferred assets are restricted as collateral for payment of the debt.

For the year ended December 31, 2012, HDFS recorded interest expense of $1.1 million on the secured notes. Interest expense on the Canadian Conduit is included in financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 1.95% at December 31, 2012.

As HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $27.2 million at December 31, 2012. The maximum exposure is not an indication of the Company's expected loss exposure.
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
Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following tables.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	Balance as of 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$852,979	$690,691	$162,288	$—
Marketable securities	135,634	—	135,634	—
Derivatives	317	—	317	—
	$988,930	$690,691	$298,239	$—
Liabilities:
Derivatives	$7,920	$—	$7,920	$—

	Balance as of 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,302,367	$1,122,375	$179,992	$—
Marketable securities	153,380	—	153,380	—
Derivatives	16,443	—	16,443	—
	$1,472,190	$1,122,375	$349,815	$—
Liabilities:
Derivatives	$5,136	$—	$5,136	$—

The hierarchy classification for cash equivalents, in 2011, totaling $180 million has been revised from level 1 to level 2.
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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31 (in thousands):

	2012		2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,068,138	$1,068,138	$1,526,950	$1,526,950
Marketable securities	$135,634	$135,634	$153,380	$153,380
Accounts receivable, net	$230,079	$230,079	$219,039	$219,039
Derivatives	$317	$317	$16,443	$16,443
Finance receivables, net	$5,861,442	$5,781,852	$5,888,040	$5,786,681
Restricted cash	$188,008	$188,008	$229,655	$229,655
Liabilities:
Accounts payable	$257,386	$257,386	$255,713	$255,713
Derivatives	$7,920	$7,920	$5,136	$5,136
Unsecured commercial paper	$294,943	$294,943	$874,286	$874,286
Global credit facilities	$—	$—	$159,794	$159,794
Asset-backed Canadian commercial paper conduit facility	$175,658	$175,658	$—	$—
Medium-term notes	$3,199,548	$2,881,272	$2,561,458	$2,298,193
Senior unsecured notes	$338,594	$303,000	$376,513	$303,000
Term asset-backed securitization debt	$1,457,807	$1,447,776	$2,099,060	$2,087,346
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain money-market and commercial paper investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.
Marketable Securities – Marketable securities are recorded in the financial statements at fair value. The fair value of marketable securities is based primarily on quoted market prices of similar financial assets. Changes in fair value are recorded, net of tax, as other comprehensive income and included as a component of shareholders’ equity. Fair value is based on Level 1 or Level 2 inputs.
Finance Receivables, Net – Retail and wholesale finance receivables are recorded in the financial statements at historical cost less an allowance for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. Fair value is determined based on Level 3 inputs. The historical cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.
Derivatives – Interest rate swaps, foreign currency exchange contracts and commodity contracts are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves. The fair value of foreign currency exchange contracts and commodity contracts are determined using publicly quoted prices. Fair value is calculated using Level 2 inputs.
Debt – Debt is generally recorded in the financial statements at historical cost. The carrying value of debt provided under Global Credit Facilities approximates fair value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The carrying value of unsecured commercial paper approximates fair value due to its short maturity. Fair value is calculated using Level 2 inputs.
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 9). In accordance with ASC Topic 815, "Derivatives and Hedging," the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, Japanese yen and the Brazilian real. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies’ fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company utilizes commodity contracts to hedge portions of the cost of certain commodities consumed in the Company’s motorcycle production and distribution operations.
The Company’s foreign currency contracts and commodity contracts generally have maturities of less than one year.
The Company’s earnings are affected by changes in interest rates. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The fair value of HDFS' interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2012			2011
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$345,021	$169	$6,850	$306,450	$16,443	$1,852
Commodities contracts(c)	1,064	148	683	3,915	—	265
Interest rate swaps – unsecured commercial paper(c)	35,800	—	373	102,100	—	3,020
Total	$381,885	$317	$7,906	$412,465	$16,443	$5,137

	2012			2011
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$16,237	$—	$14	$—	$—	$—
	$16,237	$—	$14	$—	$—	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge

The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
Cash Flow Hedges	2012	2011	2010
Foreign currency contracts	$(344)	$(304)	$(6,896)
Commodities contracts	(427)	(558)	(1,164)
Interest rate swaps – unsecured commercial paper	(43)	(662)	(4,318)
Total	$(814)	$(1,524)	$(12,378)

	Amount of Gain/(Loss) Reclassified from AOCI into Income
Cash Flow Hedges	2012	2011	2010	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$18,586	$(24,746)	$(312)	$(5,731)
Commodities contracts(a)	(705)	(539)	(867)	(9)
Interest rate swaps – unsecured commercial paper(b)	(2,542)	(5,103)	(6,466)	(373)
Total	$15,339	$(30,388)	$(7,645)	$(6,113)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.
For the years ended December 31, 2012 and 2011, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses for the years ended December 31 related to derivative financial instruments designated as fair value hedges (in thousands):

	Amount of (Loss) Recognized in Income on Derivative
Fair Value Hedges	2012	2011	2010
Interest rate swaps – medium-term notes(a)	$—	$—	$(6,072)

(a)	Gain/(loss) recognized in income is included in financial services interest expense.

	Amount of Gain Recognized in Income on Hedged Debt
Fair Value Hedges	2012	2011	2010
Interest rate swaps – medium-term notes(a)	$—	$—	$6,072

(a)	Gain/(loss) recognized in income is included in financial services interest expense.
The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2012	2011	2010
Commodities contracts(a)	$(535)	$—	$—
Derivatives – securitization transactions(b)	—	—	(8)
Derivatives – conduit facility(b)	—	—	(6,343)
	$(535)	$—	$(6,351)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.

(b)	Gain/(loss) recognized in income is included in financial services revenue.
11.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2012
	AOCL beginning balance	Gross other comprehensive income (loss)	Tax benefit (expense)	Net other comprehensive income (loss)	AOCL ending balance
Foreign currency translation adjustment	$49,935	$2,212	$(812)	$1,400	$51,335
Unrealized gains (losses) on marketable securities	327	556	(206)	350	677
Derivative financial instruments	6,307	(16,153)	6,009	(10,144)	(3,837)
Pension and postretirement benefit plans	(533,302)	(194,649)	72,098	(122,551)	(655,853)
Accumulated other comprehensive loss	$(476,733)	$(208,034)	$77,089	$(130,945)	$(607,678)

	2011
	AOCL beginning balance	Gross other comprehensive income (loss)	Tax benefit (expense)	Net other comprehensive income (loss)	AOCL ending balance
Foreign currency translation adjustment	$55,551	$(6,251)	$635	$(5,616)	$49,935
Unrealized gains (losses) on marketable securities	(133)	731	(271)	460	327
Derivative financial instruments	(11,912)	28,864	(10,645)	18,219	6,307
Pension and postretirement benefit plans	(409,728)	(196,274)	72,700	(123,574)	(533,302)
Accumulated other comprehensive loss	$(366,222)	$(172,930)	$62,419	$(110,511)	$(476,733)

	2010
	AOCL beginning balance	Gross other comprehensive income (loss)	Tax benefit (expense)	Net other comprehensive income (loss)	Cumulative effect of accounting change (a)	AOCL ending balance
Foreign currency translation adjustment	$46,102	$10,577	$(1,128)	$9,449	$—	$55,551
Unrealized gains (losses) on marketable securities	—	(211)	78	(133)	—	(133)
Derivative financial instruments	(8,940)	(4,756)	1,784	(2,972)	—	(11,912)
Pension and postretirement benefit plans	(451,577)	66,469	(24,620)	41,849	—	(409,728)
Investment in retained securitization interests	(3,483)	—	—	—	3,483	—
Accumulated other comprehensive loss	$(417,898)	$72,079	$(23,886)	$48,193	$3,483	$(366,222)

(a) Net of tax of $1,959
12.    Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2012	2011
Unsecured commercial paper	$294,943	$838,486
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2012	2011
Unsecured commercial paper	$—	$35,800
Bank borrowings
Credit facilities	—	159,794
Secured debt
Asset-backed Canadian commercial paper conduit facility	175,658	—
Term asset-backed securitization debt	1,447,776	2,087,346
Unsecured notes
5.25% Medium-term notes due in 2012 ($400.0 million par value)	—	399,916
5.75% Medium-term notes due in 2014 ($500.0 million par value)	499,705	499,544
1.15% Medium-term notes due in 2015 ($600.0 million par value)	599,269	—
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,829	449,775
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,929	—
6.80% Medium-term notes due in 2018 ($933.5 million par value)	932,540	948,958
15.00% senior unsecured notes due in 2014 ($600.0 million par value)	303,000	303,000
Gross long-term debt	4,807,706	4,884,133
Less: current portion of long-term debt	(437,162)	(1,040,247)
Long-term debt	$4,370,544	$3,843,886
At December 31, 2012, unsecured commercial paper is classified as short-term debt. At December 31, 2011, the Company has classified $195.6 million related to its unsecured commercial paper and its Global Credit Facilities as long-term debt. This amount was excluded from short term debt as it was expected to be outstanding for an uninterrupted period extending beyond one year from the balance sheet date.
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 0.75% and 1.05% at December 31, 2012 and 2011, respectively. The December 31, 2012 and 2011 weighted-average interest rates include the impact of interest rate swap agreements.

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
On September 14, 2012, the Company amended and restated its revolving asset-backed U.S. Conduit which provides for a total aggregate commitment of $600.0 million. At December 31, 2012 and 2011, HDFS had no outstanding borrowings under the U.S. Conduit. Refer to Note 7 for further discussion on the U.S. Conduit.
In August 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle financial receivables for proceeds up to C$200 million. During 2012, HDFS transferred $230.0 million of Canadian retail motorcycle finance receivables for proceeds of $201.3 million. Approximately $37.7 million of the debt was classified as current at December 31, 2012. Refer to Note 7 for further discussion on the Canadian Conduit.
During 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. Additionally, during 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011, and November 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at December 31, 2012, the unaccreted premium associated with these notes was $1.2 million. During 2011, the Company issued $1.09 billion of secured notes through two term asset-backed securitization transactions. Approximately $399.5 million and $640.3 million of the obligations under the secured notes were classified as current at December 31, 2012 and 2011, respectively, based on the contractual maturities of the restricted finance receivables. The term-asset backed securitization transactions are further discussed in Note 7.
In January 2012, HDFS issued $400.0 million of medium-term notes which mature in March 2017 and have an annual interest rate of 2.70%. In September 2012, HDFS issued $600.0 million of medium-term notes which mature in September 2015 and have an annual interest rate of 1.15%. During 2011, HDFS issued $450.0 million of medium-term notes which mature in March 2016 and have an annual interest rate of 3.875%. All of HDFS’ medium-term notes (collectively, the Notes) provide for semi-annual interest payments and principal due at maturity.
During 2012 and 2011, HDFS repurchased an aggregate of $16.6 million and $49.9 million, respectively, of its $1.0 billion, 6.80% medium-term notes which mature in June 2018 As a result, HDFS recognized in financial services interest expense $4.3 million and $9.6 million of loss on extinguishment of debt, respectively, which included unamortized discounts and fees. During December 2012, the $400 million, 5.25% medium-term notes matured, and the principal and accrued interest were paid in full. Unamortized discounts on the Notes reduced the balance by $2.2 million and $1.9 million at December 31, 2012 and 2011, respectively.
In February 2009 the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The senior unsecured notes mature in February 2014 and have an annual interest rate of 15%. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. As a result of the transaction, the Company incurred a loss on debt extinguishment of $85.2 million which also included $1.4 million of capitalized debt issuance costs that were written-off. The Company used cash on hand for the repurchase and the repurchased notes were canceled.
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
At December 31, 2012 and 2011, HDFS and the Company remained in compliance with all of these covenants.
13.    Income Taxes
Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$191,006	$135,232	$138,221
State	4,221	12,177	6,919
Foreign	13,189	5,776	4,486
	208,416	153,185	149,626
Deferred:
Federal	121,934	104,723	(18,428)
State	7,697	(12,201)	(1,361)
Foreign	(460)	(1,121)	963
	129,171	91,401	(18,826)
Total	$337,587	$244,586	$130,800
The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Domestic	$946,592	$782,896	$377,416
Foreign	14,920	9,768	13,053
	$961,512	$792,664	$390,469
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2012	2011	2010
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	1.6	1.0
Domestic manufacturing deduction	(1.6)	(1.8)	(3.2)
Research and development credit	—	(0.6)	(1.0)
Unrecognized tax benefits including interest and penalties	0.1	(1.1)	(0.2)
Valuation allowance adjustments	(0.3)	(2.0)	0.7
Medicare Part D	—	—	3.4
Tax audit settlements	(0.1)	(1.1)	(0.4)
Investments in low-income housing partnerships	—	—	0.6
Adjustments for previously accrued taxes	(0.4)	0.3	(2.8)
Other	0.8	0.6	0.4
Provision for income taxes	35.1%	30.9%	33.5%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2012	2011
Deferred tax assets:
Accruals not yet tax deductible	$118,434	$123,514
Pension and postretirement benefit plan obligations	227,593	219,071
Stock compensation	28,001	32,486
Net operating loss carryforward	32,276	28,914
Valuation allowance	(16,314)	(14,914)
Other, net	45,053	49,253
	435,043	438,324
Deferred tax liabilities:
Depreciation, tax in excess of book	(117,743)	(77,787)
Other	(34,602)	(25,767)
	(152,345)	(103,554)
Total	$282,698	$334,770
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
At December 31, 2012, the Company had approximately $420.8 million state net operating loss carry-forwards expiring in 2031. At December 31, 2012 the Company also had Wisconsin research and development credit carryforwards of $15.3 million expiring in 2026. The Company had a deferred tax asset of $31.8 million as of December 31, 2012 for the benefit of these losses and credits. A valuation allowance of $15.8 million has been established against the deferred tax asset.
At December 31, 2012, the Company had $1.4 million federal capital loss carryforwards expiring in 2013. The Company had a deferred tax asset of $0.5 million as of December 31, 2012 for the benefit of this loss. A valuation allowance of $0.5 million has been established against the deferred tax asset.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2012	2011
Unrecognized tax benefits, beginning of period	$57,137	$69,805
Increase in unrecognized tax benefits for tax positions taken in a prior period	1,806	13,745
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(6,439)	(21,574)
Increase in unrecognized tax benefits for tax positions taken in the current period	3,737	3,036
Statute lapses	(415)	(2,249)
Settlements with taxing authorities	(7,074)	(5,626)
Unrecognized tax benefits, end of period	$48,752	$57,137
The amount of unrecognized tax benefits as of December 31, 2012 that, if recognized, would affect the effective tax rate was $35.5 million.
The total gross amount of income related to interest and penalties associated with unrecognized tax benefits recognized during 2012 in the Company’s Consolidated Statements of Operations was $3.0 million due to favorable settlements and statute lapses.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2012 in the Company’s Consolidated Balance Sheets was $20.6 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2013. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2009 or for United States federal income taxes before 2009.
14.    Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and several postretirement healthcare benefit plans, which cover employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. During 2012, the Company consolidated four qualified defined benefit pension plans into one qualified pension plan. The consolidation had no impact on participant benefits.
Pension benefits are based primarily on years of service and, for certain plans, levels of compensation. Employees are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company. Some of the plans require employee contributions to partially offset benefit costs.
Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2012 and 2011 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of period	$1,570,930	$1,390,374	$380,625	$378,341
Service cost	33,681	37,341	7,413	7,630
Interest cost	83,265	80,805	18,310	19,644
Actuarial losses (gains)	276,069	127,259	23,367	(1,364)
Plan participant contributions	1,459	3,441	1,561	1,527
Early Retirement Reinsurance Program Proceeds	—	—	—	2,249
Benefits paid, net of Medicare Part D subsidy	(93,829)	(68,525)	(28,049)	(27,402)
Net curtailments and settlements	—	235	—	—
Benefit obligation, end of period	1,871,575	1,570,930	403,227	380,625
Change in plan assets:
Fair value of plan assets, beginning of period	1,253,916	1,105,487	109,160	121,064
Actual return on plan assets	160,731	8,129	13,946	820
Company contributions	216,741	205,383	27,675	14,111
Plan participant contributions	1,459	3,441	1,561	1,527
Benefits paid	(93,829)	(68,524)	(29,236)	(28,362)
Fair value of plan assets, end of period	1,539,018	1,253,916	123,106	109,160
Funded status of the plans, December 31	$(332,557)	$(317,014)	$(280,121)	$(271,465)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (current liabilities)	$(2,263)	$(14,531)	$(2,059)	$(2,883)
Accrued benefit liability (long-term liabilities)	(330,294)	(302,483)	(278,062)	(268,582)
Net amount recognized	$(332,557)	$(317,014)	$(280,121)	$(271,465)

Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$33,681	$37,341	$42,889	$7,413	$7,630	$9,957
Interest cost	83,265	80,805	77,996	18,310	19,644	20,774
Expected return on plan assets	(117,110)	(106,612)	(97,376)	(9,423)	(9,386)	(9,781)
Amortization of unrecognized:
Prior service cost (credit)	2,958	2,981	4,383	(3,853)	(3,878)	(2,914)
Net loss	43,874	30,266	23,872	7,421	7,192	9,394
Net curtailment loss	—	236	15,508	—	—	11,643
Settlement loss	6,242	274	4,673	—	—	—
Net periodic benefit cost	$52,910	$45,291	$71,945	$19,868	$21,202	$39,073
The 2010 Restructuring Plan actions discussed in Note 5 resulted in the pension and postretirement healthcare plan net curtailment losses noted in the table above and were included in restructuring expense in the consolidated income statement.
Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2012 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$3,489	$(15,921)	$(12,432)
Net actuarial loss	577,140	91,145	668,285
	$580,629	$75,224	$655,853
Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2013 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$1,099	$(2,426)	$(1,327)
Net actuarial loss	36,900	5,382	42,282
	$37,999	$2,956	$40,955
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2012	2011	2010	2012	2011	2010
Assumptions for benefit obligations:
Discount rate	4.23%	5.30%	5.79%	3.93%	4.90%	5.28%
Rate of compensation	4.00%	3.49%	3.49%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	5.30%	5.79%	6.00%	4.90%	5.28%	5.65%
Expected return on plan assets	7.80%	8.00%	8.25%	8.00%	8.00%	8.25%
Rate of compensation increase	3.49%	3.49%	3.66%	n/a	n/a	n/a

Pension and SERPA Accumulated Benefit Obligation:
Each of the Company’s pension and SERPA plans has a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.73 billion and $1.46 billion as of December 31, 2012 and 2011, respectively.
The following table summarizes information related to Company pension plans with a PBO in excess of the fair value of plan assets at December 31 (in millions):

	2012	2011
Pension plans with PBOs in excess of fair value of plan assets:
PBO	$1,833.8	$1,530.0
Fair value of plan assets	$1,539.0	$1,253.9
Number of plans	1	4
The following table summarizes information related to Company pension plans with an ABO in excess of the fair value of plan assets at December 31 (in millions):

	2012	2011
Pension plans with ABOs in excess of fair value of plan assets:
ABO	$1,708.1	$1,436.8
Fair value of plan assets	$1,539.0	$1,253.9
Number of plans	1	4
The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $37.8 million and $20.1 million, respectively, as of December 31, 2012 and $41.0 million and $27.4 million, respectively, as of December 31, 2011.
Plan Assets:
The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was approximately 68% equities and 32% fixed-income. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and alternative investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 8.

The fair values of the Company’s pension plan assets as of December 31, 2012 are as follows (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$42,625	$—	$42,625	$—
Equity holdings:
U.S. companies	540,579	540,578	1	—
Foreign companies	85,415	85,415	—	—
Harley-Davidson common stock	62,189	62,189	—	—
Pooled equity funds	309,878	309,878	—	—
Limited partnership interests	35,954	—	—	35,954
Other	628	—	—	628
Total equity holdings	1,034,643	998,060	1	36,582
Fixed-income holdings:
U.S. Treasuries	55,014	55,014	—	—
Federal agencies	14,302	—	14,302	—
Corporate bonds	189,643	—	189,643	—
Pooled fixed income funds	165,192	48,528	116,664	—
Foreign bonds	29,149	—	29,149	—
Municipal bonds	8,450	—	8,450	—
Total fixed-income holdings	461,750	103,542	358,208	—
Total pension plan assets	$1,539,018	$1,101,602	$400,834	$36,582
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $62.2 million at December 31, 2012.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012 (in thousands):

	Total	Limited Partnership Interests	Other
Balance, beginning of period	$42,127	$40,016	$2,111
Actual return on plan assets:
Relating to assets still held at the reporting date	(820)	(930)	110
Purchases, sales and settlements	(4,725)	(3,132)	(1,593)
Balance, end of period	$36,582	$35,954	$628

The fair values of the Company’s postretirement healthcare plan assets, which did not contain any Level 3 assets, as of December 31, 2012, are as follows (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$5,522	$—	$5,522
Equity holdings:
U.S. companies	60,658	60,658	—
Foreign companies	13,625	13,625	—
Pooled equity funds	27,617	27,617	—
Total equity holdings	101,900	101,900	—
Fixed-income holdings:
U.S. Treasuries	5,370	5,370	—
Federal agencies	3,489	—	3,489
Corporate bonds	6,033	—	6,033
Foreign bonds	659	—	659
Municipal bonds	133	—	133
Total fixed-income holdings	15,684	5,370	10,314
Total postretirement healthcare plan assets	$123,106	$107,270	$15,836
The fair values of the Company’s pension plan assets as of December 31, 2011 are as follows (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$48,286	$—	$48,286	$—
Equity holdings:
U.S. companies	533,030	529,630	3,400	—
Foreign companies	55,555	55,555	—	—
Harley-Davidson common stock	49,505	49,505	—	—
Pooled equity funds	166,460	166,460	—	—
Limited partnership interests	40,016	—	—	40,016
Other	2,111	—	—	2,111
Total equity holdings	846,677	801,150	3,400	42,127
Fixed-income holdings:
U.S. Treasuries	50,715	50,715	—	—
Federal agencies	51,290	—	51,290	—
Corporate bonds	77,295	—	77,295	—
Pooled fixed income funds	172,968	172,968	—	—
Foreign bonds	6,312	—	6,312	—
Municipal bonds	373	—	373	—
Total fixed-income holdings	358,953	223,683	135,270	—
Total pension plan assets	$1,253,916	$1,024,833	$186,956	$42,127
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
No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2013.
For 2013, the Company’s overall expected long-term rate of return on assets is 7.75%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2012	2011
Healthcare cost trend rate for next year	7.5%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2012	$814	$(789)
Accumulated benefit obligation as of December 31, 2012	$14,879	$(13,948)
Future Contributions and Benefit Payments:
In January 2013, the Company voluntarily contributed $175.0 million to further fund its qualified pension plans. No additional pension plan contributions are required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans in 2013(1).
The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2013	$66,638	$2,262	$30,054	$1,418
2014	$67,587	$2,725	$30,449	$1,639
2015	$68,536	$1,611	$30,735	$1,851
2016	$70,042	$1,691	$30,247	$2,104
2017	$72,095	$2,113	$29,679	$2,301
2018-2022	$414,800	$12,346	$146,714	$15,240
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $15.3 million, $12.5 million and $12.6 million for Company contributions during 2012, 2011 and 2010, respectively.
15.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $13.5 million, $11.6 million and $11.0 million for 2012, 2011 and 2010, respectively.
Future minimum operating lease payments at December 31, 2011 were as follows (in thousands):

2013	$12,556
2014	8,211
2015	7,702
2016	6,423
2017	3,783
After 2017	14,269
Total operating lease payments	$52,944
16.    Commitments and Contingencies
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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.2 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
17.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 226.1 million and 230.5 million common shares outstanding as of December 31, 2012 and 2011, respectively.
During 2012, the Company repurchased 6.7 million shares of its common stock at a weighted-average price of $46. This includes shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2012
Board of Directors’ Authorization	2012	2011	2010
1997 Authorization	4.3	6.2	0.1	—
2007 Authorization	2.2	—	—	14.5
Total	6.5	6.2	0.1	14.5
1997 Authorization – The Company has an authorization from its Board of Directors (originally adopted December 1997) to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, plus (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. There were no shares available under this authorization at December 31, 2012.
2007 Authorization – In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. There are 14.5 million shares remaining under this authorization at December 31, 2012.
Preferred Stock:
The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding.
18.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its Shareholders in April 2009 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and, prior to 2010, generally vested ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. Beginning with awards granted in 2010, options and SARs granted under the Plan will vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs that were issued under the Plan prior to 2010 generally vested over periods ranging from 2 to 5 years with certain of the shares and RSUs subject to accelerated vesting should the Company meet certain performance conditions. Beginning with awards granted in 2010, shares of restricted stock and RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2012, there were 12.1 million shares of common stock available for future awards under the Plan.

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

Assumptions used in calculating the lattice-based fair value of options granted during 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Expected average term (in years)	6.3	6.5	6.9
Expected volatility	32% - 50%	39% - 52%	42% - 60%
Weighted average volatility	41%	43%	48%
Expected dividend yield	1.1%	1.0%	1.8%
Risk-free interest rate	0.1% - 2.1%	0.1% - 3.7%	0.1% - 3.7%
The following table summarizes the stock option transactions for the year ended December 31, 2012 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	6,311	$37
Options granted	480	$45
Options exercised	(1,666)	$28
Options forfeited	(665)	$52
Options outstanding, end of period	4,460	$38
Exercisable, end of period	3,065	$42
The weighted-average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $14, $15 and $8, respectively.
As of December 31, 2012, there was $2.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2012	2011	2010
Exercised	$34,443	$7,919	$12,710
Outstanding	$60,963	$55,701	$53,249
Exercisable	$35,873	$22,926	$8,545
The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 17.
Stock options outstanding at December 31, 2012 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	6.0	910	$13
$20.01 to $30	6.9	695	$23
$30.01 to $40	4.7	503	$39
$40.01 to $50	8.0	910	$43
$50.01 to $60	1.6	706	$52
$60.01 to $70	2.5	736	$65
Options outstanding	5.1	4,460	$38
Options exercisable	7.6	3,065	$42

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
The assumptions used to determine the fair value of the SAR awards at December 31, 2012 and 2011 were as follows:

	2012	2011
Expected average term (in years)	1.3 - 5.6	2.2 - 6.2
Expected volatility	31% - 45%	40% - 49%
Expected dividend yield	1.3%	1.0%
Risk-free interest rate	.1% - 1.8%	0.1% - 2.2%
The following table summarizes the SAR transactions for the year ended December 31, 2012 (in thousands except for per share amounts):

	SARs	Weighted- Average Price
Outstanding, beginning of period	273	$21
Granted	21	$45
Exercised	(40)	$22
Forfeited	(1)	$22
Outstanding, end of period	253	$23
Exercisable, end of period	160	$22
The weighted-average fair value of SARs granted during the years ended December 31, 2012, 2011 and 2010 was $14, $15 and $8, respectively.

Restricted (Nonvested) Stock:
The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted stock transactions for the year ended December 31, 2012 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	1,941	$26
Granted	521	$45
Vested	(687)	$32
Forfeited	(83)	$29
Nonvested, end of period	1,692	$29
As of December 31, 2012, there was $24.4 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units (RSUs)
Restricted stock units vest under the same terms and conditions as restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.

The fair value of RSUs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSU transactions for the year ended December 31, 2012 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	245	$47
Granted	80	$48
Vested	(81)	$46
Forfeited	(2)	$48
Nonvested, end of period	242	$47
19.    Earnings Per Share
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2012, 2011 and 2010.
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2012	2011	2010
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$623,925	$548,078	$259,669
Denominator:
Denominator for basic earnings per share-weighted-average common shares	227,119	232,889	233,312
Effect of dilutive securities – employee stock compensation plan	2,110	2,029	1,475
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	229,229	234,918	234,787
Earnings per common share from continuing operations:
Basic	$2.75	$2.35	$1.11
Diluted	$2.72	$2.33	$1.11
Options to purchase 2.1 million, 3.8 million and 4.2 million weighted-average shares of common stock outstanding during 2012, 2011 and 2010, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
20.    Business Segments and Geographic Information
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

Information by segment is set forth below for the years ended December 31 (in thousands):

	2012	2011	2010
Motorcycles net revenue	$4,942,582	$4,662,264	$4,176,627
Gross profit	1,720,188	1,555,976	1,427,403
Selling, administrative and engineering expense	976,224	926,808	885,137
Restructuring expense and other impairments	28,475	67,992	163,508
Operating income from Motorcycles	$715,489	$561,176	$378,758
Financial services revenue	$637,924	$649,449	$682,709
Financial services expense	353,237	380,658	500,836
Operating income from Financial Services	$284,687	$268,791	$181,873

Financial Services revenue includes $11.5 million, $10.5 million and $9.2 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2012, 2011 and 2010, respectively. This interest was paid on behalf of HDMC’s independent dealers as a way to enable dealers to manage seasonal increases in inventory. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Information by industry segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2012
Total assets	$2,751,018	$6,419,755	$9,170,773
Depreciation	$162,659	$6,319	$168,978
Capital expenditures	$180,416	$8,586	$189,002
2011
Total assets	$2,959,333	$6,714,831	$9,674,164
Depreciation	$173,959	$6,449	$180,408
Capital expenditures	$179,988	$9,047	$189,035
2010
Total assets	$2,701,965	$6,728,775	$9,430,740
Depreciation	$248,246	$6,925	$255,171
Capital expenditures	$167,730	$3,115	$170,845

Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2012	2011	2010
Revenue from Motorcycles(a):
United States	$3,363,640	$3,155,608	$2,818,032
Europe	710,861	781,432	699,492
Japan	244,907	229,427	234,247
Canada	186,550	154,314	157,606
Australia	186,674	141,392	136,172
Other foreign countries	249,950	200,091	131,078
	$4,942,582	$4,662,264	$4,176,627
Revenue from Financial Services(a):
United States	$607,909	$619,214	$652,849
Europe	5,483	4,471	3,497
Canada	24,532	25,764	26,363
	$637,924	$649,449	$682,709
Long-lived assets(b):
United States	$825,509	$822,089	$842,461
International	56,143	59,571	62,192
	$881,652	$881,660	$904,653

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.
21.    Related Party Transactions
The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded motorcycles and related products revenue and financial services revenue from Deeley Imports during 2012, 2011 and 2010 of $187.1 million, $155.2 million and $158.7 million, respectively, and had finance receivables balances due from Deeley Imports of $9.2 million, $14.5 million and $21.0 million at December 31, 2012, 2011 and 2010, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.
22.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,952,748	$—	$(10,166)	$4,942,582
Financial services	—	639,482	(1,558)	637,924
Total revenue	4,952,748	639,482	(11,724)	5,580,506
Costs and expenses:
Motorcycles and related products cost of goods sold	3,222,394	—	—	3,222,394
Financial services interest expense	—	195,990	—	195,990
Financial services provision for credit losses	—	22,239	—	22,239
Selling, administrative and engineering expense	977,782	145,174	(11,724)	1,111,232
Restructuring expense	28,475	—	—	28,475
Total costs and expenses	4,228,651	363,403	(11,724)	4,580,330
Operating income	724,097	276,079	—	1,000,176
Investment income	232,369	—	(225,000)	7,369
Interest expense	46,033	—	—	46,033
Income before provision for income taxes	910,433	276,079	(225,000)	961,512
Provision for income taxes	233,385	104,202	—	337,587
Income from continuing operations	677,048	171,877	(225,000)	623,925
Income from discontinued operations, net of tax	—	—	—	—
Net income	$677,048	$171,877	$(225,000)	$623,925

	Year Ended December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,671,942	$—	$(9,678)	$4,662,264
Financial services	—	649,474	(25)	649,449
Total revenue	4,671,942	649,474	(9,703)	5,311,713
Costs and expenses:
Motorcycles and related products cost of goods sold	3,106,288	—	—	3,106,288
Financial services interest expense	—	229,492	—	229,492
Financial services provision for credit losses	—	17,031	—	17,031
Selling, administrative and engineering expense	926,832	143,814	(9,703)	1,060,943
Restructuring expense	67,992	—	—	67,992
Total costs and expenses	4,101,112	390,337	(9,703)	4,481,746
Operating income	570,830	259,137	—	829,967
Investment income	132,963	—	(125,000)	7,963
Interest expense	45,266	—	—	45,266
Income before provision for income taxes	658,527	259,137	(125,000)	792,664
Provision for income taxes	150,756	93,830	—	244,586
Income from continuing operations	507,771	165,307	(125,000)	548,078
Income from discontinued operations, net of tax	51,036	—	—	51,036
Net income	$558,807	$165,307	$(125,000)	$599,114

	Year Ended December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,176,627	$—	$—	$4,176,627
Financial services	—	683,329	(620)	682,709
Total revenue	4,176,627	683,329	(620)	4,859,336
Costs and expenses:
Motorcycles and related products cost of goods sold	2,749,224	—	—	2,749,224
Financial services interest expense	—	272,484	—	272,484
Financial services provision for credit losses	—	93,118	—	93,118
Selling, administrative and engineering expense	881,888	139,103	(620)	1,020,371
Restructuring expense	163,508	—	—	163,508
Total costs and expenses	3,794,620	504,705	(620)	4,298,705
Operating income	382,007	178,624	—	560,631
Investment income	5,442	—	—	5,442
Interest expense	90,357	—	—	90,357
Loss on debt extinguishment	85,247	—	—	85,247
Income before provision for income taxes	211,845	178,624	—	390,469
Provision for income taxes	66,495	64,305	—	130,800
Income from continuing operations	145,350	114,319	—	259,669
Loss from discontinued operations, net of tax	(113,124)	—	—	(113,124)
Net income	$32,226	$114,319	$—	$146,545

	December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$727,716	$340,422	$—	$1,068,138
Marketable securities	135,634	—	—	135,634
Accounts receivable, net	781,642	—	(551,563)	230,079
Finance receivables, net	—	1,743,045	—	1,743,045
Inventories	393,524	—	—	393,524
Restricted cash	—	188,008	—	188,008
Deferred income taxes	84,486	26,367	—	110,853
Other current assets	146,419	31,242	3,994	181,655
Total current assets	2,269,421	2,329,084	(547,569)	4,050,936
Finance receivables, net	—	4,038,807	—	4,038,807
Property, plant and equipment, net	783,068	32,396	—	815,464
Goodwill	29,530	—	—	29,530
Deferred income taxes	175,839	—	(3,994)	171,845
Other long-term assets	116,925	19,468	(72,202)	64,191
	$3,374,783	$6,419,755	$(623,765)	$9,170,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,064	$587,885	$(551,563)	$257,386
Accrued liabilities	439,144	74,447	—	513,591
Short-term debt	—	294,943	—	294,943
Current portion of long-term debt	—	437,162	—	437,162
Total current liabilities	660,208	1,394,437	(551,563)	1,503,082
Long-term debt	303,000	4,067,544	—	4,370,544
Pension liability	330,294	—	—	330,294
Postretirement healthcare liability	278,062	—	—	278,062
Other long-term liabilities	114,476	16,691	—	131,167
Commitments and contingencies (Note 16)
Total shareholders’ equity	1,688,743	941,083	(72,202)	2,557,624
	$3,374,783	$6,419,755	$(623,765)	$9,170,773

	December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$943,330	$583,620	$—	$1,526,950
Marketable securities	153,380	—	—	153,380
Accounts receivable, net	393,615	—	(174,576)	219,039
Finance receivables, net	—	1,760,467	—	1,760,467
Inventories	418,006	—	—	418,006
Restricted cash	—	229,655	—	229,655
Deferred income taxes	96,120	36,211	—	132,331
Other current assets	71,303	31,075	—	102,378
Total current assets	2,075,754	2,641,028	(174,576)	4,542,206
Finance receivables, net	—	4,026,214	—	4,026,214
Property, plant and equipment, net	779,330	30,129	—	809,459
Goodwill	29,081	—	—	29,081
Deferred income taxes	203,605	2,538	(3,704)	202,439
Other long-term assets	118,774	14,922	(68,931)	64,765
	$3,206,544	$6,714,831	$(247,211)	$9,674,164
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	220,957	209,332	(174,576)	255,713
Accrued liabilities	482,838	85,038	(3,704)	564,172
Short-term debt	—	838,486	—	838,486
Current portion of long-term debt	—	1,040,247		1,040,247
Total current liabilities	703,795	2,173,103	(178,280)	2,698,618
Long-term debt	303,000	3,540,886	—	3,843,886
Pension liability	302,483	—	—	302,483
Postretirement healthcare liability	268,582	—	—	268,582
Other long-term liabilities	126,036	14,303	—	140,339
Commitments and contingencies (Note 16)
Total shareholders’ equity	1,502,648	986,539	(68,931)	2,420,256
	3,206,544	6,714,831	(247,211)	9,674,164

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$677,048	$171,877	$(225,000)	$623,925
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	162,659	6,319	—	168,978
Amortization of deferred loan origination costs	—	78,592	—	78,592
Amortization of financing origination fees	473	9,496	—	9,969
Provision for employee long-term benefits	67,612	3,735	—	71,347
Contributions to pension and postretirement plans	(244,416)	—	—	(244,416)
Stock compensation expense	37,544	3,271	—	40,815
Net change in wholesale finance receivables	—	—	2,513	2,513
Provision for credit losses	—	22,239	—	22,239
Loss on debt extinguishment	—	4,323	—	4,323
Pension and postretirement healthcare plan curtailment and settlement expense	6,242	—	—	6,242
Deferred income taxes	117,772	10,680	—	128,452
Foreign currency adjustments	9,773	—	—	9,773
Other, net	(2,290)	(4,926)	—	(7,216)
Change in current assets and current liabilities:
Accounts receivable	9,323	—	(23,013)	(13,690)
Finance receivables—accrued interest and other	—	(4)	—	(4)
Inventories	21,459	—	—	21,459
Accounts payable and accrued liabilities	(6,368)	(27,443)	23,013	(10,798)
Restructuring reserves	(16,087)	—	—	(16,087)
Derivative instruments	2,906	(148)	—	2,758
Prepaid and other	(95,162)	(2,554)	—	(97,716)
Total adjustments	71,440	103,580	2,513	177,533
Net cash provided by operating activities of continuing operations	748,488	275,457	(222,487)	801,458

Cash flows from investing activities of continuing operations:
Capital expenditures	(180,416)	(8,586)	—	(189,002)
Origination of finance receivables	—	(6,544,828)	3,686,127	(2,858,701)
Collections of finance receivables	—	6,456,729	(3,688,640)	2,768,089
Purchases of marketable securities	(4,993)	—	—	(4,993)
Sales and redemptions of marketable securities	23,296	—	—	23,296
Net cash (used by) provided by investing activities of continuing operations	(162,113)	(96,685)	(2,513)	(261,311)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	993,737	—	993,737
Repayments of medium-term notes	—	(420,870)	—	(420,870)
Intercompany borrowing activity	(400,000)	400,000	—	—
Proceeds from securitization debt	—	763,895	—	763,895
Repayments of securitization debt	—	(1,405,599)	—	(1,405,599)
Borrowings of asset-backed commercial paper	—	200,417	—	200,417
Repayments of asset-backed commercial paper	—	(24,301)	—	(24,301)
Net (decrease) increase in credit facilities and unsecured commercial paper	—	(744,724)	—	(744,724)
Net change in restricted cash	—	41,647	—	41,647
Dividends	(141,681)	(225,000)	225,000	(141,681)
Purchase of common stock for treasury	(311,632)	—	—	(311,632)
Excess tax benefits from share-based payments	13,065	—	—	13,065
Issuance of common stock under employee stock option plans	45,973	—	—	45,973

Net cash used by financing activities of continuing operations	(794,275)	(420,798)	225,000	(990,073)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(7,714)	(1,172)	—	(8,886)
Net (decrease) increase in cash and cash equivalents of continuing operations	(215,614)	(243,198)	—	(458,812)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—
	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$(215,614)	$(243,198)	$—	$(458,812)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$943,330	$583,620	$—	$1,526,950
Cash and cash equivalents of discontinued operations—beginning of period	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(215,614)	(243,198)	—	(458,812)
Less: Cash and cash equivalents of discontinued operations—end of period	—	—	—	—
Cash and cash equivalents—end of period	$727,716	$340,422	$—	$1,068,138

	Year Ended December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$558,807	$165,307	$(125,000)	$599,114
Income from discontinued operations	51,036	—	—	51,036
Income from continuing operations	507,771	165,307	(125,000)	548,078
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	173,959	6,449	—	180,408
Amortization of deferred loan origination costs	—	78,695	—	78,695
Amortization of financing origination fees	473	10,317	—	10,790
Provision for employee long-term benefits	55,942	3,499	—	59,441
Contributions to pension and postretirement plans	(219,695)	—	—	(219,695)
Stock compensation expense	35,404	2,788	—	38,192
Net change in wholesale finance receivables	—	—	(2,335)	(2,335)
Provision for credit losses	—	17,031	—	17,031
Loss on debt extinguishment	—	9,608	—	9,608
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Deferred income taxes	71,555	16,318	—	87,873
Foreign currency adjustments	10,678	—	—	10,678
Other, net	(16,650)	843	—	(15,807)
Change in current assets and current liabilities:
Accounts receivable	60,403	—	(17,353)	43,050
Finance receivables – accrued interest and other	—	5,027	—	5,027
Inventories	(94,957)	—	—	(94,957)
Accounts payable and accrued liabilities	81,670	(25,989)	64,610	120,291
Restructuring reserves	8,072	—	—	8,072
Derivative instruments	(2,519)	31	—	(2,488)
Prepaid and other	1,154	49,524	(47,575)	3,103
Total adjustments	165,725	174,141	(2,653)	337,213
Net cash provided by operating activities of continuing operations	673,496	339,448	(127,653)	885,291
Cash flows from investing activities of continuing operations:
Capital expenditures	(179,988)	(9,047)	—	(189,035)
Origination of finance receivables	—	(6,056,242)	3,434,218	(2,622,024)
Collections of finance receivables	—	6,191,932	(3,431,883)	2,760,049
Purchases of marketable securities	(142,653)	—	—	(142,653)

Sales and redemptions of marketable securities	130,121	—	—	130,121
Net cash (used by) provided by investing activities of continuing operations	(192,520)	126,643	2,335	(63,542)
Cash flows from financing activities of continuing operations:
Proceeds from issuance medium-term notes	—	447,076	—	447,076
Repayments of medium-term notes	—	(59,211)	—	(59,211)
Proceeds from securitization debt	—	1,082,599	—	1,082,599
Repayments of securitization debt	—	(1,754,568)	—	(1,754,568)
Net increase in credit facilities and unsecured commercial paper	—	237,827	—	237,827
Repayments of asset-backed commercial paper	—	(483)	—	(483)
Net change in restricted cash	—	59,232	—	59,232
Dividends paid	(111,011)	(125,000)	125,000	(111,011)
Purchase of common stock for treasury, net of issuances	(224,548)	—	—	(224,548)
Excess tax benefits from share based payments	6,303	—	—	6,303
Issuance of common stock under employee stock option plans	7,840	—	—	7,840
Net cash used by financing activities of continuing operations	(321,416)	(112,528)	125,000	(308,944)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(8,021)	(85)	318	(7,788)
Net decrease in cash and cash equivalents of continuing operations	151,539	353,478	—	505,017
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—
	—	—	—	—
Net increase in cash and cash equivalents	$151,539	$353,478	$—	$505,017
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$791,791	$230,142	$—	$1,021,933
Cash and cash equivalents of discontinued operations – beginning of period	—	—	—	—
Net decrease in cash and cash equivalents	151,539	353,478	—	505,017
Less: Cash and cash equivalents of discontinued operations – end of period	—	—	—	—
Cash and cash equivalents – end of period	$943,330	$583,620	$—	$1,526,950

	Year ended December 31, 2010
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$32,226	$114,319	$—	$146,545
Loss from discontinued operations	(113,124)	—	—	(113,124)
Income from continuing operations	145,350	114,319	—	259,669
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	248,246	6,925	—	255,171
Amortization of deferred loan origination costs	—	87,223	—	87,223
Amortization of financing origination fees	878	18,740	—	19,618
Provision for employee long-term benefits	78,812	818	—	79,630
Contributions to pension and postretirement plans	(39,391)	—	—	(39,391)
Stock compensation expense	28,105	2,326	—	30,431
Net change in wholesale finance receivables	—	—	81,527	81,527
Provision for credit losses	—	93,118	—	93,118
Loss on debt extinguishment	85,247	—	—	85,247
Pension and postretirement healthcare plan curtailment and settlement expense	31,824	—	—	31,824
Deferred income taxes	(16,774)	(817)	—	(17,591)
Foreign currency adjustments	(21,480)	—	—	(21,480)
Other, net	13,178	(1,268)	—	11,910
Change in current assets and current liabilities:
Accounts receivable	(101,462)	—	104,367	2,905
Finance receivables – accrued interest and other	—	10,083	—	10,083
Inventories	2,516	—	—	2,516
Accounts payable and accrued liabilities	196,155	170,832	(151,974)	215,013
Restructuring reserves	(32,258)	(219)	—	(32,477)
Derivative instruments	(813)	6,152	—	5,339
Prepaid and other	3,888	(48,330)	47,575	3,133
Total adjustments	476,671	345,583	81,495	903,749
Net cash provided by operating activities of continuing operations	622,021	459,902	81,495	1,163,418
Cash flows from investing activities of continuing operations:
Capital expenditures	(167,730)	(3,115)	—	(170,845)
Origination of finance receivables	—	(5,319,738)	3,067,206	(2,252,532)
Collections of finance receivables	—	5,817,695	(3,148,733)	2,668,962
Purchases of marketable securities	(184,365)	—	—	(184,365)
Sales and redemptions of marketable securities	84,217	—	—	84,217
Net cash (used by) provided by investing activities of continuing operations	(267,878)	494,842	(81,527)	145,437
Cash flows from financing activities of continuing operations:
Repayment of medium-term notes	—	(200,000)	—	(200,000)
Repayment of senior unsecured notes	(380,757)	—	—	(380,757)
Proceeds from securitization debt	—	598,187	—	598,187
Repayments of securitization debt	—	(1,896,665)	—	(1,896,665)
Net (decrease)/increase in credit facilities and unsecured commercial paper	(178,292)	208,867	—	30,575
Repayments of asset-backed commercial paper	—	(845)	—	(845)
Net change in restricted cash	—	77,654	—	77,654
Dividends paid	(94,145)	—	—	(94,145)
Purchase of common stock for treasury, net of issuances	(1,706)	—	—	(1,706)

Excess tax benefits from share based payments	3,767	—	—	3,767
Issuance of common stock under employee stock option plans	7,845	—	—	7,845
Net cash used by financing activities of continuing operations	(643,288)	(1,212,802)	—	(1,856,090)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	5,279	(371)	32	4,940
Net decrease in cash and cash equivalents of continuing operations	(283,866)	(258,429)	—	(542,295)
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	(71,073)	—	—	(71,073)
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(1,195)	—	—	(1,195)
	(72,268)	—	—	(72,268)
Net decrease in cash and cash equivalents	$(356,134)	$(258,429)	$—	$(614,563)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$1,141,862	$488,571	$—	$1,630,433
Cash and cash equivalents of discontinued operations – beginning of period	6,063	—	—	6,063
Net decrease in cash and cash equivalents	(356,134)	(258,429)	—	(614,563)
Less: Cash and cash equivalents of discontinued operations – end of period	—	—	—	—
Cash and cash equivalents – end of period	$791,791	$230,142	$—	$1,021,933

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 1, 2012	Mar 27, 2011	July 1, 2012	June 26, 2011	Sep 30, 2012	Sep 25, 2011	Dec 31, 2012	Dec 31, 2011
Motorcycles:
Revenue	$1,273.4	$1,063.0	$1,569.0	$1,339.7	$1,089.3	$1,232.7	$1,010.9	$1,026.8
Operating income(a)	$208.1	$125.1	$309.6	$219.8	$144.8	$180.7	$53.1	$35.6
Financial Services:
Revenue	$156.3	$161.9	$160.6	$165.9	$161.0	$164.6	$160.0	$157.2
Operating income	$67.4	$67.9	$82.0	$82.1	$72.4	$62.0	$63.0	$56.8
Consolidated:
Income before taxes	$265.9	$182.9	$382.1	$292.3	$207.1	$233.9	$106.4	$83.6
Income from continuing operations	$172.0	$119.3	$247.3	$190.6	$134.0	$183.6	$70.6	$54.6
Income from discontinued operations(b)	$—	$—	$—	$—	$—	$—	$—	$51.0
Net income	$172.0	$119.3	$247.3	$190.6	$134.0	$183.6	$70.6	$105.6
Earnings per common share from continuing operations:
Basic	$0.75	$0.51	$1.08	$0.81	$0.59	$0.79	$0.31	$0.24
Diluted	$0.74	$0.51	$1.07	$0.81	$0.59	$0.78	$0.31	$0.24
Earnings per common share from discontinued operations:
Basic	$—	$—	$—	$—	$—	$—	$—	$0.22
Diluted	$—	$—	$—	$—	$—	$—	$—	$0.22
Earnings per common share:
Basic	$0.75	$0.51	$1.08	$0.81	$0.59	$0.79	$0.31	$0.46
Diluted	$0.74	$0.51	$1.07	$0.81	$0.59	$0.78	$0.31	$0.46

(a)	Operating income for the Motorcycles segment includes restructuring expense as discussed in Note 4 for the following periods (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 1, 2012	Mar 27, 2011	July 1, 2012	June 26, 2011	Sep 30, 2012	Sep 25, 2011	Dec 31, 2012	Dec 31, 2011
Restructuring expense	$11.5	$23.0	$6.2	$13.6	$9.2	$12.4	$1.6	$19.0

(b)	Income from discontinued operations for the quarter ended December 31, 2011 includes a $51.0 million income tax benefit as discussed in Note 3.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chairman, President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed on or about March 15, 2013 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our executive officers for SEC purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.
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

Item 11.    Executive Compensation
The information to be included in the Proxy Statement under the captions “Executive Compensation” and “Human Resources Committee Report on Executive Compensation” is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information to be included in the Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” is incorporated by reference herein.
The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2012:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	4,460,242	$38.37	12,114,072
Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	—	$—	205,905
	—	$—	329,393
Total all plans	4,460,242	$38.37	12,566,953

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
The Director Compensation Policy provides non-employee Directors with compensation that includes an annual retainer as well as a grant of share units. The payment of share units is deferred until a director ceases to serve as a director and the share units are payable at that time in actual shares of Common Stock. The Director Compensation Policy also provides that a non-employee Director may elect to receive 50% or 100% of the annual retainer to be paid in each calendar year in the form of Common Stock based upon the fair market value of the Common Stock at the time of the annual meeting of shareholders. Each Director must receive a minimum of one-half of his or her annual retainer in Common Stock until the Director reaches the Director stock ownership guidelines defined below.
In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were most recently revised in September 2012. The Ownership Guidelines stipulate that all Directors hold 15,000 shares of Common Stock and senior executives hold from 15,000 to 200,000 shares of the Common Stock depending on their level. The Directors and senior executives have five years from the date they are elected a Director or promoted to a senior executive to accumulate the appropriate number of shares of the Common Stock. Restricted stock, restricted stock units, shares held in 401(k) accounts, vested unexercised stock options and stock appreciation rights, and shares of common stock held directly count toward satisfying the guidelines.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information to be included in the Proxy Statement under the caption “Certain Transactions” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
The information to be included in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm – Fees Paid to Ernst & Young LLP” is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 118 through 121 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Accounts receivable – allowance for doubtful accounts
Balance at beginning of period	$4,952	$10,357	$11,409
Provision charged to expense	424	1,408	3,216
Reserve adjustments	(401)	(6,633)	(3,837)
Write-offs, net of recoveries	(21)	(180)	(431)
Balance at end of period	$4,954	$4,952	$10,357
Finance receivables – allowance for credit losses
Balance at beginning of period	$125,449	$173,589	$150,082
Allowance related to newly consolidated finance receivables(a)	—	—	49,424
Provision for credit losses	22,239	17,031	93,118
Charge-offs, net of recoveries	(40,021)	(65,171)	(119,035)
Balance, end of period	$107,667	$125,449	$173,589
Inventories – allowance for obsolescence(b)
Balance at beginning of period	$23,204	$34,180	$34,745
Provision charged to expense	9,489	4,885	17,142
Reserve adjustments	(696)	(466)	636
Write-offs, net of recoveries	(9,061)	(15,395)	(18,343)
Balance at end of period	$22,936	$23,204	$34,180
Deferred tax assets – valuation allowance
Balance at beginning of period	$14,914	$27,048	$22,170
Adjustments	1,400	(12,134)	4,878
Balance at end of period	$16,314	$14,914	$27,048

(a)
As part of the required consolidation of formerly off-balance sheet securitization trusts, the Company consolidated a $49.4 million allowance for credit losses related to the newly consolidated finance receivables.

(b)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

HARLEY-DAVIDSON, INC.

By:	/S/ Keith E. Wandell
Keith E. Wandell
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

Name	Title

/S/ Keith E. Wandell	Chairman, President and Chief Executive Officer
Keith E. Wandell	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ R. John Anderson	Director
R. John Anderson

/S/ Richard I. Beattie	Presiding Director
Richard I. Beattie

/S/ Martha F. Brooks	Director
Martha F. Brooks

/S/ Michael J. Cave	Director
Michael J. Cave

/S/ George H. Conrades	Director
George H. Conrades

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
3.1	Restated Articles of Incorporation as September 8, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2011 (File No. 1-9183))
3.2	Harley-Davidson, Inc. By-Laws, as amended through December 4, 2012
4.1
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2
4-Year Credit Agreement, dated as of April 28, 2011, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-9183))

4.3
Amendment No. 1, dated as of April 13, 2012, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 4-Year Credit Agreement dated as of April 28, 2011 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

4.4
5-Year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

4.5
Amendment No. 1 to Loan and Servicing Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions parties thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.6
Amendment No. 2 to Loan and Servicing Agreement dated as of July 27, 2010 by and among certain subsidiaries of the Company, various institutions parties thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, Program Agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 (File No. 1-9183))

4.7
Amended and Restated Receivables Sale Agreement, dated as of April 30, 2009, by and between certain subsidiaries of the Company (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 30, 2009, as amended on August 17, 2009 (File No. 1-9183))

4.8
Letter Agreement dated as of April 29, 2010 by and among certain subsidiaries of the Company, various institutions party thereto as lenders and agents and JPMorgan Chase Bank, N.A. as, among other things, and Administrative Agent, relating to Amendment No. 1 to Loan and Servicing Agreement (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 29, 2010 (File No. 1-9183))

4.9
Trust Agreement dated as of April 15, 2009 between Harley-Davidson Customer Funding Corp. (“HDCFC”) and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

4.10
Indenture dated as of May 1, 2009 between the Harley-Davidson Motorcycle Trust 2009-1 (the “Trust”) and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009 (File No. 1-9183))

4.11
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

Instruments relating to the Company’s conduit facilities described in this report need not be filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
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
10.3
2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.4*
Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.5*
Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.6*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended and restated effective April 24, 2010 (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.7*
Director Compensation Policy effective April 28, 2012 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

10.8*
Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.9*
Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.10*
Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.11*
Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))

10.12*
Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.13*
Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009, together with amendments adopted through May 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.14*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.15*
Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

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
10.29*
Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.30*
Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008 between the Registrant and Mr. Richer (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.31*
Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Jones, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.32*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.33*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.34*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Wandell, Levatich, Olin, Jones and Hund (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-9183))

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2012, filed on February 22, 2013 formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders' Equity; and (vi) the Notes to Consolidated Financial Statements.

Instruments relating to the Company’s conduit facilities described in this report need not be filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.