Form 10-Q
period 2013-03-31
HARLEY DAVIDSON INC
filed 2013-05-09
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 3, 2013: 224,138,816 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
Revenue:
Motorcycles and related products	$1,414,248	$1,273,369
Financial services	156,965	156,322
Total revenue	1,571,213	1,429,691
Costs and expenses:
Motorcycles and related products cost of goods sold	894,806	816,859
Financial services interest expense	40,554	51,256
Financial services provision for credit losses	13,110	9,014
Selling, administrative and engineering expense	271,499	265,653
Restructuring expense	2,938	11,451
Total costs and expenses	1,222,907	1,154,233
Operating income	348,306	275,458
Investment income	1,615	1,933
Interest expense	11,391	11,495
Income before provision for income taxes	338,530	265,896
Provision for income taxes	114,401	93,861
Net income	$224,129	$172,035
Earnings per common share:
Basic	$1.00	$0.75
Diluted	$0.99	$0.74
Cash dividends per common share	$0.210	$0.155
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
Net Income	$224,129	$172,035
Other comprehensive income, net of tax
Foreign currency translation adjustments	(10,570)	4,661
Derivative financial instruments	10,601	(4,826)
Marketable securities	(244)	1,013
Pension and postretirement benefit plans	10,239	7,933
Total other comprehensive income, net of tax	10,026	8,781
Comprehensive income	234,155	180,816
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2013	December 31, 2012	April 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,018,759	$1,068,138	$1,276,337
Marketable securities	135,246	135,634	134,946
Accounts receivable, net	259,673	230,079	264,272
Finance receivables, net	2,074,036	1,743,045	1,885,489
Inventories	416,050	393,524	467,941
Restricted cash	197,025	188,008	246,995
Other current assets	232,190	292,508	237,550
Total current assets	4,332,979	4,050,936	4,513,530
Finance receivables, net	3,959,903	4,038,807	3,991,914
Property, plant and equipment, net	790,245	815,464	791,064
Goodwill	28,861	29,530	29,740
Other long-term assets	223,133	236,036	279,099
	$9,335,121	$9,170,773	$9,605,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,018	$257,386	$355,902
Accrued liabilities	464,317	513,591	577,619
Short-term debt	687,705	294,943	629,143
Current portion of long-term debt	715,143	437,162	1,020,563
Total current liabilities	2,227,183	1,503,082	2,583,227
Long-term debt	3,892,469	4,370,544	3,918,384
Pension liability	152,132	330,294	118,212
Postretirement healthcare liability	274,597	278,062	265,871
Other long-term liabilities	131,692	131,167	144,994
Commitments and contingencies (Note 16)
Total shareholders’ equity	2,657,048	2,557,624	2,574,659
	$9,335,121	$9,170,773	$9,605,347

	(Unaudited)		(Unaudited)
	March 31, 2013	December 31, 2012	April 1, 2012
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$432,079	$470,134	$546,350
Other assets	$5,229	$5,288	$5,932
Non-current finance receivables, net	$1,402,541	$1,631,435	$1,971,878
Restricted cash	$185,657	$176,290	$246,995
Current portion of long-term debt	$375,835	$399,477	$620,624
Long-term debt	$892,737	$1,048,299	$1,133,696
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
Net cash used by operating activities (Note 3)	$(108,489)	$(73,616)
Cash flows from investing activities:
Capital expenditures	(22,261)	(24,680)
Origination of finance receivables	(622,373)	(645,247)
Collections on finance receivables	665,520	681,904
Sales and redemptions of marketable securities	—	20,042
Other	6,656	—
Net cash provided by investing activities	27,542	32,019
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	397,377
Repayments of securitization debt	(178,923)	(333,026)
Net increase (decrease) in credit facilities and unsecured commercial paper	392,564	(224,508)
Net borrowings of asset-backed commercial paper	(17,063)	—
Net change in restricted cash	(9,017)	(17,340)
Dividends paid	(47,308)	(35,943)
Purchase of common stock for treasury	(126,411)	(20,745)
Excess tax benefits from share-based payments	14,468	7,962
Issuance of common stock under employee stock option plans	13,887	16,281
Net cash provided (used) by financing activities	42,197	(209,942)
Effect of exchange rate changes on cash and cash equivalents	(10,629)	926
Net decrease in cash and cash equivalents	$(49,379)	$(250,613)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,068,138	$1,526,950
Net decrease in cash and cash equivalents	(49,379)	(250,613)
Cash and cash equivalents—end of period	$1,018,759	$1,276,337
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of March 31, 2013 and April 1, 2012, the condensed consolidated statements of operations for the three month periods then ended, the condensed consolidated statements of comprehensive income for the three month periods then ended and the condensed consolidated statements of cash flows for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services).
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU No. 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU No. 2013-02 effective on January 1, 2013. The required new disclosures are presented in Note 10.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012	April 1, 2012
Available-for-sale:
Corporate bonds	$135,246	$135,634	$134,946
	$135,246	$135,634	$134,946
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2013 and 2012, the Company recognized gross unrealized losses and gains in other comprehensive income of $0.4 million and $1.6 million, respectively, or $0.2 million and $1.0 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 1 to 38 months.
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012	April 1, 2012
Components at the lower of FIFO cost or market
Raw materials and work in process	$121,481	$111,335	$113,127
Motorcycle finished goods	203,275	205,660	252,979
Parts and accessories and general merchandise	137,184	122,418	145,362
Inventory at lower of FIFO cost or market	461,940	439,413	511,468
Excess of FIFO over LIFO cost	(45,890)	(45,889)	(43,527)
	$416,050	$393,524	$467,941

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$224,129	$172,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,850	43,203
Amortization of deferred loan origination costs	19,753	18,547
Amortization of financing origination fees	2,204	2,743
Provision for employee long-term benefits	16,684	17,293
Contributions to pension and postretirement plans	(182,047)	(206,832)
Stock compensation expense	11,096	11,744
Net change in wholesale finance receivables related to sales	(336,927)	(151,046)
Provision for credit losses	13,110	9,014
Foreign currency adjustments	9,846	(2,911)
Other, net	(1,805)	1,505
Changes in current assets and liabilities:
Accounts receivable, net	(36,165)	(43,745)
Finance receivables—accrued interest and other	1,246	3,299
Inventories	(28,613)	(47,168)
Accounts payable and accrued liabilities	79,861	117,460
Restructuring reserves	(12,388)	1,296
Derivative instruments	(342)	(486)
Other	69,019	(19,567)
Total adjustments	(332,618)	(245,651)
Net cash provided by operating activities	$(108,489)	$(73,616)

4. Restructuring Expense
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
Under the 2011 New Castalloy Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur approximately $31 million in restructuring charges related to the transition through 2013. Approximately 35% of the $31 million will be non-cash charges. On a cumulative basis, the Company has incurred $25.2 million of restructuring expense under the 2011 New Castalloy Restructuring Plan as of March 31, 2013, of which $3.0 million was incurred during the three months ended March 31, 2013.
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

The actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan) result in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the previous contract. The Company expects all actions related to the 2011 Kansas City Restructuring Plan to be completed by the end of 2013.
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $6.9 million of restructuring expense under the 2011 Kansas City Restructuring Plan as of March 31, 2013 of which approximately 10% is non-cash.

The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Three months ended March 31, 2013
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$2,259	$—	$2,259	$9,306	$—	$145	$9,451	$11,710
Restructuring expense	—	—	—	474	2,092	444	3,010	3,010
Utilized—cash	—	—	—	(1,416)	—	(456)	(1,872)	(1,872)
Utilized—non-cash	(790)	—	(790)	—	(2,092)	—	(2,092)	(2,882)
Balance, end of period	$1,469	$—	$1,469	$8,364	$—	$133	$8,497	$9,966

	Three months ended April 1, 2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	542	—	542	571	2,099	349	3,019	3,561
Utilized—cash	—	—	—	(156)	—	(361)	(517)	(517)
Utilized—non-cash	—	—	—	—	(2,099)	—	(2,099)	(2,099)
Balance, end of period	$4,665	$—	$4,665	$8,843	$—	$293	$9,136	$13,801
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
The actions to implement the new ratified labor agreements (2010 Restructuring Plan) result in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would have been required under the previous contracts and approximately 75 fewer full-time hourly unionized employees in its Tomahawk, Wisconsin facility than would have been required under the previous contract. The Company expects all actions related to the 2010 Restructuring Plan to be completed by the end of 2013.
Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $59.7 million of restructuring expense under the 2010 Restructuring Plan as of March 31, 2013, of which approximately 45% is non-cash.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Three months ended March 31, 2013	Three months ended April 1, 2012
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Balance, beginning of period	$10,156	$20,361
Restructuring expense	—	1,886
Utilized—cash	(9,607)	(26)
Balance, end of period	$549	$22,221
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) that were expected to be completed at various dates between 2009 and 2012. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s announced actions include the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 Restructuring Plan results in a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. The Company expects all actions related to the 2009 Restructuring Plan to be completed by the end of 2013.
Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $397 million, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $395.3 million of restructuring and impairment expense under the 2009 Restructuring Plan as of March 31, 2013.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities (in thousands):

	Three months ended March 31, 2013
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$5,196	$—	$161	$5,357
Restructuring expense	—	—	638	638
Utilized—cash	(808)	—	(623)	(1,431)
Utilized—non-cash	—	—	—	—
Non-cash reserve release	(710)	—	—	(710)
Balance, end of period	$3,678	$—	$176	$3,854

	Three months ended April 1, 2012
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	323	—	5,681	6,004
Utilized—cash	(1,846)	—	(5,669)	(7,515)
Utilized—non-cash	—	—	—	—
Balance, end of period	$8,566	$—	$12	$8,578
Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the first three months of 2013, the Company released a portion of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred.
5. Finance Receivables
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

Finance receivables, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012	April 1, 2012
Retail	$4,981,488	$5,073,115	$5,043,584
Wholesale	1,159,243	816,404	956,322
	6,140,731	5,889,519	5,999,906
Allowance for credit losses	(106,792)	(107,667)	(122,503)
	$6,033,939	$5,781,852	$5,877,403
A provision for credit losses on finance receivables is charged or credited to earnings in amounts that the Company believes are sufficient to maintain the allowance for credit losses at a level that is adequate to cover losses of principal inherent in the existing portfolio. The allowance for credit losses represents management’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date. However, due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company could differ from the amounts estimated.

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 31, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	11,085	2,025	13,110
Charge-offs	(25,243)	—	(25,243)
Recoveries	11,258	—	11,258
Balance, end of period	$98,542	$8,250	$106,792
	Three months ended April 1, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	8,705	309	9,014
Charge-offs	(25,852)	—	(25,852)
Recoveries	13,892	—	13,892
Balance, end of period	$112,857	$9,646	$122,503
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Portions of the allowance for credit losses are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on finance receivables which are collectively reviewed for impairment.

The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. HDFS performs a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. HDFS utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates, and current economic conditions including items such as unemployment rates. Retail finance receivables are not evaluated individually for impairment prior to charge-off and therefore are not reported as impaired loans.
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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	March 31, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	98,542	8,250	106,792
Total allowance for credit losses	$98,542	$8,250	$106,792
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	4,981,488	1,159,243	6,140,731
Total finance receivables	$4,981,488	$1,159,243	$6,140,731
	December 31, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	101,442	6,225	107,667
Total allowance for credit losses	$101,442	$6,225	$107,667
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,073,115	816,404	5,889,519
Total finance receivables	$5,073,115	$816,404	$5,889,519
	April 1, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	112,857	9,646	122,503
Total allowance for credit losses	$112,857	$9,646	$122,503
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,043,584	956,322	5,999,906
Total finance receivables	$5,043,584	$956,322	$5,999,906

There were no wholesale finance receivables at March 31, 2013, December 31, 2012, or April 1, 2012 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 31, 2013, December 31, 2012 and April 1, 2012, all retail finance receivables were accounted for as interest-earning receivables, of which $20.3 million, $27.6 million and $16.3 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at March 31, 2013, December 31, 2012 or April 1, 2012. At March 31, 2013, December 31, 2012 and April 1, 2012, $0.8 million, $0.4 million, and $0.3 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	March 31, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,855,128	$83,265	$22,837	$20,258	$126,360	$4,981,488
Wholesale	1,157,596	535	310	802	1,647	1,159,243
Total	$6,012,724	$83,800	$23,147	$21,060	$128,007	$6,140,731
	December 31, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,894,675	$113,604	$37,239	$27,597	$178,440	$5,073,115
Wholesale	814,706	984	278	436	1,698	816,404
Total	$5,709,381	$114,588	$37,517	$28,033	$180,138	$5,889,519
	April 1, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,930,739	$75,560	$21,023	$16,262	$112,845	$5,043,584
Wholesale	955,493	354	149	326	829	956,322
Total	$5,886,232	$75,914	$21,172	$16,588	$113,674	$5,999,906
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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	March 31, 2013	December 31, 2012	April 1, 2012
Prime	$3,942,294	$4,035,584	$4,056,602
Sub-prime	1,039,194	1,037,531	986,982
Total	$4,981,488	$5,073,115	$5,043,584
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	March 31, 2013	December 31, 2012	April 1, 2012
Doubtful	$4,843	$8,107	$13,108
Substandard	10,441	2,593	5,599
Special Mention	11,125	3,504	8,618
Medium Risk	7,804	8,451	6,365
Low Risk	1,125,030	793,749	922,632
Total	$1,159,243	$816,404	$956,322
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
HDFS is not the primary beneficiary of the asset-backed Canadian commercial paper conduit facility VIE; therefore, HDFS does not consolidate this VIE. However, HDFS treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting under ASC Topic 860. As such, the Company retains the transferred assets and the related debt within its Consolidated Balance Sheet.

Servicing fees paid by VIEs to HDFS are eliminated in consolidation and therefore are not recorded on a consolidated basis. HDFS is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.

The following table shows the assets and liabilities related to our asset-backed financings that were included in our financial statements (in thousands):

	March 31, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,871,419	$(36,799)	$185,657	$4,935	$2,025,212	$1,268,572
Asset-backed U.S. commercial paper conduit facility	—	—	—	294	294	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	174,420	(2,923)	11,368	167	183,032	154,596
	$2,045,839	$(39,722)	$197,025	$5,396	$2,208,538	$1,423,168

	December 31, 2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,143,708	$(42,139)	$176,290	$4,869	$2,282,728	$1,447,776
Asset-backed U.S. commercial paper conduit facility	—	—	—	419	419	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	194,285	(3,432)	11,718	255	202,826	175,658
	$2,337,993	$(45,571)	$188,008	$5,543	$2,485,973	$1,623,434

	April 1, 2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,564,585	$(56,810)	$245,912	$5,620	$2,759,307	$1,754,320
Asset-backed U.S. commercial paper conduit facility	10,689	(236)	1,083	312	11,848	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	—	—	—	—	—	—
	$2,575,274	$(57,046)	$246,995	$5,932	$2,771,155	$1,754,320
Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2013 to 2019. At March 31, 2013, the unaccreted premium associated with the issuance of secured notes that had been previously retained as part of certain term asset-backed securitization transactions was $1.0 million. There was no unaccreted premium at April 1, 2012.
There were no term asset-backed securitization transactions completed during the three months ended March 31, 2013 or April 1, 2012.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2012, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by the SPE as collateral. The amended agreement has terms that are similar to those of the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the U.S. Conduit has an expiration date of September 13, 2013.
The SPE had no borrowings outstanding under the U.S. Conduit at March 31, 2013, December 31, 2012 or April 1, 2012; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In August 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200.0 million. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit expires on August 30, 2013. The contractual maturity of the debt is approximately 5 years.
As HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $28.4 million at March 31, 2013. The maximum exposure is not an indication of the Company's expected loss exposure.

7. Fair Value Measurements
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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Foreign currency exchange contracts are valued using publicly quoted spot and forward prices; commodity contracts are valued using publicly quoted prices, where available, or dealer quotes; interest rate swaps are valued using publicized swap curves; and investments in marketable securities and cash equivalents are valued using publicly quoted prices.
Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following tables.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$812,725	$606,722	$206,003	$—
Marketable securities	135,246	—	135,246	—
Derivatives	11,737	—	11,737	—
	$959,708	$606,722	$352,986	$—
Liabilities:
Derivatives	$2,165	$—	$2,165	$—
	December 31, 2012
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$852,979	$690,691	$162,288	$—
Marketable securities	135,634	—	135,634	—
Derivatives	317	—	317	—
	$988,930	$690,691	$298,239	$—
Liabilities:
Derivatives	$7,920	$—	$7,920	$—
	April 1, 2012
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$997,669	$823,694	$173,975	$—
Marketable securities	134,946	—	134,946	—
Derivatives	6,345	—	6,345	—
	$1,138,960	$823,694	$315,266	$—
Liabilities:
Derivatives	$2,234	$—	$2,234	$—

The hierarchy classification for cash equivalents, as of April 1, 2012, totaling $174 million has been revised from Level 1 to Level 2.

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	March 31, 2013		December 31, 2012		April 1, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,018,759	$1,018,759	$1,068,138	$1,068,138	$1,276,337	$1,276,337
Marketable securities	$135,246	$135,246	$135,634	$135,634	$134,946	$134,946
Accounts receivable, net	$259,673	$259,673	$230,079	$230,079	$264,272	$264,272
Derivatives	$11,737	$11,737	$317	$317	$6,345	$6,345
Finance receivables, net	$6,108,934	$6,033,939	$5,861,442	$5,781,852	$5,961,825	$5,877,403
Restricted cash	$197,025	$197,025	$188,008	$188,008	$246,995	$246,995
Liabilities:
Accounts payable	$360,018	$360,018	$257,386	$257,386	$355,902	$355,902
Derivatives	$2,165	$2,165	$7,920	$7,920	$2,234	$2,234
Unsecured commercial paper	$687,705	$687,705	$294,943	$294,943	$662,343	$662,343
Global credit facilities	$—	$—	$—	$—	$150,195	$150,195
Asset-backed Canadian commercial paper conduit facility	$154,596	$154,596	$175,658	$175,658	$—	$—
Medium-term notes	$3,169,807	$2,881,444	$3,199,548	$2,881,272	$2,936,475	$2,698,232
Senior unsecured notes	$337,600	$303,000	$338,594	$303,000	$366,651	$303,000
Term asset-backed securitization debt	$1,276,046	$1,268,572	$1,457,807	$1,447,776	$1,768,140	$1,754,320
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain cash equivalents, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments. Fair value is based on Level 1 or Level 2 inputs.
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
Derivatives – Interest rate swaps, foreign currency exchange contracts and commodity contracts are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of interest rate swaps is determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves. The fair value of foreign currency exchange and commodity contracts is determined using publicly quoted prices. Fair value is calculated using Level 2 inputs.

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
All derivative instruments are recognized on the balance sheet at fair value (see Note 7). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company utilizes foreign currency contracts to mitigate the effects of these currencies’ fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
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

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 31, 2013			December 31, 2012			April 1, 2012
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)
Foreign currency contracts(c)	$449,078	$11,528	$944	$345,021	$169	$6,850	$219,484	$6,345	$—
Commodity contracts(c)	969	97	—	1,064	148	683	918	—	262
Interest rate swaps(c)	33,200	—	97	35,800	—	373	95,100	—	1,972
Total	$483,247	$11,625	$1,041	$381,885	$317	$7,906	$315,502	$6,345	$2,234
	March 31, 2013			December 31, 2012			April 1, 2012
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$15,390	$112	$1,124	$16,237	$—	$14	$—	$—	$—
	$15,390	$112	$1,124	$16,237	$—	$14	$—	$—	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Before Tax Recognized in OCI
	Three Months Ended
Cash Flow Hedges	March 31, 2013	April 1, 2012
Foreign currency contracts	$15,720	$(6,215)
Commodity contracts	159	(315)
Interest rate swaps	(2)	(15)
Total	$15,877	$(6,545)

	Amount of Gain/(Loss) Before Tax Reclassified from AOCI into Income
	Three Months Ended		Expected to be Reclassified
Cash Flow Hedges	March 31, 2013	April 1, 2012	Over the Next Twelve Months
Foreign currency contracts(a)	$(740)	$2,421	$(10,730)
Commodity contracts(a)	47	(318)	(97)
Interest rate swaps(b)	(263)	(967)	(97)
Total	$(956)	$1,136	$(10,924)

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Before Tax Recognized in Income on Derivative
	Three months ended
Derivatives	March 31, 2013	April 1, 2012
Commodity contracts	$(630)	$—
Total	$(630)	$—

For the three months ended March 31, 2013 and April 1, 2012, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
The Company is exposed to credit loss risk in the event of non-performance by counterparties to these derivative financial instruments. Although no assurances can be given, the Company does not expect any of the counterparties to these derivative financial instruments to fail to meet its obligations. To manage credit loss risk, the Company evaluates counterparties based on credit ratings and, on a quarterly basis, evaluates each hedge’s net position relative to the counterparty’s ability to cover its position.
10. Accumulated Other Comprehensive Income
The following tables set fourth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended March 31, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive income (loss) before reclassifications	(11,472)	(388)	15,877	—	4,017
Income tax	902	144	(5,881)	—	(4,835)
Net other comprehensive income before reclassifications	(10,570)	(244)	9,996	—	(818)
Reclassifications:
Realized (gains) losses - marketable securities (a)		—			—
Realized (gains) losses - foreign currency contracts(b)			740		740
Realized (gains) losses - commodities contracts(b)			(47)		(47)
Realized (gains) losses - interest rate swaps(c)			263		263
Prior service credits(d)				(527)	(527)
Actuarial losses(d)				16,790	16,790
Total before tax	—	—	956	16,263	17,219
Income tax (benefit) expense	—	—	(351)	(6,024)	(6,375)
Net reclassifications to net income	—	—	605	10,239	10,844
Other comprehensive (loss) income	(10,570)	(244)	10,601	10,239	10,026
Ending Balance	$40,765	$433	$6,764	$(645,614)	$(597,652)

	Three months ended April 1, 2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$49,935	$327	$6,307	$(533,302)	$(476,733)
Other comprehensive income (loss) before reclassifications	5,258	1,609	(6,545)	—	322
Income tax	(597)	(596)	2,424	—	1,231
Net other comprehensive income before reclassifications	4,661	1,013	(4,121)	—	1,553
Reclassifications:
Realized (gains) losses - marketable securities (a)		—			—
Realized (gains) losses - foreign currency contracts(b)			(2,421)		(2,421)
Realized (gains) losses - commodities contracts(b)			318		318
Realized (gains) losses - interest rate swaps(c)			967		967
Prior service credits(d)				(223)	(223)
Actuarial losses(d)				12,824	12,824
Total before tax	—	—	(1,136)	12,601	11,465
Income tax (benefit) expense	—	—	431	(4,668)	(4,237)
Net reclassifications to net income	—	—	(705)	7,933	7,228
Other comprehensive (loss) income	4,661	1,013	(4,826)	7,933	8,781
Ending Balance	$54,596	$1,340	$1,481	$(525,369)	$(467,952)

(a)	Amounts reclassified to net income are included in investment income.

(b)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(c)	Amounts reclassified to net income are presented in financial services interest expense.

(d)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
11. Income Taxes
The Company’s 2013 income tax rate for the three months ended March 31, 2013 was 33.8% compared to 35.3% for the same period last year. The Company's first quarter 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013. During the first quarter of 2013, the Company recorded the benefits of the tax credit for the full year of 2012 and for the first quarter of 2013.
12. Product Warranty and Safety Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company currently provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company provides a one-year warranty for Parts & Accessories (P&A). The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost, which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary safety recall campaigns. The Company reserves for all estimated costs associated with safety recalls in the period that the safety recalls are announced.

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Balance, beginning of period	$60,263	$54,994
Warranties issued during the period	15,120	14,912
Settlements made during the period	(11,638)	(13,958)
Recalls and changes to pre-existing warranty liabilities	3,964	1,154
Balance, end of period	$67,709	$57,102
The liability for safety recall campaigns was $4.1 million, $4.6 million and $8.0 million as of March 31, 2013, December 31, 2012 and April 1, 2012, respectively.

13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2013	April 1, 2012
Numerator:
Net income used in computing basic and diluted earnings per share	$224,129	$172,035
Denominator:
Denominator for basic earnings per share- weighted-average common shares	224,429	228,988
Effect of dilutive securities—employee stock compensation plan	1,719	2,296
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	226,148	231,284
Earnings per common share
Basic	$1.00	$0.75
Diluted	$0.99	$0.74
Outstanding options to purchase 1.4 million and 2.4 million shares of common stock for the three months ended March 31, 2013 and April 1, 2012, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ending March 31, 2013 and April 1, 2012, respectively.

14. Employee Benefit Plans
The Company has defined benefit pension plans and postretirement healthcare benefit plans that cover certain employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Net periodic benefit costs are allocated between selling, administrative and engineering expense, cost of goods sold and inventory. Amounts capitalized in inventory are not significant. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Pension and SERPA Benefits
Service cost	$8,997	$8,420
Interest cost	19,812	20,816
Expected return on plan assets	(31,832)	(29,277)
Amortization of unrecognized:
Prior service cost	437	740
Net loss	14,652	10,969
Net periodic benefit cost	$12,066	$11,668
Postretirement Healthcare Benefits
Service cost	$1,965	$1,853
Interest cost	3,900	4,578
Expected return on plan assets	(2,384)	(2,356)
Amortization of unrecognized:
Prior service credit	(964)	(963)
Net loss	2,138	1,855
Net periodic benefit cost	$4,655	$4,967
During the first three months of 2013 and 2012, the Company voluntarily contributed $175 million and $200 million, respectively, in cash to further fund its pension plans. No additional pension contributions are required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Motorcycles net revenue	$1,414,248	$1,273,369
Gross profit	519,442	456,510
Selling, administrative and engineering expense	239,743	236,995
Restructuring expense	2,938	11,451
Operating income from Motorcycles	276,761	208,064
Financial services income	156,965	156,322
Financial services expense	85,420	88,928
Operating income from Financial Services	71,545	67,394
Operating income	$348,306	$275,458

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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $2.7 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
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

	Three months ended March 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,416,809	$—	$(2,561)	$1,414,248
Financial services	—	157,297	(332)	156,965
Total revenue	1,416,809	157,297	(2,893)	1,571,213
Costs and expenses:
Motorcycles and related products cost of goods sold	894,806	—	—	894,806
Financial services interest expense	—	40,554	—	40,554
Financial services provision for credit losses	—	13,110	—	13,110
Selling, administrative and engineering expense	240,076	34,316	(2,893)	271,499
Restructuring expense	2,938	—	—	2,938
Total costs and expenses	1,137,820	87,980	(2,893)	1,222,907
Operating income	278,989	69,317	—	348,306
Investment income	186,615	—	(185,000)	1,615
Interest expense	11,391	—	—	11,391
Income before provision for income taxes	454,213	69,317	(185,000)	338,530
Provision for income taxes	89,286	25,115	—	114,401
Net income	$364,927	$44,202	$(185,000)	$224,129

	Three months ended April 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,275,783	$—	$(2,414)	$1,273,369
Financial services	—	155,906	416	156,322
Total revenue	1,275,783	155,906	(1,998)	1,429,691
Costs and expenses:
Motorcycles and related products cost of goods sold	816,859	—	—	816,859
Financial services interest expense	—	51,256	—	51,256
Financial services provision for credit losses	—	9,014	—	9,014
Selling, administrative and engineering expense	236,579	31,072	(1,998)	265,653
Restructuring expense	11,451	—	—	11,451
Total costs and expenses	1,064,889	91,342	(1,998)	1,154,233
Operating income	210,894	64,564	—	275,458
Investment income	226,933	—	(225,000)	1,933
Interest expense	11,495	—	—	11,495
Income before provision for income taxes	426,332	64,564	(225,000)	265,896
Provision for income taxes	70,618	23,243	—	93,861
Net income	$355,714	$41,321	$(225,000)	$172,035

	March 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$672,977	$345,782	$—	$1,018,759
Marketable securities	135,246	—	—	135,246
Accounts receivable, net	966,688	—	(707,015)	259,673
Finance receivables, net	—	2,074,036	—	2,074,036
Inventories	416,050	—	—	416,050
Restricted cash	—	197,025	—	197,025
Other current assets	174,125	58,065	—	232,190
Total current assets	2,365,086	2,674,908	(707,015)	4,332,979
Finance receivables, net	—	3,959,903	—	3,959,903
Property, plant and equipment, net	758,333	31,912	—	790,245
Goodwill	28,861	—	—	28,861
Other long-term assets	282,675	16,703	(76,245)	223,133
	$3,434,955	$6,683,426	$(783,260)	$9,335,121
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,162	$775,871	$(707,015)	$360,018
Accrued liabilities	369,127	98,467	(3,277)	464,317
Short-term debt	—	687,705	—	687,705
Current portion of long-term debt	303,000	412,143	—	715,143
Total current liabilities	963,289	1,974,186	(710,292)	2,227,183
Long-term debt	—	3,892,469	—	3,892,469
Pension liability	152,132	—	—	152,132
Postretirement healthcare benefits	274,597	—	—	274,597
Other long-term liabilities	114,536	17,156	—	131,692
Shareholders’ equity	1,930,401	799,615	(72,968)	2,657,048
	$3,434,955	$6,683,426	$(783,260)	$9,335,121

	December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$727,716	$340,422	$—	$1,068,138
Marketable securities	135,634	—	—	135,634
Accounts receivable, net	781,642	—	(551,563)	230,079
Finance receivables, net	—	1,743,045	—	1,743,045
Inventories	393,524	—	—	393,524
Restricted cash	—	188,008	—	188,008
Other current assets	230,905	57,609	3,994	292,508
Total current assets	2,269,421	2,329,084	(547,569)	4,050,936
Finance receivables, net	—	4,038,807	—	4,038,807
Property, plant and equipment, net	783,068	32,396	—	815,464
Goodwill	29,530	—	—	29,530
Other long-term assets	292,764	19,468	(76,196)	236,036
	$3,374,783	$6,419,755	$(623,765)	$9,170,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,064	$587,885	$(551,563)	$257,386
Accrued liabilities	439,144	74,447	—	513,591
Short-term debt	—	294,943	—	294,943
Current portion of long-term debt	—	437,162		437,162
Total current liabilities	660,208	1,394,437	(551,563)	1,503,082
Long-term debt	303,000	4,067,544	—	4,370,544
Pension liability	330,294	—	—	330,294
Postretirement healthcare benefits	278,062	—	—	278,062
Other long-term liabilities	114,476	16,691	—	131,167
Shareholders’ equity	1,688,743	941,083	(72,202)	2,557,624
	$3,374,783	$6,419,755	$(623,765)	$9,170,773

	April 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$929,028	$347,309	$—	$1,276,337
Marketable securities	134,946	—	—	134,946
Accounts receivable, net	581,569	—	(317,297)	264,272
Finance receivables, net	—	1,885,489	—	1,885,489
Inventories	467,941	—	—	467,941
Restricted cash	—	246,995	—	246,995
Other current assets	174,053	63,497	—	237,550
Total current assets	2,287,537	2,543,290	(317,297)	4,513,530
Finance receivables, net	—	3,991,914	—	3,991,914
Property, plant and equipment, net	761,191	29,873	—	791,064
Goodwill	29,740	—	—	29,740
Other long-term assets	336,167	15,970	(73,038)	279,099
	$3,414,635	$6,581,047	$(390,335)	$9,605,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,738	$392,461	$(317,297)	$355,902
Accrued liabilities	478,227	102,722	(3,330)	577,619
Short-term debt	—	629,143	—	629,143
Current portion of long-term debt	—	1,020,563	—	1,020,563
Total current liabilities	758,965	2,144,889	(320,627)	2,583,227
Long-term debt	303,000	3,615,384	—	3,918,384
Pension liability	118,212	—	—	118,212
Postretirement healthcare liability	265,871	—	—	265,871
Other long-term liabilities	130,278	14,716	—	144,994
Shareholders’ equity	1,838,309	806,058	(69,708)	2,574,659
	$3,414,635	$6,581,047	$(390,335)	$9,605,347

	Three months ended March 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net Income	$364,927	44,202	$(185,000)	$224,129
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,484	1,366	—	42,850
Amortization of deferred loan origination costs	—	19,753	—	19,753
Amortization of financing origination fees	118	2,086	—	2,204
Provision for employee long-term benefits	16,684	—	—	16,684
Contributions to pension and postretirement plans	(182,047)	—	—	(182,047)
Stock compensation expense	10,330	766	—	11,096
Net change in wholesale finance receivables	—	—	(336,927)	(336,927)
Provision for credit losses	—	13,110	—	13,110
Foreign currency adjustments	9,846	—	—	9,846
Other, net	(1,759)	(46)	—	(1,805)
Change in current assets and current liabilities:
Accounts receivable	(291,616)	—	255,451	(36,165)
Finance receivables—accrued interest and other	—	1,246	—	1,246
Inventories	(28,613)	—	—	(28,613)
Accounts payable and accrued liabilities	21,476	313,836	(255,451)	79,861
Restructuring reserves	(12,388)	—	—	(12,388)
Derivative instruments	(328)	(14)	—	(342)
Other	66,976	2,043	—	69,019
Total adjustments	(349,837)	354,146	(336,927)	(332,618)
Net cash provided by (used by) operating activities	15,090	398,348	(521,927)	(108,489)
Cash flows from investing activities:
Capital expenditures	(21,379)	(882)	—	(22,261)
Origination of finance receivables	—	(1,744,023)	1,121,650	(622,373)
Collections of finance receivables	—	1,450,243	(784,723)	665,520
Other	6,656	—	—	6,656
Net cash (used by) provided by investing activities	(14,723)	(294,662)	336,927	27,542
Cash flows from financing activities:
Loan to HDFS	100,000	(100,000)	—	—
Repayments of securitization debt	—	(178,923)	—	(178,923)
Net decrease in credit facilities and unsecured commercial paper	—	392,564	—	392,564
Net borrowings of asset-backed commercial paper	—	(17,063)	—	(17,063)
Net change in restricted cash	—	(9,017)	—	(9,017)
Dividends paid	(47,308)	(185,000)	185,000	(47,308)
Purchase of common stock for treasury	(126,411)	—	—	(126,411)
Excess tax benefits from share based payments	14,468	—	—	14,468
Issuance of common stock under employee stock option plans	13,887	—	—	13,887
Net cash used by financing activities	(45,364)	(97,439)	185,000	42,197
Effect of exchange rate changes on cash and cash equivalents	(9,742)	(887)	—	(10,629)
Net (decrease) increase in cash and cash equivalents	$(54,739)	$5,360	$—	$(49,379)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(54,739)	5,360	—	(49,379)
Cash and cash equivalents—end of period	$672,977	$345,782	$—	$1,018,759

	Three months ended April 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$355,714	$41,321	$(225,000)	$172,035
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,708	1,495	—	43,203
Amortization of deferred loan origination costs	—	18,547	—	18,547
Amortization of financing origination fees	118	2,625	—	2,743
Provision for employee long-term benefits	16,780	513	—	17,293
Contributions to pension and postretirement plans	(206,832)	—	—	(206,832)
Stock compensation expense	10,967	777	—	11,744
Net change in wholesale finance receivables	—	—	(151,046)	(151,046)
Provision for credit losses	—	9,014	—	9,014
Foreign currency adjustments	(2,911)	—	—	(2,911)
Other, net	(1,954)	3,459	—	1,505
Change in current assets and current liabilities:
Accounts receivable	(186,466)	—	142,721	(43,745)
Finance receivables—accrued interest and other	—	3,299	—	3,299
Inventories	(47,168)	—	—	(47,168)
Accounts payable and accrued liabilities	57,993	202,188	(142,721)	117,460
Restructuring reserves	1,296	—	—	1,296
Derivative instruments	(390)	(96)	—	(486)
Other	(18,058)	(1,509)	—	(19,567)
Total adjustments	(334,917)	240,312	(151,046)	(245,651)
Net cash provided by (used by) operating activities	20,797	281,633	(376,046)	(73,616)
Cash flows from investing activities:
Capital expenditures	(23,441)	(1,239)	—	(24,680)
Origination of finance receivables	—	(1,617,867)	972,620	(645,247)
Collections of finance receivables	—	1,503,478	(821,574)	681,904
Sales and redemptions of marketable securities	20,042	—	—	20,042
Net cash (used by) provided by investing activities	(3,399)	(115,628)	151,046	32,019
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	397,377	—	397,377
Repayments of securitization debt	—	(333,026)	—	(333,026)
Net decrease in credit facilities and unsecured commercial paper	—	(224,508)	—	(224,508)
Net change in restricted cash	—	(17,340)	—	(17,340)
Dividends paid	(35,943)	(225,000)	225,000	(35,943)
Purchase of common stock for treasury	(20,745)	—	—	(20,745)
Excess tax benefits from share based payments	7,962	—	—	7,962
Issuance of common stock under employee stock option plans	16,281	—	—	16,281
Net cash (used by) provided by financing activities	(32,445)	(402,497)	225,000	(209,942)
Effect of exchange rate changes on cash and cash equivalents	745	181	—	926
Net (decrease) increase in cash and cash equivalents	$(14,302)	$(236,311)	$—	$(250,613)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$943,330	$583,620	$—	$1,526,950
Net (decrease) increase in cash and cash equivalents	(14,302)	(236,311)	—	(250,613)
Cash and cash equivalents—end of period	$929,028	$347,309	$—	$1,276,337

18. Subsequent Events
In April 2013, the Company issued $650.0 million of secured notes through a term asset-backed securitization transaction.

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
Overview
The Company’s net income was $224.1 million, or $0.99 per fully diluted share, for the first quarter of 2013 compared to $172.0 million, or $0.74 per fully diluted share, in the first quarter of 2012. Operating income from the Motorcycles segment was up $68.7 million or 33.0 % from last year’s first quarter driven by a 17.1% increase in wholesale shipments and a higher gross margin percentage, lower restructuring costs, partially offset by increased selling, general and administrative expenses. The increase in shipments during the quarter was supported by the new surge manufacturing capability launched at the York, Pennsylvania (York) facility at the start of 2013. Surge manufacturing capabilities provide the flexibility to increase the production of motorcycles ahead of and during the peak selling season to better match customer demand. Operating income from Financial Services in the first quarter of 2013 was $71.5 million compared to $67.4 million in the year-ago quarter reflecting a more favorable cost of funds partially offset by a slightly higher provision for credit losses.
During the first quarter of 2013, worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 9.1% compared to 2012, including a 12.7% decrease in the U.S. and a 1.8% decrease in international markets. The decrease in U.S. retail sales reflects the strength of last year's first quarter U.S. retail sales which were up 25.5% over 2011 benefiting from what the Company believes was an abnormally mild and early spring season across the U.S. last year. As a result, the Company believes retail sales in the first quarter of 2012 included sales that were pulled forward from the second quarter of 2012. In international markets retail sales were up 11.5% in the Asia Pacific region and 6.2% in the Latin America region offset by retail sales decreases of 10.8% in the Europe, Middle East and Africa (EMEA) region and 0.4% in Canada. The Company believes the decrease in EMEA retail sales primarily reflects the macro-economic challenges that continue in Europe.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (May 9, 2013), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On April 25, 2013 the Company provided the following information concerning its expectations for the remainder of 2013.
The Company reaffirmed its expectation to ship 259,000 to 264,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2013. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 80,000 to 85,000 motorcycles in the second quarter of 2013, in line with shipments in the second quarter of 2012 of 83,502 motorcycles. The Company continues to remain cautious about the U.S. economy and the ongoing economic challenges in Europe. The European economy continues to experience low consumer confidence, high unemployment and constrained credit.
The Company continues to expect 2013 full-year gross margin to be between 35.25% and 36.25%.
In addition, the Company continues to believe that operating income from financial services in 2013 will be modestly lower than 2012 as the business benefited from approximately $17 million in credit loss allowance releases in 2012 which may not repeat in 2013. In addition, the Company expects modestly higher credit losses in 2013 due to lower recoveries resulting from lower charge-offs in prior periods, changing consumer behavior and HDFS' funding of additional prudently structured loans in the near-prime and sub-prime segments.
The Company continues to expect its full-year 2013 effective tax rate to be approximately 34.8%. This guidance excludes the effect of any potential future nonrecurring adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.
Finally, the Company confirmed its 2013 full-year capital expenditure estimate of $200 million to $220 million.

Market Update(1)
The Company's annual share of the U.S. motorcycle market has consistently strengthened since 2008. The Company believes its market share gains have been driven by the strong appeal of the Harley-Davidson brand and products as the Company continues to expand its reach to customers across generations and cultures.
According to Polk data, in 2012, for the fifth straight year, retail sales of Harley-Davidson motorcycles were number one among new street motorcycles (including all engine sizes) sold in the U.S. to young adults ages 18-34, women, African-Americans and Hispanics, as well as Caucasian men ages 35-plus. The newly available data shows that the Company experienced a double-digit market share gain from 2008 to 2012 in the U.S. with these customer groups.
Looking forward, the Company believes that its growth strategy which includes both traditional and outreach customers is well-aligned with population trends. According to the U.S. Census Bureau, Caucasian men ages 35-74, the Company's traditional customer base and the population segment that has represented the largest portion of U.S. retail sales of Harley-Davidson motorcycles for many years, represents a pool of approximately 50 million people that is projected to be stable in size through at least the year 2050, as new generations move into and through this population segment.
Additionally, the U.S. Census Bureau projects that the U.S. population of young adults ages 18-34, women, Hispanics and African-Americans, which is approximately three times larger than the population segment containing our traditional customer base, will grow at an annual rate of approximately 0.7% to more than 200 million people between now and 2050. These are the same outreach demographic segments in which the Company has established a clear leadership position. In 2012, retail sales to these groups grew at more than twice the rate of retail sales to traditional customers.
The Company believes its strategy to focus on growth among young adults, women, Hispanics, African-Americans, as well as its traditional base of Caucasian men ages 35-plus, lines up well with these population trends.
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

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri (Kansas City) ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York facility in December 2009, and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.

The 2011 Kansas City restructuring plan results in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the previous contract. The Company expects all actions related to the 2011 Kansas City Restructuring Plan to be completed by the end of 2013.
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
The 2010 restructuring plan results in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would be required under the previous contract and approximately 75 fewer full-time hourly unionized employees in its Tomahawk, Wisconsin facility than would be required under the previous contract. The Company expects all actions related to the 2010 Restructuring Plan to be completed by the end of 2013.
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
The 2009 restructuring plan results in a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. The Company expects all actions related to the 2009 Restructuring Plan to be completed by the end of 2013.
Restructuring Costs and Savings
During the first three months of 2013, the Company incurred $2.9 million in restructuring expense related to its combined restructuring plan activities. This is in addition to $484.3 million in restructuring and impairment expense incurred in prior years since the restructuring activities were initiated in 2009. On April 25, 2013, the Company provided an estimate for restructuring expenses related to its combined restructuring plan activities that it expects to incur from 2009 to 2013 of $495 million. The Company continues to expect approximately 35% of those amounts to be non-cash. The estimated restructuring expense includes estimated restructuring expenses of $13 million in 2013.The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009—$91 million (91% operating expense and 9% cost of sales) (actual);

•	2010—$172 million (64% operating expense and 36% cost of sales) (actual);

•	2011—$217 million (51% operating expense and 49% cost of sales) (actual);

•	2012—$280 million (42% operating expense and 58% cost of sales) (actual);

•	2013—$305 million (approximately 40% operating expense and approximately 60% cost of sales) (estimated); and

•	Ongoing annually upon completion—$320 million (approximately 35% operating expense and approximately 65% cost of sales) (estimated).

Results of Operations for the Three Months Ended March 31, 2013
Compared to the Three Months Ended April 1, 2012
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 31, 2013	April 1, 2012	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$276,761	$208,064	$68,697	33.0%
Operating income from financial services	71,545	67,394	4,151	6.2
Operating income	348,306	275,458	72,848	26.4
Investment income	1,615	1,933	(318)	(16.5)
Interest expense	11,391	11,495	(104)	(0.9)
Income before income taxes	338,530	265,896	72,634	27.3
Provision for income taxes	114,401	93,861	20,540	21.9
Net income	$224,129	$172,035	$52,094	30.3%
Diluted earnings per share	$0.99	$0.74	$0.25	33.8%
Operating income for the Motorcycles segment during the first three months of 2013 improved by $68.7 million compared to the first three months of 2012 primarily due to increased motorcycle shipments, increased gross margin percentage and lower restructuring costs, partially offset by increased engineering expense. Operating income for the Financial Services segment improved by $4.2 million during the first three months of 2013 compared to the first three months of 2012 primarily due to more favorable cost of funds partially offset by a slightly higher provision for credit losses. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first three months of 2013 was 33.8% compared to 35.3% for the first three months of 2012. The Company's first quarter 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013. During the first quarter of 2013, the Company recorded the benefits of the tax credit for the full year of 2012 and for the first quarter of 2013.
Diluted earnings per share was $0.99 in the first quarter of 2013, up 33.8% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 30.3% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 231.3 million in the first quarter of 2012 to 226.1 million in the first quarter of 2013, driven by the Company's repurchase of common stock during 2012 and 2013. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycle Retail Sales and Registration Data

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 9.1% during the first three months of 2013 compared to the first three months of 2012. Retail sales of Harley-Davidson motorcycles decreased 12.7% in the United States and 1.8% internationally in the first three months of 2013. U.S. retail sales in the first quarter of 2012 benefited from abnormally mild spring weather resulting in a difficult comparison in 2013. International retail sales continue to be adversely impacted by the difficult economic environment in Europe partially offset by continued growth in the Asia Pacific and Latin America Regions. On an industry-wide basis, the heavyweight (601+cc) portion of the market was down 16.5% in the United States and down 20.8% in Europe for the three months ended March 31, 2013 when compared to the same period in 2012.
The Company has changed the way it reports industry and market share data for all periods to more closely align with the universal market definition for heavyweight motorcycles . The Company now defines heavyweight motorcycles to have at least 601 cubic centimeters of engine displacement. Previously, the Company defined heavyweight as motorcycles with at least 651 cubic centimeters of engine displacement.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)

The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2013	March 31, 2012	Increase (Decrease)	% Change
North America Region
United States	34,706	39,762	(5,056)	(12.7)%
Canada	2,059	2,067	(8)	(0.4)
Total North America Region	36,765	41,829	(5,064)	(12.1)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	7,700	8,882	(1,182)	(13.3)
Other	1,483	1,412	71	5.0
Total Europe Region	9,183	10,294	(1,111)	(10.8)
Asia Pacific Region
Japan	2,173	2,076	97	4.7
Other	3,785	3,267	518	15.9
Total Asia Pacific Region	5,958	5,343	615	11.5
Latin America Region	2,348	2,211	137	6.2
Total Worldwide Retail Sales	54,254	59,677	(5,423)	(9.1)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Heavyweight Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2013	March 31, 2012	Decrease	% Change
United States(b)	61,680	73,881	(12,201)	(16.5)%
	Three months ended
	March 31, 2013	March 31, 2012	Decrease	% Change
Europe(c)	66,454	83,942	(17,488)	(20.8)%

(a)	Heavyweight data includes street legal 601+cc models. Street legal 601+cc models include on-highway, dual purpose models and three-wheeled vehicles.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update.

(c)
Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 601+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. Europe market data is reported on a one-month lag. This third-party data is subject to revision and update.

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 31, 2013		April 1, 2012		Increase	% Change
United States	50,683	67.4%	41,293	64.3%	9,390	22.7%
International	24,539	32.6%	22,970	35.7%	1,569	6.8
Harley-Davidson motorcycle units	75,222	100.0%	64,263	100.0%	10,959	17.1%
Touring motorcycle units	31,332	41.6%	27,158	42.3%	4,174	15.4%
Custom motorcycle units(a)	30,302	40.3%	24,572	38.2%	5,730	23.3
Sportster motorcycle units	13,588	18.1%	12,533	19.5%	1,055	8.4
Harley-Davidson motorcycle units	75,222	100.0%	64,263	100.0%	10,959	17.1%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.
The Company shipped 75,222 motorcycles worldwide during the first three months of 2013, which was 17.1% higher than the first three months of 2012. The increase in shipments during the quarter was supported by new surge manufacturing capabilities launched at the York facility at the start of 2013 as well as production increases at the Kansas City facility. International shipments as a percent of total were down compared to 2012 reflecting the difficult market conditions in Europe.
U.S. dealer retail inventory was 13,300 units higher at the end of the first quarter of 2013 compared to the same time last year. The increase in retail inventory was due in part to the Company's higher shipments. The increase in retail inventory will improve product availability from the tight levels of inventory experienced by dealers in 2011 and 2012. The Company expects retail inventory, on a year-over-year basis, to be higher in the second and third quarters of 2013 but lower in the fourth quarter of 2013 in advance of the Company's anticipated implementation of surge manufacturing capabilities at its Kansas City facility in the first half of 2014.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,153,827	$995,902	$157,925	15.9%
Parts & Accessories	184,038	199,058	(15,020)	(7.5)
General Merchandise	72,144	74,606	(2,462)	(3.3)
Other	4,239	3,803	436	11.5
Total revenue	1,414,248	1,273,369	140,879	11.1
Cost of goods sold	894,806	816,859	77,947	9.5
Gross profit	519,442	456,510	62,932	13.8
Selling & administrative expense	202,570	206,993	(4,423)	(2.1)
Engineering expense	37,173	30,002	7,171	23.9
Restructuring expense	2,938	11,451	(8,513)	(74.3)
Operating expense	242,681	248,446	(5,765)	(2.3)
Operating income from motorcycles	$276,761	$208,064	$68,697	33.0%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2012 to the first three months of 2013 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
April 1, 2012	$1,273.3	$816.8	$456.5
Volume	149.1	100.0	49.1
Price	9.9	—	9.9
Foreign currency exchange rates and hedging	(13.6)	1.5	(15.1)
Shipment mix	(4.5)	(3.6)	(0.9)
Raw material prices	—	(1.5)	1.5
Manufacturing costs	—	(18.4)	18.4
Total	140.9	78.0	62.9
March 31, 2013	$1,414.2	$894.8	$519.4

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2012 to first three months of 2013:

•
Volume increases were driven by the increase in wholesale shipments partially offset by lower sales volumes for Parts and Accessories and General Merchandise which fell with the decrease in retail sales during the period.

•	On average, wholesale prices on the Company’s 2013 model-year motorcycles were higher than the prior model year resulting in a favorable impact on revenue and gross profit during the period.

•
Foreign currency exchange rates during the first three months of 2013 resulted in a negative impact on net revenue. In addition, cost of goods sold was negatively impacted by unfavorable losses related to foreign currency hedging and the revaluation of foreign currency denominated balance sheet accounts.

•
Shipment mix changes negatively impacted gross profit and resulted primarily from unfavorable product mix changes within the Company’s motorcycle families, and an unfavorable shift in the geographic mix of shipments partially offset by favorable changes in mix between motorcycle families which resulted from a shift towards custom motorcycles.

•	Raw material prices were slightly lower in the first three months of 2013 relative to the first three months of 2012.

•
Manufacturing costs in the first three months of 2013 benefited from restructuring savings, lower temporary inefficiencies and a lower fixed cost per unit as a result of higher production volumes compared to the same period in 2012, partially offset by cost pressure from the Company's suppliers of purchased components.

The net decrease in operating expense was primarily due to lower restructuring expense related to the Company's previously announced restructuring activities and lower selling and administrative expense partially offset by higher engineering expense. The Company continues to expect selling and administrative and engineering expense to increase on a year-over-year basis in 2013 and 2014, as it continues to invest in growth initiatives, but decrease as a percent of revenue through 2014.(1) For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012	(Decrease) Increase	% Change
Interest income	$143,947	$143,979	$(32)	—%
Other income	13,018	12,343	675	5.5
Financial services revenue	156,965	156,322	643	0.4
Interest expense	40,554	51,256	(10,702)	(20.9)
Provision for credit losses	13,110	9,014	4,096	45.4
Operating expenses	31,756	28,658	3,098	10.8
Financial services expense	85,420	88,928	(3,508)	(3.9)
Operating income from financial services	$71,545	$67,394	$4,151	6.2%
Interest expense for the three months ended March 31, 2013 decreased due primarily to a more favorable cost of funds. The provision for credit losses increased $4.1 million in the first three months of 2013 driven by slightly higher provision needs in both retail and wholesale finance receivable portfolios as compared to the first three months of 2012. Operating expenses for the three months ended March 31, 2013 increased $3.1 million primarily due to increased non-income tax and employee-related costs as compared to the first three months of 2012.
Annualized losses on HDFS' retail motorcycle loans were 1.09% through March 31, 2013 compared to 1.00% through April 1, 2012. The 30-day delinquency rate for retail motorcycle loans at March 31, 2013 increased to 2.92% from 2.56% at April 1, 2012. The increase in the retail motorcycle annualized losses and delinquency rate is reflective of HDFS' actions to modestly increase approval rates and fund additional prudently structured loans coupled with changing consumer behavior related to taking on additional debt. Additionally, losses were higher due to lower recoveries as a result of fewer charge-offs in prior periods.
HDFS has only experienced a first quarter delinquency rate below 3.00% one other time in the last twelve years and believes the credit quality of its retail portfolio will remain strong during 2013.(1)

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Balance, beginning of period	$107,667	$125,449
Provision for credit losses	13,110	9,014
Charge-offs	(25,243)	(25,852)
Recoveries	11,258	13,892
Balance, end of period	$106,792	$122,503

At March 31, 2013, the allowance for credit losses on finance receivables was $8.3 million for wholesale receivables and $98.5 million for retail receivables. At April 1, 2012, the allowance for credit losses on finance receivables was $9.6 million for wholesale receivables and $112.9 million for retail receivables.

Other Matters

Contractual Obligations
The Company has updated its Contractual Obligations table as of March 31, 2013 to reflect the new projected principal and interest payments for the remainder of 2013 and beyond as follows (in thousands):

	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Principal payments on debt	$970,287	$2,073,810	$1,318,634	$932,586	$5,295,317
Interest payments on debt	117,450	297,990	151,473	29,094	596,007
	$1,087,737	$2,371,800	$1,470,107	$961,680	$5,891,324
Interest obligations include the impact of interest rate hedges outstanding as of March 31, 2013. Interest for floating rate instruments, as calculated above, assumes rates in effect at March 31, 2013 remain constant.
As of March 31, 2013, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $2.7 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
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

Liquidity and Capital Resources as of March 31, 2013(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities and committed unsecured bank facilities and through the term asset-backed securitization market.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

March 31, 2013
Cash and cash equivalents	$1,018,759
Marketable securities	135,246
Total cash and cash equivalents and marketable securities	1,154,005
Global credit facilities	662,295
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	41,984
Total availability under credit facilities	1,304,279
Total	$2,458,284

(a)	The U.S. commercial paper conduit facility expires on September 13, 2013. The Company anticipates that it will renew this facility prior to expiration.(1)

(b)
The Canadian commercial paper conduit facility expires on August 30, 2013 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1)

The Company recognizes that it must continue to monitor and adjust to changes in the lending environment for its Financial Services operations. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets. These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Net cash used by operating activities	$(108,489)	$(73,616)
Net cash provided by investing activities	27,542	32,019
Net cash provided by (used by) financing activities	42,197	(209,942)
Effect of exchange rate changes on cash and cash equivalents	(10,629)	926
Net decrease in cash and cash equivalents	$(49,379)	$(250,613)
Operating Activities
The increase in cash used by operating activities for the first three months of 2013 compared to the first three months of 2012 was due to increased HDFS wholesale lending activity driven by the increase in motorcycle shipments in the first quarter of 2013 partially offset by favorable changes in working capital primarily due to the utilization of a prepaid tax balance. The Company made a voluntary $175.0 million contribution to the Company’s pension plans in the first quarter of 2013 compared to a $200.0 million contribution in the first quarter of 2012. No additional contributions to qualified pension plans are required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $22.3 million in the first three months of 2013 compared to $24.7 million in the same period last year. Net cash flows from finance receivables for the first three months of 2013 were $6.5 million higher than in the same period last year as a result of a decrease in retail motorcycle loan originations during the first three months of 2013. A net increase in cash in-flows related to marketable securities during the first three months of 2012 resulted in lower investing cash flows of approximately $20 million in the first quarter of 2013.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $126.4 million in the first three months of 2013 compared to $20.7 million for the same period last year. Share repurchases during the first three months of 2013 included 2.4 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases during the first three months of 2012 included 0.5 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of March 31, 2013, there were 13.5 million shares remaining on a board-approved share repurchase authorizations.
The Company paid dividends of $0.210 and $0.155 per share totaling $47.3 million and $35.9 million during the first three months of 2013 and 2012, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $196.6 million in the first three months of 2013 compared to net cash outflows of $160.2 million in the first three months of 2012. The Company’s total outstanding debt consisted of the following (in thousands):

	March 31, 2013	April 1, 2012
Global credit facilities	$—	$150,195
Unsecured commercial paper	687,705	662,343
Asset-backed Canadian commercial paper conduit facility	154,596	—
Medium-term notes	2,881,444	2,698,232
Senior unsecured notes	303,000	303,000
Term asset-backed securitization debt	1,268,572	1,754,320
Total debt	$5,295,317	$5,568,090
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 31, 2013 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	BBB+	Positive
Fitch	F2	A-	Stable

Global Credit Facilities – On April 13, 2012, the Company and HDFS entered into a $675.0 million five-year credit facility that matures in April 2017. The Company and HDFS also have a $675.0 million four-year credit facility which matures in April 2015. The five-year credit facility and the four-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of March 31, 2013 supported by Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 31, 2013 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$933,511	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $2.1 million and $1.9 million at March 31, 2013 and April 1, 2012, respectively.
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
Asset-Backed Canadian Commercial Paper Conduit Facility – In August 2012, HDFS entered into an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). Under the agreement, the

Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 31, 2013, the Canadian Conduit has an expiration date of August 30, 2013. The contractual maturity of the debt is approximately 5 years.
During 2012, HDFS transferred $230.0 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $201.3 million. HDFS maintains effective control over any transferred assets and therefore the transactions do not meet accounting sale requirements under ASC Topic 860, "Transfers and Servicing". As such, any transactions are treated as secured borrowings. The transferred assets are restricted as collateral for the payment of the debt. At March 31, 2013, $171.5 million of finance receivables, net and $11.4 million of cash were restricted as collateral for the payment of $154.6 million of debt. Approximately $36.3 million of the debt was classified as current at March 31, 2013. In April 2013, HDFS transferred $23.2 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $20.3 million.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2012, HDFS amended and restated its revolving asset-backed U.S. commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million. The agreement has terms that are similar to those of prior agreement and is for the same amount. At March 31, 2013, HDFS had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 31, 2013, the U.S. Conduit expires September 13, 2013.
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
Term Asset-Backed Securitization VIEs – For all of the term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2013 to 2019. At March 31, 2013, the unaccreted premium associated with the issuance of secured notes that had been previously retained as part of certain term asset-backed securitization transactions was $1.0 million. There was no unaccreted premium at April 1, 2012.
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
There were no term asset-backed securitization transactions completed during the three months ended March 31, 2013. In April 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction.

As of March 31, 2013, the assets of the VIEs totaled $2.03 billion, of which $1.83 billion of finance receivables, net and $185.7 million of cash were restricted as collateral for the payment of $1.27 billion of obligations under the secured notes. Approximately $375.8 million of the obligations under the secured notes were classified as current at March 31, 2013, based on the contractual maturities of the restricted finance receivables.
Intercompany Borrowing – During 2012, HDFS had a revolving credit line with the Company whereby HDFS could borrow up to $210.0 million from the Company at a market interest rate. As of April 1, 2012, HDFS had no outstanding borrowings owed to the Company under this agreement. This agreement was terminated during the first quarter of 2013.
During the first quarter of 2013, HDFS and the Company entered into a $300.0 million term loan agreement which provided for monthly interest payments based on the prevailing commercial paper rates and principal due at maturity in April 2013 or upon earlier demand by the Company. HDFS repaid the $300.0 million term loan agreement in April 2013. The term loan balance and related interest are eliminated in the Company’s consolidated financial statements.
Support Agreement - The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support to maintain HDFS’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been provided to HDFS under the support agreement.

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
At March 31, 2013, HDFS and the Company remained in compliance with all of the then existing covenants.

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
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year December 31, 2012.
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

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of the Quarterly report on From 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2013:

2013Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 3	120	47	120	14,635,250
February 4 to March 3	1,520,505	53	1,520,505	14,240,978
March 4 to March 31	865,428	54	865,428	13,459,756
Total	2,386,053	53	2,386,053

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not make any discretionary share repurchases during the quarter ended March 31, 2013 under this authorization. As of March 31, 2013, 0.9 million shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary shares repurchases of 1,991,030 shares during the quarter ended March 31, 2013 under this authorization. As of March 31, 2013, 12.5 million shares remained under this authorization.
From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 authorization or 2007 authorization.
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2013, the Company acquired 395,023 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 55 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 5/9/2013	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 5/9/2013	/s/ Mark R. Kornetzke
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

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_______