Form 10-Q
period 2013-06-30
HARLEY DAVIDSON INC
filed 2013-08-08
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at August 2, 2013: 223,065,152 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue:
Motorcycles and related products	$1,631,466	$1,569,047	$3,045,714	$2,842,416
Financial services	162,841	160,613	319,806	316,935
Total revenue	1,794,307	1,729,660	3,365,520	3,159,351
Costs and expenses:
Motorcycles and related products cost of goods sold	1,029,596	1,005,230	1,924,402	1,822,089
Financial services interest expense	45,506	48,712	86,060	99,968
Financial services provision for credit losses	11,297	(5,259)	24,407	3,754
Selling, administrative and engineering expense	281,384	283,244	552,883	548,898
Restructuring (benefit) expense	(5,297)	6,220	(2,359)	17,671
Total costs and expenses	1,362,486	1,338,147	2,585,393	2,492,380
Operating income	431,821	391,513	780,127	666,971
Investment income	1,770	2,231	3,385	4,164
Interest expense	11,238	11,595	22,629	23,090
Income before provision for income taxes	422,353	382,149	760,883	648,045
Provision for income taxes	150,614	134,899	265,015	228,760
Net income	$271,739	$247,250	$495,868	$419,285
Earnings per common share:
Basic	$1.22	$1.08	$2.22	$1.83
Diluted	$1.21	$1.07	$2.20	$1.81
Cash dividends per common share	$0.210	$0.155	$0.420	$0.310
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net Income	$271,739	$247,250	$495,868	$419,285
Other comprehensive income, net of tax
Foreign currency translation adjustments	(11,304)	(10,025)	(21,874)	(5,364)
Derivative financial instruments	(90)	1,173	10,511	(3,653)
Marketable securities	(383)	(685)	(627)	328
Pension and postretirement benefit plans	10,239	7,933	20,478	15,866
Total other comprehensive (loss) income, net of tax	$(1,538)	$(1,604)	8,488	7,177
Comprehensive income	$270,201	$245,646	504,356	426,462
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2013	December 31, 2012	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,300,690	$1,068,138	$1,071,496
Marketable securities	133,631	135,634	135,848
Accounts receivable, net	253,819	230,079	250,268
Finance receivables, net	2,010,974	1,743,045	1,854,838
Inventories	307,717	393,524	323,046
Restricted cash	212,004	188,008	188,564
Other current assets	235,636	292,508	245,807
Total current assets	4,454,471	4,050,936	4,069,867
Finance receivables, net	4,214,612	4,038,807	4,161,731
Property, plant and equipment, net	790,563	815,464	776,793
Goodwill	29,183	29,530	28,604
Other long-term assets	218,369	236,036	279,789
	$9,707,198	$9,170,773	$9,316,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$344,423	$257,386	$252,239
Accrued liabilities	450,247	513,591	535,097
Short-term debt	525,745	294,943	845,868
Current portion of long-term debt	776,274	437,162	907,389
Total current liabilities	2,096,689	1,503,082	2,540,593
Long-term debt	4,234,352	4,370,544	3,576,994
Pension liability	148,974	330,294	122,496
Postretirement healthcare liability	271,122	278,062	263,295
Other long-term liabilities	134,822	131,167	147,019
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,414	3,413	3,408
Additional paid-in-capital	1,128,079	1,066,069	1,032,430
Retained earnings	7,708,238	7,306,424	7,171,820
Accumulated other comprehensive loss	(599,190)	(607,678)	(469,556)
Treasury stock, at cost	(5,419,302)	(5,210,604)	(5,071,715)
Total shareholders' equity	2,821,239	2,557,624	2,666,387
	$9,707,198	$9,170,773	$9,316,784

	(Unaudited)		(Unaudited)
	June 30, 2013	December 31, 2012	July 1, 2012
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$461,978	$470,134	$456,285
Other assets	$4,256	$5,288	$4,401
Non-current finance receivables, net	$1,717,462	$1,631,435	$1,592,544
Restricted cash	$198,893	$176,290	$188,564
Current portion of long-term debt	$433,524	$399,477	$507,427
Long-term debt	$1,240,235	$1,048,299	$831,805
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2013	July 1, 2012
Net cash provided by operating activities (Note 3)	$389,677	$288,242
Cash flows from investing activities:
Capital expenditures	(66,589)	(60,078)
Origination of finance receivables	(1,653,232)	(1,583,572)
Collections on finance receivables	1,422,688	1,435,790
Purchases of marketable securities	(4,998)	(4,993)
Sales and redemptions of marketable securities	6,003	23,046
Other	6,667	—
Net cash used by investing activities	(289,461)	(189,807)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	397,373
Repayments of medium-term notes	(27,858)	—
Proceeds from securitization debt	647,516	91,030
Repayments of securitization debt	(423,455)	(839,401)
Net increase (decrease) in credit facilities and unsecured commercial paper	230,761	(46,629)
Borrowings of asset-backed commercial paper	47,061	—
Repayments of asset-backed commercial paper	(37,642)	—
Net change in restricted cash	(23,996)	41,091
Dividends paid	(94,213)	(71,645)
Purchase of common stock for treasury	(208,699)	(172,742)
Excess tax benefits from share-based payments	16,338	15,730
Issuance of common stock under employee stock option plans	24,677	35,337
Net cash provided (used) by financing activities	150,490	(549,856)
Effect of exchange rate changes on cash and cash equivalents	(18,154)	(4,033)
Net increase (decrease) in cash and cash equivalents	$232,552	$(455,454)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,068,138	$1,526,950
Net increase (decrease) in cash and cash equivalents	232,552	(455,454)
Cash and cash equivalents—end of period	$1,300,690	$1,071,496
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of June 30, 2013 and July 1, 2012, the condensed consolidated statements of operations for the three and six month periods then ended, the condensed consolidated statements of comprehensive income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended.
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

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012	July 1, 2012
Available-for-sale:
Corporate bonds	$133,631	$135,634	$135,848
	$133,631	$135,634	$135,848
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first half of 2013 and 2012, the Company recognized gross unrealized (losses) and gains in other comprehensive income of $(1.0) million and $0.5 million, respectively, or $(0.6) million and $0.3 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 1 to 35 months.
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012	July 1, 2012
Components at the lower of FIFO cost or market
Raw materials and work in process	$116,334	$111,335	$116,166
Motorcycle finished goods	111,188	205,660	120,199
Parts and accessories and general merchandise	126,084	122,418	131,040
Inventory at lower of FIFO cost or market	353,606	439,413	367,405
Excess of FIFO over LIFO cost	(45,889)	(45,889)	(44,359)
	$307,717	$393,524	$323,046

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$495,868	$419,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,406	85,997
Amortization of deferred loan origination costs	40,947	38,075
Amortization of financing origination fees	4,635	5,021
Provision for employee long-term benefits	33,382	34,263
Contributions to pension and postretirement plans	(189,116)	(213,648)
Stock compensation expense	21,061	22,119
Net change in wholesale finance receivables related to sales	(293,293)	(124,919)
Provision for credit losses	24,407	3,754
Loss on debt extinguishment	4,947	—
Foreign currency adjustments	18,529	8,143
Other, net	(442)	5,567
Changes in current assets and liabilities:
Accounts receivable, net	(34,787)	(34,977)
Finance receivables—accrued interest and other	699	2,912
Inventories	69,475	89,162
Accounts payable and accrued liabilities	70,721	(12,286)
Restructuring reserves	(22,790)	(9,915)
Derivative instruments	(1,557)	(1,420)
Other	63,585	(28,891)
Total adjustments	(106,191)	(131,043)
Net cash provided by operating activities	$389,677	$288,242

4. Restructuring Expense
2011 Restructuring Plans
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers by the end of 2013 (2011 New Castalloy Restructuring Plan). Since 2011, the Company has successfully transitioned a significant amount of wheel production to other existing suppliers. However, during the second quarter of 2013, the Company made a decision to retain limited operations at New Castalloy focused on the production of certain complex, high-finish wheels in a cost-effective and competitive manner. The Company also entered into a new agreement with the unionized labor force at New Castalloy.
In connection with the modified 2011 New Castalloy Restructuring Plan, the New Castalloy workforce will be reduced by approximately 100 employees, leaving approximately 100 remaining employees to support the ongoing operations. The original plan would have resulted in a workforce reduction of approximately 200 employees.
Under the modified 2011 New Castalloy Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation and other related costs. The Company expects to incur approximately $21.3 million in restructuring charges related to the transition through 2013. Approximately 35% of the $21.3 million will be non-cash charges. On a cumulative basis, the Company has incurred $20.5 million of restructuring expense under the modified 2011 New Castalloy Restructuring Plan as of June 30, 2013. This includes a benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above.

In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania (York) production facility in December 2009, and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan) result in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the previous contract. The Company expects all actions related to the 2011 Kansas City Restructuring Plan to be completed by the end of 2013.
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $6.5 million of restructuring expense under the 2011 Kansas City Restructuring Plan as of June 30, 2013 of which approximately 10% is non-cash.

The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and modified 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Six months ended June 30, 2013
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$2,259	$—	$2,259	$9,306	$—	$145	$9,451	$11,710
Restructuring expense	—	—	—	860	2,093	577	3,530	3,530
Utilized—cash	(1,283)	—	(1,283)	(4,019)	—	(589)	(4,608)	(5,891)
Utilized—non-cash	—	—	—	—	(2,093)	—	(2,093)	(2,093)
Non-cash reserve release	(376)	—	(376)	(5,250)	—	—	(5,250)	(5,626)
Balance, end of period	$600	$—	$600	$897	$—	$133	$1,030	$1,630

	Six months ended July 1, 2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	—	—	—	1,141	4,093	755	5,989	5,989
Utilized—cash	—	—	—	(312)	—	(722)	(1,034)	(1,034)
Utilized—non-cash	—	—	—	—	(4,093)	—	(4,093)	(4,093)
Non-cash reserve release	(967)	—	(967)	—	—	—	—	(967)
Balance, end of period	$3,156	$—	$3,156	$9,257	$—	$338	$9,595	$12,751
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the York, Pennsylvania facility in December 2009 and allow for similar flexibility and increased production efficiency and the addition of a flexible workforce component.
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

Under the 2010 Restructuring Plan, restructuring expenses consist of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $59.3 million of restructuring expense under the 2010 Restructuring Plan as of June 30, 2013, of which approximately 45% is non-cash.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Balance, beginning of period	$10,156	$20,361
Restructuring expense	—	3,457
Utilized—cash	(9,710)	(10,053)
Non-cash reserve release	(336)	—
Balance, end of period	$110	$13,765
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) expected to be completed at various dates between 2009 and 2013. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s announced actions include the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 Restructuring Plan results in a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. The Company expects all actions related to the 2009 Restructuring Plan to be completed by the end of 2013.
Under the 2009 Restructuring Plan, restructuring expenses consist of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. The Company expects total costs related to the 2009 Restructuring Plan to result in restructuring and impairment expenses of approximately $397.9 million, of which approximately 30% are expected to be non-cash. On a cumulative basis, the Company has incurred $395.5 million of restructuring and impairment expense under the 2009 Restructuring Plan as of June 30, 2013.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities (in thousands):

	Six months ended June 30, 2013
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$5,196	$—	$161	$5,357
Restructuring expense	—	—	1,606	1,606
Utilized—cash	(1,613)	—	(1,591)	(3,204)
Utilized—non-cash	—	—	—	—
Non-cash reserve release	(1,533)	—	—	(1,533)
Balance, end of period	$2,050	$—	$176	$2,226

	Six months ended July 1, 2012
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	331	—	10,888	11,219
Utilized—cash	(1,878)	—	(10,888)	(12,766)
Utilized—non-cash	—	—	—	—
Non-cash reserve release	(2,027)	—	—	(2,027)
Balance, end of period	$6,515	$—	$—	$6,515
Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the first six months of 2013, the Company released a portion of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred.
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

Finance receivables, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012	July 1, 2012
Retail	$5,248,289	$5,073,115	$5,225,779
Wholesale	1,088,621	816,404	905,038
	6,336,910	5,889,519	6,130,817
Allowance for credit losses	(111,324)	(107,667)	(114,248)
	$6,225,586	$5,781,852	$6,016,569
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 30, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$98,542	$8,250	$106,792
Provision for credit losses	11,993	(696)	11,297
Charge-offs	(18,166)	—	(18,166)
Recoveries	11,401	—	11,401
Balance, end of period	$103,770	$7,554	$111,324
	Three months ended July 1, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$112,857	$9,646	$122,503
Provision for credit losses	(3,681)	(1,578)	(5,259)
Charge-offs	(17,054)	—	(17,054)
Recoveries	14,058	—	14,058
Balance, end of period	$106,180	$8,068	$114,248
	Six months ended June 30, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	23,078	1,329	24,407
Charge-offs	(43,409)	—	(43,409)
Recoveries	22,659	—	22,659
Balance, end of period	$103,770	$7,554	$111,324
	Six months ended July 1, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	5,023	(1,269)	3,754
Charge-offs	(42,906)	—	(42,906)
Recoveries	27,951	—	27,951
Balance, end of period	$106,180	$8,068	$114,248
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	June 30, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	103,770	7,554	111,324
Total allowance for credit losses	$103,770	$7,554	$111,324
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,248,289	1,088,621	6,336,910
Total finance receivables	$5,248,289	$1,088,621	$6,336,910
	December 31, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	101,442	6,225	107,667
Total allowance for credit losses	$101,442	$6,225	$107,667
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,073,115	816,404	5,889,519
Total finance receivables	$5,073,115	$816,404	$5,889,519
	July 1, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,180	8,068	114,248
Total allowance for credit losses	$106,180	$8,068	$114,248
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,225,779	905,038	6,130,817
Total finance receivables	$5,225,779	$905,038	$6,130,817

There were no wholesale finance receivables at June 30, 2013, December 31, 2012, or July 1, 2012 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 30, 2013, December 31, 2012 and July 1, 2012, all retail finance receivables were accounted for as interest-earning receivables, of which $13.9 million, $27.6 million and $14.8 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at June 30, 2013, December 31, 2012 or July 1, 2012. At June 30, 2013, December 31, 2012 and July 1, 2012, $0.2 million, $0.4 million, and $0.6 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	June 30, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,119,572	$90,790	$24,023	$13,904	$128,717	$5,248,289
Wholesale	1,087,607	507	281	226	1,014	1,088,621
Total	$6,207,179	$91,297	$24,304	$14,130	$129,731	$6,336,910
	December 31, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,894,675	$113,604	$37,239	$27,597	$178,440	$5,073,115
Wholesale	814,706	984	278	436	1,698	816,404
Total	$5,709,381	$114,588	$37,517	$28,033	$180,138	$5,889,519
	July 1, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,101,847	$84,858	$24,247	$14,827	$123,932	$5,225,779
Wholesale	902,891	1,125	468	554	2,147	905,038
Total	$6,004,738	$85,983	$24,715	$15,381	$126,079	$6,130,817
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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	June 30, 2013	December 31, 2012	July 1, 2012
Prime	$4,128,450	$4,035,584	$4,181,527
Sub-prime	1,119,839	1,037,531	1,044,252
Total	$5,248,289	$5,073,115	$5,225,779
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	June 30, 2013	December 31, 2012	July 1, 2012
Doubtful	$3,958	$8,107	$9,467
Substandard	14,187	2,593	5,902
Special Mention	2,929	3,504	7,897
Medium Risk	10,041	8,451	808
Low Risk	1,057,506	793,749	880,964
Total	$1,088,621	$816,404	$905,038
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

The following table shows the assets and liabilities related to our asset-backed financings that were included in our financial statements (in thousands):

	June 30, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,223,167	$(43,727)	$198,893	$4,082	$2,382,415	$1,673,759
Asset-backed U.S. commercial paper conduit facility	—	—	—	174	174	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	202,894	(3,547)	13,111	109	212,567	175,229
	$2,426,061	$(47,274)	$212,004	$4,365	$2,595,156	$1,848,988

	December 31, 2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,143,708	$(42,139)	$176,290	$4,869	$2,282,728	$1,447,776
Asset-backed U.S. commercial paper conduit facility	—	—	—	419	419	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	194,285	(3,432)	11,718	255	202,826	175,658
	$2,337,993	$(45,571)	$188,008	$5,543	$2,485,973	$1,623,434

	July 1, 2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,082,375	$(41,781)	$187,782	$4,243	$2,232,619	$1,339,232
Asset-backed U.S. commercial paper conduit facility	8,403	(168)	782	158	9,175	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	—	—	—	—	—	—
	$2,090,778	$(41,949)	$188,564	$4,401	$2,241,794	$1,339,232
Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Cash and cash equivalent balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2013 to 2020.
During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction.
During the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. At June 30, 2013 and July 1, 2012, the unaccreted premium associated with the issuance of these notes was $0.7 million and $1.8 million, respectively. There was no additional term asset-backed securitization activity for the six months ended June 30, 2013 or July 1, 2012.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2012, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by a SPE as collateral. The amended agreement has terms that are similar to those of the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the U.S. Conduit has an expiration date of September 13, 2013.
The SPE had no borrowings outstanding under the U.S. Conduit at June 30, 2013, December 31, 2012 or July 1, 2012; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2013, HDFS amended its agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). The amended agreement has terms that are similar to those of the original agreement, entered into in August 2012, and is for the same amount. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200.0 million. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit expires on June 30, 2014. The contractual maturity of the debt is approximately 5 years.
HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE. HDFS' maximum exposure to loss associated with this unconsolidated VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $37.3 million at June 30, 2013. The maximum exposure is not an indication of the Company's expected loss exposure.
During the second quarter of 2013, HDFS transferred $53.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $47.1 million. There were no other transfers of receivables for the six months ended June 30, 2013.

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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,092,522	$643,140	$449,382	$—
Marketable securities	133,631	—	133,631	—
Derivatives	11,214	—	11,214	—
	$1,237,367	$643,140	$594,227	$—
Liabilities:
Derivatives	$570	$—	$570	$—
	December 31, 2012
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$852,979	$690,691	$162,288	$—
Marketable securities	135,634	—	135,634	—
Derivatives	317	—	317	—
	$988,930	$690,691	$298,239	$—
Liabilities:
Derivatives	$7,920	$—	$7,920	$—
	July 1, 2012
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$764,147	$578,567	$185,580	$—
Marketable securities	135,848	—	135,848	—
Derivatives	8,879	—	8,879	—
	$908,874	$578,567	$330,307	$—
Liabilities:
Derivatives	$2,042	$—	$2,042	$—

The hierarchy classification for cash equivalents, as of July 1, 2012, totaling $186 million has been revised from Level 1 to Level 2.

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	June 30, 2013		December 31, 2012		July 1, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,300,690	$1,300,690	$1,068,138	$1,068,138	$1,071,496	$1,071,496
Marketable securities	$133,631	$133,631	$135,634	$135,634	$135,848	$135,848
Accounts receivable, net	$253,819	$253,819	$230,079	$230,079	$250,268	$250,268
Derivatives	$11,214	$11,214	$317	$317	$8,879	$8,879
Finance receivables, net	$6,314,282	$6,225,586	$5,861,442	$5,781,852	$6,099,619	$6,016,569
Restricted cash	$212,004	$212,004	$188,008	$188,008	$188,564	$188,564
Liabilities:
Accounts payable	$344,423	$344,423	$257,386	$257,386	$252,239	$252,239
Derivatives	$570	$570	$7,920	$7,920	$2,042	$2,042
Unsecured commercial paper	$525,745	$525,745	$294,943	$294,943	$845,868	$845,868
Global credit facilities	$—	$—	$—	$—	$143,792	$143,792
Asset-backed Canadian commercial paper conduit facility	$175,229	$175,229	$175,658	$175,658	$—	$—
Medium-term notes	$3,100,162	$2,858,638	$3,199,548	$2,881,272	$2,967,112	$2,698,359
Senior unsecured notes	$325,705	$303,000	$338,594	$303,000	$360,791	$303,000
Term asset-backed securitization debt	$1,673,645	$1,673,759	$1,457,807	$1,447,776	$1,345,452	$1,339,232
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 7). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value, and any changes in fair value are recorded in current period earnings.
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company utilizes foreign currency contracts to mitigate the effects of certain currencies’ fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company utilizes commodity contracts to hedge portions of the cost of certain commodities consumed in the Company’s motorcycle production and distribution operations.
The Company’s foreign currency contracts and commodity contracts generally have maturities of less than one year.
The Company’s earnings are affected by changes in interest rates. HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The swaps expired during the second quarter of 2013. As of June 30, 2013, HDFS had no interest rate swaps outstanding. The fair value of HDFS’s interest rate swaps at December 31, 2012 and July 1, 2012 was determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	June 30, 2013			December 31, 2012			July 1, 2012
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)
Foreign currency contracts(c)	$333,407	$11,214	$29	$345,021	$169	$6,850	$244,221	$8,879	$1,027
Commodity contracts(c)	1,226	—	99	1,064	148	683	1,066	—	33
Interest rate swaps(c)	—	—	—	35,800	—	373	41,600	—	982
Total	$334,633	$11,214	$128	$381,885	$317	$7,906	$286,887	$8,879	$2,042
	June 30, 2013			December 31, 2012			July 1, 2012
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$11,958	$—	$442	$16,237	$—	$14	$4,346	$—	$—
	$11,958	$—	$442	$16,237	$—	$14	$4,346	$—	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Before Tax Recognized in OCI
	Three months ended		Six Months Ended
Cash Flow Hedges	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Foreign currency contracts	$723	$10,309	$16,444	$4,095
Commodity contracts	(231)	(109)	(72)	(424)
Interest rate swaps	—	(9)	(2)	(24)
Total	$492	$10,191	$16,370	$3,647

	Amount of Gain/(Loss) Before Tax Reclassified from AOCI into Income
	Three months ended		Six Months Ended		Expected to be Reclassified
Cash Flow Hedges	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	Over the Next Twelve Months
Foreign currency contracts(a)	$753	$9,683	$13	$12,104	$10,700
Commodity contracts(a)	(34)	(337)	13	(656)	(99)
Interest rate swaps(b)	(82)	(968)	(345)	(1,935)	—
Total	$637	$8,378	$(319)	$9,513	$10,601

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Before Tax Recognized in Income on Derivative
	Three months ended		Six Months Ended
Derivatives	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Commodity contracts	$21	$—	$(609)	$—
Total	$21	$—	$(609)	$—

For the three and six months ended June 30, 2013 and July 1, 2012, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
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
10. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended June 30, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$40,765	$433	$6,764	$(645,614)	$(597,652)
Other comprehensive income (loss) before reclassifications	(12,380)	(608)	492	—	(12,496)
Income tax	1,076	225	(182)	—	1,119
Net other comprehensive income before reclassifications	(11,304)	(383)	310	—	(11,377)
Reclassifications:
Realized (gains) losses - marketable securities (a)		—			—
Realized (gains) losses - foreign currency contracts(b)			(753)		(753)
Realized (gains) losses - commodities contracts(b)			34		34
Realized (gains) losses - interest rate swaps(c)			82		82
Prior service credits(d)				(526)	(526)
Actuarial losses(d)				16,789	16,789
Total before tax	—	—	(637)	16,263	15,626
Income tax (benefit) expense	—	—	237	(6,024)	(5,787)
Net reclassifications	—	—	(400)	10,239	9,839
Other comprehensive (loss) income	(11,304)	(383)	(90)	10,239	(1,538)
Ending Balance	$29,461	$50	$6,674	$(635,375)	$(599,190)

	Three months ended July 1, 2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$54,596	$1,340	$1,481	$(525,369)	$(467,952)
Other comprehensive income (loss) before reclassifications	(10,559)	(1,088)	10,191	—	(1,456)
Income tax	534	403	(3,775)	—	(2,838)
Net other comprehensive income before reclassifications	(10,025)	(685)	6,416	—	(4,294)
Reclassifications:
Realized (gains) losses - marketable securities (a)		—			—
Realized (gains) losses - foreign currency contracts(b)			(9,683)		(9,683)
Realized (gains) losses - commodities contracts(b)			337		337
Realized (gains) losses - interest rate swaps(c)			968		968
Prior service credits(d)				(223)	(223)
Actuarial losses(d)				12,824	12,824
Total before tax	—	—	(8,378)	12,601	4,223
Income tax (benefit) expense	—	—	3,135	(4,668)	(1,533)
Net reclassifications	—	—	(5,243)	7,933	2,690
Other comprehensive (loss) income	(10,025)	(685)	1,173	7,933	(1,604)
Ending Balance	$44,571	$655	$2,654	$(517,436)	$(469,556)

	Six months ended June 30, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive income (loss) before reclassifications	(23,852)	(996)	16,370	—	(8,478)
Income tax	1,978	369	(6,063)	—	(3,716)
Net other comprehensive income before reclassifications	(21,874)	(627)	10,307	—	(12,194)
Reclassifications:
Realized (gains) losses - marketable securities (a)		—			—
Realized (gains) losses - foreign currency contracts(b)			(13)		(13)
Realized (gains) losses - commodities contracts(b)			(13)		(13)
Realized (gains) losses - interest rate swaps(c)			345		345
Prior service credits(d)				(1,052)	(1,052)
Actuarial losses(d)				33,578	33,578
Total before tax	—	—	319	32,526	32,845
Income tax (benefit) expense	—	—	(115)	(12,048)	(12,163)
Net reclassifications	—	—	204	20,478	20,682
Other comprehensive (loss) income	(21,874)	(627)	10,511	20,478	8,488
Ending Balance	$29,461	$50	$6,674	$(635,375)	$(599,190)

	Six months ended July 1, 2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$49,935	$327	$6,307	$(533,302)	$(476,733)
Other comprehensive income (loss) before reclassifications	(5,301)	521	3,647	—	(1,133)
Income tax	(63)	(193)	(1,352)	—	(1,608)
Net other comprehensive income before reclassifications	(5,364)	328	2,295	—	(2,741)
Reclassifications:
Realized (gains) losses - marketable securities (a)		—			—
Realized (gains) losses - foreign currency contracts(b)			(12,104)		(12,104)
Realized (gains) losses - commodities contracts(b)			656		656
Realized (gains) losses - interest rate swaps(c)			1,935		1,935
Prior service credits(d)				(448)	(448)
Actuarial losses(d)				25,648	25,648
Total before tax	—	—	(9,513)	25,200	15,687
Income tax (benefit) expense	—	—	3,565	(9,334)	(5,769)
Net reclassifications	—	—	(5,948)	15,866	9,918
Other comprehensive (loss) income	(5,364)	328	(3,653)	15,866	7,177
Ending Balance	$44,571	$655	$2,654	$(517,436)	$(469,556)

(a)	Amounts reclassified to net income are included in investment income.

(b)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(c)	Amounts reclassified to net income are presented in financial services interest expense.

(d)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
11. Income Taxes
The Company’s 2013 income tax rate for the six months ended June 30, 2013 was 34.8% compared to 35.3% for the same period last year. The Company's 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013. The Company recorded the benefit of the Research and Development tax credit for the full year of 2012 in the first quarter of 2013 and, through six months of 2013, half of the benefit of the 2013 tax credit.
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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Balance, beginning of period	$67,709	$57,102	$60,263	$54,994
Warranties issued during the period	19,401	17,127	34,521	32,618
Settlements made during the period	(16,702)	(18,549)	(28,340)	(33,086)
Recalls and changes to pre-existing warranty liabilities	(2)	12,121	3,962	13,275
Balance, end of period	$70,406	$67,801	$70,406	$67,801
The liability for safety recall campaigns was $3.0 million, $4.6 million and $6.7 million as of June 30, 2013, December 31, 2012 and July 1, 2012, respectively.

13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Numerator:
Net income used in computing basic and diluted earnings per share	$271,739	$247,250	$495,868	$419,285
Denominator:
Denominator for basic earnings per share- weighted-average common shares	223,052	228,838	223,737	228,914
Effect of dilutive securities—employee stock compensation plan	1,418	2,085	1,569	2,190
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	224,470	230,923	225,306	231,104
Earnings per common share
Basic	$1.22	$1.08	$2.22	$1.83
Diluted	$1.21	$1.07	$2.20	$1.81
Outstanding options to purchase 1.2 million and 2.1 million shares of common stock for the three months ended June 30, 2013 and July 1, 2012, respectively, and 1.3 million and 2.3 million shares of common stock for the six months ended June 30, 2013 and July 1, 2012, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ending June 30, 2013 and July 1, 2012, respectively.

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

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Pension and SERPA Benefits
Service cost	$8,997	$8,420	$17,994	$16,840
Interest cost	19,752	20,816	39,564	41,632
Expected return on plan assets	(31,832)	(29,277)	(63,664)	(58,555)
Amortization of unrecognized:
Prior service cost	437	740	874	1,479
Net loss	14,652	10,969	29,304	21,937
Net periodic benefit cost	$12,006	$11,668	$24,072	$23,333
Postretirement Healthcare Benefits
Service cost	$1,965	$1,853	$3,930	$3,706
Interest cost	3,900	4,578	7,800	9,155
Expected return on plan assets	(2,384)	(2,356)	(4,768)	(4,712)
Amortization of unrecognized:
Prior service credit	(963)	(963)	(1,926)	(1,927)
Net loss	2,137	1,855	4,274	3,711
Net periodic benefit cost	$4,655	$4,967	$9,310	$9,933
During the first six months of 2013 and 2012, the Company voluntarily contributed $175 million and $200 million, respectively, in cash to further fund its pension plans. No additional pension contributions are required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Motorcycles net revenue	$1,631,466	$1,569,047	$3,045,714	$2,842,416
Gross profit	601,870	563,817	1,121,312	1,020,327
Selling, administrative and engineering expense	249,502	248,038	489,245	485,033
Restructuring expense	(5,297)	6,220	(2,359)	17,671
Operating income from Motorcycles	357,665	309,559	634,426	517,623
Financial services revenue	162,841	160,613	319,806	316,935
Financial services expense	88,685	78,659	174,105	167,587
Operating income from Financial Services	74,156	81,954	145,701	149,348
Operating income	$431,821	$391,513	$780,127	$666,971

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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.4 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be paid primarily over a period of several years ending in 2017 although certain Response Costs may continue for some time beyond 2017.
Product Liability Matters:
The Company is involved in product liability lawsuits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

17. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Three months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,634,165	$—	$(2,699)	$1,631,466
Financial services	—	163,335	(494)	162,841
Total revenue	1,634,165	163,335	(3,193)	1,794,307
Costs and expenses:
Motorcycles and related products cost of goods sold	1,029,596	—	—	1,029,596
Financial services interest expense	—	45,506	—	45,506
Financial services provision for credit losses	—	11,297	—	11,297
Selling, administrative and engineering expense	249,996	34,581	(3,193)	281,384
Restructuring expense	(5,297)	—	—	(5,297)
Total costs and expenses	1,274,295	91,384	(3,193)	1,362,486
Operating income	359,870	71,951	—	431,821
Investment income	1,770	—	—	1,770
Interest expense	11,238	—	—	11,238
Income before provision for income taxes	350,402	71,951	—	422,353
Provision for income taxes	124,271	26,343	—	150,614
Net income	$226,131	$45,608	$—	$271,739
	Six months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,050,974	$—	$(5,260)	$3,045,714
Financial services	—	320,632	(826)	319,806
Total revenue	3,050,974	320,632	(6,086)	3,365,520
Costs and expenses:
Motorcycles and related products cost of goods sold	1,924,402	—	—	1,924,402
Financial services interest expense	—	86,060	—	86,060
Financial services provision for credit losses	—	24,407	—	24,407
Selling, administrative and engineering expense	490,071	68,898	(6,086)	552,883
Restructuring expense	(2,359)	—	—	(2,359)
Total costs and expenses	2,412,114	179,365	(6,086)	2,585,393
Operating income	638,860	141,267	—	780,127
Investment income	188,385	—	(185,000)	3,385
Interest expense	22,629	—	—	22,629
Income before provision for income taxes	804,616	141,267	(185,000)	760,883
Provision for income taxes	213,557	51,458	—	265,015
Net income	$591,059	$89,809	$(185,000)	$495,868

	Three months ended July 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,572,003	$—	$(2,956)	$1,569,047
Financial services	—	160,843	(230)	160,613
Total revenue	1,572,003	160,843	(3,186)	1,729,660
Costs and expenses:
Motorcycles and related products cost of goods sold	1,005,230	—	—	1,005,230
Financial services interest expense	—	48,712	—	48,712
Financial services provision for credit losses	—	(5,259)	—	(5,259)
Selling, administrative and engineering expense	248,268	38,162	(3,186)	283,244
Restructuring expense	6,220	—	—	6,220
Total costs and expenses	1,259,718	81,615	(3,186)	1,338,147
Operating income	312,285	79,228	—	391,513
Investment income	2,231	—	—	2,231
Interest expense	11,595	—	—	11,595
Income before provision for income taxes	302,921	79,228	—	382,149
Provision for income taxes	106,377	28,522	—	134,899
Net income	$196,544	$50,706	$—	$247,250
	Six months ended July 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$2,847,786	$—	$(5,370)	$2,842,416
Financial services	—	316,749	186	316,935
Total revenue	2,847,786	316,749	(5,184)	3,159,351
Costs and expenses:
Motorcycles and related products cost of goods sold	1,822,089	—	—	1,822,089
Financial services interest expense	—	99,968	—	99,968
Financial services provision for credit losses	—	3,754	—	3,754
Selling, administrative and engineering expense	484,847	69,235	(5,184)	548,898
Restructuring expense	17,671	—	—	17,671
Total costs and expenses	2,324,607	172,957	(5,184)	2,492,380
Operating income	523,179	143,792	—	666,971
Investment income	229,164	—	(225,000)	4,164
Interest expense	23,090	—	—	23,090
Income before provision for income taxes	729,253	143,792	(225,000)	648,045
Provision for income taxes	176,995	51,765	—	228,760
Net income	$552,258	$92,027	$(225,000)	$419,285

	June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$935,095	$365,595	$—	$1,300,690
Marketable securities	133,631	—	—	133,631
Accounts receivable, net	956,619	—	(702,800)	253,819
Finance receivables, net	—	2,010,974	—	2,010,974
Inventories	307,717	—	—	307,717
Restricted cash	—	212,004	—	212,004
Other current assets	175,231	60,405	—	235,636
Total current assets	2,508,293	2,648,978	(702,800)	4,454,471
Finance receivables, net	—	4,214,612	—	4,214,612
Property, plant and equipment, net	758,674	31,889	—	790,563
Goodwill	29,183	—	—	29,183
Other long-term assets	277,409	18,011	(77,051)	218,369
	$3,573,559	$6,913,490	$(779,851)	$9,707,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,363	$756,860	$(702,800)	$344,423
Accrued liabilities	392,613	61,015	(3,381)	450,247
Short-term debt	—	525,745	—	525,745
Current portion of long-term debt	303,000	473,274	—	776,274
Total current liabilities	985,976	1,816,894	(706,181)	2,096,689
Long-term debt	—	4,234,352	—	4,234,352
Pension liability	148,974	—	—	148,974
Postretirement healthcare benefits	271,122	—	—	271,122
Other long-term liabilities	116,645	18,177	—	134,822
Shareholders’ equity	2,050,842	844,067	(73,670)	2,821,239
	$3,573,559	$6,913,490	$(779,851)	$9,707,198

	December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$727,716	$340,422	$—	$1,068,138
Marketable securities	135,634	—	—	135,634
Accounts receivable, net	781,642	—	(551,563)	230,079
Finance receivables, net	—	1,743,045	—	1,743,045
Inventories	393,524	—	—	393,524
Restricted cash	—	188,008	—	188,008
Other current assets	230,905	57,609	3,994	292,508
Total current assets	2,269,421	2,329,084	(547,569)	4,050,936
Finance receivables, net	—	4,038,807	—	4,038,807
Property, plant and equipment, net	783,068	32,396	—	815,464
Goodwill	29,530	—	—	29,530
Other long-term assets	292,764	19,468	(76,196)	236,036
	$3,374,783	$6,419,755	$(623,765)	$9,170,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,064	$587,885	$(551,563)	$257,386
Accrued liabilities	439,144	74,447	—	513,591
Short-term debt	—	294,943	—	294,943
Current portion of long-term debt	—	437,162	—	437,162
Total current liabilities	660,208	1,394,437	(551,563)	1,503,082
Long-term debt	303,000	4,067,544	—	4,370,544
Pension liability	330,294	—	—	330,294
Postretirement healthcare benefits	278,062	—	—	278,062
Other long-term liabilities	114,476	16,691	—	131,167
Shareholders’ equity	1,688,743	941,083	(72,202)	2,557,624
	$3,374,783	$6,419,755	$(623,765)	$9,170,773

	July 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$725,909	$345,587	$—	$1,071,496
Marketable securities	135,848	—	—	135,848
Accounts receivable, net	885,797	—	(635,529)	250,268
Finance receivables, net	—	1,854,838	—	1,854,838
Inventories	323,046	—	—	323,046
Restricted cash	—	188,564	—	188,564
Other current assets	182,464	63,343	—	245,807
Total current assets	2,253,064	2,452,332	(635,529)	4,069,867
Finance receivables, net	—	4,161,731	—	4,161,731
Property, plant and equipment, net	747,133	29,660	—	776,793
Goodwill	28,604	—	—	28,604
Other long-term assets	335,811	17,956	(73,978)	279,789
	$3,364,612	$6,661,679	$(709,507)	$9,316,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,891	$689,877	$(635,529)	$252,239
Accrued liabilities	466,808	71,756	(3,467)	535,097
Short-term debt	—	845,868	—	845,868
Current portion of long-term debt	—	907,389	—	907,389
Total current liabilities	664,699	2,514,890	(638,996)	2,540,593
Long-term debt	303,000	3,273,994	—	3,576,994
Pension liability	122,496	—	—	122,496
Postretirement healthcare liability	263,295	—	—	263,295
Other long-term liabilities	131,754	15,265	—	147,019
Shareholders’ equity	1,879,368	857,530	(70,511)	2,666,387
	$3,364,612	$6,661,679	$(709,507)	$9,316,784

	Six months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net Income	$591,059	89,809	$(185,000)	$495,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	80,592	2,814	—	83,406
Amortization of deferred loan origination costs	—	40,947	—	40,947
Amortization of financing origination fees	237	4,398	—	4,635
Provision for employee long-term benefits	33,382	—	—	33,382
Contributions to pension and postretirement plans	(189,116)	—	—	(189,116)
Stock compensation expense	19,592	1,469	—	21,061
Net change in wholesale finance receivables	—	—	(293,293)	(293,293)
Provision for credit losses	—	24,407	—	24,407
Loss on debt extinguishment	—	4,947	—	4,947
Foreign currency adjustments	18,529	—	—	18,529
Other, net	(647)	205	—	(442)
Change in current assets and current liabilities:
Accounts receivable	(286,024)	—	251,237	(34,787)
Finance receivables—accrued interest and other	—	699	—	699
Inventories	69,475	—	—	69,475
Accounts payable and accrued liabilities	63,605	258,353	(251,237)	70,721
Restructuring reserves	(22,790)	—	—	(22,790)
Derivative instruments	(1,529)	(28)	—	(1,557)
Other	65,613	(2,028)	—	63,585
Total adjustments	(149,081)	336,183	(293,293)	(106,191)
Net cash provided by (used by) operating activities	441,978	425,992	(478,293)	389,677

	Six months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(64,282)	(2,307)	—	(66,589)
Origination of finance receivables	—	(4,019,925)	2,366,693	(1,653,232)
Collections of finance receivables	—	3,496,088	(2,073,400)	1,422,688
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	6,003	—	—	6,003
Other	6,667	—	—	6,667
Net cash (used by) provided by investing activities	(56,610)	(526,144)	293,293	(289,461)
Cash flows from financing activities:
Repayments of medium-term notes	—	(27,858)	—	(27,858)
Loan to HDFS	100,000	(100,000)	—	—
Proceeds from securitization of debt	—	647,516	—	647,516
Repayments of securitization debt	—	(423,455)	—	(423,455)
Net decrease in credit facilities and unsecured commercial paper	—	230,761	—	230,761
Borrowings of asset-backed commercial paper	—	47,061	—	47,061
Repayments of asset-backed commercial paper	—	(37,642)	—	(37,642)
Net change in restricted cash	—	(23,996)	—	(23,996)
Dividends paid	(94,213)	(185,000)	185,000	(94,213)
Purchase of common stock for treasury	(208,699)	—	—	(208,699)
Excess tax benefits from share based payments	16,338	—	—	16,338
Issuance of common stock under employee stock option plans	24,677	—	—	24,677
Net cash used by financing activities	(161,897)	127,387	185,000	150,490
Effect of exchange rate changes on cash and cash equivalents	(16,092)	(2,062)	—	(18,154)
Net (decrease) increase in cash and cash equivalents	$207,379	$25,173	$—	$232,552
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	207,379	25,173	—	232,552
Cash and cash equivalents—end of period	$935,095	$365,595	$—	$1,300,690

	Six months ended July 1, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$552,258	$92,027	$(225,000)	$419,285
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82,954	3,043	—	85,997
Amortization of deferred loan origination costs	—	38,075	—	38,075
Amortization of financing origination fees	237	4,784	—	5,021
Provision for employee long-term benefits	33,236	1,027	—	34,263
Contributions to pension and postretirement plans	(213,648)	—	—	(213,648)
Stock compensation expense	20,539	1,580	—	22,119
Net change in wholesale finance receivables	—	—	(124,919)	(124,919)
Provision for credit losses	—	3,754	—	3,754
Foreign currency adjustments	8,143	—	—	8,143
Other, net	1,275	4,292	—	5,567
Change in current assets and current liabilities:
Accounts receivable	(295,930)	—	260,953	(34,977)
Finance receivables—accrued interest and other	—	2,912	—	2,912
Inventories	89,162	—	—	89,162
Accounts payable and accrued liabilities	(22,227)	270,894	(260,953)	(12,286)
Restructuring reserves	(9,915)	—	—	(9,915)
Derivative instruments	(1,293)	(127)	—	(1,420)
Other	(25,286)	(3,605)	—	(28,891)
Total adjustments	(332,753)	326,629	(124,919)	(131,043)
Net cash provided by (used by) operating activities	219,505	418,656	(349,919)	288,242
Cash flows from investing activities:
Capital expenditures	(57,504)	(2,574)	—	(60,078)
Origination of finance receivables	—	(3,766,621)	2,183,049	(1,583,572)
Collections of finance receivables	—	3,493,920	(2,058,130)	1,435,790
Purchases of marketable securities	(4,993)	—	—	(4,993)
Sales and redemptions of marketable securities	23,046	—	—	23,046
Net cash (used by) provided by investing activities	(39,451)	(275,275)	124,919	(189,807)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	397,373	—	397,373
Loan to HDFS	(200,000)	200,000	—	—
Proceeds from securitization debt	—	91,030	—	91,030
Repayments of securitization debt	—	(839,401)	—	(839,401)
Net decrease in credit facilities and unsecured commercial paper	—	(46,629)	—	(46,629)
Net change in restricted cash	—	41,091	—	41,091
Dividends paid	(71,645)	(225,000)	225,000	(71,645)
Purchase of common stock for treasury	(172,742)	—	—	(172,742)
Excess tax benefits from share based payments	15,730	—	—	15,730
Issuance of common stock under employee stock option plans	35,337	—	—	35,337
Net cash (used by) provided by financing activities	(393,320)	(381,536)	225,000	(549,856)
Effect of exchange rate changes on cash and cash equivalents	(4,155)	122	—	(4,033)
Net (decrease) increase in cash and cash equivalents	$(217,421)	$(238,033)	$—	$(455,454)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$943,330	$583,620	$—	$1,526,950
Net (decrease) increase in cash and cash equivalents	(217,421)	(238,033)	—	(455,454)
Cash and cash equivalents—end of period	$725,909	$345,587	$—	$1,071,496

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
Overview
The Company’s net income was $271.7 million, or $1.21 per diluted share, for the second quarter of 2013 compared to $247.3 million, or $1.07 per diluted share, in the second quarter of 2012. Operating income from Motorcycles was up $48.1 million or 15.5% from last year’s second quarter driven by an increase in wholesale shipments, higher gross margin and lower restructuring costs. Operating income from Financial Services in the second quarter of 2013 was $74.2 million, compared to $82.0 million in the year-ago quarter. The decrease in 2013 operating income was driven by a higher provision for credit losses as the 2012 provision for credit losses benefited from a credit loss allowance release. In the second quarter of 2013, financial services results reflected a lower cost of funds as compared to the prior year.
During the second quarter of 2013, worldwide independent dealer retail sales of new Harley-Davidson motorcycles increased 5.2% compared to the same period in 2012, including a 4.4% increase in the U.S. and a 6.7% increase in international markets. In the U.S., retail sales growth improved in the second quarter of 2013 after being down 12.7% in the first quarter due to the strength of last year's first quarter, which the Company believes benefited from an abnormally mild and early spring season across the U.S. in 2012. Despite the improvement in U.S. retail sales, the Company believes retail sales during the second quarter of 2013 were negatively impacted by cooler and wetter than normal weather conditions in much of the U.S.
Internationally, retail sales growth also improved in the second quarter after being down 1.8% in the first quarter of 2013. In the second quarter of 2013, retail sales were up 12.3% in the Asia Pacific region, 39.2% in the Latin America region, 3.6% in Canada and 1.0% in the Europe, Middle East and Africa (EMEA) region. EMEA retail sales were up despite continued weak economic conditions in Europe.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (August 8, 2013), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On July 25, 2013 the Company provided the following information concerning its expectations for the remainder of 2013.
Looking forward, the Company expects performance in the second half of 2013 to benefit from significantly improved product availability relative to the second half of 2012, the introduction of a very exciting line of model year 2014 motorcycles in August 2013, and relatively low 2012 second-half retail sales comparisons. Retail sales in the second half of 2012 were up modestly, increasing 2.3%, relative to the second half of 2011. As a result, the Company reaffirmed its expectation to ship 259,000 to 264,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2013. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 51,000 to 56,000 motorcycles in the third quarter of 2013, in line with shipments in the third quarter of 2012 of 52,793 motorcycles.
However, based on the Company's belief that retail sales during the second quarter of 2013 were negatively impacted by cooler and wetter than normal weather conditions in much of the U.S., the Company estimates that a portion of the 2013 volume that was lost in the second quarter will not be recovered by the end of 2013. Consequently, this will put pressure on the Company's ability to reach the high end of its shipment guidance. The Company also continues to remain cautious about the U.S. economy and the ongoing economic challenges in Europe. The European economy continues to experience low consumer confidence, high unemployment and constrained credit.
The Company re-affirmed its 2013 full-year gross margin expectation to be between 35.25% and 36.25%.
The Company continues to believe that operating income from financial services in 2013 will be modestly lower than 2012 as the business benefited from approximately $17 million in credit loss allowance releases in 2012 which may not repeat in 2013. The Company also expects that increased competition will continue to put pressure on HDFS' operating income in 2013. Additionally, the Company expects modestly higher credit losses in 2013 due to lower recoveries resulting from lower charge-offs in prior periods, changing consumer behavior and HDFS' funding of additional prudently structured near-prime and sub-prime loans. Finally, key benchmark interest rates increased sharply during the second quarter of 2013. The Company believes HDFS is well-positioned for a changing interest rate environment given its diversified funding portfolio which should delay the full impact of interest rate increases over several years. The Company expects only a minimal impact from changes in key benchmark interest rates in 2013, but that rising interest rates will result in some compression of HDFS operating margins over time.
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
Restructuring Activities(1)
2011 Restructuring Plan
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers by the end of 2013. Since 2011, the Company has successfully transitioned a significant amount of wheel production to other existing suppliers. However, during the second quarter of 2013 the Company made a decision to retain limited operations at New Castalloy focused on the production of certain complex, high-finish wheels in a cost-effective and competitive manner. The Company also entered into a new agreement with the unionized labor force at New Castalloy.
In connection with the modified 2011 New Castalloy restructuring plan, the New Castalloy workforce will be reduced by approximately 100 employees, leaving approximately 100 remaining employees to support the ongoing operations.. The original plan would have resulted in a workforce reduction of approximately 200 employees.
In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri (Kansas City) ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York production facility in December 2009 and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.

The 2011 Kansas City restructuring plan results in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the previous contract. The Company expects all actions related to the 2011 Kansas City Restructuring Plan to be completed by the end of 2013.
2010 Restructuring Plan

In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the York facility in December 2009 and allow for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
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
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions expected to be completed at various dates between 2009 and 2013. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s announced actions include the restructuring and transformation of the York facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company implemented projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 restructuring plan results in a reduction of approximately 2,700 to 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment. The Company expects all actions related to the 2009 Restructuring Plan to be completed by the end of 2013.
Restructuring Costs and Savings
During the first half of 2013, the Company incurred a $2.4 million restructuring benefit related to its combined restructuring plan activities. This includes approximately $5 million of benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above. The 2013 benefit is a slight offset to $484.3 million in restructuring and impairment expense incurred in prior years since the restructuring activities were initiated in 2009. On July 25, 2013, the Company provided a revised estimate for restructuring expenses related to its combined restructuring plan activities that it expects to incur from 2009 to 2013 of $485 million. The revised estimate reflects the impact of the Company's modified plan for New Castalloy. The Company continues to expect approximately 35% of those amounts to be non-cash. The estimated restructuring expense includes an estimate that the Company will incur $3 million of restructuring expenses in 2013 which was revised from the previous estimate of $13 million.The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

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

Results of Operations for the Three Months Ended June 30, 2013
Compared to the Three Months Ended July 1, 2012
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 30, 2013	July 1, 2012	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$357,665	$309,559	$48,106	15.5%
Operating income from financial services	74,156	81,954	(7,798)	(9.5)
Operating income	431,821	391,513	40,308	10.3
Investment income	1,770	2,231	(461)	(20.7)
Interest expense	11,238	11,595	(357)	(3.1)
Income before income taxes	422,353	382,149	40,204	10.5
Provision for income taxes	150,614	134,899	15,715	11.6
Net income	$271,739	$247,250	$24,489	9.9%
Diluted earnings per share	$1.21	$1.07	$0.14	13.1%
Consolidated operating income was up 10.3% in the second quarter of 2013 led by an increase in operating income from the Motorcycles segment which improved by $48.1 million, or 15.5%, compared to the second quarter of 2012. Operating income from the Financial Services segment was lower during the second quarter of 2013 compared to the second quarter of 2012, decreasing $7.8 million or 9.5%. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the second quarter of 2013 was 35.7% compared to 35.3% for the second quarter of 2012.
Diluted earnings per share was $1.21 in the second quarter of 2013, up 13.1% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 9.9% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 230.9 million in the second quarter of 2012 to 224.5 million in the second quarter of 2013, driven by the Company's repurchase of common stock since 2012. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 5.2% during the second quarter of 2013 compared to the second quarter of 2012. Retail sales of Harley-Davidson motorcycles increased 4.4% in the United States and increased 6.7% internationally in the quarter. Sales increased 3.6%, 12.3% and 39.2% in Canada, the Asia Pacific Region and Latin America Region, respectively. Asia Pacific Region growth was driven by Japan and emerging markets, and Latin America Region growth was driven by Brazil and Mexico. Sales in the second quarter of 2013 in EMEA increased 1.0% compared to the prior year period, driven by strength in the United Kingdom, Switzerland and France, partially offset by continued softness in Southern Europe, especially Spain and Italy.
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2013	June 30, 2012	Increase (Decrease)	% Change
North America Region
United States	58,241	55,761	2,480	4.4%
Canada	5,058	4,881	177	3.6%
Total North America Region	63,299	60,642	2,657	4.4%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	14,669	14,639	30	0.2%
Other	1,929	1,797	132	7.3%
Total Europe Region	16,598	16,436	162	1.0%
Asia Pacific Region
Japan	3,174	2,898	276	9.5%
Other	4,019	3,509	510	14.5%
Total Asia Pacific Region	7,193	6,407	786	12.3%
Latin America Region	3,103	2,229	874	39.2%
Total Worldwide Retail Sales	90,193	85,714	4,479	5.2%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision. Only Harley-Davidson motorcycles are included in the table above.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 30, 2013		July 1, 2012		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	57,070	67.5%	56,674	67.9%	396	0.7%
International	27,536	32.5%	26,828	32.1%	708	2.6
Harley-Davidson motorcycle units	84,606	100.0%	83,502	100.0%	1,104	1.3%
Touring motorcycle units	32,384	38.3%	32,218	38.6%	166	0.5%
Custom motorcycle units(a)	35,315	41.7%	33,139	39.7%	2,176	6.6
Sportster motorcycle units	16,907	20.0%	18,145	21.7%	(1,238)	(6.8)
Harley-Davidson motorcycle units	84,606	100.0%	83,502	100.0%	1,104	1.3%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

During the second quarter of 2013, the Company successfully completed its first year of seasonal surge manufacturing at its York facility. Surge production involves the use of a seasonal workforce to increase the production of motorcycles ahead of and during the peak selling season to better match customer demand.

The Company shipped 84,606 Harley-Davidson motorcycles worldwide during the second quarter of 2013, which was 1.3% higher than the second quarter of 2012 and in line with Company expectations. Shipments of custom motorcycles as a percentage of total shipments increased in the second quarter of 2013 compared to the prior year while shipments of Sportster motorcycles and, to a lesser extent, touring motorcycles as a percentage of total shipments declined.
U.S. dealer retail inventory was 11,300 units higher at the end of the second quarter of 2013 compared to the same time last year. The Company believes the overall retail inventory level is appropriate to bridge dealers to the launch of model year 2014 motorcycles in August 2013. The Company expects retail inventory, on a year-over-year basis, to be higher in the third quarter of 2013 but lower in the fourth quarter of 2013 in advance of the Company's anticipated implementation of surge manufacturing capabilities at its Kansas City facility in 2014.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 30, 2013	July 1, 2012	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,274,882	$1,223,776	$51,106	4.2%
Parts & Accessories	269,588	265,574	4,014	1.5
General Merchandise	81,700	75,137	6,563	8.7
Other	5,296	4,560	736	16.1
Total revenue	1,631,466	1,569,047	62,419	4.0
Cost of goods sold	1,029,596	1,005,230	24,366	2.4
Gross profit	601,870	563,817	38,053	6.7
Selling & administrative expense	212,325	216,726	(4,401)	(2.0)
Engineering expense	37,177	31,312	5,865	18.7
Restructuring expense	(5,297)	6,220	(11,517)	NM
Operating expense	244,205	254,258	(10,053)	(4.0)
Operating income from motorcycles	$357,665	$309,559	$48,106	15.5%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2012 to the second quarter of 2013 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
July 1, 2012	$1,569.0	$1,005.2	$563.8
Volume	34.6	24.8	9.8
Price	13.3	0.5	12.8
Foreign currency exchange rates and hedging	(13.8)	(0.4)	(13.4)
Product mix	28.4	13.0	15.4
Raw material prices	—	(3.0)	3.0
Manufacturing costs	—	(10.5)	10.5
Total	62.5	24.4	38.1
June 30, 2013	$1,631.5	$1,029.6	$601.9

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2012 to the second quarter of 2013:

•	Volume increases were driven by the increase in wholesale shipments.

•	On average, wholesale prices on the Company’s 2013 model-year motorcycles are higher than the prior model year resulting in the favorable impact on revenue and gross profit during the period.

•
Foreign currency exchange rates during the second quarter of 2013 resulted in a negative impact on net revenue. In addition, cost of goods sold was negatively impacted by unfavorable losses related to foreign currency hedging. The Company expects downward pressure on gross margins in the third quarter of 2013 as a result of currency devaluation in most of its key foreign currencies.(1)

•	Shipment mix changes positively impacted net revenue and gross profit as a result of a positive mix shift between motorcycle families as compared to the same period last year.

•	Raw material prices were lower in the second quarter of 2013 relative to the second quarter of 2012 primarily due to lower metals prices.

•
Manufacturing costs in the second quarter of 2013 benefited from restructuring savings, lower temporary inefficiencies and a lower fixed cost per unit as a result of higher production volumes compared to the same period in 2012.

Operating expenses were lower during the second quarter of 2013 compared to the second quarter of 2012 driven by lower restructuring expense and lower selling and administrative expense, partially offset by higher engineering expense. The lower selling and administrative expense was primarily due to lower warranty and recall expense partially offset by higher spending in support of the Company’s growth initiatives. The Company continues to expect selling and administrative and engineering expense to increase on a year-over-year basis in 2013 and 2014, as it continues to invest in growth initiatives, but decrease as a percent of revenue through 2014.(1)
The decrease in restructuring costs was driven by a restructuring reserve release of approximately $5 million recorded in connection with the decision to retain a limited operation at the New Castalloy facility, as described in "Restructuring Activities" above. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 30, 2013	July 1, 2012	(Decrease) Increase	% Change
Interest income	$144,784	$144,830	$(46)	—%
Other income	18,057	15,783	2,274	14.4
Financial services revenue	162,841	160,613	2,228	1.4
Interest expense	45,506	48,712	(3,206)	(6.6)
Provision for credit losses	11,297	(5,259)	16,556	NM
Operating expenses	31,882	35,206	(3,324)	(9.4)
Financial services expense	88,685	78,659	10,026	12.7
Operating income from financial services	$74,156	$81,954	$(7,798)	(9.5)%

Interest expense for the second quarter of 2013 was lower primarily due to a more favorable cost of funds, partially offset by a $4.9 million loss on the extinguishment of medium-term notes. The provision for credit losses increased $16.6 million in the second quarter of 2013 due in part to higher retail credit losses primarily resulting from lower recoveries as a result of fewer charge-offs in prior periods. In addition, the provision for credit losses in 2012 benefited from credit loss allowance releases. Operating expenses were $3.3 million lower due primarily to lower employee-related and other costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 30, 2013	July 1, 2012
Balance, beginning of period	$106,792	$122,503
Provision for finance credit losses	11,297	(5,259)
Charge-offs	(18,166)	(17,054)
Recoveries	11,401	14,058
Balance, end of period	$111,324	$114,248
At June 30, 2013, the allowance for credit losses on finance receivables was $7.6 million for wholesale receivables and $103.8 million for retail receivables. At July 1, 2012, the allowance for credit losses on finance receivables was $8.1 million for wholesale receivables and $106.2 million for retail receivables.
HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Six Months Ended June 30, 2013
Compared to the Six Months Ended July 1, 2012
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 30, 2013	July 1, 2012	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$634,426	$517,623	$116,803	22.6%
Operating income from financial services	145,701	149,348	(3,647)	(2.4)
Operating income	780,127	666,971	113,156	17.0
Investment income	3,385	4,164	(779)	(18.7)
Interest expense	22,629	23,090	(461)	(2.0)
Income before income taxes	760,883	648,045	112,838	17.4
Provision for income taxes	265,015	228,760	36,255	15.8
Net income	$495,868	$419,285	$76,583	18.3%
Diluted earnings per share	$2.20	$1.81	$0.39	21.5%
Consolidated operating income was up 17.0% in the first six months of 2013 led by an increase in operating income from the Motorcycles segment which improved by $116.8 million , or 22.6%, compared to the first six months of 2012. Operating income for the Financial Services segment decreased by $3.6 million during the first six months of 2013 compared to the first six months of 2012. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first half of 2013 was 34.8% compared to 35.3% for the first half of 2012. The Company's 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013. During the first six months of 2013, the Company recorded the benefits of the Research and Development tax credit for the full year of 2012 and for the first half of 2013.
Diluted earnings per share was $2.20 in the first six months of 2013, up 21.5% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 18.3% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 231.1 million in the first six months of 2012 to 225.3 million in the first six months of 2013, driven by the Company's repurchase of common stock since 2012. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 0.6% during the first half of 2013 compared to the first half of 2012. Retail sales of Harley-Davidson motorcycles decreased 2.7% in the United States and increased 3.3% internationally in the first half of 2013. The Company believes first-half U.S. retail sales were adversely impacted by the prolonged and abnormally cool and wet spring in 2013, compared to an abnormally early and warm spring in 2012. International retail sales continue to be adversely impacted by the difficult economic environment in Europe offset by continued growth in the Asia Pacific and Latin America Regions. On an industry-wide basis, retail sales in the heavyweight (601+cc) portion of the market were down 6.2% in the United States and down 9.0% in Europe for the six months ended June 30, 2013 when compared to the same period in 2012.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	6/30/2013	6/30/2012	Increase (Decrease)	% Change
North America Region
United States	92,947	95,523	(2,576)	(2.7)%
Canada	7,117	6,948	169	2.4
Total North America Region	100,064	102,471	(2,407)	(2.3)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	22,369	23,521	(1,152)	(4.9)
Other	3,412	3,209	203	6.3
Total Europe Region	25,781	26,730	(949)	(3.6)
Asia Pacific Region
Japan	5,347	4,974	373	7.5
Other	7,804	6,776	1,028	15.2
Total Asia Pacific Region	13,151	11,750	1,401	11.9
Latin America Region	5,451	4,440	1,011	22.8
Total Worldwide Retail Sales	144,447	145,391	(944)	(0.6)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Heavyweight Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	6/30/2013	6/30/2012	Decrease	% Change
United States(b)	170,379	181,569	(11,190)	(6.2)%
	Six months ended
	6/30/2013	6/30/2012	Decrease	% Change
Europe(c)	183,041	201,138	(18,097)	(9.0)%

(a)	Heavyweight data includes street legal 601+cc models. Street legal 601+cc models include on-highway, dual purpose models and three-wheeled vehicles.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update.

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 30, 2013		July 1, 2012		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	107,753	67.4%	97,967	66.3%	9,786	10.0%
International	52,075	32.6%	49,798	33.7%	2,277	4.6
Harley-Davidson motorcycle units	159,828	100.0%	147,765	100.0%	12,063	8.2%
Touring motorcycle units	63,716	39.8%	59,376	40.2%	4,340	7.3%
Custom motorcycle units(a)	65,617	41.1%	57,711	39.1%	7,906	13.7
Sportster motorcycle units	30,495	19.1%	30,678	20.7%	(183)	(0.6)
Harley-Davidson motorcycle units	159,828	100.0%	147,765	100.0%	12,063	8.2%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.
The Company shipped 159,828 motorcycles worldwide during the first half of 2013, which was 8.2% higher than the first half of 2012. International shipments as a percent of the total were down compared to the first six months of 2012. Shipments of custom motorcycles as a percentage of total shipments increased in the first half of 2013 compared to the prior year while shipments of Sportster motorcycles and, to a lesser extent, touring motorcycles as a percentage of total shipments declined.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,428,709	$2,219,678	$209,031	9.4%
Parts & Accessories	453,626	464,632	(11,006)	(2.4)
General Merchandise	153,844	149,743	4,101	2.7
Other	9,535	8,363	1,172	14.0
Total revenue	3,045,714	2,842,416	203,298	7.2
Cost of goods sold	1,924,402	1,822,089	102,313	5.6
Gross profit	1,121,312	1,020,327	100,985	9.9
Selling & administrative expense	414,895	423,719	(8,824)	(2.1)
Engineering expense	74,350	61,314	13,036	21.3
Restructuring expense	(2,359)	17,671	(20,030)	NM
Operating expense	486,886	502,704	(15,818)	(3.1)
Operating income from motorcycles	$634,426	$517,623	$116,803	22.6%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2012 to the first half of 2013 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
July 1, 2012	$2,842.4	$1,822.1	$1,020.3
Volume	183.5	124.6	58.9
Price	23.2	0.5	22.7
Foreign currency exchange rates and hedging	(27.4)	1.1	(28.5)
Shipment mix	24.0	9.5	14.5
Raw material prices	—	(4.5)	4.5
Manufacturing costs	—	(28.9)	28.9
Total	203.3	102.3	101.0
June 30, 2013	$3,045.7	$1,924.4	$1,121.3

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2012 to first half of 2013:

•
Volume increases were driven by the increase in wholesale shipments partially offset by lower sales volumes for Parts and Accessories which were adversely impacted by the decrease in retail sales when compared to the same period last year.

•	On average, wholesale prices on the Company’s 2013 model-year motorcycles were higher than the prior model year resulting in a favorable impact on revenue and gross profit during the period.

•
Foreign currency exchange rates during the first six months of 2013 resulted in a negative impact on net revenue. In addition, cost of goods sold was negatively impacted by unfavorable losses related to foreign currency hedging.

•	Shipment mix changes positively impacted net revenue and gross profit as a result of a positive mix shift between motorcycle families as compared to the same period last year.

•	Raw material prices were slightly lower in the first half of 2013 relative to the first half of 2012.

•
Manufacturing costs in the first six months of 2013 benefited from restructuring savings, lower temporary inefficiencies and a lower fixed cost per unit as a result of higher production volumes compared to the same period in 2012.

The net decrease in operating expense was primarily due to lower restructuring expense related to the Company's previously announced restructuring activities and lower selling and administrative expense partially offset by higher engineering expense. The lower selling and administrative expense was due in part to lower warranty and recall expense partially offset by higher spending in support of the Company’s growth initiatives. The decrease in restructuring costs was driven by a restructuring reserve release of approximately $5 million recorded in connection with the decision to retain a limited operation at the New Castalloy facility, as described in "Restructuring Activities" above. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012	(Decrease) Increase	% Change
Interest income	$288,731	$288,809	$(78)	—%
Other income	31,075	28,126	2,949	10.5
Financial services revenue	319,806	316,935	2,871	0.9
Interest expense	86,060	99,968	(13,908)	(13.9)
Provision for credit losses	24,407	3,754	20,653	550.2
Operating expenses	63,638	63,865	(227)	(0.4)
Financial services expense	174,105	167,587	6,518	3.9
Operating income from financial services	$145,701	$149,348	$(3,647)	(2.4)%
Interest expense for the first six months of 2013 was lower primarily due to a more favorable cost of funds, partially offset by a $4.9 million loss on the extinguishment of medium-term notes during the six months ended June 30, 2013. The provision for credit losses increased $20.7 million in the first six months of 2013 due in part to higher retail credit losses primarily resulting from lower recoveries as a result of fewer charge-offs in prior periods. In addition, the provision for credit losses in 2012 benefited from credit loss allowance releases as compared to the first six months of 2012.
Annualized losses on HDFS' retail motorcycle loans were 0.80% through June 30, 2013 compared to 0.58% through July 1, 2012. The 30-day delinquency rate for retail motorcycle loans at June 30, 2013 increased to 2.75% from 2.68% at July 1, 2012. Annualized losses were higher due to lower recoveries as a result of fewer charge-offs in prior periods. Additionally, the increase in the retail motorcycle annualized losses and delinquency rate is reflective of HDFS' actions to modestly increase approval rates and fund additional prudently structured loans coupled with changing consumer behavior related to taking on additional debt.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012
Balance, beginning of period	$107,667	$125,449
Provision for credit losses	24,407	3,754
Charge-offs	(43,409)	(42,906)
Recoveries	22,659	27,951
Balance, end of period	$111,324	$114,248

Other Matters

Contractual Obligations
The Company has updated its Contractual Obligations table as of June 30, 2013 to reflect the new projected principal and interest payments for the remainder of 2013 and beyond as follows (in thousands):

	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Principal payments on debt	$722,828	$2,247,362	$1,553,328	$1,012,853	$5,536,371
Interest payments on debt	95,272	300,250	151,690	28,780	575,992
	$818,100	$2,547,612	$1,705,018	$1,041,633	$6,112,363
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at June 30, 2013 remain constant.
As of June 30, 2013, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.4 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets(1). As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, we are unable to make a reasonable estimate of those additional costs, if any, that may result.
The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be paid primarily over a period of several years ending in 2017 although certain Response Costs may continue for some time beyond 2017.
Product Liability Matters:
The Company is involved in product liability lawsuits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability will not have a material adverse effect on the Company’s consolidated financial statements.

Liquidity and Capital Resources as of June 30, 2013(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities and committed unsecured bank facilities and through the term asset-backed securitization market.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

June 30, 2013
Cash and cash equivalents	$1,300,690
Marketable securities	133,631
Total cash and cash equivalents and marketable securities	1,434,321
Global credit facilities	824,255
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	14,871
Total availability under credit facilities	1,439,126
Total	$2,873,447

(a)	The U.S. commercial paper conduit facility expires on September 13, 2013. The Company anticipates that it will renew this facility prior to expiration.(1)

(b)
The Canadian commercial paper conduit facility expires on June 30, 2014 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1)

The Company recognizes that it must continue to monitor and adjust to changes in the lending environment for its Financial Services operations. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets. These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012
Net cash provided by operating activities	$389,677	$288,242
Net cash used by investing activities	(289,461)	(189,807)
Net cash provided by (used by) financing activities	150,490	(549,856)
Effect of exchange rate changes on cash and cash equivalents	(18,154)	(4,033)
Net increase (decrease) in cash and cash equivalents	$232,552	$(455,454)
Operating Activities
The increase in cash provided by operating activities for the first six months of 2013 compared to the first six months of 2012 was primarily due to increased earnings and favorable changes in working capital. The favorable change in working capital was due in part to the utilization of a prepaid income tax balance during the first six months of 2013 that was established in 2012. In addition, cash provided by operating activities was impacted in both 2013 and 2012 by voluntary contributions to the Company’s pension plans of $175.0 million and $200.0 million, respectively. No additional contributions to qualified pension plans are required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $66.6 million in the first six months of 2013 compared to $60.1 million in the same period last year. Net cash flows from finance receivables for the first six months of 2013 were $82.8 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during the first six months of 2013. A net increase in cash in-flows related to marketable securities during the first six months of 2012 resulted in lower investing cash flows of approximately $17 million in the first six months of 2013.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $208.7 million in the first six months of 2013 compared to $172.7 million for the same period last year. Share repurchases during the first six months of 2013 included 3.9 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. Share repurchases during the first six months of 2012 included 3.6 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of June 30, 2013, there were 12.2 million shares remaining on a board-approved share repurchase authorizations.
The Company paid dividends of $0.420 and $0.310 per share totaling $94.2 million and $71.6 million during the first six months of 2013 and 2012, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $436.4 million in the first six months of 2013 compared to net cash outflows of $397.6 million in the first six months of 2012. The Company’s total outstanding debt consisted of the following (in thousands):

	June 30, 2013	July 1, 2012
Global credit facilities	$—	$143,792
Unsecured commercial paper	525,745	845,868
Asset-backed Canadian commercial paper conduit facility	175,229	—
Medium-term notes	2,858,638	2,698,359
Senior unsecured notes	303,000	303,000
Term asset-backed securitization debt	1,673,759	1,339,232
Total debt	$5,536,371	$5,330,251
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 30, 2013 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	BBB+	Positive
Fitch(1)	F2	A-	Stable

(1) On July 19, 2013 Fitch upgraded its outlook from stable to positive.
Global Credit Facilities – On April 13, 2012, the Company, along with HDFS, entered into a $675.0 million five-year credit facility that matures in April 2017. The Company and HDFS also have a $675.0 million four-year credit facility which matures in April 2015. The five-year credit facility and the four-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of June 30, 2013 supported by Global Credit Facilities discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 30, 2013 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$910,511	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. During the second quarter of 2013, HDFS repurchased an aggregate of $23.0 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.9 million in loss on the extinguishment of debt, which included unamortized discounts and fees. Unamortized discounts on the Notes reduced the balance by $1.9 million and $1.8 million at June 30, 2013 and July 1, 2012, respectively.
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
Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2013, HDFS amended its Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). The amended agreement has terms that are similar to those of the original agreement, entered into in August 2012, and is for the same amount. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 30, 2013, the Canadian Conduit has an expiration date of June 30, 2014. The contractual maturity of the debt is approximately 5 years.
During the second quarter of 2013, HDFS transferred $53.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $47.1 million. During the second half of 2012, HDFS transferred $230.0 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $201.3 million. HDFS maintains effective control over any transferred assets and therefore the transactions do not meet accounting sale requirements under ASC Topic 860, "Transfers and Servicing". As such, any transactions are treated as secured borrowings. The transferred assets are restricted as collateral for the payment of the debt. At June 30, 2013, $199.3 million of finance receivables, net and $13.1 million of cash were restricted as collateral for the payment of $175.2 million of debt. Approximately $39.8 million of the debt was classified as current at June 30, 2013.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2012, HDFS amended and restated its revolving asset-backed U.S. commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million. The agreement has terms that are similar to those of the prior agreement and is for the same amount. At June 30, 2013, HDFS had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 30, 2013, the U.S. Conduit expires September 13, 2013.
HDFS is considered to have the power over the significant activities of the U.S. Conduit VIE due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIE in the form of a debt security which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates this VIE within its consolidated financial statements.
Term Asset-Backed Securitization VIEs – For all of the term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2013 to 2020.
HDFS is considered to have the power over the significant activities of its term asset-backed securitization VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIEs. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements.

During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction.
During the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. At June 30, 2013 and July 1, 2012, the unaccreted premium associated with these notes was $0.7 million and $1.8 million, respectively.
As of June 30, 2013, the assets of the VIEs totaled $2.38 billion, of which $2.18 billion of finance receivables, net and $198.9 million of cash were restricted as collateral for the payment of $1.67 billion of obligations under the secured notes. Approximately $433.5 million of the obligations under the secured notes were classified as current at June 30, 2013, based on the contractual maturities of the restricted finance receivables.
Intercompany Borrowing – During 2012, HDFS had a revolving credit line with the Company whereby HDFS could borrow up to $210.0 million from the Company at a market interest rate. HDFS had no outstanding borrowings owed to the Company under this agreement at any time in 2012. This agreement was terminated during the first quarter of 2013.
During the first quarter of 2013, HDFS and the Company entered into a $300.0 million term loan agreement which provided for monthly interest payments based on the prevailing commercial paper rates and principal due at maturity in April 2013 or upon earlier demand by the Company. HDFS repaid the $300.0 million term loan agreement in April 2013. During the second quarter of 2013, HDFS and the Company entered into a $300.0 million term loan agreement which provided for a Company loan to HDFS, monthly interest payments based on the prevailing commercial paper rates and principal due at maturity in April 2014 or upon earlier demand by the Company. The term loan balance and related interest are eliminated in the Company’s consolidated financial statements.
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
At June 30, 2013, HDFS and the Company remained in compliance with all of the then existing covenants.

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

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of the Quarterly report on From 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2013:

2013 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to May 5	726,609	52	726,609	12,881,045
May 6 to June 2	374,113	56	374,113	12,667,110
June 3 to June 30	434,961	53	434,961	12,233,639
Total	1,535,683	54	1,535,683

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not make any discretionary share repurchases during the quarter ended June 30, 2013 under this authorization. As of June 30, 2013, 1.2 million shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary shares repurchases of 1,512,222 shares during the quarter ended June 30, 2013 under this authorization. As of June 30, 2013, 11.0 million shares remained under this authorization.
From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 authorization or the 2007 authorization.
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2013, the Company acquired 23,461 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 63 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 8/8/2013	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 8/8/2013	/s/ Mark R. Kornetzke
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

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_______