Form 10-Q
period 2013-09-29
HARLEY DAVIDSON INC
filed 2013-11-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at November 1, 2013: 221,107,879 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 29, 2013

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue:
Motorcycles and related products	$1,180,284	$1,089,268	$4,225,998	$3,931,684
Financial services	163,434	161,027	483,240	477,962
Total revenue	1,343,718	1,250,295	4,709,238	4,409,646
Costs and expenses:
Motorcycles and related products cost of goods sold	763,969	711,364	2,688,371	2,533,453
Financial services interest expense	39,944	46,231	126,004	146,199
Financial services provision for credit losses	14,604	9,069	39,011	12,823
Selling, administrative and engineering expense	273,016	257,359	825,899	806,257
Restructuring (benefit) expense	646	9,170	(1,713)	26,841
Total costs and expenses	1,092,179	1,033,193	3,677,572	3,525,573
Operating income	251,539	217,102	1,031,666	884,073
Investment income	1,161	1,447	4,546	5,611
Interest expense	11,369	11,438	33,998	34,528
Income before provision for income taxes	241,331	207,111	1,002,214	855,156
Provision for income taxes	78,615	73,110	343,630	301,870
Net income	$162,716	$134,001	$658,584	$553,286
Earnings per common share:
Basic	$0.73	$0.59	$2.95	$2.43
Diluted	$0.73	$0.59	$2.93	$2.40
Cash dividends per common share	$0.210	$0.155	$0.630	$0.465
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net Income	$162,716	$134,001	$658,584	$553,286
Other comprehensive income, net of tax
Foreign currency translation adjustments	9,232	7,425	(12,642)	2,061
Derivative financial instruments	(6,500)	(3,554)	4,011	(7,207)
Marketable securities	(187)	333	(814)	661
Pension and postretirement benefit plans	10,239	7,933	30,717	23,799
Total other comprehensive income, net of tax	$12,784	$12,137	21,272	19,314
Comprehensive income	$175,500	$146,138	679,856	572,600
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 29, 2013	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,029,955	$1,068,138	$1,795,141
Marketable securities	122,234	135,634	136,376
Accounts receivable, net	290,158	230,079	256,193
Finance receivables, net	1,829,612	1,743,045	1,726,061
Inventories	401,199	393,524	379,129
Restricted cash	194,329	188,008	217,400
Other current assets	225,188	292,508	237,396
Total current assets	4,092,675	4,050,936	4,747,696
Finance receivables, net	4,355,278	4,038,807	4,189,606
Property, plant and equipment, net	795,235	815,464	764,835
Goodwill	30,041	29,530	28,928
Other long-term assets	210,779	236,036	284,118
	$9,484,008	$9,170,773	$10,015,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,713	$257,386	$293,710
Accrued liabilities	539,227	513,591	606,078
Short-term debt	394,460	294,943	404,693
Current portion of long-term debt	721,316	437,162	997,194
Total current liabilities	1,981,716	1,503,082	2,301,675
Long-term debt	4,067,733	4,370,544	4,472,413
Pension liability	144,563	330,294	125,664
Postretirement healthcare liability	267,919	278,062	261,564
Other long-term liabilities	140,230	131,167	150,504
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,429	3,413	3,409
Additional paid-in-capital	1,152,822	1,066,069	1,043,421
Retained earnings	7,824,236	7,306,424	7,270,906
Accumulated other comprehensive loss	(586,406)	(607,678)	(457,419)
Treasury stock, at cost	(5,512,234)	(5,210,604)	(5,156,954)
Total shareholders' equity	2,881,847	2,557,624	2,703,363
	$9,484,008	$9,170,773	$10,015,183

	(Unaudited)		(Unaudited)
	September 29, 2013	December 31, 2012	September 30, 2012
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$419,892	$470,134	$513,084
Other assets	$5,456	$5,288	$6,073
Non-current finance receivables, net	$1,460,834	$1,631,435	$1,904,297
Restricted cash	$181,231	$176,290	$205,760
Current portion of long-term debt	$378,472	$399,477	$559,256
Long-term debt	$1,068,184	$1,048,299	$1,132,809
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 29, 2013	September 30, 2012
Net cash provided by operating activities (Note 3)	$825,103	$712,498
Cash flows from investing activities:
Capital expenditures	(111,690)	(95,329)
Origination of finance receivables	(2,617,100)	(2,328,653)
Collections on finance receivables	2,170,919	2,131,025
Purchases of marketable securities	(4,998)	(4,993)
Sales and redemptions of marketable securities	17,105	23,046
Other	6,721	—
Net cash used by investing activities	(539,043)	(274,904)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,737
Repayments of medium-term notes	(27,858)	—
Proceeds from securitization debt	647,516	763,895
Repayments of securitization debt	(650,424)	(1,161,592)
Net increase (decrease) in credit facilities and unsecured commercial paper	99,416	(634,874)
Borrowings of asset-backed commercial paper	69,555	182,131
Repayments of asset-backed commercial paper	(58,990)	(6,538)
Net change in restricted cash	(6,321)	12,255
Dividends paid	(140,772)	(106,560)
Purchase of common stock for treasury	(302,196)	(257,981)
Excess tax benefits from share-based payments	18,444	16,390
Issuance of common stock under employee stock option plans	39,145	36,342
Net cash used by financing activities	(312,485)	(162,795)
Effect of exchange rate changes on cash and cash equivalents	(11,758)	(6,608)
Net (decrease) increase in cash and cash equivalents	$(38,183)	$268,191
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,068,138	$1,526,950
Net (decrease) increase in cash and cash equivalents	(38,183)	268,191
Cash and cash equivalents—end of period	$1,029,955	$1,795,141
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 29, 2013 and September 30, 2012, the condensed consolidated statements of operations for the three and nine month periods then ended, the condensed consolidated statements of comprehensive income for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended.
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
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, "Income Taxes", to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company is required to adopt ASU No. 2013-11 beginning in the first quarter of 2014 and is currently evaluating the impact of adoption.
Accounting Standards Recently Adopted
In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU No. 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU No. 2013-02 effective on January 1, 2013. The required new disclosures are presented in Note 10.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 29, 2013	December 31, 2012	September 30, 2012
Available-for-sale:
Corporate bonds	$122,234	$135,634	$136,376
	$122,234	$135,634	$136,376
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2013 and 2012, the Company recognized gross unrealized (losses) and gains in other comprehensive income of $(1.3) million and $1.1 million, respectively, or $(0.8) million and $0.7 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 1 to 32 months.
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 29, 2013	December 31, 2012	September 30, 2012
Components at the lower of FIFO cost or market
Raw materials and work in process	$130,510	$111,335	$121,184
Motorcycle finished goods	181,239	205,660	169,515
Parts and accessories and general merchandise	135,339	122,418	132,789
Inventory at lower of FIFO cost or market	447,088	439,413	423,488
Excess of FIFO over LIFO cost	(45,889)	(45,889)	(44,359)
	$401,199	$393,524	$379,129

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$658,584	$553,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,658	127,443
Amortization of deferred loan origination costs	63,548	58,438
Amortization of financing origination fees	6,994	7,462
Provision for employee long-term benefits	50,158	50,348
Contributions to pension and postretirement plans	(197,243)	(220,733)
Stock compensation expense	31,030	30,287
Net change in wholesale finance receivables related to sales	(71,869)	5,570
Provision for credit losses	39,011	12,823
Loss on debt extinguishment	4,947	—
Foreign currency adjustments	12,874	8,692
Other, net	(63)	9,411
Changes in current assets and liabilities:
Accounts receivable, net	(65,835)	(37,904)
Finance receivables—accrued interest and other	937	1,597
Inventories	(19,233)	36,463
Accounts payable and accrued liabilities	142,277	99,642
Restructuring reserves	(24,521)	(9,177)
Derivative instruments	(1,818)	611
Other	72,667	(21,761)
Total adjustments	166,519	159,212
Net cash provided by operating activities	$825,103	$712,498

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
In connection with the modified 2011 New Castalloy Restructuring Plan, the New Castalloy workforce was reduced by approximately 100 employees, leaving approximately 100 remaining employees to support the ongoing operations. The original plan would have resulted in a workforce reduction of approximately 200 employees.
Under the modified 2011 New Castalloy Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation and other related costs. On a cumulative basis, the Company has incurred $21.0 million of restructuring expense under the modified 2011 New Castalloy Restructuring Plan as of September 29, 2013, of which approximately 35% was non-cash. This includes a benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above.

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
The actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan) resulted in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the previous contract.
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $5.9 million of restructuring expense under the 2011 Kansas City Restructuring Plan as of September 29, 2013 of which approximately 10% was non-cash.

The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and modified 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Nine months ended September 29, 2013
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$2,259	$—	$2,259	$9,306	$—	$145	$9,451	$11,710
Restructuring expense	—	—	—	1,361	2,093	590	4,044	4,044
Utilized—cash	(1,283)	—	(1,283)	(5,360)	—	(602)	(5,962)	(7,245)
Utilized—non-cash	—	—	—	—	(2,093)	—	(2,093)	(2,093)
Non-cash reserve release	(976)	—	(976)	(5,250)	—	—	(5,250)	(6,226)
Balance, end of period	$—	$—	$—	$57	$—	$133	$190	$190

	Nine months ended September 30, 2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	—	—	—	2,450	6,152	1,075	9,677	9,677
Utilized—cash	—	—	—	(388)	—	(1,235)	(1,623)	(1,623)
Utilized—non-cash	—	—	—	—	(6,152)	—	(6,152)	(6,152)
Non-cash reserve release	(967)	—	(967)	—	—	—	—	(967)
Balance, end of period	$3,156	$—	$3,156	$10,490	$—	$145	$10,635	$13,791
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
The actions to implement the new ratified labor agreements (2010 Restructuring Plan) resulted in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would have been required under the previous contracts and approximately 75 fewer full-time hourly unionized employees in its Tomahawk, Wisconsin facility than would have been required under the previous contract. Under the 2010 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $59.2 million of restructuring expense under the 2010 Restructuring Plan as of September 29, 2013, of which approximately 45% was non-cash.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Balance, beginning of period	$10,156	$20,361
Restructuring expense	—	4,005
Utilized—cash	(9,710)	(13,894)
Non-cash reserve release	(446)	—
Balance, end of period	$—	$10,472
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
The 2009 Restructuring Plan resulted in a reduction of approximately 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Under the 2009 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation on the long-lived assets that will be exited as part of the 2009 Restructuring Plan and other related costs. On a cumulative basis, the Company has incurred $395.3 million of restructuring and impairment expense under the 2009 Restructuring Plan as of September 29, 2013 of which approximately 30% was non-cash.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities (in thousands):

	Nine months ended September 29, 2013
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$5,196	$—	$161	$5,357
Restructuring expense	—	—	2,446	2,446
Utilized—cash	(1,620)	—	(2,607)	(4,227)
Utilized—non-cash	—	—	—	—
Non-cash reserve release	(1,531)	—	—	(1,531)
Balance, end of period	$2,045	$—	$—	$2,045

	Nine months ended September 30, 2012
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	4,166	—	11,987	16,153
Utilized—cash	(2,529)	—	(11,987)	(14,516)
Utilized—non-cash	—	—	—	—
Non-cash reserve release	(2,027)	—	—	(2,027)
Balance, end of period	$9,699	$—	$—	$9,699
Other restructuring costs under the 2009 Restructuring Plan include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During the first nine months of 2013, the Company released a portion of its 2009 Restructuring Plan reserve related to employee severance costs as these costs are no longer expected to be incurred.
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

Finance receivables, net, consisted of the following (in thousands):

	September 29, 2013	December 31, 2012	September 30, 2012
Retail	$5,405,670	$5,073,115	$5,243,470
Wholesale	891,141	816,404	785,323
	6,296,811	5,889,519	6,028,793
Allowance for credit losses	(111,921)	(107,667)	(113,126)
	$6,184,890	$5,781,852	$5,915,667
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 29, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$103,770	$7,554	$111,324
Provision for credit losses	16,168	(1,564)	14,604
Charge-offs	(23,708)	—	(23,708)
Recoveries	9,701	—	9,701
Balance, end of period	$105,931	$5,990	$111,921
	Three months ended September 30, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$106,180	$8,068	$114,248
Provision for credit losses	9,869	(800)	9,069
Charge-offs	(19,873)	—	(19,873)
Recoveries	9,682	—	9,682
Balance, end of period	$105,858	$7,268	$113,126
	Nine months ended September 29, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	39,246	(235)	39,011
Charge-offs	(67,117)	—	(67,117)
Recoveries	32,360	—	32,360
Balance, end of period	$105,931	$5,990	$111,921
	Nine months ended September 30, 2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	14,892	(2,069)	12,823
Charge-offs	(62,779)	—	(62,779)
Recoveries	37,633	—	37,633
Balance, end of period	$105,858	$7,268	$113,126
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Portions of the allowance for credit losses are established to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on finance receivables which are collectively reviewed for impairment.

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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 29, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	105,931	5,990	111,921
Total allowance for credit losses	$105,931	$5,990	$111,921
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,405,670	891,141	6,296,811
Total finance receivables	$5,405,670	$891,141	$6,296,811
	December 31, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	101,442	6,225	107,667
Total allowance for credit losses	$101,442	$6,225	$107,667
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,073,115	816,404	5,889,519
Total finance receivables	$5,073,115	$816,404	$5,889,519
	September 30, 2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	105,858	7,268	113,126
Total allowance for credit losses	$105,858	$7,268	$113,126
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,243,470	785,323	6,028,793
Total finance receivables	$5,243,470	$785,323	$6,028,793

There were no wholesale finance receivables at September 29, 2013, December 31, 2012, or September 30, 2012 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 29, 2013, December 31, 2012 and September 30, 2012, all retail finance receivables were accounted for as interest-earning receivables, of which $17.8 million, $27.6 million and $19.4 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at September 29, 2013, December 31, 2012 or September 30, 2012. At September 29, 2013, December 31, 2012 and September 30, 2012, $0.6 million, $0.4 million, and $0.5 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	September 29, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,260,125	$99,255	$28,531	$17,759	$145,545	$5,405,670
Wholesale	889,531	681	302	627	1,610	891,141
Total	$6,149,656	$99,936	$28,833	$18,386	$147,155	$6,296,811
	December 31, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,894,675	$113,604	$37,239	$27,597	$178,440	$5,073,115
Wholesale	814,706	984	278	436	1,698	816,404
Total	$5,709,381	$114,588	$37,517	$28,033	$180,138	$5,889,519
	September 30, 2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,093,496	$100,706	$29,878	$19,390	$149,974	$5,243,470
Wholesale	784,155	445	217	506	1,168	785,323
Total	$5,877,651	$101,151	$30,095	$19,896	$151,142	$6,028,793
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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 29, 2013	December 31, 2012	September 30, 2012
Prime	$4,249,780	$4,035,584	$4,178,726
Sub-prime	1,155,890	1,037,531	1,064,744
Total	$5,405,670	$5,073,115	$5,243,470
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 29, 2013	December 31, 2012	September 30, 2012
Doubtful	$3,966	$8,107	$10,072
Substandard	10,486	2,593	3,689
Special Mention	—	3,504	2,446
Medium Risk	6,914	8,451	6,035
Low Risk	869,775	793,749	763,081
Total	$891,141	$816,404	$785,323
6. Asset-Backed Financing

HDFS participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. HDFS treats these transactions as secured borrowing because either they are transferred to consolidated VIEs or HDFS maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing" (ASC Topic 860). In HDFS' asset-backed financing programs, HDFS transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt.

HDFS is required to consolidate any VIE in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. HDFS is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed U.S. commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, HDFS retains a residual interest in the VIEs in the form of a debt security, which gives HDFS the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements.
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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	September 29, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,918,447	$(37,721)	$181,231	$4,866	$2,066,823	$1,446,656
Asset-backed U.S. commercial paper conduit facility	—	—	—	590	590	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,828	(3,424)	13,098	93	214,595	180,584
	$2,123,275	$(41,145)	$194,329	$5,549	$2,282,008	$1,627,240

	December 31, 2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,143,708	$(42,139)	$176,290	$4,869	$2,282,728	$1,447,776
Asset-backed U.S. commercial paper conduit facility	—	—	—	419	419	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	194,285	(3,432)	11,718	255	202,826	175,658
	$2,337,993	$(45,571)	$188,008	$5,543	$2,485,973	$1,623,434

	September 30, 2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,466,871	$(49,490)	$205,760	$5,531	$2,628,672	$1,692,065
Asset-backed U.S. commercial paper conduit facility	—	—	—	542	542	—

Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	193,986	(3,747)	11,640	327	202,206	176,855
	$2,660,857	$(53,237)	$217,400	$6,400	$2,831,420	$1,868,920
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
There were no term asset-backed transactions during the third quarter of 2013. During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction.
During the third quarter of 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. In addition, during the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. At September 29, 2013 and September 30, 2012, the unaccreted premium associated with the issuance of these notes was $0.5 million and $1.5 million, respectively. There was no additional term asset-backed securitization activity for the nine months ended September 29, 2013 or September 30, 2012.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2013, the Company amended and restated its third-party bank sponsored asset-backed commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by a SPE as collateral. The amended agreement has terms that are similar to those of the prior agreement and is for the same amount. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the U.S. Conduit has an expiration date of September 12, 2014.
The SPE had no borrowings outstanding under the U.S. Conduit at September 29, 2013, December 31, 2012 or September 30, 2012; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
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
HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE. HDFS' maximum exposure to loss associated with this unconsolidated VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $34.0 million at September 29, 2013. The maximum exposure is not an indication of the Company's expected loss exposure.
During the third quarter of 2013, HDFS transferred $26.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million. During the second quarter of 2013, HDFS transferred $53.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $47.1 million. In the third quarter of 2012, HDFS transferred $209.1 million of Canadian retail motorcycle finance receivables for proceeds of $183.0 million.

There were no other transfers of receivables for the nine months ended September 29, 2013 or September 30, 2012.
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 29, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$832,344	$506,792	$325,552	$—
Marketable securities	122,234	—	122,234	—
Derivatives	1,733	—	1,733	—
	$956,311	$506,792	$449,519	$—
Liabilities:
Derivatives	$1,152	$—	$1,152	$—
	December 31, 2012
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$852,979	$690,691	$162,288	$—
Marketable securities	135,634	—	135,634	—
Derivatives	317	—	317	—
	$988,930	$690,691	$298,239	$—
Liabilities:
Derivatives	$7,920	$—	$7,920	$—
	September 30, 2012
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,417,900	$1,161,646	$256,254	$—
Marketable securities	136,376	—	136,376	—
Derivatives	1,639	—	1,639	—
	$1,555,915	$1,161,646	$394,269	$—
Liabilities:
Derivatives	$2,458	$—	$2,458	$—

The hierarchy classification for cash equivalents, as of September 30, 2012, totaling $256.3 million has been revised from Level 1 to Level 2.

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	September 29, 2013		December 31, 2012		September 30, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,029,955	$1,029,955	$1,068,138	$1,068,138	$1,795,141	$1,795,141
Marketable securities	$122,234	$122,234	$135,634	$135,634	$136,376	$136,376
Accounts receivable, net	$290,158	$290,158	$230,079	$230,079	$256,193	$256,193
Derivatives	$1,733	$1,733	$317	$317	$1,639	$1,639
Finance receivables, net	$6,266,406	$6,184,890	$5,861,442	$5,781,852	$5,993,713	$5,915,667
Restricted cash	$194,329	$194,329	$188,008	$188,008	$217,400	$217,400
Liabilities:
Accounts payable	$326,713	$326,713	$257,386	$257,386	$293,710	$293,710
Derivatives	$1,152	$1,152	$7,920	$7,920	$2,458	$2,458
Unsecured commercial paper	$394,460	$394,460	$294,943	$294,943	$404,693	$404,693
Asset-backed Canadian commercial paper conduit facility	$180,584	$180,584	$175,658	$175,658	$176,855	$176,855
Medium-term notes	$3,092,947	$2,858,809	$3,199,548	$2,881,272	$3,623,082	$3,297,687
Senior unsecured notes	$315,927	$303,000	$338,594	$303,000	$357,328	$303,000
Term asset-backed securitization debt	$1,447,710	$1,446,656	$1,457,807	$1,447,776	$1,702,320	$1,692,065
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
The Company’s earnings are affected by changes in interest rates. HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The swaps expired during the second quarter of 2013, and as of September 29, 2013, HDFS had no interest rate swaps outstanding. The fair value of HDFS’s interest rate swaps at December 31, 2012 and September 30, 2012 was determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 29, 2013			December 31, 2012			September 30, 2012
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)	Notional Value	Asset Fair Value (a)	Liability Fair Value (b)
Foreign currency contracts(c)	$335,172	$1,714	$771	$345,021	$169	$6,850	$385,883	$956	$1,784
Commodity contracts(c)	1,784	—	52	1,064	148	683	1,181	80	—
Interest rate swaps(c)	—	—	—	35,800	—	373	38,600	—	674
Total	$336,956	$1,714	$823	$381,885	$317	$7,906	$425,664	$1,036	$2,458
	September 29, 2013			December 31, 2012			September 30, 2012
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$11,250	$19	$329	$16,237	$—	$14	$14,518	$603	$—
	$11,250	$19	$329	$16,237	$—	$14	$14,518	$603	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Before Tax Recognized in OCI
	Three months ended		Nine Months Ended
Cash Flow Hedges	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Foreign currency contracts	$(10,324)	$1,704	$6,120	$5,799
Commodity contracts	27	32	(46)	(393)
Interest rate swaps	—	(19)	(2)	(43)
Total	$(10,297)	$1,717	$6,072	$5,363

	Amount of Gain/(Loss) Before Tax Reclassified from AOCI into Income
	Three months ended		Nine Months Ended		Expected to be Reclassified
Cash Flow Hedges	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	Over the Next Twelve Months
Foreign currency contracts(a)	$47	$7,742	$61	$19,846	$329
Commodity contracts(a)	(21)	(81)	(8)	(737)	(52)
Interest rate swaps(b)	—	(327)	(345)	(2,262)	—
Total	$26	$7,334	$(292)	$16,847	$277

(a)	Gain/(loss) reclassified from accumulated other comprehensive income (AOCI) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCI to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Before Tax Recognized in Income on Derivative
	Three months ended		Nine Months Ended
Derivatives	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Commodity contracts	$(135)	$603	$(743)	$603
Total	$(135)	$603	$(743)	$603

For the three and nine months ended September 29, 2013 and September 30, 2012, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
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
10. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 29, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$29,461	$50	$6,674	$(635,375)	$(599,190)
Other comprehensive income (loss) before reclassifications	10,040	(297)	(10,297)	—	(554)
Income tax	(808)	110	3,813	—	3,115
Net other comprehensive income before reclassifications	9,232	(187)	(6,484)	—	2,561
Reclassifications:
Realized (gains) losses - marketable securities (a)	—	—	—	—	—
Realized (gains) losses - foreign currency contracts(b)	—	—	(47)	—	(47)
Realized (gains) losses - commodities contracts(b)	—	—	21	—	21
Realized (gains) losses - interest rate swaps(c)	—	—	—	—	—
Prior service credits(d)	—	—	—	(526)	(526)
Actuarial losses(d)	—	—	—	16,789	16,789
Total before tax	—	—	(26)	16,263	16,237
Income tax expense (benefit)	—	—	10	(6,024)	(6,014)
Net reclassifications	—	—	(16)	10,239	10,223
Other comprehensive income (loss)	9,232	(187)	(6,500)	10,239	12,784
Ending Balance	$38,693	$(137)	$174	$(625,136)	$(586,406)

	Three months ended September 30, 2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$44,571	$655	$2,654	$(517,436)	$(469,556)
Other comprehensive income before reclassifications	8,388	529	1,717	—	10,634
Income tax	(963)	(196)	(636)	—	(1,795)
Net other comprehensive income before reclassifications	7,425	333	1,081	—	8,839
Reclassifications:
Realized (gains) losses - marketable securities (a)	—	—	—	—	—
Realized (gains) losses - foreign currency contracts(b)	—	—	(7,742)	—	(7,742)
Realized (gains) losses - commodities contracts(b)	—	—	81	—	81
Realized (gains) losses - interest rate swaps(c)	—	—	327	—	327
Prior service credits(d)	—	—	—	(233)	(233)
Actuarial losses(d)	—	—	—	12,824	12,824
Total before tax	—	—	(7,334)	12,591	5,257
Income tax expense (benefit)	—	—	2,699	(4,658)	(1,959)
Net reclassifications	—	—	(4,635)	7,933	3,298
Other comprehensive income (loss)	7,425	333	(3,554)	7,933	12,137
Ending Balance	$51,996	$988	$(900)	$(509,503)	$(457,419)

	Nine months ended September 29, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive (loss) income before reclassifications	(13,812)	(1,293)	6,072	—	(9,033)
Income tax	1,170	479	(2,248)	—	(599)
Net other comprehensive income before reclassifications	(12,642)	(814)	3,824	—	(9,632)
Reclassifications:
Realized (gains) losses - marketable securities (a)	—	—	—	—	—
Realized (gains) losses - foreign currency contracts(b)	—	—	(61)	—	(61)
Realized (gains) losses - commodities contracts(b)	—	—	8	—	8
Realized (gains) losses - interest rate swaps(c)	—	—	345	—	345
Prior service credits(d)	—	—	—	(1,580)	(1,580)
Actuarial losses(d)	—	—	—	50,368	50,368
Total before tax	—	—	292	48,788	49,080
Income tax expense	—	—	(105)	(18,071)	(18,176)
Net reclassifications	—	—	187	30,717	30,904
Other comprehensive (loss) income	(12,642)	(814)	4,011	30,717	21,272
Ending Balance	$38,693	$(137)	$174	$(625,136)	$(586,406)

	Nine months ended September 30, 2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$49,935	$327	$6,307	$(533,302)	$(476,733)
Other comprehensive income before reclassifications	3,087	1,050	5,363	—	9,500
Income tax	(1,026)	(389)	(1,987)	—	(3,402)
Net other comprehensive income before reclassifications	2,061	661	3,376	—	6,098
Reclassifications:
Realized (gains) losses - marketable securities (a)	—	—	—	—	—
Realized (gains) losses - foreign currency contracts(b)	—	—	(19,846)	—	(19,846)
Realized (gains) losses - commodities contracts(b)	—	—	737	—	737
Realized (gains) losses - interest rate swaps(c)	—	—	2,262	—	2,262
Prior service credits(d)	—	—	—	(671)	(671)
Actuarial losses(d)	—	—	—	38,472	38,472
Total before tax	—	—	(16,847)	37,801	20,954
Income tax expense (benefit)	—	—	6,264	(14,002)	(7,738)
Net reclassifications	—	—	(10,583)	23,799	13,216
Other comprehensive income (loss)	2,061	661	(7,207)	23,799	19,314
Ending Balance	$51,996	$988	$(900)	$(509,503)	$(457,419)

(a)	Amounts reclassified to net income are included in investment income.

(b)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(c)	Amounts reclassified to net income are presented in financial services interest expense.

(d)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
11. Income Taxes
The Company’s 2013 income tax rate for the nine months ended September 29, 2013 was 34.3% compared to 35.3% for the same period last year. The Company's 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013 and a third quarter adjustment to the valuation allowance on certain deferred tax assets. During the first nine months of 2013, the Company recorded the benefits of the Research and Development tax credit for the full year of 2012 and for the three quarters of 2013.
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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Balance, beginning of period	$70,406	$67,801	$60,263	$54,994
Warranties issued during the period	12,008	10,228	46,529	42,846
Settlements made during the period	(16,898)	(19,799)	(45,238)	(52,885)
Recalls and changes to pre-existing warranty liabilities	77	4,980	4,039	18,255
Balance, end of period	$65,593	$63,210	$65,593	$63,210
The liability for safety recall campaigns was $2.5 million, $4.6 million and $5.0 million as of September 29, 2013, December 31, 2012 and September 30, 2012, respectively.

13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Numerator:
Net income used in computing basic and diluted earnings per share	$162,716	$134,001	$658,584	$553,286
Denominator:
Denominator for basic earnings per share - weighted-average common shares	221,936	226,020	223,134	227,953
Effect of dilutive securities - employee stock compensation plan	1,550	1,969	1,562	2,117
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	223,486	227,989	224,696	230,070
Earnings per common share
Basic	$0.73	$0.59	$2.95	$2.43
Diluted	$0.73	$0.59	$2.93	$2.40
Outstanding options to purchase 0.9 million and 2.2 million shares of common stock for the three months ended September 29, 2013 and September 30, 2012, respectively, and 1.1 million and 2.3 million shares of common stock for the nine months ended September 29, 2013 and September 30, 2012, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ending September 29, 2013 and September 30, 2012, respectively.

14. Employee Benefit Plans
The Company has a defined benefit pension plan and postretirement healthcare benefit plans that cover certain employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Net periodic benefit costs are allocated between selling, administrative and engineering expense, cost of goods sold and inventory. Amounts capitalized in inventory are not significant. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Pension and SERPA Benefits
Service cost	$8,997	$8,420	$26,990	$25,260
Interest cost	19,812	20,816	59,436	62,448
Expected return on plan assets	(31,832)	(29,277)	(95,496)	(87,832)
Amortization of unrecognized:
Prior service cost	437	740	1,310	2,219
Net loss	14,652	10,969	43,956	32,906
Net periodic benefit cost	$12,066	$11,668	$36,196	$35,001
Postretirement Healthcare Benefits
Service cost	$1,965	$1,854	$5,894	$5,560
Interest cost	3,900	4,578	11,699	13,733
Expected return on plan assets	(2,384)	(2,356)	(7,153)	(7,068)
Amortization of unrecognized:
Prior service credit	(963)	(963)	(2,890)	(2,890)
Net loss	2,137	1,855	6,412	5,566
Net periodic benefit cost	$4,655	$4,968	$13,962	$14,901
During the first nine months of 2013 and 2012, the Company voluntarily contributed $175 million and $200 million, respectively, in cash to further fund its pension plans. No additional pension contributions are required in 2013. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Motorcycles net revenue	$1,180,284	$1,089,268	$4,225,998	$3,931,684
Gross profit	416,315	377,904	1,537,627	1,398,231
Selling, administrative and engineering expense	240,198	223,982	729,443	709,015
Restructuring expense (benefit)	646	9,170	(1,713)	26,841
Operating income from Motorcycles	175,471	144,752	809,897	662,375
Financial services revenue	163,434	161,027	483,240	477,962
Financial services expense	87,366	88,677	261,471	256,264
Operating income from Financial Services	76,068	72,350	221,769	221,698
Operating income	$251,539	$217,102	$1,031,666	$884,073

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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.
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

	Three months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,183,016	$—	$(2,732)	$1,180,284
Financial services	—	163,829	(395)	163,434
Total revenue	1,183,016	163,829	(3,127)	1,343,718
Costs and expenses:
Motorcycles and related products cost of goods sold	763,969	—	—	763,969
Financial services interest expense	—	39,944	—	39,944
Financial services provision for credit losses	—	14,604	—	14,604
Selling, administrative and engineering expense	240,593	35,550	(3,127)	273,016
Restructuring expense	646	—	—	646
Total costs and expenses	1,005,208	90,098	(3,127)	1,092,179
Operating income	177,808	73,731	—	251,539
Investment income	1,161	—	—	1,161
Interest expense	11,369	—	—	11,369
Income before provision for income taxes	167,600	73,731	—	241,331
Provision for income taxes	51,721	26,894	—	78,615
Net income	$115,879	$46,837	$—	$162,716
	Nine months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,233,990	$—	$(7,992)	$4,225,998
Financial services	—	484,461	(1,221)	483,240
Total revenue	4,233,990	484,461	(9,213)	4,709,238
Costs and expenses:
Motorcycles and related products cost of goods sold	2,688,371	—	—	2,688,371
Financial services interest expense	—	126,004	—	126,004
Financial services provision for credit losses	—	39,011	—	39,011
Selling, administrative and engineering expense	730,664	104,448	(9,213)	825,899
Restructuring expense	(1,713)	—	—	(1,713)
Total costs and expenses	3,417,322	269,463	(9,213)	3,677,572
Operating income	816,668	214,998	—	1,031,666
Investment income	189,546	—	(185,000)	4,546
Interest expense	33,998	—	—	33,998
Income before provision for income taxes	972,216	214,998	(185,000)	1,002,214
Provision for income taxes	265,278	78,352	—	343,630
Net income	$706,938	$136,646	$(185,000)	$658,584

	Three months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$1,091,887	$—	$(2,619)	$1,089,268
Financial services	—	161,438	(411)	161,027
Total revenue	1,091,887	161,438	(3,030)	1,250,295
Costs and expenses:
Motorcycles and related products cost of goods sold	711,364	—	—	711,364
Financial services interest expense	—	46,231	—	46,231
Financial services provision for credit losses	—	9,069	—	9,069
Selling, administrative and engineering expense	224,393	35,996	(3,030)	257,359
Restructuring expense	9,170	—	—	9,170
Total costs and expenses	944,927	91,296	(3,030)	1,033,193
Operating income	146,960	70,142	—	217,102
Investment income	1,447	—	—	1,447
Interest expense	11,438	—	—	11,438
Income before provision for income taxes	136,969	70,142	—	207,111
Provision for income taxes	47,859	25,251	—	73,110
Net income	$89,110	$44,891	$—	$134,001
	Nine months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$3,939,673	$—	$(7,989)	$3,931,684
Financial services	—	478,187	(225)	477,962
Total revenue	3,939,673	478,187	(8,214)	4,409,646
Costs and expenses:
Motorcycles and related products cost of goods sold	2,533,453	—	—	2,533,453
Financial services interest expense	—	146,199	—	146,199
Financial services provision for credit losses	—	12,823	—	12,823
Selling, administrative and engineering expense	709,240	105,231	(8,214)	806,257
Restructuring expense	26,841	—	—	26,841
Total costs and expenses	3,269,534	264,253	(8,214)	3,525,573
Operating income	670,139	213,934	—	884,073
Investment income	230,611	—	(225,000)	5,611
Interest expense	34,528	—	—	34,528
Income before provision for income taxes	866,222	213,934	(225,000)	855,156
Provision for income taxes	224,854	77,016	—	301,870
Net income	$641,368	$136,918	$(225,000)	$553,286

	September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$652,961	$376,994	$—	$1,029,955
Marketable securities	122,234	—	—	122,234
Accounts receivable, net	1,228,320	—	(938,162)	290,158
Finance receivables, net	—	1,829,612	—	1,829,612
Inventories	401,199	—	—	401,199
Restricted cash	—	194,329	—	194,329
Other current assets	160,538	64,650	—	225,188
Total current assets	2,565,252	2,465,585	(938,162)	4,092,675
Finance receivables, net	—	4,355,278	—	4,355,278
Property, plant and equipment, net	763,469	31,766	—	795,235
Goodwill	30,041	—	—	30,041
Other long-term assets	272,490	14,804	(76,515)	210,779
	$3,631,252	$6,867,433	$(1,014,677)	$9,484,008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276,197	$988,678	$(938,162)	$326,713
Accrued liabilities	455,393	86,003	(2,169)	539,227
Short-term debt	—	394,460	—	394,460
Current portion of long-term debt	303,000	418,316	—	721,316
Total current liabilities	1,034,590	1,887,457	(940,331)	1,981,716
Long-term debt	—	4,067,733	—	4,067,733
Pension liability	144,563	—	—	144,563
Postretirement healthcare benefits	267,919	—	—	267,919
Other long-term liabilities	121,003	19,227	—	140,230
Shareholders’ equity	2,063,177	893,016	(74,346)	2,881,847
	$3,631,252	$6,867,433	$(1,014,677)	$9,484,008

	December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$727,716	$340,422	$—	$1,068,138
Marketable securities	135,634	—	—	135,634
Accounts receivable, net	781,642	—	(551,563)	230,079
Finance receivables, net	—	1,743,045	—	1,743,045
Inventories	393,524	—	—	393,524
Restricted cash	—	188,008	—	188,008
Other current assets	230,905	57,609	3,994	292,508
Total current assets	2,269,421	2,329,084	(547,569)	4,050,936
Finance receivables, net	—	4,038,807	—	4,038,807
Property, plant and equipment, net	783,068	32,396	—	815,464
Goodwill	29,530	—	—	29,530
Other long-term assets	292,764	19,468	(76,196)	236,036
	$3,374,783	$6,419,755	$(623,765)	$9,170,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,064	$587,885	$(551,563)	$257,386
Accrued liabilities	439,144	74,447	—	513,591
Short-term debt	—	294,943	—	294,943
Current portion of long-term debt	—	437,162	—	437,162
Total current liabilities	660,208	1,394,437	(551,563)	1,503,082
Long-term debt	303,000	4,067,544	—	4,370,544
Pension liability	330,294	—	—	330,294
Postretirement healthcare benefits	278,062	—	—	278,062
Other long-term liabilities	114,476	16,691	—	131,167
Shareholders’ equity	1,688,743	941,083	(72,202)	2,557,624
	$3,374,783	$6,419,755	$(623,765)	$9,170,773

	September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,048,429	$746,712	$—	$1,795,141
Marketable securities	136,376	—	—	136,376
Accounts receivable, net	623,021	—	(366,828)	256,193
Finance receivables, net	—	1,726,061	—	1,726,061
Inventories	379,129	—	—	379,129
Restricted cash	—	217,400	—	217,400
Other current assets	177,278	60,118	—	237,396
Total current assets	2,364,233	2,750,291	(366,828)	4,747,696
Finance receivables, net	—	4,189,606	—	4,189,606
Property, plant and equipment, net	735,719	29,116	—	764,835
Goodwill	28,928	—	—	28,928
Other long-term assets	338,987	20,193	(75,062)	284,118
	$3,467,867	$6,989,206	$(441,890)	$10,015,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,755	$408,783	$(366,828)	$293,710
Accrued liabilities	521,867	87,936	(3,725)	606,078
Short-term debt	—	404,693	—	404,693
Current portion of long-term debt	—	997,194	—	997,194
Total current liabilities	773,622	1,898,606	(370,553)	2,301,675
Long-term debt	303,000	4,169,413	—	4,472,413
Pension liability	125,664	—	—	125,664
Postretirement healthcare liability	261,564	—	—	261,564
Other long-term liabilities	134,509	15,995	—	150,504
Shareholders’ equity	1,869,508	905,192	(71,337)	2,703,363
	$3,467,867	$6,989,206	$(441,890)	$10,015,183

	Nine months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net Income	$706,938	136,646	$(185,000)	$658,584
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	118,224	4,434	—	122,658
Amortization of deferred loan origination costs	—	63,548		63,548
Amortization of financing origination fees	355	6,639	—	6,994
Provision for employee long-term benefits	50,158	—	—	50,158
Contributions to pension and postretirement plans	(197,243)	—	—	(197,243)
Stock compensation expense	28,886	2,144	—	31,030
Net change in wholesale finance receivables related to sales	—	—	(71,869)	(71,869)
Provision for credit losses	—	39,011	—	39,011
Loss on debt extinguishment	—	4,947	—	4,947
Foreign currency adjustments	12,874	—	—	12,874
Other, net	207	(270)	—	(63)
Change in current assets and current liabilities:
Accounts receivable	(302,434)	—	236,599	(65,835)
Finance receivables—accrued interest and other	—	937	—	937
Inventories	(19,233)	—	—	(19,233)
Accounts payable and accrued liabilities	113,902	264,974	(236,599)	142,277
Restructuring reserves	(24,521)	—	—	(24,521)
Derivative instruments	(1,790)	(28)	—	(1,818)
Other	74,205	(1,538)	—	72,667
Total adjustments	(146,410)	384,798	(71,869)	166,519
Net cash provided by (used by) operating activities	560,528	521,444	(256,869)	825,103

	Nine months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(107,886)	(3,804)	—	(111,690)
Origination of finance receivables	—	(5,832,489)	3,215,389	(2,617,100)
Collections of finance receivables	—	5,314,439	(3,143,520)	2,170,919
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	17,105	—	—	17,105
Other	6,721	—	—	6,721
Net cash (used by) provided by investing activities	(89,058)	(521,854)	71,869	(539,043)
Cash flows from financing activities:
Repayments of medium-term notes	—	(27,858)	—	(27,858)
Loan to HDFS	(150,000)	150,000	—	—
Proceeds from securitization of debt	—	647,516	—	647,516
Repayments of securitization debt	—	(650,424)	—	(650,424)
Net increase in credit facilities and unsecured commercial paper	—	99,416	—	99,416
Borrowings of asset-backed commercial paper	—	69,555	—	69,555
Repayments of asset-backed commercial paper	—	(58,990)	—	(58,990)
Net change in restricted cash	—	(6,321)	—	(6,321)
Dividends paid	(140,772)	(185,000)	185,000	(140,772)
Purchase of common stock for treasury	(302,196)	—	—	(302,196)
Excess tax benefits from share-based payments	18,444	—	—	18,444
Issuance of common stock under employee stock option plans	39,145	—	—	39,145
Net cash (used by) provided by financing activities	(535,379)	37,894	185,000	(312,485)
Effect of exchange rate changes on cash and cash equivalents	(10,846)	(912)	—	(11,758)
Net (decrease) increase in cash and cash equivalents	$(74,755)	$36,572	$—	$(38,183)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(74,755)	36,572	—	(38,183)
Cash and cash equivalents—end of period	$652,961	$376,994	$—	$1,029,955

	Nine months ended September 30, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$641,368	$136,918	$(225,000)	$553,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	122,570	4,873	—	127,443
Amortization of deferred loan origination costs	—	58,438	—	58,438
Amortization of financing origination fees	355	7,107	—	7,462
Provision for employee long-term benefits	48,808	1,540	—	50,348
Contributions to pension and postretirement plans	(220,733)	—	—	(220,733)
Stock compensation expense	27,881	2,406	—	30,287
Net change in wholesale finance receivables related to sales	—	—	5,570	5,570
Provision for credit losses	—	12,823	—	12,823
Foreign currency adjustments	8,692	—	—	8,692
Other, net	2,252	7,159	—	9,411
Change in current assets and current liabilities:
Accounts receivable	(230,156)	—	192,252	(37,904)
Finance receivables—accrued interest and other	—	1,597	—	1,597
Inventories	36,463	—	—	36,463
Accounts payable and accrued liabilities	86,513	205,381	(192,252)	99,642
Restructuring reserves	(9,177)	—	—	(9,177)
Derivative instruments	739	(128)	—	611
Other	(19,550)	(2,211)	—	(21,761)
Total adjustments	(145,343)	298,985	5,570	159,212
Net cash provided by (used by) operating activities	496,025	435,903	(219,430)	712,498
Cash flows from investing activities:
Capital expenditures	(91,469)	(3,860)	—	(95,329)
Origination of finance receivables	—	(5,315,732)	2,987,079	(2,328,653)
Collections of finance receivables	—	5,123,674	(2,992,649)	2,131,025
Purchases of marketable securities	(4,993)	—	—	(4,993)
Sales and redemptions of marketable securities	23,046	—	—	23,046
Net cash used by investing activities	(73,416)	(195,918)	(5,570)	(274,904)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,737	—	993,737
Proceeds from securitization debt	—	763,895	—	763,895
Repayments of securitization debt	—	(1,161,592)	—	(1,161,592)
Borrowings of asset-backed commercial paper	—	182,131	—	182,131
Repayments of asset-backed commercial paper	—	(6,538)	—	(6,538)
Net decrease in credit facilities and unsecured commercial paper	—	(634,874)	—	(634,874)
Net change in restricted cash	—	12,255	—	12,255
Dividends paid	(106,560)	(225,000)	225,000	(106,560)
Purchase of common stock for treasury	(257,981)	—	—	(257,981)
Excess tax benefits from share-based payments	16,390	—	—	16,390
Issuance of common stock under employee stock option plans	36,342	—	—	36,342
Net cash (used by) provided by financing activities	(311,809)	(75,986)	225,000	(162,795)
Effect of exchange rate changes on cash and cash equivalents	(5,701)	(907)	—	(6,608)
Net increase in cash and cash equivalents	$105,099	$163,092	$—	$268,191
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$943,330	$583,620	$—	$1,526,950
Net increase in cash and cash equivalents	105,099	163,092	—	268,191
Cash and cash equivalents—end of period	$1,048,429	$746,712	$—	$1,795,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight cruiser and touring motorcycles. HDMC currently manufactures five families of motorcycles: Touring, Dyna®, Softail®, Sportster® and V-Rod®. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson dealers and customers.
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
Overview
The Company’s net income was $162.7 million, or $0.73 per diluted share, for the third quarter of 2013 compared to $134.0 million, or $0.59 per diluted share, in the third quarter of 2012. Operating income from Motorcycles was up $30.7 million or 21.2% from last year’s third quarter driven by a stronger product mix, model year price increases, a 2.3% increase in motorcycle shipments and lower restructuring costs. During the quarter, the Company began shipping its new 2014 motorcycles including Project Rushmore, its new line of touring motorcycles. Operating income from Financial Services in the third quarter of 2013 was $76.1 million, compared to $72.4 million in the year-ago quarter. The increase in 2013 operating income was driven by lower interest expense which was partially offset by a higher provision for credit losses. In the third quarter of 2013, financial services results continued to benefit from a lower cost of funds as compared to the prior year.
During the third quarter of 2013, worldwide independent dealer retail sales of new Harley-Davidson motorcycles increased 15.5% compared to the same period in 2012, including a 20.1% increase in the U.S. and a 6.5% increase in international markets. In the third quarter of 2013, retail sales were up 10.0% in the Asia Pacific region, 15.6% in the Latin America region, 7.0% in Canada and 1.6% in the Europe, Middle East and Africa (EMEA) region.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (November 6, 2013), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On October 22, 2013 the Company provided the following information concerning its expectations for the remainder of 2013.
The Company reaffirmed its expectation to ship 259,000 to 264,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2013, an increase of approximately 4.5% to 6.5% over 2012. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 45,000 to 50,000 motorcycles in the fourth quarter of 2013, in line with shipments during the fourth quarter of 2012 of 47,067 motorcycles.
However, based on the Company's belief that retail sales during the second quarter of 2013 were negatively impacted by cooler and wetter than normal weather conditions in much of the U.S., the Company estimates that a portion of the 2013 volume that was lost in the second quarter will not be recovered by the end of 2013. Consequently, the Company continues to believe that this will put pressure on its ability to reach the high end of its 2013 shipment guidance. The Company also continues to remain cautious about the U.S. economy and the ongoing economic challenges in Europe.
The Company reaffirmed its 2013 full-year gross margin expectation to be between 35.25% and 36.25%. The Company expects gross margin percent in the fourth quarter of 2013 to be in line with last year’s fourth quarter. The Company expects that fourth quarter gross margin will reflect the ongoing benefits from restructuring savings and lower temporary inefficiencies. However, the Company expects that lower production will adversely impact the Company's 2013 fourth quarter gross margin percentage. Motorcycle production in the fourth quarter of 2013 is expected to be lower than in last year’s fourth quarter as the Company prepares to implement surge manufacturing at its Kansas City facility in early 2014. In addition, product mix in the fourth quarter of 2013 is expected to be unfavorable compared to the fourth quarter of 2012 when touring motorcycles comprised 46.0% of total shipments following the 2012 third-quarter implementation of a new ERP system at its York, Pennsylvania (York) production facility. The Company also expects unfavorable changes in foreign currency exchange rates to have an adverse impact on the 2013 fourth quarter gross margin. Finally, the Company expects its gross margin percent in the fourth quarter of 2013 to reflect the dilutive impact of 2014 model year motorcycle net pricing.

During the third quarter, the Company introduced its new 2014 model year motorcycles. The average wholesale and manufacturer's suggested retail prices on these motorcycles are approximately 3.5% higher than the prior model year. By region, the average wholesale and manufacturer's suggested retail prices are up approximately 4.25% in the U.S., 1.5% in EMEA and 2.5% in Asia Pacific and Latin America. At the same time, the significant content added to the 2014 model year motorcycles is expected to increase costs by approximately 2.75% measured as a percent of revenue, or 4.3% measured as a percent of cost of goods sold. The Company expects these pricing actions will result in wholesale price increases in excess of cost increases of approximately 0.75% measured as a percent of revenue, or 2.1% measured as a percent of gross margin. Therefore, despite the incremental revenue and gross profit expected from the model year 2014 pricing actions, the Company expects that 2014 model year price increases, net of related costs will be dilutive to motorcycle gross margin percent by approximately 0.5% through the end of the 2014 model year.
The Company continues to believe that operating income from financial services in 2013 will be modestly lower than 2012 as the business benefited from approximately $17 million in credit loss allowance releases in 2012. The Company also expects that increased competition will put pressure on HDFS' operating income going forward. Additionally, the Company continues to expect modestly higher credit losses in 2013 due to lower recoveries resulting from lower charge-offs in prior periods, changing consumer behavior and HDFS' funding of additional prudently structured sub-prime loans. Finally, key benchmark interest rates increased during 2013. The Company believes HDFS is well-positioned for a changing interest rate environment given its diversified funding portfolio. The Company expects only a minimal impact from changes in key benchmark interest rates in 2013, but that rising interest rates will result in compression of HDFS operating margins over time.
The Company adjusted its estimated full-year 2013 effective tax rate to approximately 34.7%, which is down slightly from its previous estimate of 34.8%, driven by actual results for the first nine months of 2013. This guidance excludes the effect of any potential future adjustments for matters such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.
Finally, the Company confirmed its 2013 full-year capital expenditure estimate of $200 million to $220 million.
Recent Product Announcement(1)
On November 4, 2013, the Company announced it will be offering two new motorcycles, the Harley-Davidson Street 750 and Street 500 beginning in 2014. These motorcycles were added to the Company's product plan in order to reach riders globally, who are looking for a motorcycle built for an urban environment that delivers the look, sound and feel of a Harley-Davidson. The Street models will be powered by an all new 750 cc or 500 cc liquid-cooled, Harley-Davidson Revolution X engine which was designed to meet the demands of riders in an urban setting. These product attributes also make the Harley-

Davidson Street ideal for new riders and the Company plans to integrate the Street 500 into its U.S. Rider's Edge program beginning in 2014. The Street bikes will be priced to reach more customers with a manufacturer’s suggested retail price in the U.S. of $6,700 to $7,500, depending on the model. Street motorcycles for the Company's North American customers will be built in its Kansas City facility and it will utilize its Bawal, India facility to build Street motorcycles for other international markets.
The Company’s plan is to initially launch Street at retail in the U.S., Italy, Spain, Portugal and India in the second quarter of 2014 and expand to additional markets later in 2014 and into 2015. The Company expects shipment volumes in 2014 to be between 7,000 and 10,000 units, with more than half of the 2014 shipments going to support U.S. dealers’ Rider's Edge and showroom display needs. The Company believes the Street motorcycles will complement the Sportster family allowing it to attract new outreach and international customers, although it is anticipated that some customers that would have considered a Sportster may now choose a Street model.
Similar to Sportster models, the Street models will have lower wholesale and manufacturer's suggested retail prices and lower margins than the Company's current fleet average and will represent an investment in customers who are likely to have a significant lifetime value to the Company through repeat purchases. The Company anticipates that motorcycle product mix in 2014 and going forward will reflect a greater concentration of these models. As a result, in 2014, the Company expects Street will deliver incremental gross margin dollars, but will have an approximate 0.5% adverse impact on gross margin percentage based on the Company's plan. Even with this critical investment in the future, the Company continues to expect its gross margin percentage to grow modestly in 2014, and over the next 3 to 5 years as it continues to execute its strategic growth plan and launch new products.
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
In connection with the modified 2011 New Castalloy restructuring plan, the New Castalloy workforce was reduced by approximately 100 employees, leaving approximately 100 remaining employees to support the ongoing operations. The original plan would have resulted in a workforce reduction of approximately 200 employees.
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

The 2011 Kansas City restructuring plan resulted in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would be required under the previous contract.
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
The 2010 restructuring plan resulted in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would be required under the previous contract and approximately 75 fewer full-time hourly unionized employees in its Tomahawk, Wisconsin facility than would be required under the previous contract.
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
The 2009 restructuring plan resulted in a reduction of approximately 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Restructuring Costs and Savings
During the first nine months of 2013, the Company incurred a $1.7 million restructuring benefit related to its combined restructuring plan activities. This includes approximately $5 million of benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above. The 2013 benefit is a slight offset to $484.3 million in restructuring and impairment expense incurred in prior years since the restructuring activities were initiated in 2009. On October 22, 2013, the Company reaffirmed its estimate for restructuring expenses related to its combined restructuring plan activities that it expects to incur from 2009 to 2013 of $485 million. The estimate reflects the impact of the Company's modified plan for New Castalloy. The Company continues to expect approximately 35% of those amounts to be non-cash. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

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

Results of Operations for the Three Months Ended September 29, 2013
Compared to the Three Months Ended September 30, 2012
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 29, 2013	September 30, 2012	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$175,471	$144,752	$30,719	21.2%
Operating income from financial services	76,068	72,350	3,718	5.1
Operating income	251,539	217,102	34,437	15.9
Investment income	1,161	1,447	(286)	(19.8)
Interest expense	11,369	11,438	(69)	(0.6)
Income before income taxes	241,331	207,111	34,220	16.5
Provision for income taxes	78,615	73,110	5,505	7.5
Net income	$162,716	$134,001	$28,715	21.4%
Diluted earnings per share	$0.73	$0.59	$0.14	23.7%
Consolidated operating income was up 15.9% in the third quarter of 2013 led by an increase in operating income from the Motorcycles segment which improved by $30.7 million, or 21.2%, compared to the third quarter of 2012. Operating income from the Financial Services segment was higher during the third quarter of 2013 compared to the third quarter of 2012, increasing $3.7 million or 5.1%. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the third quarter of 2013 was 32.6% compared to 35.3% for the third quarter of 2012. The Company's third quarter of 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal

Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013 and an adjustment of its valuation allowance on certain deferred tax assets.
Diluted earnings per share was $0.73 in the third quarter of 2013, up 23.7% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 21.4% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 228.0 million in the third quarter of 2012 to 223.5 million in the third quarter of 2013, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 15.5% during the third quarter of 2013 compared to the third quarter of 2012. Retail sales of Harley-Davidson motorcycles increased 20.1% in the United States. The Company believes the U.S. retail sales increase for the third quarter of 2013 was due primarily to the launch of its 2014 model year motorcycles, significantly improved Harley-Davidson motorcycle availability and relatively low retail sales in the same period in 2012. Internationally, retail sales increased 6.5% in the quarter. Retail sales increases in EMEA region were driven by growth in emerging markets, as well as strength in the United Kingdom and Germany, partially offset by softness in Southern Europe. Asia Pacific region growth was driven by emerging markets, primarily India and China; and Latin America region growth was driven by Brazil and Mexico.
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2013	September 30, 2012	Increase (Decrease)	% Change
North America Region
United States	48,529	40,402	8,127	20.1%
Canada	2,759	2,578	181	7.0%
Total North America Region	51,288	42,980	8,308	19.3%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	7,922	8,146	(224)	(2.7)%
Other	1,707	1,330	377	28.3%
Total Europe Region	9,629	9,476	153	1.6%
Asia Pacific Region
Japan	2,821	2,941	(120)	(4.1)%
Other	3,805	3,083	722	23.4%
Total Asia Pacific Region	6,626	6,024	602	10.0%
Latin America Region	2,974	2,573	401	15.6%
Total Worldwide Retail Sales	70,517	61,053	9,464	15.5%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 29, 2013		September 30, 2012		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	32,061	59.3%	33,152	62.8%	(1,091)	(3.3)%
International	21,964	40.7%	19,641	37.2%	2,323	11.8
Harley-Davidson motorcycle units	54,025	100.0%	52,793	100.0%	1,232	2.3%
Touring motorcycle units	23,011	42.6%	18,483	35.0%	4,528	24.5%
Custom motorcycle units(a)	19,111	35.4%	20,719	39.2%	(1,608)	(7.8)
Sportster motorcycle units	11,903	22.0%	13,591	25.8%	(1,688)	(12.4)
Harley-Davidson motorcycle units	54,025	100.0%	52,793	100.0%	1,232	2.3%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.

The Company shipped 54,025 Harley-Davidson motorcycles worldwide during the third quarter of 2013, which was 2.3% higher than the third quarter of 2012 and in line with Company expectations. Shipments of touring motorcycles as a percentage of total shipments increased in the third quarter of 2013 compared to the prior year while shipments of custom and Sportster motorcycles as a percentage of total shipments decreased. The increase in touring motorcycle shipments as a percentage of total shipments was driven by the initial shipments of model year 2014 Rushmore motorcycles and the fact that 2012 shipments were negatively impacted by lower production of touring motorcycles due to the implementation of a new ERP system at the York facility.
U.S. dealer retail inventory of Harley-Davidson motorcycles was approximately 4,200 units higher at the end of the third quarter of 2013 compared to the same time last year. The Company believes the overall U.S. retail inventory of Harley-Davidson motorcycles for the first three quarters of 2013 was approaching the levels it believes are aligned with its flexible manufacturing strategy. The Company continues to expect retail inventory, on a year-over-year basis, to be lower in the fourth quarter of 2013 in advance of the Company's anticipated implementation of surge manufacturing capabilities at its Kansas City facility in 2014.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 29, 2013	September 30, 2012	Increase (Decrease)	% Change
Revenue:
Motorcycles	$857,029	$773,979	$83,050	10.7%
Parts & Accessories	250,153	233,749	16,404	7.0
General Merchandise	66,134	75,632	(9,498)	(12.6)
Other	6,968	5,908	1,060	17.9
Total revenue	1,180,284	1,089,268	91,016	8.4
Cost of goods sold	763,969	711,364	52,605	7.4
Gross profit	416,315	377,904	38,411	10.2
Selling & administrative expense	204,514	192,351	12,163	6.3
Engineering expense	35,684	31,631	4,053	12.8
Restructuring expense	646	9,170	(8,524)	(93.0)
Operating expense	240,844	233,152	7,692	3.3
Operating income from motorcycles	$175,471	$144,752	$30,719	21.2%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2012 to the third quarter of 2013 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 30, 2012	$1,089.3	$711.4	$377.9
Volume	35.7	30.9	4.8
Price, net of related cost	33.5	23.4	10.1
Foreign currency exchange rates and hedging	(10.5)	(6.6)	(3.9)
Shipment mix	32.3	14.8	17.5
Raw material prices	—	(0.6)	0.6
Manufacturing costs	—	(9.3)	9.3
Total	91.0	52.6	38.4
September 29, 2013	$1,180.3	$764.0	$416.3

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2012 to the third quarter of 2013:

•
Volume increases were driven by the increase in wholesale motorcycle shipments and parts and accessories sales, partially offset by lower sales volumes for General Merchandise which resulted from strong revenue in the prior year which benefited from sales of 110th anniversary apparel and accessories that began in the third quarter of 2012.

•
On average, wholesale prices for the Company’s 2013 and 2014 model-year motorcycles are higher than the prior model-years resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model year price increases on gross profit was partially offset by an increase in cost related to the significant additional content added to the 2014 model year motorcycles. As discussed more fully above, the Company expects that 2014 model year price increases, net of related costs, will be dilutive to motorcycle gross margin percent by approximately 0.5% through the end of the 2014 model year.(1)

•
Changes in foreign currency exchange rates during the third quarter of 2013 resulted in a negative impact on net revenue and gross profit primarily as a result of devaluation in the Japanese yen, Australian dollar and Brazilian real. The Company continues to expect downward pressure on gross margins in the fourth quarter of 2013 as a result of currency devaluation.(1)

•	Shipment mix changes positively impacted net revenue and gross profit primarily as a result of a positive mix shift between motorcycle families as compared to the same period last year.

•	Raw material prices were slightly lower in the third quarter of 2013 relative to the third quarter of 2012.

•
Manufacturing costs in the third quarter of 2013 benefited from restructuring savings and approximately $8 million lower temporary inefficiencies partially offset by approximately $7 million of higher start-up costs for the new model year driven by the significant level of content added to the new models.

Operating expenses were higher during the third quarter of 2013 compared to the third quarter of 2012 driven by higher selling and administrative and engineering expenses, partially offset by lower restructuring expense. The higher selling and administrative and engineering expenses were primarily due to higher spending in support of the Company's growth initiatives and were also impacted by incremental spending to support the Rushmore product launch and the Company's 110th anniversary activities. The Company continues to expect selling and administrative and engineering expenses to be higher on a year-over-year basis in 2013, but decrease as a percent of revenue.(1) This includes the impact in the fourth quarter of 2013 of a $4.9 million recall expense related to a voluntary recall announced by the Company in October 2013.(1)
The restructuring costs in the third quarter of 2013 were lower as the Company exits its restructuring activities. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 29, 2013	September 30, 2012	(Decrease) Increase	% Change
Interest income	$148,164	$147,638	$526	0.4%
Other income	15,270	13,389	1,881	14.0
Financial services revenue	163,434	161,027	2,407	1.5
Interest expense	39,944	46,231	(6,287)	(13.6)
Provision for credit losses	14,604	9,069	5,535	61.0
Operating expenses	32,818	33,377	(559)	(1.7)
Financial services expense	87,366	88,677	(1,311)	(1.5)
Operating income from financial services	$76,068	$72,350	$3,718	5.1%

Interest expense for the third quarter of 2013 was lower due to a more favorable cost of funds, partially offset by higher average debt outstanding. The provision for credit losses increased $5.5 million in the third quarter of 2013 due primarily to increased retail credit losses. The increased retail credit losses include the impact of lower recovery values on repossessed motorcycles after the 2014 model year launch.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 29, 2013	September 30, 2012
Balance, beginning of period	$111,324	$114,248
Provision for finance credit losses	14,604	9,069
Charge-offs	(23,708)	(19,873)
Recoveries	9,701	9,682
Balance, end of period	$111,921	$113,126
At September 29, 2013, the allowance for credit losses on finance receivables was $6.0 million for wholesale receivables and $105.9 million for retail receivables. At September 30, 2012, the allowance for credit losses on finance receivables was $7.3 million for wholesale receivables and $105.9 million for retail receivables.
HDFS’ periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on HDFS’ past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral.

Results of Operations for the Nine Months Ended September 29, 2013
Compared to the Nine Months Ended September 30, 2012
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 29, 2013	September 30, 2012	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$809,897	$662,375	$147,522	22.3%
Operating income from financial services	221,769	221,698	71	—
Operating income	1,031,666	884,073	147,593	16.7
Investment income	4,546	5,611	(1,065)	(19.0)
Interest expense	33,998	34,528	(530)	(1.5)
Income before income taxes	1,002,214	855,156	147,058	17.2
Provision for income taxes	343,630	301,870	41,760	13.8
Net income	$658,584	$553,286	$105,298	19.0%
Diluted earnings per share	$2.93	$2.40	$0.53	22.1%
Consolidated operating income was up 16.7% in the first nine months of 2013 led by an increase in operating income from the Motorcycles segment which improved by $147.5 million, or 22.3%, compared to the first nine months of 2012. Operating income for the Financial Services segment was flat for the first nine months of 2013 compared to the first nine months of 2012. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first nine months of 2013 was 34.3% compared to 35.3% for the first nine months of 2012. The Company's 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013 and an adjustment of its valuation allowance on certain deferred tax assets. During the first nine months of 2013, the Company recorded the benefits of the Research and Development tax credit for the full year of 2012 and for the three quarters of 2013.
Diluted earnings per share was $2.93 in the first nine months of 2013, up 22.1% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 19.0% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 230.1 million in the first nine months of 2012 to 224.7 million in the first nine months of 2013, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 4.1% during the first nine months of 2013 compared to the first nine months of 2012. Retail sales of Harley-Davidson motorcycles increased 4.1% in the United States and increased 4.2% internationally in the first nine months of 2013. The Company believes U.S. retail sales for the first nine months of 2013 were positively impacted by the launch of its 2014 model year motorcycles and improved availability of motorcycles in the third quarter which more than offset the adverse impact of weather experienced during the first half of 2013. International retail sales were adversely impacted by the difficult economic environment in Europe offset by growth in the Asia Pacific, Latin America region, and Canada. On an industry-wide basis, retail sales in the heavyweight (601+cc) portion of the market were up 0.3% in the United States and down 7.2% in Europe for the nine months ended September 30, 2013 when compared to the same period in 2012.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2013	September 30, 2012	Increase (Decrease)	% Change
North America Region
United States	141,476	135,925	5,551	4.1%
Canada	9,876	9,526	350	3.7
Total North America Region	151,352	145,451	5,901	4.1
Europe, Middle East and Africa Region (EMEA)
Europe(b)	30,291	31,667	(1,376)	(4.3)
Other	5,119	4,539	580	12.8
Total Europe Region	35,410	36,206	(796)	(2.2)
Asia Pacific Region
Japan	8,168	7,915	253	3.2
Other	11,609	9,859	1,750	17.8
Total Asia Pacific Region	19,777	17,774	2,003	11.3
Latin America Region	8,425	7,013	1,412	20.1
Total Worldwide Retail Sales	214,964	206,444	8,520	4.1%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Heavyweight Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2013	September 30, 2012	Decrease	% Change
United States(b)	255,987	255,199	788	0.3%
	Nine months ended
	September 30, 2013	September 30, 2012	Decrease	% Change
Europe(c)	251,280	270,636	(19,356)	(7.2)%

(a)	Heavyweight data includes street legal 601+cc models. Street legal 601+cc models include on-highway, dual purpose models and three-wheeled vehicles.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update.

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 29, 2013		September 30, 2012		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	139,814	65.4%	131,119	65.4%	8,695	6.6%
International	74,039	34.6%	69,439	34.6%	4,600	6.6
Harley-Davidson motorcycle units	213,853	100.0%	200,558	100.0%	13,295	6.6%
Touring motorcycle units	86,727	40.5%	77,859	38.8%	8,868	11.4%
Custom motorcycle units(a)	84,728	39.6%	78,430	39.1%	6,298	8.0
Sportster motorcycle units	42,398	19.9%	44,269	22.1%	(1,871)	(4.2)
Harley-Davidson motorcycle units	213,853	100.0%	200,558	100.0%	13,295	6.6%

(a)	Custom motorcycle units, as used in this table, include Dyna, Softail, VRSC and CVO models.
The Company shipped 213,853 motorcycles worldwide during the first nine months of 2013, which was 6.6% higher than the first nine months of 2012. International shipments as a percentage of the total were the same as the first nine months of 2012. Shipments of touring motorcycles and custom motorcycles as a percentage of total shipments increased in the nine months of 2013 compared to the prior year while shipments of Sportster motorcycles as a percentage of total shipments declined. The increase in touring motorcycle shipments as a percentage of total shipments was driven by the initial shipments of model year 2014 Rushmore motorcycles and the fact that of 2012 shipments of touring motorcycles in the third quarter of 2012 were negatively impacted by lower production due to the implementation of a new ERP system at the York facility.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,285,738	$2,993,657	$292,081	9.8%
Parts & Accessories	703,779	698,381	5,398	0.8
General Merchandise	219,978	225,375	(5,397)	(2.4)
Other	16,503	14,271	2,232	15.6
Total revenue	4,225,998	3,931,684	294,314	7.5
Cost of goods sold	2,688,371	2,533,453	154,918	6.1
Gross profit	1,537,627	1,398,231	139,396	10.0
Selling & administrative expense	619,409	616,070	3,339	0.5
Engineering expense	110,034	92,945	17,089	18.4
Restructuring (benefit) expense	(1,713)	26,841	(28,554)	NM
Operating expense	727,730	735,856	(8,126)	(1.1)
Operating income from motorcycles	$809,897	$662,375	$147,522	22.3%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2012 to the first nine months of 2013 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
September 30, 2012	$3,931.7	$2,533.5	$1,398.2
Volume	219.2	155.5	63.7
Price, net of related costs	56.7	23.9	32.8
Foreign currency exchange rates and hedging	(37.9)	(5.5)	(32.4)
Shipment mix	56.3	24.3	32.0
Raw material prices	—	(5.1)	5.1
Manufacturing costs	—	(38.2)	38.2
Total	294.3	154.9	139.4
September 29, 2013	$4,226.0	$2,688.4	$1,537.6

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2012 to first nine months of 2013:

•	Volume increases were driven by the increase in wholesale motorcycle shipments.

•
On average, wholesale prices for the Company’s 2013 and 2014 model-year motorcycles are higher than the prior model years resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model year price increases on gross profit was partially offset by an increase in cost related to the significant additional content added to the 2014 model year motorcycles.

•
Changes in foreign currency exchange rates during the first three quarters of 2013 resulted in a negative impact on net revenue and gross profit primarily as a result of devaluation in the Euro, Japanese yen, Australian dollar and Brazilian real.

•	Shipment mix changes positively impacted net revenue and gross profit as a result of a positive mix shift between motorcycle families as compared to the same period last year.

•	Raw material prices were lower in the first nine months of 2013 relative to the first nine months of 2012.

•
Manufacturing costs in the first nine months of 2013 benefited from restructuring savings, $16 million of lower temporary inefficiencies and a lower fixed cost per unit as a result of higher production volumes compared to the same period in 2012, partially offset by approximately $7 million of higher start-up costs for the new model year driven by the significant level of content added to the new models.

The net decrease in operating expense was primarily due to lower restructuring expense related to the Company's previously announced restructuring activities partially offset by higher selling and administrative and engineering expense. The higher selling and administrative and engineering expenses were primarily due to higher spending in support of the Company’s growth initiatives, and were also impacted by incremental spending to support the Rushmore product launch and the Company's 110th anniversary activities, partially offset by lower warranty and recall expense. The lower restructuring costs include a reserve release of approximately $5 million in the second quarter of 2013 recorded in connection with the decision to retain a limited operation at the New Castalloy facility, as described in "Restructuring Activities" above. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012	(Decrease) Increase	% Change
Interest income	$436,895	$436,447	$448	0.1%
Other income	46,345	41,515	4,830	11.6
Financial services revenue	483,240	477,962	5,278	1.1
Interest expense	126,004	146,199	(20,195)	(13.8)
Provision for credit losses	39,011	12,823	26,188	204.2
Operating expenses	96,456	97,242	(786)	(0.8)
Financial services expense	261,471	256,264	5,207	2.0
Operating income from financial services	$221,769	$221,698	$71	—%
Interest expense for the first nine months of 2013 was lower due to a more favorable cost of funds, partially offset by a $4.9 million loss on the extinguishment of medium-term notes during the nine months ended September 29, 2013. The provision for credit losses increased $26.2 million in the first nine months of 2013 due to higher retail credit losses resulting from lower recoveries as a result of fewer charge-offs in prior periods. In addition, the provision for credit losses in 2012 benefited from $14.5 million in credit loss allowance releases as compared to $1.9 million in the first nine months of 2013.
Annualized losses on HDFS' retail motorcycle loans were 0.88% through September 29, 2013 compared to 0.65% through September 30, 2012. The 30-day delinquency rate for retail motorcycle loans at September 29, 2013 decreased to 3.11% from 3.24% at September 30, 2012. Annualized losses were higher due to lower recoveries as a result of fewer charge-offs in prior periods. Additionally, the increase in the retail motorcycle annualized losses reflects HDFS' actions to modestly increase approval rates and fund additional loans we believe are prudently structured, coupled with changing consumer behavior related to taking on additional debt.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012
Balance, beginning of period	$107,667	$125,449
Provision for credit losses	39,011	12,823
Charge-offs	(67,117)	(62,779)
Recoveries	32,360	37,633
Balance, end of period	$111,921	$113,126

Other Matters

Contractual Obligations
The Company has updated its Contractual Obligations table as of September 29, 2013 to reflect the new projected principal and interest payments for the remainder of 2013 and beyond as follows (in thousands):

	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Principal payments on debt	$489,373	$2,168,001	$1,512,381	$1,013,754	$5,183,509
Interest payments on debt	47,405	299,615	151,676	29,142	527,838
	$536,778	$2,467,616	$1,664,057	$1,042,896	$5,711,347
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 29, 2013 remain constant.
As of September 29, 2013, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek.
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

Liquidity and Capital Resources as of September 29, 2013(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities and committed unsecured bank facilities and through the term asset-backed securitization market.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

September 29, 2013
Cash and cash equivalents	$1,029,955
Marketable securities	122,234
Total cash and cash equivalents and marketable securities	1,152,189
Global credit facilities	955,540
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	13,516
Total availability under credit facilities	1,569,056
Total	$2,721,245

(a)	The U.S. commercial paper conduit facility expires on September 12, 2014. The Company anticipates that it will renew this facility prior to expiration.(1)

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

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012
Net cash provided by operating activities	$825,103	$712,498
Net cash used by investing activities	(539,043)	(274,904)
Net cash used by financing activities	(312,485)	(162,795)
Effect of exchange rate changes on cash and cash equivalents	(11,758)	(6,608)
Net (decrease) increase in cash and cash equivalents	$(38,183)	$268,191
Operating Activities
The increase in cash provided by operating activities for the first nine months of 2013 compared to the first nine months of 2012 was primarily due to increased earnings and favorable changes in working capital. The favorable change in working capital was due in part to the utilization of a prepaid income tax balance during the first nine months of 2013 that was established in 2012. In addition, cash provided by operating activities was impacted in both 2013 and 2012 by voluntary contributions to the Company’s pension plans of $175.0 million and $200.0 million, respectively. No additional contributions to qualified pension plans are required or planned in 2013(1). The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $111.7 million in the first nine months of 2013 compared to $95.3 million in the same period last year. Net cash flows from finance receivables for the first nine months of 2013 were $248.6 million lower than in the same period last year as a result of an increase in retail motorcycle loan originations during the first nine months of 2013. A net increase in cash in-flows related to marketable securities during the first nine months of 2012 resulted in investing cash flows in the first nine months of 2013 that were approximately $6 million lower by comparison.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows from share repurchases were $302.2 million in the first nine months of 2013 compared to $258.0 million for the same period last year. Share repurchases during the first nine months of 2013 included 5.5 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of September 29, 2013, there were 11.0 million shares remaining on a board-approved share repurchase authorizations.
The Company paid dividends of $0.630 and $0.465 per share totaling $140.8 million and $106.6 million during the first nine months of 2013 and 2012, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $79.2 million in the first nine months of 2013 compared to net cash inflows of $136.8 million in the first nine months of 2012. The Company’s total outstanding debt consisted of the following (in thousands):

	September 29, 2013	September 30, 2012
Unsecured commercial paper	394,460	404,693
Asset-backed Canadian commercial paper conduit facility	180,584	176,855
Medium-term notes	2,858,809	3,297,687
Senior unsecured notes	303,000	303,000
Term asset-backed securitization debt	1,446,656	1,692,065
Total debt	$5,183,509	$5,874,300

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 29, 2013 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	A-	Stable
Fitch	F2	A-	Positive

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
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of September 29, 2013 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 29, 2013 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$910,511	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. During the second quarter of 2013, HDFS repurchased an aggregate of $23.0 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.9 million in loss on the extinguishment of debt, which included unamortized discounts and fees. Unamortized discounts on the Notes reduced the outstanding balance by $1.7 million and $2.4 million at September 29, 2013 and September 30, 2012, respectively.
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
Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2013, HDFS amended its Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). The amended agreement has terms that are similar to those of the original agreement, entered into in August 2012, and is for the same amount. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of September 29, 2013, the Canadian Conduit has an expiration date of June 30, 2014. The contractual maturity of the debt is approximately 5 years.
HDFS maintains effective control over any transferred assets and therefore the transactions do not meet accounting sale requirements under ASC Topic 860, "Transfers and Servicing". As such, any transactions are treated as secured borrowings.
During the third quarter of 2013, HDFS transferred $26.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million. During the second quarter of 2013, HDFS transferred $53.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $47.1 million. During the third quarter of 2012, HDFS transferred $209.1 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $183.0 million. The transferred assets are restricted as collateral for the payment of the debt. At September 29, 2013, $201.4 million of finance receivables, net and $13.1 million of cash were restricted as collateral for the payment of $180.6 million of debt. Approximately $39.8 million of the debt was classified as current at September 29, 2013.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2013, HDFS amended and restated its revolving asset-backed U.S. commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million. The agreement has terms that are similar to those of the prior agreement and is for the same amount. At September 29, 2013, HDFS had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of September 29, 2013, the U.S. Conduit expires September 12, 2014.
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

During the third quarter of 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. At September 29, 2013 and September 30, 2012, the unaccreted premium associated with these notes was $0.5 million and $1.5 million, respectively. There was no additional term asset-backed securitization activity for the nine months ended September 29, 2013 or September 30, 2012.
As of September 29, 2013, the assets of the VIEs totaled $2.07 billion, of which $1.88 billion of finance receivables, net and $181.2 million of cash were restricted as collateral for the payment of $1.45 billion of obligations under the secured notes. Approximately $378.5 million of the obligations under the secured notes were classified as current at September 29, 2013, based on the contractual maturities of the restricted finance receivables.
Intercompany Borrowing – During 2012, HDFS had a revolving credit line with the Company whereby HDFS could borrow up to $210.0 million from the Company at a market interest rate. HDFS had no outstanding borrowings owed to the Company under this agreement at any time in 2012. This agreement was terminated during the first quarter of 2013.
During 2013, HDFS and the Company entered into the following term loan agreements under which HDFS borrowed from the Company (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	March 2013	April 2013 *
$100,000	September 2013	November 2013
$300,000	June 2013	April 2014
$150,000	September 2013	April 2014
* This loan was repaid on or before the Maturity date.
The term loans provide for monthly interest based on the prevailing commercial paper rates and principal due at maturity or upon demand by the Company. The term loan balances are eliminated in the Company’s consolidated financial statements.
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
Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.5 to 1.0. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At September 29, 2013, HDFS and the Company remained in compliance with all of the then existing covenants.

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
In recent years, HDFS has experienced historically low levels of retail credit losses and has no assurance that this will continue. The Company believes that HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals in the sub-prime lending environment.
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

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of the Quarterly report on Form 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 29, 2013:

2013 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to August 4	467,182	55	467,182	11,791,553
August 5 to September 1	663,238	59	663,238	11,357,474
September 2 to September 29	468,688	61	468,688	11,017,957
Total	1,599,108	58	1,599,108

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company did not make any discretionary share repurchases during the quarter ended September 29, 2013 under this authorization. As of September 29, 2013, 1.6 million shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary shares repurchases of 1,586,530 shares during the quarter ended September 29, 2013 under this authorization. As of September 29, 2013, 9.4 million shares remained under this authorization.
From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under either the 1997 authorization or the 2007 authorization.
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2013, the Company acquired 12,578 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 63 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 11/6/2013	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 11/6/2013	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description

4.1
Amendment No. 1 to 5-Year Credit Agreement, dated July 10, 2013, among the Company, certain subsidiaries of the Company, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., including an Amended and Restated Canadian Syndicated Addendum, to the 5-Year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 29, 2013, filed on November 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_______