Form 10-K
period 2013-12-31
HARLEY DAVIDSON INC
filed 2014-02-20
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013: $12,137,937,572
Number of shares of the registrant’s common stock outstanding at January 31, 2014: 220,051,960 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 26, 2014.

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2013

PART I
Note regarding forward-looking statements(1)
The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “estimates”, or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 20, 2014), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
The Motorcycles segment designs, manufactures and sells at wholesale street-legal Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa (EMEA), Asia-Pacific and Latin America.
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
Motorcycles and Related Products
Motorcycles – The primary business of the Motorcycles segment is to design, manufacture and sell at wholesale street-legal Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s worldwide motorcycle sales generated approximately 77%, 76% and 76% of the total net revenue in the Motorcycles segment during 2013, 2012 and 2011, respectively.
Harley-Davidson motorcycles feature classic styling, innovative design, distinctive sound, and superior quality with the ability to customize. The Company manufactures six platforms of motorcycles: Touring, Dyna®, Softail®, Sportster®, V-Rod® and Street. The first four of these motorcycle platforms are powered by air-cooled, or combination air-and liquid-cooled, twin-cylinder engines with a 45-degree "V" configuration. The V-Rod® and Street platforms are powered by liquid-cooled, twin-cylinder engines with a 60-degree "V" configuration. Street platform motorcycles (the Harley-Davidson StreetTM 500 and Street 750) are expected to be available for sale at retail in select markets beginning in the second quarter of 2014. The Company primarily competes in the market segment consisting of street-legal motorcycles with engine displacements of 601cc and greater. The Company's engines currently range in displacement from 494cc to 1802cc.

The street-legal motorcycle market is comprised of the following categories:

•	Standard (a basic motorcycle which usually features upright seating for one or two passengers);

•	Sportbike (incorporates racing technology, aerodynamic styling, low handlebars with a “sport” riding position and high performance tires);

•	Cruiser (emphasizes styling and owner customization);

•	Touring (incorporates features such as saddlebags, fairings, or large luggage compartments and emphasizes rider comfort and load capacity); and

•	Dual (designed with the capability for use on public roads as well as for some off-highway recreational use).
The Company competes in the touring and cruiser categories of the motorcycle market. The touring category of the market was pioneered by the Company and includes the Harley-Davidson Touring platform of motorcycles, including three-wheeled motorcycles, which are generally equipped with fairings, windshields, saddlebags and/or Tour Pak® luggage carriers. The cruiser category of the market includes motorcycles featuring the distinctive styling associated with classic Harley-Davidson motorcycles and includes the Company’s Dyna®, Softail®, V-Rod®, Sportster® and Street motorcycle platforms.
Competition in the motorcycle markets in which the Company competes is based upon a number of factors, including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of dealer network. The Company believes its motorcycle products continue to generally command a premium price at retail relative to competitors’ motorcycles. The Company emphasizes remarkable styling, customization, innovation, sound, quality, and reliability in its products and generally offers a two-year warranty for its motorcycles. The Company promotes a comprehensive motorcycling experience across a wide demographic range through events, rides, and rallies including those sponsored by Harley Owners Group® (H.O.G.®). The Company considers the availability of a line of motorcycle parts and accessories and general merchandise and the availability of financing through HDFS offered by a global network of premium dealers as competitive advantages.
In 2013, the U.S. and European regions accounted for approximately 79% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The Company also competes in other markets around the world. The most significant other markets, based on the Company's retail sales data, are Canada, Japan, Australia and Brazil.
Harley-Davidson has been the historical market share leader in the U.S. 601+cc motorcycle market. Competitors in the U.S. 601+cc market offer motorcycles in all categories of the market including products that compete directly with the Company's offerings in the touring and cruiser categories.
According to the Motorcycle Industry Council (MIC), the touring and cruiser categories accounted for approximately 79%, 78% and 80% of total 601+cc retail unit registrations in the U.S. during 2013, 2012 and 2011, respectively. During 2013, the 601+cc portion of the market represented approximately 86% of the total U.S. motorcycle market (street-legal models including both on-highway and dual purpose models and three-wheeled vehicles) in terms of new units registered.
The following chart includes U.S. retail registration data for Harley-Davidson motorcycles for the years 2011 through 2013:
U.S. Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2013	2012	2011
Total new motorcycle registrations	305.9	299.4	289.9
Harley-Davidson new registrations	167.8	161.3	150.9
	54.9%	53.9%	52.1%

(a)	Data includes street-legal 601+cc models. Street-legal 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

The European 601+cc motorcycle market is slightly smaller than the U.S. market and customer preferences differ from those of U.S. customers. For example, in Europe, the sportbike category represented nearly 31% of the total 601+cc market in 2013 while the touring category represented 41% of the European 601+cc motorcycle market.
The following chart includes European retail registration data for Harley-Davidson for the years 2011 through 2013:
European Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2013	2012	2011
Total new motorcycle registrations	281.8	300.4	328.5
Harley-Davidson new registrations	36.1	36.2	39.9
	12.8%	12.1%	12.1%

(a)	Data includes street-legal 601+cc models. Street-legal 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

(b)
Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table may differ slightly from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The differences are not significant and generally relate to the timing of data submissions to the independent sources.

Parts & Accessories – Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 16.6%, 17.4% and 17.5% of net revenue in the Motorcycles segment in 2013, 2012 and 2011, respectively.
General Merchandise – Worldwide General Merchandise net revenue, which includes revenue from MotorClothes® apparel and riding gear, comprised 5.6%, 6.1% and 5.9% of net revenue in the Motorcycles segment in 2013, 2012 and 2011, respectively.
Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, eyewear, vehicle accessories, jewelry, small leather goods, toys, footwear and numerous other products. The majority of licensing activity currently occurs in the U.S. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $58.9 million, $49.1 million and $43.2 million in 2013, 2012 and 2011, respectively.
Harley-Davidson Museum – The Company operates the Harley-Davidson Museum (Museum) in Milwaukee, Wisconsin. The Museum is a unique destination that the Company believes builds and strengthens bonds between riders and the Company and enhances the brand among the public at large. The 130,000 square foot campus houses the Museum and archives, a restaurant, café, retail store and several special event spaces.
Other Services – The Company also provides a variety of services to its independent dealers including motorcycle service and business management training programs and customized dealer software packages. Motorcycle rentals are available through many of the Company’s independent dealers under the Company’s Authorized Rentals Program. Motorcycle rider training is available through the Company's Harley-Davidson Riding Academy.
International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.70 billion, $1.58 billion and $1.51 billion, or approximately 32%, 32% and 32% of net revenue of the Motorcycles segment, during 2013, 2012 and 2011, respectively.
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
Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, SOFTAIL, SPORTSTER and V-ROD. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. Substantially all of the Company’s trademarks are owned by H-D U.S.A., LLC, a subsidiary of the Company, which also manages the Company’s trademark strategy and portfolio.
Marketing – The Company is executing a multi-generational and multi-cultural marketing strategy. The Company measures the success of this strategy by monitoring market shares (where available) across its various customer definitions, as well as monitoring brand health in various markets.
U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers and are diverse in terms of age, gender and ethnicity. The Company defines its U.S. core customer base as Caucasian men over the age of 35 and its U.S. outreach customers as women, young adults, African-American adults, and Latino adults. In 2012 (which is the most recent data available), for the fifth straight year the Company was the market share leader in U.S. new motorcycle registrations (all cc's) within the core-customer segment and in each outreach customer segment. (Source: R. L. Polk & Co. 2012 motorcycle registrations)
In 2013, the average U.S. retail purchaser of a new Harley-Davidson motorcycle had a median household income of approximately $90,800. More than three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles were to purchasers with at least one year of education beyond high school, and 34% of the buyers had college/graduate degrees. (Sources: 2013 Company Studies)
The Company has a multi-generational and multi-cultural customer marketing strategy outside of the U.S. The Company's definition of core and outreach customers outside the U.S. varies depending on the profile of its customers in each market. In general, the Company defines its core customers outside the U.S. as men over the age of 35 and its outreach customers outside the U.S. as women and young adults.
The Company’s products are marketed to retail customers worldwide primarily through advertising and promotional activities via television, print, radio, direct mailings, as well as electronic advertising, including its website, and social media. Additionally, local marketing efforts are accomplished through a cooperative program with the Company’s independent dealers.
Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company not only participates in motorcycle rallies around the world, but also in major motorcycle consumer shows, racing activities, music festivals, mixed martial arts activities and other special promotional events.
Since 1983, the Company has promoted its Harley-Davidson products and the related lifestyle through the Harley Owners Group (H.O.G.®), which has approximately 1 million members worldwide and the Company believes is the industry’s largest company-sponsored motorcycle enthusiast organization. H.O.G.® also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.
In 2000, the Company initiated Rider's Edge - the Harley-Davidson Academy of Motorcycling, and it is now known as the Harley-Davidson Riding Academy. The Harley-Davidson Riding Academy offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. Since its inception, the program has trained more than 300,000 riders. The courses are conducted by a network of select Harley-Davidson dealerships throughout the U.S., enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.

In 2011, the Company launched a new global Harley-Davidson Authorized Tours Program that offers Harley-Davidson riders the opportunity to experience riding opportunities worldwide. Riders can also rent Harley-Davidson motorcycles worldwide from participating dealers through the Company’s Authorized Rentals Program.
Harley-Davidson Distribution – The Company’s products are retailed through an independent dealer network, of which the majority sells Harley-Davidson motorcycles exclusively. The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service on Harley-Davidson motorcycles. The Company’s independent dealers may also have secondary retail locations (SRLs) to meet additional retail and service needs of the Company’s customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. The Company’s independent dealers also sell P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Alternate Retail Outlets (AROs) and Seasonal Retail Outlets (SROs). AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.
The Company’s North American region consists of the United States and Canada. In the United States, the Company distributes its motorcycles and related products to a network of independently-owned full-service Harley-Davidson dealerships and the Overseas Military Sales Corporation, an entity that retails the Company’s products to members of the U.S. military and government contractors. The Company distributes its motorcycles to its dealers in the U.S. based on dealer orders but subject to an allocation system that the Company designed to be forward-looking and market-driven to align the distribution of motorcycles with the demand in individual dealer markets. The allocation system can affect the number of units of particular models that dealers are able to order and the timing of shipments to dealers. In Canada, the Company sells its motorcycles and related products at wholesale to a single independent distributor, Deeley Harley-Davidson Canada/Fred Deeley Imports Ltd., which in turn sells to independent dealers in the Canadian market.
The Company’s operations in the EMEA region are managed out of its Oxford, England regional headquarters. In the EMEA region, the Company distributes all products sold to independent dealers through its subsidiaries located in Austria, Czech Republic, Dubai, France, Germany, Greece, Italy, Netherlands, Russia, South Africa, Spain, Switzerland and the United Kingdom and an independent distributor located in Sweden.
The Company’s operations in the Asia-Pacific region are managed out of its Singapore regional headquarters. In the Asia-Pacific region, the Company distributes all products sold to independent dealers in Australia, China, India and Japan through subsidiaries in those countries. The Company distributes all products sold to independent dealers for the remaining Asia-Pacific markets in which its motorcycles are shipped from its U.S. and Singapore operations.
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
The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic region as of December 31, 2013:

	North America Region		EMEA Region	Asia-Pacific Region	Latin America Region	Total
	United States	Canada
Full Service Dealerships and SRLs	696	69	371	271	51	1,458
Non-Traditional	92	5	20	8	29	154
The Company’s strategy calls for the international dealer network to open 100 to 150 new dealerships from the end of 2009 through the end of 2014. Through December 31, 2013, the Company added 118 new international dealers. This excludes international dealers closed in the normal course of business.
The Company launched a new eCommerce business model during 2013 for Parts and Accessories, General Merchandise, and related products and services to reach both outreach and core customers. The Company's new eCommerce model provides an online storefront, product merchandising, digital marketing, inventory management and order fulfillment, returns processing and customer care. Retail internet orders are sold by participating authorized Harley-Davidson dealers. Dealers also handle any after-sale services that the customer may require.

Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to Harley-Davidson independent distributors, dealers and their retail customers. HDFS provides financing to Harley-Davidson independent dealers and the retail customers of those dealers in the U.S. and Canada. HDFS also provides financing to the Company’s Canadian distributor. The Company’s independent distributors, dealers and their retail customers in the EMEA, Asia-Pacific and Latin America regions are not financed by HDFS, but have access to financing through other established financial services companies, some of which have licensing or branding agreements with the Company or HDFS.
Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons.
Prior to 2013, the Company historically produced and shipped motorcycles at wholesale to its North America region dealers at approximately the same level throughout the year. Consequently, the Company’s independent dealers in the North America region typically built their inventory levels in the late fall and winter in anticipation of the spring and summer retail selling season. However, the Company is in the process of implementing surge manufacturing capabilities that will provide the flexibility to increase the production of motorcycles ahead of and during the peak retail selling season. This capability will allow the Company to more closely correlate the timing of motorcycle production and wholesale shipments to the retail selling season to better meet retail demand. The Company implemented surge manufacturing capabilities at its York, Pennsylvania facility in the first half of 2013. The Company expects to implement these new manufacturing capabilities at its Kansas City, Missouri facility in the first half of 2014(1).
In markets outside of the North America region, the Company typically distributes motorcycles through regional warehouses. This allows the dealers in those markets to carry fewer motorcycles in stock as compared to dealers in the North America region. Consequently, independent dealers and distributors in markets outside of the North America region typically do not build significant inventory levels in the non-riding season, and as a result, the Company’s wholesale shipments to these markets are generally lower in the non-riding season than in the riding season.
Motorcycle Manufacturing – The Company’s manufacturing strategy is designed to continuously improve product quality and productivity while reducing costs and increasing flexibility to respond to continuously changing customer expectations and preferences.
The Company believes that flexible manufacturing processes and flexible supply chains combined with cost-competitive and flexible labor agreements are critical to enabling the Company to respond to customers in a cost effective manner. The restructuring of the Company’s U.S. manufacturing plants, which commenced in 2009 and ended in 2013, was instrumental in allowing the Company to become more flexible and cost competitive. In 2013, the Company implemented flexible production capabilities at its York, Pennsylvania facility by adding flexible workers thus enabling the Company to increase manufacturing production in the first half of 2013 to more closely match retail demand. In the first half of 2014, the Company began implementing flexible production capabilities at its motorcycle manufacturing facility in Kansas City, Missouri.
To support the Company’s international growth initiatives, the Company operates two CKD (Complete Knock Down) assembly plants. A CKD plant assembles motorcycles from component kits produced by the Company's U.S. plants and by the Company's suppliers. The Company's first CKD plant is in Brazil and has been in operation since 1999, and its second CKD plant is in India and has been in operation since 2011. In 2014, the Company's India facility also began the manufacture of Street platform motorcycles to be sold in international markets.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. This strategy has generated improved product quality, technical integrity, application of new features and innovations and faster manufacturing ramp-up of new vehicle introductions. Through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost and quality improvement over the long-term(1).
The Company purchases all of its raw materials, principally steel and aluminum castings, forgings, steel sheets and bars. The Company also purchases certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, certain wheels, tires, seats, electrical components and instruments. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components(1).
The Company operates a manufacturing facility in Australia for the purpose of producing cast motorcycle wheels. Since 2011, the Company has restructured these operations by transitioning a significant amount of wheel production to other existing suppliers allowing it to focus on producing certain complex, high-finish wheels in what the Company believes is a cost-effective and competitive manner.
Research and Development – In 2011, Harley-Davidson commenced executing a strategy to transform product development, with the objective of ensuring that the Company delivers relevant products for an increasingly diverse customer base while reducing cost and time to market. The key objectives of the strategy include implementing a new product development methodology and organization structure that support greater innovation, flexibility, capacity and focus on consumer insights. The Company incurred research and development expenses of $152.2 million, $137.3 million and $145.4 million during 2013, 2012 and 2011, respectively.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
The Company’s motorcycles that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards. Harley-Davidson motorcycle products are designed to comply with EPA standards and the Company believes it will comply with future requirements when they go into effect(1). Additionally, the Company’s motorcycle products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. Because the Company expects that environmental standards will become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future(1).
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 16 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $22.0 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.
Employees – As of December 31, 2013, the Motorcycles segment had approximately 5,800 employees. Unionized employees at the manufacturing facilities in Menomonee Falls and Tomahawk, Wisconsin and Kansas City, Missouri are represented by the United Steelworkers of America (USW). Alternatively, certain unionized employees at the manufacturing facilities in Menomonee Falls, Wisconsin and Kansas City, Missouri are represented by the International Association of Machinist and Aerospace Workers (IAM). Production workers at the motorcycle manufacturing facility in York, Pennsylvania are represented by the IAM. Unionized employees in Wisconsin are covered by seven-year labor agreements expiring on March 31, 2019. The seven-year collective bargaining agreements with the Kansas City USW and IAM unions expire July 31, 2018, and the seven-year collective bargaining agreement with the Pennsylvania-IAM will expire February 2, 2017. Please refer to the Overview section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Company’s restructuring activities.
Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K and related annual review, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in nine languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Company’s Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 15, 2013, which compensation relates to the Company’s named executive officers; (m) the California Transparency in Supply Chain Act Disclosure; (n) Statement on Conflict Minerals; and (o) Political Engagement and Contributions. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the

Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS is an agent for certain unaffiliated insurance companies providing motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the United States and Canada, and primarily through certain subsidiaries such as Harley-Davidson Credit Corp., Eaglemark Savings Bank (ESB), Harley-Davidson Insurance Services, Inc., and Harley-Davidson Financial Services Canada, Inc.
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers and distributors, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2013 100% of such dealers utilized those services at some point during the year. HDFS also offers financial services to the Harley-Davidson distributor in Canada. The wholesale finance operations of HDFS are located in Plano, Texas.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most Harley-Davidson dealers in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada and Plano, Texas.
Insurance Services – HDFS operates as an agent for certain unaffiliated insurance companies offering point-of-sale protection products through most Harley-Davidson dealers in both the U.S. and Canada, including motorcycle insurance, extended service contracts, credit protection and motorcycle maintenance protection. HDFS also direct-markets motorcycle insurance and extended service contracts to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services to owners of Harley-Davidson dealerships. The HDFS insurance operations are located in Carson City, Nevada and Chicago, Illinois.
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
In the United States, HDFS financed 54.5% of the new Harley-Davidson motorcycles retailed by independent dealers during 2013, compared to 50.9% in 2012. In Canada, HDFS financed 31.8% of the new Harley-Davidson motorcycles retailed by independent dealers during 2013, compared to 28.6% in 2012. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – In the U.S. and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations in wholesale and retail financing activities. In general, from mid-March through August, retail financing volume is greater while wholesale financing volume is lower as dealer inventories decline. From September through mid-March, there is generally a decrease in retail financing volume while dealer inventories generally build and turn over more slowly, thereby increasing wholesale finance receivables. As discussed under "Motorcycle and Related Products - Seasonality", the Company is implementing flexible production capabilities which may reduce the seasonality of dealer inventory levels.
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
Such regulatory requirements and associated supervision could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws or regulations will not be adopted in the future, or that laws or regulations will not attempt to limit the interest rates charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
A subsidiary of HDFS, Eaglemark Savings Bank, is a Nevada state thrift chartered as an Industrial Loan Company (ILC). As such, the activities of this subsidiary are governed by federal regulations and State of Nevada banking laws and are subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. The Bureau of Consumer Financial Protection (CFPB) has been granted significant supervisory, enforcement, and rule-making authority in the area of consumer financial products and services. While direct supervision of ESB will remain with the FDIC and the State of Nevada, certain CFPB regulations, when finalized, will directly impact HDFS and its operations. ESB originates retail loans and sells the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with many common characteristics across the United States and to similarly service loans to U.S. retail customers.
Employees – As of December 31, 2013, the Financial Services segment had approximately 600 employees.
Item 1A.    Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•
The Company may not be able to successfully execute its long-term business strategy. There is no assurance that the Company will be able to drive growth to the extent desired through its focus of efforts and resources on the Harley-Davidson brand or to enhance productivity and profitability to the extent desired through pricing and continuous improvement.

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

•
Changes in general economic conditions, tightening of credit, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. For instance, the European region has faced an ongoing recession, which resulted in lower consumer confidence, high unemployment and constrained credit that negatively impacted retail motorcycle sales. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•
Retail sales of the Company's independent dealers may be impacted by weather. The Company has observed that abnormally cold and/or wet conditions in a region could have the effect of reducing demand for new Harley-Davidson motorcycles. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.

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

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to the marketplace in an efficient and timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•
Retail sales of the Company’s independent dealers may be adversely impacted by declining prices for used motorcycles and excess supplies of new motorcycles. The Company has observed that when prices for used Harley-Davidson motorcycles have declined, it has had the effect of reducing demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in lower customer demand for used motorcycles, resulting in declining prices for those used motorcycles, and prior model year new motorcycles. Also, while the Company has taken steps designed to balance production volumes for its new motorcycles with demand, those steps may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

•
The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency. The Company has several large, strategic information system projects in process. As new systems and technologies (and related strategies) are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on the Company’s business and results of operations.

•
The Company and its independent dealers must successfully accommodate a seasonal retail motorcycle sales pattern. The Company records the wholesale sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors. The Company implemented flexible production at its York, Pennsylvania facility in the first half of 2013 and began flexible production at its Kansas City, Missouri facility in the first half of 2014. Any difficulties in implementing flexible production could result in lost production or sales. The Company and its independent dealers and distributors must be able to successfully manage changes in production rates, inventory levels and other business processes associated with flexible production. Failure by the Company and its independent dealers to make such adjustments may have a material adverse effect on the Company’s business and results of operations.

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

•
The Company relies on third parties to perform certain operating and administrative functions for the Company. Similar to suppliers of raw materials and components, the Company may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, these suppliers may experience adverse economic conditions due to difficulties in the global economy that could lead to difficulties supporting the Company's operations. In light of the amount and types of functions that the Company has outsourced, these service provider risks may have a material adverse effect on the Company's business and results of operations.

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

•
The Company’s financial services operations are highly dependent on accessing capital markets to fund their operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions will adversely affect its earnings and results of operations. The ability of the Company and its financial services operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, the Company’s cost of borrowing could increase, resulting in reduced earnings and interest margins, or the Company’s access to capital may be disrupted or impaired.

•
The Company’s financial services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's independent dealers and distributors, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms, customer credit profiles and the new and used motorcycle market. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. While HDFS continued to experience historically low levels of retail credit losses during 2013, the Company believes HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals in the sub-prime lending environment. Credit losses are also adversely impacted by increases in the frequency of loss and by decreases in the value of repossessed Harley-Davidson branded motorcycles. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses.

•
The Company has a number of competitors, some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.

•
The Company’s marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide may not continue to be successful. The Company has been successful in marketing its products in large part by promoting the experience of Harley-Davidson motorcycling. To sustain and grow the business over the long-term, the Company must continue to be successful selling products and promoting the experience of motorcycling to both core customers and outreach customers such as women, young adults and ethnically diverse adults. The Company must also execute its multi-generational and multi-cultural strategy without adversely impacting the strength of the brand with core customers.

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

•
The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. Shifting foreign exchange rates can adversely affect the Company's revenue and margin, and cause volatility in results of operations. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to some extent to attempt to manage its exposure to foreign currency exchange rates, commodity price and interest rate risks, these instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

•
The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization. The Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.

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

•
The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations. Refer to the Company’s disclosures concerning legal proceedings in the periodic reports that the Company files with the Securities and Exchange Commission (SEC) for additional detail regarding lawsuits and other claims against the Company.

•
The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals. These laws and policies governing operations of foreign-based companies may result in increased costs or restrictions on the ability of the Company to sell its products in certain countries. The Company’s international sales operations may also be adversely affected by U.S. laws affecting foreign trade and taxation.

The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency (EPA), SEC, National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission. In addition, the Company’s sales and operations are also subject to laws and actions of state legislatures and other local regulators, including dealer statutes and licensing laws. Changes in regulations or the imposition of additional regulations may have a material adverse effect on the Company’s business and results of operations.

Tax - The Company is subject to income and non-income based taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide income tax liabilities and other tax liabilities. The Company believes that it complies with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, the Company's financial condition and/or results of operations may be adversely affected.
Environmental - The Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as California Air Resources Board, and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to sell certain products or may be subject to fines or penalties. Further, in response to concerns about global climate changes, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development, and implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.
Financial Services - The Company’s financial services operations are governed by various foreign, federal and state laws that more specifically affect general financial and lending institutions. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. Congress has previously considered and may in the future impose additional regulation and supervision over the financial services industry.
Depending on the provisions of the applicable laws and regulations, the interpretation of laws and regulations and the specific facts and circumstances involved, violations of or non-compliance with these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages or penalties and administrative sanctions, including "cease and desist" orders, and could limit the number of loans eligible for HDFS securitizations programs. Such regulatory requirements and associated supervision could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act also created the Bureau of Consumer Financial Protection (CFPB), housed in the Federal Reserve. The CFPB has been granted significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations.
U.S. Public Company - In addition, the Company is also subject to policies and actions of the SEC and New York Stock Exchange (NYSE). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

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

•
New regulations related to conflict minerals will cause the Company to incur additional expenses and may have other adverse consequences. The SEC adopted inquiry, diligence and additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. These rules became effective in 2013, and they impose a requirement for public companies to make disclosures by May 2014 relating to 2013 activities. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacture of its products. The Company's supply chain is complex, and if it is not able to determine the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of Congo and surrounding countries or determine that its products are "conflict free", then the Company may face reputational challenges with customers, investors or others. Additionally, as there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free", the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Accordingly, the Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

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
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2013:
Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing(2)	Menomonee Falls, WI	881,600	Owned
Manufacturing(3)	Tomahawk, WI	226,000	Owned
Manufacturing and Materials Velocity Center(4)	Kansas City, MO	450,000	Owned
Manufacturing(5)	York, PA	610,000	Owned
Motorcycle Testing	Naples, FL	10,000	Lease expiring 2019
Regional Office	Miami, FL	12,700	Lease expiring 2017
Motorcycle Testing	Yucca, AZ	79,000	Lease expiring 2019
Manufacturing and Office(6)	Manaus, Brazil	100,000	Lease expiring 2015
Regional Office and Warehouse	Oxford, England	39,000	Lease expiring 2017
Manufacturing(7)	Bawal, India	68,200	Lease expiring 2016
Regional Office	Singapore	8,800	Lease expiring 2015
Manufacturing(8)	Adelaide, Australia	485,000	Lease expiring 2017

(1)	Facility was idled during 2010 and production moved to Menomonee Falls, WI.

(2)	Motorcycle powertrain production.

(3)	Fiberglass/plastic parts production and painting.

(4)	Motorcycle parts fabrication, painting and Dyna®, Sportster®, V-Rod® and Street platform assembly.

(5)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(6)	Assembly of select models for the Brazilian market.

(7)	Assembly of select models for the Indian market and production of the Street platform.

(8)	Motorcycle wheel production.

Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	69,321	Lease expiring 2025
Office	Carson City, NV	100,000	Owned
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

Product Liability Matters:
Additionally, the Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 4.    Mine Safety Disclosures
Not Applicable
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2013	Low	High	2012	Low	High
First quarter	$48.40	$55.51	First quarter	$38.93	$50.96
Second quarter	$49.15	$59.84	Second quarter	$43.79	$54.32
Third quarter	$53.35	$65.15	Third quarter	$37.84	$47.62
Fourth quarter	$62.76	$69.75	Fourth quarter	$40.59	$49.76
The Company paid the following dividends per share:

	2013	2012	2011
First quarter	$0.210	$0.155	$0.100
Second quarter	0.210	0.155	0.125
Third quarter	0.210	0.155	0.125
Fourth quarter	0.210	0.155	0.125
	$0.840	$0.620	$0.475
As of January 31, 2014 there were 80,896 shareholders of record of Harley-Davidson, Inc. common stock.
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2013:

2013 Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to November 4	296,142	$64	296,142	10,845,427
November 5 to December 2	1,152,888	$65	1,152,888	9,795,346
December 3 to December 31	1,216,710	$68	1,216,710	8,623,274
Total	2,665,740	$66	2,665,740
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. No shares were repurchased by the Company during the fourth quarter ended December 31, 2013 under this authorization. As of December 31, 2013, there were 1.8 million shares available under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 2.7 million shares during the fourth quarter ended December 31, 2013 under this authorization. As of December 31, 2013, 6.8 million shares remained under this authorization.

On February 5, 2014, the Company announced that the Company's Board had authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. This board authorization is in addition to existing share repurchase authorizations.
Under the share repurchase authorizations, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases or privately negotiated transactions. The number of shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors. The repurchase authority has no expiration date but may be suspended, modified or discontinued at any time.
The Harley-Davidson, Inc. 2009 Incentive Stock Plan (exhibit 10.5) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold Shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned Shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2013, the Company acquired 10,475 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2008 and that all dividends are reinvested.

	2008 ($)	2009 ($)	2010 ($)	2011 ($)	2012 ($)	2013 ($)
Harley-Davidson, Inc.	100	152	212	241	307	441
Standard & Poor’s MidCap 400 Index	100	137	174	171	202	265
Standard & Poor’s 500 Index	100	127	146	149	172	228

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2013	2012	2011	2010(1)	2009(2)
Statement of operations data:
Revenue:
Motorcycles & Related Products	$5,258,290	$4,942,582	$4,662,264	$4,176,627	$4,287,130
Financial Services	641,582	637,924	649,449	682,709	494,779
Total revenue	$5,899,872	$5,580,506	$5,311,713	$4,859,336	$4,781,909
Income from continuing operations	$733,993	$623,925	$548,078	$259,669	$70,641
Income (loss) from discontinued operations, net of tax	—	—	51,036	(113,124)	(125,757)
Net income (loss)	$733,993	$623,925	$599,114	$146,545	$(55,116)
Weighted-average common shares:
Basic	222,475	227,119	232,889	233,312	232,577
Diluted	224,071	229,229	234,918	234,787	233,573
Earnings per common share from continuing operations:
Basic	$3.30	$2.75	$2.35	$1.11	$0.30
Diluted	$3.28	$2.72	$2.33	$1.11	$0.30
Earnings (loss) per common share from discontinued operations:
Basic	$—	$—	$0.22	$(0.48)	$(0.54)
Diluted	$—	$—	$0.22	$(0.48)	$(0.54)
Earnings (loss) per common share:
Basic	$3.30	$2.75	$2.57	$0.63	$(0.24)
Diluted	$3.28	$2.72	$2.55	$0.62	$(0.24)
Dividends paid per common share	$0.840	$0.620	$0.475	$0.400	$0.400
Balance sheet data:
Total assets	$9,405,040	$9,170,773	$9,674,164	$9,430,740	$9,155,518
Total debt	$5,259,170	$5,102,649	$5,722,619	$5,752,356	$5,636,129
Total equity	$3,009,486	$2,557,624	$2,420,256	$2,206,866	$2,108,118

(1)
The Company began consolidating formerly off-balance sheet qualifying special purpose entities as required by the new guidance within Accounting Standards Codification (ASC) Topic 810, “Consolidations” and ASC Topic 860, “Transfers and Servicing” in 2010.

(2)	2009 total assets include assets of discontinued operations of $181.2 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). HDMC produces cruiser and touring motorcycles. HDMC manufactures six platforms of motorcycles: Touring, Dyna®, Softail®, Sportster®, V-Rod® and Street. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson dealers and customers.
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
Overview
During 2013, the Company delivered strong financial results while it continued to make progress against its business objectives. During 2013, the Company introduced Project RushmoreTM, a completely new line of touring motorcycles, completed its multi-year restructuring program, implemented flexible surge production capabilities at its largest production facility and continued to make significant investments in future products and new markets. The Company’s net income for 2013 was $734.0 million, or $3.28 per diluted share compared to $623.9 million, or $2.72 per diluted share, in 2012. The increase in 2013 net income was driven by strong financial performance at the Motorcycles segment. Operating income from the Motorcycles segment was up $155.1 million over 2012 led by a 5.2% increase in wholesale shipments of Harley-Davidson motorcycles. In addition, Motorcycles operating income benefited during 2013 from model-year price increases, a stronger product mix and lower manufacturing and restructuring costs. These positive impacts were partially offset by an adverse change in foreign currency exchange rates during 2013 and higher selling, administrative and engineering expenses as the Company continued to invest in its strategic initiatives. Operating income from the Financial Services segment was down slightly from the prior year, falling $1.6 million, or 0.6%, due to a higher provision for credit losses which was mostly offset by a decrease in interest expense.
In 2013, worldwide independent dealer retail sales of new Harley-Davidson motorcycles grew 4.4% compared to 2012, including a 4.4% increase in the U.S. and a 4.3% increase in international markets. The Company believes the improvement in retail sales of new Harley-Davidson motorcycles reflects the strength of the Harley-Davidson brand, strong appeal for its products, including its 2014 model year motorcycles introduced in 2013, worldwide dealer efforts, and continued investment in growth opportunities around the world.
Please refer to the “Results of Operations 2013 Compared to 2012” for additional details concerning the results for 2013.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 20, 2014), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On January 30, 2014 the Company announced the following expectations for 2014.
The Company expects to ship 279,000 to 284,000 Harley-Davidson motorcycles during 2014, up approximately 7% to 9% over 2013. This includes 76,500 to 81,500 Harley-Davidson motorcycles that it expects to ship in the first quarter of 2014, an increase of approximately 2% to 8% over the first quarter of 2013. The Company believes the underlying worldwide demand fundamentals for Harley-Davidson motorcycles are strong and expects that motorcycle shipment growth in 2014 will be driven by:

•	The strong appeal of the Harley-Davidson brand

•	Great model-year 2014 and 2015 motorcycles

•	The introduction of the new Street motorcycles, which represent 7,000 to 10,000 of the 2014 unit shipment estimate

•	Continuing outreach momentum in the United States

•	International expansion
During the last several years, the Company has provided guidance on Motorcycles segment gross margin. The gross margin guidance was provided given the Company's focus on restructuring which was largely aimed at improving gross margin profitability. Since 2009, the Company has significantly improved Motorcycles segment gross margin from 32.3% to 35.4% in 2013. However, as the Company exits its restructuring activities, it will shift its focus to operating margin as a key financial metric going forward. The Company believes Motorcycles segment operating margin will more appropriately capture the Company's opportunities to leverage both gross margin and its investment in selling, administrative and engineering expenses.
The Company expects 2014 operating margin percent for the Motorcycles segment to be between 17.5% and 18.5% compared to 16.6% in 2013. The Company believes operating margin percent improvement will be driven by a modest increase in gross margin, as well as lower selling, administrative and engineering expenses as a percent of revenue. The Company expects that 2014 gross margin percent will be positively impacted by additional restructuring savings of approximately $10 million, lower temporary inefficiencies of approximately $8 million, incremental margin behind higher production and lower retirement plan expenses. The Company also expects these positive impacts to be partially offset by unfavorable product mix, the impact of pricing net of higher cost related to the significant content added to the 2014 model year motorcycles and foreign currency exchange. While the Company anticipates pressure on gross margin percent from product mix and pricing, the Company expects that both product mix and pricing will positively impact gross profit dollars in 2014. The Company expects that changes in foreign currency exchange rates in 2014 will adversely impact both gross margin percent and gross profit dollars. With respect to the first quarter of 2014, the Company expects gross margin to be down slightly from 2013 due to start-up costs associated with Street motorcycles which the Company expects to recognize during the first half of 2014. The Company expects selling, administrative and engineering expenses to grow in 2014 as it continues to invest in future growth opportunities, but will decrease as a percent of revenue as the Company leverages its current spending.
The Company expects operating income for the Financial Services segment to be down modestly in 2014 as compared to 2013. Going forward, the Company continues to expect pressure on Financial Services operating income as a result of modestly higher credit losses and tightening net interest margins due to increasing competition and higher year-over-year borrowing costs.
The Company’s capital expenditure estimates for 2014 are between $215 million and $235 million. The Company anticipates it will have the ability to fund all capital expenditures in 2014 with cash flows generated by operations.
The Company also announced on January 30, 2014 that it expects the full year 2014 effective income tax rate to be approximately 35.5%. The increase over 2013 is primarily due to the absence of the U.S. Federal Research and Development tax credit in 2014. This guidance excludes the effect of any potential future adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Restructuring Activities(1)
Restructuring Costs and Savings
In 2013, the Company completed work related to its various restructuring activities that were initiated during 2009 through 2011, as described below. During 2013, the Company incurred a restructuring benefit of $2.1 million related to combined restructuring plan activities. This included approximately $5 million of benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described below. On a cumulative basis the Company has recognized $482.2 million in restructuring and impairment expense since its restructuring activities were initiated in 2009. The Company has realized or estimates that it will realize cumulative savings from these restructuring activities, measured against 2008, as follows:

•	2009 - $91 million (91% operating expense and 9% cost of sales) (actual);

•	2010 - $172 million (64% operating expense and 36% cost of sales) (actual);

•	2011 - $217 (51% operating expense and 49% cost of sales) (actual);

•	2012 - $280 million (42% operating expense and 58% cost of sales) (actual);

•	2013 - $310 million (39% operating expense and 61% cost of sales) (actual);

•	Ongoing annual - $320 million (approximately 37% operating expense and approximately 63% cost of sales) (estimated)(1).
2011 Restructuring Plans
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers by the end of 2013. Since 2011, the Company has successfully transitioned a significant amount of wheel production to other existing suppliers. However, during 2013, the Company made a decision to retain limited operations at New Castalloy focused on the production of certain complex, high-finish wheels in a cost-effective and competitive manner. The Company also entered into a new agreement with the unionized labor force at New Castalloy.
In connection with the modified 2011 New Castalloy Restructuring Plan, the New Castalloy workforce was reduced by approximately 100 employees, leaving approximately 100 remaining employees to support the ongoing operations. The original plan would have resulted in a workforce reduction of approximately 200 employees.
In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania production facility in December 2009, and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The 2011 Kansas City restructuring plan resulted in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the previous contract.
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the Company's York, Pennsylvania production facility in December 2009 and allow for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The 2010 restructuring plan resulted in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would have been required under the previous contract and approximately 75 fewer full-time hourly unionized employees in its Tomahawk facility than would have been required under the previous contract.
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions that were completed at various dates between 2009 and 2013. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s actions included the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company completed projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 restructuring plan resulted in a reduction of approximately 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.

Results of Operations 2013 Compared to 2012
Consolidated Results

(in thousands, except earnings per share)	2013	2012	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$870,609	$715,489	$155,120	21.7%
Operating income from financial services	283,093	284,687	(1,594)	(0.6)%
Operating income	1,153,702	1,000,176	153,526	15.3%
Investment income	5,859	7,369	(1,510)	(20.5)%
Interest expense	45,256	46,033	(777)	(1.7)%
Income before income taxes	1,114,305	961,512	152,793	15.9%
Provision for income taxes	380,312	337,587	42,725	12.7%
Net income	$733,993	$623,925	$110,068	17.6%
Diluted earnings per share	$3.28	$2.72	$0.56	20.6%
Consolidated operating income was up 15.3% in 2013 led by an increase in operating income from the Motorcycles segment which improved by $155.1 million compared to 2012. Operating income for the Financial Services segment decreased by $1.6 million during 2013 as compared to 2012. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for 2013 was 34.1% compared to 35.1% for 2012. The Company's 2013 effective tax rate was favorably impacted by the reinstatement of the U.S. Federal Research and Development tax credit with the enactment of the American Taxpayer Relief Act of 2012 at the beginning of 2013. During 2013, the Company recorded the benefits of the Research and Development tax credit for the full year of 2012, as well as, the full year of 2013.
Diluted earnings per share were $3.28 in 2013, up 20.6% over 2012. The increase in diluted earnings per share was driven primarily by the 17.6% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 229.2 million in 2012 to 224.1 million in 2013 driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 4.4% during 2013 compared to 2012. Retail sales of Harley-Davidson motorcycles increased 4.4% in the United States and 4.3% internationally in 2013. The Company believes U.S. retail sales for 2013 were positively impacted by the launch of its 2014 model year motorcycles and improved availability of motorcycles which more than offset the adverse impact of weather experienced in the first half of 2013. The Company also believes that the U.S. retail sales in 2013 were adversely impacted in the fourth quarter by the absence of its popular Road Glide models from the 2014 model year. Road Glide models were discontinued for the 2014 model year, but the Company expects the model will be reintroduced when it is upgraded with Rushmore features. International retail sales growth during 2013 in the Asia Pacific region, Latin America region and Canada were offset by a decline in the EMEA region. Retail sales in the Asia Pacific region were driven by growth in emerging markets, especially India and China. The retail sales growth in the Latin America region was driven by Brazil and Mexico. The EMEA region was adversely impacted by that region's ongoing difficult economic environment. The International retail sales as a percent of total retail sales were consistent compared to 2012 with international retail sales representing 35.3% of total retail sales in both 2013 and 2012, respectively.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2013	2012	Increase (Decrease)	% Change
North America Region
United States	168,863	161,678	7,185	4.4%
Canada	11,062	10,573	489	4.6
Total North America Region	179,925	172,251	7,674	4.5
Europe, Middle East and Africa Region (EMEA)
Europe(b)	35,927	37,027	(1,100)	(3.0)
Other	6,682	6,000	682	11.4
Total EMEA Region	42,609	43,027	(418)	(1.0)
Asia Pacific Region
Japan	10,751	10,642	109	1.0
Other	16,139	13,839	2,300	16.6
Total Asia Pacific Region	26,890	24,481	2,409	9.8
Latin America Region	11,415	10,090	1,325	13.1
Total Worldwide Retail Sales	260,839	249,849	10,990	4.4%
Total International Retail Sales	91,976	88,171	3,805	4.3%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2013	2012	Increase (Decrease)	% Change
United States(b)	305,852	299,384	6,468	2.2%
Europe(c)	281,844	300,415	(18,571)	(6.2)%

(a)	Data includes street-legal 601+cc models. Street-legal 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2013		2012		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	167,016	64.1%	160,477	64.8%	6,539	4.1%
International	93,455	35.9%	87,148	35.2%	6,307	7.2
Harley-Davidson motorcycle units	260,471	100.0%	247,625	100.0%	12,846	5.2%
Touring motorcycle units	107,213	41.2%	99,496	40.2%	7,717	7.8%
Custom motorcycle units*	102,950	39.5%	96,425	38.9%	6,525	6.8
Sportster motorcycle units	50,308	19.3%	51,704	20.9%	(1,396)	(2.7)
Harley-Davidson motorcycle units	260,471	100.0%	247,625	100.0%	12,846	5.2%

*	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.
During 2013, wholesale shipments of Harley-Davidson motorcycles were up 5.2% compared to the prior year and within the Company’s expected shipment range of 259,000 to 264,000 motorcycles. International shipments as a percentage of the total were up slightly in 2013 as compared to 2012. The Company remains committed to investing in international growth and continues to believe that international retail sales will grow at a faster rate than the rate of growth of domestic retail sales over the next three to five years(1). In addition, shipments of touring motorcycles and custom motorcycles as a percentage of total shipments increased in 2013 compared to the prior year while shipments of Sportster motorcycles as a percentage of total shipments declined. The Company believes the increase in touring motorcycle shipments, as a percentage of total shipments, was driven by demand for model-year 2014 motorcycles. Also, as expected, wholesale motorcycle shipments in the fourth quarter of 2013 were down compared to the fourth quarter of 2012 in advance of the launch of seasonal surge manufacturing at the Company's Kansas City facility in early 2014. Consequently, retail inventory in the U.S. was approximately 1,850 units lower than at the end of 2012. The Company expects U.S. retail inventory at the end of 2014 to be up from the end of 2013 primarily driven by the addition of the Company's new Street models(1).
Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2013	2012	Increase (Decrease)	% Change
Revenue:
Motorcycles	$4,067,510	$3,764,794	$302,716	8.0%
Parts & Accessories	873,075	859,945	13,130	1.5
General Merchandise	295,854	299,403	(3,549)	(1.2)
Other	21,851	18,440	3,411	18.5
Total revenue	5,258,290	4,942,582	315,708	6.4
Cost of goods sold	3,395,918	3,222,394	173,524	5.4
Gross profit	1,862,372	1,720,188	142,184	8.3
Selling & administrative expense	847,927	846,894	1,033	0.1
Engineering expense	145,967	129,330	16,637	12.9
Restructuring (benefit) expense	(2,131)	28,475	(30,606)	(107.5)
Operating expense	991,763	1,004,699	(12,936)	(1.3)
Operating income from motorcycles	$870,609	$715,489	$155,120	21.7%

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2012 to 2013 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2012	$4,943	$3,223	$1,720
Volume	230	159	71
Price	88	44	44
Foreign currency exchange rates and hedging	(56)	(17)	(39)
Shipment mix	54	32	22
Raw material prices	—	(8)	8
Manufacturing costs	—	(36)	36
Total	316	174	142
2013	$5,259	$3,397	$1,862
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2012 to 2013:

•
Volume increases were driven by the increase in wholesale shipments of motorcycle units as well as higher sales volumes for Parts & Accessories partially offset by lower General Merchandise sales volumes.

•
On average, wholesale prices on the Company’s 2013 and 2014 model year motorcycles are higher than the preceding model years resulting in the favorable impact on revenue and gross profit during the period. The impact of revenue favorability resulting from model year price increases was partially offset by an increase in cost related to the significant additional content added to the 2014 model year motorcycles.

•
Foreign currency exchange rates during 2013 resulted in a negative impact on net revenue and gross profit primarily as a result of devaluation in the Japanese yen, Australian dollar and Brazilian real.

•	Shipment mix changes resulted primarily from favorable product mix changes between motorcycle platforms.

•	Raw material prices were lower in 2013 relative to 2012 primarily due to lower metal costs.

•
Manufacturing costs for 2013 were favorably impacted by savings related to restructuring initiatives, lower temporary inefficiencies and a lower fixed cost per unit as a result of higher production volumes compared to 2012, partially offset by approximately $7.0 million of higher start-up costs for the new model year driven by the significant level of content added to the new models. Temporary inefficiencies associated with the Company’s restructuring activities were $15 million in 2013 compared to $33 million in 2012. With the completion of the restructuring activities, the Company has significantly reduced its fixed cost structure, and therefore improved the overall profitability of the Company. At the start of restructuring, motorcycle fixed costs were in the range of 20% to 25% of total motorcycle manufacturing costs. Beginning in 2014, the Company expects motorcycle fixed costs to be approximately 15% to 20% of total motorcycle manufacturing costs, resulting in gross margin on incremental motorcycle volume of approximately 47%.(1)

The net decrease in operating expense was primarily due to lower restructuring charges and variable employee compensation costs, partially offset by incremental investments to support the Company’s international growth and product development initiatives and increases in the Company's global information systems costs. For further information regarding the Company’s previously announced restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2013	2012	(Decrease) Increase	% Change
Interest income	$583,174	$583,700	$(526)	(0.1)%
Other income	58,408	54,224	4,184	7.7
Financial services revenue	641,582	637,924	3,658	0.6
Interest expense	165,491	195,990	(30,499)	(15.6)
Provision for credit losses	60,008	22,239	37,769	169.8
Operating expenses	132,990	135,008	(2,018)	(1.5)
Financial services expense	358,489	353,237	5,252	1.5
Operating income from financial services	$283,093	$284,687	$(1,594)	(0.6)%

Other income was favorable primarily due to higher fee income, increased credit card licensing revenue and increased insurance commission revenue. Interest expense benefited from a more favorable cost of funds, partially offset by higher debt levels related to higher average finance receivables outstanding.

The provision for credit losses was unfavorable compared to 2012 due to an increase in the provision for retail credit losses. Retail motorcycle credit losses increased $15.8 million in 2013 as compared to 2012 due to lower year-over-year recoveries as well as a higher frequency of loss. As a result, the 2013 retail motorcycle provision increased $36.8 million. Additionally, 2012 benefited from approximately $17.0 million in allowance releases.
Annual losses on HDFS’ retail motorcycle loans were 1.09% during 2013 compared to 0.79% in 2012. The 30-day delinquency rate for retail motorcycle loans at December 31, 2013 decreased to 3.71% from 3.94% at December 31, 2012.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2013	2012
Balance, beginning of period	$107,667	$125,449
Provision for credit losses	60,008	22,239
Charge-offs, net of recoveries	(56,982)	(40,021)
Balance, end of period	$110,693	$107,667
At December 31, 2013, the allowance for credit losses on finance receivables was $106.1 million for retail receivables and $4.6 million for wholesale receivables. At December 31, 2012, the allowance for credit losses on finance receivables was $101.4 million for retail receivables and $6.2 million for wholesale receivables.
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
Operating income for the Motorcycles segment during 2012 improved by $154.3 million compared to 2011 driven by a 6.2% increase in motorcycle shipments, price increases, decreases in manufacturing costs and lower restructuring expenses compared to 2011. Operating income for the Financial Services segment improved by $15.9 million during 2012 primarily due to lower interest expense. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
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
Diluted earnings per share from continuing operations were $2.72 in 2012, up 16.7% over 2011. The increase in diluted earnings per share was driven primarily by the 13.8% increase in income from continuing operations, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average share outstanding decreased from 234.9 million in 2011 to 229.2 million in 2012 driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
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

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2012	2011	Increase (Decrease)	% Change
North America Region
United States	161,678	151,683	9,995	6.6%
Canada	10,573	10,502	71	0.7
Total North America Region	172,251	162,185	10,066	6.2
Europe, Middle East and Africa Region (EMEA)
Europe(b)	37,027	39,334	(2,307)	(5.9)
Other	6,000	5,006	994	19.9
Total EMEA Region	43,027	44,340	(1,313)	(3.0)
Asia Pacific Region
Japan	10,642	10,401	241	2.3
Other	13,839	11,015	2,824	25.6
Total Asia Pacific Region	24,481	21,416	3,065	14.3
Latin America Region	10,090	7,247	2,843	39.2
Total Worldwide Retail Sales	249,849	235,188	14,661	6.2%
Total International Retail Sales	88,171	83,505	4,666	5.6%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
Motorcycle Registration Data - 601+cc(a)
     The following table includes industry retail motorcycle registration data:

	2012	2011	Increase (Decrease)	% Change
United States(b)	299,384	289,875	9,509	3.3%
Europe(c)	300,415	328,493	(28,078)	(8.5)%

(a)	Data includes street-legal 601+cc models. Street-legal 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2012		2011		Unit	Unit
	Units	Mix %	Units	Mix %	Increase	% Change
United States	160,477	64.8%	152,180	65.3%	8,297	5.5%
International	87,148	35.2%	80,937	34.7%	6,211	7.7
Harley-Davidson motorcycle units	247,625	100.0%	233,117	100.0%	14,508	6.2%
Touring motorcycle units	99,496	40.2%	92,002	39.5%	7,494	8.1%
Custom motorcycle units*	96,425	38.9%	91,459	39.2%	4,966	5.4
Sportster motorcycle units	51,704	20.9%	49,656	21.3%	2,048	4.1
Harley-Davidson motorcycle units	247,625	100.0%	233,117	100.0%	14,508	6.2%

*	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.
During 2012, wholesale shipments of Harley-Davidson motorcycles were up 6.2% compared to the prior year and within the Company’s expected shipment range of 245,000 to 250,000 motorcycles. As expected, wholesale motorcycle shipments in the fourth quarter of 2012 were down compared to the fourth quarter of 2011 in advance of the launch of surge manufacturing at the Company's York facility in early 2013. Consequently, retail inventory in the U.S. was approximately 1,200 units lower than at the end of 2011.

Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2012	2011	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,764,794	$3,554,547	$210,247	5.9%
Parts & Accessories	859,945	816,569	43,376	5.3
General Merchandise	299,403	274,124	25,279	9.2
Other	18,440	17,024	1,416	8.3
Total revenue	4,942,582	4,662,264	280,318	6.0
Cost of goods sold	3,222,394	3,106,288	116,106	3.7
Gross profit	1,720,188	1,555,976	164,212	10.6
Selling & administrative expense	846,894	788,565	58,329	7.4
Engineering expense	129,330	138,243	(8,913)	(6.4)
Restructuring expense	28,475	67,992	(39,517)	(58.1)
Operating expense	1,004,699	994,800	9,899	1.0
Operating income from motorcycles	$715,489	$561,176	$154,313	27.5%

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

•	Shipment mix changes resulted primarily from favorable product mix changes between motorcycle platforms.

•	Raw material prices were lower in 2012 relative to 2011 primarily due to lower metal costs.

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

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2012	2011	(Decrease) Increase	% Change
Interest income	$583,700	$598,675	$(14,975)	(2.5)%
Other income	54,224	50,774	3,450	6.8
Financial services revenue	637,924	649,449	(11,525)	(1.8)
Interest expense	195,990	229,492	(33,502)	(14.6)
Provision for credit losses	22,239	17,031	5,208	30.6
Operating expenses	135,008	134,135	873	0.7
Financial services expense	353,237	380,658	(27,421)	(7.2)
Operating income from financial services	$284,687	$268,791	$15,896	5.9%
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

Other Matters
New Accounting Standards Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, "Income Taxes", to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company is required to adopt ASU No. 2013-11 beginning in the first quarter of 2014 and is currently evaluating the impact of adoption.
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

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company increased the discount rate for pension and SERPA obligations from 4.23% as of December 31, 2012 to 5.08% as of December 31, 2013. The Company increased the discount rate for postretirement healthcare obligations from 3.93% to 4.70%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2013, the Company set its healthcare cost trend rate at 8.0% as of December 31, 2013. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.0% by 2021.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2013 Net periodic benefit costs
Pension and SERPA	$48,262	$22,418	$16,431	n/a
Postretirement healthcare	$18,616	$1,374	$1,193	$1,766
2013 Benefit obligations
Pension and SERPA	$1,714,650	$289,968	n/a	n/a
Postretirement healthcare	$366,524	$37,266	n/a	$13,318
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
The Company estimates the fair value of option awards as of the grant date using a lattice-based option valuation model which utilizes ranges of assumptions over the expected term of the options, including stock price volatility, dividend yield and risk-free interest rate.
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within other long-term liabilities in the Consolidated Balance Sheets. The Company has a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly under audit by tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2013 is as follows (in thousands):

	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Principal payments on debt	$1,834,591	$1,761,324	$1,663,255	$—	$5,259,170
Interest payments on debt	146,815	189,948	95,711	—	432,474
Operating lease payments	10,866	17,421	10,477	19,790	58,554
	$1,992,272	$1,968,693	$1,769,443	$19,790	$5,750,198
Interest for floating rate instruments assumes December 31, 2013 rates remain constant.
As of December 31, 2013, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business, which largely have terms of less than 90 days.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2013. During 2013, the Company contributed $204.8 million to its pension, SERPA and postretirement healthcare plans, which included a $175.0 million voluntary contribution to its pension plan. No additional contributions were required during 2013 beyond current benefit payments for SERPA and postretirement healthcare plans. The Company does not expect to make any additional qualified pension plan contributions in 2014.(1) Also, the Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.(1) The Company’s expected future contributions to these plans are provided in Note 14 of Notes to Consolidated Financial Statements.
As described in Note 13 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $63.1 million and accrued interest and penalties of $24.4 million as of December 31, 2013. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
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
The Company estimates that its share of the future Response Costs at the York facility will be approximately $3.9 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.(1) As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
Product Liability Matters:
Additionally, the Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.
Liquidity and Capital Resources as of December 31, 2013
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

December 31, 2013
Cash and cash equivalents	$1,066,612
Current marketable securities	99,009
Total cash and cash equivalents and marketable securities	1,165,621

Global credit facilities	683,683
Asset-backed U.S commercial paper conduit facility (a)	600,000
Asset-backed Canadian commercial paper conduit facility (b)	13,719
Total availability under credit facilities	1,297,402
Total	$2,463,023

(a) The U.S. commercial paper conduit facility expires on September 12, 2014. The Company anticipates that it will renew this facility prior to expiration(1).
(b) The Canadian commercial paper conduit facility expires on June 30, 2014 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration(1).
Although the Company believes it has obtained the funding necessary to support HDFS’ operations for 2014(1), the Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$977,093	$801,458	$885,291
Net cash used by investing activities	(568,867)	(261,311)	(63,542)
Net cash used by financing activities	(393,209)	(990,073)	(308,944)
Effect of exchange rate changes on cash and cash equivalents	(16,543)	(8,886)	(7,788)
Net (decrease) increase in cash and cash equivalents	$(1,526)	$(458,812)	$505,017

Operating Activities
The increase in operating cash flow in 2013 compared to 2012 was due primarily to increased earnings and favorable changes in working capital. The favorable changes in working capital were in part due to the utilization of a prepaid income tax balance in 2013 that was established in 2012.
The Company has long-term obligations related to its qualified pension, SERPA and postretirement healthcare plans at December 31, 2013. During 2013, the Company contributed $204.8 million to its qualified pension, SERPA and postretirement healthcare plans, which includes a $175.0 million voluntary contribution to its qualified pension plan. The Company does not expect to make any contributions to its qualified pension plan in 2014.(1) The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 14 of Notes to Consolidated Financial Statements.
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
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $208.3 million, $189.0 million and $189.0 million during 2013, 2012 and 2011, respectively.
Net cash flows from finance receivables for 2013, which consisted primarily of retail finance receivables, were $321.4 million lower than 2012 as a result of an increase in retail motorcycle loan originations during 2013. Net cash flows from finance receivables for 2012, which consisted primarily of retail finance receivables, were $228.7 million lower than in 2011 as a result of an increase in retail motorcycle loan originations during 2012.
Changes in the Company’s investment in marketable securities resulted in cash inflows of $35.1 million and $18.3 million in 2013 and 2012, respectively, and cash outflows of $12.5 million in 2011.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $0.840 per share totaling $187.7 million during 2013, $0.620 per share totaling $141.7 million during 2012 and $0.475 per share totaling $111.0 million in 2011.
Cash outflows from share repurchases were $479.2 million, $311.6 million and $224.5 million for 2013, 2012 and 2011, respectively. Share repurchases during 2013, 2012 and 2011 included 8.2 million, 6.7 million and 6.2 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. In total at December 31, 2013, the Company had board approved authorizations to repurchase 8.6 million shares of its common stock.
On February 5, 2014, the Company announced that the Company's Board of Directors had authorized the Company to repurchase up to 20 million shares of its common stock. This Board authorization is in addition to existing share repurchase authorizations.
The Company’s total outstanding debt consisted of the following as of December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Global credit facilities	$—	$—	$159,794
Unsecured commercial paper	666,317	294,943	874,286
Asset-backed Canadian commercial paper conduit facility	174,241	175,658	—
Medium-term notes	2,858,980	2,881,272	2,298,193
Senior unsecured notes	303,000	303,000	303,000
Term asset-backed securitization debt	1,256,632	1,447,776	2,087,346
Total debt	$5,259,170	$5,102,649	$5,722,619
In order to access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2013 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	A-	Stable
Fitch(a)	F2	A-	Positive
(a) On February 3, 2014, Fitch upgraded its short-term rating and long-term rating to F1 and A, respectively. Fitch also changed its outlook to stable.

Global Credit Facilities – On April 13, 2012, the Company, along with HDFS, entered into a new $675.0 million five-year credit facility that matures in April 2017. The Company and HDFS also have a $675.0 million four-year credit facility which matures in April 2015. The new five-year credit facility and the four-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of December 31, 2013 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2013 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$910,511	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $1.5 million, $2.2 million, and $1.9 million at December 31, 2013, 2012 and 2011, respectively.
During 2013, 2012 and 2011, HDFS repurchased an aggregate $23.0 million, $16.6 million, and $49.9 million, respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.9 million, $4.3 million and $9.6 million, respectively, for losses on the extinguishment of debt, which included unamortized discounts and fees. During December 2012, $400.0 million of 5.25% medium-term notes matured, and the principal and accrued interest were paid in full.
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
Asset-Backed Canadian Commercial Paper Conduit Facility – HDFS has an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of December 31, 2013, the Canadian Conduit has an expiration date of June 30, 2014. The contractual maturity of the debt is approximately 5 years.
During 2013 and 2012, HDFS transferred $101.1 million and $230.0 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $88.6 million and $201.3 million, respectively.
Asset-Backed U.S. Commercial Paper Conduit Facility Variable Interest Entity (VIE) – HDFS has a revolving asset-backed U.S. commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million. At December 31, 2013, 2012, and 2011, HDFS had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S

Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of December 31, 2013, the U.S. Conduit expires September 12, 2014.
Term Asset-Backed Securitization VIEs – For all of its term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Cash and cash equivalent balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2014 to 2020.
During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. During the third quarter of 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. Additionally, during the second quarter of 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011, and November 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at December 31, 2013 and 2012, the unaccreted premium associated with these notes was $0.5 million and $1.2 million, respectively.
Intercompany Borrowings – Prior to the first quarter of 2013, HDFS had a revolving credit line with the Company whereby HDFS could have borrowed up to $210.0 million from the Company at a market interest rate. As of December 31, 2012 and 2011, HDFS had no outstanding borrowings owed to the Company under this agreement. This agreement was terminated during the first quarter of 2013.
During 2013, HDFS and the Company entered into the following term loan agreements under which HDFS borrowed from the Company (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	March 2013	April 2013 *
$100,000	September 2013	November 2013*
$300,000	June 2013	April 2014
$150,000	September 2013	April 2014
* This loan was repaid on or before the Maturity date.
During the second quarter of 2012, HDFS and the Company entered into a $200.0 million Term Loan Agreement which had a maturity date of August 2012 or upon earlier demand by the Company. HDFS repaid the $200.0 million Term Loan Agreement in July 2012. During the fourth quarter of 2012, HDFS and the Company entered into a $400.0 million Term Loan Agreement which had a maturity date of January 2013 or upon earlier demand by the Company. The loan was repaid in January 2013.
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
Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter through June 2013 and at least 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2013, 2012 and 2011, HDFS and the Company remained in compliance with all of the existing covenants.
Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iii)	manage through inconsistent economic conditions, including changing capital, credit and retail markets,

(iv)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(v)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems,

(vi)	anticipate the level of consumer confidence in the economy,

(vii)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(viii)	manage production capacity and production changes,

(ix)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(x)	provide products, services and experiences that are successful in the marketplace,

(xi)	manage risks that arise through expanding international marketing, operations and sales,

(xii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio,

(xiii)	continue to manage the relationships and agreements that it has with its labor unions to help drive long-term competitiveness,

(xiv)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xv)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(xvi)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xvii)	retain and attract talented employees,

(xviii)	manage the risks that the Company's independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xix)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital,

(xx)	continue to develop the capabilities of its distributor and dealer network, and

(xxi)	detect any issues with the Company's motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.

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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company utilizes foreign currency contracts to mitigate the effect of the Euro, the Australian dollar and the Japanese yen fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2013, the notional U.S. dollar value of outstanding Euro, Australian dollar and Japanese yen foreign currency contracts was $299.6 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $30.2 million as of December 31, 2013. Further disclosure relating to the fair value of derivative financial instruments is included in Note 9 of the Notes to Consolidated Financial Statements.

 Item 8.    Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

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
The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2013. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2013 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2013 fiscal year. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the 2013 fiscal year with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP matters required to be discussed under Public Company Accounting Oversight Board (PCAOB) No. 16, Communications with Audit Committees. The Audit Committee has received written disclosures from Ernst & Young LLP regarding their independence as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2013 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2013 fiscal year.
Audit Committee of the Board of Directors
Richard I. Beattie
Michael J. Cave
George L. Miles, Jr.
N. Thomas Linebarger
James A. Norling, Chairman
Jochen Zeitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Harley-Davidson, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 20, 2014

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	2013	2012	2011
Revenue:
Motorcycles and related products	$5,258,290	$4,942,582	$4,662,264
Financial services	641,582	637,924	649,449
Total revenue	5,899,872	5,580,506	5,311,713
Costs and expenses:
Motorcycles and related products cost of goods sold	3,395,918	3,222,394	3,106,288
Financial services interest expense	165,491	195,990	229,492
Financial services provision for credit losses	60,008	22,239	17,031
Selling, administrative and engineering expense	1,126,884	1,111,232	1,060,943
Restructuring (benefit) expense and asset impairment	(2,131)	28,475	67,992
Total costs and expenses	4,746,170	4,580,330	4,481,746
Operating income	1,153,702	1,000,176	829,967
Investment income	5,859	7,369	7,963
Interest expense	45,256	46,033	45,266
Income before provision for income taxes	1,114,305	961,512	792,664
Provision for income taxes	380,312	337,587	244,586
Income from continuing operations	733,993	623,925	548,078
Income from discontinued operations, net of tax	—	—	51,036
Net income	$733,993	$623,925	$599,114
Earnings per common share from continuing operations:
Basic	$3.30	$2.75	$2.35
Diluted	$3.28	$2.72	$2.33
Earnings per common share from discontinued operations:
Basic	$—	$—	$0.22
Diluted	$—	$—	$0.22
Earnings per common share:
Basic	$3.30	$2.75	$2.57
Diluted	$3.28	$2.72	$2.55
Cash dividends per common share	$0.840	$0.620	$0.475
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net income	$733,993	$623,925	$599,114
Other comprehensive income, net of tax
Foreign currency translation adjustment	(18,009)	1,400	(5,616)
Derivative financial instruments	2,157	(10,144)	18,219
Marketable securities	(953)	350	460
Pension and postretirement benefit plans	291,807	(122,551)	(123,574)
Total other comprehensive income (loss), net of tax	$275,002	$(130,945)	$(110,511)
Comprehensive income	$1,008,995	$492,980	$488,603

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,066,612	$1,068,138
Marketable securities	99,009	135,634
Accounts receivable, net	261,065	230,079
Finance receivables, net	1,773,686	1,743,045
Inventories	424,507	393,524
Restricted cash	144,807	188,008
Deferred income taxes	103,625	110,853
Other current assets	115,492	181,655
Total current assets	3,988,803	4,050,936
Finance receivables, net	4,225,877	4,038,807
Property, plant and equipment, net	842,477	815,464
Prepaid pension costs	244,871	—
Goodwill	30,452	29,530
Deferred income taxes	3,339	171,845
Other long-term assets	69,221	64,191
	$9,405,040	$9,170,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,794	$257,386
Accrued liabilities	427,335	513,591
Short-term debt	666,317	294,943
Current portion of long-term debt	1,176,140	437,162
Total current liabilities	2,509,586	1,503,082
Long-term debt	3,416,713	4,370,544
Pension liability	36,371	330,294
Postretirement healthcare liability	216,165	278,062
Deferred income taxes	49,499	—
Other long-term liabilities	167,220	131,167
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 343,157,231 and 341,265,838 shares issued in 2013 and 2012, respectively	3,432	3,413
Additional paid-in-capital	1,175,052	1,066,069
Retained earnings	7,852,729	7,306,424
Accumulated other comprehensive loss	(332,676)	(607,678)
Treasury stock (123,197,976 and 115,165,744 shares in 2013 and 2012, respectively), at cost	(5,689,051)	(5,210,604)
Total shareholders’ equity	3,009,486	2,557,624
	$9,405,040	$9,170,773

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2013 and 2012
(In thousands, except share amounts)

	2013	2012
Balances held by consolidated variable interest entities (Note 7)
Current finance receivables, net	$352,899	$470,134
Other assets	$4,149	$5,288
Non-current finance receivables, net	$1,184,441	$1,631,435
Restricted cash	$133,053	$176,290
Current portion of long-term debt	$334,630	$399,477
Long-term debt	$922,002	$1,048,299

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net cash provided by operating activities of continuing operations (Note 2)	$977,093	$801,458	$885,291
Cash flows from investing activities of continuing operations:
Capital expenditures	(208,321)	(189,002)	(189,035)
Origination of finance receivables	(3,244,005)	(2,858,701)	(2,622,024)
Collections on finance receivables	2,831,994	2,768,089	2,760,049
Purchases of marketable securities	(4,998)	(4,993)	(142,653)
Sales and redemptions of marketable securities	40,108	23,296	130,121
Other	16,355	—	—
Net cash used by investing activities of continuing operations	(568,867)	(261,311)	(63,542)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	993,737	447,076
Repayments of medium-term notes	(27,858)	(420,870)	(59,211)
Proceeds from securitization debt	647,516	763,895	1,082,599
Repayments of securitization debt	(840,387)	(1,405,599)	(1,754,568)
Borrowings of asset-backed commercial paper	88,456	200,417	—
Repayments of asset-backed commercial paper	(78,765)	(24,301)	(483)
Net increase (decrease) in credit facilities and unsecured commercial paper	371,085	(744,724)	237,827
Net change in restricted cash	43,201	41,647	59,232
Dividends paid	(187,688)	(141,681)	(111,011)
Purchase of common stock for treasury	(479,231)	(311,632)	(224,548)
Excess tax benefits from share-based payments	19,895	13,065	6,303
Issuance of common stock under employee stock option plans	50,567	45,973	7,840
Net cash used by financing activities of continuing operations	(393,209)	(990,073)	(308,944)
Effect of exchange rate changes on cash and cash equivalents	(16,543)	(8,886)	(7,788)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(1,526)	$(458,812)	$505,017
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,068,138	$1,526,950	$1,021,933
Net (decrease) increase in cash and cash equivalents	(1,526)	(458,812)	505,017
Cash and cash equivalents—end of period	$1,066,612	$1,068,138	$1,526,950

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011
(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2010	338,260,456	$3,382	$908,055	$6,336,077	$(366,222)	$(4,674,426)	$2,206,866
Net Income	—	—	—	599,114	—	—	599,114
Total other comprehensive loss, net of tax (Note 11)	—	—	—	—	(110,511)	—	(110,511)
Dividends	—	—	—	(111,011)	—	—	(111,011)
Repurchase of common stock	—	—	—	—	—	(224,551)	(224,551)
Share-based compensation and 401(k) match made with Treasury shares	—	—	49,993	—	—	3	49,996
Issuance of nonvested stock	473,240	5	(5)	—	—	—	—
Exercise of stock options	373,534	4	7,836	—	—	—	7,840
Tax benefit of stock options and nonvested stock	—	—	2,513	—	—	—	2,513
Balance December 31, 2011	339,107,230	$3,391	$968,392	$6,824,180	$(476,733)	$(4,898,974)	$2,420,256
Net Income	—	—	—	623,925	—	—	623,925
Total other comprehensive loss, net of tax (Note 11)	—	—	—	—	(130,945)	—	(130,945)
Dividends	—	—	—	(141,681)	—	—	(141,681)
Repurchase of common stock	—	—	—	—	—	(311,632)	(311,632)
Share-based compensation and 401(k) match made with Treasury shares	—	—	42,056	—	—	2	42,058
Issuance of nonvested stock	535,807	6	(6)	—	—	—	—
Exercise of stock options	1,622,801	16	45,957	—	—	—	45,973
Tax benefit of stock options and nonvested stock	—	—	9,670	—	—	—	9,670
Balance December 31, 2012	341,265,838	$3,413	$1,066,069	$7,306,424	$(607,678)	$(5,210,604)	$2,557,624
Net Income	—	—	—	733,993	—	—	733,993
Total other comprehensive income, net of tax (Note 11)	—	—	—	—	275,002	—	275,002
Dividends	—	—	—	(187,688)	—	—	(187,688)
Repurchase of common stock	—	—	—	—	—	(479,231)	(479,231)
Share-based compensation and 401(k) match made with Treasury shares	—	—	40,724	—	—	784	41,508
Issuance of nonvested stock	492,755	5	(5)	—	—	—	—
Exercise of stock options	1,398,638	14	50,553	—	—	—	50,567
Tax benefit of stock options and nonvested stock	—	—	17,711	—	—	—	17,711
Balance December 31, 2013	343,157,231	$3,432	$1,175,052	$7,852,729	$(332,676)	$(5,689,051)	$3,009,486

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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2013	2012
Available-for-sale securities: corporate bonds	$99,009	$135,634
Trading securities: mutual funds	30,172	18,417
	$129,181	$154,051
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2013 and 2012, the Company recognized gross unrealized loss of $1.5 million and unrealized gain of $0.6 million, respectively, or losses of $1.0 million and gains of $0.4 million, net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 1 to 29 months.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income and investments are included in other long-term assets on the consolidated balance sheets.
Accounts Receivable – The Company’s motorcycles and related products are sold to independent dealers and distributors outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $5.0 million as of December 31, 2013 and 2012. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
Finance Receivables, Net – Finance receivables include both retail and wholesale finance receivables, net, including amounts held by VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses. The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for credit losses at a level that is adequate to cover estimated losses of principal inherent in the existing portfolio. Portions of the allowance for credit losses are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance covers estimated losses on finance receivables which are collectively reviewed for impairment. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.
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
Repossessed inventory is recorded at the lower of cost or net realizable value and is reclassified from finance receivables to other current assets with any related loss recognized as a charge against the allowance for credit losses on finance receivables in the period during which the asset was transferred. Repossessed inventory was $13.8 million and $11.9 million at December 31, 2013 and 2012, respectively.
Asset-Backed Financing – HDFS participates in asset-backed financing both through term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. HDFS treats these transactions as secured borrowing because either they are transferred to consolidated VIEs or HDFS maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing." In HDFS' asset-backed financing programs, HDFS transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt.
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

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $210.7 million at December 31, 2013 and $195.0 million at December 31, 2012 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
Property, Plant and Equipment – Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings – 30 years; building equipment and land improvements – 7 years; machinery and equipment –3 to 10 years; furniture and fixtures –5 years; and software – 3 to 7 years. Accelerated methods of depreciation are used for income tax purposes.
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2013 and 2012, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2013	2012	2011
Balance, beginning of period	$60,263	$54,994	$54,134
Warranties issued during the period	59,022	54,394	44,092
Settlements made during the period	(64,462)	(67,247)	(55,386)
Recalls and changes to pre-existing warranty liabilities	9,297	18,122	12,154
Balance, end of period	$64,120	$60,263	$54,994
The liability for safety recall campaigns was $4.0 million, $4.6 million and $10.7 million at December 31, 2013, 2012 and 2011, respectively.
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
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2013 and 2012, all retail finance receivables are accounted for as interest-earning receivables.
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
Insurance and protection product commissions as well as commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $6.8 million and $8.3 million as of December 31, 2013 and 2012, respectively.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of operations. Research and development expenses were $152.2 million, $137.3 million and $145.4 million for 2013, 2012 and 2011, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2013, 2012 and 2011, the Company incurred $90.7 million, $80.7 million and $82.3 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of operations. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2013, 2012 and 2011 was $41.2 million, $40.8 million and $38.2 million, respectively, or $26.0 million, $25.7 million and $24.0 million net of taxes, respectively.
Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

New Accounting Standards
Accounting Standards Not Yet Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, "Income Taxes", to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company is required to adopt ASU No. 2013-11 beginning in the first quarter of 2014 and is currently evaluating the impact of adoption.

Accounting Standards Recently Adopted
In February 2013, the FASB issued ASU No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU No. 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU No. 2013-02 effective on January 1, 2013. The required new disclosures are presented in Note 11.
2.    Additional Balance Sheet and Cash Flow Information
The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31, and the statements of cash flows for the years ended December 31.
Balance Sheet Information:
Inventories, net (in thousands):

	2013	2012
Components at the lower of FIFO cost or market
Raw materials and work in process	$140,302	$111,335
Motorcycle finished goods	205,416	205,660
Parts and accessories and general merchandise	127,515	122,418
Inventory at lower of FIFO cost or market	473,233	439,413
Excess of FIFO over LIFO cost	(48,726)	(45,889)
	$424,507	$393,524
Inventory obsolescence reserves deducted from FIFO cost were $17.5 million and $22.9 million as of December 31, 2013 and 2012, respectively.
Property, plant and equipment, at cost (in thousands):

	2013	2012
Land and related improvements	$56,146	$57,801
Buildings and related improvements	424,485	417,316
Machinery and equipment	2,153,755	2,042,484
Construction in progress	168,598	167,243
	2,802,984	2,684,844
Accumulated depreciation	(1,960,507)	(1,869,380)
	$842,477	$815,464

Accrued liabilities (in thousands):

	2013	2012
Payroll, employee benefits and related expenses	$166,346	$215,461
Restructuring reserves	2,181	27,223
Warranty and recalls	46,571	60,263
Sales incentive programs	42,541	43,938
Tax-related accruals	21,970	19,923
Fair value of derivative financial instruments	3,925	7,920
Other	143,801	138,863
	$427,335	$513,591

 Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2013	2012	2011
Cash flows from operating activities:
Net income	$733,993	$623,925	$599,114
Income from discontinued operations	—	—	51,036
Income from continuing operations	733,993	623,925	548,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	167,072	168,978	180,408
Amortization of deferred loan origination costs	86,181	78,592	78,695
Amortization of financing origination fees	9,376	9,969	10,790
Provision for employee long-term benefits	66,877	71,347	59,441
Contributions to pension and postretirement plans	(204,796)	(244,416)	(219,695)
Stock compensation expense	41,244	40,815	38,192
Net change in wholesale finance receivables related to sales	28,865	2,513	(2,335)
Provision for credit losses	60,008	22,239	17,031
Loss on debt extinguishment	4,947	4,323	9,608
Pension and postretirement healthcare plan curtailment and settlement expense	—	6,242	236
Deferred income taxes	52,580	128,452	87,873
Foreign currency adjustments	16,269	9,773	10,678
Other, net	10,123	(7,216)	(15,807)
Changes in current assets and liabilities:
Accounts receivable, net	(36,653)	(13,690)	43,050
Finance receivables – accrued interest and other	(346)	(4)	5,027
Inventories	(46,474)	21,459	(94,957)
Accounts payable and accrued liabilities	(53,623)	(10,798)	120,291
Restructuring reserves	(25,042)	(16,087)	8,072
Derivative instruments	(2,189)	2,758	(2,488)
Prepaid and other	68,681	(97,716)	3,103
Total adjustments	243,100	177,533	337,213
Net cash provided by operating activities of continuing operations	$977,093	$801,458	$885,291

Cash paid during the period for interest and income taxes (in thousands):

	2013	2012	2011
Interest	$197,161	$225,228	$251,341
Income taxes	$236,972	$317,812	$84,984
Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).
3.    Discontinued Operations
In 2009, the Company unveiled a new business strategy to drive growth through a focus of efforts and resources on the unique strengths of the Harley-Davidson brand and to enhance productivity and profitability through continuous improvement. The Company’s Board of Directors approved and the Company committed to the divestiture of MV as part of this strategy.
At each subsequent reporting date through the date of sale of MV in August 2010, the Company estimated the fair value of MV, less selling costs, and recognized the resulting impairment charges and tax benefits.

As of December 31, 2010, the Company’s estimated tax benefit associated with the loss on the sale of MV was $101.0 million of which $43.5 million was deemed uncertain and appropriately reserved against. As a result, the total net tax benefit recognized as of December 31, 2010 was $57.5 million.
In determining the tax benefit recognized as of December 2010, the Company engaged appropriate technical expertise and considered all relevant available information. In accordance with ASC 740, “Income Taxes,” at each balance sheet date during this period, the Company re-evaluated the overall tax benefit, determined that it was at least more likely than not that it would be sustained upon review and calculated the amount of recognized tax benefit based on a cumulative probability basis.
During 2010, the Company voluntarily elected to participate in a pre-filing agreement process with the Internal Revenue Service (IRS) in order to accelerate the IRS' review of the Company’s tax position related to MV. The IRS effectively completed its review in late 2011 and executed a Closing Agreement on Final Determination Covering Specific Matters with the Company.
In the fourth quarter of 2011, given the outcome of the closing agreement, the Company recognized a $43.5 million tax benefit by reversing the reserve it has previously recorded and recognized an incremental $7.5 million tax benefit related to the final calculation of the tax basis in the loan to and the stock of MV. As a result, the Company recorded income from discontinued operations of $51.0 million or $0.22 per share for the year ended December 31, 2011.
4.    Restructuring Expense and Other Impairments
2011 Restructuring Plans
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers by the end of 2013 (2011 New Castalloy Restructuring Plan). Since 2011, the Company has successfully transitioned a significant amount of wheel production to other existing suppliers. However, during 2013, the Company made a decision to retain limited operations at New Castalloy focused on the production of certain complex, high-finish wheels in a cost-effective and competitive manner. The Company also entered into a new agreement with the unionized labor force at New Castalloy.
In connection with the modified 2011 New Castalloy Restructuring Plan, the New Castalloy workforce was reduced by approximately 100 employees, leaving approximately 100 remaining employees to support ongoing operations. The original plan would have resulted in a workforce reduction of approximately 200 employees.
Under the modified 2011 New Castalloy Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation and other related costs. On a cumulative basis, the Company has incurred $22.1 million of restructuring expenses under the 2011 New Castalloy Restructuring Plan through 2013, of which 35% were non-cash. This includes a benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above.
In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania production facility in December 2009, and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
The actions to implement the new ratified labor agreement (2011 Kansas City Restructuring Plan) resulted in approximately 145 fewer full-time hourly unionized employees in its Kansas City facility than would have been required under the previous contract.
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $6.0 million of restructuring expenses under the 2011 Kansas City Restructuring Plan through 2013, of which approximately 10% were non-cash.

The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the year ended December 31 (in thousands):

	2013
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$2,259	$—	$2,259	$9,306	$—	$145	$9,451	$11,710
Restructuring expense	—	—	—	1,480	2,093	1,709	5,282	5,282
Utilized - cash	(1,290)	—	(1,290)	(5,369)	—	—	(5,369)	(6,659)
Utilized - non-cash	—	—	—	—	(2,093)	(1,721)	(3,814)	(3,814)
Non-cash reserve release	(969)	—	(969)	(5,369)	—	—	(5,369)	(6,338)
Balance, end of period	$—	$—	$—	$48	$—	$133	$181	$181

	2012
	Kansas City			New Castalloy				Consolidated
	Employee Severance and Termination Costs	Other	Total	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total	Total
Balance, beginning of period	$4,123	$—	$4,123	$8,428	$—	$305	$8,733	$12,856
Restructuring expense	—	—	—	3,180	8,212	1,427	12,819	12,819
Utilized - cash	—	—	—	(2,302)	—	(1,587)	(3,889)	(3,889)
Utilized - non-cash	—	—	—	—	(8,212)	—	(8,212)	(8,212)
Non-cash reserve release	(1,864)	—	(1,864)	—	—	—	—	(1,864)
Balance, end of period	$2,259	$—	$2,259	$9,306	$—	$145	$9,451	$11,710
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the Company’s York, Pennsylvania production facility in December 2009 and allow for similar flexibility and increased production efficiency and the addition of a flexible workforce component.
The actions to implement the new ratified labor agreements (2010 Restructuring Plan) resulted in approximately 250 fewer full-time hourly unionized employees in its Milwaukee-area facilities than would have been required under the previous contract and approximately 75 fewer full-time hourly unionized employees in its Tomahawk, Wisconsin facility than would have been required under the previous contract.
Under the 2010 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company has incurred $59.2 million of restructuring and impairment expenses under the 2010 Restructuring Plan as of December 31, 2013, of which approximately 45% were non-cash.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2013	2012	2011
	Employee Severance and Termination Costs	Employee Severance and Termination Costs	Employee Severance and Termination Costs

Balance, beginning of period	$10,156	$20,361	$8,652
Restructuring expense	—	4,005	12,575
Utilized – cash	(9,725)	(12,898)	(866)
Utilized – non-cash	—	—	—
Non-cash reserve release	(431)	(1,312)	—
Balance, end of period	$—	$10,156	$20,361
2009 Restructuring Plan
During 2009, in response to the U.S. economic recession and worldwide slowdown in consumer demand, the Company committed to a volume reduction and a combination of restructuring actions (2009 Restructuring Plan) that were completed at various dates between 2009 and 2013. The actions were designed to reduce administrative costs, eliminate excess capacity and exit non-core business operations. The Company’s actions included the restructuring and transformation of its York, Pennsylvania production facility including the implementation of a new more flexible unionized labor agreement which allows for the addition of a flexible workforce component; consolidation of facilities related to engine and transmission production; outsourcing of certain distribution and transportation activities and exiting the Buell product line. In addition, the Company completed projects under this plan involving the outsourcing of select information technology activities and the consolidation of an administrative office in Michigan into its corporate headquarters in Milwaukee, Wisconsin.
The 2009 restructuring plan resulted in a reduction of approximately 2,900 hourly production positions and approximately 800 non-production, primarily salaried positions within the Motorcycles segment and approximately 100 salaried positions in the Financial Services segment.
Under the 2009 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation on the long-lived assets exited as part of the 2009 Restructuring Plan and other related costs. On a cumulative basis, the Company has incurred $393.8 million of restructuring and impairment expense under the 2009 Restructuring Plan as of December 31, 2013, of which approximately 30% were non-cash.

The following table summarizes the Motorcycles segment’s 2009 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2013
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$5,196	$—	$161	$5,357
Restructuring expense	—	—	907	907
Utilized – cash	(1,645)	—	(1,068)	(2,713)
Utilized – non-cash	—	—	—	—
Noncash reserve release	(1,551)	—	—	(1,551)
Balance, end of period	$2,000	$—	$—	$2,000
	2012
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$10,089	$—	$—	$10,089
Restructuring expense	4,099	—	13,154	17,253
Utilized – cash	(6,566)	—	(12,993)	(19,559)
Utilized – non-cash	—	—	—	—
Noncash reserve release	(2,426)	—	—	(2,426)
Balance, end of period	$5,196	$—	$161	$5,357
	2011
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$23,818	$—	$2,764	$26,582
Restructuring expense	5,062	—	34,470	39,532
Utilized – cash	(16,498)	—	(37,234)	(53,732)
Utilized – non-cash	—	—	—	—
Noncash reserve release	(2,293)	—	—	(2,293)
Balance, end of period	$10,089	$—	$—	$10,089
Other restructuring costs include items such as the exit costs for terminating supply contracts, lease termination costs and moving costs. During 2013 and 2012, the Company released a portion of its 2011 Restructuring Plan, 2010 Restructuring Plan and 2009 Restructuring Plan reserves related to employee severance costs as these costs are no longer expected to be incurred. In addition, the Company released a portion of its 2009 Restructuring Plan reserve related to exiting the Buell product line during 2010, as these costs are no longer expected to be incurred.

5.    Goodwill
The following table summarizes changes in the carrying amount of goodwill in the Motorcycles segment for the following years ended December 31 (in thousands):

Motorcycles
Balance, December 31, 2010	$29,590
Currency translation	(509)
Balance, December 31, 2011	$29,081
Currency translation	449
Balance, December 31, 2012	$29,530
Currency translation	922
Balance, December 31, 2013	$30,452
The Financial Services segment did not have a goodwill balance.
6.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2013	2012	2011	2010	2009
Wholesale
United States	$800,491	$776,633	$778,320	$735,481	$787,891
Canada	44,721	39,771	46,320	78,516	82,110
Total wholesale	845,212	816,404	824,640	813,997	870,001
Retail
United States	5,051,245	4,850,450	4,858,781	5,126,699	3,835,235
Canada	213,799	222,665	228,709	250,462	256,658
Total retail	5,265,044	5,073,115	5,087,490	5,377,161	4,091,893
	6,110,256	5,889,519	5,912,130	6,191,158	4,961,894
Allowance for credit losses	(110,693)	(107,667)	(125,449)	(173,589)	(150,082)
	5,999,563	5,781,852	5,786,681	6,017,569	4,811,812
Investment in retained securitization interests	—	—	—	—	245,350
	$5,999,563	$5,781,852	$5,786,681	$6,017,569	$5,057,162

HDFS offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada.
HDFS provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and installment loans. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2013 and 2012, approximately 12% of gross outstanding finance receivables were originated in Texas.
At December 31, 2013 and 2012, unused lines of credit extended to HDFS’ wholesale finance customers totaled $1.01 billion and $955.5 million, respectively. Approved but unfunded retail finance loans totaled $149.8 million and $137.7 million at December 31, 2013 and 2012, respectively.
Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent Harley-Davidson dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2013, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2014	$1,713,839	$82,762	$1,796,601
2015	990,463	40,957	1,031,420
2016	1,116,609	45,882	1,162,491
2017	1,127,536	51,399	1,178,935
2018	838,574	37,520	876,094
Thereafter	64,715	—	64,715
Total	$5,851,736	$258,520	$6,110,256
As of December 31, 2013, all finance receivables due after one year were at fixed interest rates.
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	61,603	(1,595)	60,008
Charge-offs	(97,928)	—	(97,928)
Recoveries	40,946	—	40,946
Balance, end of period	$106,063	$4,630	$110,693

	2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	25,252	(3,013)	22,239
Charge-offs	(86,963)	(99)	(87,062)
Recoveries	47,041	—	47,041
Balance, end of period	$101,442	$6,225	$107,667

	2011
	Retail	Wholesale	Total
Balance, beginning of period	$157,791	$15,798	$173,589
Provision for credit losses	23,054	(6,023)	17,031
Charge-offs	(118,993)	(503)	(119,496)
Recoveries	54,260	65	54,325
Balance, end of period	$116,112	$9,337	$125,449

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, at December 31 were as follows (in thousands):

	2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,063	4,630	110,693
Total allowance for credit losses	$106,063	$4,630	$110,693
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,265,044	845,212	6,110,256
Total finance receivables	$5,265,044	$845,212	$6,110,256
	2012
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	101,442	6,225	107,667
Total allowance for credit losses	$101,442	$6,225	$107,667
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,073,115	816,404	5,889,519
Total finance receivables	$5,073,115	$816,404	$5,889,519
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. A specific allowance is established for wholesale finance receivables determined to be individually impaired in accordance with the applicable accounting standards when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate and the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. At December 31, 2013 and 2012, there were no wholesale finance receivables that were individually deemed to be impaired under ASC Topic 310, “Receivables”.
Retail finance receivables accrue interest until either collected or charged-off. Interest continues to accrue on past due wholesale finance receivables until the finance receivable becomes uncollectible, at which time the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these wholesale finance receivables when payments are current according to the terms of the loan agreements and future payments are reasonably assured. At December 31, 2013 and 2012, there were no wholesale finance receivables on non-accrual status.
An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,094,615	$109,806	$36,029	$24,594	$170,429	$5,265,044
Wholesale	844,033	791	181	207	1,179	845,212
Total	$5,938,648	$110,597	$36,210	$24,801	$171,608	$6,110,256

	2012
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,894,675	$113,604	$37,239	$27,597	$178,440	$5,073,115
Wholesale	814,706	984	278	436	1,698	816,404
Total	$5,709,381	$114,588	$37,517	$28,033	$180,138	$5,889,519

The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2013	2012	2011	2010	2009
United States	$23,770	$26,500	$27,171	$34,391	$24,629
Canada	1,031	1,533	1,207	1,351	2,161
Total	$24,801	$28,033	$28,378	$35,742	$26,790
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
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2013	2012
Prime	$4,141,559	$4,035,584
Sub-prime	1,123,485	1,037,531
Total	$5,265,044	$5,073,115
HDFS’ credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. HDFS utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. HDFS uses the following internal credit quality indicators, based on the Company’s internal risk rating system, listed from highest level of risk to lowest level of risk, for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon management’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2013	2012
Doubtful	$—	$8,107
Substandard	8,383	2,593
Special Mention	2,076	3,504
Medium Risk	5,205	8,451
Low Risk	829,548	793,749
Total	$845,212	$816,404

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
The following table shows the assets and liabilities related to the Company's asset-backed financings that were included in its financial statements at December 31 (in thousands):

	2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,569,118	$(31,778)	$133,053	$3,720	$1,674,113	$1,256,632
Asset-backed U.S. commercial paper conduit facility	—	—	—	429	429	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,092	(3,361)	11,754	589	213,074	174,241
	$1,773,210	$(35,139)	$144,807	$4,738	$1,887,616	$1,430,873

	2012
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,143,708	$(42,139)	$176,290	$4,869	$2,282,728	$1,447,776
Asset-backed U.S. commercial paper conduit facility	—	—	—	419	419	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	194,285	(3,432)	11,718	255	202,826	175,658
	$2,337,993	$(45,571)	$188,008	$5,543	$2,485,973	$1,623,434
Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations.

In 2013 and 2012, HDFS transferred $680.6 million and $715.7 million, respectively, of U.S. retail motorcycle finance receivables to two separate SPEs. The SPEs in turn issued $650.0 million and $675.3 million, respectively, of secured notes. At December 31, 2013, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
April 2013	$650,000	0.57%	May 2014 - December 2020
July 2012	$675,306	0.59%	August 2013 - June 2018
November 2011	$513,300	0.88%	November 2012 - February 2018
August 2011	$573,380	0.76%	September 2012 - August 2017
November 2010	$600,000	1.05%	December 2011 - April 2018
In addition, during 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011 and November 2011 term asset-backed securitization transactions. These notes were sold at a premium. During 2013, the notes related to the December 2009 term asset-backed securitization transaction were repaid. The remaining notes have contractual maturities ranging from January 2019 to April 2019.
Outstanding balances related to the following secured notes were included in the Company's consolidated balance sheet at December 31, 2012 (in thousands) and the Company completed repayment of those balances during 2013:

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

December 2009	$562,499	1.55%	December 2010 - June 2017
There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal.
For the year ended December 31, 2013 and 2012, the SPEs recorded interest expense on the secured notes of $14.5 million and $25.8 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding term asset-backed securitization transactions was 0.99% and 1.09% at December 31, 2013 and 2012, respectively.
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
The SPE had no borrowings outstanding under the U.S. Conduit at December 31, 2013 or 2012; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.
For the years ended December 31, 2013 and 2012, the SPE recorded interest expense of $1.2 million and $1.4 million, respectively, related to the unused portion of the total aggregate commitment of $600.0 million. Interest expense on the U.S. Conduit is included in financial services interest expense. There was no weighted average interest rate at December 31, 2013 or 2012 as HDFS had no outstanding borrowings under the U.S. Conduit during 2013 or 2012.
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

During 2013 and 2012, HDFS transferred $101.1 million and $230.0 million, respectively, of Canadian retail motorcycle finance receivables for proceeds of $88.6 million and $201.3 million, respectively. This transaction is treated as a secured borrowing, and the transferred assets are restricted as collateral for payment of the debt.

For the years ended December 31, 2013 and 2012, HDFS recorded interest expense of $3.4 million and $1.1 million, respectively, on the secured notes. Interest expense on the Canadian Conduit is included in financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 2.03% and 1.95% at December 31, 2013 and 2012, respectively.

As HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $38.8 million at December 31, 2013. The maximum exposure is not an indication of the Company's expected loss exposure.
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	Balance as of 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$836,387	$516,173	$320,214	$—
Marketable securities	129,181	30,172	99,009	—
Derivatives	1,932	—	1,932	—
	$967,500	$546,345	$421,155	$—
Liabilities:
Derivatives	$3,925	$—	$3,925	$—

	Balance as of 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$834,562	$672,274	$162,288	$—
Marketable securities	154,051	18,417	135,634	—
Derivatives	317	—	317	—
	$988,930	$690,691	$298,239	$—
Liabilities:
Derivatives	$7,920	$—	$7,920	$—

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31 (in thousands):

	2013		2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,066,612	$1,066,612	$1,068,138	$1,068,138
Marketable securities	$129,181	$129,181	$154,051	$154,051
Accounts receivable, net	$261,065	$261,065	$230,079	$230,079
Derivatives	$1,932	$1,932	$317	$317
Finance receivables, net	$6,086,441	$5,999,563	$5,861,442	$5,781,852
Restricted cash	$144,807	$144,807	$188,008	$188,008
Liabilities:
Accounts payable	$239,794	$239,794	$257,386	$257,386
Derivatives	$3,925	$3,925	$7,920	$7,920
Unsecured commercial paper	$666,317	$666,317	$294,943	$294,943
Asset-backed Canadian commercial paper conduit facility	$174,241	$174,241	$175,658	$175,658
Medium-term notes	$3,087,852	$2,858,980	$3,199,548	$2,881,272
Senior unsecured notes	$305,958	$303,000	$338,594	$303,000
Term asset-backed securitization debt	$1,259,314	$1,256,632	$1,457,807	$1,447,776
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain cash equivalents, the carrying value of these items in the financial statements is based on historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments. Fair value is based on Level 1 or Level 2 inputs.
Marketable Securities – The carrying value of marketable securities in the financial statements is based on fair value. The fair value of marketable securities is determined primarily based quoted prices for identical instruments or on quoted market prices of similar financial assets. Fair value is based on Level 1 or Level 2 inputs.
Finance Receivables, Net – The carrying value of retail and wholesale finance receivables in the financial statements is amortized cost less an allowance for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. Fair value is determined based on Level 3 inputs. The amortized cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.
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
Debt – The carrying value of debt in the financial statements is generally amortized cost. The carrying value of unsecured commercial paper approximates fair value due to its short maturity. Fair value is calculated using Level 2 inputs.

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

The Company’s earnings are affected by changes in interest rates. HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The interest rate swaps expired during the second quarter of 2013, and as of December 31, 2013, HDFS had no interest rate swaps outstanding. The fair value of HDFS’ interest rate swaps at December 31, 2012 was determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2013			2012
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$299,550	$1,672	$3,842	$345,021	$169	$6,850
Commodities contracts(c)	1,286	76	—	1,064	148	683
Interest rate swaps – unsecured commercial paper(c)	—	—	—	35,800	—	373
Total	$300,836	$1,748	$3,842	$381,885	$317	$7,906

	2013			2012
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$9,855	$184	$83	$16,237	$—	$14
	$9,855	$184	$83	$16,237	$—	$14

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
Cash Flow Hedges	2013	2012	2011
Foreign currency contracts	$3,468	$(344)	$(304)
Commodities contracts	39	(427)	(558)
Interest rate swaps – unsecured commercial paper	(2)	(43)	(662)
Total	$3,505	$(814)	$(1,524)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
Cash Flow Hedges	2013	2012	2011	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$482	$18,586	$(24,746)	$(2,744)
Commodities contracts(a)	(51)	(705)	(539)	76
Interest rate swaps – unsecured commercial paper(b)	(345)	(2,542)	(5,103)	—
Total	$86	$15,339	$(30,388)	$(2,668)

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCL to income is included in financial services interest expense.
For the years ended December 31, 2013 and 2012, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2013	2012	2011
Commodities contracts(a)	$(572)	$(535)	$—
	$(572)	$(535)	$—

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
11.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive (loss) income before reclassifications	(20,192)	(1,514)	3,505	398,430	380,229
Income tax	2,183	561	(1,298)	(147,578)	(146,132)
Net other comprehensive (loss) income before reclassifications	(18,009)	(953)	2,207	250,852	234,097
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(482)	—	(482)
Realized (gains) losses - commodities contracts(a)	—	—	51	—	51
Realized (gains) losses - interest rate swaps(b)	—	—	345	—	345
Prior service credits(c)	—	—	—	(2,107)	(2,107)
Actuarial losses(c)	—	—	—	67,157	67,157
Total before tax	—	—	(86)	65,050	64,964
Income tax expense (benefit)	—	—	36	(24,095)	(24,059)
Net reclassifications	—	—	(50)	40,955	40,905
Other comprehensive (loss) income	(18,009)	(953)	2,157	291,807	275,002
Ending Balance	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)

	2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$49,935	$327	$6,307	$(533,302)	$(476,733)
Other comprehensive income (loss) before reclassifications	2,212	556	(814)	(251,291)	(249,337)
Income tax	(812)	(206)	301	93,078	92,361
Net other comprehensive income (loss) before reclassifications	1,400	350	(513)	(158,213)	(156,976)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(18,586)	—	(18,586)
Realized (gains) losses - commodities contracts(a)	—	—	705	—	705
Realized (gains) losses - interest rate swaps(b)	—	—	2,542	—	2,542
Prior service credits(c)	—	—	—	(895)	(895)
Actuarial losses(c)	—	—	—	51,295	51,295
Curtailment and settlement losses	—	—	—	6,242	6,242
Total before tax	—	—	(15,339)	56,642	41,303
Income tax expense (benefit)	—	—	5,708	(20,980)	(15,272)
Net reclassifications	—	—	(9,631)	35,662	26,031
Other comprehensive income (loss)	1,400	350	(10,144)	(122,551)	(130,945)
Ending Balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)

	2011
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$55,551	$(133)	$(11,912)	$(409,728)	$(366,222)
Other comprehensive (loss) income before reclassifications	(6,251)	731	(1,524)	(233,345)	(240,389)
Income tax	635	(271)	558	86,577	87,499
Net other comprehensive (loss) income before reclassifications	(5,616)	460	(966)	(146,768)	(152,890)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	24,746	—	24,746
Realized (gains) losses - commodities contracts(a)	—	—	539	—	539
Realized (gains) losses - interest rate swaps(b)	—	—	5,103	—	5,103
Prior service credits(c)	—	—	—	(897)	(897)
Actuarial losses(c)	—	—	—	37,458	37,458
Curtailment and settlement losses	—	—	—	510	510
Total before tax	—	—	30,388	37,071	67,459
Income tax benefit	—	—	(11,203)	(13,877)	(25,080)
Net reclassifications	—	—	19,185	23,194	42,379
Other comprehensive (loss) income	(5,616)	460	18,219	(123,574)	(110,511)
Ending Balance	$49,935	$327	$6,307	$(533,302)	$(476,733)

(a)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(b)	Amounts reclassified to net income are presented in financial services interest expense.

(c)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
12.    Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2013	2012
Unsecured commercial paper	$666,317	$294,943
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2013	2012
Secured debt
Asset-backed Canadian commercial paper conduit facility	$174,241	$175,658
Term asset-backed securitization debt	1,256,632	1,447,776
Unsecured notes
5.75% Medium-term notes due in 2014 ($500.0 million par value)	499,866	499,705
1.15% Medium-term notes due in 2015 ($600.0 million par value)	599,543	599,269
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,883	449,829
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,946	399,929
6.80% Medium-term notes due in 2018 ($910.5 million par value)	909,742	932,540
15.00% Senior unsecured notes due in 2014 ($600.0 million par value)	303,000	303,000
Gross long-term debt	4,592,853	4,807,706
Less: current portion of long-term debt	(1,176,140)	(437,162)
Long-term debt	$3,416,713	$4,370,544
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 0.23% and 0.75% at December 31, 2013 and 2012, respectively. The December 31, 2012 weighted-average interest rate includes the impact of interest rate swap agreements.

On April 13, 2012, the Company and HDFS entered into a new $675.0 million five-year credit facility that matures in April 2017. The Company and HDFS also have a $675.0 million four-year credit facility which matures in April 2015. The five-year credit facility and the four-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS’ unsecured commercial paper program. At December 31, 2013 and 2012, HDFS had no outstanding borrowings under the Global Credit Facilities.
On September 13, 2013, the Company amended and restated its revolving asset-backed U.S. Conduit which provides for a total aggregate commitment of $600.0 million. At December 31, 2013 and 2012, HDFS had no outstanding borrowings under the U.S. Conduit. Refer to Note 7 for further discussion on the U.S. Conduit.
In June 2013, HDFS amended its agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility. The amended agreement has terms that are similar to those of the original agreement, entered into in August 2012, and is for the same amount. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle financial receivables for proceeds up to C$200 million. During 2013 and 2012, HDFS transferred $101.1 million and $230.0 million, respectively, of Canadian retail motorcycle finance receivables for proceeds of $88.6 million and $201.3 million, respectively. Approximately $38.6 million and $37.7 million of the debt was classified as current portion of long-term debt at December 31, 2013 and 2012. Refer to Note 7 for further discussion on the Canadian Conduit.

During 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. During 2012, the Company issued $675.3 million of secured notes through one term asset-backed securitization transaction. Additionally, during 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011, and November 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at December 31, 2013 and 2012, the unaccreted premium associated with these notes was $0.5 million and $1.2 million, respectively. Approximately $334.6 million and $399.5 million of the obligations under the secured notes were classified as current at December 31, 2013 and 2012, respectively, based on the contractual maturities of the restricted finance receivables. The term-asset backed securitization transactions are further discussed in Note 7.
No medium-term notes were issued in 2013. In January 2012, HDFS issued $400.0 million of medium-term notes which mature in March 2017 and have an annual interest rate of 2.70%. In September 2012, HDFS issued $600.0 million of medium-term notes which mature in September 2015 and have an annual interest rate of 1.15%. All of HDFS’ medium-term notes (collectively, the Notes) provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $1.5 million and $2.2 million at December 31, 2013 and 2012, respectively.
During 2013, 2012, and 2011, HDFS repurchased an aggregate of $23.0 million, $16.6 million, and $49.9 million respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.9 million, $4.3 million, and $9.6 million of loss on extinguishment of debt, respectively, which included unamortized discounts and fees. During December 2012, $400.0 million of the 5.25% medium-term notes matured, and the principal and accrued interest were paid in full.
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
Under the financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0. In addition, the Company must maintain a minimum interest coverage ratio of at least 2.25 to 1.0 for each fiscal quarter through June 2013 and at least 2.5 to 1.0 for each fiscal quarter thereafter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2013 and 2012, HDFS and the Company remained in compliance with all of these covenants.

13.    Income Taxes
Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$281,938	$191,006	$135,232
State	23,701	4,221	12,177
Foreign	22,093	13,189	5,776
	327,732	208,416	153,185
Deferred:
Federal	51,509	121,934	104,723
State	(1,471)	7,697	(12,201)
Foreign	2,542	(460)	(1,121)
	52,580	129,171	91,401
Total	$380,312	$337,587	$244,586
The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Domestic	$1,042,317	$946,592	$782,896
Foreign	71,988	14,920	9,768
	$1,114,305	$961,512	$792,664
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2013	2012	2011
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	1.6	1.6
Domestic manufacturing deduction	(1.7)	(1.6)	(1.8)
Research and development credit	(0.9)	—	(0.6)
Unrecognized tax benefits including interest and penalties	0.9	0.1	(1.1)
Valuation allowance adjustments	(0.3)	(0.3)	(2.0)
Tax audit settlements	0.1	(0.1)	(1.1)
Adjustments for previously accrued taxes	(0.2)	(0.4)	0.3
Other	(0.4)	0.8	0.6
Provision for income taxes	34.1%	35.1%	30.9%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2013	2012
Deferred tax assets:
Accruals not yet tax deductible	$128,307	$118,434
Pension and postretirement benefit plan obligations	5,192	227,593
Stock compensation	22,370	28,001
Net operating loss carryforward	40,530	32,276
Valuation allowance	(21,818)	(16,314)
Other, net	37,034	45,053
	211,615	435,043
Deferred tax liabilities:
Depreciation, tax in excess of book	(119,916)	(117,743)
Other	(34,234)	(34,602)
	(154,150)	(152,345)
Total	$57,465	$282,698
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
At December 31, 2013, the Company had approximately $420.0 million state net operating loss carry-forwards expiring in 2031. At December 31, 2013 the Company also had Wisconsin research and development credit carryforwards of $10.4 million expiring in 2026. The Company had a deferred tax asset of $28.5 million as of December 31, 2013 for the benefit of these losses and credits. A valuation allowance of $6.8 million has been established against the deferred tax asset.
The Company has foreign net operating losses (NOL) totaling $12.0 million as of December 31, 2013. It has a valuation allowance of $15.0 million against the NOLs as well as other associated deferred tax assets.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2013	2012
Unrecognized tax benefits, beginning of period	$48,752	$57,137
Increase in unrecognized tax benefits for tax positions taken in a prior period	9,713	1,806
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(4,335)	(6,439)
Increase in unrecognized tax benefits for tax positions taken in the current period	11,142	3,737
Statute lapses	(336)	(415)
Settlements with taxing authorities	(1,879)	(7,074)
Unrecognized tax benefits, end of period	$63,057	$48,752
The amount of unrecognized tax benefits as of December 31, 2013 that, if recognized, would affect the effective tax rate was $47.9 million.
The total gross amount of income related to interest and penalties associated with unrecognized tax benefits recognized during 2013 in the Company’s Consolidated Statements of Operations was $3.7 million due to favorable settlements and statute lapses.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2013 in the Company’s Consolidated Balance Sheets was $24.4 million.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2014. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2009 or for United States federal income taxes before 2012.
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
Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2013 and 2012 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation, beginning of period	$1,871,575	$1,570,930	$403,227	$380,625
Service cost	35,987	33,681	7,858	7,413
Interest cost	79,248	83,265	15,599	18,310
Actuarial (gains) losses	(199,408)	276,069	(33,729)	23,367
Plan participant contributions	—	1,459	2,609	1,561
Benefits paid, net of Medicare Part D subsidy	(72,752)	(93,829)	(29,040)	(28,049)
Benefit obligation, end of period	1,714,650	1,871,575	366,524	403,227
Change in plan assets:
Fair value of plan assets, beginning of period	1,539,018	1,253,916	123,106	109,160
Actual return on plan assets	277,388	160,731	24,769	13,946
Company contributions	176,947	216,741	27,849	27,675
Plan participant contributions	—	1,459	2,609	1,561
Benefits paid	(72,752)	(93,829)	(30,458)	(29,236)
Fair value of plan assets, end of period	1,920,601	1,539,018	147,875	123,106
Funded status of the plans, December 31	$205,951	$(332,557)	$(218,649)	$(280,121)
Amounts recognized in the Consolidated Balance Sheets, December 31,:
Prepaid benefit costs (long-term assets)	$244,871	$—	$—	$—
Accrued benefit liability (current liabilities)	(2,549)	(2,263)	(2,484)	(2,059)
Accrued benefit liability (long-term liabilities)	(36,371)	(330,294)	(216,165)	(278,062)
Net amount recognized	$205,951	$(332,557)	$(218,649)	$(280,121)

Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$35,987	$33,681	$37,341	$7,858	$7,413	$7,630
Interest cost	79,248	83,265	80,805	15,599	18,310	19,644
Expected return on plan assets	(127,327)	(117,110)	(106,612)	(9,537)	(9,423)	(9,386)
Amortization of unrecognized:
Prior service cost (credit)	1,746	2,958	2,981	(3,853)	(3,853)	(3,878)
Net loss	58,608	43,874	30,266	8,549	7,421	7,192
Net curtailment loss	—	—	236	—	—	—
Settlement loss	—	6,242	274	—	—	—
Net periodic benefit cost	$48,262	$52,910	$45,291	$18,616	$19,868	$21,202
Net periodic benefit costs are allocated among selling, administrative and engineering expense, cost of goods sold and inventory. The 2010 Restructuring Plan actions discussed in Note 4 resulted in the pension and postretirement healthcare plan net curtailment losses noted in the table above and were included in restructuring expense in the consolidated income statement.
Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2013 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$2,390	$(13,495)	$(11,105)
Net actuarial loss	326,588	48,563	375,151
	$328,978	$35,068	$364,046
Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2014 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$704	$(2,426)	$(1,722)
Net actuarial loss	23,020	2,977	25,997
	$23,724	$551	$24,275

Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2013	2012	2011	2013	2012	2011
Assumptions for benefit obligations:
Discount rate	5.08%	4.23%	5.30%	4.70%	3.93%	4.90%
Rate of compensation	4.00%	4.00%	3.49%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	4.23%	5.30%	5.79%	3.93%	4.90%	5.28%
Expected return on plan assets	7.75%	7.80%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	3.49%	3.49%	n/a	n/a	n/a
Pension and SERPA Accumulated Benefit Obligation:
The Company’s pension and SERPA plans have a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.60 billion and $1.73 billion as of December 31, 2013 and 2012, respectively.
The Company pension plan did not have a PBO in excess of plan assets at December 31, 2013. The following table summarizes information related to Company pension plan with a PBO in excess of the fair value of plan assets at December 31, 2012 (in billions):

2012
Pension plan with PBOs in excess of fair value of plan assets:
PBO	$1.8
Fair value of plan assets	$1.5
Number of plans	1
The Company pension plan did not have an ABO in excess of fair value at December 31, 2013. The following table summarizes information related to Company pension plan with an ABO in excess of the fair value of plan assets at December 31, 2012 (in billions):

2012
Pension plan with ABOs in excess of fair value of plan assets:
ABO	$1.7
Fair value of plan assets	$1.5
Number of plans	1
The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $38.9 million and $25.8 million, respectively, as of December 31, 2013 and $37.8 million and $20.1 million, respectively, as of December 31, 2012.
Plan Assets:
Pension Plan Assets - The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was approximately 65% equities and 35% fixed-income. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
Postretirement Healthcare Plan Assets - The Company's investment objective is to maximize the return on assets to help pay the benefits by prudently investing in equities, fixed income and alternative assets. The Company's current overall targeted asset allocation as a percentage of total market value was approximately 70% equities and 30% fixed-income. Equity holdings primarily include investments in small-, medium-, and large-cap companies in the U.S., investments in developed and emerging foreign markets and alternative investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 8.
The fair values of the Company’s pension plan assets as of December 31, 2013 were as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,578	$—	$40,578	$—
Equity holdings:
U.S. companies	519,405	516,444	2,961	—
Foreign companies	125,361	125,320	41	—
Harley-Davidson common stock	88,184	88,184	—	—
Pooled equity funds	558,004	558,004	—	—
Limited partnership interests	34,234	—	—	34,234
Other	—	—	—	—
Total equity holdings	1,325,188	1,287,952	3,002	34,234
Fixed-income holdings:
U.S. Treasuries	34,044	34,044	—	—
Federal agencies	33,250	—	33,250	—
Corporate bonds	223,992	—	223,992	—
Pooled fixed income funds	212,465	51,959	160,506	—
Foreign bonds	40,885	—	40,885	—
Municipal bonds	10,199	—	10,199	—
Total fixed-income holdings	554,835	86,003	468,832	—
Total pension plan assets	$1,920,601	$1,373,955	$512,412	$34,234
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $88.2 million at December 31, 2013.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2013 (in thousands):

	Total	Limited Partnership Interests	Other
Balance, beginning of period	$36,582	$35,954	$628
Actual return on plan assets:
Relating to assets still held at the reporting date	2,951	2,951	—
Purchases, sales and settlements	(5,299)	(4,671)	(628)
Balance, end of period	$34,234	$34,234	$—

The fair values of the Company’s postretirement healthcare plan assets, which did not contain any Level 3 assets, as of December 31, 2013, were as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$8,402	$—	$8,402
Equity holdings:
U.S. companies	29,365	29,365	—
Foreign companies	18,010	17,630	380
Pooled equity funds	61,134	61,134	—
Total equity holdings	108,509	108,129	380
Fixed-income holdings:
U.S. Treasuries	9,488	9,488	—
Federal agencies	2,579	—	2,579
Corporate bonds	8,685	—	8,685
Pooled fixed income funds	8,977	—	8,977
Foreign bonds	941	—	941
Municipal bonds	294	—	294
Total fixed-income holdings	30,964	9,488	21,476
Total postretirement healthcare plan assets	$147,875	$117,617	$30,258
The fair values of the Company’s pension plan assets as of December 31, 2012 were as follows (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$42,625	$—	$42,625	$—
Equity holdings:
U.S. companies	540,579	540,578	1	—
Foreign companies	85,415	85,415	—	—
Harley-Davidson common stock	62,189	62,189	—	—
Pooled equity funds	309,878	309,878	—	—
Limited partnership interests	35,954	—	—	35,954
Other	628	—	—	628
Total equity holdings	1,034,643	998,060	1	36,582
Fixed-income holdings:
U.S. Treasuries	55,014	55,014	—	—
Federal agencies	14,302	—	14,302	—
Corporate bonds	189,643	—	189,643	—
Pooled fixed income funds	165,192	48,528	116,664	—
Foreign bonds	29,149	—	29,149	—
Municipal bonds	8,450	—	8,450	—
Total fixed-income holdings	461,750	103,542	358,208	—
Total pension plan assets	$1,539,018	$1,101,602	$400,834	$36,582
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
The fair values of the Company’s postretirement healthcare plan assets, which did not contain any Level 3 assets, as of December 31, 2012, were as follows (in thousands):

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
No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2014.
For 2014, the Company’s overall expected long-term rate of return is 7.75% for pension assets and 7.70% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2013	2012
Healthcare cost trend rate for next year	8.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2019

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2013	$729	$(729)
Accumulated benefit obligation as of December 31, 2013	$13,318	$(12,368)
Future Contributions and Benefit Payments:
No pension plan contributions are required in 2014. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans in 2014(1).
The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2014	$68,418	$2,549	$30,694	$1,507
2015	$69,178	$1,440	$31,047	$1,716
2016	$70,098	$1,895	$30,644	$1,988
2017	$71,508	$1,880	$29,817	$2,224
2018	$73,150	$2,014	$28,785	$2,466
2019-2023	$430,427	$16,506	$147,623	$16,125
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $14.9 million, $15.3 million and $12.5 million for Company contributions during 2013, 2012 and 2011, respectively.
15.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $12.5 million, $13.5 million and $11.6 million for 2013, 2012 and 2011, respectively.
Future minimum operating lease payments at December 31, 2013 were as follows (in thousands):

2014	$10,866
2015	9,943
2016	7,478
2017	5,479
2018	4,998
After 2018	19,790
Total operating lease payments	$58,554
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
Product Liability Matters:
Additionally, the Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.
17.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 220.0 million and 226.1 million common shares outstanding as of December 31, 2013 and 2012, respectively.
During 2013, the Company repurchased 8.2 million shares of its common stock at a weighted-average price of $59. This includes shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2013
Board of Directors’ Authorization	2013	2012	2011
1997 Authorization	—	4.3	6.2	1.8
2007 Authorization	7.7	2.2	—	6.8
Total	7.7	6.5	6.2	8.6

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
18.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its Shareholders in April 2009 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and, prior to 2010, generally vested ratably over a four-year period with the first 25% becoming exercisable one year after the date of grant. Beginning with awards granted in 2010, options and SARs granted under the Plan vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs that were issued under the Plan prior to 2010 generally vested over periods ranging from two to five years with certain of the shares and RSUs subject to accelerated vesting should the Company meet certain performance conditions. Beginning with awards granted in 2010, shares of restricted stock and RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2013, there were 10.8 million shares of common stock available for future awards under the Plan.
Stock Options:
The Company estimates the grant date fair value of its option awards granted using a lattice-based option valuation model. The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. Prior to 2013, the Company used a weighted-average of implied and historical volatility to determine the expected volatility of its stock. Beginning with awards granted in 2013, the Company uses implied volatility to determine the expected volatility of its stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Assumptions used in calculating the lattice-based fair value of options granted during 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Expected average term (in years)	6.1	6.3	6.5
Expected volatility	27% - 36%	32% - 50%	39% - 52%
Weighted average volatility	33%	41%	43%
Expected dividend yield	1.6%	1.1%	1.0%
Risk-free interest rate	0.1% - 2.1%	0.1% - 2.1%	0.1% - 3.7%

The following table summarizes the stock option transactions for the year ended December 31, 2013 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	4,460	$38
Options granted	453	$52
Options exercised	(1,357)	$37
Options forfeited	(165)	$61
Options outstanding, end of period	3,391	$40
Exercisable, end of period	2,535	$37
The weighted-average fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $12, $14 and $15, respectively.
As of December 31, 2013, there was $3.9 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2013	2012	2011
Exercised	$28,879	$34,443	$7,919
Outstanding	$100,054	$60,963	$55,701
Exercisable	$81,930	$35,873	$22,926
The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 17.
Stock options outstanding at December 31, 2013 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	5.1	593	$13
$20.01 to $30	6.1	504	$23
$30.01 to $40	4.1	334	$39
$40.01 to $50	7.7	788	$44
$50.01 to $60	6.9	634	$52
$60.01 to $70	2.0	538	$66
Options outstanding	5.6	3,391	$40
Options exercisable	4.6	2,535	$37
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

The assumptions used to determine the fair value of the SAR awards at December 31, 2013 and 2012 were as follows:

	2013	2012
Expected average term (in years)	3.5 - 4.3	1.3 - 5.6
Expected volatility	24% - 32%	31% - 45%
Expected dividend yield	1.2%	1.3%
Risk-free interest rate	0.1% - 3.0%	.1% - 1.8%
The following table summarizes the SAR transactions for the year ended December 31, 2013 (in thousands except for per share amounts):

	SARs	Weighted- Average Price
Outstanding, beginning of period	253	$21
Granted	20	$52
Exercised	(60)	$22
Forfeited	(3)	$22
Outstanding, end of period	210	$26
Exercisable, end of period	171	$21
The weighted-average fair value of SARs granted during the years ended December 31, 2013, 2012 and 2011 was $12, $14 and $15, respectively.
Restricted (Nonvested) Stock:
The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the restricted stock transactions for the year ended December 31, 2013 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	1,692	$29
Granted	490	$52
Vested	(1,161)	$24
Forfeited	(39)	$48
Nonvested, end of period	982	$47
As of December 31, 2013, there was $20.0 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units (RSUs)
Restricted stock units vest under the same terms and conditions as restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.
The fair value of RSUs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSU transactions for the year ended December 31, 2013 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	242	$47
Granted	83	$69
Vested	(161)	$54
Forfeited	(17)	$65
Nonvested, end of period	147	$66

19.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2013	2012	2011
Numerator:
Income from continuing operations used in computing basic and diluted earnings per share	$733,993	$623,925	$548,078
Denominator:
Denominator for basic earnings per share-weighted-average common shares	222,475	227,119	232,889
Effect of dilutive securities – employee stock compensation plan	1,596	2,110	2,029
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	224,071	229,229	234,918
Earnings per common share from continuing operations:
Basic	$3.30	$2.75	$2.35
Diluted	$3.28	$2.72	$2.33
Options to purchase 0.9 million, 2.1 million and 3.8 million weighted-average shares of common stock outstanding during 2013, 2012 and 2011, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2013, 2012 and 2011.
20.    Business Segments and Geographic Information
Business Segments:
The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.
The Motorcycles segment designs, manufactures and sells at wholesale 601+cc cruiser and touring motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services.
The Financial Services segment provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
Information by segment is set forth below for the years ended December 31, (in thousands):

	2013	2012	2011
Motorcycles net revenue	$5,258,290	$4,942,582	$4,662,264
Gross profit	1,862,372	1,720,188	1,555,976
Selling, administrative and engineering expense	993,894	976,224	926,808
Restructuring (benefit) expense and other impairments	(2,131)	28,475	67,992
Operating income from Motorcycles	$870,609	$715,489	$561,176
Financial services revenue	$641,582	$637,924	$649,449
Financial services expense	358,489	353,237	380,658
Operating income from Financial Services	$283,093	$284,687	$268,791

Financial Services revenue includes $10.4 million, $11.5 million and $10.5 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2013, 2012 and 2011, respectively. This interest was paid on behalf of HDMC’s independent dealers as a way to enable dealers to manage seasonal increases in inventory. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Information by industry segment is set forth below as of December 31, (in thousands):

	Motorcycles	Financial Services	Consolidated
2013
Total assets	$2,793,497	$6,611,543	$9,405,040
Depreciation	$160,181	$6,891	$167,072
Capital expenditures	$199,354	$8,967	$208,321
2012
Total assets	$2,751,018	$6,419,755	$9,170,773
Depreciation	$162,659	$6,319	$168,978
Capital expenditures	$180,416	$8,586	$189,002
2011
Total assets	$2,959,333	$6,714,831	$9,674,164
Depreciation	$173,959	$6,449	$180,408
Capital expenditures	$179,988	$9,047	$189,035
 Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2013	2012	2011
Revenue from Motorcycles(a):
United States	$3,562,847	$3,363,640	$3,155,608
EMEA region	769,864	710,861	781,432
Japan	217,700	244,907	229,427
Canada	204,315	186,550	154,314
Australia	193,081	186,674	141,392
Other foreign countries	310,483	249,950	200,091
	$5,258,290	$4,942,582	$4,662,264
Revenue from Financial Services(a):
United States	$609,574	$607,909	$619,214
Europe	4,274	3,661	3,657
Canada	24,486	24,532	25,764
Other foreign countries	3,248	1,822	814
	$641,582	$637,924	$649,449
Long-lived assets(b):
United States	$874,833	$825,509	$822,089
International	36,860	56,143	59,571
	$911,693	$881,652	$881,660

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.
21.    Related Party Transactions
The Company has the following material related party transactions. A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded motorcycles and related products revenue and financial services revenue from Deeley Imports during 2013, 2012 and 2011 of $204.8 million, $187.1 million and $155.2 million, respectively, and had finance receivables balances due from Deeley Imports of $11.5 million, $9.2 million and $14.5 million at December 31, 2013, 2012 and 2011, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.
22.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$5,268,480	$—	$(10,190)	$5,258,290
Financial services	—	643,067	(1,485)	641,582
Total revenue	5,268,480	643,067	(11,675)	5,899,872
Costs and expenses:
Motorcycles and related products cost of goods sold	3,395,918	—	—	3,395,918
Financial services interest expense	—	165,491	—	165,491
Financial services provision for credit losses	—	60,008	—	60,008
Selling, administrative and engineering expense	995,378	143,181	(11,675)	1,126,884
Restructuring benefit	(2,131)	—	—	(2,131)
Total costs and expenses	4,389,165	368,680	(11,675)	4,746,170
Operating income	879,315	274,387	—	1,153,702
Investment income	190,859	—	(185,000)	5,859
Interest expense	45,256	—	—	45,256
Income before provision for income taxes	1,024,918	274,387	(185,000)	1,114,305
Provision for income taxes	279,841	100,471	—	380,312
Income from continuing operations	745,077	173,916	(185,000)	733,993
Income from discontinued operations, net of tax	—	—	—	—
Net income	$745,077	$173,916	$(185,000)	$733,993

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,952,748	$—	$(10,166)	$4,942,582
Financial services	—	639,482	(1,558)	637,924
Total revenue	4,952,748	639,482	(11,724)	5,580,506
Costs and expenses:
Motorcycles and related products cost of goods sold	3,222,394	—	—	3,222,394
Financial services interest expense	—	195,990	—	195,990
Financial services provision for credit losses	—	22,239	—	22,239
Selling, administrative and engineering expense	977,782	145,174	(11,724)	1,111,232
Restructuring expense	28,475	—	—	28,475
Total costs and expenses	4,228,651	363,403	(11,724)	4,580,330
Operating income	724,097	276,079	—	1,000,176
Investment income	232,369	—	(225,000)	7,369
Interest expense	46,033	—	—	46,033
Income before provision for income taxes	910,433	276,079	(225,000)	961,512
Provision for income taxes	233,385	104,202	—	337,587
Income from continuing operations	677,048	171,877	(225,000)	623,925
Income from discontinued operations, net of tax	—	—	—	—
Net income	$677,048	$171,877	$(225,000)	$623,925

	Year Ended December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and related products	$4,671,942	$—	$(9,678)	$4,662,264
Financial services	—	649,474	(25)	649,449
Total revenue	4,671,942	649,474	(9,703)	5,311,713
Costs and expenses:
Motorcycles and related products cost of goods sold	3,106,288	—	—	3,106,288
Financial services interest expense	—	229,492	—	229,492
Financial services provision for credit losses	—	17,031	—	17,031
Selling, administrative and engineering expense	926,832	143,814	(9,703)	1,060,943
Restructuring expense	67,992	—	—	67,992
Total costs and expenses	4,101,112	390,337	(9,703)	4,481,746
Operating income	570,830	259,137	—	829,967
Investment income	132,963	—	(125,000)	7,963
Interest expense	45,266	—	—	45,266
Income before provision for income taxes	658,527	259,137	(125,000)	792,664
Provision for income taxes	150,756	93,830	—	244,586
Income from continuing operations	507,771	165,307	(125,000)	548,078
Income from discontinued operations, net of tax	51,036	—	—	51,036
Net income	$558,807	$165,307	$(125,000)	$599,114

	December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$718,912	$347,700	$—	$1,066,612
Marketable securities	99,009	—	—	99,009
Accounts receivable, net	850,248	—	(589,183)	261,065
Finance receivables, net	—	1,773,686	—	1,773,686
Inventories	424,507	—	—	424,507
Restricted cash	—	144,807	—	144,807
Deferred income taxes	70,557	33,068	—	103,625
Other current assets	82,717	34,573	(1,798)	115,492
Total current assets	2,245,950	2,333,834	(590,981)	3,988,803
Finance receivables, net	—	4,225,877	—	4,225,877
Property, plant and equipment, net	808,005	34,472	—	842,477
Pension asset	244,871	—	—	244,871
Goodwill	30,452	—	—	30,452
Deferred income taxes	3,339	—	—	3,339
Other long-term assets	126,940	17,360	(75,079)	69,221
	$3,459,557	$6,611,543	$(666,060)	$9,405,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,786	$625,191	$(589,183)	$239,794
Accrued liabilities	353,618	77,774	(4,057)	427,335
Short-term debt	—	666,317	—	666,317
Current portion of long-term debt	303,000	873,140	—	1,176,140
Total current liabilities	860,404	2,242,422	(593,240)	2,509,586
Long-term debt	—	3,416,713	—	3,416,713
Pension liability	36,371	—	—	36,371
Postretirement healthcare liability	216,165	—	—	216,165
Deferred income taxes	44,584	2,656	2,259	49,499
Other long-term liabilities	146,686	20,534	—	167,220
Commitments and contingencies (Note 16)
Total shareholders’ equity	2,155,347	929,218	(75,079)	3,009,486
	$3,459,557	$6,611,543	$(666,060)	$9,405,040

	December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$727,716	$340,422	$—	$1,068,138
Marketable securities	135,634	—	—	135,634
Accounts receivable, net	781,642	—	(551,563)	230,079
Finance receivables, net	—	1,743,045	—	1,743,045
Inventories	393,524	—	—	393,524
Restricted cash	—	188,008	—	188,008
Deferred income taxes	84,486	26,367	—	110,853
Other current assets	146,419	31,242	3,994	181,655
Total current assets	2,269,421	2,329,084	(547,569)	4,050,936
Finance receivables, net	—	4,038,807	—	4,038,807
Property, plant and equipment, net	783,068	32,396	—	815,464
Goodwill	29,530	—	—	29,530
Deferred income taxes	175,839	—	(3,994)	171,845
Other long-term assets	116,925	19,468	(72,202)	64,191
	$3,374,783	$6,419,755	$(623,765)	$9,170,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,064	$587,885	$(551,563)	$257,386
Accrued liabilities	439,144	74,447	—	513,591
Short-term debt	—	294,943	—	294,943
Current portion of long-term debt	—	437,162	—	437,162
Total current liabilities	660,208	1,394,437	(551,563)	1,503,082
Long-term debt	303,000	4,067,544	—	4,370,544
Pension liability	330,294	—	—	330,294
Postretirement healthcare liability	278,062	—	—	278,062
Other long-term liabilities	114,476	16,691	—	131,167
Commitments and contingencies (Note 16)
Total shareholders’ equity	1,688,743	941,083	(72,202)	2,557,624
	$3,374,783	$6,419,755	$(623,765)	$9,170,773

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Income from continuing operations	$745,077	$173,916	$(185,000)	$733,993
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	160,181	6,891	—	167,072
Amortization of deferred loan origination costs	—	86,181	—	86,181
Amortization of financing origination fees	473	8,903	—	9,376
Provision for employee long-term benefits	66,877	—	—	66,877
Contributions to pension and postretirement plans	(204,796)	—	—	(204,796)
Stock compensation expense	38,367	2,877	—	41,244
Net change in wholesale finance receivables	—	—	28,865	28,865
Provision for credit losses	—	60,008	—	60,008
Loss on debt extinguishment	—	4,947	—	4,947
Deferred income taxes	54,568	(1,988)	—	52,580
Foreign currency adjustments	16,269	—	—	16,269
Other, net	10,942	(819)	—	10,123
Change in current assets and current liabilities:
Accounts receivable	(24,273)	—	(12,380)	(36,653)
Finance receivables—accrued interest and other	—	(346)	—	(346)
Inventories	(46,474)	—	—	(46,474)
Accounts payable and accrued liabilities	(60,907)	(5,096)	12,380	(53,623)
Restructuring reserves	(25,042)	—	—	(25,042)
Derivative instruments	(2,161)	(28)	—	(2,189)
Prepaid and other	70,900	(2,219)	—	68,681
Total adjustments	54,924	159,311	28,865	243,100
Net cash provided by operating activities of continuing operations	800,001	333,227	(156,135)	977,093
Cash flows from investing activities of continuing operations:
Capital expenditures	(199,354)	(8,967)	—	(208,321)
Origination of finance receivables	—	(7,140,533)	3,896,528	(3,244,005)
Collections of finance receivables	—	6,757,387	(3,925,393)	2,831,994
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	40,108	—	—	40,108
Other	16,355	—	—	16,355
Net cash used by investing activities of continuing operations	(147,889)	(392,113)	(28,865)	(568,867)
Cash flows from financing activities of continuing operations:
Repayments of medium-term notes	—	(27,858)	—	(27,858)
Intercompany borrowing activity	(50,000)	50,000	—	—
Proceeds from securitization debt	—	647,516	—	647,516
Repayments of securitization debt	—	(840,387)	—	(840,387)
Borrowings of asset-backed commercial paper	—	88,456	—	88,456
Repayments of asset-backed commercial paper	—	(78,765)	—	(78,765)
Net increase in credit facilities and unsecured commercial paper	—	371,085	—	371,085
Net change in restricted cash	—	43,201	—	43,201
Dividends	(187,688)	(185,000)	185,000	(187,688)
Purchase of common stock for treasury	(479,231)	—	—	(479,231)
Excess tax benefits from share-based payments	19,895	—	—	19,895
Issuance of common stock under employee stock option plans	50,567	—	—	50,567
Net cash (used by) provided by financing activities of continuing operations	(646,457)	68,248	185,000	(393,209)
Effect of exchange rate changes on cash and cash equivalents	(14,459)	(2,084)	—	(16,543)
Net (decrease) increase in cash and cash equivalents from continuing operations	$(8,804)	$7,278	$—	$(1,526)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(8,804)	7,278	—	(1,526)
Cash and cash equivalents—end of period	$718,912	$347,700	$—	$1,066,612

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities of continuing operations:
Income from continuing operations	$677,048	$171,877	$(225,000)	$623,925
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	162,659	6,319	—	168,978
Amortization of deferred loan origination costs	—	78,592	—	78,592
Amortization of financing origination fees	473	9,496	—	9,969
Provision for employee long-term benefits	67,612	3,735	—	71,347
Contributions to pension and postretirement plans	(244,416)	—	—	(244,416)
Stock compensation expense	37,544	3,271	—	40,815
Net change in wholesale finance receivables	—	—	2,513	2,513
Provision for credit losses	—	22,239	—	22,239
Loss on debt extinguishment	—	4,323	—	4,323
Pension and postretirement healthcare plan curtailment and settlement expense	6,242	—	—	6,242
Deferred income taxes	117,772	10,680	—	128,452
Foreign currency adjustments	9,773	—	—	9,773
Other, net	(2,290)	(4,926)	—	(7,216)
Change in current assets and current liabilities:
Accounts receivable	9,323	—	(23,013)	(13,690)
Finance receivables – accrued interest and other	—	(4)	—	(4)
Inventories	21,459	—	—	21,459
Accounts payable and accrued liabilities	(6,368)	(27,443)	23,013	(10,798)
Restructuring reserves	(16,087)	—	—	(16,087)
Derivative instruments	2,906	(148)	—	2,758
Prepaid and other	(95,162)	(2,554)	—	(97,716)
Total adjustments	71,440	103,580	2,513	177,533
Net cash provided by operating activities of continuing operations	748,488	275,457	(222,487)	801,458
Cash flows from investing activities:
Capital expenditures	(180,416)	(8,586)	—	(189,002)
Origination of finance receivables	—	(6,544,828)	3,686,127	(2,858,701)
Collections of finance receivables	—	6,456,729	(3,688,640)	2,768,089
Purchases of marketable securities	(4,993)	—	—	(4,993)
Sales and redemptions of marketable securities	23,296	—	—	23,296
Net cash used by investing activities of continuing operations	(162,113)	(96,685)	(2,513)	(261,311)
Cash flows from financing activities of continuing operations:
Proceeds from issuance medium-term notes	—	993,737	—	993,737
Repayments of medium-term notes	—	(420,870)	—	(420,870)
Intercompany borrowing activity	(400,000)	400,000	—	—
Proceeds from securitization debt	—	763,895	—	763,895
Repayments of securitization debt	—	(1,405,599)	—	(1,405,599)
Borrowings of asset-backed commercial paper	—	200,417	—	200,417
Net decrease in credit facilities and unsecured commercial paper	—	(744,724)	—	(744,724)
Repayments of asset-backed commercial paper	—	(24,301)	—	(24,301)
Net change in restricted cash	—	41,647	—	41,647
Dividends paid	(141,681)	(225,000)	225,000	(141,681)
Purchase of common stock for treasury, net of issuances	(311,632)	—	—	(311,632)
Excess tax benefits from share based payments	13,065	—	—	13,065
Issuance of common stock under employee stock option plans	45,973	—	—	45,973
Net cash used by financing activities of continuing operations	(794,275)	(420,798)	225,000	(990,073)
Effect of exchange rate changes on cash and cash equivalents	(7,714)	(1,172)	—	(8,886)
Net decrease in cash and cash equivalents from continuing operations	$(215,614)	$(243,198)	$—	$(458,812)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$943,330	$583,620	$—	$1,526,950
Net decrease in cash and cash equivalents	(215,614)	(243,198)	—	(458,812)
Cash and cash equivalents – end of period	$727,716	$340,422	$—	$1,068,138

	Year Ended December 31, 2011
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities of continuing operations:
Net income	$558,807	$165,307	$(125,000)	$599,114
Gain from discontinued operations	51,036	—	—	51,036
Income from continuing operations	507,771	165,307	(125,000)	548,078
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	173,959	6,449	—	180,408
Amortization of deferred loan origination costs	—	78,695	—	78,695
Amortization of financing origination fees	473	10,317	—	10,790
Provision for employee long-term benefits	55,942	3,499	—	59,441
Contributions to pension and postretirement plans	(219,695)	—	—	(219,695)
Stock compensation expense	35,404	2,788	—	38,192
Net change in wholesale finance receivables	—	—	(2,335)	(2,335)
Provision for credit losses	—	17,031	—	17,031
Loss on debt extinguishment	—	9,608	—	9,608
Pension and postretirement healthcare plan curtailment and settlement expense	236	—	—	236
Deferred income taxes	71,555	16,318	—	87,873
Foreign currency adjustments	10,678	—	—	10,678
Other, net	(16,650)	843	—	(15,807)
Change in current assets and current liabilities:
Accounts receivable	60,403	—	(17,353)	43,050
Finance receivables – accrued interest and other	—	5,027	—	5,027
Inventories	(94,957)	—	—	(94,957)
Accounts payable and accrued liabilities	81,670	(25,989)	64,610	120,291
Restructuring reserves	8,072	—	—	8,072
Derivative instruments	(2,519)	31	—	(2,488)
Prepaid and other	1,154	49,524	(47,575)	3,103
Total adjustments	165,725	174,141	(2,653)	337,213
Net cash provided by operating activities of continuing operations	673,496	339,448	(127,653)	885,291
Cash flows from investing activities of continuing operations:
Capital expenditures	(179,988)	(9,047)	—	(189,035)
Origination of finance receivables	—	(6,056,242)	3,434,218	(2,622,024)
Collections of finance receivables	—	6,191,932	(3,431,883)	2,760,049
Purchases of marketable securities	(142,653)	—	—	(142,653)
Sales and redemptions of marketable securities	130,121	—	—	130,121
Net cash (used by) provided by investing activities of continuing operations	(192,520)	126,643	2,335	(63,542)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of medium-term notes	—	447,076	—	447,076
Repayment of medium-term notes	—	(59,211)	—	(59,211)
Proceeds from securitization debt	—	1,082,599	—	1,082,599
Repayments of securitization debt	—	(1,754,568)	—	(1,754,568)
Net increase in credit facilities and unsecured commercial paper	—	237,827	—	237,827
Repayments of asset-backed commercial paper	—	(483)	—	(483)
Net change in restricted cash	—	59,232	—	59,232
Dividends paid	(111,011)	(125,000)	125,000	(111,011)
Purchase of common stock for treasury, net of issuances	(224,548)	—	—	(224,548)
Excess tax benefits from share based payments	6,303	—	—	6,303
Issuance of common stock under employee stock option plans	7,840	—	—	7,840
Net cash used by financing activities of continuing operations	(321,416)	(112,528)	125,000	(308,944)
Effect of exchange rate changes on cash and cash equivalents of continuing operations	(8,021)	(85)	318	(7,788)
Net increase in cash and cash equivalents of continuing operations	151,539	353,478	—	505,017
Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	—	—
	—	—	—	—
Net increase in cash and cash equivalents	$151,539	$353,478	$—	$505,017
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$791,791	$230,142	$—	$1,021,933
Net increase in cash and cash equivalents	151,539	353,478	—	505,017
Cash and cash equivalents – end of period	$943,330	$583,620	$—	$1,526,950

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 31, 2013	April 1, 2012	June 30, 2013	July 1, 2012	Sep 29, 2013	Sep 30, 2012	Dec 31, 2013	Dec 31, 2012
Motorcycles:
Revenue	$1,414.2	$1,273.4	$1,631.5	$1,569.0	$1,180.3	$1,089.3	$1,032.3	$1,010.9
Operating income(a)	$276.8	$208.1	$357.7	$309.6	$175.5	$144.8	$60.7	$53.1
Financial Services:
Revenue	$157.0	$156.3	$162.8	$160.6	$163.4	$161.0	$158.3	$160.0
Operating income	$71.5	$67.4	$74.2	$82.0	$76.1	$72.4	$61.3	$63.0
Consolidated:
Income before taxes	$338.5	$265.9	$422.4	$382.1	$241.3	$207.1	$112.1	$106.4
Net income	$224.1	$172.0	$271.7	$247.3	$162.7	$134.0	$75.4	$70.6
Earnings per common share:
Basic	$1.00	$0.75	$1.22	$1.08	$0.73	$0.59	$0.34	$0.31
Diluted	$0.99	$0.74	$1.21	$1.07	$0.73	$0.59	$0.34	$0.31

(a)	Operating income for the Motorcycles segment includes restructuring expense (benefit) as discussed in Note 4 for the following periods (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 31, 2013	April 1, 2012	June 30, 2013	July 1, 2012	Sep 29, 2013	Sep 30, 2012	Dec 31, 2013	Dec 31, 2012
Restructuring expense (benefit)	$2.9	$11.5	$(5.3)	$6.2	$0.6	$0.9	$(0.4)	$1.6

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

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed on or about March 14, 2014 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our executive officers for SEC purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Independence of Directors” is incorporated by reference herein.
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
The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2013:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	3,391,223	$39.74	10,777,225
Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	—	$—	168,880
	—	$—	292,368
Total all plans	3,391,223		11,069,593
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
In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were most recently revised in September 2012. The Ownership Guidelines stipulate that all Directors hold 15,000 shares of Common Stock and senior executives hold from 15,000 to 200,000 shares of the common stock, or certain rights to acquire common stock, depending on their level. The Directors and senior executives have five years from the date they are elected a Director or promoted to a senior executive to accumulate the appropriate number of shares of common stock. Restricted stock, restricted stock units, shares held in 401(k) accounts, vested unexercised stock options and stock appreciation rights, and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
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

PART IV

Item 15.     Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:
Reference is made to the separate Index to Exhibits contained on pages 114 through 117 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Accounts receivable – allowance for doubtful accounts
Balance at beginning of period	$4,954	$4,952	$10,357
Provision charged to expense	245	424	1,408
Reserve adjustments	(136)	(401)	(6,633)
Write-offs, net of recoveries	(103)	(21)	(180)
Balance at end of period	$4,960	$4,954	$4,952
Finance receivables – allowance for credit losses
Balance at beginning of period	$107,667	$125,449	$173,589
Provision for credit losses	60,008	22,239	17,031
Charge-offs, net of recoveries	(56,982)	(40,021)	(65,171)
Balance, end of period	$110,693	$107,667	$125,449
Inventories – allowance for obsolescence(a)
Balance at beginning of period	$22,936	$23,204	$34,180
Provision charged to expense	5,254	9,489	4,885
Reserve adjustments	(1,281)	(696)	(466)
Write-offs, net of recoveries	(9,446)	(9,061)	(15,395)
Balance at end of period	$17,463	$22,936	$23,204
Deferred tax assets – valuation allowance
Balance at beginning of period	$16,314	$14,914	$27,048
Adjustments	5,504	1,400	(12,134)
Balance at end of period	$21,818	$16,314	$14,914

(a)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

HARLEY-DAVIDSON, INC.

By:	/S/ Keith E. Wandell
Keith E. Wandell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

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
3.2
Harley-Davidson, Inc. By-Laws, as amended through December 4, 2012 (incorporated herein by reference by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-9183))

4.1
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2
4-Year Credit Agreement, dated as of April 28, 2011, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2011 (File No. 1-9183))

4.3
Amendment No. 1, dated as of April 13, 2012, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent, to 4-Year Credit Agreement dated as of April 28, 2011 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

4.4
5-Year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

4.5
Amendment No. 1 5-year Credit Agreement, dated as of July 10, 2013, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, including an Amended and Restated Syndicated Canadian Addendum, in each case relating to the 5-year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September, 29, 2013 (File No. 1-9183))

4.6
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.7
Officers’ Certificate, dated March 4, 2011, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 3.875% Medium-Term Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.13
Officers’ Certificate, dated January 31, 2012, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.700% Medium-Term Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2012 (File No. 1-9183))

10.1*
Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2
2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.3*
Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.4*
Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.5*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended and restated effective April 24, 2010 (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.6*
Director Compensation Policy effective April 28, 2012 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

10.7*
Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.8*
Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.9*
Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 24, 2010 (File No. 1-9183))

10.10*
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
10.20*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.21*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.22*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.23*
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund and Wandell (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.24*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.25*
Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.26*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.27*
Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.28*
Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.29*
Form of Amended and Restated Severance Benefits Agreement as amended through April 25, 2008 between the Registrant and Mr. Richer (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-9183))

10.30*
Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Jones, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.31*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.32*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.33*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Wandell, Levatich, Olin, Jones and Hund and Mesdames Bischmann and Calaway (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-9183))

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
101
Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2013, filed on February 20, 2014 formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders' Equity; and (vi) the Notes to Consolidated Financial Statements.

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.