Form 10-Q
period 2014-03-30
HARLEY DAVIDSON INC
filed 2014-05-08
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 1, 2014: 218,365,592 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 30, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Revenue:
Motorcycles and Related Products	$1,571,688	$1,414,248
Financial Services	154,360	156,965
Total revenue	1,726,048	1,571,213
Costs and expenses:
Motorcycles and Related Products cost of goods sold	979,557	894,806
Financial Services interest expense	38,857	40,554
Financial Services provision for credit losses	20,331	13,110
Selling, administrative and engineering expense	276,421	271,499
Restructuring expense	—	2,938
Total costs and expenses	1,315,166	1,222,907
Operating income	410,882	348,306
Investment income	1,659	1,615
Interest expense	3,677	11,391
Income before provision for income taxes	408,864	338,530
Provision for income taxes	142,947	114,401
Net income	$265,917	$224,129
Earnings per common share:
Basic	$1.21	$1.00
Diluted	$1.21	$0.99
Cash dividends per common share	$0.275	$0.210
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Net Income	$265,917	$224,129
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,948	(10,570)
Derivative financial instruments	(227)	10,601
Marketable securities	(42)	(244)
Pension and postretirement benefit plans	6,068	10,239
Total other comprehensive income, net of tax	8,747	10,026
Comprehensive income	$274,664	$234,155
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 30, 2014	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$935,820	$1,066,612	$1,018,759
Marketable securities	92,940	99,009	135,246
Accounts receivable, net	324,979	261,065	259,673
Finance receivables, net	2,223,199	1,773,686	2,074,036
Inventories	449,044	424,507	416,050
Restricted cash	117,883	144,807	197,025
Deferred income taxes	89,070	103,625	107,828
Other current assets	127,536	115,492	124,362
Total current assets	4,360,471	3,988,803	4,332,979
Finance receivables, net	4,214,496	4,225,877	3,959,903
Property, plant and equipment, net	823,061	842,477	790,245
Prepaid pension costs	250,575	244,871	—
Goodwill	30,427	30,452	28,861
Deferred income taxes	3,023	3,339	156,319
Other long-term assets	47,738	69,221	66,814
	$9,729,791	$9,405,040	$9,335,121
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454,366	$239,794	$360,018
Accrued liabilities	566,755	427,335	464,317
Short-term debt	974,153	666,317	687,705
Current portion of long-term debt	848,840	1,176,140	715,143
Total current liabilities	2,844,114	2,509,586	2,227,183
Long-term debt	3,271,648	3,416,713	3,892,469
Pension liability	37,261	36,371	152,132
Postretirement healthcare liability	212,887	216,165	274,597
Deferred income taxes	35,973	49,499	—
Other long-term liabilities	168,073	167,220	131,692
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,435	3,432	3,423
Additional paid-in-capital	1,198,655	1,175,052	1,105,044
Retained earnings	8,058,119	7,852,729	7,483,248
Accumulated other comprehensive loss	(323,929)	(332,676)	(597,652)
Treasury stock, at cost	(5,776,445)	(5,689,051)	(5,337,015)
Total shareholders' equity	3,159,835	3,009,486	2,657,048
	$9,729,791	$9,405,040	$9,335,121

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 30, 2014	December 31, 2013	March 31, 2013
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$274,797	$352,899	$432,079
Other assets	$3,387	$4,149	$5,229
Non-current finance receivables, net	$922,060	$1,184,441	$1,402,541
Restricted cash	$105,536	$133,053	$185,657
Current portion of long-term debt	$309,250	$334,630	$375,835
Long-term debt	$787,383	$922,002	$892,737
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Net cash provided by (used by) operating activities (Note 3)	$203,586	$(108,489)
Cash flows from investing activities:
Capital expenditures	(25,881)	(22,261)
Origination of finance receivables	(757,965)	(622,373)
Collections on finance receivables	707,431	665,520
Sales and redemptions of marketable securities	6,001	—
Other	51	6,656
Net cash (used by) provided by investing activities	(70,363)	27,542
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—
Repayments of securitization debt	(159,938)	(178,923)
Net increase in credit facilities and unsecured commercial paper	307,803	392,564
Borrowings of asset-backed commercial paper	13,746	—
Repayments of asset-backed commercial paper	(16,981)	(17,063)
Net change in restricted cash	26,924	(9,017)
Dividends paid	(60,527)	(47,308)
Purchase of common stock for treasury	(87,690)	(126,411)
Excess tax benefits from share-based payments	4,763	14,468
Issuance of common stock under employee stock option plans	8,894	13,887
Net cash (used by) provided by financing activities	(266,006)	42,197
Effect of exchange rate changes on cash and cash equivalents	1,991	(10,629)
Net decrease in cash and cash equivalents	$(130,792)	$(49,379)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,066,612	$1,068,138
Net decrease in cash and cash equivalents	(130,792)	(49,379)
Cash and cash equivalents—end of period	$935,820	$1,018,759
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of March 30, 2014 and March 31, 2013, the condensed consolidated statements of operations for the three month periods then ended, the condensed consolidated statements of comprehensive income for the three month periods then ended and the condensed consolidated statements of cash flows for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services (Financial Services).
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, "Income Taxes", to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted ASU No. 2013-11 on January 1, 2014. There were no material presentation changes resulting from the adoption of ASU No. 2013-11.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	March 30, 2014	December 31, 2013	March 31, 2013
Available-for-sale: Corporate bonds	$92,940	$99,009	$135,246
Trading securities: Mutual funds	33,182	30,172	22,473
	$126,122	$129,181	$157,719
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2014 and 2013, the Company recognized gross unrealized losses of approximately $67,000 and $388,000, respectively, or $42,000 and $244,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 2 to 26 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 30, 2014	December 31, 2013	March 31, 2013
Components at the lower of FIFO cost or market
Raw materials and work in process	$141,381	$140,302	$121,481
Motorcycle finished goods	222,649	205,416	203,275
Parts and accessories and general merchandise	133,740	127,515	137,184
Inventory at lower of FIFO cost or market	497,770	473,233	461,940
Excess of FIFO over LIFO cost	(48,726)	(48,726)	(45,890)
	$449,044	$424,507	$416,050

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$265,917	$224,129
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	43,398	42,850
Amortization of deferred loan origination costs	22,101	19,753
Amortization of financing origination fees	2,085	2,204
Provision for employee long-term benefits	8,425	16,684
Contributions to pension and postretirement plans	(6,879)	(182,047)
Stock compensation expense	9,239	11,096
Net change in wholesale finance receivables related to sales	(439,422)	(336,927)
Provision for credit losses	20,331	13,110
Deferred income taxes	(474)	6,665
Foreign currency adjustments	(4,172)	9,846
Other, net	3,055	(8,470)
Changes in current assets and liabilities:
Accounts receivable, net	(61,217)	(36,165)
Finance receivables—accrued interest and other	793	1,246
Inventories	(20,317)	(28,613)
Accounts payable and accrued liabilities	356,430	79,861
Restructuring reserves	—	(12,388)
Derivative instruments	1,222	(342)
Other	3,071	69,019
Total adjustments	(62,331)	(332,618)
Net cash provided by (used by) operating activities	$203,586	$(108,489)

4. Restructuring Expense
In 2013, the Company completed the activities related to its 2009, 2010, and 2011 Restructuring Plans.
2011 Restructuring Plans
In December 2011, the Company made a decision to cease operations at New Castalloy, its Australian subsidiary and producer of cast motorcycle wheels and wheel hubs, and source those components through other existing suppliers by the end of 2013 (2011 New Castalloy Restructuring Plan). Under this plan, the Company successfully transitioned a significant amount of wheel production to other existing suppliers. However, during the second quarter of 2013, the Company made a decision to retain limited operations at New Castalloy focused on the production of certain complex, high-finish wheels in a cost-effective and competitive manner. At that time, the Company also entered into a new agreement with the unionized labor force at New Castalloy.
In connection with the modified 2011 New Castalloy Restructuring Plan, the New Castalloy workforce was reduced by approximately 100 employees, leaving approximately 100 remaining employees to support the ongoing operations. The original plan would have resulted in a workforce reduction of approximately 200 employees.
Under the modified 2011 New Castalloy Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation and other related costs. On a cumulative basis, the Company incurred $22.1 million of restructuring expense under the modified 2011 New Castalloy Restructuring Plan, of which approximately 35% was non-

cash. This includes a benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above.
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
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company incurred $6.0 million of restructuring expense under the 2011 Kansas City Restructuring Plan, of which approximately 10% was non-cash.

The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and modified 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities as of March 31, 2013 (in thousands):

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
2010 Restructuring Plan
In September 2010, the Company’s unionized employees in Wisconsin ratified three separate new seven-year labor agreements which took effect in April 2012 when the prior contracts expired. The new contracts are similar to the labor agreement ratified at the Company's York, Pennsylvania production facility in December 2009 and allow for similar flexibility and increased production efficiency and the addition of a flexible workforce component.
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
Under the 2010 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company incurred $59.2 million of restructuring expense under the 2010 Restructuring Plan, of which approximately 45% was non-cash.

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities as of March 31, 2013 (in thousands):

Three months ended
March 31, 2013
Employee Severance and Termination Costs
Balance, beginning of period	$10,156
Restructuring expense	—
Utilized—cash	(9,607)
Balance, end of period	$549
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
Under the 2009 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation on the long-lived assets that were exited as part of the 2009 Restructuring Plan and other related costs. On a cumulative basis, the Company incurred $393.8 million of restructuring and impairment expense under the 2009 Restructuring Plan, of which approximately 30% was non-cash.

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities as of March 31, 2013 (in thousands):

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

Finance receivables, net, consisted of the following (in thousands):

	March 30, 2014	December 31, 2013	March 31, 2013
Retail	$5,254,133	$5,265,044	$4,981,488
Wholesale	1,298,091	845,212	1,159,243
	6,552,224	6,110,256	6,140,731
Allowance for credit losses	(114,529)	(110,693)	(106,792)
	$6,437,695	$5,999,563	$6,033,939
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 30, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	17,208	3,123	20,331
Charge-offs	(27,343)	—	(27,343)
Recoveries	10,848	—	10,848
Balance, end of period	$106,776	$7,753	$114,529
	Three months ended March 31, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	11,085	2,025	13,110
Charge-offs	(25,243)	—	(25,243)
Recoveries	11,258	—	11,258
Balance, end of period	$98,542	$8,250	$106,792
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	March 30, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,776	7,753	114,529
Total allowance for credit losses	$106,776	$7,753	$114,529
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,254,133	1,298,091	6,552,224
Total finance receivables	$5,254,133	$1,298,091	$6,552,224
	December 31, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,063	4,630	110,693
Total allowance for credit losses	$106,063	$4,630	$110,693
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,265,044	845,212	6,110,256
Total finance receivables	$5,265,044	$845,212	$6,110,256
	March 31, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	98,542	8,250	106,792
Total allowance for credit losses	$98,542	$8,250	$106,792
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	4,981,488	1,159,243	6,140,731
Total finance receivables	$4,981,488	$1,159,243	$6,140,731

There were no wholesale finance receivables at March 30, 2014, December 31, 2013, or March 31, 2013 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 30, 2014, December 31, 2013 and March 31, 2013, all retail finance receivables were accounted for as interest-earning receivables, of which $17.0 million, $24.6 million and $20.3 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at March 30, 2014, December 31, 2013 or March 31, 2013. At March 30, 2014, December 31, 2013 and March 31, 2013, $0.1 million, $0.2 million, and $0.8 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	March 30, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,134,053	$80,344	$22,767	$16,969	$120,080	$5,254,133
Wholesale	1,297,761	144	96	90	330	1,298,091
Total	$6,431,814	$80,488	$22,863	$17,059	$120,410	$6,552,224
	December 31, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,094,615	$109,806	$36,029	$24,594	$170,429	$5,265,044
Wholesale	844,033	791	181	207	1,179	845,212
Total	$5,938,648	$110,597	$36,210	$24,801	$171,608	$6,110,256
	March 31, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$4,855,128	$83,265	$22,837	$20,258	$126,360	$4,981,488
Wholesale	1,157,596	535	310	802	1,647	1,159,243
Total	$6,012,724	$83,800	$23,147	$21,060	$128,007	$6,140,731
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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	March 30, 2014	December 31, 2013	March 31, 2013
Prime	$4,128,996	$4,141,559	$3,942,294
Sub-prime	1,125,137	1,123,485	1,039,194
Total	$5,254,133	$5,265,044	$4,981,488
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	March 30, 2014	December 31, 2013	March 31, 2013
Doubtful	$5,508	$—	$4,843
Substandard	3,888	8,383	10,441
Special Mention	10,950	2,076	11,125
Medium Risk	11,103	5,205	7,804
Low Risk	1,266,642	829,548	1,125,030
Total	$1,298,091	$845,212	$1,159,243
6. Asset-Backed Financing

HDFS participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. HDFS treats these transactions as secured borrowing because either they are transferred to consolidated variable interest entities (VIEs) or HDFS maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing" (ASC Topic 860). In HDFS' asset-backed financing programs, HDFS transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt.

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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	March 30, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,221,855	$(24,998)	$105,536	$3,083	$1,305,476	$1,096,633
Asset-backed U.S. commercial paper conduit facility	—	—	—	304	304	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	200,147	(3,257)	12,347	238	209,475	164,704
Total On-balance sheet assets and liabilities	$1,422,002	$(28,255)	$117,883	$3,625	$1,515,255	$1,261,337

	December 31, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,569,118	$(31,778)	$133,053	$3,720	$1,674,113	$1,256,632
Asset-backed U.S. commercial paper conduit facility	—	—	—	429	429	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,092	(3,361)	11,754	589	213,074	174,241
Total On-balance sheet assets and liabilities	$1,773,210	$(35,139)	$144,807	$4,738	$1,887,616	$1,430,873

	March 31, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,871,419	$(36,799)	$185,657	$4,935	$2,025,212	$1,268,572
Asset-backed U.S. commercial paper conduit facility	—	—	—	294	294	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	174,420	(2,923)	11,368	167	183,032	154,596
Total On-balance sheet assets and liabilities	$2,045,839	$(39,722)	$197,025	$5,396	$2,208,538	$1,423,168
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

During 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. The unaccreted premium associated with the issuance of these secured notes was $0.4 million and $1.0 million at March 30, 2014 and March 31, 2013, respectively.
There were no term asset-backed securitization transactions during the three months ended March 30, 2014 or March 31, 2013.
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
The SPE had no borrowings outstanding under the U.S. Conduit at March 30, 2014, December 31, 2013 or March 31, 2013; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
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
As HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $44.8 million at March 30, 2014. The maximum exposure is not an indication of the Company's expected loss exposure.
During the first quarter of 2014, HDFS transferred $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $13.8 million. HDFS did not transfer any Canadian retail motorcycle finance receivables during the first quarter of 2013.
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 30, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$602,421	$359,438	$242,983	$—
Marketable securities	126,122	33,182	92,940	—
Derivatives	105	—	105	—
	$728,648	$392,620	$336,028	$—
Liabilities:
Derivatives	$3,681	$—	$3,681	$—
	December 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$836,387	$516,173	$320,214	$—
Marketable securities	129,181	30,172	99,009	—
Derivatives	1,932	—	1,932	—
	$967,500	$546,345	$421,155	$—
Liabilities:
Derivatives	$3,925	$—	$3,925	$—
	March 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$790,252	$584,249	$206,003	$—
Marketable securities	157,719	22,473	135,246	—
Derivatives	11,737	—	11,737	—
	$959,708	$606,722	$352,986	$—
Liabilities:
Derivatives	$2,165	$—	$2,165	$—

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency contracts and interest rate swaps (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	March 30, 2014		December 31, 2013		March 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$935,820	$935,820	$1,066,612	$1,066,612	$1,018,759	$1,018,759
Marketable securities	$126,122	$126,122	$129,181	$129,181	$157,719	$157,719
Accounts receivable, net	$324,979	$324,979	$261,065	$261,065	$259,673	$259,673
Derivatives	$105	$105	$1,932	$1,932	$11,737	$11,737
Finance receivables, net	$6,531,145	$6,437,695	$6,086,441	$5,999,563	$6,108,934	$6,033,939
Restricted cash	$117,883	$117,883	$144,807	$144,807	$197,025	$197,025
Liabilities:
Accounts payable	$454,366	$454,366	$239,794	$239,794	$360,018	$360,018
Derivatives	$3,681	$3,681	$3,925	$3,925	$2,165	$2,165
Unsecured commercial paper	$974,153	$974,153	$666,317	$666,317	$687,705	$687,705
Asset-backed Canadian commercial paper conduit facility	$164,704	$164,704	$174,241	$174,241	$154,596	$154,596
Medium-term notes	$3,060,408	$2,859,151	$3,087,852	$2,858,980	$3,169,807	$2,881,444
Senior unsecured notes	$—	$—	$305,958	$303,000	$337,600	$303,000
Term asset-backed securitization debt	$1,099,596	$1,096,633	$1,259,314	$1,256,632	$1,276,046	$1,268,572
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
Marketable Securities – The carrying value of marketable securities in the financial statements is based on fair value. The fair value of marketable securities is determined primarily based on quoted prices for identical instruments or on quoted market prices of similar financial assets. Fair value is based on Level 1 or Level 2 inputs.
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
The Company’s earnings are affected by changes in interest rates. HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The swaps expired during the second quarter of 2013, and as of March 30, 2014, HDFS had no interest rate swaps outstanding. The fair value of HDFS’s interest rate swaps at March 31, 2013 was determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 30, 2014			December 31, 2013			March 31, 2013
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$269,342	$5	$3,589	$299,550	$1,672	$3,842	$449,078	$11,528	$944
Commodity contracts(c)	1,167	94	—	1,286	76	—	969	97	—
Interest rate swaps(c)	—	—	—	—	—	—	33,200	—	97
Total	$270,509	$99	$3,589	$300,836	$1,748	$3,842	$483,247	$11,625	$1,041
	March 30, 2014			December 31, 2013			March 31, 2013
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$9,348	$6	$92	$9,855	$184	$83	$15,390	$112	$1,124
	$9,348	$6	$92	$9,855	$184	$83	$15,390	$112	$1,124

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three Months Ended
Cash Flow Hedges	March 30, 2014	March 31, 2013
Foreign currency contracts	$(1,438)	$15,720
Commodity contracts	215	159
Interest rate swaps	—	(2)
Total	$(1,223)	$15,877

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three Months Ended		Expected to be Reclassified
Cash Flow Hedges	March 30, 2014	March 31, 2013	Over the Next Twelve Months
Foreign currency contracts(a)	$(1,058)	$(740)	$(3,124)
Commodity contracts(a)	196	47	94
Interest rate swaps(b)	—	(263)	—
Total	$(862)	$(956)	$(3,030)

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCL to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three Months Ended
Derivatives Not Designated As Hedges	March 30, 2014	March 31, 2013
Commodity contracts(a)	$(328)	$(630)
Total	$(328)	$(630)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.

For the three months ended March 30, 2014 and March 31, 2013, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
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
10. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended March 30, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive income (loss) before reclassifications	1,755	(67)	(1,223)	—	465
Income tax	1,193	25	453	—	1,671
Net other comprehensive income (loss) before reclassifications	2,948	(42)	(770)	—	2,136
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	1,058	—	1,058
Realized (gains) losses - commodities contracts(a)	—	—	(196)	—	(196)
Prior service credits(c)	—	—	—	(684)	(684)
Actuarial losses(c)	—	—	—	10,322	10,322
Total before tax	—	—	862	9,638	10,500
Income tax benefit	—	—	(319)	(3,570)	(3,889)
Net reclassifications	—	—	543	6,068	6,611
Other comprehensive income (loss)	2,948	(42)	(227)	6,068	8,747
Ending Balance	$36,274	$(318)	$(1,907)	$(357,978)	$(323,929)

	Three months ended March 31, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive (loss) income before reclassifications	(11,472)	(388)	15,877	—	4,017
Income tax	902	144	(5,881)	—	(4,835)
Net other comprehensive (loss) income before reclassifications	(10,570)	(244)	9,996	—	(818)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	740	—	740
Realized (gains) losses - commodities contracts(a)	—	—	(47)	—	(47)
Realized (gains) losses - interest rate swaps(b)	—	—	263	—	263
Prior service credits(c)	—	—	—	(527)	(527)
Actuarial losses(c)	—	—	—	16,790	16,790
Total before tax	—	—	956	16,263	17,219
Income tax benefit	—	—	(351)	(6,024)	(6,375)
Net reclassifications	—	—	605	10,239	10,844
Other comprehensive (loss) income	(10,570)	(244)	10,601	10,239	10,026
Ending Balance	$40,765	$433	$6,764	$(645,614)	$(597,652)

(a)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(b)	Amounts reclassified to net income are presented in financial services interest expense.

(c)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
11. Income Taxes
The Company’s 2014 income tax rate for the three months ended March 30, 2014 was 35.0% compared to 33.8% for the same period last year. The Company's 2014 first quarter effective tax rate does not include benefits from U.S. Federal Research and Development tax credits due to the expiration of law. The 2013 effective tax rate included U.S. Federal Research and Development tax credits for the years 2012 and 2013 due to the timing of the enactment of the American Taxpayer Relief Act.
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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Balance, beginning of period	$64,120	$60,263
Warranties issued during the period	17,362	15,120
Settlements made during the period	(11,573)	(11,638)
Recalls and changes to pre-existing warranty liabilities	(573)	3,964
Balance, end of period	$69,336	$67,709
The liability for safety recall campaigns was $3.3 million, $4.0 million and $4.1 million as of March 30, 2014, December 31, 2013 and March 31, 2013, respectively.

13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 30, 2014	March 31, 2013
Numerator:
Net income used in computing basic and diluted earnings per share	$265,917	$224,129
Denominator:
Denominator for basic earnings per share - weighted-average common shares	218,986	224,429
Effect of dilutive securities - employee stock compensation plan	1,507	1,719
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	220,493	226,148
Earnings per common share:
Basic	$1.21	$1.00
Diluted	$1.21	$0.99
Outstanding options to purchase 0.6 million and 1.4 million shares of common stock for the three months ended March 30, 2014 and March 31, 2013, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ending March 30, 2014 and March 31, 2013, respectively.

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

	Three months ended
	March 30, 2014	March 31, 2013
Pension and SERPA Benefits
Service cost	$7,874	$8,997
Interest cost	21,731	19,812
Expected return on plan assets	(34,184)	(31,832)
Amortization of unrecognized:
Prior service cost	279	437
Net loss	9,140	14,652
Net periodic benefit cost	$4,840	$12,066
Postretirement Healthcare Benefits
Service cost	$1,754	$1,965
Interest cost	4,220	3,900
Expected return on plan assets	(2,607)	(2,384)
Amortization of unrecognized:
Prior service credit	(963)	(964)
Net loss	1,182	2,138
Net periodic benefit cost	$3,586	$4,655
During the first three months of 2013, the Company voluntarily contributed $175 million in cash to further fund its pension plans. No pension contributions to qualified plans are required in 2014. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Motorcycles net revenue	$1,571,688	$1,414,248
Gross profit	592,131	519,442
Selling, administrative and engineering expense	244,439	239,743
Restructuring expense	—	2,938
Operating income from Motorcycles	347,692	276,761
Financial Services revenue	154,360	156,965
Financial Services expense	91,170	85,420
Operating income from Financial Services	63,190	71,545
Operating income	$410,882	$348,306

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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek, if any.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS). In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy, and amended the Agreement in 2013 to address ordnance and explosive waste. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.

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

	Three months ended March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,573,967	$—	$(2,279)	$1,571,688
Financial Services	—	154,686	(326)	154,360
Total revenue	1,573,967	154,686	(2,605)	1,726,048
Costs and expenses:
Motorcycles and Related Products cost of goods sold	979,557	—	—	979,557
Financial Services interest expense	—	38,857	—	38,857
Financial Services provision for credit losses	—	20,331	—	20,331
Selling, administrative and engineering expense	244,765	34,261	(2,605)	276,421
Total costs and expenses	1,224,322	93,449	(2,605)	1,315,166
Operating income	349,645	61,237	—	410,882
Investment income	121,659	—	(120,000)	1,659
Interest expense	3,677	—	—	3,677
Income before provision for income taxes	467,627	61,237	(120,000)	408,864
Provision for income taxes	120,573	22,374	—	142,947
Net income	$347,054	$38,863	$(120,000)	$265,917

	Three months ended March 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,416,809	$—	$(2,561)	$1,414,248
Financial Services	—	157,297	(332)	156,965
Total revenue	1,416,809	157,297	(2,893)	1,571,213
Costs and expenses:
Motorcycles and Related Products cost of goods sold	894,806	—	—	894,806
Financial Services interest expense	—	40,554	—	40,554
Financial Services provision for credit losses	—	13,110	—	13,110
Selling, administrative and engineering expense	240,076	34,316	(2,893)	271,499
Restructuring expense	2,938	—	—	2,938
Total costs and expenses	1,137,820	87,980	(2,893)	1,222,907
Operating income	278,989	69,317	—	348,306
Investment income	186,615	—	(185,000)	1,615
Interest expense	11,391	—	—	11,391
Income before provision for income taxes	454,213	69,317	(185,000)	338,530
Provision for income taxes	89,286	25,115	—	114,401
Net income	$364,927	$44,202	$(185,000)	$224,129

	March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$548,292	$387,528	$—	$935,820
Marketable securities	92,940	—	—	92,940
Accounts receivable, net	1,240,820	—	(915,841)	324,979
Finance receivables, net	—	2,223,199	—	2,223,199
Inventories	449,044	—	—	449,044
Restricted cash	—	117,883	—	117,883
Deferred income taxes	51,459	37,611	—	89,070
Other current assets	95,535	32,001	—	127,536
Total current assets	2,478,090	2,798,222	(915,841)	4,360,471
Finance receivables, net	—	4,214,496	—	4,214,496
Property, plant and equipment, net	789,194	33,867	—	823,061
Prepaid pension costs	250,575	—	—	250,575
Goodwill	30,427	—	—	30,427
Deferred income taxes	3,023	—	—	3,023
Other long-term assets	110,763	12,743	(75,768)	47,738
	$3,662,072	$7,059,328	$(991,609)	$9,729,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,780	$992,427	$(915,841)	$454,366
Accrued liabilities	466,685	101,807	(1,737)	566,755
Short-term debt	—	974,153	—	974,153
Current portion of long-term debt	—	848,840	—	848,840
Total current liabilities	844,465	2,917,227	(917,578)	2,844,114
Long-term debt	—	3,271,648	—	3,271,648
Pension liability	37,261	—	—	37,261
Postretirement healthcare benefits	212,887	—	—	212,887
Deferred income taxes	31,864	2,372	1,737	35,973
Other long-term liabilities	146,641	21,432	—	168,073
Shareholders’ equity	2,388,954	846,649	(75,768)	3,159,835
	$3,662,072	$7,059,328	$(991,609)	$9,729,791

	December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$718,912	$347,700	$—	$1,066,612
Marketable securities	99,009	—	—	99,009
Accounts receivable, net	850,248	—	(589,183)	261,065
Finance receivables, net	—	1,773,686	—	1,773,686
Inventories	424,507	—	—	424,507
Restricted cash	—	144,807	—	144,807
Deferred income taxes	70,557	33,068	—	103,625
Other current assets	82,717	34,573	(1,798)	115,492
Total current assets	2,245,950	2,333,834	(590,981)	3,988,803
Finance receivables, net	—	4,225,877	—	4,225,877
Property, plant and equipment, net	808,005	34,472	—	842,477
Prepaid pension costs	244,871	—	—	244,871
Goodwill	30,452	—	—	30,452
Deferred income taxes	3,339	—	—	3,339
Other long-term assets	126,940	17,360	(75,079)	69,221
	$3,459,557	$6,611,543	$(666,060)	$9,405,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,786	$625,191	$(589,183)	$239,794
Accrued liabilities	353,618	77,774	(4,057)	427,335
Short-term debt	—	666,317	—	666,317
Current portion of long-term debt	303,000	873,140	—	1,176,140
Total current liabilities	860,404	2,242,422	(593,240)	2,509,586
Long-term debt	—	3,416,713	—	3,416,713
Pension liability	36,371	—	—	36,371
Postretirement healthcare benefits	216,165	—	—	216,165
Deferred income taxes	44,584	2,656	2,259	49,499
Other long-term liabilities	146,686	20,534	—	167,220
Shareholders’ equity	2,155,347	929,218	(75,079)	3,009,486
	$3,459,557	$6,611,543	$(666,060)	$9,405,040

	March 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$672,977	$345,782	$—	$1,018,759
Marketable securities	135,246	—	—	135,246
Accounts receivable, net	966,688	—	(707,015)	259,673
Finance receivables, net	—	2,074,036	—	2,074,036
Inventories	416,050	—	—	416,050
Restricted cash	—	197,025	—	197,025
Other current assets	174,125	58,065	—	232,190
Total current assets	2,365,086	2,674,908	(707,015)	4,332,979
Finance receivables, net	—	3,959,903	—	3,959,903
Property, plant and equipment, net	758,333	31,912	—	790,245
Goodwill	28,861	—	—	28,861
Other long-term assets	282,675	16,703	(76,245)	223,133
	$3,434,955	$6,683,426	$(783,260)	$9,335,121
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,162	$775,871	$(707,015)	$360,018
Accrued liabilities	369,127	98,467	(3,277)	464,317
Short-term debt	—	687,705	—	687,705
Current portion of long-term debt	303,000	412,143	—	715,143
Total current liabilities	963,289	1,974,186	(710,292)	2,227,183
Long-term debt	—	3,892,469	—	3,892,469
Pension liability	152,132	—	—	152,132
Postretirement healthcare liability	274,597	—	—	274,597
Other long-term liabilities	114,536	17,156	—	131,692
Shareholders’ equity	1,930,401	799,615	(72,968)	2,657,048
	$3,434,955	$6,683,426	$(783,260)	$9,335,121

	Three months ended March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net Income	$347,054	$38,863	$(120,000)	$265,917
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,603	1,795	—	43,398
Amortization of deferred loan origination costs	—	22,101		22,101
Amortization of financing origination fees	59	2,026	—	2,085
Provision for employee long-term benefits	8,425	—	—	8,425
Contributions to pension and postretirement plans	(6,879)	—	—	(6,879)
Stock compensation expense	8,550	689	—	9,239
Net change in wholesale finance receivables related to sales	—	—	(439,422)	(439,422)
Provision for credit losses	—	20,331	—	20,331
Deferred income taxes	3,159	(3,633)	—	(474)
Foreign currency adjustments	(4,172)	—	—	(4,172)
Other, net	(496)	3,551	—	3,055
Change in current assets and current liabilities:
Accounts receivable	(387,875)	—	326,658	(61,217)
Finance receivables—accrued interest and other	—	793	—	793
Inventories	(20,317)	—	—	(20,317)
Accounts payable and accrued liabilities	290,208	392,880	(326,658)	356,430
Derivative instruments	1,222	—	—	1,222
Other	1,770	1,301	—	3,071
Total adjustments	(64,743)	441,834	(439,422)	(62,331)
Net cash provided by operating activities	282,311	480,697	(559,422)	203,586

	Three months ended March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(24,691)	(1,190)	—	(25,881)
Origination of finance receivables	—	(1,992,601)	1,234,636	(757,965)
Collections of finance receivables	—	1,502,645	(795,214)	707,431
Sales and redemptions of marketable securities	6,001	—	—	6,001
Other	51	—	—	51
Net cash used by investing activities	(18,639)	(491,146)	439,422	(70,363)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Repayments of securitization debt	—	(159,938)	—	(159,938)
Net increase in credit facilities and unsecured commercial paper	—	307,803	—	307,803
Borrowings of asset-backed commercial paper	—	13,746	—	13,746
Repayments of asset-backed commercial paper	—	(16,981)	—	(16,981)
Net change in restricted cash	—	26,924	—	26,924
Dividends paid	(60,527)	(120,000)	120,000	(60,527)
Purchase of common stock for treasury	(87,690)	—	—	(87,690)
Excess tax benefits from share-based payments	4,763	—	—	4,763
Issuance of common stock under employee stock option plans	8,894	—	—	8,894
Net cash (used by) provided by financing activities	(437,560)	51,554	120,000	(266,006)
Effect of exchange rate changes on cash and cash equivalents	3,268	(1,277)	—	1,991
Net (decrease) increase in cash and cash equivalents	$(170,620)	$39,828	$—	$(130,792)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net (decrease) increase in cash and cash equivalents	(170,620)	39,828	—	(130,792)
Cash and cash equivalents—end of period	$548,292	$387,528	$—	$935,820

	Three months ended March 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$364,927	$44,202	$(185,000)	$224,129
Adjustments to reconcile net income to cash provided by (used by) operating activities:
Depreciation	41,484	1,366	—	42,850
Amortization of deferred loan origination costs	—	19,753	—	19,753
Amortization of financing origination fees	118	2,086	—	2,204
Provision for employee long-term benefits	16,684	—	—	16,684
Contributions to pension and postretirement plans	(182,047)	—	—	(182,047)
Stock compensation expense	10,330	766	—	11,096
Net change in wholesale finance receivables related to sales	—	—	(336,927)	(336,927)
Provision for credit losses	—	13,110	—	13,110
Deferred income taxes	5,626	1,039	—	6,665
Foreign currency adjustments	9,846	—	—	9,846
Other, net	(7,385)	(1,085)	—	(8,470)
Change in current assets and current liabilities:
Accounts receivable	(291,616)	—	255,451	(36,165)
Finance receivables—accrued interest and other	—	1,246	—	1,246
Inventories	(28,613)	—	—	(28,613)
Accounts payable and accrued liabilities	21,476	313,836	(255,451)	79,861
Restructuring reserves	(12,388)	—	—	(12,388)
Derivative instruments	(328)	(14)	—	(342)
Other	66,976	2,043	—	69,019
Total adjustments	(349,837)	354,146	(336,927)	(332,618)
Net cash provided by (used by) operating activities	15,090	398,348	(521,927)	(108,489)
Cash flows from investing activities:
Capital expenditures	(21,379)	(882)	—	(22,261)
Origination of finance receivables	—	(1,744,023)	1,121,650	(622,373)
Collections of finance receivables	—	1,450,243	(784,723)	665,520
Other	6,656	—	—	6,656
Net cash (used by) provided by investing activities	(14,723)	(294,662)	336,927	27,542
Cash flows from financing activities:
Loan to HDFS	100,000	(100,000)	—	—
Repayments of securitization debt	—	(178,923)	—	(178,923)
Repayments of asset-backed commercial paper	—	(17,063)	—	(17,063)
Net increase in credit facilities and unsecured commercial paper	—	392,564	—	392,564
Net change in restricted cash	—	(9,017)	—	(9,017)
Dividends paid	(47,308)	(185,000)	185,000	(47,308)
Purchase of common stock for treasury	(126,411)	—	—	(126,411)
Excess tax benefits from share-based payments	14,468	—	—	14,468
Issuance of common stock under employee stock option plans	13,887	—	—	13,887
Net cash (used by) provided by financing activities	(45,364)	(97,439)	185,000	42,197
Effect of exchange rate changes on cash and cash equivalents	(9,742)	(887)	—	(10,629)
Net (decrease) increase in cash and cash equivalents	$(54,739)	$5,360	$—	$(49,379)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(54,739)	5,360	—	(49,379)
Cash and cash equivalents—end of period	$672,977	$345,782	$—	$1,018,759

18. Subsequent Events
On April 16, 2014, HDFS issued $850.0 million of secured notes through a term asset-backed securitization transaction at a weighted average interest rate of 0.93%.
On April 7, 2014, the Company, along with HDFS, entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). HDMC produces heavyweight cruiser and touring motorcycles. HDMC currently manufactures six platforms of motorcycles: Touring, Dyna®, Softail®, Sportster®, V-Rod®, and Street. HDFS provides wholesale and retail financing and insurance programs primarily to Harley-Davidson dealers and customers.
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
Overview
The Company’s net income was $265.9 million, or $1.21 per diluted share, for the first quarter of 2014 compared to $224.1 million, or $0.99 per diluted share, in the first quarter of 2013. Operating income from Motorcycles increased $70.9 million or 25.6% compared to last year’s first quarter driven by an 11.1% increase in revenue behind a 7.3% increase in wholesale shipments of Harley-Davidson motorcycles. Motorcycles segment operating income also benefited from a higher gross margin percent, partially offset by higher year-over-year selling, general and administrative and engineering expenses. Operating income from Financial Services in the first quarter of 2014 was $63.2 million, down 11.7% compared to $71.5 million in the year-ago quarter. The decrease in 2014 operating income was primarily driven by a higher provision for credit losses.
During the first quarter of 2014, worldwide independent dealer retail sales of new Harley-Davidson motorcycles increased 5.8% compared to the same period in 2013 driven by increases in both the U.S. and International markets. First quarter worldwide retail sales were below the Company's expectations, driven by very difficult weather conditions in portions of the U.S., which the Company believes will result primarily in a shift of retail sales from the first quarter to the second quarter of 2014(1).

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of the filing of this report (May 8, 2014), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On April 22, 2014, the Company provided the following information concerning its expectations for the remainder of 2014.
The Company reaffirmed its expectation to ship 279,000 to 284,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2014, an increase of 7.1% to 9.0% over 2013. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 92,000 to 97,000 motorcycles in the second quarter of 2014, an increase of 8.7% to 14.6% over the second quarter of 2013. The Company believes the underlying demand fundamentals for Harley-Davidson motorcycles are strong and expects that motorcycle growth in 2014 will be driven by:

•	The strong appeal of the Harley-Davidson brand

•	Its model-year 2014 and 2015 motorcycles

•	The introduction of the new Street motorcycles, which represent 7,000 to 10,000 units of the 2014 unit shipment estimate

•	Continuing outreach momentum in the United States

•	International expansion
The Company continues to expect 2014 operating margin percent for the Motorcycles segment to be between 17.5% and 18.5% compared to 16.6% in 2013. The Company believes operating margin percent improvement will be driven by a modest increase in gross margin, as well as lower selling, administrative and engineering expenses as a percent of revenue. The Company expects selling, administrative and engineering expenses to grow in 2014 as it continues to invest in future growth opportunities, but will decrease as a percent of revenue as the Company leverages its current spending.
The Company continues to expect operating income for the Financial Services segment to be down modestly in 2014 as compared to 2013. Going forward, the Company continues to expect pressure on Financial Services operating income as a result of modestly higher credit losses and tightening net interest margins due to increasing competition and higher year-over-year borrowing costs.
The Company continues to estimate capital expenditure for 2014 to be between $215 million and $235 million. The Company anticipates it will have the ability to fund all capital expenditures in 2014 with cash flows generated by operations.
The Company continues to expect the full year 2014 effective income tax rate to be approximately 35.5%. This guidance excludes the effect of any potential future adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Results of Operations for the Three Months Ended March 30, 2014
Compared to the Three Months Ended March 31, 2013
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 30, 2014	March 31, 2013	Increase (Decrease)	% Change
Operating income from motorcycles & related products	$347,692	$276,761	$70,931	25.6%
Operating income from financial services	63,190	71,545	(8,355)	(11.7)
Operating income	410,882	348,306	62,576	18.0
Investment income	1,659	1,615	44	2.7
Interest expense	3,677	11,391	(7,714)	(67.7)
Income before income taxes	408,864	338,530	70,334	20.8
Provision for income taxes	142,947	114,401	28,546	25.0
Net income	$265,917	$224,129	$41,788	18.6%
Diluted earnings per share	$1.21	$0.99	$0.22	22.2%
Consolidated operating income was up 18.0% in the first three months of 2014 led by an increase in operating income from the Motorcycles segment which improved by $70.9 million, or 25.6%, compared to the first three months of 2013. Operating income for the Financial Services segment declined in the first three months of 2014 compared to the first three months of 2013. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the first three months of 2014 compared to the first three months of 2013 due to the retirement of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for the first three months of 2014 was 35.0% compared to 33.8% for the first three months of 2013. The Company's 2014 effective tax rate does not include benefit from U.S. Federal Research and Development tax credits due to the expiration of the law. Comparatively, the 2013 effective tax rate included the benefit of U.S. Federal Research and Development tax credits for the years 2012 and 2013 due to the timing of the enactment of the American Taxpayer Relief Act.
Diluted earnings per share was $1.21 in the first three months of 2014, up 22.2% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 18.6% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 226.1 million in the first three months of 2013 to 220.5 million in the first three months of 2014, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 5.8% during the first three months of 2014 compared to the first three months of 2013. Retail sales of Harley-Davidson motorcycles increased 3.0% in the United States and increased 10.9% internationally in the first three months of 2014.
As anticipated, the Company believes the absence of its popular Road Glide models from the 2014 model year continued to adversely impact year-over-year U.S. retail sales results. Retail sales of Road Glide models represented approximately 10% of the U.S. retail sales in the first quarter of 2013. The Company also believes that extremely difficult weather conditions across the eastern two-thirds of the U.S. negatively impacted first quarter U.S. retail sales. The Company believes the underlying demand for model-year 2014 Harley-Davidson motorcycles, in particular, demand for Project Rushmore touring motorcycles is strong(1).
First quarter 2014 retail sales in EMEA were up 8.2% compared to the first quarter of 2013, driven by growth across most of the European countries. The increase was aided by favorable year-over-year weather comparisons across most of Europe. Emerging markets within the EMEA region continued to grow, reflecting the Company's investment in its distribution network.
In the Asia-Pacific region, retail sales increased 20.5% compared to the same period last year driven by strong growth in Japan. The Company believes a Japanese consumption tax increase that went into effect on April 1, 2014, resulted in additional first-quarter retail sales that would have otherwise occurred in the second quarter. Emerging markets within the Asia-Pacific region also contributed to the region's retail sales growth.
Latin America region retail sales in the first quarter of 2014 were up 8.9% compared to the first quarter of 2013 as a result of growth in both Brazil and Mexico. Retail sales in Canada were down 2.4% in the first quarter of 2014 compared to the same period last year. The Company believes the decrease was due to the unusually difficult weather conditions in the market.
On an industry-wide basis, retail sales of 601+cc street-legal motorcycles were up 1.2% in the United States and up 24.8% in Europe for the three months ended March 31, 2014 when compared to the same period in 2013.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2014	March 31, 2013	Increase (Decrease)	% Change
North America Region
United States	35,730	34,706	1,024	3.0%
Canada	2,009	2,059	(50)	(2.4)
Total North America Region	37,739	36,765	974	2.6
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,374	7,700	674	8.8
Other	1,566	1,483	83	5.6
Total EMEA Region	9,940	9,183	757	8.2
Asia Pacific Region
Japan	2,893	2,173	720	33.1
Other	4,285	3,785	500	13.2
Total Asia Pacific Region	7,178	5,958	1,220	20.5
Latin America Region	2,558	2,348	210	8.9
Total Worldwide Retail Sales	57,415	54,254	3,161	5.8%
Total International Retail Sales	21,685	19,548	2,137	10.9%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2014	March 31, 2013	Increase	% Change
United States(b)	62,202	61,452	750	1.2%
Europe(c)	83,118	66,599	16,519	24.8%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include on-highway, dual purpose models and three-wheeled vehicles. Registration data for Harley-Davidson Street 500TM motorcycles are not included in this table.

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 30, 2014		March 31, 2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	54,291	67.3%	50,683	67.4%	3,608	7.1%
International	26,391	32.7%	24,539	32.6%	1,852	7.5
Harley-Davidson motorcycle units	80,682	100.0%	75,222	100.0%	5,460	7.3%
Touring motorcycle units	36,178	44.8%	31,332	41.6%	4,846	15.5%
Custom motorcycle units(a)	29,149	36.1%	30,302	40.3%	(1,153)	(3.8)
Sportster® / Street motorcycle units(b)	15,355	19.1%	13,588	18.1%	1,767	13.0
Harley-Davidson motorcycle units	80,682	100.0%	75,222	100.0%	5,460	7.3%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 80,682 motorcycles worldwide during the first three months of 2014, which was 7.3% higher than the first three months of 2013. Wholesale shipments in the first three months of 2014 were near the high end of the Company's expected shipment range of 76,500 to 81,500 motorcycles. The mix of touring motorcycles in the first quarter of 2014 increased from the prior year as the Company leveraged its seasonal surge manufacturing capabilities to meet the expected demand for Project Rushmore touring motorcycles.(1) Wholesale shipment mix of Sportster® / Street motorcycles increased in the first quarter of 2014 compared to the same period last year. The increase was in part driven by the initial shipments of the Company's new Street motorcycles. In the U.S., shipments of Street 500TM motorcycles began late in the first quarter for use in Harley-Davidson Riding Academy fleets at dealerships. The Company expects Street motorcycles to be available for U.S. retail customer sales beginning late in the second quarter of 2014.(1) The Company also expects to begin shipping Street motorcycles in select markets within its EMEA region in the second quarter of 2014.(1)
Dealer retail inventory in the U.S. was up approximately 750 units at the end of the first quarter of 2014 compared to the same time last year. The Company believes the U.S. dealer retail inventory of Harley-Davidson motorcycles is appropriate and it remains committed to aggressively managing supply in line with demand.(1) The Company also believes year-end 2014 U.S. dealer retail inventory of Harley-Davidson motorcycles will be higher than the same time last year, primarily as a result of the addition of the Street motorcycles.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,305,039	$1,153,827	$151,212	13.1%
Parts & Accessories	198,135	184,038	14,097	7.7
General Merchandise	64,114	72,144	(8,030)	(11.1)
Other	4,400	4,239	161	3.8
Total revenue	1,571,688	1,414,248	157,440	11.1
Cost of goods sold	979,557	894,806	84,751	9.5
Gross profit	592,131	519,442	72,689	14.0
Selling & administrative expense	211,175	202,570	8,605	4.2
Engineering expense	33,264	37,173	(3,909)	(10.5)
Restructuring expense	—	2,938	(2,938)	(100.0)
Operating expense	244,439	242,681	1,758	0.7
Operating income from motorcycles	$347,692	$276,761	$70,931	25.6%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2013 to the first three months of 2014 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
March 31, 2013	$1,414.2	$894.8	$519.4
Volume	90.5	58.9	31.6
Motorcycle price, net of related costs	62.8	48.8	14.0
Foreign currency exchange rates and hedging	(10.6)	(15.8)	5.2
Shipment mix	14.8	(2.4)	17.2
Raw material prices	—	(1.8)	1.8
Manufacturing and other costs	—	(2.9)	2.9
Total	157.5	84.8	72.7
March 30, 2014	$1,571.7	$979.6	$592.1

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2013 to first three months of 2014:

•	Volume increases were driven by the increase in wholesale motorcycle shipments.

•
On average, wholesale prices for the Company’s 2014 model-year motorcycles are higher than the prior model year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model year price increases on gross profit was partially offset by an increase in cost related to the significant additional content added to the 2014 model year motorcycles.

•
Gross profit benefited from changes in foreign currency exchange rates during the first quarter of 2014 compared to the first quarter of 2013. The negative impact of changes in foreign currency exchange rates on net revenue resulting from a quarter over quarter devaluation in the Japanese yen, Brazilian real and Australian dollar were more than offset by a positive impact to cost of goods sold resulting from balance sheet revaluations driven by favorable foreign exchange rate changes within the first quarter of 2014. The Company had anticipated that changes in foreign currency rates would adversely impact gross profit in the first quarter of 2014.

•
Shipment mix changes positively impacted net revenue and gross profit as a result of a positive mix shift between motorcycle families as compared to the same period last year. The Company expects shipment mix to become unfavorable in second half of 2014 as Street motorcycle production and shipments increase and prior year shipments reflect Rushmore models.(1)

•	Raw material prices were lower in the first three months of 2014 relative to the first three months of 2013.

•
Manufacturing costs in the first three months of 2014 benefited from increased year-over-year production and restructuring savings compared to last year's first three months. The manufacturing cost benefits were partially offset by start-up costs of approximately $4 million associated with the launch of the Company's new Street platform of motorcycles which are being produced at the Company's Kansas City, Missouri and India manufacturing facilities. The Company expects start-up costs for Street motorcycles to continue into the second quarter.(1)

The net increase in operating expense was primarily due to higher selling and administrative expenses, partially offset by lower engineering expense and restructuring expense related to the Company's restructuring activities completed in 2013. The higher selling and administrative expenses were primarily due to higher spending in support of the Company’s growth initiatives. For further information regarding the Company’s completed restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013	(Decrease) Increase	% Change
Interest income	$141,397	$143,947	$(2,550)	(1.8)%
Other income	12,963	13,018	(55)	(0.4)
Financial Services revenue	154,360	156,965	(2,605)	(1.7)
Interest expense	38,857	40,554	(1,697)	(4.2)
Provision for credit losses	20,331	13,110	7,221	55.1
Operating expenses	31,982	31,756	226	0.7
Financial Services expense	91,170	85,420	5,750	6.7
Operating income from Financial Services	$63,190	$71,545	$(8,355)	(11.7)%
Interest income decreased in the first three months of 2014 due to lower average yields on the outstanding retail and wholesale receivables. Interest expense for the first three months of 2014 was lower primarily due to a more favorable cost of funds.
The provision for credit losses increased $7.2 million in the first three months of 2014. The retail motorcycle provision increased $6.3 million in the first three months of 2014 primarily as a result of higher credit losses and portfolio growth. Credit losses were impacted by lower recovery values of repossessed motorcycles following the launch of Project Rushmore models last fall and changing consumer behavior. Additionally, losses were higher due to lower recoveries as a result of fewer charge-offs in prior periods. The wholesale provision was unfavorable by $1.1 million due primarily to a slight increase in provision needs in the first three months of 2014 versus a slight decrease in provision needs in the first three months of 2013.
Annualized losses on HDFS' retail motorcycle loans were 1.33% through March 30, 2014 compared to 1.09% through March 31, 2013. The 30-day delinquency rate for retail motorcycle loans at March 30, 2014 decreased to 2.66% from 2.92% at March 31, 2013.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Balance, beginning of period	$110,693	$107,667
Provision for credit losses	20,331	13,110
Charge-offs	(27,343)	(25,243)
Recoveries	10,848	11,258
Balance, end of period	$114,529	$106,792

Other Matters

Contractual Obligations
The Company has updated its contractual obligations table as of March 30, 2014 to reflect the new projected principal and interest payments for the remainder of 2014 and beyond as follows (in thousands):

	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Principal payments on debt	$1,713,354	$1,720,457	$1,660,830	$—	$5,094,641
Interest payments on debt	104,219	190,461	95,919	—	390,599
	$1,817,573	$1,910,918	$1,756,749	$—	$5,485,240
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at March 30, 2014 remain constant.
As of March 30, 2014, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is possible that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine or other relief. However, at this time the Company does not know and cannot reasonably estimate the impact of any remedies the EPA might seek. if any.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS). In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy, and amended the Agreement in 2013 to address ordnance and explosive waste.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)

Liquidity and Capital Resources as of March 30, 2014(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations, and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

March 30, 2014
Cash and cash equivalents	$935,820
Current marketable securities	92,940
Total cash and cash equivalents and marketable securities	1,028,760

Global credit facilities	375,847
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	16,315
Total availability under credit facilities	992,162
Total	$2,020,922

(a)	The U.S. commercial paper conduit facility expires on September 12, 2014. The Company anticipates that it will renew this facility prior to expiration(1).

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

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Net cash provided by (used by) operating activities	$203,586	$(108,489)
Net cash (used by) provided by investing activities	(70,363)	27,542
Net cash (used by) provided by financing activities	(266,006)	42,197
Effect of exchange rate changes on cash and cash equivalents	1,991	(10,629)
Net decrease in cash and cash equivalents	$(130,792)	$(49,379)
Operating Activities
The increase in cash provided by operating activities for the first three months of 2014 compared to the first three months of 2013 was due in part to favorable changes in working capital and increased earnings. In addition, operating cash flow in 2013 was adversely impacted by a $175.0 million voluntary contribution to the Company's qualified pension plans. No contributions to qualified pension plans are required or planned in 2014(1). The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $25.9 million in the first three months of 2014 compared to $22.3 million in the same period last year. Net cash outflows for finance receivables for the first three months of 2014 were $93.7 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first three months of 2013. A net decrease in marketable securities during the first three months of 2014 resulted in higher investing cash flows of approximately $6 million compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $87.7 million in the first three months of 2014 compared to $126.4 million for the same period last year. Share repurchases during the first three months of 2014 included 1.3 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of March 30, 2014, there were 28.1 million shares remaining on a board-approved share repurchase authorizations.
The Company paid dividends of $0.275 and $0.210 per share totaling $60.5 million and $47.3 million during the first three months of 2014 and 2013, respectively.
Financing cash flows related to debt activity resulted in net cash outflows of $158.4 million in the first three months of 2014 compared to net cash inflows of $196.6 million in the first three months of 2013. The Company repaid $303.0 million of senior unsecured notes in the first three months of 2014. The Company’s total outstanding debt consisted of the following (in thousands):

	March 30, 2014	March 31, 2013
Unsecured commercial paper	$974,153	$687,705
Asset-backed Canadian commercial paper conduit facility	164,704	154,596
Medium-term notes	2,859,151	2,881,444
Senior unsecured notes	—	303,000
Term asset-backed securitization debt	1,096,633	1,268,572
Total debt	$5,094,641	$5,295,317
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 30, 2014 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Global Credit Facilities – On April 7, 2014, the Company, along with HDFS, entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019 and its terms are generally similar to those of the four-year credit facility that it replaced. The Company and HDFS also have a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS' unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of March 30, 2014 supported by the $675.0 million four-year credit facility that was replaced in April 2014 and the $675.0 million five-year credit facility which matures in April 2017, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 30, 2014 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$910,511	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the outstanding balance by $1.4 million and $2.1 million at March 30, 2014 and March 31, 2013, respectively.
Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. The senior unsecured notes matured in February 2014 and the Company repaid the remaining senior unsecured notes outstanding.
Asset-Backed Canadian Commercial Paper Conduit Facility –HDFS has an agreement with a Canadian bank-sponsored asset-backed commercial paper conduit facility (Canadian Conduit). Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 30, 2014, the Canadian Conduit has an expiration date of June 30, 2014. The contractual maturity of the debt is approximately 5 years.

During the first quarter of 2014, HDFS transferred $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $13.8 million. The transferred assets are restricted as collateral for the payment of the debt. HDFS did not transfer any Canadian retail motorcycle finance receivables during the first quarter of 2013.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – HDFS has a revolving asset-backed U.S. commercial paper conduit facility (U.S. Conduit) which provides for a total aggregate commitment of $600.0 million. At March 30, 2014 and March 31, 2013, HDFS had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based on prevailing commercial paper rates, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of March 30, 2014, the U.S. Conduit expires September 12, 2014.
Term Asset-Backed Securitization VIEs – For all of the term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2014 to 2020.
During 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. The unaccreted premium associated with the issuance of these secured notes was $0.4 million and $1.0 million at March 30, 2014 and March 31, 2013, respectively.
There were no term asset-backed securitization transactions completed during the three months ended March 30, 2014 or March 31, 2013. In April 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction.
Intercompany Borrowing – During the first three months ended March 30, 2014, HDFS and the Company did not enter into any term loan agreements. However, the following term loan agreements are outstanding at March 30, 2014 (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	June 2013	April 2014
$150,000	September 2013	April 2014
The $150.0 million Term Loan Agreement was repaid on its maturity date in April 2014, and the $300.0 million Term Loan Agreement was repaid and reissued upon its maturity in April 2014. The reissued $300.0 million Term Loan Agreement matures in April 2015.
During the first quarter of 2013, HDFS and the Company entered into a $300.0 million Term Loan Agreement which had a maturity date of April 2013. HDFS repaid the $300.0 million Term Loan Agreement in April 2013.
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
The operational covenants limit the Company’s and HDFS’ ability to:

•	assume or incur certain liens;

•	participate in certain mergers, consolidations, liquidations or dissolutions; and

•	purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and equity, in each case excluding the debt of HDFS and its subsidiaries, cannot exceed 0.65 to 1.0 as of the end of any fiscal quarter.
No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At March 30, 2014, HDFS and the Company remained in compliance with all of the then existing covenants.
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

(xi)	manage risks that arise through expanding international manufacturing, operations and sales,

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
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 30, 2014:

2014 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 2	—	—	—	8,604,888
February 3 to March 2	734,071	64	734,071	28,665,386
March 3 to March 30	608,486	67	608,486	28,089,849
Total	1,342,557	65	1,342,557

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 1.2 million shares during the quarter ended March 30, 2014 under this authorization. As of March 30, 2014, 1.3 million shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company did not make any discretionary share repurchases during the quarter ended March 30, 2014 under this authorization. As of March 30, 2014, 6.8 million shares remained under this authorization.
Additionally, in February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended March 30, 2014 under this authorization. As of March 30, 2014 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2014, the Company acquired 172,895 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 54 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 5/8/2014	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 5/8/2014	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description

4.1
5-Year Credit Agreement, dated April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as among other things, global administrative agent

10.1*	Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.2*	Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.3*	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.4*	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan

10.5*	Harley-Davidson, Inc. Executive Severance Plan

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 30, 2014, filed on May 8, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated