Form 10-Q
period 2014-06-29
HARLEY DAVIDSON INC
filed 2014-08-07
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2014: 217,464,154 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 29, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue:
Motorcycles and Related Products	$1,834,285	$1,631,466	$3,405,973	$3,045,714
Financial Services	166,414	162,841	320,774	319,806
Total revenue	2,000,699	1,794,307	3,726,747	3,365,520
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,110,146	1,029,596	2,089,703	1,924,402
Financial Services interest expense	40,741	45,506	79,598	86,060
Financial Services provision for credit losses	15,961	11,297	36,292	24,407
Selling, administrative and engineering expense	286,156	281,384	562,577	552,883
Restructuring benefit	—	(5,297)	—	(2,359)
Total costs and expenses	1,453,004	1,362,486	2,768,170	2,585,393
Operating income	547,695	431,821	958,577	780,127
Investment income	1,772	1,770	3,431	3,385
Interest expense	393	11,238	4,070	22,629
Income before provision for income taxes	549,074	422,353	957,938	760,883
Provision for income taxes	194,921	150,614	337,868	265,015
Net income	$354,153	$271,739	$620,070	$495,868
Earnings per common share:
Basic	$1.63	$1.22	$2.84	$2.22
Diluted	$1.62	$1.21	$2.82	$2.20
Cash dividends per common share	$0.275	$0.210	$0.550	$0.420
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net Income	$354,153	$271,739	$620,070	$495,868
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5,733	(11,304)	8,681	(21,874)
Derivative financial instruments	3,150	(90)	2,923	10,511
Marketable securities	(74)	(383)	(116)	(627)
Pension and postretirement benefit plans	6,069	10,239	12,137	20,478
Total other comprehensive income (loss), net of tax	$14,878	$(1,538)	$23,625	$8,488
Comprehensive income	$369,031	$270,201	$643,695	$504,356
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 29, 2014	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$999,346	$1,066,612	$1,300,690
Marketable securities	57,814	99,009	133,631
Accounts receivable, net	289,940	261,065	253,819
Finance receivables, net	2,281,512	1,773,686	2,010,974
Inventories	371,597	424,507	307,717
Restricted cash	154,681	144,807	212,004
Deferred income taxes	90,348	103,625	108,806
Other current assets	128,460	115,492	126,830
Total current assets	4,373,698	3,988,803	4,454,471
Finance receivables, net	4,537,405	4,225,877	4,214,612
Property, plant and equipment, net	826,467	842,477	790,563
Prepaid pension costs	256,279	244,871	—
Goodwill	30,252	30,452	29,183
Deferred income taxes	2,915	3,339	149,880
Other long-term assets	49,280	69,221	68,489
	$10,076,296	$9,405,040	$9,707,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,342	$239,794	$344,423
Accrued liabilities	500,769	427,335	450,247
Short-term debt	619,622	666,317	525,745
Current portion of long-term debt	944,915	1,176,140	776,274
Total current liabilities	2,453,648	2,509,586	2,096,689
Long-term debt	3,794,396	3,416,713	4,234,352
Pension liability	38,174	36,371	148,974
Postretirement healthcare liability	209,312	216,165	271,122
Deferred income taxes	38,919	49,499	—
Other long-term liabilities	175,587	167,220	134,822
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,439	3,432	3,414
Additional paid-in-capital	1,231,913	1,175,052	1,128,079
Retained earnings	8,352,168	7,852,729	7,708,238
Accumulated other comprehensive loss	(309,051)	(332,676)	(599,190)
Treasury stock, at cost	(5,912,209)	(5,689,051)	(5,419,302)
Total shareholders' equity	3,366,260	3,009,486	2,821,239
	$10,076,296	$9,405,040	$9,707,198

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 29, 2014	December 31, 2013	June 30, 2013
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$359,085	$352,899	$461,978
Other assets	$2,521	$4,149	$4,256
Non-current finance receivables, net	$1,495,171	$1,184,441	$1,717,462
Restricted cash	$141,146	$133,053	$198,893
Current portion of long-term debt	$403,891	$334,630	$433,524
Long-term debt	$1,308,964	$922,002	$1,240,235
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 29, 2014	June 30, 2013
Net cash provided by operating activities (Note 3)	$570,592	$389,677
Cash flows from investing activities:
Capital expenditures	(74,523)	(66,589)
Origination of finance receivables	(1,904,577)	(1,653,232)
Collections on finance receivables	1,518,186	1,422,688
Purchases of marketable securities	—	(4,998)
Sales and redemptions of marketable securities	41,010	6,003
Other	145	6,667
Net cash used by investing activities	(419,759)	(289,461)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—
Repayments of medium-term notes	(7,220)	(27,858)
Proceeds from securitization debt	847,126	647,516
Repayments of securitization debt	(393,655)	(423,455)
Net (decrease) increase in credit facilities and unsecured commercial paper	(48,134)	230,761
Borrowings of asset-backed commercial paper	36,800	47,061
Repayments of asset-backed commercial paper	(37,317)	(37,642)
Net change in restricted cash	(9,874)	(23,996)
Dividends paid	(120,631)	(94,213)
Purchase of common stock for treasury	(223,736)	(208,699)
Excess tax benefits from share-based payments	8,652	16,338
Issuance of common stock under employee stock option plans	27,907	24,677
Net cash (used by) provided by financing activities	(223,082)	150,490
Effect of exchange rate changes on cash and cash equivalents	4,983	(18,154)
Net (decrease) increase in cash and cash equivalents	$(67,266)	$232,552
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,066,612	$1,068,138
Net (decrease) increase in cash and cash equivalents	(67,266)	232,552
Cash and cash equivalents—end of period	$999,346	$1,300,690
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of June 29, 2014 and June 30, 2013, the condensed consolidated statements of operations for the three and six month periods then ended, the condensed consolidated statements of comprehensive income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended.
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
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU No. 2014-09). ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is required to adopt ASU No. 2014-09 for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of adoption.
Accounting Standards Recently Adopted
In July 2013, the FASB issued ASU No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, "Income Taxes", to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted ASU No. 2013-11 on January 1, 2014. There were no material presentation changes resulting from the adoption of ASU No. 2013-11.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	June 29, 2014	December 31, 2013	June 30, 2013
Available-for-sale: Corporate bonds	$57,814	$99,009	$133,631
Trading securities: Mutual funds	33,567	30,172	22,193
	$91,381	$129,181	$155,824
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first half of 2014 and 2013, the Company recognized gross unrealized losses of approximately $184,000 and $996,000, respectively, or $116,000 and $627,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 9 to 23 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 29, 2014	December 31, 2013	June 30, 2013
Components at the lower of FIFO cost or market
Raw materials and work in process	$118,720	$140,302	$116,334
Motorcycle finished goods	179,314	205,416	111,188
Parts and accessories and general merchandise	122,289	127,515	126,084
Inventory at lower of FIFO cost or market	420,323	473,233	353,606
Excess of FIFO over LIFO cost	(48,726)	(48,726)	(45,889)
	$371,597	$424,507	$307,717

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$620,070	$495,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,123	83,406
Amortization of deferred loan origination costs	45,713	40,947
Amortization of financing origination fees	4,284	4,635
Provision for employee long-term benefits	16,854	33,382
Contributions to pension and postretirement plans	(14,035)	(189,116)
Stock compensation expense	20,768	21,061
Net change in wholesale finance receivables related to sales	(510,200)	(293,293)
Provision for credit losses	36,292	24,407
Loss on debt extinguishment	1,145	4,947
Deferred income taxes	(5,084)	—
Foreign currency adjustments	(3,894)	18,529
Other, net	9,332	(442)
Changes in current assets and liabilities:
Accounts receivable, net	(25,643)	(34,787)
Finance receivables—accrued interest and other	(993)	699
Inventories	58,741	69,475
Accounts payable and accrued liabilities	226,233	70,721
Restructuring reserves	—	(22,790)
Derivative instruments	968	(1,557)
Other	2,918	63,585
Total adjustments	(49,478)	(106,191)
Net cash provided by operating activities	$570,592	$389,677

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

Under the modified 2011 New Castalloy Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation and other related costs. On a cumulative basis, the Company incurred $22.1 million of restructuring expense under the modified 2011 New Castalloy Restructuring Plan, of which approximately 35% was non-cash. This includes a benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above.
In February 2011, the Company’s unionized employees at its facility in Kansas City, Missouri ratified a new seven-year labor agreement. The new agreement took effect on August 1, 2011. The new contract is similar to the labor agreements ratified at the Company’s Wisconsin facilities in September 2010 and its York, Pennsylvania production facility in December 2009 and allows for similar flexibility, increased production efficiency and the addition of a flexible workforce component.
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

The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and modified 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities as of June 30, 2013 (in thousands):

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

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities as of June 30, 2013 (in thousands):

Six months ended
June 30, 2013
Employee Severance and Termination Costs
Balance, beginning of period	$10,156
Restructuring expense	—
Utilized—cash	(9,710)
Non-cash reserve release	(336)
Balance, end of period	$110
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

The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities as of June 30, 2013 (in thousands):

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
5. Finance Receivables
HDFS provides retail financial services to customers of the Company’s independent dealers in the United States and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts.

HDFS offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada.

Finance receivables, net, consisted of the following (in thousands):

	June 29, 2014	December 31, 2013	June 30, 2013
Retail	$5,603,187	$5,265,044	$5,248,289
Wholesale	1,338,085	845,212	1,088,621
	6,941,272	6,110,256	6,336,910
Allowance for credit losses	(122,355)	(110,693)	(111,324)
	$6,818,917	$5,999,563	$6,225,586
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 29, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,776	$7,753	$114,529
Provision for credit losses	16,258	(297)	15,961
Charge-offs	(19,018)	—	(19,018)
Recoveries	10,883	—	10,883
Balance, end of period	$114,899	$7,456	$122,355
	Three months ended June 30, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$98,542	$8,250	$106,792
Provision for credit losses	11,993	(696)	11,297
Charge-offs	(18,166)	—	(18,166)
Recoveries	11,401	—	11,401
Balance, end of period	$103,770	$7,554	$111,324
	Six months ended June 29, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	33,466	2,826	36,292
Charge-offs	(46,361)	—	(46,361)
Recoveries	21,731	—	21,731
Balance, end of period	$114,899	$7,456	$122,355
	Six months ended June 30, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	23,078	1,329	24,407
Charge-offs	(43,409)	—	(43,409)
Recoveries	22,659	—	22,659
Balance, end of period	$103,770	$7,554	$111,324

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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	June 29, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	114,899	7,456	122,355
Total allowance for credit losses	$114,899	$7,456	$122,355
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,603,187	1,338,085	6,941,272
Total finance receivables	$5,603,187	$1,338,085	$6,941,272
	December 31, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,063	4,630	110,693
Total allowance for credit losses	$106,063	$4,630	$110,693
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,265,044	845,212	6,110,256
Total finance receivables	$5,265,044	$845,212	$6,110,256
	June 30, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	103,770	7,554	111,324
Total allowance for credit losses	$103,770	$7,554	$111,324
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,248,289	1,088,621	6,336,910
Total finance receivables	$5,248,289	$1,088,621	$6,336,910

There were no wholesale finance receivables at June 29, 2014, December 31, 2013, or June 30, 2013 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 29, 2014, December 31, 2013 and June 30, 2013, all retail finance receivables were accounted for as interest-earning receivables, of which $14.7 million, $24.6 million and $13.9 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at June 29, 2014, December 31, 2013 or June 30, 2013. At June 29, 2014, December 31, 2013 and June 30, 2013, $0.03 million, $0.2 million, and $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	June 29, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,469,796	$90,617	$28,088	$14,686	$133,391	$5,603,187
Wholesale	1,337,437	501	113	34	648	1,338,085
Total	$6,807,233	$91,118	$28,201	$14,720	$134,039	$6,941,272
	December 31, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,094,615	$109,806	$36,029	$24,594	$170,429	$5,265,044
Wholesale	844,033	791	181	207	1,179	845,212
Total	$5,938,648	$110,597	$36,210	$24,801	$171,608	$6,110,256
	June 30, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,119,572	$90,790	$24,023	$13,904	$128,717	$5,248,289
Wholesale	1,087,607	507	281	226	1,014	1,088,621
Total	$6,207,179	$91,297	$24,304	$14,130	$129,731	$6,336,910
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

The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	June 29, 2014	December 31, 2013	June 30, 2013
Prime	$4,407,364	$4,141,559	$4,128,450
Sub-prime	1,195,823	1,123,485	1,119,839
Total	$5,603,187	$5,265,044	$5,248,289
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	June 29, 2014	December 31, 2013	June 30, 2013
Doubtful	$4,916	$—	$3,958
Substandard	4,192	8,383	14,187
Special Mention	—	2,076	2,929
Medium Risk	16,202	5,205	10,041
Low Risk	1,312,775	829,548	1,057,506
Total	$1,338,085	$845,212	$1,088,621
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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	June 29, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,893,585	$(39,329)	$141,146	$2,342	$1,997,744	$1,712,855
Asset-backed U.S. commercial paper conduit facility	—	—	—	179	179	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,800	(3,235)	13,535	240	214,340	173,224
Total on-balance sheet assets and liabilities	$2,097,385	$(42,564)	$154,681	$2,761	$2,212,263	$1,886,079

	December 31, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,569,118	$(31,778)	$133,053	$3,720	$1,674,113	$1,256,632
Asset-backed U.S. commercial paper conduit facility	—	—	—	429	429	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,092	(3,361)	11,754	589	213,074	174,241
Total on-balance sheet assets and liabilities	$1,773,210	$(35,139)	$144,807	$4,738	$1,887,616	$1,430,873

	June 30, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,223,167	$(43,727)	$198,893	$4,082	$2,382,415	$1,673,759
Asset-backed U.S. commercial paper conduit facility	—	—	—	174	174	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	202,894	(3,547)	13,111	109	212,567	175,229
Total on-balance sheet assets and liabilities	$2,426,061	$(47,274)	$212,004	$4,365	$2,595,156	$1,848,988
Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2014 to 2021.

During 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. The unaccreted premium associated with the issuance of these secured notes was $0.4 million and $0.7 million at June 29, 2014 and June 30, 2013, respectively.
During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the six months ended June 29, 2014 or June 30, 2013.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2013, the Company amended and restated its facility (U.S. Conduit) with a third-party bank sponsored asset-backed commercial paper conduit, which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by a SPE as collateral. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits.
The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal generally based on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the U.S. Conduit has an expiration date of September 12, 2014.
The SPE had no borrowings outstanding under the U.S. Conduit at June 29, 2014, December 31, 2013 or June 30, 2013; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2013, HDFS amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200.0 million. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 29, 2014, the Canadian Conduit had an expiration date of June 30, 2014. The Canadian Conduit was renewed on June 30, 2014 with similar terms and for the same amount with an expiration date of June 30, 2015. The contractual maturity of the debt is approximately 5 years.
As HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $41.1 million at June 29, 2014. The maximum exposure is not an indication of the Company's expected loss exposure.
During the second quarter of 2014, HDFS transferred $26.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million. During the first quarter of 2014, HDFS transferred $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $13.8 million. During the second quarter of 2013, HDFS transferred $53.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $47.1 million. HDFS did not transfer any Canadian retail motorcycle finance receivables during the first quarter of 2013. The transferred assets are restricted as collateral for the payment of the debt.

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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 29, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$660,520	$482,780	$177,740	$—
Marketable securities	91,381	33,567	57,814	—
Derivatives	3,159	—	3,159	—
	$755,060	$516,347	$238,713	$—
Liabilities:
Derivatives	$1,478	$—	$1,478	$—
	December 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$836,387	$516,173	$320,214	$—
Marketable securities	129,181	30,172	99,009	—
Derivatives	1,932	—	1,932	—
	$967,500	$546,345	$421,155	$—
Liabilities:
Derivatives	$3,925	$—	$3,925	$—
	June 30, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,070,329	$620,947	$449,382	$—
Marketable securities	155,824	22,193	133,631	—
Derivatives	11,214	—	11,214	—
	$1,237,367	$643,140	$594,227	$—
Liabilities:
Derivatives	$570	$—	$570	$—

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency contracts (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	June 29, 2014		December 31, 2013		June 30, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$999,346	$999,346	$1,066,612	$1,066,612	$1,300,690	$1,300,690
Marketable securities	$91,381	$91,381	$129,181	$129,181	$155,824	$155,824
Accounts receivable, net	$289,940	$289,940	$261,065	$261,065	$253,819	$253,819
Derivatives	$3,159	$3,159	$1,932	$1,932	$11,214	$11,214
Finance receivables, net	$6,917,698	$6,818,917	$6,086,441	$5,999,563	$6,314,282	$6,225,586
Restricted cash	$154,681	$154,681	$144,807	$144,807	$212,004	$212,004
Liabilities:
Accounts payable	$388,342	$388,342	$239,794	$239,794	$344,423	$344,423
Derivatives	$1,478	$1,478	$3,925	$3,925	$570	$570
Unsecured commercial paper	$619,622	$619,622	$666,317	$666,317	$525,745	$525,745
Asset-backed Canadian commercial paper conduit facility	$173,224	$173,224	$174,241	$174,241	$175,229	$175,229
Medium-term notes	$3,049,735	$2,853,232	$3,087,852	$2,858,980	$3,100,162	$2,858,638
Senior unsecured notes	$—	$—	$305,958	$303,000	$325,705	$303,000
Term asset-backed securitization debt	$1,717,287	$1,712,855	$1,259,314	$1,256,632	$1,673,645	$1,673,759
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
The Company’s earnings are affected by changes in interest rates. HDFS utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The swaps expired during the second quarter of 2013, and as of June 29, 2014, HDFS had no interest rate swaps outstanding. The fair value of HDFS’s interest rate swaps at June 30, 2013 was determined using pricing models that incorporate quoted prices for similar assets and observable inputs such as interest rates and yield curves.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	June 29, 2014			December 31, 2013			June 30, 2013
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$398,338	$3,091	$1,461	$299,550	$1,672	$3,842	$333,407	$11,214	$29
Commodity contracts(c)	1,411	—	17	1,286	76	—	1,226	—	99
Interest rate swaps(c)	—	—	—	—	—	—	—	—	—
Total	$399,749	$3,091	$1,478	$300,836	$1,748	$3,842	$334,633	$11,214	$128
	June 29, 2014			December 31, 2013			June 30, 2013
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$7,754	$68	$—	$9,855	$184	$83	$11,958	$—	$442
	$7,754	$68	$—	$9,855	$184	$83	$11,958	$—	$442

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Six months ended
Cash Flow Hedges	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Foreign currency contracts	$3,931	$723	$2,493	$16,444
Commodity contracts	(24)	(231)	191	(72)
Interest rate swaps	—	—	—	(2)
Total	$3,907	$492	$2,684	$16,370

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Expected to be Reclassified
Cash Flow Hedges	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	Over the Next Twelve Months
Foreign currency contracts(a)	$(1,183)	$753	$(2,241)	$13	$1,990
Commodity contracts(a)	87	(34)	283	13	(17)
Interest rate swaps(b)	—	(82)	—	(345)	—
Total	$(1,096)	$637	$(1,958)	$(319)	$1,973

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCL to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives Not Designated As Hedges	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Commodity contracts(a)	$184	$21	$(144)	$(609)
Total	$184	$21	$(144)	$(609)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.

For the three and six months ended June 29, 2014 and June 30, 2013, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
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
10. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended June 29, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$36,274	$(318)	$(1,907)	$(357,978)	$(323,929)
Other comprehensive (loss) income before reclassifications	6,945	(117)	3,907	—	10,735
Income tax	(1,212)	43	(1,448)	—	(2,617)
Net other comprehensive income before reclassifications	5,733	(74)	2,459	—	8,118
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	1,183	—	1,183
Realized (gains) losses - commodities contracts(a)	—	—	(87)	—	(87)
Prior service credits(c)	—	—	—	(684)	(684)
Actuarial losses(c)	—	—	—	10,323	10,323
Total before tax	—	—	1,096	9,639	10,735
Income tax expense	—	—	(405)	(3,570)	(3,975)
Net reclassifications	—	—	691	6,069	6,760
Other comprehensive (loss) income	5,733	(74)	3,150	6,069	14,878
Ending Balance	$42,007	$(392)	$1,243	$(351,909)	$(309,051)

	Three months ended June 30, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$40,765	$433	$6,764	$(645,614)	$(597,652)
Other comprehensive (loss) income before reclassifications	(12,380)	(608)	492	—	(12,496)
Income tax	1,076	225	(182)	—	1,119
Net other comprehensive (loss) income before reclassifications	(11,304)	(383)	310	—	(11,377)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(753)	—	(753)
Realized (gains) losses - commodities contracts(a)	—	—	34	—	34
Realized (gains) losses - interest rate swaps(b)	—	—	82	—	82
Prior service credits(c)	—	—	—	(526)	(526)
Actuarial losses(c)	—	—	—	16,789	16,789
Total before tax	—	—	(637)	16,263	15,626
Income tax expense (benefit)	—	—	237	(6,024)	(5,787)
Net reclassifications	—	—	(400)	10,239	9,839
Other comprehensive (loss) income	(11,304)	(383)	(90)	10,239	(1,538)
Ending Balance	$29,461	$50	$6,674	$(635,375)	$(599,190)

	Six months ended June 29, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive income (loss) before reclassifications	8,700	(184)	2,684	—	11,200
Income tax	(19)	68	(994)	—	(945)
Net other comprehensive income (loss) before reclassifications	8,681	(116)	1,690	—	10,255
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	2,241	—	2,241
Realized (gains) losses - commodities contracts(a)	—	—	(283)	—	(283)
Prior service credits(c)	—	—	—	(1,368)	(1,368)
Actuarial losses(c)	—	—	—	20,645	20,645
Total before tax	—	—	1,958	19,277	21,235
Income tax benefit	—	—	(725)	(7,140)	(7,865)
Net reclassifications	—	—	1,233	12,137	13,370
Other comprehensive income (loss)	8,681	(116)	2,923	12,137	23,625
Ending Balance	$42,007	$(392)	$1,243	$(351,909)	$(309,051)

	Six months ended June 30, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Beginning balance	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive (loss) income before reclassifications	(23,852)	(996)	16,370	—	(8,478)
Income tax	1,978	369	(6,063)	—	(3,716)
Net other comprehensive (loss) income before reclassifications	(21,874)	(627)	10,307	—	(12,194)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(13)	—	(13)
Realized (gains) losses - commodities contracts(a)	—	—	(13)	—	(13)
Realized (gains) losses - interest rate swaps(b)	—	—	345	—	345
Prior service credits(c)	—	—	—	(1,052)	(1,052)
Actuarial losses(c)	—	—	—	33,578	33,578
Total before tax	—	—	319	32,526	32,845
Income tax benefit	—	—	(115)	(12,048)	(12,163)
Net reclassifications	—	—	204	20,478	20,682
Other comprehensive (loss) income	(21,874)	(627)	10,511	20,478	8,488
Ending Balance	$29,461	$50	$6,674	$(635,375)	$(599,190)

(a)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(b)	Amounts reclassified to net income are presented in financial services interest expense.

(c)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
11. Income Taxes
The Company’s 2014 income tax rate for the six months ended June 29, 2014 was 35.3% compared to 34.8% for the same period last year. The higher effective tax rate in the first half of 2014 primarily reflects the absence of the U.S. Federal Research and Development tax credit that expired at the end of 2013. The effective tax rate for the first half of 2013 also included the full-impact of the 2012 U.S. Federal Research and Development tax credit due to the timing of the enactment of the American Taxpayer Relief Act.
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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Balance, beginning of period	$69,336	$67,709	$64,120	$60,263
Warranties issued during the period	19,824	19,401	37,186	34,521
Settlements made during the period	(16,921)	(16,702)	(28,494)	(28,340)
Recalls and changes to pre-existing warranty liabilities	3,798	(2)	3,225	3,962
Balance, end of period	$76,037	$70,406	$76,037	$70,406
The liability for safety recall campaigns was $6.8 million, $4.0 million and $3.0 million as of June 29, 2014, December 31, 2013 and June 30, 2013, respectively.
13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Numerator:
Net income used in computing basic and diluted earnings per share	$354,153	$271,739	$620,070	$495,868
Denominator:
Denominator for basic earnings per share - weighted-average common shares	217,762	223,052	218,367	223,737
Effect of dilutive securities - employee stock compensation plan	1,399	1,418	1,453	1,569
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	219,161	224,470	219,820	225,306
Earnings per common share:
Basic	$1.63	$1.22	$2.84	$2.22
Diluted	$1.62	$1.21	$2.82	$2.20
Outstanding options to purchase 0.4 million and 1.2 million shares of common stock for the three months ended June 29, 2014 and June 30, 2013, respectively, and 0.5 million and 1.3 million shares of common stock for the six months ended June 29, 2014 and June 30, 2013 were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ending June 29, 2014 and June 30, 2013, respectively.

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

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Pension and SERPA Benefits
Service cost	$7,874	$8,997	$15,748	$17,994
Interest cost	21,731	19,752	43,462	39,564
Expected return on plan assets	(34,184)	(31,832)	(68,368)	(63,664)
Amortization of unrecognized:
Prior service cost	279	437	558	874
Net loss	9,141	14,652	18,281	29,304
Net periodic benefit cost	$4,841	$12,006	$9,681	$24,072
Postretirement Healthcare Benefits
Service cost	$1,754	$1,965	$3,508	$3,930
Interest cost	4,220	3,900	8,439	7,800
Expected return on plan assets	(2,607)	(2,384)	(5,215)	(4,768)
Amortization of unrecognized:
Prior service credit	(963)	(963)	(1,927)	(1,926)
Net loss	1,182	2,137	2,364	4,274
Net periodic benefit cost	$3,586	$4,655	$7,169	$9,310
During the first six months of 2013, the Company voluntarily contributed $175 million in cash to further fund its pension plans. No pension contributions to qualified plans are required in 2014. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Motorcycles net revenue	$1,834,285	$1,631,466	$3,405,973	$3,045,714
Gross profit	724,139	601,870	1,316,270	1,121,312
Selling, administrative and engineering expense	250,883	249,502	495,322	489,245
Restructuring benefit	—	(5,297)	—	(2,359)
Operating income from Motorcycles	473,256	357,665	820,948	634,426
Financial Services revenue	166,414	162,841	320,774	319,806
Financial Services expense	91,975	88,685	183,145	174,105
Operating income from Financial Services	74,439	74,156	137,629	145,701
Operating income	$547,695	$431,821	$958,577	$780,127

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
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS). In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy, and the parties amended the Agreement in 2013 to address ordnance and explosive waste. The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of future costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.

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

	Three months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,836,974	$—	$(2,689)	$1,834,285
Financial Services	—	166,963	(549)	166,414
Total revenue	1,836,974	166,963	(3,238)	2,000,699
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,110,146	—	—	1,110,146
Financial Services interest expense	—	40,741	—	40,741
Financial Services provision for credit losses	—	15,961	—	15,961
Selling, administrative and engineering expense	251,432	37,962	(3,238)	286,156
Total costs and expenses	1,361,578	94,664	(3,238)	1,453,004
Operating income	475,396	72,299	—	547,695
Investment income	1,772	—	—	1,772
Interest expense	393	—	—	393
Income before provision for income taxes	476,775	72,299	—	549,074
Provision for income taxes	168,303	26,618	—	194,921
Net income	$308,472	$45,681	$—	$354,153
	Six months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,410,941	$—	$(4,968)	$3,405,973
Financial Services	—	321,649	(875)	320,774
Total revenue	3,410,941	321,649	(5,843)	3,726,747
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,089,703	—	—	2,089,703
Financial Services interest expense	—	79,598	—	79,598
Financial Services provision for credit losses	—	36,292	—	36,292
Selling, administrative and engineering expense	496,197	72,223	(5,843)	562,577
Total costs and expenses	2,585,900	188,113	(5,843)	2,768,170
Operating income	825,041	133,536	—	958,577
Investment income	123,431	—	(120,000)	3,431
Interest expense	4,070	—	—	4,070
Income before provision for income taxes	944,402	133,536	(120,000)	957,938
Provision for income taxes	288,876	48,992	—	337,868
Net income	$655,526	$84,544	$(120,000)	$620,070

	Three months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,634,165	$—	$(2,699)	$1,631,466
Financial Services	—	163,335	(494)	162,841
Total revenue	1,634,165	163,335	(3,193)	1,794,307
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,029,596	—	—	1,029,596
Financial Services interest expense	—	45,506	—	45,506
Financial Services provision for credit losses	—	11,297	—	11,297
Selling, administrative and engineering expense	249,996	34,581	(3,193)	281,384
Restructuring benefit	(5,297)	—	—	(5,297)
Total costs and expenses	1,274,295	91,384	(3,193)	1,362,486
Operating income	359,870	71,951	—	431,821
Investment income	1,770	—	—	1,770
Interest expense	11,238	—	—	11,238
Income before provision for income taxes	350,402	71,951	—	422,353
Provision for income taxes	124,271	26,343	—	150,614
Net income	$226,131	$45,608	$—	$271,739
	Six months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,050,974	$—	$(5,260)	$3,045,714
Financial Services	—	320,632	(826)	319,806
Total revenue	3,050,974	320,632	(6,086)	3,365,520
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,924,402	—	—	1,924,402
Financial Services interest expense	—	86,060	—	86,060
Financial Services provision for credit losses	—	24,407	—	24,407
Selling, administrative and engineering expense	490,071	68,898	(6,086)	552,883
Restructuring benefit	(2,359)	—	—	(2,359)
Total costs and expenses	2,412,114	179,365	(6,086)	2,585,393
Operating income	638,860	141,267	—	780,127
Investment income	188,385	—	(185,000)	3,385
Interest expense	22,629	—	—	22,629
Income before provision for income taxes	804,616	141,267	(185,000)	760,883
Provision for income taxes	213,557	51,458	—	265,015
Net income	$591,059	$89,809	$(185,000)	$495,868

	June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$635,705	$363,641	$—	$999,346
Marketable securities	57,814	—	—	57,814
Accounts receivable, net	1,317,297	—	(1,027,357)	289,940
Finance receivables, net	—	2,281,512	—	2,281,512
Inventories	371,597	—	—	371,597
Restricted cash	—	154,681	—	154,681
Deferred income taxes	52,348	38,000	—	90,348
Other current assets	95,429	33,031	—	128,460
Total current assets	2,530,190	2,870,865	(1,027,357)	4,373,698
Finance receivables, net	—	4,537,405	—	4,537,405
Property, plant and equipment, net	792,642	33,825	—	826,467
Prepaid pension costs	256,279	—	—	256,279
Goodwill	30,252	—	—	30,252
Deferred income taxes	2,915	—	—	2,915
Other long-term assets	111,229	14,506	(76,455)	49,280
	$3,723,507	$7,456,601	$(1,103,812)	$10,076,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,707	$1,098,992	$(1,027,357)	$388,342
Accrued liabilities	423,312	79,205	(1,748)	500,769
Short-term debt	—	619,622	—	619,622
Current portion of long-term debt	—	944,915	—	944,915
Total current liabilities	740,019	2,742,734	(1,029,105)	2,453,648
Long-term debt	—	3,794,396	—	3,794,396
Pension liability	38,174	—	—	38,174
Postretirement healthcare benefits	209,312	—	—	209,312
Deferred income taxes	35,597	1,574	1,748	38,919
Other long-term liabilities	152,862	22,725	—	175,587
Shareholders’ equity	2,547,543	895,172	(76,455)	3,366,260
	$3,723,507	$7,456,601	$(1,103,812)	$10,076,296

	December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$718,912	$347,700	$—	$1,066,612
Marketable securities	99,009	—	—	99,009
Accounts receivable, net	850,248	—	(589,183)	261,065
Finance receivables, net	—	1,773,686	—	1,773,686
Inventories	424,507	—	—	424,507
Restricted cash	—	144,807	—	144,807
Deferred income taxes	70,557	33,068	—	103,625
Other current assets	82,717	34,573	(1,798)	115,492
Total current assets	2,245,950	2,333,834	(590,981)	3,988,803
Finance receivables, net	—	4,225,877	—	4,225,877
Property, plant and equipment, net	808,005	34,472	—	842,477
Prepaid pension costs	244,871	—	—	244,871
Goodwill	30,452	—	—	30,452
Deferred income taxes	3,339	—	—	3,339
Other long-term assets	126,940	17,360	(75,079)	69,221
	$3,459,557	$6,611,543	$(666,060)	$9,405,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,786	$625,191	$(589,183)	$239,794
Accrued liabilities	353,618	77,774	(4,057)	427,335
Short-term debt	—	666,317	—	666,317
Current portion of long-term debt	303,000	873,140	—	1,176,140
Total current liabilities	860,404	2,242,422	(593,240)	2,509,586
Long-term debt	—	3,416,713	—	3,416,713
Pension liability	36,371	—	—	36,371
Postretirement healthcare benefits	216,165	—	—	216,165
Deferred income taxes	44,584	2,656	2,259	49,499
Other long-term liabilities	146,686	20,534	—	167,220
Shareholders’ equity	2,155,347	929,218	(75,079)	3,009,486
	$3,459,557	$6,611,543	$(666,060)	$9,405,040

	June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$935,095	$365,595	$—	$1,300,690
Marketable securities	133,631	—	—	133,631
Accounts receivable, net	956,619	—	(702,800)	253,819
Finance receivables, net	—	2,010,974	—	2,010,974
Inventories	307,717	—	—	307,717
Restricted cash	—	212,004	—	212,004
Other current assets	175,231	60,405	—	235,636
Total current assets	2,508,293	2,648,978	(702,800)	4,454,471
Finance receivables, net	—	4,214,612	—	4,214,612
Property, plant and equipment, net	758,674	31,889	—	790,563
Goodwill	29,183	—	—	29,183
Other long-term assets	277,409	18,011	(77,051)	218,369
	$3,573,559	$6,913,490	$(779,851)	$9,707,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,363	$756,860	$(702,800)	$344,423
Accrued liabilities	392,613	61,015	(3,381)	450,247
Short-term debt	—	525,745	—	525,745
Current portion of long-term debt	303,000	473,274	—	776,274
Total current liabilities	985,976	1,816,894	(706,181)	2,096,689
Long-term debt	—	4,234,352	—	4,234,352
Pension liability	148,974	—	—	148,974
Postretirement healthcare liability	271,122	—	—	271,122
Other long-term liabilities	116,645	18,177	—	134,822
Shareholders’ equity	2,050,842	844,067	(73,670)	2,821,239
	$3,573,559	$6,913,490	$(779,851)	$9,707,198

	Six months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$655,526	$84,544	$(120,000)	$620,070
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	83,348	3,775	—	87,123
Amortization of deferred loan origination costs	—	45,713		45,713
Amortization of financing origination fees	59	4,225	—	4,284
Provision for employee long-term benefits	16,854	—	—	16,854
Contributions to pension and postretirement plans	(14,035)	—	—	(14,035)
Stock compensation expense	19,393	1,375	—	20,768
Net change in wholesale finance receivables related to sales	—	—	(510,200)	(510,200)
Provision for credit losses	—	36,292	—	36,292
Loss on debt extinguishment	—	1,145	—	1,145
Deferred income taxes	939	(6,023)	—	(5,084)
Foreign currency adjustments	(3,894)	—	—	(3,894)
Other, net	4,712	4,620	—	9,332
Change in current assets and current liabilities:
Accounts receivable	(363,817)	—	338,174	(25,643)
Finance receivables—accrued interest and other	—	(993)	—	(993)
Inventories	58,741	—	—	58,741
Accounts payable and accrued liabilities	189,117	375,290	(338,174)	226,233
Derivative instruments	968	—	—	968
Other	4,962	(2,044)	—	2,918
Total adjustments	(2,653)	463,375	(510,200)	(49,478)
Net cash provided by operating activities	652,873	547,919	(630,200)	570,592

	Six months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(71,395)	(3,128)	—	(74,523)
Origination of finance receivables	—	(4,580,910)	2,676,333	(1,904,577)
Collections of finance receivables	—	3,684,319	(2,166,133)	1,518,186
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	145	—	—	145
Net cash used by investing activities	(30,240)	(899,719)	510,200	(419,759)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Repayments of medium-term notes	—	(7,220)	—	(7,220)
Intercompany borrowing activity	(100,000)	100,000	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(393,655)	—	(393,655)
Net increase in credit facilities and unsecured commercial paper	—	(48,134)	—	(48,134)
Borrowings of asset-backed commercial paper	—	36,800	—	36,800
Repayments of asset-backed commercial paper	—	(37,317)	—	(37,317)
Net change in restricted cash	—	(9,874)	—	(9,874)
Dividends paid	(120,631)	(120,000)	120,000	(120,631)
Purchase of common stock for treasury	(223,736)	—	—	(223,736)
Excess tax benefits from share-based payments	8,652	—	—	8,652
Issuance of common stock under employee stock option plans	27,907	—	—	27,907
Net cash (used by) provided by financing activities	(710,808)	367,726	120,000	(223,082)
Effect of exchange rate changes on cash and cash equivalents	4,968	15	—	4,983
Net (decrease) increase in cash and cash equivalents	$(83,207)	$15,941	$—	$(67,266)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net (decrease) increase in cash and cash equivalents	(83,207)	15,941	—	(67,266)
Cash and cash equivalents—end of period	$635,705	$363,641	$—	$999,346

	Six months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$591,059	$89,809	$(185,000)	$495,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	80,592	2,814	—	83,406
Amortization of deferred loan origination costs	—	40,947	—	40,947
Amortization of financing origination fees	237	4,398	—	4,635
Provision for employee long-term benefits	33,382	—	—	33,382
Contributions to pension and postretirement plans	(189,116)	—	—	(189,116)
Stock compensation expense	19,592	1,469	—	21,061
Net change in wholesale finance receivables related to sales	—	—	(293,293)	(293,293)
Provision for credit losses	—	24,407	—	24,407
Loss on extinguishment of debt	—	4,947	—	4,947
Foreign currency adjustments	18,529	—	—	18,529
Other, net	(647)	205	—	(442)
Change in current assets and current liabilities:
Accounts receivable	(286,024)	—	251,237	(34,787)
Finance receivables—accrued interest and other	—	699	—	699
Inventories	69,475	—	—	69,475
Accounts payable and accrued liabilities	63,605	258,353	(251,237)	70,721
Restructuring reserves	(22,790)	—	—	(22,790)
Derivative instruments	(1,529)	(28)	—	(1,557)
Other	65,613	(2,028)	—	63,585
Total adjustments	(149,081)	336,183	(293,293)	(106,191)
Net cash provided by operating activities	441,978	425,992	(478,293)	389,677

	Six months ended June 30, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(64,282)	(2,307)	—	(66,589)
Origination of finance receivables	—	(4,019,925)	2,366,693	(1,653,232)
Collections of finance receivables	—	3,496,088	(2,073,400)	1,422,688
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	6,003	—	—	6,003
Other	6,667	—	—	6,667
Net cash used by investing activities	(56,610)	(526,144)	293,293	(289,461)
Cash flows from financing activities:
Repayments of medium-term notes	—	(27,858)	—	(27,858)
Intercompany borrowing activity	100,000	(100,000)	—	—
Proceeds from securitization debt	—	647,516	—	647,516
Repayments of securitization debt	—	(423,455)	—	(423,455)
Borrowings of asset-backed commercial paper	—	47,061	—	47,061
Repayments of asset-backed commercial paper	—	(37,642)	—	(37,642)
Net increase in credit facilities and unsecured commercial paper	—	230,761	—	230,761
Net change in restricted cash	—	(23,996)	—	(23,996)
Dividends paid	(94,213)	(185,000)	185,000	(94,213)
Purchase of common stock for treasury	(208,699)	—	—	(208,699)
Excess tax benefits from share-based payments	16,338	—	—	16,338
Issuance of common stock under employee stock option plans	24,677	—	—	24,677
Net cash (used by) provided by financing activities	(161,897)	127,387	185,000	150,490
Effect of exchange rate changes on cash and cash equivalents	(16,092)	(2,062)	—	(18,154)
Net increase in cash and cash equivalents	$207,379	$25,173	$—	$232,552
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net increase in cash and cash equivalents	207,379	25,173	—	232,552
Cash and cash equivalents—end of period	$935,095	$365,595	$—	$1,300,690

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
Overview
The Company’s net income was $354.2 million, or $1.62 per diluted share, for the second quarter of 2014 compared to $271.7 million, or $1.21 per diluted share, in the second quarter of 2013. Operating income from Motorcycles increased $115.6 million or 32.3% compared to last year’s second quarter driven by a 12.4% increase in revenue behind a 9.0% increase in wholesale shipments of Harley-Davidson motorcycles. Motorcycles segment operating income also benefited from a higher gross margin percentage, partially offset by higher year-over-year selling, general and administrative and engineering expenses. Operating income from Financial Services in the second quarter of 2014 was $74.4 million, up 0.4% compared to $74.2 million in the year-ago quarter. The Company's net income also benefited from lower year-over-year interest expense due to the retirement of its high interest debt in the first quarter of 2014.
During the second quarter of 2014, worldwide independent dealer retail sales of new Harley-Davidson motorcycles were flat compared to the same period in 2013 in both the U.S. and International markets. Retail sales in the second quarter of 2014 were lower than the Company had expected due in part to prolonged poor weather conditions across parts of the U.S. and soft Sportster® sales related to anticipated shipments of the Company's new Street motorcycles, coupled with start-up issues impacting the timing of Street availability. As a result of the lower than expected second quarter retail sales, the Company made a decision to adjust its wholesale motorcycle shipment guidance downward by 9,000 motorcycles for 2014. Also, as anticipated, the absence of the popular Road Glide models from the 2014 model year continued to adversely impact U.S. retail sales as compared to the prior year. Although second quarter worldwide retail sales were below the Company's expectations, the Company believes the core demand fundamentals for the business remain intact and underlying growth trends are strong when adjusting for the absence of Road Glide.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of the filing of this report (August 7, 2014), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On July 22, 2014, the Company provided the following information concerning its expectations for the remainder of 2014.
The Company stated its expectation to ship 270,000 to 275,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2014, an increase of 3.7% to 5.6% over 2013. The Company's previous guidance was 279,000 to 284,000 motorcycles. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 49,000 to 54,000 motorcycles in the third quarter of 2014, down from 54,025 in the third quarter of 2013. The Company believes it is critical for it to support a healthy retail channel and protect its premium brand by aggressively managing supply in line with demand, as it has consistently done over the past several years. The Company expects retail sales will benefit from the following for the remainder of 2014:

•	Project Rushmore motorcycles

•
Increased product availability of Street motorcycles, which represent 7,000 to 10,000 units of the 2014 unit shipment estimate. The Company now believes these shipments will be more heavily weighted towards the end of the year than originally planned

•	The 2015 model year motorcycle line-up which will include the new Road Glide
The Company expects gross margin in the third quarter of 2014 to be lower by approximately 2.5 percentage points compared to 35.3% in the third quarter of 2013. The Company expects the lower gross margin to be driven by the following:

•
The shipment mix of wholesale motorcycles is expected to be unfavorable. Project Rushmore models, which delivered strong mix gains since its introduction, will be included in both the current year and prior year results as the initial launch was in the third quarter of 2013, while Street, at a lower gross margin, is expected to be an increasing portion of the shipment mix in the third quarter of 2014

•	The Company expects lower year-over-year production due to its revised shipment expectations

•	The Company expects additional Street start-up costs of approximately $5 million
The Company continues to expect 2014 operating margin percent for the Motorcycles segment to be between 17.5% and 18.5% compared to 16.6% in 2013. The Company believes operating margin percent improvement will be driven by a modest increase in gross margin, as well as lower selling, administrative and engineering expenses as a percent of revenue. The Company expects selling, administrative and engineering expenses to grow in 2014 as it continues to invest in future growth opportunities but that they will decrease as a percent of revenue as the Company leverages its current spending.
The Company continues to expect operating income for the Financial Services segment to be down modestly in 2014 as compared to 2013. Going forward, the Company continues to expect pressure on Financial Services operating income as a result of modestly higher credit losses and tightening net interest margins due to increasing competition and higher year-over-year borrowing costs.
The Company continues to estimate capital expenditures for 2014 to be between $215 million and $235 million. The Company anticipates it will have the ability to fund all capital expenditures in 2014 with cash flows generated by operations.
The Company continues to expect the full year 2014 effective income tax rate to be approximately 35.5%. This guidance excludes the effect of any potential future adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Results of Operations for the Three Months Ended June 29, 2014
Compared to the Three Months Ended June 30, 2013
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 29, 2014	June 30, 2013	Increase (Decrease)	% Change
Operating income from Motorcycles & Related Products	$473,256	$357,665	$115,591	32.3%
Operating income from Financial Services	74,439	74,156	283	0.4
Operating income	547,695	431,821	115,874	26.8
Investment income	1,772	1,770	2	0.1
Interest expense	393	11,238	(10,845)	(96.5)
Income before income taxes	549,074	422,353	126,721	30.0
Provision for income taxes	194,921	150,614	44,307	29.4
Net income	$354,153	$271,739	$82,414	30.3%
Diluted earnings per share	$1.62	$1.21	$0.41	33.9%
Consolidated operating income was up 26.8% in the second quarter of 2014 led by an increase in operating income from the Motorcycles & Related Products segment which improved by $115.6 million, or 32.3%, compared to the second quarter of 2013. Operating income from the Financial Services segment was slightly higher during the second quarter of 2014 compared to the second quarter of 2013, increasing $0.3 million or 0.4%. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the second quarter of 2014 compared to the second quarter of 2013 due to the retirement of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for the second quarter of 2014 was 35.5% compared to 35.7% for the second quarter of 2013.
Diluted earnings per share was $1.62 in the second quarter of 2014, up 33.9% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 30.3% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 224.5 million in the second quarter of 2013 to 219.2 million in the second quarter of 2014, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles during the second quarter of 2014 were flat compared to the second quarter of 2013. Retail sales of Harley-Davidson motorcycles were flat in the United States and increased 0.1% internationally in the second quarter of 2014.
As anticipated, the Company believes the absence of its popular Road Glide models from the 2014 model year continued to adversely impact year-over-year U.S. retail sales results. Retail sales of Road Glide models represented approximately 10% of the U.S. retail sales in the second quarter of 2013. The Company also believes that prolonged poor weather conditions across parts of the U.S., including the Northeast, Southeast and Central states, likely resulted in lost sales that the Company believes will not be fully recovered in 2014.(1)
U.S. dealers also experienced a decline in Sportster® motorcycles sales in the second quarter of 2014 compared to the prior year, which the Company believes may be the result of the better-than-expected enthusiasm it is experiencing for the new Street motorcycles. The Company believes some customers are waiting to compare the two product offerings first-hand; however, start-up delays have resulted in slower-than-expected shipments of Street motorcycles to dealers for sales to retail customers and very low product availability to-date. Wholesale shipments of Street motorcycles for U.S. retail customers began late in the second quarter in very limited quantities. The Company plans to ship two Street motorcycles to each U.S. dealer for retail by the end of August 2014.(1)

Although the availability of Street motorcycles for retail sales is not at the level the Company had anticipated, approximately 1,600 Street 500 motorcycles were sold to U.S. dealers in the second quarter of 2014 for use in the Company's Riding Academy. The Street motorcycles have received a positive reception from the Company's worldwide dealer network, the motorcycle press and customers. Early feedback from graduates of the Company's Riding Academy suggests they are excited about the opportunity to purchase a Street as their first Harley-Davidson motorcycle. In addition, early retail Street motorcycle sales in India and Southern Europe are very encouraging.
Retail sales in Canada were 18.0% lower in the second quarter of 2014 compared to the second quarter of 2013 which the Company believes is due to poor weather conditions and an adverse response to recent price increases by the Company's Canadian distributor initiated to recover unfavorable currency exchange impacts.
In the EMEA region, retail sales of Harley-Davidson motorcycles in the second quarter of 2014 increased 7.0% compared to the prior year driven by growth in southern European countries and emerging markets.
Second quarter 2014 retail sales in the Asia Pacific were up 1.5% compared to the second quarter of 2013. Strong retail sales in emerging markets were partially offset by a 20.9% decline in Japan. The Company believes that an increase in a Japan consumption tax that went into effect on April 1, 2014 pulled significant sales forward into the first quarter of 2014. The strong emerging market growth was driven by India where retail growth more than doubled in the second quarter of 2014 compared to the second quarter of 2013 as a result of strong demand for Street motorcycles.
The Latin American region retail sales were down 10.4% in the second quarter of 2014 compared to the prior year which presented a difficult year-over-year comparison as it reflected retail sales growth of 39.2%. Retail sales in Brazil have also been negatively impacted by a slowing economy, consumer uncertainty and very aggressive price competition.
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2014	June 30, 2013	Increase (Decrease)	% Change
North America Region
United States	58,225	58,241	(16)	—%
Canada	4,146	5,058	(912)	(18.0)%
Total North America Region	62,371	63,299	(928)	(1.5)%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	15,542	14,669	873	6.0%
Other	2,222	1,929	293	15.2%
Total EMEA Region	17,764	16,598	1,166	7.0%
Asia Pacific Region
Japan	2,510	3,174	(664)	(20.9)%
Other	4,792	4,019	773	19.2%
Total Asia Pacific Region	7,302	7,193	109	1.5%
Latin America Region	2,781	3,103	(322)	(10.4)%
Total Worldwide Retail Sales	90,218	90,193	25	—%
Total International Retail Sales	31,993	31,952	41	0.1%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 29, 2014		June 30, 2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	63,043	68.4%	57,070	67.5%	5,973	10.5%
International	29,174	31.6%	27,536	32.5%	1,638	5.9
Harley-Davidson motorcycle units	92,217	100.0%	84,606	100.0%	7,611	9.0%
Touring motorcycle units	41,095	44.6%	32,384	38.3%	8,711	26.9%
Custom motorcycle units(a)	32,231	34.9%	35,315	41.7%	(3,084)	(8.7)
Sportster® / Street motorcycle units(b)	18,891	20.5%	16,907	20.0%	1,984	11.7
Harley-Davidson motorcycle units	92,217	100.0%	84,606	100.0%	7,611	9.0%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.

The Company shipped 92,217 Harley-Davidson motorcycles worldwide during the second quarter of 2014, which was 9.0% higher than the second quarter of 2013 and in line with Company expectations. Shipments of touring and Sportster® / Street motorcycles as a percentage of total shipments increased in the second quarter of 2014 compared to the prior year while shipments of custom motorcycles as a percentage of total shipments decreased. The increase in touring motorcycle shipments as a percentage of total shipments was driven by the shipments of model year 2014 Rushmore motorcycles that continued to create demand in the market. Although the shipment mix of Sportster® / Street motorcycles was up, it did not increase as much as the Company had anticipated due to Street start-up issues. The Company plans to continue to increase Street motorcycle production through the third quarter of 2014 and it expects production to be at planned levels during the fourth quarter of 2014.(1)
U.S. dealer retail inventory of Harley-Davidson motorcycles was approximately 6,600 units higher at the end of the second quarter of 2014 compared to the same time last year. The Company believes the overall U.S. retail inventory of Harley-Davidson motorcycles at the end of the second quarter of 2014 was higher than it desired due to lower retail sales in the second quarter of 2014. The Company remains committed to aggressively managing supply with demand as it has lowered its 2014 full-year shipment guidance.(1) The Company continues to expect 2014 year-end retail inventory to be moderately higher from year-end 2013 levels driven primarily by the addition of the new Street models.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 29, 2014	June 30, 2013	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,480,914	$1,274,882	$206,032	16.2%
Parts & Accessories	271,572	269,588	1,984	0.7
General Merchandise	76,386	81,700	(5,314)	(6.5)
Other	5,413	5,296	117	2.2
Total revenue	1,834,285	1,631,466	202,819	12.4
Cost of goods sold	1,110,146	1,029,596	80,550	7.8
Gross profit	724,139	601,870	122,269	20.3
Selling & administrative expense	218,410	212,325	6,085	2.9
Engineering expense	32,473	37,177	(4,704)	(12.7)
Restructuring benefit	—	(5,297)	5,297	(100.0)
Operating expense	250,883	244,205	6,678	2.7
Operating income from Motorcycles	$473,256	$357,665	$115,591	32.3%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2013 to the second quarter of 2014 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
June 30, 2013	$1,631.5	$1,029.6	$601.9
Volume	94.8	65.0	29.8
Motorcycle price, net of related cost	73.5	55.0	18.5
Foreign currency exchange rates and hedging	7.6	(9.6)	17.2
Shipment mix	26.9	(4.0)	30.9
Raw material prices	—	(0.4)	0.4
Manufacturing and other costs	—	(25.4)	25.4
Total	202.8	80.6	122.2
June 29, 2014	$1,834.3	$1,110.2	$724.1

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2013 to the second quarter of 2014:

•
Volume increases were driven by the increase in wholesale motorcycle shipments and parts and accessories sales, partially offset by lower sales volumes for general merchandise. As the Company transforms the Harley-Davidson customer experience, it has initiated an aggressive SKU reduction plan across its General Merchandise product offering. The Company believes the reduction will better focus dealers on fast-moving products and improve the customer experience with a more targeted assortment of popular styles. The Company anticipates that revenue from General Merchandise sales will be largely flat for the next two quarters as dealers sell through the discontinued items.(1)

•
On average, wholesale prices for the Company’s 2014 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model year price increases on gross profit was partially offset by an increase in cost related to the significant additional content added to the 2014 model year motorcycles.

•
Gross profit benefited from changes in foreign currency exchange rates during the second quarter of 2014 compared to the second quarter of 2013. The favorability was driven by improved revenues as a result of the strengthening Euro and a favorable impact to cost of goods sold primarily due to foreign exchange losses recorded in the prior year.

•
Shipment mix changes positively impacted net revenue and gross profit in the second quarter of 2014 primarily as a result of a significantly higher mix of Touring motorcycles compared to the second quarter of 2013. The Company expects shipment mix to become significantly unfavorable in the second half of 2014 as Street motorcycle production and shipments increase and as mix favorability that resulted from the introduction of Project Rushmore motorcycles in the third quarter of 2013 moderates.(1)

•	Raw material prices were slightly lower in the second quarter of 2014 relative to the second quarter of 2013.

•
Manufacturing costs in the second quarter of 2014 benefited from increased year-over-year production, restructuring savings, lower temporary inefficiencies and lower pension costs compared to the second quarter of 2013. The manufacturing cost benefits were partially offset by start-up costs of approximately $5.3 million associated with the launch of the Company's new Street platform of motorcycles which are being produced at the Company's Kansas City, Missouri and India manufacturing facilities.

The net increase in operating expenses was primarily due to a restructuring benefit in the second quarter of 2013. In addition, slightly higher selling and administrative expenses in the second quarter of 2014 were partially offset by lower engineering expense compared to the second quarter of 2013.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 29, 2014	June 30, 2013	(Decrease) Increase	% Change
Interest income	$148,509	$144,784	$3,725	2.6%
Other income	17,905	18,057	(152)	(0.8)
Financial Services revenue	166,414	162,841	3,573	2.2
Interest expense	40,741	45,506	(4,765)	(10.5)
Provision for credit losses	15,961	11,297	4,664	41.3
Operating expenses	35,273	31,882	3,391	10.6
Financial Services expense	91,975	88,685	3,290	3.7
Operating income from Financial Services	$74,439	$74,156	$283	0.4%
Interest income for the second quarter of 2014 increased primarily due to higher average receivables in the wholesale and retail portfolios, partially offset by lower yields primarily on retail finance receivables due to increased competition. Interest expense for the second quarter of 2014 decreased primarily due to a $1.1 million loss on the extinguishment of medium-term notes compared to a $4.9 million loss on the extinguishment of medium-term notes in the second quarter of 2013, and a lower cost of funds.
The provision for credit losses increased $4.7 million in second quarter of 2014 as compared to the second quarter of 2013. The retail motorcycle provision increased $5.0 million in the second quarter of 2014 as a result of higher credit losses, portfolio growth, and an increase in retail motorcycle reserve rate. Credit losses were impacted by lower recovery values of repossessed motorcycles, changing consumer behavior, and lower recoveries as a result of fewer charge-offs in prior periods. The wholesale provision increased by $0.4 million due primarily to an increase in receivables.
Operating expenses for the second quarter of 2014 were higher as compared to the second quarter of 2013 due to higher administrative and employee-related expenses.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 29, 2014	June 30, 2013
Balance, beginning of period	$114,529	$106,792
Provision for finance credit losses	15,961	11,297
Charge-offs	(19,018)	(18,166)
Recoveries	10,883	11,401
Balance, end of period	$122,355	$111,324

Results of Operations for the Six Months Ended June 29, 2014
Compared to the Six Months Ended June 30, 2013
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 29, 2014	June 30, 2013	Increase (Decrease)	% Change
Operating income from Motorcycles & Related Products	$820,948	$634,426	$186,522	29.4%
Operating income from Financial Services	137,629	145,701	(8,072)	(5.5)
Operating income	958,577	780,127	178,450	22.9
Investment income	3,431	3,385	46	1.4
Interest expense	4,070	22,629	(18,559)	(82.0)
Income before income taxes	957,938	760,883	197,055	25.9
Provision for income taxes	337,868	265,015	72,853	27.5
Net income	$620,070	$495,868	$124,202	25.0%
Diluted earnings per share	$2.82	$2.20	$0.62	28.2%
Consolidated operating income was up 22.9% in the first six months of 2014 led by an increase in operating income from the Motorcycles segment which improved by $186.5 million, or 29.4%, compared to the first six months of 2013. Operating income for the Financial Services segment declined in the first six months of 2014 compared to the first six months of 2013. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the first six months of 2014 compared to the first six months of 2013 due to the retirement of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for the first half of 2014 was 35.3% compared to 34.8% for the first half of 2013. The higher effective tax rate in the first half of 2014 primarily reflects the absence of the U.S. Federal Research and Development tax credit that expired at the end of 2013. The effective tax rate for the first half of 2013 also included the full-impact of the 2012 U.S. Federal Research and Development tax credit due to the timing of the enactment of the American Taxpayer Relief Act.
Diluted earnings per share was $2.82 in the first six months of 2014, up 28.2% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 25.0% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 225.3 million in the first six months of 2013 to 219.8 million in the first six months of 2014, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 2.2% during the first half of 2014 compared to the first half of 2013, lower than Company expectations. Retail sales of Harley-Davidson motorcycles increased 1.1% in the United States and increased 4.2% internationally in the first half of 2014.

As anticipated, the Company believes the absence of its popular Road Glide models from the 2014 model year continued to adversely impact year-over-year U.S. retail sales results. Retail sales of Road Glide models represented approximately 10% of the U.S. retail sales in the first half of 2013. The Company also believes that prolonged poor weather conditions across parts of the U.S., and soft Sportster® sales, which the Company believes may be the result of the better than expected enthusiasm it is experiencing for the new Street motorcycles, negatively impacted U.S. retail sales in the first six months of 2014. The Company believes some customers are waiting to compare the two product offerings first-hand; however, start-up delays have resulted in slower-than-expected shipments of Street motorcycles to dealers for sales to retail customers and very low product availability to-date. Wholesale shipments of Street motorcycles for U.S. retail customers began late in the second quarter in very limited quantities. Although the availability of Street motorcycles for retail sales is not at the level the Company had anticipated, approximately 2,200 Street 500 motorcycles were sold to U.S. dealers in the first six months of 2014 for use in the Company's Riding Academy. Retail sales in the first six months of 2014 in EMEA were up 7.5% compared to the first six months of 2013 driven by growth across most of the European countries. The increase was aided by favorable year-over-year weather comparisons across most of Europe. Emerging markets within the EMEA region continued to grow, reflecting the Company's investment in its distribution network.
In the Asia-Pacific region, retail sales increased 10.1% in the first six months of 2014 compared to the same period last year driven by strong growth in emerging markets.
Latin America region retail sales in the first six months of 2014 were down 2.1% compared to the first six months of 2013 in part as a result of a difficult year-over-year comparison. Latin America retail sales grew 22.8% in first six months of 2013. In addition, retail sales in Brazil in the first six months of 2014 were negatively impacted by difficult economic conditions, consumer uncertainty and aggressive price competition.
Retail sales in Canada were down 13.5% in the first six months of 2014 compared to the same period last year. The Company believes the decrease was primarily due to the poor weather conditions in the market and an adverse response to price increases by the Company's Canadian distributor that were initiated to recover unfavorable currency exchange rates.
On an industry-wide basis, retail sales of 601+cc street-legal motorcycles were up 1.9% in the United States and up 14.3% in Europe for the six months ended June 30, 2014 when compared to the same period in 2013.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	June 30, 2014	June 30, 2013	Increase (Decrease)	% Change
North America Region
United States	93,955	92,947	1,008	1.1%
Canada	6,155	7,117	(962)	(13.5)
Total North America Region	100,110	100,064	46	—
Europe, Middle East and Africa Region (EMEA)
Europe(b)	23,916	22,369	1,547	6.9
Other	3,788	3,412	376	11.0
Total EMEA Region	27,704	25,781	1,923	7.5
Asia Pacific Region
Japan	5,403	5,347	56	1.0
Other	9,077	7,804	1,273	16.3
Total Asia Pacific Region	14,480	13,151	1,329	10.1
Latin America Region	5,339	5,451	(112)	(2.1)
Total Worldwide Retail Sales	147,633	144,447	3,186	2.2%
Total International Retail Sales	53,678	51,500	2,178	4.2%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	June 30, 2014	June 30, 2013	Increase	% Change
United States(b)	173,960	170,733	3,227	1.9%
Europe(c)	209,218	182,965	26,253	14.3%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 29, 2014		June 30, 2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	117,334	67.9%	107,753	67.4%	9,581	8.9%
International	55,565	32.1%	52,075	32.6%	3,490	6.7
Harley-Davidson motorcycle units	172,899	100.0%	159,828	100.0%	13,071	8.2%
Touring motorcycle units	77,273	44.7%	63,716	39.8%	13,557	21.3%
Custom motorcycle units(a)	61,380	35.5%	65,617	41.1%	(4,237)	(6.5)
Sportster® / Street motorcycle units(b)	34,246	19.8%	30,495	19.1%	3,751	12.3
Harley-Davidson motorcycle units	172,899	100.0%	159,828	100.0%	13,071	8.2%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 172,899 motorcycles worldwide during the first half of 2014, which was 8.2% higher than the first half of 2013. International shipments as a percent of total shipments declined from 32.6% in the first six months of 2013 to 32.1% for first six months of 2014. The shipment mix of touring motorcycles in the first six months of 2014 increased from the prior year as the Company's Project Rushmore touring motorcycles continued to create demand in the market. The shipment mix of Sportster® / Street motorcycles increased in the first six months of 2014 compared to the same period last year. The increase was in part driven by the initial shipments of the Company's new Street motorcycles. In the U.S., approximately 2,200 Street 500TM motorcycles were shipped in the first six months of 2014 for use in Harley-Davidson Riding Academy fleets at dealerships. Although the shipment mix of Sportster® / Street motorcycles increased, it did not increase as much as the Company had anticipated due to Street start-up issues. The Company plans to continue to increase Street motorcycle production through the third quarter of 2014 and it expects production to be at planned levels during the fourth quarter of 2014.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 29, 2014	June 30, 2013	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,785,953	$2,428,709	$357,244	14.7%
Parts & Accessories	469,707	453,626	16,081	3.5
General Merchandise	140,500	153,844	(13,344)	(8.7)
Other	9,813	9,535	278	2.9
Total revenue	3,405,973	3,045,714	360,259	11.8
Cost of goods sold	2,089,703	1,924,402	165,301	8.6
Gross profit	1,316,270	1,121,312	194,958	17.4
Selling & administrative expense	429,585	414,895	14,690	3.5
Engineering expense	65,737	74,350	(8,613)	(11.6)
Restructuring benefit	—	(2,359)	2,359	(100.0)
Operating expense	495,322	486,886	8,436	1.7
Operating income from Motorcycles	$820,948	$634,426	$186,522	29.4%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2013 to the first half of 2014 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
June 30, 2013	$3,045.7	$1,924.4	$1,121.3
Volume	185.2	123.8	61.4
Motorcycle price, net of related costs	126.7	94.2	32.5
Foreign currency exchange rates and hedging	(3.0)	(25.4)	22.4
Shipment mix	51.4	3.3	48.1
Raw material prices	—	(2.2)	2.2
Manufacturing and other costs	—	(28.4)	28.4
Total	360.3	165.3	195.0
June 29, 2014	$3,406.0	$2,089.7	$1,316.3

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2013 to first half of 2014:

•
Volume increases were driven by the increase in wholesale motorcycle shipments and parts and accessories sales, partially offset by lower sales volumes for general merchandise. As the Company transforms the Harley-Davidson customer experience, it has initiated an aggressive SKU reduction plan across its General Merchandise product offering. The Company believes the reduction will better focus dealers on fast-moving products and improve the customer experience with a more targeted assortment of popular styles. The Company anticipates that revenue from General Merchandise sales will be largely flat for the next two quarters as dealers sell through the discontinued items.

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

•
Gross profit benefited from changes in foreign currency exchange rates during the first six months of 2014 compared to the first six months of 2013. Revenue was negatively impacted by a devaluation in the Japanese yen, Brazilian real and Australian dollar that was partially offset by a strengthening of the Euro. The negative impact to revenue was more than offset by a positive impact to cost of goods sold primarily due to foreign exchange losses recorded in the prior year.

•
Shipment mix changes positively impacted net revenue and gross profit as a result of a significantly higher mix of Touring motorcycles compared to the second quarter of 2013. The Company continues to expect shipment mix to become significantly unfavorable in the second half of 2014 as Street motorcycle production and shipments increase and as the mix favorability that resulted from the introduction of Project Rushmore motorcycles in the third quarter of 2013 moderates.(1)

•	Raw material prices were lower in the first half of 2014 relative to the first half of 2013.

•
Manufacturing costs in the first six months of 2014 benefited from increased year-over-year production, restructuring savings, lower temporary inefficiencies and lower pension costs compared to last year's first six months. The manufacturing cost benefits were partially offset by start-up costs of approximately $10 million associated with the launch of the Company's new Street platform of motorcycles which are being produced at the Company's Kansas City, Missouri and India manufacturing facilities.

The net increase in operating expense was primarily due to higher selling and administrative expenses and the absence of the restructuring benefit recorded in the first half of 2013, partially offset by lower engineering expense. The higher selling and administrative expenses were primarily due to higher spending in support of the Company’s growth initiatives. For further information regarding the Company’s completed restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 29, 2014	June 30, 2013	(Decrease) Increase	% Change
Interest income	$289,906	$288,731	$1,175	0.4%
Other income	30,868	31,075	(207)	(0.7)
Financial Services revenue	320,774	319,806	968	0.3
Interest expense	79,598	86,060	(6,462)	(7.5)
Provision for credit losses	36,292	24,407	11,885	48.7
Operating expenses	67,255	63,638	3,617	5.7
Financial Services expense	183,145	174,105	9,040	5.2
Operating income from Financial Services	$137,629	$145,701	$(8,072)	(5.5)%
Interest income was slightly higher in the first six months of 2014 due to higher average receivables in the retail and wholesale portfolios compared to the first six months of 2013, partially offset by lower yields primarily on retail finance receivables due to increased competition. Interest expense for the first six months of 2014 decreased primarily due to a $1.1 million loss on the extinguishment of medium-term notes compared to a $4.9 million loss on the extinguishment of medium-term notes in the first six months of 2013 and a lower costs of funds.
The provision for credit losses increased $11.9 million in the first six months of 2014. The retail motorcycle provision increased $11.3 million in the first six months of 2014 primarily as a result of higher credit losses, portfolio growth, and an increase in the retail motorcycle reserve rate . Credit losses were impacted by lower recovery values of repossessed motorcycles, changing consumer behavior, and lower recoveries as a result of fewer charge-offs in prior periods. The wholesale provision was unfavorable by $1.5 million due primarily to portfolio growth in the first six months of 2014 as well as a reserve rate increase in the first six months of 2014.
Operating expenses for the first six months of 2014 were higher as compared to the first six months of 2013 due to higher administrative and employee-related expenses.
Annualized losses on HDFS' retail motorcycle loans were 0.97% through June 29, 2014 compared to 0.80% through June 30, 2013. The 30-day delinquency rate for retail motorcycle loans at June 29, 2014 decreased to 2.68% from 2.75% at June 30, 2013.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 29, 2014	June 30, 2013
Balance, beginning of period	$110,693	$107,667
Provision for credit losses	36,292	24,407
Charge-offs	(46,361)	(43,409)
Recoveries	21,731	22,659
Balance, end of period	$122,355	$111,324

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as of June 29, 2014 to reflect the new projected principal and interest payments for the remainder of 2014 and beyond as follows (in thousands):

	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Principal payments on debt	$1,400,510	$2,027,605	$1,907,886	$22,932	$5,358,933
Interest payments on debt	70,797	197,539	102,188	496	371,020
	$1,471,307	$2,225,144	$2,010,074	$23,428	$5,729,953
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at June 29, 2014 remain constant.
As of June 29, 2014, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including an ongoing site-wide remedial investigation/feasibility study (RI/FS). In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy, and the parties amended the Agreement in 2013 to address ordnance and explosive waste.

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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)

Liquidity and Capital Resources as of June 29, 2014(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations, and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

June 29, 2014
Cash and cash equivalents	$999,346
Current marketable securities	57,814
Total cash and cash equivalents and marketable securities	1,057,160

Global credit facilities	730,378
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	14,156
Total availability under credit facilities	1,344,534
Total	$2,401,694

(a)	The U.S. commercial paper conduit facility expires on September 12, 2014. The Company anticipates that it will renew this facility prior to expiration(1).

(b)
The Canadian commercial paper conduit facility expired on June 30, 2014 and is limited to Canadian denominated borrowings. The Company renewed this facility and the new facility expires June 30, 2015(1).

The Company continues to monitor and adjust to changes in the lending environment for its Financial Services operations. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets. These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 29, 2014	June 30, 2013
Net cash provided by operating activities	$570,592	$389,677
Net cash used by investing activities	(419,759)	(289,461)
Net cash provided by financing activities	(223,082)	150,490
Effect of exchange rate changes on cash and cash equivalents	4,983	(18,154)
Net (decrease) increase in cash and cash equivalents	$(67,266)	$232,552
Operating Activities
The increase in cash provided by operating activities for the first six months of 2014 compared to the first six months of 2013 was due in part to increased earnings and favorable changes in working capital, partially offset by higher wholesale finance originations. In addition, operating cash flow in 2013 was adversely impacted by a $175.0 million voluntary contribution to the Company's qualified pension plans. No contributions to qualified pension plans are required or planned in 2014(1). The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $74.5 million in the first six months of 2014 compared to $66.6 million in the same period last year. Net cash outflows for finance receivables for the first six months of 2014 were $155.8 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first six months of 2014. A net decrease in marketable securities during the first six months of 2014 resulted in higher investing cash flows of approximately $40.0 million compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $223.7 million in the first six months of 2014 compared to $208.7 million for the same period last year. Share repurchases during the first six months of 2014 included 3.3 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of June 29, 2014, there were 26.6 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.550 and $0.420 per share totaling $120.6 million and $94.2 million during the first six months of 2014 and 2013, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $94.6 million in the first six months of 2014 compared to net cash inflows of $436.4 million in the first six months of 2013. The Company repaid $303.0 million of senior unsecured notes in the first half of 2014. The Company’s total outstanding debt consisted of the following (in thousands):

	June 29, 2014	June 30, 2013
Unsecured commercial paper	$619,622	$525,745
Asset-backed Canadian commercial paper conduit facility	173,224	175,229
Medium-term notes	2,853,232	2,858,638
Senior unsecured notes	—	303,000
Term asset-backed securitization debt	1,712,855	1,673,759
Total debt	$5,358,933	$5,536,371
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 29, 2014 were as follows:

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
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of June 29, 2014 supported by the $675.0 million four-year credit facility which matures in April 2019 and the $675.0 million five-year credit facility which matures in April 2017, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 29, 2014 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$904,417	6.80%	May 2008	June 2018
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the outstanding balance by $1.2 million and $1.9 million at June 29, 2014 and June 30, 2013, respectively.
During the second quarter of 2014, HDFS repurchased an aggregate of $6.1 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $1.1 million in loss on the extinguishment of debt, which included unamortized discounts and fees. During the second quarter of 2013, HDFS repurchased an aggregate of $23.0 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.9 million in loss on the extinguishment of debt, which included unamortized discounts and fees.
Senior Unsecured Notes – In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provided for semi-annual interest payments and principal due at maturity. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. The senior unsecured notes matured in February 2014 and the Company repaid the remaining senior unsecured notes outstanding.
Asset-Backed Canadian Commercial Paper Conduit Facility –HDFS has a facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit has an expiration date of June 30, 2015, as it was renewed on June 30, 2014 with similar terms and for the same amount. The contractual maturity of the debt is approximately 5 years.
During the second quarter of 2014, HDFS transferred $26.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million. During the first quarter of 2014, HDFS transferred $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $13.8 million. During the second quarter of 2013, HDFS transferred $53.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $47.1 million. The transferred assets are restricted as collateral for the payment of the debt.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – HDFS has a revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. At June 29, 2014 and June 30, 2013, HDFS had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of June 29, 2014, the U.S. Conduit expires September 12, 2014.
Term Asset-Backed Securitization VIEs – For all of the term asset-backed securitization transactions, HDFS transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of HDFS’ creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2014 to 2021.
During 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. The unaccreted premium associated with the issuance of these secured notes was $0.4 million and $0.7 million at June 29, 2014 and June 30, 2013, respectively.
During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the six months ended June 29, 2014 or June 30, 2013.
Intercompany Borrowing – During the first six months ended June 29, 2014, HDFS and the Company had in effect the following term loan agreements under which HDFS borrowed from the Company (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	June 2013	April 2014 *
$150,000	September 2013	April 2014 *
$300,000	April 2014	April 2015
$250,000	June 2014	September 2014
* This loan was repaid in 2014 on or before the maturity date.
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
At June 29, 2014, HDFS and the Company remained in compliance with all of the then existing covenants.
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

(ii)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iii)	manage through inconsistent economic conditions, including changing capital, credit and retail markets,

(iv)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(v)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(vi)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(vii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(viii)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems,

(ix)	anticipate the level of consumer confidence in the economy,

(x)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(xi)	manage production capacity and production changes,

(xii)	provide products, services and experiences that are successful in the marketplace,

(xiii)	manage risks that arise through expanding international manufacturing, operations and sales,

(xiv)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio,

(xv)	continue to manage the relationships and agreements that it has with its labor unions to help drive long-term competitiveness,

(xvi)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xvii)	retain and attract talented employees,

(xviii)	manage the risks that the Company's independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xix)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital,

(xx)	continue to develop the capabilities of its distributor and dealer network, and

(xxi)	detect any issues with the Company's motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation.

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
In recent years, HDFS has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals in the sub-prime lending environment.
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

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 29, 2014:

2014 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 to May 4	752,993	68	752,993	27,600,024
May 5 to June 1	565,810	72	565,810	27,210,995
June 2 to June 29	621,009	71	621,009	26,605,882
Total	1,939,812	70	1,939,812

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 1.8 million shares during the quarter ended June 29, 2014 under this authorization. As of June 29, 2014, no shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary share repurchases of 0.2 million shares during the quarter ended June 29, 2014 under this authorization. As of June 29, 2014, 6.6 million shares remained under this authorization.
Additionally, in February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended June 29, 2014 under this authorization. As of June 29, 2014 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2014, the Company acquired 4,770 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 61 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 8/7/2014	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 8/7/2014	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description

10.1
Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 26, 2014 filed on March 17, 2014 (File No. 1-9183))

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)

32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 29, 2014, filed on August 7, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.