Form 10-Q
period 2014-09-28
HARLEY DAVIDSON INC
filed 2014-11-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at October 31, 2014: 214,268,152 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 28, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
Motorcycles and Related Products	$1,130,558	$1,180,284	$4,536,531	$4,225,998
Financial Services	171,046	163,434	491,820	483,240
Total revenue	1,301,604	1,343,718	5,028,351	4,709,238
Costs and expenses:
Motorcycles and Related Products cost of goods sold	735,958	763,969	2,825,661	2,688,371
Financial Services interest expense	40,141	39,944	119,739	126,004
Financial Services provision for credit losses	21,497	14,604	57,789	39,011
Selling, administrative and engineering expense	279,935	273,016	842,512	825,899
Restructuring expense (benefit)	—	646	—	(1,713)
Total costs and expenses	1,077,531	1,092,179	3,845,701	3,677,572
Operating income	224,073	251,539	1,182,650	1,031,666
Investment income	1,509	1,161	4,940	4,546
Interest expense	77	11,369	4,147	33,998
Income before provision for income taxes	225,505	241,331	1,183,443	1,002,214
Provision for income taxes	75,439	78,615	413,307	343,630
Net income	$150,066	$162,716	$770,136	$658,584
Earnings per common share:
Basic	$0.70	$0.73	$3.54	$2.95
Diluted	$0.69	$0.73	$3.52	$2.93
Cash dividends per common share	$0.275	$0.210	$0.825	$0.630
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net Income	$150,066	$162,716	$770,136	$658,584
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(32,529)	9,232	(23,848)	(12,642)
Derivative financial instruments	12,595	(6,500)	15,518	4,011
Marketable securities	(148)	(187)	(264)	(814)
Pension and postretirement benefit plans	6,069	10,239	18,206	30,717
Total other comprehensive (loss) income, net of tax	$(14,013)	$12,784	$9,612	$21,272
Comprehensive income	$136,053	$175,500	$779,748	$679,856
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 28, 2014	December 31, 2013	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$979,866	$1,066,612	$1,029,955
Marketable securities	57,579	99,009	122,234
Accounts receivable, net	286,256	261,065	290,158
Finance receivables, net	2,012,466	1,773,686	1,829,612
Inventories	460,958	424,507	401,199
Restricted cash	142,286	144,807	194,329
Deferred income taxes	54,962	103,625	113,367
Other current assets	208,105	115,492	111,821
Total current assets	4,202,478	3,988,803	4,092,675
Finance receivables, net	4,653,034	4,225,877	4,355,278
Property, plant and equipment, net	826,764	842,477	795,235
Prepaid pension costs	261,983	244,871	—
Goodwill	28,638	30,452	30,041
Deferred income taxes	2,559	3,339	143,047
Other long-term assets	50,050	69,221	67,732
	$10,025,506	$9,405,040	$9,484,008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,288	$239,794	$326,713
Accrued liabilities	507,006	427,335	539,227
Short-term debt	352,430	666,317	394,460
Current portion of long-term debt	1,518,320	1,176,140	721,316
Total current liabilities	2,707,044	2,509,586	1,981,716
Long-term debt	3,573,118	3,416,713	4,067,733
Pension liability	38,594	36,371	144,563
Postretirement healthcare liability	204,890	216,165	267,919
Deferred income taxes	42,326	49,499	—
Other long-term liabilities	175,171	167,220	140,230
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,439	3,432	3,429
Additional paid-in-capital	1,242,676	1,175,052	1,152,822
Retained earnings	8,443,005	7,852,729	7,824,236
Accumulated other comprehensive loss	(323,064)	(332,676)	(586,406)
Treasury stock, at cost	(6,081,693)	(5,689,051)	(5,512,234)
Total shareholders' equity	3,284,363	3,009,486	2,881,847
	$10,025,506	$9,405,040	$9,484,008

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 28, 2014	December 31, 2013	September 29, 2013
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$336,520	$352,899	$419,892
Other assets	$3,845	$4,149	$5,456
Non-current finance receivables, net	$1,279,917	$1,184,441	$1,460,834
Restricted cash	$129,828	$133,053	$181,231
Current portion of long-term debt	$378,190	$334,630	$378,472
Long-term debt	$1,096,958	$922,002	$1,068,184
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 28, 2014	September 29, 2013
Net cash provided by operating activities (Note 3)	$966,868	$825,103
Cash flows from investing activities:
Capital expenditures	(120,316)	(111,690)
Origination of finance receivables	(2,918,881)	(2,617,100)
Collections on finance receivables	2,308,237	2,170,919
Purchases of marketable securities	—	(4,998)
Sales and redemptions of marketable securities	41,010	17,105
Other	275	6,721
Net cash used by investing activities	(689,675)	(539,043)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—
Proceeds from issuance of medium-term notes	594,431	—
Repayments of medium-term notes	(7,220)	(27,858)
Proceeds from securitization debt	847,126	647,516
Repayments of securitization debt	(631,302)	(650,424)
Net (decrease) increase in credit facilities and unsecured commercial paper	(315,278)	99,416
Borrowings of asset-backed commercial paper	57,669	69,555
Repayments of asset-backed commercial paper	(58,717)	(58,990)
Net change in restricted cash	2,521	(6,321)
Dividends paid	(179,860)	(140,772)
Purchase of common stock for treasury	(393,459)	(302,196)
Excess tax benefits from share-based payments	8,873	18,444
Issuance of common stock under employee stock option plans	28,850	39,145
Net cash used by financing activities	(349,366)	(312,485)
Effect of exchange rate changes on cash and cash equivalents	(14,573)	(11,758)
Net decrease in cash and cash equivalents	$(86,746)	$(38,183)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,066,612	$1,068,138
Net decrease in cash and cash equivalents	(86,746)	(38,183)
Cash and cash equivalents—end of period	$979,866	$1,029,955
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 28, 2014 and September 29, 2013, the condensed consolidated statements of operations for the three and nine month periods then ended, the condensed consolidated statements of comprehensive income for the three and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended.
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

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 28, 2014	December 31, 2013	September 29, 2013
Available-for-sale: Corporate bonds	$57,579	$99,009	$122,234
Trading securities: Mutual funds	32,727	30,172	23,277
	$90,306	$129,181	$145,511
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2014 and 2013, the Company recognized gross unrealized losses of approximately $0.4 million and $1.3 million, respectively, or $0.3 million and $0.8 million net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 6 to 20 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 28, 2014	December 31, 2013	September 29, 2013
Components at the lower of FIFO cost or market
Raw materials and work in process	$148,267	$140,302	$130,510
Motorcycle finished goods	242,133	205,416	181,239
Parts and accessories and general merchandise	119,284	127,515	135,339
Inventory at lower of FIFO cost or market	509,684	473,233	447,088
Excess of FIFO over LIFO cost	(48,726)	(48,726)	(45,889)
	$460,958	$424,507	$401,199

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$770,136	$658,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130,688	122,658
Amortization of deferred loan origination costs	70,330	63,548
Amortization of financing origination fees	6,405	6,994
Provision for employee long-term benefits	25,281	50,158
Contributions to pension and postretirement plans	(22,528)	(197,243)
Stock compensation expense	27,862	31,030
Net change in wholesale finance receivables related to sales	(194,711)	(71,869)
Provision for credit losses	57,789	39,011
Loss on debt extinguishment	1,145	4,947
Deferred income taxes	(12,030)	—
Foreign currency adjustments	12,948	12,874
Other, net	11,535	(63)
Changes in current assets and liabilities:
Accounts receivable, net	(40,015)	(65,835)
Finance receivables—accrued interest and other	(2,077)	937
Inventories	(48,095)	(19,233)
Accounts payable and accrued liabilities	191,354	142,277
Restructuring reserves	—	(24,521)
Derivative instruments	(1,813)	(1,818)
Other	(17,336)	72,667
Total adjustments	196,732	166,519
Net cash provided by operating activities	$966,868	$825,103

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
The following table summarizes the Motorcycles segment’s 2011 Kansas City Restructuring Plan and modified 2011 New Castalloy Restructuring Plan reserve activity and balances as recorded in accrued liabilities as of September 29, 2013 (in thousands):

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

The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities as of September 29, 2013 (in thousands):

Nine months ended
September 29, 2013
Employee Severance and Termination Costs
Balance, beginning of period	$10,156
Restructuring expense	—
Utilized—cash	(9,710)
Non-cash reserve release	(446)
Balance, end of period	$—
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
The following table summarizes the Company’s 2009 Restructuring Plan reserve activity and balances recorded in accrued liabilities as of September 29, 2013 (in thousands):

	Nine months ended September 29, 2013
	Motorcycles & Related Products
	Employee Severance and Termination Costs	Accelerated Depreciation	Other	Total
Balance, beginning of period	$5,196	$—	$161	$5,357
Restructuring expense	—	—	2,446	2,446
Utilized—cash	(1,620)	—	(2,607)	(4,227)
Non-cash reserve release	(1,531)	—	—	(1,531)
Balance, end of period	$2,045	$—	$—	$2,045
Other restructuring costs included items such as the exit costs for terminating supply contracts, lease termination costs and moving costs.

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
Finance receivables, net, consisted of the following (in thousands):

	September 28, 2014	December 31, 2013	September 29, 2013
Retail	$5,757,927	$5,265,044	$5,405,670
Wholesale	1,033,576	845,212	891,141
	6,791,503	6,110,256	6,296,811
Allowance for credit losses	(126,003)	(110,693)	(111,921)
	$6,665,500	$5,999,563	$6,184,890
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 28, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$114,899	$7,456	$122,355
Provision for credit losses	23,612	(2,115)	21,497
Charge-offs	(26,093)	—	(26,093)
Recoveries	8,244	—	8,244
Balance, end of period	$120,662	$5,341	$126,003
	Three months ended September 29, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$103,770	$7,554	$111,324
Provision for credit losses	16,168	(1,564)	14,604
Charge-offs	(23,708)	—	(23,708)
Recoveries	9,701	—	9,701
Balance, end of period	$105,931	$5,990	$111,921
	Nine months ended September 28, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	57,078	711	57,789
Charge-offs	(72,454)	—	(72,454)
Recoveries	29,975	—	29,975
Balance, end of period	$120,662	$5,341	$126,003
	Nine months ended September 29, 2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	39,246	(235)	39,011
Charge-offs	(67,117)	—	(67,117)
Recoveries	32,360	—	32,360
Balance, end of period	$105,931	$5,990	$111,921
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 28, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	120,662	5,341	126,003
Total allowance for credit losses	$120,662	$5,341	$126,003
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,757,927	1,033,576	6,791,503
Total finance receivables	$5,757,927	$1,033,576	$6,791,503
	December 31, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,063	4,630	110,693
Total allowance for credit losses	$106,063	$4,630	$110,693
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,265,044	845,212	6,110,256
Total finance receivables	$5,265,044	$845,212	$6,110,256
	September 29, 2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	105,931	5,990	111,921
Total allowance for credit losses	$105,931	$5,990	$111,921
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,405,670	891,141	6,296,811
Total finance receivables	$5,405,670	$891,141	$6,296,811
There were no wholesale finance receivables at September 28, 2014, December 31, 2013, or September 29, 2013 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 28, 2014, December 31, 2013 and September 29, 2013, all retail finance receivables were accounted for as interest-earning receivables, of which $20.3 million, $24.6 million and $17.8 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. HDFS will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at September 28, 2014, December 31, 2013 or September 29, 2013. At September 28, 2014, December 31, 2013 and September 29, 2013, $0.2 million, $0.2 million, and $0.6 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	September 28, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,607,089	$99,489	$31,006	$20,343	$150,838	$5,757,927
Wholesale	1,032,846	496	77	157	730	1,033,576
Total	$6,639,935	$99,985	$31,083	$20,500	$151,568	$6,791,503
	December 31, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,094,615	$109,806	$36,029	$24,594	$170,429	$5,265,044
Wholesale	844,033	791	181	207	1,179	845,212
Total	$5,938,648	$110,597	$36,210	$24,801	$171,608	$6,110,256
	September 29, 2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,260,125	$99,255	$28,531	$17,759	$145,545	$5,405,670
Wholesale	889,531	681	302	627	1,610	891,141
Total	$6,149,656	$99,936	$28,833	$18,386	$147,155	$6,296,811
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
The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 28, 2014	December 31, 2013	September 29, 2013
Prime	$4,550,126	$4,141,559	$4,249,780
Sub-prime	1,207,801	1,123,485	1,155,890
Total	$5,757,927	$5,265,044	$5,405,670
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 28, 2014	December 31, 2013	September 29, 2013
Doubtful	$1,297	$—	$3,966
Substandard	6,682	8,383	10,486
Special Mention	—	2,076	—
Medium Risk	5,714	5,205	6,914
Low Risk	1,019,883	829,548	869,775
Total	$1,033,576	$845,212	$891,141
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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	September 28, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,651,552	$(35,115)	$129,828	$3,313	$1,749,578	$1,475,148
Asset-backed U.S. commercial paper conduit facility	—	—	—	532	532	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,933	(3,259)	12,458	213	213,345	165,166
Total on-balance sheet assets and liabilities	$1,855,485	$(38,374)	$142,286	$4,058	$1,963,455	$1,640,314

	December 31, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,569,118	$(31,778)	$133,053	$3,720	$1,674,113	$1,256,632
Asset-backed U.S. commercial paper conduit facility	—	—	—	429	429	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,092	(3,361)	11,754	589	213,074	174,241
Total on-balance sheet assets and liabilities	$1,773,210	$(35,139)	$144,807	$4,738	$1,887,616	$1,430,873

	September 29, 2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,918,447	$(37,721)	$181,231	$4,866	$2,066,823	$1,446,656
Asset-backed U.S. commercial paper conduit facility	—	—	—	590	590	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,828	(3,424)	13,098	93	214,595	180,584
Total on-balance sheet assets and liabilities	$2,123,275	$(41,145)	$194,329	$5,549	$2,282,008	$1,627,240
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

During 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. The unaccreted premium associated with the issuance of these secured notes was $0.3 million and $0.5 million at September 28, 2014 and September 29, 2013, respectively.
During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the nine months ended September 28, 2014 or September 29, 2013.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2014, the Company amended and restated its facility (U.S. Conduit) with a third-party bank sponsored asset-backed commercial paper conduit, which provides for a total aggregate commitment of $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle loans held by a SPE as collateral. Under the facility, HDFS may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits.
The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal generally based on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the U.S. Conduit has an expiration date of October 30, 2015.
The SPE had no borrowings outstanding under the U.S. Conduit at September 28, 2014, December 31, 2013 or September 29, 2013; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2014, HDFS amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, the Canadian Conduit has an expiration date of June 30, 2015. The contractual maturity of the debt is approximately 5 years.
As HDFS participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $48.2 million at September 28, 2014. The maximum exposure is not an indication of the Company's expected loss exposure.
During the third quarter of 2014, HDFS transferred $24.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.4 million. During the first nine months of 2014, HDFS transferred $66.5 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $58.2 million.
During the third quarter of 2013, HDFS transferred $26.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million. During the first nine months of 2013, HDFS transferred $80.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $70.1 million.

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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Foreign currency exchange contracts are valued using publicly quoted spot and forward prices; commodity contracts are valued using publicly quoted prices, where available, or dealer quotes; interest rate swaps were valued using publicized swap curves; and investments in marketable securities and cash equivalents are valued using publicly quoted prices.
Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following tables.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 28, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$687,259	$366,942	$320,317	$—
Marketable securities	90,306	32,727	57,579	—
Derivatives	24,908	—	24,908	—
	$802,473	$399,669	$402,804	$—
Liabilities:
Derivatives	$441	$—	$441	$—
	December 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$836,387	$516,173	$320,214	$—
Marketable securities	129,181	30,172	99,009	—
Derivatives	1,932	—	1,932	—
	$967,500	$546,345	$421,155	$—
Liabilities:
Derivatives	$3,925	$—	$3,925	$—
	September 29, 2013
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$809,067	$483,515	$325,552	$—
Marketable securities	145,511	23,277	122,234	—
Derivatives	1,733	—	1,733	—
	$956,311	$506,792	$449,519	$—
Liabilities:
Derivatives	$1,152	$—	$1,152	$—

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	September 28, 2014		December 31, 2013		September 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$979,866	$979,866	$1,066,612	$1,066,612	$1,029,955	$1,029,955
Marketable securities	$90,306	$90,306	$129,181	$129,181	$145,511	$145,511
Accounts receivable, net	$286,256	$286,256	$261,065	$261,065	$290,158	$290,158
Derivatives	$24,908	$24,908	$1,932	$1,932	$1,733	$1,733
Finance receivables, net	$6,760,096	$6,665,500	$6,086,441	$5,999,563	$6,266,406	$6,184,890
Restricted cash	$142,286	$142,286	$144,807	$144,807	$194,329	$194,329
Liabilities:
Accounts payable	$329,288	$329,288	$239,794	$239,794	$326,713	$326,713
Derivatives	$441	$441	$3,925	$3,925	$1,152	$1,152
Unsecured commercial paper	$352,430	$352,430	$666,317	$666,317	$394,460	$394,460
Asset-backed Canadian commercial paper conduit facility	$165,166	$165,166	$174,241	$174,241	$180,584	$180,584
Medium-term notes	$3,641,946	$3,451,124	$3,087,852	$2,858,980	$3,092,947	$2,858,809
Senior unsecured notes	$—	$—	$305,958	$303,000	$315,927	$303,000
Term asset-backed securitization debt	$1,476,300	$1,475,148	$1,259,314	$1,256,632	$1,447,710	$1,446,656
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Net and Accounts Payable – With the exception of certain cash equivalents, the carrying values of these items in the financial statements are based on historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments. Fair value is based on Level 1 or Level 2 inputs.
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
Derivatives – Foreign currency exchange contracts and commodity contracts are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of foreign currency exchange and commodity contracts is determined using publicly quoted prices. Fair value is calculated using Level 2 inputs.
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

The fair value of the senior unsecured notes was estimated based upon rates then available for debt with similar terms and remaining maturities. Fair value was calculated using Level 2 inputs.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company utilizes foreign currency exchange contracts to mitigate the effects of certain currencies’ fluctuations on earnings. The foreign currency exchange contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company utilizes commodity contracts to hedge portions of the cost of certain commodities consumed in the Company’s motorcycle production and distribution operations.
The Company’s foreign currency exchange contracts and commodity contracts generally have maturities of less than one year.
The Company’s earnings are affected by changes in interest rates. HDFS previously utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The swaps expired during the second quarter of 2013, and as of September 28, 2014, HDFS had no interest rate swaps outstanding.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 28, 2014			December 31, 2013			September 29, 2013
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$367,077	$24,908	$—	$299,550	$1,672	$3,842	$335,172	$1,714	$771
Commodity contracts(c)	1,599	—	100	1,286	76	—	1,784	—	52
Total	$368,676	$24,908	$100	$300,836	$1,748	$3,842	$336,956	$1,714	$823
	September 28, 2014			December 31, 2013			September 29, 2013
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$7,711	$—	$341	$9,855	$184	$83	$11,250	$19	$329
	$7,711	$—	$341	$9,855	$184	$83	$11,250	$19	$329

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Nine months ended
Cash Flow Hedges	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Foreign currency contracts	$26,941	$(10,324)	$29,434	$6,120
Commodity contracts	(100)	27	91	(46)
Interest rate swaps	—	—	—	(2)
Total	$26,841	$(10,297)	$29,525	$6,072

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Expected to be Reclassified
Cash Flow Hedges	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	Over the Next Twelve Months
Foreign currency contracts(a)	$6,852	$47	$4,611	$61	$22,079
Commodity contracts(a)	(17)	(21)	266	(8)	100
Interest rate swaps(b)	—	—	—	(345)	—
Total	$6,835	$26	$4,877	$(292)	$22,179

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCL to income is included in financial services interest expense.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives Not Designated As Hedges	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Commodity contracts(a)	$(426)	$(135)	$(570)	$(743)
Total	$(426)	$(135)	$(570)	$(743)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
For the three and nine months ended September 28, 2014 and September 29, 2013, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
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
10. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 28, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$42,007	$(392)	$1,243	$(351,909)	$(309,051)
Other comprehensive (loss) income before reclassifications	(34,202)	(235)	26,841	—	(7,596)
Income tax	1,673	87	(9,942)	—	(8,182)
Net other comprehensive (loss) income before reclassifications	(32,529)	(148)	16,899	—	(15,778)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(6,852)	—	(6,852)
Realized (gains) losses - commodities contracts(a)	—	—	17	—	17
Prior service credits(c)	—	—	—	(684)	(684)
Actuarial losses(c)	—	—	—	10,323	10,323
Total before tax	—	—	(6,835)	9,639	2,804
Income tax expense (benefit)	—	—	2,531	(3,570)	(1,039)
Net reclassifications	—	—	(4,304)	6,069	1,765
Other comprehensive (loss) income	(32,529)	(148)	12,595	6,069	(14,013)
Balance, end of period	$9,478	$(540)	$13,838	$(345,840)	$(323,064)

	Three months ended September 29, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$29,461	$50	$6,674	$(635,375)	$(599,190)
Other comprehensive income (loss) before reclassifications	10,040	(297)	(10,297)	—	(554)
Income tax	(808)	110	3,813	—	3,115
Net other comprehensive income (loss) before reclassifications	9,232	(187)	(6,484)	—	2,561
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(47)	—	(47)
Realized (gains) losses - commodities contracts(a)	—	—	21	—	21
Prior service credits(c)	—	—	—	(526)	(526)
Actuarial losses(c)	—	—	—	16,789	16,789
Total before tax	—	—	(26)	16,263	16,237
Income tax expense (benefit)	—	—	10	(6,024)	(6,014)
Net reclassifications	—	—	(16)	10,239	10,223
Other comprehensive income (loss)	9,232	(187)	(6,500)	10,239	12,784
Balance, end of period	$38,693	$(137)	$174	$(625,136)	$(586,406)

	Nine months ended September 28, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive (loss) income before reclassifications	(25,502)	(419)	29,525	—	3,604
Income tax	1,654	155	(10,936)	—	(9,127)
Net other comprehensive (loss) income before reclassifications	(23,848)	(264)	18,589	—	(5,523)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(4,611)	—	(4,611)
Realized (gains) losses - commodities contracts(a)	—	—	(266)	—	(266)
Prior service credits(c)	—	—	—	(2,052)	(2,052)
Actuarial losses(c)	—	—	—	30,968	30,968
Total before tax	—	—	(4,877)	28,916	24,039
Income tax expense (benefit)	—	—	1,806	(10,710)	(8,904)
Net reclassifications	—	—	(3,071)	18,206	15,135
Other comprehensive (loss) income	(23,848)	(264)	15,518	18,206	9,612
Balance, end of period	$9,478	$(540)	$13,838	$(345,840)	$(323,064)

	Nine months ended September 29, 2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive (loss) income before reclassifications	(13,812)	(1,293)	6,072	—	(9,033)
Income tax	1,170	479	(2,248)	—	(599)
Net other comprehensive (loss) income before reclassifications	(12,642)	(814)	3,824	—	(9,632)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(61)	—	(61)
Realized (gains) losses - commodities contracts(a)	—	—	8	—	8
Realized (gains) losses - interest rate swaps(b)	—	—	345	—	345
Prior service credits(c)	—	—	—	(1,580)	(1,580)
Actuarial losses(c)	—	—	—	50,368	50,368
Total before tax	—	—	292	48,788	49,080
Income tax benefit	—	—	(105)	(18,071)	(18,176)
Net reclassifications	—	—	187	30,717	30,904
Other comprehensive (loss) income	(12,642)	(814)	4,011	30,717	21,272
Balance, end of period	$38,693	$(137)	$174	$(625,136)	$(586,406)

(a)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(b)	Amounts reclassified to net income are presented in financial services interest expense.

(c)	Amounts reclassified are included in the computation of net periodic period cost. See note 14 for information related to pension and postretirement benefit plans.
11. Income Taxes
The Company’s 2014 income tax rate for the nine months ended September 28, 2014 was 34.9% compared to 34.3% for the same period last year. The higher effective tax rate in 2014 primarily reflects the absence of the U.S. Federal Research and Development tax credit that expired at the end of 2013 and a favorable valuation allowance adjustment on certain deferred tax assets in the third quarter of 2013. The effective tax rate for the first nine months of 2013 also included the full-impact of the 2012 U.S. Federal Research and Development tax credit due to the timing of the enactment of the American Taxpayer Relief Act.
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

Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance, beginning of period	$76,037	$70,406	$64,120	$60,263
Warranties issued during the period	12,518	12,008	49,704	46,529
Settlements made during the period	(22,260)	(16,898)	(50,754)	(45,238)
Recalls and changes to pre-existing warranty liabilities	14,033	77	17,258	4,039
Balance, end of period	$80,328	$65,593	$80,328	$65,593
The liability for safety recall campaigns was $15.7 million, $4.0 million and $2.5 million as of September 28, 2014, December 31, 2013 and September 29, 2013, respectively.
13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Numerator:
Net income used in computing basic and diluted earnings per share	$150,066	$162,716	$770,136	$658,584
Denominator:
Denominator for basic earnings per share - weighted-average common shares	215,572	221,936	217,429	223,134
Effect of dilutive securities - employee stock compensation plan	1,321	1,550	1,409	1,562
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	216,893	223,486	218,838	224,696
Earnings per common share:
Basic	$0.70	$0.73	$3.54	$2.95
Diluted	$0.69	$0.73	$3.52	$2.93
Outstanding options to purchase 0.6 million and 0.9 million shares of common stock for the three months ended September 28, 2014 and September 29, 2013, respectively, and 0.5 million and 1.1 million shares of common stock for the nine months ended September 28, 2014 and September 29, 2013, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ended September 28, 2014 and September 29, 2013, respectively.

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

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Pension and SERPA Benefits
Service cost	$7,874	$8,997	$23,623	$26,990
Interest cost	21,731	19,812	65,193	59,436
Expected return on plan assets	(34,184)	(31,832)	(102,551)	(95,496)
Amortization of unrecognized:
Prior service cost	279	437	838	1,310
Net loss	9,141	14,652	27,422	43,956
Net periodic benefit cost	$4,841	$12,066	$14,525	$36,196
Postretirement Healthcare Benefits
Service cost	$1,754	$1,965	$5,262	$5,894
Interest cost	4,220	3,900	12,659	11,699
Expected return on plan assets	(2,607)	(2,384)	(7,822)	(7,153)
Amortization of unrecognized:
Prior service credit	(963)	(963)	(2,890)	(2,890)
Net loss	1,182	2,137	3,546	6,412
Net periodic benefit cost	$3,586	$4,655	$10,755	$13,962
During the first nine months of 2013, the Company voluntarily contributed $175 million in cash to further fund its pension plans. No pension contributions to qualified plans are required in 2014. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.

15. Business Segments
The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Motorcycles net revenue	$1,130,558	$1,180,284	$4,536,531	$4,225,998
Gross profit	394,600	416,315	1,710,870	1,537,627
Selling, administrative and engineering expense	248,286	240,198	743,608	729,443
Restructuring expense (benefit)	—	646	—	(1,713)
Operating income from Motorcycles	146,314	175,471	967,262	809,897
Financial Services revenue	171,046	163,434	491,820	483,240
Financial Services expense	93,287	87,366	276,432	261,471
Operating income from Financial Services	77,759	76,068	215,388	221,769
Operating income	$224,073	$251,539	$1,182,650	$1,031,666

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
As of September 28, 2014, the Company estimates that its share of the future Response Costs at the York facility will be approximately $2.9 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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

	Three months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,133,369	$—	$(2,811)	$1,130,558
Financial Services	—	171,429	(383)	171,046
Total revenue	1,133,369	171,429	(3,194)	1,301,604
Costs and expenses:
Motorcycles and Related Products cost of goods sold	735,958	—	—	735,958
Financial Services interest expense	—	40,141	—	40,141
Financial Services provision for credit losses	—	21,497	—	21,497
Selling, administrative and engineering expense	248,669	34,460	(3,194)	279,935
Total costs and expenses	984,627	96,098	(3,194)	1,077,531
Operating income	148,742	75,331	—	224,073
Investment income	1,509	—	—	1,509
Interest expense	77	—	—	77
Income before provision for income taxes	150,174	75,331	—	225,505
Provision for income taxes	47,801	27,638	—	75,439
Net income	$102,373	$47,693	$—	$150,066
	Nine months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,544,310	$—	$(7,779)	$4,536,531
Financial Services	—	493,078	(1,258)	491,820
Total revenue	4,544,310	493,078	(9,037)	5,028,351
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,825,661	—	—	2,825,661
Financial Services interest expense	—	119,739	—	119,739
Financial Services provision for credit losses	—	57,789	—	57,789
Selling, administrative and engineering expense	744,866	106,683	(9,037)	842,512
Total costs and expenses	3,570,527	284,211	(9,037)	3,845,701
Operating income	973,783	208,867	—	1,182,650
Investment income	124,940	—	(120,000)	4,940
Interest expense	4,147	—	—	4,147
Income before provision for income taxes	1,094,576	208,867	(120,000)	1,183,443
Provision for income taxes	336,677	76,630	—	413,307
Net income	$757,899	$132,237	$(120,000)	$770,136

	Three months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,183,016	$—	$(2,732)	$1,180,284
Financial Services	—	163,829	(395)	163,434
Total revenue	1,183,016	163,829	(3,127)	1,343,718
Costs and expenses:
Motorcycles and Related Products cost of goods sold	763,969	—	—	763,969
Financial Services interest expense	—	39,944	—	39,944
Financial Services provision for credit losses	—	14,604	—	14,604
Selling, administrative and engineering expense	240,593	35,550	(3,127)	273,016
Restructuring expense	646	—	—	646
Total costs and expenses	1,005,208	90,098	(3,127)	1,092,179
Operating income	177,808	73,731	—	251,539
Investment income	1,161	—	—	1,161
Interest expense	11,369	—	—	11,369
Income before provision for income taxes	167,600	73,731	—	241,331
Provision for income taxes	51,721	26,894	—	78,615
Net income	$115,879	$46,837	$—	$162,716
	Nine months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,233,990	$—	$(7,992)	$4,225,998
Financial Services	—	484,461	(1,221)	483,240
Total revenue	4,233,990	484,461	(9,213)	4,709,238
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,688,371	—	—	2,688,371
Financial Services interest expense	—	126,004	—	126,004
Financial Services provision for credit losses	—	39,011	—	39,011
Selling, administrative and engineering expense	730,664	104,448	(9,213)	825,899
Restructuring benefit	(1,713)	—	—	(1,713)
Total costs and expenses	3,417,322	269,463	(9,213)	3,677,572
Operating income	816,668	214,998	—	1,031,666
Investment income	189,546	—	(185,000)	4,546
Interest expense	33,998	—	—	33,998
Income before provision for income taxes	972,216	214,998	(185,000)	1,002,214
Provision for income taxes	265,278	78,352	—	343,630
Net income	$706,938	$136,646	$(185,000)	$658,584

	September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$630,134	$349,732	$—	$979,866
Marketable securities	57,579	—	—	57,579
Accounts receivable, net	967,140	—	(680,884)	286,256
Finance receivables, net	—	2,012,466	—	2,012,466
Inventories	460,958	—	—	460,958
Restricted cash	—	142,286	—	142,286
Deferred income taxes	43,900	46,724	(35,662)	54,962
Other current assets	172,483	35,622	—	208,105
Total current assets	2,332,194	2,586,830	(716,546)	4,202,478
Finance receivables, net	—	4,653,034	—	4,653,034
Property, plant and equipment, net	793,256	33,508	—	826,764
Prepaid pension costs	261,983	—	—	261,983
Goodwill	28,638	—	—	28,638
Deferred income taxes	2,559	—	—	2,559
Other long-term assets	111,249	15,972	(77,171)	50,050
	$3,529,879	$7,289,344	$(793,717)	$10,025,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,764	$744,408	$(680,884)	$329,288
Accrued liabilities	411,953	132,717	(37,664)	507,006
Short-term debt	—	352,430	—	352,430
Current portion of long-term debt	—	1,518,320	—	1,518,320
Total current liabilities	677,717	2,747,875	(718,548)	2,707,044
Long-term debt	—	3,573,118	—	3,573,118
Pension liability	38,594	—	—	38,594
Postretirement healthcare benefits	204,890	—	—	204,890
Deferred income taxes	36,381	3,943	2,002	42,326
Other long-term liabilities	151,367	23,804		175,171
Shareholders’ equity	2,420,930	940,604	(77,171)	3,284,363
	$3,529,879	$7,289,344	$(793,717)	$10,025,506

	December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$718,912	$347,700	$—	$1,066,612
Marketable securities	99,009	—	—	99,009
Accounts receivable, net	850,248	—	(589,183)	261,065
Finance receivables, net	—	1,773,686	—	1,773,686
Inventories	424,507	—	—	424,507
Restricted cash	—	144,807	—	144,807
Deferred income taxes	70,557	33,068	—	103,625
Other current assets	82,717	34,573	(1,798)	115,492
Total current assets	2,245,950	2,333,834	(590,981)	3,988,803
Finance receivables, net	—	4,225,877	—	4,225,877
Property, plant and equipment, net	808,005	34,472	—	842,477
Prepaid pension costs	244,871	—	—	244,871
Goodwill	30,452	—	—	30,452
Deferred income taxes	3,339	—	—	3,339
Other long-term assets	126,940	17,360	(75,079)	69,221
	$3,459,557	$6,611,543	$(666,060)	$9,405,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,786	$625,191	$(589,183)	$239,794
Accrued liabilities	353,618	77,774	(4,057)	427,335
Short-term debt	—	666,317	—	666,317
Current portion of long-term debt	303,000	873,140	—	1,176,140
Total current liabilities	860,404	2,242,422	(593,240)	2,509,586
Long-term debt	—	3,416,713	—	3,416,713
Pension liability	36,371	—	—	36,371
Postretirement healthcare benefits	216,165	—	—	216,165
Deferred income taxes	44,584	2,656	2,259	49,499
Other long-term liabilities	146,686	20,534	—	167,220
Shareholders’ equity	2,155,347	929,218	(75,079)	3,009,486
	$3,459,557	$6,611,543	$(666,060)	$9,405,040

	September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$652,961	$376,994	$—	$1,029,955
Marketable securities	122,234	—	—	122,234
Accounts receivable, net	1,228,320	—	(938,162)	290,158
Finance receivables, net	—	1,829,612	—	1,829,612
Inventories	401,199	—	—	401,199
Restricted cash	—	194,329	—	194,329
Other current assets	160,538	64,650	—	225,188
Total current assets	2,565,252	2,465,585	(938,162)	4,092,675
Finance receivables, net	—	4,355,278	—	4,355,278
Property, plant and equipment, net	763,469	31,766	—	795,235
Goodwill	30,041	—	—	30,041
Other long-term assets	272,490	14,804	(76,515)	210,779
	$3,631,252	$6,867,433	$(1,014,677)	$9,484,008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276,197	$988,678	$(938,162)	$326,713
Accrued liabilities	455,393	86,003	(2,169)	539,227
Short-term debt	—	394,460	—	394,460
Current portion of long-term debt	303,000	418,316	—	721,316
Total current liabilities	1,034,590	1,887,457	(940,331)	1,981,716
Long-term debt	—	4,067,733	—	4,067,733
Pension liability	144,563	—	—	144,563
Postretirement healthcare liability	267,919	—	—	267,919
Other long-term liabilities	121,003	19,227	—	140,230
Shareholders’ equity	2,063,177	893,016	(74,346)	2,881,847
	$3,631,252	$6,867,433	$(1,014,677)	$9,484,008

	Nine months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$757,899	$132,237	$(120,000)	$770,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	125,005	5,683	—	130,688
Amortization of deferred loan origination costs	—	70,330	—	70,330
Amortization of financing origination fees	59	6,346	—	6,405
Provision for employee long-term benefits	25,281	—	—	25,281
Contributions to pension and postretirement plans	(22,528)	—	—	(22,528)
Stock compensation expense	25,770	2,092	—	27,862
Net change in wholesale finance receivables related to sales	—	—	(194,711)	(194,711)
Provision for credit losses	—	57,789	—	57,789
Loss on debt extinguishment	—	1,145	—	1,145
Deferred income taxes	(1,317)	(10,713)	—	(12,030)
Foreign currency adjustments	12,948	—	—	12,948
Other, net	6,246	5,289	—	11,535
Change in current assets and current liabilities:
Accounts receivable	(231,716)	—	191,701	(40,015)
Finance receivables—accrued interest and other	—	(2,077)	—	(2,077)
Inventories	(48,095)	—	—	(48,095)
Accounts payable and accrued liabilities	104,795	275,994	(189,435)	191,354
Derivative instruments	(1,813)	—	—	(1,813)
Other	(15,341)	(1,995)	—	(17,336)
Total adjustments	(20,706)	409,883	(192,445)	196,732
Net cash provided by operating activities	737,193	542,120	(312,445)	966,868

	Nine months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(115,596)	(4,720)	—	(120,316)
Origination of finance receivables	—	(6,417,038)	3,498,157	(2,918,881)
Collections of finance receivables	—	5,613,949	(3,305,712)	2,308,237
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	275	—	—	275
Net cash used by investing activities	(74,311)	(807,809)	192,445	(689,675)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Proceeds from issuance of medium-term notes	—	594,431	—	594,431
Repayments of medium-term notes	—	(7,220)	—	(7,220)
Intercompany borrowing activity	100,000	(100,000)	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(631,302)	—	(631,302)
Net decrease in credit facilities and unsecured commercial paper	—	(315,278)	—	(315,278)
Borrowings of asset-backed commercial paper	—	57,669	—	57,669
Repayments of asset-backed commercial paper	—	(58,717)	—	(58,717)
Net change in restricted cash	—	2,521	—	2,521
Dividends paid	(179,860)	(120,000)	120,000	(179,860)
Purchase of common stock for treasury	(393,459)	—	—	(393,459)
Excess tax benefits from share-based payments	8,873	—	—	8,873
Issuance of common stock under employee stock option plans	28,850	—	—	28,850
Net cash (used by) provided by financing activities	(738,596)	269,230	120,000	(349,366)
Effect of exchange rate changes on cash and cash equivalents	(13,064)	(1,509)	—	(14,573)
Net (decrease) increase in cash and cash equivalents	$(88,778)	$2,032	$—	$(86,746)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net (decrease) increase in cash and cash equivalents	(88,778)	2,032	—	(86,746)
Cash and cash equivalents—end of period	$630,134	$349,732	$—	$979,866

	Nine months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$706,938	$136,646	$(185,000)	$658,584
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	118,224	4,434	—	122,658
Amortization of deferred loan origination costs	—	63,548		63,548
Amortization of financing origination fees	355	6,639	—	6,994
Provision for employee long-term benefits	50,158	—	—	50,158
Contributions to pension and postretirement plans	(197,243)	—	—	(197,243)
Stock compensation expense	28,886	2,144	—	31,030
Net change in wholesale finance receivables related to sales	—	—	(71,869)	(71,869)
Provision for credit losses	—	39,011	—	39,011
Loss on extinguishment of debt	—	4,947	—	4,947
Foreign currency adjustments	12,874	—	—	12,874
Other, net	207	(270)	—	(63)
Change in current assets and current liabilities:
Accounts receivable	(302,434)	—	236,599	(65,835)
Finance receivables—accrued interest and other	—	937	—	937
Inventories	(19,233)	—	—	(19,233)
Accounts payable and accrued liabilities	113,902	264,974	(236,599)	142,277
Restructuring reserves	(24,521)	—	—	(24,521)
Derivative instruments	(1,790)	(28)	—	(1,818)
Other	74,205	(1,538)	—	72,667
Total adjustments	(146,410)	384,798	(71,869)	166,519
Net cash provided by operating activities	560,528	521,444	(256,869)	825,103

	Nine months ended September 29, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(107,886)	(3,804)	—	(111,690)
Origination of finance receivables	—	(5,832,489)	3,215,389	(2,617,100)
Collections of finance receivables	—	5,314,439	(3,143,520)	2,170,919
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	17,105	—	—	17,105
Other	6,721	—	—	6,721
Net cash used by investing activities	(89,058)	(521,854)	71,869	(539,043)
Cash flows from financing activities:
Repayments of medium-term notes	—	(27,858)	—	(27,858)
Intercompany borrowing activity	(150,000)	150,000	—	—
Proceeds from securitization debt	—	647,516	—	647,516
Repayments of securitization debt	—	(650,424)	—	(650,424)
Borrowings of asset-backed commercial paper	—	69,555	—	69,555
Repayments of asset-backed commercial paper	—	(58,990)	—	(58,990)
Net increase in credit facilities and unsecured commercial paper	—	99,416	—	99,416
Net change in restricted cash	—	(6,321)	—	(6,321)
Dividends paid	(140,772)	(185,000)	185,000	(140,772)
Purchase of common stock for treasury	(302,196)	—	—	(302,196)
Excess tax benefits from share-based payments	18,444	—	—	18,444
Issuance of common stock under employee stock option plans	39,145	—	—	39,145
Net cash (used by) provided by financing activities	(535,379)	37,894	185,000	(312,485)
Effect of exchange rate changes on cash and cash equivalents	(10,846)	(912)	—	(11,758)
Net (decrease) increase in cash and cash equivalents	$(74,755)	$36,572	$—	$(38,183)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(74,755)	36,572	—	(38,183)
Cash and cash equivalents—end of period	$652,961	$376,994	$—	$1,029,955

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
Overview
As anticipated, the Company's third quarter key financial metrics were down versus last year's third quarter. This was the result of the planned shipment reduction that the Company announced early in the quarter to address retail inventory that increased behind soft retail sales in the second quarter of 2014. Despite the impact of the Company's shipment adjustment, its business continued to perform well behind new product momentum, strong productivity and focused spending.
The Company’s net income was $150.1 million, or $0.69 per diluted share, for the third quarter of 2014 compared to $162.7 million, or $0.73 per diluted share, in the third quarter of 2013. Operating income from Motorcycles decreased $29.2 million or 16.6% compared to last year’s third quarter driven by a 4.2% decrease in revenue behind a 6.2% decrease in wholesale shipments of Harley-Davidson motorcycles. Motorcycles segment operating income was also impacted by a lower gross margin percentage and higher year-over-year selling, general and administrative and engineering expenses. Operating income from Financial Services in the third quarter of 2014 was $77.8 million, up 2.2% compared to $76.1 million in the year-ago quarter. The Company's net income benefited from lower year-over-year interest expense due to the retirement of its high interest debt in the first quarter of 2014.
During the third quarter of 2014, worldwide independent dealer retail sales of new Harley-Davidson motorcycles increased 3.8% over a strong prior year third quarter which increased 15.5% over 2012. The third quarter of 2014 retail sales results were driven by increases in both the U.S. and International markets. The Company believes that the strong third quarter 2014 worldwide retail sales reflected the continued strength of its 2014 model-year motorcycles and the successful retail reception of its 2015 model-year motorcycles.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of the filing of this report (November 6, 2014), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On October 21, 2014, the Company provided the following information concerning its expectations for the remainder of 2014.
The Company continues to expect to ship 270,000 to 275,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2014, an increase of 3.7% to 5.6% over 2013. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 46,500 to 51,500 motorcycles in the fourth quarter of 2014 compared to 46,618 motorcycles shipped in the fourth quarter of 2013. The Company continues to believe that it is critical for it to support a healthy retail channel and protect its premium brand by aggressively managing supply in line with demand, as it has consistently done over the past several years.
The Company expects continued retail sales momentum resulting from the reintroduction of Road Glide models, customer interest in the complete line of Project Rushmore motorcycles and increased availability of its new Street models. The Company believes that it can continue to realize international growth opportunities by expanding its dealer network and increasing its brand relevance by delivering new products such as Street.
The Company continues to expect 2014 operating margin percent for the Motorcycles segment to be between 17.5% and 18.5% compared to 16.6% in 2013. The Company believes operating margin percent improvement will be driven by a modest increase in gross margin, as well as lower selling, administrative and engineering expenses as a percent of revenue. The Company expects selling, administrative and engineering expenses to grow in 2014 as it continues to invest in future growth opportunities but that they will decrease as a percent of revenue as the Company leverages its current spending. Going forward, the Company will remain focused on a cost structure that the Company believes will enable growth and continuous improvement to drive its business to be stronger, more flexible and more profitable.
The Company continues to expect operating income for the Financial Services segment to be down modestly in 2014 as compared to 2013. Going forward, the Company continues to expect pressure on Financial Services operating income as a result of modestly higher credit losses and tightening net interest margins due to increasing competition and rising borrowing costs.
The Company continues to estimate capital expenditures for 2014 to be between $215 million and $235 million. The Company anticipates it will have the ability to fund all capital expenditures in 2014 with cash flows generated by operations.
The Company has lowered its expected full year 2014 effective income tax rate from approximately 35.5% to approximately 35.0% due to a higher projected benefit from the U.S. manufacturing deduction. This guidance excludes the effect of any potential future adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Results of Operations for the Three Months Ended September 28, 2014
Compared to the Three Months Ended September 29, 2013
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 28, 2014	September 29, 2013	Increase (Decrease)	% Change
Operating income from Motorcycles & Related Products	$146,314	$175,471	$(29,157)	(16.6)%
Operating income from Financial Services	77,759	76,068	1,691	2.2
Operating income	224,073	251,539	(27,466)	(10.9)
Investment income	1,509	1,161	348	30.0
Interest expense	77	11,369	(11,292)	(99.3)
Income before income taxes	225,505	241,331	(15,826)	(6.6)
Provision for income taxes	75,439	78,615	(3,176)	(4.0)
Net income	$150,066	$162,716	$(12,650)	(7.8)%
Diluted earnings per share	$0.69	$0.73	$(0.04)	(5.5)%
Consolidated operating income was down 10.9% in the third quarter of 2014 due to a decrease in operating income from the Motorcycles & Related Products segment which declined by $29.2 million, or 16.6%, compared to the third quarter of 2013. Operating income from the Financial Services segment was higher during the third quarter of 2014 compared to the third quarter of 2013, increasing $1.7 million or 2.2%. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the third quarter of 2014 compared to the third quarter of 2013 due to the repayment of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for the third quarter of 2014 was 33.5% compared to 32.6% for the third quarter of 2013.
Diluted earnings per share was $0.69 in the third quarter of 2014, down 5.5% compared to the same period in the prior year. The decrease in diluted earnings per share was driven primarily by the 7.8% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 223.5 million in the third quarter of 2013 to 216.9 million in the third quarter of 2014, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles during the third quarter of 2014 increased 3.8% compared to the third quarter of 2013. Retail sales of Harley-Davidson motorcycles increased 3.4% in the United States and 4.8% internationally in the third quarter of 2014.
The Company believes the factors that benefited U.S. retail sales were:

•	The original eight Rushmore models launched in 2013 continue to be highly successful.

•
A strong 2015 model-year launch in late August 2014, including the return of the Road Glide. The initial Road Glide motorcycle inventory at dealers has turned over quickly. Retail sales of 2015 model-year Road Glide motorcycles represented approximately 4% of U.S. retail sales in the third quarter of 2014. In the third quarter of 2013, model-year 2013 Road Glide motorcycles, which were available throughout the entire quarter, represented approximately 8% of U.S. retail sales. Also in the third quarter of 2014, there was a very positive response to the Company's new 2015 model-year Low Touring models, the Freewheeler trike and CVO Street Glide.

•
Improved availability of Harley-Davidson Street motorcycles in the third quarter of 2015. Early purchaser surveys suggest Street motorcycles are attracting Outreach customers that are new to the Harley-Davidson brand. This is in line with the Company's product strategy and supports its expectations that a majority of Street sales will be incremental(1).

•
As anticipated, a rebound in Sportster® sales following retail softness in the first half of 2014. The Company believes its pre-announcement of Street may have caused customers to delay their purchases until they could compare the varying features and benefits of Street and Sportster®. The Company believes that each of these platforms addresses varying customer needs evidenced by the fact that Sportster® retail sales grew in the third quarter compared to the prior year despite Street selling very well.

Retail sales in Canada were 5.8% lower in the third quarter of 2014 compared to the third quarter of 2013 which the Company believes is due to currency-driven price increases that have negatively impacted retail sales.
In the EMEA region, retail sales of Harley-Davidson motorcycles in the third quarter of 2014 increased 1.7% compared to the prior year driven by growth in the United Kingdom, Spain and France.
Third quarter 2014 retail sales in the Asia Pacific region were up 12.8% compared to the third quarter of 2013. Strong retail sales in emerging markets were partially offset by a 7.1% decline in Japan. The strong emerging market growth was driven by India as a result of a demand for Street motorcycles.
The Latin America region retail sales were up 7.0% in the third quarter of 2014 compared to the prior year driven by strong growth in Mexico, partially offset by a modest decline in Brazil. The Company remains cautious regarding the Brazil market as it continues to be impacted by a slowing economy, consumer uncertainty and very aggressive price competition.
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	% Change
North America Region
United States	50,167	48,529	1,638	3.4%
Canada	2,598	2,759	(161)	(5.8)%
Total North America Region	52,765	51,288	1,477	2.9%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,255	8,071	184	2.3%
Other	1,541	1,558	(17)	(1.1)%
Total EMEA Region	9,796	9,629	167	1.7%
Asia Pacific Region
Japan	2,621	2,821	(200)	(7.1)%
Other	4,852	3,805	1,047	27.5%
Total Asia Pacific Region	7,473	6,626	847	12.8%
Latin America Region	3,183	2,974	209	7.0%
Total Worldwide Retail Sales	73,217	70,517	2,700	3.8%
Total International Retail Sales	23,050	21,988	1,062	4.8%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 28, 2014		September 29, 2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	28,106	55.5%	32,061	59.3%	(3,955)	(12.3)%
International	22,564	44.5%	21,964	40.7%	600	2.7
Harley-Davidson motorcycle units	50,670	100.0%	54,025	100.0%	(3,355)	(6.2)%
Touring motorcycle units	22,844	45.1%	23,011	42.6%	(167)	(0.7)%
Custom motorcycle units(a)	14,722	29.1%	19,111	35.4%	(4,389)	(23.0)
Sportster® / Street motorcycle units(b)	13,104	25.8%	11,903	22.0%	1,201	10.1
Harley-Davidson motorcycle units	50,670	100.0%	54,025	100.0%	(3,355)	(6.2)%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 50,670 Harley-Davidson motorcycles worldwide during the third quarter of 2014, which was 6.2% lower than the third quarter of 2013 and in line with Company expectations as it adjusted production and shipments after softer-than-expected second quarter 2014 retail sales.
Shipments of Touring and Sportster® / Street motorcycles as a percentage of total shipments increased in the third quarter of 2014 compared to the prior year while shipments of custom motorcycles as a percentage of total shipments decreased. The mix of Touring motorcycle shipments increased as a percentage of total shipments as Rushmore motorcycles continued to create demand in the market. The higher shipment mix of Sportster® / Street motorcycles was driven by shipments of the Company's new Street models. The Company continues to expect a significantly higher shipment mix of Sportster®/ Street motorcycles in the fourth quarter of 2014 compared to the third quarter of 2014 as the Company has largely resolved its Street start-up issues and it has reached its expected production run rate.(1)
U.S. dealer retail inventory of Harley-Davidson motorcycles was approximately 4,000 units higher at the end of the third quarter of 2014 compared to the same time last year, due in part to the initial dealer fill of Street models for retail. The Company continues to expect 2014 year-end retail inventory in the U.S. to be moderately higher than year-end 2013 levels primarily driven by the addition of the new Street models.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 28, 2014	September 29, 2013	Increase (Decrease)	% Change
Revenue:
Motorcycles	$815,375	$857,029	$(41,654)	(4.9)%
Parts & Accessories	239,731	250,153	(10,422)	(4.2)
General Merchandise	69,282	66,134	3,148	4.8
Other	6,170	6,968	(798)	(11.5)
Total revenue	1,130,558	1,180,284	(49,726)	(4.2)
Cost of goods sold	735,958	763,969	(28,011)	(3.7)
Gross profit	394,600	416,315	(21,715)	(5.2)
Selling & administrative expense	215,965	204,514	11,451	5.6
Engineering expense	32,321	35,684	(3,363)	(9.4)
Restructuring expense	—	646	(646)	(100.0)
Operating expense	248,286	240,844	7,442	3.1
Operating income from Motorcycles	$146,314	$175,471	$(29,157)	(16.6)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2013 to the third quarter of 2014 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 29, 2013	$1,180.3	$764.0	$416.3
Volume	(77.6)	(51.6)	(26.0)
Motorcycle price, net of related cost	17.9	12.0	5.9
Foreign currency exchange rates and hedging	(1.8)	9.7	(11.5)
Shipment mix	11.8	(1.9)	13.7
Raw material prices	—	0.5	(0.5)
Manufacturing and other costs	—	3.3	(3.3)
Total	(49.7)	(28.0)	(21.7)
Three months ended September 28, 2014	$1,130.6	$736.0	$394.6
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2013 to the third quarter of 2014:

•	Volume decreases were driven by the planned decrease in wholesale motorcycle shipments and lower parts and accessories sales, partially offset by higher sales volumes for general merchandise.

•
On average, wholesale prices for the Company’s 2014 and 2015 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by an increase in cost related to the additional content added to the 2014 and 2015 model-year motorcycles. The 2015 model-year wholesale and manufacturer's suggested retail price have increased by an average of approximately 1%. After adjusting for the cost of new content, pricing net of cost was up approximately 0.5% as a percent of revenue.

•
Revenue was negatively impacted primarily by a weaker Euro and Japanese yen when compared to the third quarter of 2013. Cost of goods sold was also negatively impacted by a devaluation of the Euro, Japanese yen, Brazilian real and Australian dollar during the quarter that resulted in an unfavorable revaluation of foreign-denominated assets on the balance sheet. The Company believes that if currencies remain unchanged from the third quarter of 2014, it will result in a negative year-over-year impact on revenue, partially offset by gains from foreign currency exchange contracts, in the fourth quarter of 2014 and into 2015.(1)

•
Shipment mix changes positively impacted net revenue and gross profit in the third quarter of 2014 primarily as a result of a favorable mix within motorcycles families as customers continued to trade-up to higher content models, and favorable mix within the parts and accessories and general merchandise product lines. This favorability was partially offset by unfavorable mix between motorcycle families, primarily due to the increase in Street motorcycle shipments. The Company continues to expect shipment mix to be unfavorable in the fourth quarter of 2014 as Street motorcycle shipments increase as a percent of total shipments.(1)

•	Raw material prices were slightly higher in the third quarter of 2014 relative to the third quarter of 2013.

•	Higher manufacturing costs in the third quarter of 2014 were driven by lost absorption on lower year-over-year production volumes, partially offset by strong productivity gains.
The net increase in operating expenses was primarily due to two recalls announced during the third quarter of 2014 which resulted in an expense of approximately $14 million. Selling and administrative expenses other than recall costs during the third quarter of 2014 were lower on a year-over-year basis driven primarily by the timing of expenses, which the Company expects to shift from the third quarter to the fourth quarter of 2014.(1)
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 28, 2014	September 29, 2013	Increase (Decrease)	% Change
Interest income	$153,236	$148,164	$5,072	3.4%
Other income	17,810	15,270	2,540	16.6
Financial Services revenue	171,046	163,434	7,612	4.7
Interest expense	40,141	39,944	197	0.5
Provision for credit losses	21,497	14,604	6,893	47.2
Operating expenses	31,649	32,818	(1,169)	(3.6)
Financial Services expense	93,287	87,366	5,921	6.8
Operating income from Financial Services	$77,759	$76,068	$1,691	2.2%
Interest income for the third quarter of 2014 increased primarily due to higher average receivables in the wholesale and retail portfolios, partially offset by lower yields primarily on retail finance receivables due to increased competition. Interest expense for the third quarter of 2014 increased slightly due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $6.9 million in third quarter of 2014 as compared to the third quarter of 2013. The retail motorcycle provision increased $7.7 million in the third quarter of 2014 primarily as a result of higher credit losses, portfolio growth, and an increase in the retail motorcycle reserve rate. Credit losses were impacted by lower recovery values of repossessed motorcycles, changing consumer behavior, and lower recoveries as a result of fewer charge-offs in prior periods. The wholesale provision decreased by $0.6 million due to a decrease in receivables and lower reserve rates.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 28, 2014	September 29, 2013
Balance, beginning of period	$122,355	$111,324
Provision for finance credit losses	21,497	14,604
Charge-offs	(26,093)	(23,708)
Recoveries	8,244	9,701
Balance, end of period	$126,003	$111,921

Results of Operations for the Nine Months Ended September 28, 2014
Compared to the Nine Months Ended September 29, 2013
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 28, 2014	September 29, 2013	Increase (Decrease)	% Change
Operating income from Motorcycles & Related Products	$967,262	$809,897	$157,365	19.4%
Operating income from Financial Services	215,388	221,769	(6,381)	(2.9)
Operating income	1,182,650	1,031,666	150,984	14.6
Investment income	4,940	4,546	394	8.7
Interest expense	4,147	33,998	(29,851)	(87.8)
Income before income taxes	1,183,443	1,002,214	181,229	18.1
Provision for income taxes	413,307	343,630	69,677	20.3
Net income	$770,136	$658,584	$111,552	16.9%
Diluted earnings per share	$3.52	$2.93	$0.59	20.1%
Consolidated operating income was up 14.6% in the first nine months of 2014 led by an increase in operating income from the Motorcycles segment which improved by $157.4 million, or 19.4%, compared to the first nine months of 2013. Operating income for the Financial Services segment declined in the first nine months of 2014 compared to the first nine months of 2013. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the first nine months of 2014 compared to the first nine months of 2013 due to the repayment of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for the first nine months of 2014 was 34.9% compared to 34.3% for the first nine months of 2013. The higher effective tax rate in the first nine months of 2014 primarily reflects the absence of the U.S. Federal Research and Development tax credit that expired at the end of 2013. The effective tax rate for the first nine months of 2013 also included the full-impact of the 2012 U.S. Federal Research and Development tax credit due to the timing of the enactment of the American Taxpayer Relief Act.
Diluted earnings per share was $3.52 in the first nine months of 2014, up 20.1% over the same period in the prior year. The increase in diluted earnings per share was driven primarily by the 16.9% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 224.7 million in the first nine months of 2013 to 218.8 million in the first nine months of 2014, driven by the Company's repurchase of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 2.7% during the first nine months of 2014 compared to the first nine months of 2013. Retail sales of Harley-Davidson motorcycles increased 1.9% in the United States and increased 4.4% internationally in the first nine months of 2014.
The Company believes that U.S. retail sales were positively impacted by the sustained momentum of the 2014 model-year Rushmore models, the launch of its 2015 model-year motorcycles, which included the return of the popular Road Glide, and the introduction of Street motorcycles. The Company also believes that prolonged poor weather conditions across parts of the U.S., and soft Sportster® sales, negatively impacted U.S. retail sales in the first six months of 2014. The Company believes Sportster® sales were adversely impacted during the first half of 2014 by the pre-announced introduction of the Company's Street motorcycles. The Company believes some customers waited to compare the two product offerings first-hand; however, start-up delays resulted in slower-than-expected shipments of Street motorcycles to dealers for sales to customers in the second quarter of 2014.
Retail sales in the first nine months of 2014 in the EMEA region were up 5.9% compared to the first nine months of 2013 driven by growth across most of the European countries. The increase was aided by favorable year-over-year weather comparisons across most of Europe. Emerging markets within the EMEA region continued to grow, reflecting the Company's investment in its distribution network.
In the Asia-Pacific region, retail sales increased 11.0% in the first nine months of 2014 compared to the same period last year driven by strong growth in emerging markets within the region. The emerging market retail sales increases were primarily driven by India where there is strong demand for the Company's Street 750 motorcycles.
Latin America region retail sales in the first nine months of 2014 were up 1.2% compared to the first nine months of 2013 primarily due to growth in Mexico, partially offset by a decline in Brazil. The Company believes retail sales in Brazil in the first nine months of 2014 were negatively impacted by difficult economic conditions, consumer uncertainty and aggressive price competition.
Retail sales in Canada were down 11.4% in the first nine months of 2014 compared to the same period last year. The Company believes the decrease was primarily due to the poor weather conditions in the market and currency-driven price increases that have negatively impacted retail sales.
On an industry-wide basis, retail sales of 601+cc street-legal motorcycles were up 2.1% in the United States and up 13.2% in Europe for the nine months ended September 30, 2014 when compared to the same period in 2013.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2014	September 30, 2013	Increase (Decrease)	% Change
North America Region
United States	144,122	141,476	2,646	1.9%
Canada	8,753	9,876	(1,123)	(11.4)
Total North America Region	152,875	151,352	1,523	1.0
Europe, Middle East and Africa Region (EMEA)
Europe(b)	32,376	30,440	1,936	6.4
Other	5,124	4,970	154	3.1
Total EMEA Region	37,500	35,410	2,090	5.9
Asia Pacific Region
Japan	8,024	8,168	(144)	(1.8)
Other	13,929	11,609	2,320	20.0
Total Asia Pacific Region	21,953	19,777	2,176	11.0
Latin America Region	8,522	8,425	97	1.2
Total Worldwide Retail Sales	220,850	214,964	5,886	2.7%
Total International Retail Sales	76,728	73,488	3,240	4.4%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2014	September 30, 2013	Increase	% Change
United States(b)	261,851	256,476	5,375	2.1%
Europe(c)	284,382	251,280	33,102	13.2%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 28, 2014		September 29, 2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	145,440	65.1%	139,814	65.4%	5,626	4.0%
International	78,129	34.9%	74,039	34.6%	4,090	5.5
Harley-Davidson motorcycle units	223,569	100.0%	213,853	100.0%	9,716	4.5%
Touring motorcycle units	100,117	44.8%	86,727	40.5%	13,390	15.4%
Custom motorcycle units(a)	76,102	34.0%	84,728	39.6%	(8,626)	(10.2)
Sportster® / Street motorcycle units(b)	47,350	21.2%	42,398	19.9%	4,952	11.7
Harley-Davidson motorcycle units	223,569	100.0%	213,853	100.0%	9,716	4.5%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 223,569 motorcycles worldwide during the first nine months of 2014, which was 4.5% higher than the first nine months of 2013. International shipments as a percent of total shipments increased from 34.6% in the first nine months of 2013 to 34.9% for first nine months of 2014. The shipment mix of Touring motorcycles in the first nine months of 2014 increased from the prior year. The Company believes 2014 Touring motorcycle shipments benefited from the launch of the Company's 2015 model-year motorcycles, which included seven new Project Rushmore Touring motorcycles, as well as the continued demand for the 2014 model-year Project Rushmore touring motorcycles. The shipment mix of Sportster® / Street motorcycles increased in the first nine months of 2014 compared to the same period last year. The increase was driven by shipments of the Company's new Street motorcycles.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 28, 2014	September 29, 2013	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,601,328	$3,285,738	$315,590	9.6%
Parts & Accessories	709,438	703,779	5,659	0.8
General Merchandise	209,782	219,978	(10,196)	(4.6)
Other	15,983	16,503	(520)	(3.2)
Total revenue	4,536,531	4,225,998	310,533	7.3
Cost of goods sold	2,825,661	2,688,371	137,290	5.1
Gross profit	1,710,870	1,537,627	173,243	11.3
Selling & administrative expense	645,550	619,409	26,141	4.2
Engineering expense	98,058	110,034	(11,976)	(10.9)
Restructuring benefit	—	(1,713)	1,713	(100.0)
Operating expense	743,608	727,730	15,878	2.2
Operating income from Motorcycles	$967,262	$809,897	$157,365	19.4%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2013 to the first nine months of 2014 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 29, 2013	$4,226.0	$2,688.4	$1,537.6
Volume	107.5	72.1	35.4
Motorcycle price, net of related costs	154.3	115.8	38.5
Foreign currency exchange rates and hedging	(4.7)	(15.7)	11.0
Shipment mix	53.4	(8.3)	61.7
Raw material prices	—	(1.7)	1.7
Manufacturing and other costs	—	(25.0)	25.0
Total	310.5	137.2	173.3
Nine months ended September 28, 2014	$4,536.5	$2,825.6	$1,710.9

The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2013 to first nine months of 2014:

•	Volume increases were driven by the increase in wholesale motorcycle shipments and parts and accessories sales, partially offset by lower sales volumes for general merchandise.

•
On average, wholesale prices for the Company’s 2014 and 2015 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the significant additional content added to the 2014 and 2015 model-year motorcycles.

•
Gross profit benefited from changes in foreign currency exchange rates during the first nine months of 2014 compared to the first nine months of 2013. Revenue was negatively impacted by a devaluation in the Japanese yen, Brazilian real and Australian dollar that was partially offset by a strengthening of the Euro. The negative impact to revenue was more than offset by a positive impact to cost of goods sold primarily due to foreign exchange losses recorded in the prior year and the benefit of current year foreign currency exchange contracts.

•
Shipment mix changes positively impacted net revenue and gross profit as a result of a higher mix of Touring motorcycles and a favorable model mix within motorcycle families compared to the first nine months of 2013.

•	Raw material prices were lower in the first nine months of 2014 relative to the first nine months of 2013.

•
Manufacturing costs in the first nine months of 2014 benefited from increased year-over-year production, restructuring savings, lower temporary inefficiencies and lower pension costs compared to last year's first nine months. The manufacturing cost benefits were partially offset by start-up costs of approximately $12.8 million associated with the launch of the Company's new Street platform of motorcycles which are being produced at the Company's Kansas City, Missouri and India manufacturing facilities.

The net increase in operating expense was primarily due to higher selling and administrative expenses and the absence of the restructuring benefit recorded in the first nine months of 2013, partially offset by lower engineering expense. The higher selling and administrative expenses were primarily due to higher recall costs and higher spending in support of the Company’s growth initiatives. For further information regarding the Company’s completed restructuring activities, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 28, 2014	September 29, 2013	Increase (Decrease)	% Change
Interest income	$443,142	$436,895	$6,247	1.4%
Other income	48,678	46,345	2,333	5.0
Financial Services revenue	491,820	483,240	8,580	1.8
Interest expense	119,739	126,004	(6,265)	(5.0)
Provision for credit losses	57,789	39,011	18,778	48.1
Operating expenses	98,904	96,456	2,448	2.5
Financial Services expense	276,432	261,471	14,961	5.7
Operating income from Financial Services	$215,388	$221,769	$(6,381)	(2.9)%
Interest income was higher in the first nine months of 2014 due to higher average receivables in the retail and wholesale portfolios compared to the first nine months of 2013, partially offset by lower yields primarily on retail finance receivables due to increased competition. Interest expense decreased primarily due to lower cost of funds and a $1.1 million loss on the extinguishment of medium-term notes in 2014 compared to a $4.9 million loss on the extinguishment of medium-term notes in the first nine months of 2013.
The provision for credit losses increased $18.8 million in the first nine months of 2014. The retail motorcycle provision increased $19.0 million in the first nine months of 2014 primarily as a result of higher credit losses, portfolio growth, and an increase in the retail motorcycle reserve rate. Credit losses were impacted by lower recovery values of repossessed motorcycles, the impact of changing consumer behavior, and lower recoveries as a result of fewer charge-offs in prior periods. The wholesale provision was unfavorable by $0.9 million due to smaller reserve rate decreases in 2014 as compared to 2013 and portfolio growth in the first nine months of 2014.
Annualized losses on HDFS' retail motorcycle loans were 1.08% through September 28, 2014 compared to 0.88% through September 29, 2013. The 30-day delinquency rate for retail motorcycle loans at September 28, 2014 was 3.00% compared to 3.11% at September 29, 2013.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 28, 2014	September 29, 2013
Balance, beginning of period	$110,693	$107,667
Provision for credit losses	57,789	39,011
Charge-offs	(72,454)	(67,117)
Recoveries	29,975	32,360
Balance, end of period	$126,003	$111,921

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as of September 28, 2014 to reflect the new projected principal and interest payments for the remainder of 2014 and beyond as follows (in thousands):

	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Principal payments on debt	$949,821	$1,845,503	$1,951,986	$696,558	$5,443,868
Interest payments on debt	38,310	227,317	133,788	11,131	410,546
	$988,131	$2,072,820	$2,085,774	$707,689	$5,854,414
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 28, 2014 remain constant.
As of September 28, 2014, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
As of September 28, 2014, the Company estimates that its share of the future Response Costs at the York facility will be approximately $2.9 million and has established a reserve for this amount which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.(1) As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)

Liquidity and Capital Resources as of September 28, 2014(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations, and intercompany borrowings.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

September 28, 2014
Cash and cash equivalents	$979,866
Current marketable securities	57,579
Total cash and cash equivalents and marketable securities	1,037,445

Global credit facilities	997,570
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	13,874
Total availability under credit facilities	1,611,444
Total	$2,648,889

(a)	The U.S. commercial paper conduit facility expires on October 30, 2015. The Company anticipates that it will renew this facility prior to expiration(1).

(b)
The Canadian commercial paper conduit facility expires on June 30, 2015 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1).

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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 28, 2014	September 29, 2013
Net cash provided by operating activities	$966,868	$825,103
Net cash used by investing activities	(689,675)	(539,043)
Net cash used by financing activities	(349,366)	(312,485)
Effect of exchange rate changes on cash and cash equivalents	(14,573)	(11,758)
Net decrease in cash and cash equivalents	$(86,746)	$(38,183)
Operating Activities
The increase in cash provided by operating activities for the first nine months of 2014 compared to the first nine months of 2013 was due in part to increased earnings and favorable changes in working capital, partially offset by higher wholesale finance originations. In addition, operating cash flow in 2013 was adversely impacted by a $175.0 million voluntary contribution to the Company's qualified pension plans. No contributions to qualified pension plans are required or planned in 2014(1). The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $120.3 million in the first nine months of 2014 compared to $111.7 million in the same period last year. Net cash outflows for finance receivables for the first nine months of 2014 were $164.5 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first nine months of 2014. A net decrease in marketable securities during the first nine months of 2014 resulted in higher investing cash flows of approximately $28.9 million compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $393.5 million in the first nine months of 2014 compared to $302.2 million for the same period last year. Share repurchases during the first nine months of 2014 included 5.9 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of September 28, 2014, there were 24.0 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.825 and $0.630 per share totaling $179.9 million and $140.8 million during the first nine months of 2014 and 2013, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $183.7 million in the first nine months of 2014 compared to net cash inflows of $79.2 million in the first nine months of 2013. During the third quarter of 2014, HDFS issued $600.0 million of medium-term notes which mature in 2019 and have an annual interest rate of 2.40%. There were no medium-term note issuances during 2013. The Company repaid $303.0 million of senior unsecured notes in the first half of 2014. The Company’s total outstanding debt consisted of the following (in thousands):

	September 28, 2014	September 29, 2013
Unsecured commercial paper	$352,430	$394,460
Asset-backed Canadian commercial paper conduit facility	165,166	180,584
Medium-term notes	3,451,124	2,858,809
Senior unsecured notes	—	303,000
Term asset-backed securitization debt	1,475,148	1,446,656
Total debt	$5,443,868	$5,183,509
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 28, 2014 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Positive
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Global Credit Facilities – On April 7, 2014, the Company, along with HDFS, entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company and HDFS also have a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support HDFS' unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, HDFS could issue unsecured commercial paper of up to $1.35 billion as of September 28, 2014 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. HDFS intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 28, 2014 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	5.75%	November 2009	December 2014
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$904,417	6.80%	May 2008	June 2018
$600,000	2.40%	September 2014	September 2019
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the outstanding balance by $3.3 million and $1.7 million at September 28, 2014 and September 29, 2013, respectively.
During the third quarter of 2014, HDFS issued $600.0 million of medium-term notes which mature in 2019 and have an annual interest rate of 2.40%. There were no medium-term note issuances made during 2013.
During the second quarter of 2014, HDFS repurchased an aggregate of $6.1 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $1.1 million in loss on the extinguishment of debt, which included unamortized discounts and fees. During the second quarter of 2013, HDFS repurchased an aggregate of $23.0 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $4.9 million in loss on the extinguishment of debt, which included unamortized discounts and fees. There were no other repurchases made during 2014 or 2013.
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
Asset-Backed Canadian Commercial Paper Conduit Facility –HDFS has a facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at HDFS' option, to purchase from HDFS eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of September 28, 2014, the Canadian Conduit has an expiration date of June 30, 2015. The contractual maturity of the debt is approximately 5 years.
During the third quarter of 2014, HDFS transferred $24.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.4 million. During the first nine months of 2014, HDFS transferred $66.5 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $58.2 million.
During the third quarter of 2013, HDFS transferred $26.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million. During the first nine months of 2013, HDFS transferred $80.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $70.1 million.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2014, HDFS amended and restated its revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. At September 28, 2014 and September 29, 2013, HDFS had no outstanding borrowings under the U.S. Conduit.
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

Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of HDFS and the lenders, as of September 28, 2014, the U.S. Conduit expires October 30, 2015.
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
During 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of certain 2009 and 2011 term asset-backed securitization transactions. These notes were sold at a premium. The unaccreted premium associated with the issuance of these secured notes was $0.3 million and $0.5 million at September 28, 2014 and September 29, 2013, respectively.
During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the nine months ended September 28, 2014 or September 29, 2013.
Intercompany Borrowing – During the first nine months ended September 28, 2014, HDFS and the Company had in effect the following term loan agreements under which HDFS borrowed from the Company (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	June 2013	April 2014 *
$150,000	September 2013	April 2014 *
$300,000	April 2014	April 2015
$250,000	June 2014	September 2014 *
$150,000	September 2014	April 2015 **
*     This loan was repaid in 2014 on or before the maturity date.
**    $100.0 million of this loan was repaid in September 2014.
The term loans provide for monthly interest based on the prevailing commercial paper rates and principal due at maturity or upon demand by the Company. The outstanding intercompany term loan balance was $350.0 million and $550.0 million September 28, 2014 and September 29, 2013, respectively. The term loan balances and related interest are eliminated in the Company’s consolidated financial statements.
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
At September 28, 2014, HDFS and the Company remained in compliance with all of the then existing covenants.
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

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 28, 2014:

2014 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 to August 3	987,862	67	987,862	25,634,823
August 4 to August 31	1,302,286	63	1,302,286	24,343,918
September 1 to September 28	349,553	64	349,553	24,004,000
Total	2,639,701	64	2,639,701

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 35,737 shares during the quarter ended September 28, 2014 under this authorization. As of September 28, 2014, no shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary share repurchases of 2.6 million shares during the quarter ended September 28, 2014 under this authorization. As of September 28, 2014, 4.0 million shares remained under this authorization.
Additionally, in February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended September 28, 2014 under this authorization. As of September 28, 2014, 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2009 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2014, the Company acquired 2,082 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 62 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 11/6/2014	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 11/6/2014	/s/ Mark R. Kornetzke
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

101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 28, 2014, filed on November 6, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.