Form 10-K
period 2014-12-31
HARLEY DAVIDSON INC
filed 2015-02-19
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2014: $14,907,688,941
Number of shares of the registrant’s common stock outstanding at January 30, 2015: 211,524,478 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 25, 2015.

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2014

PART I
Note regarding forward-looking statements(1)
The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “estimates,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 19, 2015), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.        Business
Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). The Company operates in two reportable segments: the Motorcycles & Related Products (Motorcycles) reportable segment and the Financial Services reportable segment. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycles reportable segment consists of HDMC which designs, manufactures and sells at wholesale street-legal Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the following regions: North America, Europe/Middle East/Africa (EMEA), Asia-Pacific and Latin America.
The Financial Services reportable segment consists of HDFS which provides wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
See Note 19 of Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.
Motorcycles and Related Products
Motorcycles – The primary business of the Motorcycles segment is to design, manufacture and sell at wholesale street-legal Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s worldwide motorcycle sales generated approximately 79%, 77% and 76% of the total net revenue in the Motorcycles segment during 2014, 2013 and 2012, respectively.
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
The street-legal motorcycle market is comprised of the following categories:

•	Standard (a basic motorcycle which usually features upright seating for one or two passengers);

•	Sportbike (incorporates racing technology, aerodynamic styling, low handlebars with a “sport” riding position and high performance tires);

•	Cruiser (emphasizes styling and owner customization);

•	Touring (emphasizes rider comfort and load capacity and incorporates features such as saddlebags, fairings, or large luggage compartments); and

•	Dual (designed with the capability for use on public roads as well as for some off-highway recreational use).
In 2014, the Company revealed Project LiveWireTM, an electric motorcycle, and began offering demonstration rides in the U.S. which the Company plans to expand to Europe and Canada in 2015.(1) The Company is collecting the demonstration riders' feedback to gain insight into what customers are looking for in this type of motorcycle. The Company has made no commitment to launch Project LiveWireTM commercially.
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
In 2014, the U.S. and European markets accounted for approximately 78% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The Company also competes in other markets around the world. The most significant other markets for the Company, based on the Company's retail sales data, are Japan, Canada, Australia and Brazil.
Harley-Davidson has been the historical market share leader in the U.S. 601+cc motorcycle market. Competitors in the U.S. 601+cc market offer motorcycles in all categories of the market including products that compete directly with the Company's offerings in the touring and cruiser categories.
According to the Motorcycle Industry Council (MIC), the touring and cruiser categories accounted for approximately 77%, of total 2014 601+cc retail unit registrations in the U.S. while the sportbike category accounted for approximately 10% of U.S. 601+cc motorcycle registrations. During 2014, the 601+cc portion of the market represented approximately 82% of the total U.S. motorcycle market (street-legal models including both on-highway and dual purpose models and three-wheeled vehicles) in terms of new units registered.
The following chart includes U.S. retail registration data for 601+cc motorcycles for the years 2012 through 2014:
U.S. Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2014	2013	2012
Total new motorcycle registrations	313.6	305.9	299.4
Harley-Davidson new registrations	167.1	167.8	161.3
	53.3%	54.9%	53.9%

(a)	Data includes on-road 601+cc models. On-road 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

(b)
U.S. industry data is derived from information provided by Motorcycle Industry Council (MIC). This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Street 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.

The European 601+cc motorcycle market is slightly larger than the U.S. market and customer preferences differ from those of U.S. customers. For example, the sportbike category represented nearly 38% of the European 601+cc market in 2014 while the touring category represented 26% of the European 601+cc motorcycle market.
The following chart includes European retail registration data for 601+cc motorcycles for the years 2012 through 2014:
European Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2014	2013	2012
Total new motorcycle registrations	319.8	281.8	300.4
Harley-Davidson new registrations	38.5	36.1	36.2
	12.0%	12.8%	12.1%

(a)	Data includes on-road 601+cc models. On-road 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

(b)
Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Street 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.

Parts & Accessories – Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). Worldwide P&A net revenue comprised 15.7%, 16.6% and 17.4% of net revenue in the Motorcycles segment in 2014, 2013 and 2012, respectively.
General Merchandise – Worldwide General Merchandise net revenue, which includes revenue from MotorClothes® apparel and riding gear, comprised 5.1%, 5.6% and 6.1% of net revenue in the Motorcycles segment in 2014, 2013 and 2012, respectively.
Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. The Company’s licensed products include t-shirts, eyewear, vehicle accessories, jewelry, leather goods, toys, footwear and numerous other products. The majority of licensing activity currently occurs in the U.S. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $47.1 million, $58.9 million and $49.1 million in 2014, 2013 and 2012, respectively.
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
Other Services – The Company also provides a variety of services to its independent dealers including motorcycle service and business management training programs and customized dealer software packages. Motorcycle rentals are available through many of the Company’s independent dealers under the Company’s Authorized Rentals Program. Motorcycle rider training is available through the Company's Harley-DavidsonTM Riding Academy.
International Sales – The Company’s revenue from the sale of motorcycles and related products to independent dealers and distributors located outside of the United States was approximately $1.79 billion, $1.70 billion and $1.58 billion, or approximately 32%, 32% and 32% of net revenue of the Motorcycles segment, during 2014, 2013 and 2012, respectively.
Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.
The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology and designs. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average age for patents of approximately seven and a half years. A patent review committee, which is comprised of a number of key executives, manages the patent strategy and portfolio of the Company.
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
Marketing – The Company is executing a multi-generational and multi-cultural, global marketing strategy. The Company measures the success of this strategy by monitoring market shares (where available) across its various customer definitions, as well as monitoring brand health in various markets.
U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers and are diverse in terms of age, gender and ethnicity. The Company defines its U.S. core customer base as Caucasian men over the age of 35 and its U.S. outreach customers as women (Caucasian, age 35+), young adults (ages 18-34), African-American adults (age 35+), and Latino adults (age 35+). In 2013 (which is the most recent data available), for the sixth straight year the Company was the market share leader in U.S. new motorcycle registrations (all cc's) within the core-customer segment and in each outreach customer segment. (Source: R. L. Polk & Co. 2013 motorcycle registration data from IHS Automotive)
In 2014, the average U.S. retail purchaser of a new Harley-Davidson motorcycle had a median household income of approximately $92,800. More than three-quarters of the U.S. retail sales of new Harley-Davidson motorcycles were to purchasers with at least one year of education beyond high school, and 34% of the buyers had college/graduate degrees. (Sources: 2014 Company Studies)
Outside of the U.S., the Company's definition of core and outreach customers varies depending on the profile of its customers in each market. In general, the Company defines it core customers outside the U.S. as men over the age of 35 and its outreach customers outside the U.S. as women and young adults.
The Company’s products are marketed to retail customers worldwide primarily through advertising and promotional activities via various broadcast, print and electronic channels. Additionally, local marketing efforts are accomplished through a cooperative program with the Company’s independent dealers.
Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company participates in motorcycle rallies around the world and also in major motorcycle consumer shows, racing activities, music festivals, mixed martial arts activities and other special promotional events.
The Company promotes its Harley-Davidson products and the related lifestyle through the Harley Owners Group (H.O.G.®), which has approximately 1 million members worldwide and the Company believes is the industry’s largest company-sponsored motorcycle enthusiast organization. H.O.G.® also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.
The Company's Harley-DavidsonTM Riding Academy offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. Since its inception, the program has trained more than 400,000 riders. The courses are conducted by a network of select Harley-Davidson dealerships throughout the U.S., South Africa, China and Mexico, enabling students to experience the Harley-Davidson lifestyle, environment, people, and products as they learn.
The Company offers Harley-Davidson riders the opportunity to experience riding opportunities worldwide through its global Harley-Davidson Authorized Tours Program. Riders can also rent Harley-Davidson motorcycles worldwide from participating dealers through the Company’s Authorized Rentals Program.

Distribution – The Company’s products are retailed through a network of independent dealers, of which the majority sell Harley-Davidson motorcycles exclusively. The Company’s independent dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service on Harley-Davidson motorcycles. The Company’s independent dealers may also have secondary retail locations (SRLs) to meet additional retail and service needs of retail customers. SRLs also provide P&A, general merchandise and licensed products and are authorized to sell and service new motorcycles. The Company’s independent dealers also sell P&A, general merchandise and licensed products through “non-traditional” retail outlets. The “non-traditional” outlets, which are extensions of the main dealership, consist of Alternate Retail Outlets (AROs) and Seasonal Retail Outlets (SROs). AROs are located primarily in high traffic locations such as malls, airports or popular vacation destinations and focus on selling the Company’s general merchandise and licensed products. SROs are located in similar high traffic areas, but operate on a seasonal basis out of temporary locations such as vendor kiosks. AROs and SROs are not authorized to sell new motorcycles.
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
The Company facilitates its independent dealers' sale of certain Parts and Accessories, General Merchandise and licensed products in the U.S. through its online eCommerce channel. The Company's eCommerce model provides an online storefront, product merchandising, digital marketing, inventory management and order fulfillment, returns processing, and customer care. Retail internet orders are fulfilled and shipped by the Company, which acts as an agent for participating authorized Harley-Davidson dealers who sell the products to customers. Dealers handle any after sale services that the customer may require.
The Company’s operations in the EMEA region are managed out of its Oxford, United Kingdom regional headquarters. In the EMEA region, the Company distributes its motorcycles and related products to a network of independent dealers located in approximately 49 countries in the region.
The Company’s operations in the Asia-Pacific region are managed out of its Singapore regional headquarters. In the Asia-Pacific region, the Company distributes its motorcycles and related products to a network of independent dealers located in approximately 17 countries in the region.
The Company’s operations in the Latin America region are managed out of its Miami, Florida regional headquarters. In the Latin America region, the Company distributes its motorcycles and related products to a network of independent dealers located in approximately 26 countries in the region.
The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic region as of December 31, 2014:

	North America Region		EMEA Region	Asia-Pacific Region	Latin America Region	Total
	United States	Canada
Full Service Dealerships and SRLs	694	69	369	273	55	1,460
Non-Traditional	96	4	11	12	29	152
In 2009, the Company announced a strategic goal to open 100 to 150 new international dealerships from the end of 2009 through the end of 2014. Through December 31, 2014, the Company added 136 new international dealers. This excludes international dealers closed in the normal course of business.
Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to Harley-Davidson independent distributors, dealers and their retail customers. HDFS provides financing to Harley-Davidson independent dealers and the retail customers of those dealers in the U.S. and Canada. HDFS also provides financing to the Company’s Canadian distributor. The Company’s independent distributors, dealers and their retail customers in the EMEA, Asia-Pacific and Latin America regions are not directly financed by HDFS, but have access to financing through other established financial services companies, some of which have licensing or branding agreements with the Company.
Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons.

The Company implemented surge manufacturing capabilities at its York, Pennsylvania facility in the first half of 2013 and at its Kansas City, Missouri facility in the first half of 2014. Surge manufacturing capabilities provide the Company the flexibility to increase production of motorcycles ahead of and during the peak selling season in the North America region. As a result of this flexible manufacturing capability, the Company's motorcycle production and wholesale shipments now correlate more closely to the retail selling season in the North America region. Prior to 2013, the Company historically produced and shipped motorcycles at wholesale to its North America region dealers at approximately the same level throughout the year. Consequently, the Company’s independent dealers in the North America region typically built their inventory levels in the late fall and winter in anticipation of the spring and summer retail selling season.
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
Motorcycle Manufacturing – The Company’s manufacturing strategy is based on the disciplined execution of the Company's Continuous Improvement System (CIS). The focus of CIS is to align people, process and technology to drive world-class manufacturing capability across its global facilities. The Company believes CIS provides the framework to drive the highest levels of safety and quality, increase efficiency and reduce costs, and more effectively respond to changing customer demands and expectations.(1)
Critical aspects of this manufacturing strategy include flexible manufacturing processes and supply chains, coupled with cost-competitive and flexible labor agreements, which the Company believes will help ensure it is well positioned to meet customer demand in a timely and cost-effective manner.(1) The Company implemented surge manufacturing capabilities at its York, Pennsylvania facility in the first half of 2013 and at its Kansas City, Missouri facility in the first half of 2014. This provides the Company the flexibility to increase the production of motorcycles ahead of and during the peak retail selling season allowing the Company to more closely correlate the timing of production and wholesale shipments to the retail selling season.
The Company operates a CKD (Complete Knock Down) assembly facility in Brazil, which assembles motorcycles sold in Brazil from component kits sourced from the Company’s U.S. plants and its suppliers. The Company also operates a manufacturing facility in India, which includes both CKD assembly of certain motorcycles for sale in India, and, beginning in 2014, production of the Company’s Street motorcycles for distribution to markets outside of North America. Like its U.S. manufacturing facilities, the Company’s Brazil and India operations are focused on driving world-class performance through the execution of CIS, with flexible production processes to meet customer demands at reduced lead times.
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
The Company's principal raw materials that are purchased include steel and aluminum castings, forgings, steel sheets and bars. The Company also purchases certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, certain wheels, tires, seats, electrical components and instruments. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components(1).
The Company operates a manufacturing facility in Australia for the purpose of producing certain complex, high-finish wheels.
Research and Development – The objective of the Company's product development strategy is to ensure that the Company delivers relevant products for an increasingly diverse customer base while reducing cost and time to market. The strategy is supported by a product development methodology and organizational structure that support innovation, flexibility, capacity and a focus on consumer insights. The Company incurred research and development expenses of $138.3 million, $152.2 million and $137.3 million during 2014, 2013 and 2012, respectively.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Harley-Davidson motorcycle products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect(1). Additionally, the Company’s motorcycle products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. Because the Company expects that environmental standards will become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future(1).
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 24 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $30.0 million. The Company reserves for all estimated costs associated with recalls in the period that the recalls are announced.
Employees – As of December 31, 2014, the Motorcycles segment had approximately 5,900 employees.

Approximately 2,600 unionized employees at the manufacturing facilities are represented as follows:

•	York, Pennsylvania - represented by International Association of Machinist and Aerospace Workers (IAM) and the collective bargaining agreement will expire on February 2, 2017

•	Kansas City, Missouri - represented by United Steelworkers of America (USW) and IAM and the respective collective bargaining agreements will expire on July 31, 2018

•	Menomonee Falls, Wisconsin - represented by USW and IAM and the respective collective bargaining agreements will expire on March 31, 2019

•	Tomahawk, Wisconsin - represented by USW and the collective bargaining agreement will expire on March 31, 2019
Please refer to the Note 3 of Item 8, “Consolidated Financial Statements and Supplementary Data” for further discussion of the Company’s restructuring activities.
Internet Access – The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K , quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in nine languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Company’s Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 17, 2014, which compensation relates to the Company’s named executive officers; (m) the California Transparency in Supply Chain Act Disclosure; (n) Statement on Conflict Minerals; (o) Political Engagement and Contributions 2012-2014; and (p) the Company's Clawback Policy. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Financial Services
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS is an agent for certain unaffiliated insurance companies providing motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the United States and Canada, and primarily through certain subsidiaries such as Harley-Davidson Credit Corp., Eaglemark Savings Bank (ESB), Harley-Davidson Insurance Services, Inc., and Harley-Davidson Financial Services Canada, Inc. The Company’s independent distributors, dealers and their retail customers in the EMEA, Asia-Pacific and Latin America regions are not financed by HDFS, but have access to financing through other third-party financial institutions, some of which have licensing or branding agreements with the Company or HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers and distributors, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2014, 100% of such dealers utilized those services at some point during the year. HDFS also offers financial services to the Harley-Davidson distributor in Canada. The wholesale finance operations of HDFS are located in Plano, Texas.
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
Licensing - HDFS has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand. Internationally, HDFS licenses the Harley-Davidson brand to local third-party financial institutions that offer products to the Company’s retail customers such as financing and insurance.
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
In the United States, HDFS financed 56.8% of the new Harley-Davidson motorcycles retailed by independent dealers during 2014, compared to 54.5% in 2013. In Canada, HDFS financed 34.0% of the new Harley-Davidson motorcycles retailed by independent dealers during 2014, compared to 31.8% in 2013. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – In the U.S. and Canada, motorcycles are primarily used during warmer months. Accordingly, HDFS experiences seasonal variations in retail financing activities based on the timing of regional riding seasons. In general, from mid-March through August, retail financing volume is greatest. HDFS wholesale financing volume is affected by inventory levels at Harley-Davidson dealers and distributors. As discussed under "Motorcycle and Related Products - Seasonality", the Company implemented flexible production capabilities in 2013 and 2014 which has reduced the seasonality of dealer inventory levels for new motorcycles. Although to a lesser extent than in years prior to the implementation of flexible production, dealers generally have higher inventory levels of new and used motorcycles in the late fall and winter than during the spring and summer riding season. As a result, wholesale financing volume is higher during fall and winter as compared to the rest of the year.
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
A subsidiary of HDFS, Eaglemark Savings Bank (ESB), is a Nevada state thrift chartered as an Industrial Loan Company (ILC). As such, the activities of this subsidiary are governed by federal laws and regulations as well as State of Nevada banking laws, and are subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was passed into law in 2010, granted the federal Consumer Financial Protection Bureau (CFPB) significant supervisory, enforcement, and rule-making authority in the area of consumer financial products and services. While direct supervision of ESB will remain with the FDIC and the State of Nevada, certain CFPB regulations, when finalized, will directly impact HDFS and its operations. The CFPB staff recently proposed a rule that will expand the scope of its supervisory authority to include non-bank larger participants in the vehicle financing market. This proposed rule was published by the CFPB on October 8, 2014, and if this rule is finalized as proposed, the larger participant threshold set by the CFPB would include Harley-Davidson Credit Corp. or other Harley-Davidson entities, which would result in CFBP supervision and periodic examinations of those entities.
ESB originates retail loans and sells the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with many common characteristics across the United States and to similarly service loans to U.S. retail customers.
Employees – As of December 31, 2014, the Financial Services segment had approximately 600 employees.
Item 1A.    Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•
The Company may not be able to successfully execute its long-term business strategy. There is no assurance that the Company will be able to drive growth to the extent desired through its focus of efforts and resources on its long-term business strategy and the Harley-Davidson brand or to enhance productivity and profitability to the extent desired through pricing and continuous improvement.

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

•
The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. Shifting foreign exchange rates can adversely affect the Company's revenue and margin, and cause volatility in results of operations. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to some extent to attempt to manage a portion of its exposure to foreign currency exchange rates and commodity prices, the Company does not attempt to manage its entire expected exposure, and these instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

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

•
A cybersecurity breach involving digital consumer or employee personal data may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party vendors receive and store digital personal information in connection with its human resources operations, financial services operations, e-commerce, the Harley Owners Group and other aspects of its business. Any system failure, accident or security breach could result in disruptions to the Company's operations. To the extent that any disruptions or security breach results in a loss or damage to the Company's data, or in inappropriate disclosure of confidential information, it could cause significant damage to the Company's reputation, affect its relationships with customers, lead to claims against the Company and ultimately harm the Company's business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

•
Expanding international sales and operations subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales and operations is a part of the Company’s long-term business strategy. To support that strategy, the Company must increase its presence outside the U.S., including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability or cash flows.

•
Retail sales of the Company's independent dealers may be impacted by weather. The Company has observed that abnormally cold and/or wet conditions in a region could have the effect of reducing demand or changing the timing for purchases of new Harley-Davidson motorcycles. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.

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
Environmental - The Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as California Air Resources Board, and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to sell certain products or may be subject to fines or penalties. Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development, and implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.
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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (CFPB), housed in the Federal Reserve. The CFPB has been granted significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The CFPB staff recently proposed a rule that would expand the scope of its supervisory authority to include non-bank larger participants in the vehicle financing market. The CFPB published this proposed rule on October 8, 2014, and if this rule is finalized as proposed, the larger participant threshold set by the CFPB would include Harley-Davidson Credit Corp. and other Harley-Davidson entities, which would result in CFBP supervision and periodic examinations of those entities.
U.S. Public Company - The Company is also subject to policies and actions of the SEC and New York Stock Exchange (NYSE). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

•
The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as unfavorable pricing, poor quality, or untimely delivery. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material or natural disasters. Further, Company suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•
The Company must prevent and detect issues with its products, components purchased from suppliers, and its and its suppliers’ manufacturing processes to reduce the risk of recall campaigns, increased warranty costs or litigation, increased product liability claims or litigation, delays in new model launches, and inquiries or investigations by regulatory agencies. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes, and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, product recalls, inquiries or investigations from regulatory agencies, warranty claims, and product liability claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liability costs and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates. Further, selling products with poor quality and the announcement of recalls may also adversely affect the Company’s reputation and brand strength.

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

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•
The Company may not be able to successfully execute its manufacturing strategy. The Company’s manufacturing strategy is designed to continuously improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is the key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner. To execute this strategy, the Company must be successful in its continuous improvement efforts which are dependent on the involvement of management, production employees and suppliers. Any inability to achieve these objectives could adversely impact the profitability of the Company’s products and its ability to deliver the right product at the right time to the customer.

•
The Company and its independent dealers must successfully accommodate a seasonal retail motorcycle sales pattern. The Company records the wholesale sale of a motorcycle when it is shipped to the Company’s independent dealers and distributors. Prior to 2013, the Company historically produced and shipped motorcycles at wholesale to its North America region dealers at approximately the same level throughout the year. The Company implemented flexible production at its York, Pennsylvania facility in the first half of 2013 and began flexible production at its Kansas City, Missouri facility in the first half of 2014. As a result of this capability, the Company's motorcycle production and wholesale shipments now correlate more closely to the retail selling season in the North America region. Any difficulties in executing flexible production could result in lost production or sales. The Company and its independent dealers and distributors must be able to successfully manage changes in production rates, inventory levels and other business processes associated with flexible production. Failure by the Company and its independent dealers to make such adjustments may have a material adverse effect on the Company’s business and results of operations.

•
Retail sales of the Company’s independent dealers may be adversely impacted by declining prices for used motorcycles and excess supplies of new motorcycles. The Company has observed that when prices for used Harley-Davidson motorcycles have declined, it can have the effect of reducing demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in lower customer demand for used motorcycles, resulting in declining prices for those used motorcycles, and prior model-year new motorcycles. Also, while the Company has taken steps designed to balance production volumes for its new motorcycles with demand, those steps may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

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

•
The ability of the Company to expand international sales may be impacted by existing or new laws and regulations that impose motorcycle licensing restrictions and limit access to roads and highways. Expanding international sales is a part of the Company’s long-term business strategy. A number of countries have tiered motorcycle licensing requirements that limit the ability of new and younger riders to obtain licenses to operate the Company’s motorcycles, and many countries are considering the implementation of such requirements. These requirements only allow new and/or younger riders to operate smaller motorcycles for certain periods of time. Riders typically are only permitted to obtain a license to ride larger motorcycles upon reaching certain ages and/or having been licensed to ride smaller motorcycles for a certain period of time, and only after passing additional tests and paying additional fees. These requirements pose obstacles to large displacement motorcycle ownership. Other countries have laws and regulations that prohibit motorcycles from being operated on certain roads and highways. These types of laws and regulations could adversely impact the Company’s plans to expand international sales.

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

•
The Company’s Financial Services operations rely on external sources to finance a significant portion of its operations. Liquidity is essential to the Company’s Financial Services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s Financial Services operations may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing share value through the use of alternative sources of capital.

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

•
The Company’s Financial Services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's independent dealers and distributors, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms, customer credit profiles and the new and used motorcycle market. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. While HDFS experienced historically low levels of retail credit losses during 2013 and 2014, the Company believes HDFS' retail credit losses may continue to increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals in the sub-prime lending environment. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses.

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

•
Regulations related to conflict minerals will cause the Company to incur additional expenses and may have other adverse consequences. The SEC adopted inquiry, diligence and additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The minerals that the rules cover are commonly referred to as "3TG" and include tin, tantalum, tungsten and gold. These rules impose a requirement for public companies to make certain disclosures relating to activities with conflict minerals. Compliance with the disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to determine the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of Congo and surrounding countries or determine that its products are "conflict free", then the Company may face reputational challenges with customers, investors or others. Additionally, as there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free", the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Accordingly, the Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2014:
Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Menomonee Falls, WI	881,600	Owned
Manufacturing(2)	Wauwatosa, WI	430,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing(3)	Tomahawk, WI	226,000	Owned
Manufacturing(4)	York, PA	610,000	Owned
Manufacturing and Materials Velocity Center(5)	Kansas City, MO	456,000	Owned
Motorcycle Testing	Yucca, AZ	21,150	Owned
Motorcycle Testing	Yucca, AZ	48,000	Lease expiring 2019
Motorcycle Testing	Naples, FL	10,000	Lease expiring 2020
Regional Office	Miami, FL	12,700	Lease expiring 2017
Manufacturing(6)	Manaus, Brazil	100,000	Lease expiring 2016
Regional Office	Oxford, England	39,000	Lease expiring 2017
Manufacturing(7)	Bawal, India	68,200	Lease expiring 2016
Regional Office	Singapore	8,800	Lease expiring 2015
Manufacturing(8)	Adelaide, Australia	485,000	Lease expiring 2017

(1)	Motorcycle powertrain production.

(2)	Facility was idled during 2010 and production moved to Menomonee Falls, WI.

(3)	Plastic parts production and painting.

(4)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(5)	Motorcycle parts fabrication, painting and Dyna®, Sportster®, Softail®, V-Rod® and Street platform assembly.

(6)	Assembly of select models for the Brazilian market.

(7)	Assembly of select models for the Indian market and production of the Street platform for non-North American markets.

(8)	Motorcycle wheel production.
Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	69,321	Lease expiring 2025
Office	Carson City, NV	100,000	Owned
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

Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is probable that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine and/or other relief. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet. However, given the uncertainty that still exists concerning the resolution of this matter, there is a possibility that the actual loss incurred may be materially different than the Company’s current reserve. At this time, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter, if any.
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
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Condensed Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be paid over the next several years.
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
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2014	Low	High	2013	Low	High
First quarter	$60.55	$70.04	First quarter	$48.40	$55.51
Second quarter	$63.74	$74.13	Second quarter	$49.15	$59.84
Third quarter	$60.24	$70.65	Third quarter	$53.35	$65.15
Fourth quarter	$54.22	$70.41	Fourth quarter	$62.76	$69.75
The Company paid the following dividends per share:

	2014	2013	2012
First quarter	$0.275	$0.210	$0.155
Second quarter	0.275	0.210	0.155
Third quarter	0.275	0.210	0.155
Fourth quarter	0.275	0.210	0.155
	$1.100	$0.840	$0.620
As of January 30, 2015, there were 78,014 shareholders of record of Harley-Davidson, Inc. common stock.
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2014:

2014 Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 to November 2	667,546	$62	667,546	23,364,308
November 3 to November 30	1,585,334	$67	1,585,334	21,999,353
December 1 to December 31	1,084,727	$69	1,084,727	20,942,189
Total	3,337,607	$67	3,337,607
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The company made discretionary share repurchases of 0.3 million shares during the fourth quarter ended December 31, 2014 under this authorization. As of December 31, 2014, there were no shares available under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 3.1 million shares during the fourth quarter ended December 31, 2014 under this authorization. As of December 31, 2014, 0.9 million shares remained under this authorization.
In February 2014, the Company's Board authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. This board authorization is in addition to existing share repurchase authorizations. No shares were repurchased by the Company during the fourth quarter ended December 31, 2014 under this authorization. As of December 31, 2014, 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan (exhibit 10.5) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2014, the Company acquired 581 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2009 and that all dividends are reinvested.

	2009 ($)	2010 ($)	2011 ($)	2012 ($)	2013 ($)	2014 ($)
Harley-Davidson, Inc.	100	140	158	202	290	281
Standard & Poor’s MidCap 400 Index	100	127	124	147	193	209
Standard & Poor’s 500 Index	100	115	118	136	180	205

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2014	2013	2012	2011	2010(1)
Statement of income data:
Revenue:
Motorcycles & Related Products	$5,567,681	$5,258,290	$4,942,582	$4,662,264	$4,176,627
Financial Services	660,827	641,582	637,924	649,449	682,709
Total revenue	$6,228,508	$5,899,872	$5,580,506	$5,311,713	$4,859,336
Income from continuing operations	$844,611	$733,993	$623,925	$548,078	$259,669
Income (loss) from discontinued operations, net of tax	—	—	—	51,036	(113,124)
Net income	$844,611	$733,993	$623,925	$599,114	$146,545
Weighted-average common shares:
Basic	216,305	222,475	227,119	232,889	233,312
Diluted	217,706	224,071	229,229	234,918	234,787
Earnings per common share from continuing operations:
Basic	$3.90	$3.30	$2.75	$2.35	$1.11
Diluted	$3.88	$3.28	$2.72	$2.33	$1.11
Earnings (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$0.22	$(0.48)
Diluted	$—	$—	$—	$0.22	$(0.48)
Earnings per common share:
Basic	$3.90	$3.30	$2.75	$2.57	$0.63
Diluted	$3.88	$3.28	$2.72	$2.55	$0.62
Dividends paid per common share	$1.100	$0.840	$0.620	$0.475	$0.400
Balance sheet data:
Total assets	$9,528,097	$9,405,040	$9,170,773	$9,674,164	$9,430,740
Total debt	$5,504,629	$5,259,170	$5,102,649	$5,722,619	$5,752,356
Total equity	$2,909,286	$3,009,486	$2,557,624	$2,420,256	$2,206,866

(1)
The Company began consolidating formerly off-balance sheet qualifying special purpose entities as required by the new guidance within Accounting Standards Codification (ASC) Topic 810, “Consolidations” and ASC Topic 860, “Transfers and Servicing” in 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" includes Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale street-legal Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company's products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa (EMEA), Asia-Pacific and Latin America.
The Financial Services segment consists of HDFS which provides wholesale and retail financing and provides insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business primarily in the United States and Canada.
The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.
Overview
During 2014, the Company generated strong financial results as it continued to execute against its strategic goals. During 2014, the Company introduced seven new Project RushmoreTM models, including the reintroduction of Road Glide motorcycles, began distribution of its all-new Street 750 and 500 motorcycles, and completed its implementation of flexible surge production capabilities at its production facilities. The Company’s net income for 2014 was $844.6 million, or $3.88 per diluted share, compared to $734.0 million, or $3.28 per diluted share, in 2013. The increase in 2014 net income was driven by strong financial performance at the Motorcycles segment. Operating income from the Motorcycles segment was up $132.5 million over 2013 led by a 3.9% increase in wholesale shipments of Harley-Davidson motorcycles. In addition, Motorcycles operating income benefited during 2014 from model-year price increases, a stronger product mix and lower manufacturing costs. These positive impacts were partially offset by an adverse change in foreign currency exchange rates during 2014 and higher selling, administrative and engineering expenses as the Company continued to invest in its strategic initiatives. Operating income from the Financial Services segment was down slightly from the prior year, falling $5.3 million, or 1.9%, due to a higher provision for credit losses partially offset by higher revenues.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles grew 2.7% compared to 2013 despite challenging U.S. weather conditions in the first half of 2014 and the absence of Road Glide models for most of 2014. Retail sales of new Harley-Davidson motorcycles increased 1.3% in the U.S. and 5.4% in international markets. As the Company looks forward to 2015, it believes the Harley-Davidson brand and core demand fundamentals remain strong.(1) In 2015, the Company expects continued momentum behind its model-year 2015 motorcycles including increased worldwide distribution of its Street motorcycles.(1)
Please refer to the “Results of Operations 2014 Compared to 2013” for additional details concerning the results for 2014.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date of the filing of this report (February 19, 2015), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On January 29, 2015 the Company announced the following expectations for 2015.
The Company expects to ship 282,000 to 287,000 Harley-Davidson motorcycles during 2015, up approximately 4% to 6% over 2014. This includes 79,000 to 84,000 Harley-Davidson motorcycles that it expects to ship in the first quarter of 2015, down approximately 2% at the low end of the range to up 4% at the high end of the range over the first quarter of 2014. The Company believes the underlying worldwide demand fundamentals for Harley-Davidson motorcycles are strong and expects that motorcycle shipment growth in 2015 will be driven by:

•	The strong appeal of the Harley-Davidson brand

•	Great model-year 2015 and 2016 motorcycles

•	Full-year Road Glide availability

•	Improving availability and expanding distribution of the new Street motorcycles

•	Continuing outreach momentum in the United States

•	International expansion
The Company expects the 2015 operating margin percent for the Motorcycles segment to be between 18% and 19% compared to 18% in 2014. The Company believes the operating margin percent will benefit from a modest increase in gross margin, as well as lower selling, administrative and engineering expenses as a percent of revenue. The Company expects that the 2015 gross margin percent will be up modestly, benefited by motorcycle pricing, incremental margin driven by higher motorcycle production and strong productivity gains. The Company also expects these positive impacts to be offset by unfavorable foreign currency exchange, increased pension expense and unfavorable product mix. If foreign currency exchange rates on January 28, 2015 remained constant throughout 2015, the Company estimates the adverse impact to its expected Motorcycle segment revenue from currency exchange in 2015 would be approximately 3.25%. Although the Company has a significant portion of its 2015 foreign currency exposure hedged at favorable rates, it expects that about half of the unfavorable revenue impact would translate into lower gross profit. The Company's 2015 pension expense will increase as a result of a lower discount rate and changes in mortality assumptions. The Company believes changes in product mix will adversely impact gross profit as Street continues to increase as a percent of total shipments. The Company expects selling, administrative and engineering expenses to increase in 2015 as it continues to invest in future growth opportunities, but will decrease as a percent of revenue as the Company leverages its current spending.
The Company expects operating income for the Financial Services segment to be down modestly in 2015 as compared to 2014. Going forward, the Company continues to expect pressure on Financial Services operating income as a result of higher credit losses, and tightening net interest margins due to increasing competition and higher borrowing costs.
The Company’s capital expenditure estimates for 2015 are between $240 million and $260 million. The Company anticipates it will have the ability to fund all capital expenditures in 2015 with cash flows generated by operations.
The Company also announced on January 29, 2015 that it expects the full year 2015 effective income tax rate to be approximately 35.5%, which does not include the U.S. Federal Research and Development tax credits as it expired at the end of 2014. This guidance excludes the effect of any potential future adjustments such as changes in tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Results of Operations 2014 Compared to 2013
Consolidated Results

(in thousands, except earnings per share)	2014	2013	Increase (Decrease)	% Change
Operating income from Motorcycles & Related Products	$1,003,147	$870,609	$132,538	15.2%
Operating income from Financial Services	277,836	283,093	(5,257)	(1.9)%
Operating income	1,280,983	1,153,702	127,281	11.0%
Investment income	6,499	5,859	640	10.9%
Interest expense	4,162	45,256	(41,094)	(90.8)%
Income before income taxes	1,283,320	1,114,305	169,015	15.2%
Provision for income taxes	438,709	380,312	58,397	15.4%
Net income	$844,611	$733,993	$110,618	15.1%
Diluted earnings per share	$3.88	$3.28	$0.60	18.3%
Consolidated operating income was up 11.0% in 2014 led by an increase in operating income from the Motorcycles segment which improved by $132.5 million compared to 2013. Operating income for the Financial Services segment decreased by $5.3 million during 2014 as compared to 2013. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in 2014 compared to 2013 due to the retirement of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for 2014 was 34.2% compared to 34.1% for 2013. The Company's 2014 and 2013 effective tax rate included U.S. Federal Research and Development tax credits that were reinstated by the American Taxpayer Relief Act. The effective tax rate for 2013 also included the full-impact of the 2012 U.S. Federal Research and Development tax credit due to the timing of the enactment of the American Taxpayer Relief Act.
Diluted earnings per share were $3.88 in 2014, up 18.3% over 2013. The increase in diluted earnings per share was driven primarily by the 15.1% increase in net income, but also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 224.1 million in 2013 to 217.7 million in 2014 driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 2.7% during 2014 compared to 2013. Retail sales of Harley-Davidson motorcycles increased 1.3% in the United States and 5.4% internationally in 2014.
The Company believes U.S. retail sales for 2014 benefited from strong sales of Rushmore and Street motorcycles that were partially offset by adverse impacts that resulted from the absence of Road Glide motorcycles for most of the year and very difficult weather conditions in the first half of the year.
International retail sales growth during 2014 in the Asia Pacific region, Latin America region and EMEA region was partially offset by a decline in Canada. Retail sales in the Asia Pacific region were driven by growth in emerging markets, especially India and China. The retail sales growth in the Latin America region was driven by Mexico. The EMEA region retail sales growth was driven by growth in nearly all countries throughout the region. International retail sales as a percent of total retail sales in 2014 were 36.2% of total retail sales compared to 35.3% in 2013.
The Company is encouraged by the 2014 performance of retail sales in international markets, but remains concerned with ongoing economic challenges in several markets. Going forward, the Company will continue to focus on factors it can control which include building its brand experience across the world and expanding its distribution network in emerging markets.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2014	2013	Increase (Decrease)	% Change
North America Region
United States	171,079	168,863	2,216	1.3%
Canada	9,871	11,062	(1,191)	(10.8)
Total North America Region	180,950	179,925	1,025	0.6
Europe, Middle East and Africa Region (EMEA)
Europe(b)	38,491	36,076	2,415	6.7
Other	6,832	6,533	299	4.6
Total EMEA Region	45,323	42,609	2,714	6.4
Asia Pacific Region
Japan	10,775	10,751	24	0.2
Other	19,299	16,139	3,160	19.6
Total Asia Pacific Region	30,074	26,890	3,184	11.8
Latin America Region	11,652	11,415	237	2.1
Total Worldwide Retail Sales	267,999	260,839	7,160	2.7%
Total International Retail Sales	96,920	91,976	4,944	5.4%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2014	2013	Increase	% Change
United States(b)	313,627	305,852	7,775	2.5%
Europe(c)	319,801	281,844	37,957	13.5%

(a)	Data includes on-road 601+cc models. On-road 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2014		2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	173,994	64.3%	167,016	64.1%	6,978	4.2%
International	96,732	35.7%	93,455	35.9%	3,277	3.5
Harley-Davidson motorcycle units	270,726	100.0%	260,471	100.0%	10,255	3.9%
Touring motorcycle units	122,481	45.2%	107,213	41.2%	15,268	14.2%
Custom motorcycle units(a)	91,426	33.8%	102,950	39.5%	(11,524)	(11.2)
Sportster® / Street motorcycle units(b)	56,819	21.0%	50,308	19.3%	6,511	12.9
Harley-Davidson motorcycle units	270,726	100.0%	260,471	100.0%	10,255	3.9%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
During 2014, wholesale shipments of Harley-Davidson motorcycles were up 3.9% compared to the prior year and within the Company’s most recent expected shipment range of 270,000 to 275,000 motorcycles. International shipments as a percentage of the total were down slightly in 2014 as compared to 2013. The Company remains committed to investing in international growth and continues to believe that international retail sales will grow at a faster rate than the rate of growth of domestic retail sales(1). In addition, shipments of touring motorcycles and Sportster® / Street motorcycles as a percentage of total shipments increased in 2014 compared to the prior year while shipments of custom motorcycles as a percentage of total shipments declined. The Company believes the increase in touring motorcycle shipments, as a percentage of total shipments, was driven by continued demand for model-year 2014 Rushmore motorcycles and demand for model-year 2015 Rushmore motorcycles. Also, the shipment mix of Sportster® / Street increased as a result of Street shipments which began in 2014 and totaled approximately 9,900 motorcycles. The Company believes the shipment mix of Sportster® / Street will be higher in 2015 as a result of increased Street shipments(1). As expected, retail inventory in the U.S. at the end of 2014 was approximately 2,900 units higher than at the end of 2013 largely due to the initial dealer fill of Street models for retail. The Company believes the U.S. year-end 2014 dealer retail inventory level was appropriate going into 2015(1).
Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2014	2013	Increase (Decrease)	% Change
Revenue:
Motorcycles	$4,385,863	$4,067,510	$318,353	7.8%
Parts & Accessories	875,019	873,075	1,944	0.2
General Merchandise	284,826	295,854	(11,028)	(3.7)
Other	21,973	21,851	122	0.6
Total revenue	5,567,681	5,258,290	309,391	5.9
Cost of goods sold	3,542,601	3,395,918	146,683	4.3
Gross profit	2,025,080	1,862,372	162,708	8.7
Selling & administrative expense	887,333	847,927	39,406	4.6
Engineering expense	134,600	145,967	(11,367)	(7.8)
Restructuring benefit	—	(2,131)	2,131	(100.0)
Operating expense	1,021,933	991,763	30,170	3.0
Operating income from Motorcycles	$1,003,147	$870,609	$132,538	15.2%

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2013 to 2014 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2013	$5,259	$3,397	$1,862
Volume	124	85	39
Price	166	119	47
Foreign currency exchange rates and hedging	(31)	(19)	(12)
Shipment mix	50	(16)	66
Raw material prices	—	1	(1)
Manufacturing costs	—	(24)	24
Total	309	146	163
2014	$5,568	$3,543	$2,025
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2013 to 2014:

•
Volume increases were driven by the increase in wholesale motorcycle shipments and parts and accessories sales, partially offset by lower sales volumes for general merchandise. General merchandise revenue was adversely impacted in 2014 by a SKU reduction plan across the apparel offering focused on transforming the retail customer experience with a more targeted assortment of popular styles.

•
On average, wholesale prices on the Company’s 2014 and 2015 model-year motorcycles are higher than the preceding model-year resulting in the favorable impact on revenue during the period. The revenue favorability resulting from model-year price increases was partially offset by an increase in cost related to the significant additional content added to the 2014 and 2015 model-year motorcycles.

•
Net revenue and gross profit were negatively impacted by a devaluation in the Company's key foreign currencies compared to the U.S. dollar, primarily the Euro, Japanese yen, Brazilian real and Australian dollar, which together declined approximately 3% on a weighted-average basis in 2014 compared to 2013.

•
Shipment mix changes between motorcycle families positively impacted net revenue and gross profit as a result of a higher mix of Touring motorcycles which was partially offset by an increase in Street motorcycle shipments. Shipment mix also benefited from favorable model mix within motorcycle families, as well as, favorable mix within the parts and accessories and general merchandise product lines. For the first quarter of 2015, the Company expects mix to adversely impact margin driven by an expected increase in Street motorcycle shipments(1).

•	Raw material prices were slightly higher in 2014 relative to 2013.

•
Manufacturing costs for 2014 benefited from increased year-over-year production, restructuring savings, lower temporary inefficiencies and lower pension costs compared to 2013. The manufacturing cost benefits were partially offset by start-up costs of approximately $15.3 million associated with the launch of the Street platform of motorcycles.

The net increase in operating expense was primarily due to higher selling and administrative expenses and the absence of the restructuring benefit recorded in 2013, partially offset by lower engineering expense. The higher selling and administrative expenses were primarily due to higher spending in support of the Company's growth initiatives and higher recall costs. In 2013, the Company completed work related to its various restructuring activities that were initiated during 2009 through 2011. For further information regarding the Company’s previously announced restructuring activities, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2014	2013	Increase (Decrease)	% Change
Interest income	$594,990	$583,174	$11,816	2.0%
Other income	65,837	58,408	7,429	12.7
Financial services revenue	660,827	641,582	19,245	3.0
Interest expense	164,476	165,491	(1,015)	(0.6)
Provision for credit losses	80,946	60,008	20,938	34.9
Operating expenses	137,569	132,990	4,579	3.4
Financial Services expense	382,991	358,489	24,502	6.8
Operating income from Financial Services	$277,836	$283,093	$(5,257)	(1.9)%
Interest income was favorable due to higher retail and wholesale outstanding finance receivables, partially offset by lower yields primarily on retail finance receivables due to increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Interest expense benefited from a more favorable cost of funds and a lower loss on the extinguishment of a portion of the Company's 6.80% medium-term notes than in 2013, partially offset by higher average outstanding debt.
The provision for credit losses increased $20.9 million compared to 2013 primarily due to an increase in the provision for retail credit losses. The retail motorcycle provision increased $20.0 million during 2014 as a result of higher credit losses, an increase in the retail motorcycle reserve rate, and portfolio growth. Credit losses were impacted by lower recovery values of repossessed motorcycles, the impact of changing consumer behavior, and lower recoveries as a result of fewer charge-offs in prior periods.
Annual losses on the Company's retail motorcycle loans were 1.22% during 2014 compared to 1.09% in 2013. The 30-day delinquency rate for retail motorcycle loans at December 31, 2014 decreased to 3.61% from 3.71% at December 31, 2013.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2014	2013
Balance, beginning of period	$110,693	$107,667
Provision for credit losses	80,946	60,008
Charge-offs, net of recoveries	(64,275)	(56,982)
Balance, end of period	$127,364	$110,693
At December 31, 2014, the allowance for credit losses on finance receivables was $122.0 million for retail receivables and $5.3 million for wholesale receivables. At December 31, 2013, the allowance for credit losses on finance receivables was $106.1 million for retail receivables and $4.6 million for wholesale receivables.
The Company's periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on the Company's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 5 of Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

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
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 4.4% during 2013 compared to 2012. Retail sales of Harley-Davidson motorcycles increased 4.4% in the United States and 4.3% internationally in 2013. The Company believes U.S. retail sales for 2013 were positively impacted by the launch of its 2014 model-year motorcycles and improved availability of motorcycles which more than offset the adverse impact of weather experienced in the first half of 2013. The Company also believes that the U.S. retail sales in 2013 were adversely impacted in the fourth quarter by the absence of its popular Road Glide models from the 2014 model-year. Road Glide models were discontinued for the 2014 model-year, and were reintroduced in the 2015 model-year with upgraded with Rushmore features. International retail sales growth during 2013 in the Asia Pacific region, Latin America region and Canada were offset by a decline in the EMEA region. Retail sales in the Asia Pacific region were driven by growth in emerging markets, especially India and China. The retail sales growth in the Latin America region was driven by Brazil and Mexico. The EMEA region was adversely impacted by that region's difficult economic environment. The International retail sales as a percent of total retail sales were consistent compared to 2012 with international retail sales representing 35.3% of total retail sales in both 2013 and 2012, respectively.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2013	2012	Increase (Decrease)	% Change
North America Region
United States	168,863	161,678	7,185	4.4%
Canada	11,062	10,573	489	4.6
Total North America Region	179,925	172,251	7,674	4.5
Europe, Middle East and Africa Region (EMEA)
Europe(b)	36,076	37,027	(951)	(2.6)
Other	6,533	6,000	533	8.9
Total EMEA Region	42,609	43,027	(418)	(1.0)
Asia Pacific Region
Japan	10,751	10,642	109	1.0
Other	16,139	13,839	2,300	16.6
Total Asia Pacific Region	26,890	24,481	2,409	9.8
Latin America Region	11,415	10,090	1,325	13.1
Total Worldwide Retail Sales	260,839	249,849	10,990	4.4%
Total International Retail Sales	91,976	88,171	3,805	4.3%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2013	2012	Increase (Decrease)	% Change
United States(b)	305,852	299,384	6,468	2.2%
Europe(c)	281,844	300,415	(18,571)	(6.2)%

(a)	Data includes on-road 601+cc models. On-road 601+cc models include on-highway and dual purpose models and three-wheeled vehicles.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles & Related Products segment:

	2013		2012		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	167,016	64.1%	160,477	64.8%	6,539	4.1%
International	93,455	35.9%	87,148	35.2%	6,307	7.2
Harley-Davidson motorcycle units	260,471	100.0%	247,625	100.0%	12,846	5.2%
Touring motorcycle units	107,213	41.2%	99,496	40.2%	7,717	7.8%
Custom motorcycle units(a)	102,950	39.5%	96,425	38.9%	6,525	6.8
Sportster® motorcycle units	50,308	19.3%	51,704	20.9%	(1,396)	(2.7)
Harley-Davidson motorcycle units	260,471	100.0%	247,625	100.0%	12,846	5.2%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.
During 2013, wholesale shipments of Harley-Davidson motorcycles were up 5.2% compared to the prior year. International shipments as a percentage of the total were up slightly in 2013 as compared to 2012. In addition, shipments of touring motorcycles and custom motorcycles as a percentage of total shipments increased in 2013 compared to the prior year while shipments of Sportster® motorcycles as a percentage of total shipments declined. The Company believes the increase in touring motorcycle shipments, as a percentage of total shipments, was driven by demand for model-year 2014 motorcycles. Also, as expected, wholesale motorcycle shipments in the fourth quarter of 2013 were down compared to the fourth quarter of 2012 in advance of the launch of seasonal surge manufacturing at the Company's Kansas City facility in early 2014. Consequently, retail inventory in the U.S. was approximately 1,850 units lower than at the end of 2012.
Segment Results
The following table includes the condensed statement of operations for the Motorcycles & Related Products segment (in thousands):

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

•
On average, wholesale prices on the Company’s 2013 and 2014 model-year motorcycles were higher than the preceding model-years resulting in the favorable impact on revenue and gross profit during the period. The impact of revenue favorability resulting from model-year price increases was partially offset by an increase in cost related to the significant additional content added to the 2014 model-year motorcycles.

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

•
Manufacturing costs for 2013 benefited from savings related to restructuring initiatives, lower temporary inefficiencies and increased year-over-year production, partially offset by approximately $7 million of higher start-up costs for the new model-year driven by the significant level of content added to the new models. Temporary inefficiencies associated with the Company’s restructuring activities were $15 million in 2013 compared to $33 million in 2012. With the completion of the restructuring activities, the Company has significantly reduced its fixed cost structure, and therefore improved the overall profitability of the Company. At the start of restructuring, motorcycle fixed costs were in the range of 20% to 25% of total motorcycle manufacturing costs.

The net decrease in operating expense was primarily due to lower restructuring charges and variable employee compensation costs, partially offset by incremental investments to support the Company’s international growth and product development initiatives and increases in the Company's global information systems costs. In 2013, the Company completed work related to its various restructuring activities that were initiated during 2009 through 2011. For further information regarding the Company’s previously announced restructuring activities, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

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
Other income was favorable primarily due to higher fee income, increased credit card licensing revenue and increased insurance revenue. Interest expense benefited from a more favorable cost of funds, partially offset by higher debt levels related to higher average finance receivables outstanding.
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
Annual losses on the Company's retail motorcycle loans were 1.09% during 2013 compared to 0.79% in 2012. The 30-day delinquency rate for retail motorcycle loans at December 31, 2013 decreased to 3.71% from 3.94% at December 31, 2012.
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
The Company's periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on the Company's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 5 of Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

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
Allowance for Credit Losses on Finance Receivables – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing finance receivables portfolio. The Company performs a periodic and systematic collective evaluation of the adequacy of the retail allowance. The Company utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates.
The wholesale portfolio is primarily composed of large balance, non-homogeneous finance receivables. The Company's wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. In establishing the allowance, management considers a number of factors including the specific borrower’s financial performance as well as ability to repay. Finance receivables in the wholesale portfolio that are not individually evaluated for impairment are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, current economic conditions as well as the value of the underlying collateral.
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
Pension, SERPA and postretirement healthcare obligations and costs are calculated through actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, mortality, long-term expected return on plan assets, future compensation and healthcare cost trend rates.
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company decreased the discount rate for pension and

SERPA obligations from 5.08% as of December 31, 2013 to 4.21% as of December 31, 2014. The Company decreased the discount rate for postretirement healthcare obligations from 4.70% to 3.99%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2014, the Company set its healthcare cost trend rate at 8.0% as of December 31, 2014. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.0% by 2021.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
In the fourth quarter of 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014 and MP-2014). The Company’s base mortality assumption, used in measuring the 2014 retirement plan benefit obligations, was developed using the RP 2014 table with weighted adjustments for the Company’s own credibility-adjusted mortality experience. In addition, after reviewing the SOA’s new MP-2014 table, the Company changed its long-term mortality projections to reflect longer anticipated life expectancies. The current assumptions represent the Company’s best estimate of mortality for its plan participants. The change in mortality assumptions at the end of 2014 resulted in an increase to the Company’s projected benefit obligation for pension plans of $64 million. The change did not have a meaningful impact on the accumulated benefit obligation for postretirement healthcare plans. These changes are considered actuarial losses and will be amortized to net periodic benefit cost along with other actuarial gains and losses. The Company will continue to review, and when necessary, adjust its mortality assumptions in connection with the measurement of its retirement program obligations.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2014 Net periodic benefit costs
Pension and SERPA	$19,369	$24,624	$17,648	n/a
Postretirement healthcare	$14,340	$1,256	$1,354	$1,587
2014 Benefit obligations
Pension and SERPA	$2,069,980	$389,051	n/a	n/a
Postretirement healthcare	$361,006	$35,859	n/a	$12,909
This information should not be viewed as predictive of future amounts. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 13 of Notes to Consolidated Financial Statements.
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within other long-term liabilities in the Consolidated Balance Sheets. The Company has a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly audited by tax authorities as a normal course of business. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2014 is as follows (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Principal payments on debt	$1,743,101	$1,881,246	$1,880,282	$—	$5,504,629
Interest payments on debt	132,530	195,395	58,531	—	386,456
Operating lease payments	12,309	16,325	10,813	15,955	55,402
	$1,887,940	$2,092,966	$1,949,626	$15,955	$5,946,487
Interest for floating rate instruments assumes December 31, 2014 rates remain constant.
As of December 31, 2014, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business. Purchase orders issued for inventory and supplies used in product manufacturing generally do not become firm commitments until 90 days prior to expected delivery and can be modified to a certain extent until 30 days prior to expected delivery.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2014. During 2014, the Company contributed $29.7 million to its pension, SERPA and postretirement healthcare plans. No additional contributions were required during 2014 beyond current benefit payments for SERPA and postretirement healthcare plans. The Company does not expect to make any additional qualified pension plan contributions in 2015.(1) Also, the Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.(1) The Company’s expected future contributions to these plans are provided in Note 13 of Notes to Consolidated Financial Statements.
As described in Note 12 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $64.2 million and accrued interest and penalties of $25.3 million as of December 31, 2014. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.

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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is probable that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine and/or other relief. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet. However, given the uncertainty that still exists concerning the resolution of this matter, there is a possibility that the actual loss incurred may be materially different than the Company’s current reserve. At this time, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter, if any.
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
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.(1) As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
Liquidity and Capital Resources as of December 31, 2014
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations and intercompany borrowings.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

December 31, 2014
Cash and cash equivalents	$906,680
Current marketable securities	57,325
Total cash and cash equivalents and marketable securities	964,005

Global credit facilities	618,214
Asset-backed U.S commercial paper conduit facility (a)	600,000
Asset-backed Canadian commercial paper conduit facility (b)	5,508
Total availability under credit facilities	1,223,722
Total	$2,187,727

(a)	The U.S. commercial paper conduit facility expires on October 30, 2015. The Company anticipates that it will renew this facility prior to expiration(1).

(b)
The Canadian commercial paper conduit facility expires on June 30, 2015 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1).

Although the Company believes it has obtained the funding necessary to support Financial Services' operations for 2015(1), the Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$1,146,677	$977,093	$801,458
Net cash used by investing activities	(744,650)	(568,867)	(261,311)
Net cash used by financing activities	(536,096)	(393,209)	(990,073)
Effect of exchange rate changes on cash and cash equivalents	(25,863)	(16,543)	(8,886)
Net decrease in cash and cash equivalents	$(159,932)	$(1,526)	$(458,812)
Operating Activities
The increase in operating cash flow in 2014 compared to 2013 was due primarily to increased earnings, favorable changes in working capital and lower pension contributions, partially offset by higher wholesale finance originations.
During 2014, the Company contributed $29.7 million to its qualified pension, SERPA and postretirement healthcare plans compared to $204.8 million in 2013, which included a $175.0 million voluntary contribution to its qualified pension plan. The Company does not expect to make any contributions to its qualified pension plan in 2015.(1) The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 13 of Notes to Consolidated Financial Statements.
The increase in operating cash flow in 2013 compared to 2012 was due primarily to increased earnings and favorable changes in working capital. The favorable changes in working capital were in part due to the utilization of a prepaid income tax balance in 2013 that was established in 2012.

Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $232.3 million, $208.3 million and $189.0 million during 2014, 2013 and 2012, respectively.
Net cash flows from finance receivables for 2014, which consisted primarily of retail finance receivables, were $143.2 million lower than 2013 as a result of an increase in retail motorcycle loan originations during 2014. Net cash flows from finance receivables for 2013, which consisted primarily of retail finance receivables, were $321.4 million lower than in 2012 as a result of an increase in retail motorcycle loan originations during 2013.
Changes in the Company’s investment in marketable securities resulted in cash inflows of $41.0 million, $35.1 million and $18.3 million in 2014, 2013 and 2012, respectively,
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $1.10 per share totaling $238.3 million during 2014, $0.84 per share totaling $187.7 million during 2013 and $0.62 per share totaling $141.7 million in 2012.
Cash outflows from share repurchases were $615.6 million, $479.2 million and $311.6 million for 2014, 2013 and 2012, respectively. Share repurchases during 2014, 2013 and 2012 included 9.3 million, 8.2 million and 6.7 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. On February 5, 2014, the Company announced that the Company's Board of Directors had authorized the Company to repurchase up to 20 million shares of its common stock. In total at December 31, 2014, the Company had board approved authorizations to repurchase 20.9 million shares of its common stock.
The Company’s total outstanding debt consisted of the following as of December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Unsecured commercial paper	$731,786	$666,317	$294,943
Asset-backed Canadian commercial paper conduit facility	166,912	174,241	175,658
Medium-term notes	3,334,398	2,858,980	2,881,272
Senior unsecured notes	—	303,000	303,000
Term asset-backed securitization debt	1,271,533	1,256,632	1,447,776
Total debt	$5,504,629	$5,259,170	$5,102,649
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2014 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch(a)	F1	A	Stable
Global Credit Facilities – On April 7, 2014, the Company entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company also has a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program.

Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.35 billion as of December 31, 2014 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2014 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	1.15%	September 2012	September 2015
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$887,958	6.80%	May 2008	June 2018
$600,000	2.40%	September 2014	September 2019
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $3.6 million, $1.5 million, and $2.2 million at December 31, 2014, 2013 and 2012, respectively.
In September 2014, the Company issued $600.0 million of medium-term notes which mature in September 2019 and have an annual interest rate of 2.40%. In November 2014, the Company issued $400.0 million of medium-term notes which mature in November 2017 and have an annual interest rate of 1.55%. There were no medium-term note issuances during 2013.
During 2014, 2013 and 2012, the Company repurchased an aggregate $22.6 million, $23.0 million, and $16.6 million, respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $3.9 million, $4.9 million and $4.3 million, respectively, for losses on the extinguishment of debt, which included unamortized discounts and fees. During December 2014, $500.0 million of 5.75% medium-term notes matured, and the principal and accrued interest were paid in full.
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
Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2014, the Canadian Conduit has an expiration date of June 30, 2015. The contractual maturity of the debt is approximately 5 years.
During 2014 and 2013, the Company transferred $97.1 million and $101.1 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $85.0 million and $88.6 million, respectively.
Asset-Backed U.S. Commercial Paper Conduit Facility Variable Interest Entity (VIE) – In September 2014, the Company amended and restated its revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit which provides for a total aggregate commitment of $600.0 million. At December 31, 2014, 2013, and 2012, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2014, the U.S. Conduit expires October 30, 2015.
Term Asset-Backed Securitization VIEs – For all of its term asset-backed securitization transactions, the Company transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes, with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2015 to 2021.
During 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. During 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction.
Intercompany Borrowings – Prior to the first quarter of 2013, HDFS had a revolving credit line with the Company whereby HDFS could have borrowed up to $210.0 million from the Company at a market interest rate. This agreement was terminated during the first quarter of 2013.
During 2014, HDFS and the Company had in effect the following term loan agreements under which HDFS borrowed from the Company (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	June 2013	April 2014 *
$150,000	September 2013	April 2014 *
$300,000	April 2014	April 2015 **
$250,000	June 2014	September 2014 *
$150,000	September 2014	April 2015 *
During 2013, HDFS and the Company had in effect the following term loan agreements under which HDFS borrowed from the Company (in thousands):

Principal Amount	Issue Date	Maturity Date
$300,000	March 2013	April 2013 *
$100,000	September 2013	November 2013 *
$300,000	June 2013	April 2014
$150,000	September 2013	April 2014

* This loan was repaid on or before the maturity date.
** $50.0 million of this loan was repaid in November 2014
The term loans provide for monthly interest based on the prevailing commercial paper rates and principal due at maturity or upon demand by the Company. The outstanding intercompany term loan balance was $250.0 million and $450.0 million at December 31, 2014 and 2013, respectively. The term loan balances and related interest are eliminated in the Company’s consolidated financial statements.
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
At December 31, 2014, 2013 and 2012, HDFS and the Company remained in compliance with all of the existing covenants.
Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iv)
continue to develop the capabilities of its distributors and dealers and manage the risks that our independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(v)	manage risks that arise through expanding international manufacturing, operations and sales,

(vi)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(vii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(viii)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(ix)	detect any issues with the Company's motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation,

(x)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(xi)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems,

(xii)	develop and introduce products, services and experiences that are successful in the marketplace,

(xiii)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(xiv)	execute its flexible production strategy,

(xv)	balance production volumes for its new motorcycles with consumer demand,

(xvi)	continue to manage the relationships and agreements that it has with its labor unions to help drive long-term competitiveness,

(xvii)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xviii)	retain and attract talented employees,

(xix)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital, and

(xx)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2014, the notional U.S. dollar value of outstanding Euro, Australian dollar, Japanese yen, and Brazilian real foreign currency contracts was $339.1 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $30.8 million as of December 31, 2014. Further disclosure relating to the fair value of derivative financial instruments is included in Note 8 of the Notes to Consolidated Financial Statements.

 Item 8.    Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

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
The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2014. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2014 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2014 fiscal year. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the 2014 fiscal year with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP matters required to be discussed under Public Company Accounting Oversight Board (PCAOB) No. 16, Communications with Audit Committees. The Audit Committee has received written disclosures from Ernst & Young LLP regarding their independence as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2014 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2014 fiscal year.
Audit Committee of the Board of Directors
Richard I. Beattie
George L. Miles, Jr.
N. Thomas Linebarger
James A. Norling, Chairman
Jochen Zeitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Harley-Davidson, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 19, 2015

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	2014	2013	2012
Revenue:
Motorcycles and Related Products	$5,567,681	$5,258,290	$4,942,582
Financial Services	660,827	641,582	637,924
Total revenue	6,228,508	5,899,872	5,580,506
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,542,601	3,395,918	3,222,394
Financial Services interest expense	164,476	165,491	195,990
Financial Services provision for credit losses	80,946	60,008	22,239
Selling, administrative and engineering expense	1,159,502	1,126,884	1,111,232
Restructuring (benefit) expense	—	(2,131)	28,475
Total costs and expenses	4,947,525	4,746,170	4,580,330
Operating income	1,280,983	1,153,702	1,000,176
Investment income	6,499	5,859	7,369
Interest expense	4,162	45,256	46,033
Income before provision for income taxes	1,283,320	1,114,305	961,512
Provision for income taxes	438,709	380,312	337,587
Net income	$844,611	$733,993	$623,925
Earnings per common share:
Basic	$3.90	$3.30	$2.75
Diluted	$3.88	$3.28	$2.72
Cash dividends per common share	$1.10	$0.84	$0.62
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Net income	$844,611	$733,993	$623,925
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(36,808)	(18,009)	1,400
Derivative financial instruments	20,722	2,157	(10,144)
Marketable securities	(424)	(953)	350
Pension and postretirement benefit plans	(165,757)	291,807	(122,551)
Total other comprehensive (loss) income, net of tax	(182,267)	275,002	(130,945)
Comprehensive income	$662,344	$1,008,995	$492,980

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$906,680	$1,066,612
Marketable securities	57,325	99,009
Accounts receivable, net	247,621	261,065
Finance receivables, net	1,916,635	1,773,686
Inventories	448,871	424,507
Restricted cash	98,627	144,807
Deferred income taxes	89,916	103,625
Other current assets	182,420	115,492
Total current assets	3,948,095	3,988,803
Finance receivables, net	4,516,246	4,225,877
Property, plant and equipment, net	883,077	842,477
Prepaid pension costs	—	244,871
Goodwill	27,752	30,452
Deferred income taxes	77,835	3,339
Other long-term assets	75,092	69,221
	$9,528,097	$9,405,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,868	$239,794
Accrued liabilities	449,317	427,335
Short-term debt	731,786	666,317
Current portion of long-term debt	1,011,315	1,176,140
Total current liabilities	2,389,286	2,509,586
Long-term debt	3,761,528	3,416,713
Pension liability	76,186	36,371
Postretirement healthcare liability	203,006	216,165
Deferred income taxes	—	49,499
Other long-term liabilities	188,805	167,220
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 344,174,653 and 343,157,231 shares issued, respectively	3,442	3,432
Additional paid-in-capital	1,265,257	1,175,052
Retained earnings	8,459,040	7,852,729
Accumulated other comprehensive loss	(514,943)	(332,676)
Treasury stock (132,297,840 and 123,197,976 shares, respectively), at cost	(6,303,510)	(5,689,051)
Total shareholders’ equity	2,909,286	3,009,486
	$9,528,097	$9,405,040

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2014 and 2013
(In thousands, except share amounts)

	2014	2013
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$312,645	$352,899
Other assets	$3,409	$4,149
Non-current finance receivables, net	$1,113,801	$1,184,441
Restricted cash - current and non-current	$110,017	$133,053
Current portion of long-term debt	$366,889	$334,630
Long-term debt	$904,644	$922,002

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Net cash provided by operating activities (Note 2)	$1,146,677	$977,093	$801,458
Cash flows from investing activities:
Capital expenditures	(232,319)	(208,321)	(189,002)
Origination of finance receivables	(3,568,423)	(3,244,005)	(2,858,701)
Collections on finance receivables	3,013,245	2,831,994	2,768,089
Purchases of marketable securities	—	(4,998)	(4,993)
Sales and redemptions of marketable securities	41,010	40,108	23,296
Other	1,837	16,355	—
Net cash used by investing activities	(744,650)	(568,867)	(261,311)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	991,835	—	993,737
Repayments of medium-term notes	(526,431)	(27,858)	(420,870)
Repayment of senior unsecured notes	(303,000)	—	—
Proceeds from securitization debt	847,126	647,516	763,895
Repayments of securitization debt	(834,856)	(840,387)	(1,405,599)
Borrowings of asset-backed commercial paper	84,907	88,456	200,417
Repayments of asset-backed commercial paper	(77,800)	(78,765)	(24,301)
Net increase (decrease) in credit facilities and unsecured commercial paper	63,945	371,085	(744,724)
Net change in restricted cash	22,755	43,201	41,647
Dividends paid	(238,300)	(187,688)	(141,681)
Purchase of common stock for treasury	(615,602)	(479,231)	(311,632)
Excess tax benefits from share-based payments	11,540	19,895	13,065
Issuance of common stock under employee stock option plans	37,785	50,567	45,973
Net cash used by financing activities	(536,096)	(393,209)	(990,073)
Effect of exchange rate changes on cash and cash equivalents	(25,863)	(16,543)	(8,886)
Net decrease in cash and cash equivalents	$(159,932)	$(1,526)	$(458,812)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$1,066,612	$1,068,138	$1,526,950
Net decrease in cash and cash equivalents	(159,932)	(1,526)	(458,812)
Cash and cash equivalents—end of period	$906,680	$1,066,612	$1,068,138

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2014, 2013 and 2012
(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other comprehensive income (loss)	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2011	339,107,230	$3,391	$968,392	$6,824,180	$(476,733)	$(4,898,974)	$2,420,256
Net Income	—	—	—	623,925	—	—	623,925
Total other comprehensive loss, net of tax (Note 10)	—	—	—	—	(130,945)	—	(130,945)
Dividends	—	—	—	(141,681)	—	—	(141,681)
Repurchase of common stock	—	—	—	—	—	(311,632)	(311,632)
Share-based compensation and 401(k) match made with Treasury shares	—	—	42,056	—	—	2	42,058
Issuance of nonvested stock	535,807	6	(6)	—	—	—	—
Exercise of stock options	1,622,801	16	45,957	—	—	—	45,973
Tax benefit of stock options and nonvested stock	—	—	9,670	—	—	—	9,670
Balance December 31, 2012	341,265,838	$3,413	$1,066,069	$7,306,424	$(607,678)	$(5,210,604)	$2,557,624
Net Income	—	—	—	733,993	—	—	733,993
Total other comprehensive income, net of tax (Note 10)	—	—	—	—	275,002	—	275,002
Dividends	—	—	—	(187,688)	—	—	(187,688)
Repurchase of common stock	—	—	—	—	—	(479,231)	(479,231)
Share-based compensation and 401(k) match made with Treasury shares	—	—	40,724	—	—	784	41,508
Issuance of nonvested stock	492,755	5	(5)	—	—	—	—
Exercise of stock options	1,398,638	14	50,553	—	—	—	50,567
Tax benefit of stock options and nonvested stock	—	—	17,711	—	—	—	17,711
Balance December 31, 2013	343,157,231	$3,432	$1,175,052	$7,852,729	$(332,676)	$(5,689,051)	$3,009,486
Net Income	—	—	—	844,611	—	—	844,611
Total other comprehensive loss, net of tax (Note 10)	—	—	—	—	(182,267)	—	(182,267)
Dividends	—	—	—	(238,300)	—	—	(238,300)
Repurchase of common stock	—	—	—	—	—	(615,602)	(615,602)
Share-based compensation and 401(k) match made with Treasury shares	—	—	40,848	—	—	1,143	41,991
Issuance of nonvested stock	15,891	—	—	—	—	—	—
Exercise of stock options	1,001,531	10	37,775	—	—	—	37,785
Tax benefit of stock options and nonvested stock	—	—	11,582	—	—	—	11,582
Balance December 31, 2014	344,174,653	$3,442	$1,265,257	$8,459,040	$(514,943)	$(6,303,510)	$2,909,286

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
The Company operates in two principal reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2014	2013
Available-for-sale securities: corporate bonds	$57,325	$99,009
Trading securities: mutual funds	33,815	30,172
Total marketable securities	$91,140	$129,181
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2014 and 2013, the Company recognized gross unrealized losses of $0.7 million and $1.5 million, respectively, or losses of $0.4 million and $1.0 million, net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 3 to 28 months.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income and investments are included in other long-term assets on the consolidated balance sheets.
Accounts Receivable – The Company’s motorcycles and related products are sold to independent dealers and distributors outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $3.5 million and $5.0 million as of December 31, 2014 and 2013, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers or distributors through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. The

Company utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates. Retail finance receivables are not evaluated individually for impairment prior to charge-off and therefore are not reported as impaired loans.
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
Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value. In the period during which the collateral is repossessed, the related finance receivable is adjusted to the fair value of the collateral through a charge to the allowance for credit losses and reclassified to repossessed inventory. Repossessed inventory is included in other current assets and was $13.4 million and $13.8 million at December 31, 2014 and 2013, respectively.
Asset-Backed Financing – The Company participates in asset-backed financing both through term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. The Company treats these transactions as secured borrowing because either they are transferred to consolidated VIEs or the Company maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing." In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt.
The Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed U.S. commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, the Company retains a residual interest in the VIEs in the form of a debt security, which gives the Company the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements.
The Company is not the primary beneficiary of the asset-backed Canadian commercial paper conduit facility VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting under ASC Topic 860. As such, the Company retains the transferred assets and the related debt within its Consolidated Balance Sheet.
Servicing fees paid by VIEs to the Company are eliminated in consolidation and therefore are not recorded on a consolidated basis. The Company is not required, and does not currently intend, to provide any additional financial support to its VIEs. Investors and creditors only have recourse to the assets held by the VIEs.

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $232.8 million at December 31, 2014 and $210.7 million at December 31, 2013 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
Property, Plant and Equipment – Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings – 30 years; building equipment and land improvements – 7 years; machinery and equipment – 3 to 10 years; furniture and fixtures – 5 years; and software – 3 to 7 years. Accelerated methods of depreciation are used for income tax purposes.
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2014 and 2013, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Changes in the Company’s warranty and safety recall liability were as follows (in thousands):

	2014	2013	2012
Balance, beginning of period	$64,120	$60,263	$54,994
Warranties issued during the period	60,331	59,022	54,394
Settlements made during the period	(74,262)	(64,462)	(67,247)
Recalls and changes to pre-existing warranty liabilities	19,061	9,297	18,122
Balance, end of period	$69,250	$64,120	$60,263
The liability for safety recall campaigns was $9.8 million, $4.0 million and $4.6 million at December 31, 2014, 2013 and 2012, respectively.
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 7). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings. Refer to Note 9 for a detailed description of the Company’s derivative instruments.
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
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2014 and 2013, all retail finance receivables are accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate.
Insurance and protection product commissions as well as commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $5.7 million and $6.8 million as of December 31, 2014 and 2013, respectively.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of income. Research and development expenses were $138.3 million, $152.2 million and $137.3 million for 2014, 2013 and 2012, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2014, 2013 and 2012, the Company incurred $107.4 million, $90.7 million and $80.7 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of income. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2014, 2013 and 2012 was $37.9 million, $41.2 million and $40.8 million, respectively, or $23.9 million, $26.0 million and $25.7 million net of taxes, respectively.
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
Balance Sheet Information:
Inventories, net (in thousands):

	2014	2013
Components at the lower of FIFO cost or market
Raw materials and work in process	$151,254	$140,302
Motorcycle finished goods	230,309	205,416
Parts and accessories and general merchandise	117,210	127,515
Inventory at lower of FIFO cost or market	498,773	473,233
Excess of FIFO over LIFO cost	(49,902)	(48,726)
Total inventories, net	$448,871	$424,507
Inventory obsolescence reserves deducted from FIFO cost were $17.8 million and $17.5 million as of December 31, 2014 and 2013, respectively.
Property, plant and equipment, at cost (in thousands):

	2014	2013
Land and related improvements	$55,238	$56,146
Buildings and related improvements	475,268	424,431
Machinery and equipment	1,823,790	1,816,599
Software	440,703	337,210
Construction in progress	200,708	168,598
	2,995,707	2,802,984
Accumulated depreciation	(2,112,630)	(1,960,507)
Total property, plant and equipment, at cost	$883,077	$842,477

Accrued liabilities (in thousands):

	2014	2013
Payroll, employee benefits and related expenses	$165,448	$166,346
Restructuring reserves	—	2,181
Warranty and recalls	48,529	46,571
Sales incentive programs	44,423	42,541
Tax-related accruals	28,333	21,970
Fair value of derivative financial instruments	2,027	3,925
Other	160,557	143,801
Total accrued liabilities	$449,317	$427,335

Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2014	2013	2012
Cash flows from operating activities:
Net income	$844,611	$733,993	$623,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179,300	167,072	168,978
Amortization of deferred loan origination costs	94,429	86,181	78,592
Amortization of financing origination fees	8,442	9,376	9,969
Provision for employee long-term benefits	33,709	66,877	71,347
Contributions to pension and postretirement plans	(29,686)	(204,796)	(244,416)
Stock compensation expense	37,929	41,244	40,815
Net change in wholesale finance receivables related to sales	(75,210)	28,865	2,513
Provision for credit losses	80,946	60,008	22,239
Loss on debt extinguishment	3,942	4,947	4,323
Pension and postretirement healthcare plan curtailment and settlement expense	—	—	6,242
Deferred income taxes	(7,621)	52,580	128,452
Foreign currency adjustments	21,964	16,269	9,773
Other, net	(1,491)	10,123	(7,216)
Changes in current assets and liabilities:
Accounts receivable, net	(9,809)	(36,653)	(13,690)
Finance receivables – accrued interest and other	(2,515)	(346)	(4)
Inventories	(50,886)	(46,474)	21,459
Accounts payable and accrued liabilities	19,128	(53,623)	(10,798)
Restructuring reserves	2,181	(25,042)	(16,087)
Derivative instruments	703	(2,189)	2,758
Prepaid and other	(3,389)	68,681	(97,716)
Total adjustments	302,066	243,100	177,533
Net cash provided by operating activities	$1,146,677	$977,093	$801,458
Cash paid during the period for interest and income taxes (in thousands):

	2014	2013	2012
Interest	$154,310	$197,161	$225,228
Income taxes	$438,840	$236,972	$317,812
Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).
3.    Restructuring Expense and Other Impairments
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
Under the modified 2011 New Castalloy Restructuring Plan, restructuring expenses consisted of employee severance and termination costs, accelerated depreciation and other related costs. On a cumulative basis, the Company incurred $22.1 million of restructuring expenses under the modified 2011 New Castalloy Restructuring Plan, of which 35% was non-cash. This includes a benefit related to restructuring reserves released in the second quarter of 2013 in connection with the decision to retain a limited operation at the New Castalloy facility, as described above.
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
Under the 2011 Kansas City Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company incurred $6.0 million of restructuring expenses under the 2011 Kansas City Restructuring Plan, of which approximately 10% was non-cash.

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
Under the 2010 Restructuring Plan, restructuring expenses consisted of employee severance and termination costs and other related costs. On a cumulative basis, the Company incurred $59.2 million of restructuring expenses under the 2010 Restructuring Plan, of which approximately 45% was non-cash.
The following table summarizes the Motorcycles segment’s 2010 Restructuring Plan reserve activity and balances as recorded in accrued liabilities for the following years ended December 31 (in thousands):

	2013	2012
	Employee Severance and Termination Costs	Employee Severance and Termination Costs

Balance, beginning of period	$10,156	$20,361
Restructuring expense	—	4,005
Utilized – cash	(9,725)	(12,898)
Non-cash reserve release	(431)	(1,312)
Balance, end of period	$—	$10,156
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
4.    Goodwill
The following table summarizes changes in the carrying amount of goodwill in the Motorcycles segment for the following years ended December 31 (in thousands):

Motorcycles
Balance, December 31, 2011	$29,081
Currency translation	449
Balance, December 31, 2012	$29,530
Currency translation	922
Balance, December 31, 2013	$30,452
Currency translation	(2,700)
Balance, December 31, 2014	$27,752
The Financial Services segment did not have a goodwill balance.

5.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2014	2013	2012	2011	2010
Wholesale
United States	$903,380	$800,491	$776,633	$778,320	$735,481
Canada	48,941	44,721	39,771	46,320	78,516
Total wholesale	952,321	845,212	816,404	824,640	813,997
Retail
United States	5,398,006	5,051,245	4,850,450	4,858,781	5,126,699
Canada	209,918	213,799	222,665	228,709	250,462
Total retail	5,607,924	5,265,044	5,073,115	5,087,490	5,377,161
	6,560,245	6,110,256	5,889,519	5,912,130	6,191,158
Allowance for credit losses	(127,364)	(110,693)	(107,667)	(125,449)	(173,589)
Total finance receivables, net	$6,432,881	$5,999,563	$5,781,852	$5,786,681	$6,017,569
 HDFS offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada.
HDFS provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and installment loans. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment loans. As of December 31, 2014 and 2013, approximately 12% of gross outstanding finance receivables were originated in Texas; there were no other state that accounted for more than 10%.
Unused lines of credit extended to the Company's wholesale finance customers totaled $1.01 billion at both December 31, 2014 and 2013. Approved but unfunded retail finance loans totaled $168.7 million and $149.8 million at December 31, 2014 and 2013, respectively.
Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales to independent Harley-Davidson dealers and are generally contractually due within one year. Retail finance receivables are primarily related to sales of motorcycles to the dealers’ customers. On December 31, 2014, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2015	$1,856,097	$86,518	$1,942,615
2016	1,029,075	40,378	1,069,453
2017	1,155,891	45,041	1,200,932
2018	1,259,696	50,243	1,309,939
2019	953,581	36,679	990,260
Thereafter	47,046	—	47,046
Total	$6,301,386	$258,859	$6,560,245

The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	80,237	709	80,946
Charge-offs	(102,831)	—	(102,831)
Recoveries	38,556	—	38,556
Balance, end of period	$122,025	$5,339	$127,364

	2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	61,603	(1,595)	60,008
Charge-offs	(97,928)	—	(97,928)
Recoveries	40,946	—	40,946
Balance, end of period	$106,063	$4,630	$110,693

	2012
	Retail	Wholesale	Total
Balance, beginning of period	$116,112	$9,337	$125,449
Provision for credit losses	25,252	(3,013)	22,239
Charge-offs	(86,963)	(99)	(87,062)
Recoveries	47,041	—	47,041
Balance, end of period	$101,442	$6,225	$107,667

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, at December 31 were as follows (in thousands):

	2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	122,025	5,339	127,364
Total allowance for credit losses	$122,025	$5,339	$127,364
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,607,924	952,321	6,560,245
Total finance receivables	$5,607,924	$952,321	$6,560,245
	2013
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,063	4,630	110,693
Total allowance for credit losses	$106,063	$4,630	$110,693
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,265,044	845,212	6,110,256
Total finance receivables	$5,265,044	$845,212	$6,110,256
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. At December 31, 2014 and 2013, there were no wholesale finance receivables that were on non-accrual status or individually deemed to be impaired under ASC Topic 310, “Receivables”.
An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,427,719	$113,007	$38,486	$28,712	$180,205	$5,607,924
Wholesale	951,660	383	72	206	661	952,321
Total	$6,379,379	$113,390	$38,558	$28,918	$180,866	$6,560,245

	2013
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,094,615	$109,806	$36,029	$24,594	$170,429	$5,265,044
Wholesale	844,033	791	181	207	1,179	845,212
Total	$5,938,648	$110,597	$36,210	$24,801	$171,608	$6,110,256
The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2014	2013	2012	2011	2010
United States	$27,800	$23,770	$26,500	$27,171	$34,391
Canada	1,118	1,031	1,533	1,207	1,351
Total	$28,918	$24,801	$28,033	$28,378	$35,742

A significant part of managing the Company's finance receivable portfolios includes the assessment of credit risk associated with each borrower. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit risk indicators for each portfolio.
The Company manages retail credit risk through its credit approval policy and ongoing collection efforts. The Company uses FICO scores, a standard credit rating measurement, to differentiate the expected default rates of retail credit applicants enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. Retail loans with a FICO score of 640 or above at origination are considered prime, and loans with a FICO score below 640 are considered sub-prime. These credit quality indicators are determined at the time of loan origination and are not updated subsequent to the loan origination date.
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2014	2013
Prime	$4,435,352	$4,141,559
Sub-prime	1,172,572	1,123,485
Total	$5,607,924	$5,265,044
The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk, for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon management’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2014	2013
Doubtful	$954	$—
Substandard	7,025	8,383
Special Mention	—	2,076
Medium Risk	11,557	5,205
Low Risk	932,785	829,548
Total	$952,321	$845,212
6.    Asset-Backed Financing
The Company participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. The Company treats these transactions as secured borrowings because assets are either transferred to consolidated VIEs or the Company maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860. See Note 1 for more information on the Company's accounting for asset-backed financings and VIEs.

The following table shows the assets and liabilities related to the Company's asset-backed financings that were included in its financial statements at December 31 (in thousands):

	2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,458,602	$(32,156)	$110,017	$2,987	$1,539,450	$1,271,533
Asset-backed U.S. commercial paper conduit facility	—	—	—	422	422	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	185,099	(2,965)	12,035	262	194,431	166,912
Total	$1,643,701	$(35,121)	$122,052	$3,671	$1,734,303	$1,438,445

	2013
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,569,118	$(31,778)	$133,053	$3,720	$1,674,113	$1,256,632
Asset-backed U.S. commercial paper conduit facility	—	—	—	429	429	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	204,092	(3,361)	11,754	589	213,074	174,241
Total	$1,773,210	$(35,139)	$144,807	$4,738	$1,887,616	$1,430,873
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
In 2014 and 2013, the Company transferred $924.9 million and $680.6 million, respectively, of U.S. retail motorcycle finance receivables to two separate SPEs. The SPEs in turn issued $850.0 million and $650.0 million, respectively, of secured notes. At December 31, 2014, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
April 2014	$850,000	0.66%	April 2015 - October 2021
April 2013	$650,000	0.57%	May 2014 - December 2020
July 2012	$675,306	0.59%	August 2013 - June 2018
November 2011	$513,300	0.88%	November 2012 - February 2018
August 2011	$573,380	0.76%	September 2012 - August 2017

In addition to the above transactions, during 2012 the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011 and November 2011 term asset-backed securitization transactions. These notes were sold at a premium. During 2013, the notes related to the December 2009 term asset-backed securitization transaction were repaid. The August 2011 and November 2011 notes have contractual maturities ranging from January 2019 to April 2019.
Outstanding balances related to the following secured notes were included in the Company's consolidated balance sheet at December 31, 2013 and the Company completed repayment of those balances during 2014 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

November 2010	$600,000	1.05%	December 2011 - April 2018
For the year ended December 31, 2014 and 2013, the SPEs recorded interest expense on the secured notes of $13.5 million and $14.5 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding term asset-backed securitization transactions was 0.94% and 0.99% at December 31, 2014 and 2013, respectively.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
In September 2014, the Company amended and restated its facility (U.S. Conduit) with a third-party bank sponsored asset-backed commercial paper conduit, which provides for a total aggregate commitment of up to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. Under the facility, the Company may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits.
The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit has an expiration date of October 30, 2015.
The SPE had no borrowings outstanding under the U.S. Conduit at December 31, 2014 or 2013; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.
For the years ended December 31, 2014 and 2013, the SPE recorded interest expense of $1.1 million and $1.2 million, respectively, related to the unused portion of the total aggregate commitment of $600.0 million. Interest expense on the U.S. Conduit is included in financial services interest expense. There was no weighted average interest rate at December 31, 2014 or 2013 as the Company had no outstanding borrowings under the U.S. Conduit during 2014 or 2013.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2014, the Company amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables from the Company for proceeds up to C$200 million. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit expires on June 30, 2015. The contractual maturity of the debt is approximately 5 years.

During 2014 and 2013, the Company transferred $97.1 million and $101.1 million, respectively, of Canadian retail motorcycle finance receivables for proceeds of $85.0 million and $88.6 million, respectively. This transaction is treated as a secured borrowing, and the transferred assets are restricted as collateral for payment of the debt.
For the years ended December 31, 2014 and 2013, the Company recorded interest expense of $3.5 million and $3.4 million, respectively, on the secured notes. Interest expense on the Canadian Conduit is included in financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 2.03% at both December 31, 2014 and 2013.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $27.5 million at December 31, 2014. The maximum exposure is not an indication of the Company's expected loss exposure.
7.     Fair Value Measurements
Certain assets and liabilities are recorded at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when required by particular events or circumstances. In determining the fair value of assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.
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
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	Balance as of 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$737,024	$482,686	$254,338	$—
Marketable securities	91,140	33,815	57,325	—
Derivatives	32,244	—	32,244	—
Total	$860,408	$516,501	$343,907	$—
Liabilities:
Derivatives	$2,027	$—	$2,027	$—

	Balance as of 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$836,387	$516,173	$320,214	$—
Marketable securities	129,181	30,172	99,009	—
Derivatives	1,932	—	1,932	—
Total	$967,500	$546,345	$421,155	$—
Liabilities:
Derivatives	$3,925	$—	$3,925	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. The nonrecurring fair value measurement represents the loss recognized to adjust the related finance receivable to the fair value of the repossessed inventory. Repossessed inventory was $13.4 million and $13.8 million at December 31, 2014 and 2013, for which the fair value adjustment was $5.0 million and $6.6 million at December 31, 2014 and 2013, respectively. Fair value is estimated using level 2 inputs based on the recent market values of repossessed inventory.
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
The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31 (in thousands):

	2014		2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$906,680	$906,680	$1,066,612	$1,066,612
Marketable securities	$91,140	$91,140	$129,181	$129,181
Accounts receivable, net	$247,621	$247,621	$261,065	$261,065
Derivatives	$32,244	$32,244	$1,932	$1,932
Finance receivables, net	$6,519,500	$6,432,881	$6,086,441	$5,999,563
Restricted cash	$122,052	$122,052	$144,807	$144,807
Liabilities:
Accounts payable	$196,868	$196,868	$239,794	$239,794
Derivatives	$2,027	$2,027	$3,925	$3,925
Unsecured commercial paper	$731,786	$731,786	$666,317	$666,317
Asset-backed Canadian commercial paper conduit facility	$166,912	$166,912	$174,241	$174,241
Medium-term notes	$3,502,536	$3,334,398	$3,087,852	$2,858,980
Senior unsecured notes	$—	$—	$305,958	$303,000
Term asset-backed securitization debt	$1,270,656	$1,271,533	$1,259,314	$1,256,632
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, Japanese yen and the Brazilian real. The Company utilizes foreign currency contracts to mitigate the effect of fluctuations in these currencies on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company utilizes commodity contracts to hedge portions of the cost of certain commodities consumed in the Company’s motorcycle production and distribution operations.
The Company’s foreign currency contracts and commodity contracts generally have maturities of less than one year.

The Company’s earnings are affected by changes in interest rates. The Company utilized interest rate swaps to reduce the impact of fluctuations in interest rates on its unsecured commercial paper by converting a portion from a floating rate basis to a fixed rate basis. The interest rate swaps expired during the second quarter of 2013, and as of December 31, 2013, there were no interest rate swaps outstanding.
The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2014			2013
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$339,077	$32,244	$—	$299,550	$1,672	$3,842
Commodities contracts(c)	1,728	—	414	1,286	76	—
Total	$340,805	$32,244	$414	$300,836	$1,748	$3,842
	2014			2013
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$11,804	$—	$1,613	$9,855	$184	$83
Total	$11,804	$—	$1,613	$9,855	$184	$83

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
Cash Flow Hedges	2014	2013	2012
Foreign currency contracts	$47,037	$3,468	$(344)
Commodities contracts	(262)	39	(427)
Interest rate swaps – unsecured commercial paper	—	(2)	(43)
Total	$46,775	$3,505	$(814)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
Cash Flow Hedges	2014	2013	2012	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$13,635	$482	$18,586	$30,658
Commodities contracts(a)	228	(51)	(705)	(414)
Interest rate swaps – unsecured commercial paper(b)	—	(345)	(2,542)	—
Total	$13,863	$86	$15,339	$30,244

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCL to income is included in financial services interest expense.
For the years ended December 31, 2014 and 2013, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2014	2013	2012
Commodities contracts(a)	$(1,969)	$(572)	$(535)
Total	$(1,969)	$(572)	$(535)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
10.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive (loss) income before reclassifications	(50,310)	(673)	46,775	(301,832)	(306,040)
Income tax	13,502	249	(17,325)	111,799	108,225
Net other comprehensive (loss) income before reclassifications	(36,808)	(424)	29,450	(190,033)	(197,815)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(13,635)	—	(13,635)
Realized (gains) losses - commodities contracts(a)	—	—	(228)	—	(228)
Prior service credits(c)	—	—	—	(2,734)	(2,734)
Actuarial losses(c)	—	—	—	41,292	41,292
Total before tax	—	—	(13,863)	38,558	24,695
Income tax expense (benefit)	—	—	5,135	(14,282)	(9,147)
Net reclassifications	—	—	(8,728)	24,276	15,548
Other comprehensive (loss) income	(36,808)	(424)	20,722	(165,757)	(182,267)
Balance, end of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)

	2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive (loss) income before reclassifications	(20,192)	(1,514)	3,505	398,430	380,229
Income tax	2,183	561	(1,298)	(147,578)	(146,132)
Net other comprehensive (loss) income before reclassifications	(18,009)	(953)	2,207	250,852	234,097
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(482)	—	(482)
Realized (gains) losses - commodities contracts(a)	—	—	51	—	51
Realized (gains) losses - interest rate swaps(b)	—	—	345	—	345
Prior service credits(c)	—	—	—	(2,107)	(2,107)
Actuarial losses(c)	—	—	—	67,157	67,157
Total before tax	—	—	(86)	65,050	64,964
Income tax expense (benefit)	—	—	36	(24,095)	(24,059)
Net reclassifications	—	—	(50)	40,955	40,905
Other comprehensive (loss) income	(18,009)	(953)	2,157	291,807	275,002
Balance, end of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)

	2012
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$49,935	$327	$6,307	$(533,302)	$(476,733)
Other comprehensive income (loss) before reclassifications	2,212	556	(814)	(251,291)	(249,337)
Income tax	(812)	(206)	301	93,078	92,361
Net other comprehensive income (loss) before reclassifications	1,400	350	(513)	(158,213)	(156,976)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(18,586)	—	(18,586)
Realized (gains) losses - commodities contracts(a)	—	—	705	—	705
Realized (gains) losses - interest rate swaps(b)	—	—	2,542	—	2,542
Prior service credits(c)	—	—	—	(895)	(895)
Actuarial losses(c)	—	—	—	51,295	51,295
Curtailment and settlement losses	—	—	—	6,242	6,242
Total before tax	—	—	(15,339)	56,642	41,303
Income tax expense (benefit)	—	—	5,708	(20,980)	(15,272)
Net reclassifications	—	—	(9,631)	35,662	26,031
Other comprehensive income (loss)	1,400	350	(10,144)	(122,551)	(130,945)
Balance, end of period	$51,335	$677	$(3,837)	$(655,853)	$(607,678)

(a)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(b)	Amounts reclassified to net income are presented in financial services interest expense.

(c)	Amounts reclassified are included in the computation of net periodic cost. See Note 13 for information related to pension and postretirement benefit plans.
11.    Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2014	2013
Unsecured commercial paper	$731,786	$666,317

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2014	2013
Secured debt
Asset-backed Canadian commercial paper conduit facility	$166,912	$174,241
Term asset-backed securitization debt	1,271,533	1,256,632
Unsecured notes
5.75% Medium-term notes due in 2014 ($500.0 million par value)	—	499,866
1.15% Medium-term notes due in 2015 ($600.0 million par value)	599,817	599,543
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,937	449,883
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,963	399,946
1.55% Medium-term notes due in 2017 ($400.0 million par value)	399,464	—
6.80% Medium-term notes due in 2018 ($888.0 million par value)	887,381	909,742
2.40% Medium-term notes due in 2019 ($600.0 million par value)	597,836	—
15.00% Senior unsecured notes due in 2014 ($600.0 million par value)	—	303,000
Gross long-term debt	4,772,843	4,592,853
Less: current portion of long-term debt	(1,011,315)	(1,176,140)
Long-term debt	$3,761,528	$3,416,713
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 0.30% and 0.23% at December 31, 2014 and 2013, respectively.
On April 7, 2014, the Company entered into a new $675.0 million five-year credit facility to refinance and replace a $675 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company also has a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. At December 31, 2014 and 2013, the Company had no outstanding borrowings under the Global Credit Facilities.
In September 2014, the Company amended and restated its revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit which provides for a total aggregate commitment of $600.0 million. At December 31, 2014 and 2013, the Company had no outstanding borrowings under the U.S. Conduit. Refer to Note 6 for further discussion on the U.S. Conduit.
In June 2014, the Company amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle financial receivables for proceeds up to C$200 million. During 2014 and 2013, the Company transferred $97.1 million and $101.1 million, respectively, of Canadian retail motorcycle finance receivables for proceeds of $85.0 million and $88.6 million, respectively. Approximately $44.6 million and $38.6 million of the debt was classified as current portion of long-term debt at December 31, 2014 and 2013. Refer to Note 6 for further discussion on the Canadian Conduit.
During 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. During 2013, the Company issued $650.0 million of secured notes through one term asset-backed securitization transaction. Additionally, during 2012, the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011, and November 2011 term asset-backed securitization transactions. These notes were sold at a premium, and at December 31, 2014 and 2013, the unaccreted premium associated with these notes was $0.2 million and $0.5 million, respectively. Approximately $366.9 million and $334.6 million of the obligations under the secured notes were classified as current at December 31, 2014 and 2013, respectively, based on the contractual maturities of the restricted finance receivables. The term-asset backed securitization transactions are further discussed in Note 6.

In September 2014, the Company issued $600 million of medium-term notes which mature in September 2019 and have an annual interest rate of 2.40%. In November 2014, the Company issued $400 million of medium-term notes which mature in November 2017 and have an annual interest rate of 1.55%. There were no medium-term note issuances during 2013. All of the Company's medium-term notes (collectively, the Notes) provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $3.6 million and $1.5 million at December 31, 2014 and 2013, respectively.
During 2014, 2013, and 2012, the Company repurchased an aggregate of $22.6 million, $23.0 million, and $16.6 million respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $3.9 million, $4.9 million, and $4.3 million of loss on extinguishment of debt, respectively, which included unamortized discounts and fees. During December 2014, $500.0 million of 5.75% medium-term notes matured, and the principal and accrued interest were paid in full. During December 2013, $400.0 million of the 5.25% medium-term notes matured, and the principal and accrued interest were paid in full.
In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The senior unsecured notes mature in February 2014 and had an annual interest rate of 15%. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes and the remaining $303.0 million was repaid at maturity in February 2014.
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
At December 31, 2014 and 2013, HDFS and the Company remained in compliance with all of these covenants.
12.    Income Taxes
Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$394,904	$281,938	$191,006
State	30,997	23,701	4,221
Foreign	20,429	22,093	13,189
	446,330	327,732	208,416
Deferred:
Federal	(5,743)	51,509	121,934
State	(3,155)	(1,471)	7,697
Foreign	1,277	2,542	(460)
	(7,621)	52,580	129,171
Total	$438,709	$380,312	$337,587

The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Domestic	$1,196,335	$1,042,317	$946,592
Foreign	86,985	71,988	14,920
Total	$1,283,320	$1,114,305	$961,512
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2014	2013	2012
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	1.6	1.6
Domestic manufacturing deduction	(2.1)	(1.7)	(1.6)
Research and development credit	(0.4)	(0.9)	—
Unrecognized tax benefits including interest and penalties	0.2	0.9	0.1
Valuation allowance adjustments	(0.1)	(0.3)	(0.3)
Tax audit settlements	—	0.1	(0.1)
Adjustments for previously accrued taxes	(0.3)	(0.2)	(0.4)
Other	0.2	(0.4)	0.8
Provision for income taxes	34.2%	34.1%	35.1%
The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2014	2013
Deferred tax assets:
Accruals not yet tax deductible	$120,817	$128,307
Pension and postretirement benefit plan obligations	104,723	5,192
Stock compensation	21,089	22,370
Net operating loss carryforward	41,927	40,530
Valuation allowance	(25,462)	(21,818)
Other, net	38,465	37,034
	301,559	211,615
Deferred tax liabilities:
Depreciation, tax in excess of book	(128,117)	(119,916)
Other	(5,691)	(34,234)
	(133,808)	(154,150)
Total	$167,751	$57,465
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
At December 31, 2014, the Company had approximately $365.0 million state net operating loss carry-forwards expiring in 2031. At December 31, 2014 the Company also had Wisconsin research and development credit carryforwards of $13.7 million expiring in 2028. The Company had a deferred tax asset of $27.8 million as of December 31, 2014 for the benefit of these losses and credits. A valuation allowance of $4.8 million has been established against the deferred tax asset.
The Company has foreign net operating losses (NOL) totaling $14.2 million as of December 31, 2014. It has a valuation allowance of $20.7 million against the NOLs as well as other associated deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2014	2013
Unrecognized tax benefits, beginning of period	$63,057	$48,752
Increase in unrecognized tax benefits for tax positions taken in a prior period	900	9,713
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(4,989)	(4,335)
Increase in unrecognized tax benefits for tax positions taken in the current period	5,876	11,142
Statute lapses	—	(336)
Settlements with taxing authorities	(644)	(1,879)
Unrecognized tax benefits, end of period	$64,200	$63,057
The amount of unrecognized tax benefits as of December 31, 2014 that, if recognized, would affect the effective tax rate was $48.7 million.
The total gross amount of expense related to interest and penalties associated with unrecognized tax benefits recognized during 2014 in the Company’s Consolidated Statements of Income was $0.9 million.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2014 in the Company’s Consolidated Balance Sheets was $25.3 million.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2015. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2010 or for United States federal income taxes before 2012.
13.    Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and several postretirement healthcare benefit plans, which cover employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. During 2012, the Company consolidated four qualified defined benefit pension plans into its current single qualified pension plan. The consolidation had no impact on participant benefits.
Pension benefits are based primarily on years of service and, for certain plans, levels of compensation. Employees are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company. Some of the plans require employee contributions to partially offset benefit costs.

Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2014 and 2013 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of period	$1,714,650	$1,871,575	$366,524	$403,227
Service cost	31,498	35,987	7,015	7,858
Interest cost	86,923	79,248	16,878	15,599
Actuarial (gains) losses	309,542	(199,408)	(2,870)	(33,729)
Plan participant contributions	—	—	2,368	2,609
Benefits paid, net of Medicare Part D subsidy	(72,633)	(72,752)	(28,909)	(29,040)
Benefit obligation, end of period	2,069,980	1,714,650	361,006	366,524
Change in plan assets:
Fair value of plan assets, beginning of period	1,920,601	1,539,018	147,875	123,106
Actual return on plan assets	143,040	277,388	8,965	24,769
Company contributions	1,638	176,947	28,048	27,849
Plan participant contributions	—	—	2,368	2,609
Benefits paid	(72,633)	(72,752)	(30,416)	(30,458)
Fair value of plan assets, end of period	1,992,646	1,920,601	156,840	147,875
Funded status of the plans, December 31	$(77,334)	$205,951	$(204,166)	$(218,649)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Prepaid benefit costs (long-term assets)	$—	$244,871	$—	$—
Accrued benefit liability (current liabilities)	(1,148)	(2,549)	(1,160)	(2,484)
Accrued benefit liability (long-term liabilities)	(76,186)	(36,371)	(203,006)	(216,165)
Net amount recognized	$(77,334)	$205,951	$(204,166)	$(218,649)
Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$31,498	$35,987	$33,681	$7,015	$7,858	$7,413
Interest cost	86,923	79,248	83,265	16,878	15,599	18,310
Expected return on plan assets	(136,734)	(127,327)	(117,110)	(10,429)	(9,537)	(9,423)
Amortization of unrecognized:
Prior service cost (credit)	1,119	1,746	2,958	(3,853)	(3,853)	(3,853)
Net loss	36,563	58,608	43,874	4,729	8,549	7,421
Settlement loss	—	—	6,242	—	—	—
Net periodic benefit cost	$19,369	$48,262	$52,910	$14,340	$18,616	$19,868
Net periodic benefit costs are allocated among selling, administrative and engineering expense, cost of goods sold and inventory.
The expected return on plan assets is calculated based on the market-related value of plan assets. The market-related value of plan assets is different from the fair value in that asset gains/losses are smoothed over a five year period.

Unrecognized gains and losses related to plan obligations and assets are initially recorded in other comprehensive income and result from actual experience that differs from assumed or expected results, and the impacts of changes in assumptions. Unrecognized plan asset gains and losses not yet reflected in the market-related value of plan assets are not subject to amortization. Remaining unrecognized gains and losses that exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets are amortized to earnings over the estimated future service period of active plan participants. The impacts of plan amendments, if any, are amortized over the estimated future service period of plan participants at the time of the amendment.
Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2014 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$1,685	$(11,070)	$(9,385)
Net actuarial loss	488,080	51,108	539,188
Total	$489,765	$40,038	$529,803
Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2015 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$274	$(2,025)	$(1,751)
Net actuarial loss	34,445	2,501	36,946
Total	$34,719	$476	$35,195
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2014	2013	2012	2014	2013	2012
Assumptions for benefit obligations:
Discount rate	4.21%	5.08%	4.23%	3.99%	4.70%	3.93%
Rate of compensation	4.00%	4.00%	4.00%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	5.08%	4.23%	5.30%	4.70%	3.93%	4.90%
Expected return on plan assets	7.75%	7.75%	7.80%	7.70%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	3.49%	n/a	n/a	n/a
Pension and SERPA Accumulated Benefit Obligation:
The Company’s pension and SERPA plans have a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.92 billion and $1.60 billion as of December 31, 2014 and 2013, respectively.

The Company pension plan did not have a PBO in excess of plan assets at December 31, 2013. The following table summarizes information related to Company pension plan with a PBO in excess of the fair value of plan assets at December 31, 2014 (in billions):

2014
Pension plan with PBOs in excess of fair value of plan assets:
PBO	$2.02
Fair value of plan assets	$1.99
Number of plans	1
The Company pension plan did not have an ABO in excess of fair value at December 31, 2014 and 2013.
The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $46.6 million and $33.6 million, respectively, as of December 31, 2014 and $38.9 million and $25.8 million, respectively, as of December 31, 2013.
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
Postretirement Healthcare Plan Assets - The Company's investment objective is to maximize the return on assets to help pay the benefits by prudently investing in equities, fixed income and alternative assets. The Company's current overall targeted asset allocation as a percentage of total market value was approximately 69% equities and 31% fixed-income. Equity holdings primarily include investments in small-, medium-, and large-cap companies in the U.S., investments in developed and emerging foreign markets and alternative investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 7.
The fair values of the Company’s pension plan assets as of December 31, 2014 were as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,131	$2,965	$35,166	$—
Equity holdings:
U.S. companies	625,174	620,964	4,210	—
Foreign companies	109,088	109,088	—	—
Harley-Davidson common stock	83,942	83,942	—	—
Pooled equity funds	323,613	323,613	—	—
Limited partnership interests	31,227	140	1	31,086
Total equity holdings	1,173,044	1,137,747	4,211	31,086
Fixed-income holdings:
U.S. Treasuries	51,375	51,375	—	—
Federal agencies	45,282	—	45,282	—
Corporate bonds	376,454	—	376,454	—
Pooled fixed income funds	236,024	52,335	183,689	—
Foreign bonds	58,956	—	58,956	—
Municipal bonds	13,380	—	13,380	—
Total fixed-income holdings	781,471	103,710	677,761	—
Total pension plan assets	$1,992,646	$1,244,422	$717,138	$31,086
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $83.9 million at December 31, 2014.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2014 (in thousands):

Limited Partnership Interests
Balance, beginning of period	$34,234
Actual return on plan assets:
Relating to assets still held at the reporting date	(3,178)
Purchases, sales and settlements	30
Balance, end of period	$31,086

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2014, were as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,033	$7,278	$755	$—
Equity holdings:
U.S. companies	75,349	75,349	—	—
Foreign companies	15,571	15,050	521	—
Pooled equity funds	19,138	19,138	—	—
Limited partnership interests	3,884	15	—	3,869
Total equity holdings	113,942	109,552	521	3,869
Fixed-income holdings:
U.S. Treasuries	11,457	11,457	—	—
Federal agencies	1,876	—	1,876	—
Corporate bonds	11,549	—	11,549	—
Pooled fixed income funds	8,996	—	8,996	—
Foreign bonds	770	—	770	—
Municipal bonds	217	—	217	—
Total fixed-income holdings	34,865	11,457	23,408	—
Total postretirement healthcare plan assets	$156,840	$128,287	$24,684	$3,869
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2014 (in thousands):

Limited Partnership Interests
Balance, beginning of period	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	(178)
Purchases, sales and settlements	4,047
Balance, end of period	$3,869

The fair values of the Company’s pension plan assets as of December 31, 2013 were as follows (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,578	$—	$40,578	$—
Equity holdings:
U.S. companies	519,405	516,444	2,961	—
Foreign companies	125,361	125,320	41	—
Harley-Davidson common stock	88,184	88,184	—	—
Pooled equity funds	558,004	558,004	—	—
Limited partnership interests	34,234	—	—	34,234
Total equity holdings	1,325,188	1,287,952	3,002	34,234
Fixed-income holdings:
U.S. Treasuries	34,044	34,044	—	—
Federal agencies	33,250	—	33,250	—
Corporate bonds	223,992	—	223,992	—
Pooled fixed income funds	212,465	51,959	160,506	—
Foreign bonds	40,885	—	40,885	—
Municipal bonds	10,199	—	10,199	—
Total fixed-income holdings	554,835	86,003	468,832	—
Total pension plan assets	$1,920,601	$1,373,955	$512,412	$34,234
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
No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2015.
For 2015, the Company’s overall expected long-term rate of return is 7.75% for pension assets and 7.70% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2014	2013
Healthcare cost trend rate for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2021
This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2014	$747	$(726)
Accumulated benefit obligation as of December 31, 2014	$12,909	$(12,001)
Future Contributions and Benefit Payments:
No pension plan contributions are required in 2015. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans in 2015(1).

The expected benefit payments and Medicare subsidy receipts for the next five years and thereafter were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits	Medicare Subsidy Receipts
2015	$70,191	$1,148	$30,123	$1,380
2016	$71,110	$4,064	$28,455	$—
2017	$72,624	$1,872	$28,035	$—
2018	$74,515	$1,793	$26,964	$—
2019	$77,117	$2,432	$26,009	$—
2020-2024	$454,102	$16,577	$128,686	$—
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $18.1 million, $14.9 million and $15.3 million for Company contributions during 2014, 2013 and 2012, respectively.
14.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $12.0 million, $12.5 million and $13.5 million for 2014, 2013 and 2012, respectively.
Future minimum operating lease payments at December 31, 2014 were as follows (in thousands):

2015	$12,309
2016	9,342
2017	6,983
2018	5,535
2019	5,278
After 2019	15,955
Total operating lease payments	$55,402
15.    Commitments and Contingencies
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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is probable that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine and/or other relief. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet. However, given the uncertainty that still exists concerning the resolution of this matter, there is a possibility that the actual loss incurred may be materially different than the Company’s current reserve. At this time, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter, if any.

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
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.(1) As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
16.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 211.9 million and 220.0 million common shares outstanding as of December 31, 2014 and 2013, respectively.
During 2014, the Company repurchased 9.3 million shares of its common stock at a weighted-average price of $66. This includes 0.2 million shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2014
Board of Directors’ Authorization	2014	2013	2012
1997 Authorization	3.2	—	4.3	—
2007 Authorization	5.8	7.7	2.2	0.9
2014 Authorization	—	—	—	20.0
Total	9.0	7.7	6.5	20.9
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

2014 Authorization – In February 2014, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.
Preferred Stock:
The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding.
17.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its Shareholders in April 2014 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2014, there were 9.5 million shares of common stock available for future awards under the Plan.
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
Assumptions used in calculating the lattice-based fair value of options granted during 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Expected average term (in years)	6.1	6.1	6.3
Expected volatility	25% - 34%	27% - 36%	32% - 50%
Weighted average volatility	32%	33%	41%
Expected dividend yield	1.8%	1.6%	1.1%
Risk-free interest rate	0.1% - 2.8%	0.1% - 2.1%	0.1% - 2.1%
The following table summarizes the stock option transactions for the year ended December 31, 2014 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	3,391	$40
Options granted	401	$62
Options exercised	(1,002)	$38
Options forfeited	(73)	$58
Options outstanding, end of period	2,717	$43
Exercisable, end of period	1,938	$38
The weighted-average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $14, $12 and $14, respectively.
As of December 31, 2014, there was $3.5 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2014	2013	2012
Exercised	$31,623	$28,879	$34,443
Outstanding	$61,947	$100,054	$60,963
Exercisable	$54,071	$81,930	$35,873
The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The Company has a continuing authorization from its Board of Directors to repurchase shares to offset dilution caused by the exercise of stock options which is discussed in Note 16.
Stock options outstanding at December 31, 2014 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	4.0	409	$13
$20.01 to $30	5.1	233	$23
$30.01 to $40	3.1	262	$39
$40.01 to $50	6.6	659	$44
$50.01 to $60	6.7	494	$52
$60.01 to $70	5.8	660	$64
Options outstanding	5.6	2,717	$43
Options exercisable	4.4	1,938	$38
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
The assumptions used to determine the fair value of the SAR awards at December 31, 2014 and 2013 were as follows:

	2014	2013
Expected average term (in years)	3.7 - 5.4	3.5 - 4.3
Expected volatility	25% - 31%	24% - 32%
Expected dividend yield	1.7%	1.2%
Risk-free interest rate	0.0% - 2.3%	0.1% - 3.0%
The following table summarizes the SAR transactions for the year ended December 31, 2014 (in thousands except for per share amounts):

	SARs	Weighted-Average Price
Outstanding, beginning of period	210	$26
Granted	12	$62
Exercised	(46)	$20
Forfeited	—	$—
Outstanding, end of period	176	$30
Exercisable, end of period	148	$25
The weighted-average fair value of SARs granted during the years ended December 31, 2014, 2013 and 2012 was $14, $12 and $14, respectively.

Restricted Stock Awards Settled in Stock:
Beginning in 2014, the Company granted certain eligible U.S. employees restricted stock units (RSUs) that settle in Company stock. Prior to 2014, the Company granted restricted, nonvested, stock. The fair value of RSUs settled in stock and restricted stock is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSUs settled in stock and restricted stock transactions for the year ended December 31, 2014 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	982	$47
Granted	459	$62
Vested	(464)	$46
Forfeited	(57)	$56
Nonvested, end of period	920	$54
As of December 31, 2014, there was $21.7 million of unrecognized compensation cost related to RSUs settled in stock and restricted stock that is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Awards Settled in Cash
Restricted stock units, granted to certain eligible non-U.S. employees (RSUIs) vest under the same terms and conditions as RSUs settled in stock and restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUIs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.
The fair value of RSUIs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSUI transactions for the year ended December 31, 2014 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	147	$66
Granted	72	$66
Vested	(74)	$63
Forfeited	(16)	$66
Nonvested, end of period	129	$66
18.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2014	2013	2012
Numerator:
Income used in computing basic and diluted earnings per share	$844,611	$733,993	$623,925
Denominator:
Denominator for basic earnings per share-weighted-average common shares	216,305	222,475	227,119
Effect of dilutive securities – employee stock compensation plan	1,401	1,596	2,110
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	217,706	224,071	229,229
Earnings per common share:
Basic	$3.90	$3.30	$2.75
Diluted	$3.88	$3.28	$2.72

Options to purchase 0.5 million, 0.9 million and 2.1 million weighted-average shares of common stock outstanding during 2014, 2013 and 2012, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2014, 2013 and 2012.
19.    Reportable Segments and Geographic Information
Reportable Segments:
Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). The Company operates in two segments: the Motorcycles & Related Products (Motorcycles) segment and the Financial Services segment. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycle reportable segment consists of HDMC which designs, manufactures and sells at wholesale street-legal Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company's products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in North America, Europe/Middle East/Africa (EMEA), Asia-Pacific and Latin America.
The Financial Services reportable segment consists of HDFS which provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
Information by segment is set forth below for the years ended December 31 (in thousands):

	2014	2013	2012
Motorcycles net revenue	$5,567,681	$5,258,290	$4,942,582
Gross profit	2,025,080	1,862,372	1,720,188
Selling, administrative and engineering expense	1,021,933	993,894	976,224
Restructuring (benefit) expense and other impairments	—	(2,131)	28,475
Operating income from Motorcycles	$1,003,147	$870,609	$715,489
Financial Services revenue	$660,827	$641,582	$637,924
Financial Services expense	382,991	358,489	353,237
Operating income from Financial Services	$277,836	$283,093	$284,687
Financial Services revenue includes $8.1 million, $10.4 million and $11.5 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2014, 2013 and 2012, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.

Information by segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2014
Total assets	$2,502,190	$7,025,907	$9,528,097
Depreciation	$171,187	$8,113	$179,300
Capital expenditures	$224,262	$8,057	$232,319
2013
Total assets	$2,793,497	$6,611,543	$9,405,040
Depreciation	$160,181	$6,891	$167,072
Capital expenditures	$199,354	$8,967	$208,321
2012
Total assets	$2,751,018	$6,419,755	$9,170,773
Depreciation	$162,659	$6,319	$168,978
Capital expenditures	$180,416	$8,586	$189,002
 Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2014	2013	2012
Revenue from Motorcycles(a):
United States	$3,773,087	$3,562,847	$3,363,640
EMEA region	869,690	769,864	710,861
Japan	197,792	217,700	244,907
Canada	194,422	204,315	186,550
Australia	190,029	193,081	186,674
Other foreign countries	342,661	310,483	249,950
Total revenue from Motorcycles	$5,567,681	$5,258,290	$4,942,582
Revenue from Financial Services(a):
United States	$627,317	$609,574	$607,909
Europe	5,684	4,274	3,661
Canada	23,707	24,486	24,532
Other foreign countries	4,119	3,248	1,822
Total revenue from Financial Services	$660,827	$641,582	$637,924
Long-lived assets(b):
United States	$865,617	$874,833	$825,509
International	34,328	36,860	56,143
Total long-lived assets	$899,945	$911,693	$881,652

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.

20.    Related Party Transactions
A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada. The Company recorded motorcycles and related products revenue and financial services revenue from Deeley Imports during 2014, 2013 and 2012 of $194.8 million, $204.8 million and $187.1 million, respectively, and had finance receivables balances due from Deeley Imports of $7.4 million, $11.5 million and $9.2 million at December 31, 2014, 2013 and 2012, respectively. All such products were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.
21.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,577,697	$—	$(10,016)	$5,567,681
Financial Services	—	662,345	(1,518)	660,827
Total revenue	5,577,697	662,345	(11,534)	6,228,508
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,542,601	—	—	3,542,601
Financial Services interest expense	—	164,476	—	164,476
Financial Services provision for credit losses	—	80,946	—	80,946
Selling, administrative and engineering expense	1,023,450	147,586	(11,534)	1,159,502
Total costs and expenses	4,566,051	393,008	(11,534)	4,947,525
Operating income	1,011,646	269,337	—	1,280,983
Investment income	126,499	—	(120,000)	6,499
Interest expense	4,162	—	—	4,162
Income before provision for income taxes	1,133,983	269,337	(120,000)	1,283,320
Provision for income taxes	338,453	100,256	—	438,709
Net income	$795,530	$169,081	$(120,000)	$844,611

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,268,480	$—	$(10,190)	$5,258,290
Financial Services	—	643,067	(1,485)	641,582
Total revenue	5,268,480	643,067	(11,675)	5,899,872
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,395,918	—	—	3,395,918
Financial Services interest expense	—	165,491	—	165,491
Financial Services provision for credit losses	—	60,008	—	60,008
Selling, administrative and engineering expense	995,378	143,181	(11,675)	1,126,884
Restructuring benefit	(2,131)	—	—	(2,131)
Total costs and expenses	4,389,165	368,680	(11,675)	4,746,170
Operating income	879,315	274,387	—	1,153,702
Investment income	190,859	—	(185,000)	5,859
Interest expense	45,256	—	—	45,256
Income before provision for income taxes	1,024,918	274,387	(185,000)	1,114,305
Provision for income taxes	279,841	100,471	—	380,312
Net income	$745,077	$173,916	$(185,000)	$733,993

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,952,748	$—	$(10,166)	$4,942,582
Financial Services	—	639,482	(1,558)	637,924
Total revenue	4,952,748	639,482	(11,724)	5,580,506
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,222,394	—	—	3,222,394
Financial Services interest expense	—	195,990	—	195,990
Financial Services provision for credit losses	—	22,239	—	22,239
Selling, administrative and engineering expense	977,782	145,174	(11,724)	1,111,232
Restructuring expense	28,475	—	—	28,475
Total costs and expenses	4,228,651	363,403	(11,724)	4,580,330
Operating income	724,097	276,079	—	1,000,176
Investment income	232,369	—	(225,000)	7,369
Interest expense	46,033	—	—	46,033
Income before provision for income taxes	910,433	276,079	(225,000)	961,512
Provision for income taxes	233,385	104,202	—	337,587
Net income	$677,048	$171,877	$(225,000)	$623,925

	December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$573,895	$332,785	$—	$906,680
Marketable securities	57,325	—	—	57,325
Accounts receivable, net	658,735	—	(411,114)	247,621
Finance receivables, net	—	1,916,635	—	1,916,635
Inventories	448,871	—	—	448,871
Restricted cash	—	98,627	—	98,627
Deferred income taxes	50,015	39,901	—	89,916
Other current assets	142,278	43,125	(2,983)	182,420
Total current assets	1,931,119	2,431,073	(414,097)	3,948,095
Finance receivables, net	—	4,516,246	—	4,516,246
Property, plant and equipment, net	848,661	34,416	—	883,077
Goodwill	27,752	—	—	27,752
Deferred income taxes	75,121	4,863	(2,149)	77,835
Other long-term assets	113,727	39,309	(77,944)	75,092
	$2,996,380	$7,025,907	$(494,190)	$9,528,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,098	$436,884	$(411,114)	$196,868
Accrued liabilities	370,652	83,797	(5,132)	449,317
Short-term debt	—	731,786	—	731,786
Current portion of long-term debt	—	1,011,315	—	1,011,315
Total current liabilities	541,750	2,263,782	(416,246)	2,389,286
Long-term debt	—	3,761,528	—	3,761,528
Pension liability	76,186	—	—	76,186
Postretirement healthcare liability	203,006	—	—	203,006
Other long-term liabilities	164,060	24,745	—	188,805
Commitments and contingencies (Note 15)
Total shareholders’ equity	2,011,378	975,852	(77,944)	2,909,286
	$2,996,380	$7,025,907	$(494,190)	$9,528,097

	December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$718,912	$347,700	$—	$1,066,612
Marketable securities	99,009	—	—	99,009
Accounts receivable, net	850,248	—	(589,183)	261,065
Finance receivables, net	—	1,773,686	—	1,773,686
Inventories	424,507	—	—	424,507
Restricted cash	—	144,807	—	144,807
Deferred income taxes	70,557	33,068	—	103,625
Other current assets	82,717	34,573	(1,798)	115,492
Total current assets	2,245,950	2,333,834	(590,981)	3,988,803
Finance receivables, net	—	4,225,877	—	4,225,877
Property, plant and equipment, net	808,005	34,472	—	842,477
Prepaid pension costs	244,871	—	—	244,871
Goodwill	30,452	—	—	30,452
Deferred income taxes	3,339	—	—	3,339
Other long-term assets	126,940	17,360	(75,079)	69,221
	$3,459,557	$6,611,543	$(666,060)	$9,405,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,786	$625,191	$(589,183)	$239,794
Accrued liabilities	353,618	77,774	(4,057)	427,335
Short-term debt	—	666,317	—	666,317
Current portion of long-term debt	303,000	873,140	—	1,176,140
Total current liabilities	860,404	2,242,422	(593,240)	2,509,586
Long-term debt	—	3,416,713	—	3,416,713
Pension liability	36,371	—	—	36,371
Postretirement healthcare liability	216,165	—	—	216,165
Deferred income taxes	44,584	2,656	2,259	49,499
Other long-term liabilities	146,686	20,534	—	167,220
Commitments and contingencies (Note 15)
Total shareholders’ equity	2,155,347	929,218	(75,079)	3,009,486
	$3,459,557	$6,611,543	$(666,060)	$9,405,040

	Year Ended December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$795,530	$169,081	$(120,000)	$844,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	171,187	8,113	—	179,300
Amortization of deferred loan origination costs	—	94,429	—	94,429
Amortization of financing origination fees	59	8,383	—	8,442
Provision for employee long-term benefits	33,709	—	—	33,709
Contributions to pension and postretirement plans	(29,686)	—	—	(29,686)
Stock compensation expense	35,064	2,865	—	37,929
Net change in wholesale finance receivables	—	—	(75,210)	(75,210)
Provision for credit losses	—	80,946	—	80,946
Loss on debt extinguishment	—	3,942	—	3,942
Deferred income taxes	(191)	(7,430)	—	(7,621)
Foreign currency adjustments	21,964	—	—	21,964
Other, net	20,273	(21,764)	—	(1,491)
Change in current assets and current liabilities:
Accounts receivable	(31,740)	—	21,931	(9,809)
Finance receivables—accrued interest and other	—	(2,515)	—	(2,515)
Inventories	(50,886)	—	—	(50,886)
Accounts payable and accrued liabilities	16,074	21,629	(18,575)	19,128
Restructuring reserves	2,181	—	—	2,181
Derivative instruments	703	—	—	703
Prepaid and other	(17,187)	13,798	—	(3,389)
Total adjustments	171,524	202,396	(71,854)	302,066
Net cash provided by operating activities	967,054	371,477	(191,854)	1,146,677
Cash flows from investing activities:
Capital expenditures	(224,262)	(8,057)	—	(232,319)
Origination of finance receivables	—	(7,693,884)	4,125,461	(3,568,423)
Collections of finance receivables	—	7,066,852	(4,053,607)	3,013,245
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	1,837	—	—	1,837
Net cash used by investing activities	(181,415)	(635,089)	71,854	(744,650)

	Year Ended December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	991,835	—	991,835
Repayments of medium-term notes	—	(526,431)	—	(526,431)
Repayment of senior unsecured notes	(303,000)	—	—	(303,000)
Intercompany borrowing activity	200,000	(200,000)	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(834,856)	—	(834,856)
Borrowings of asset-backed commercial paper	—	84,907	—	84,907
Repayments of asset-backed commercial paper	—	(77,800)	—	(77,800)
Net increase in credit facilities and unsecured commercial paper	—	63,945	—	63,945
Net change in restricted cash	—	22,755	—	22,755
Dividends	(238,300)	(120,000)	120,000	(238,300)
Purchase of common stock for treasury	(615,602)	—	—	(615,602)
Excess tax benefits from share-based payments	11,540	—	—	11,540
Issuance of common stock under employee stock option plans	37,785	—	—	37,785
Net cash (used by) provided by financing activities	(907,577)	251,481	120,000	(536,096)
Effect of exchange rate changes on cash and cash equivalents	(23,079)	(2,784)	—	(25,863)
Net decrease in cash and cash equivalents	$(145,017)	$(14,915)	$—	$(159,932)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net decrease in cash and cash equivalents	(145,017)	(14,915)	—	(159,932)
Cash and cash equivalents—end of period	$573,895	$332,785	$—	$906,680

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$745,077	$173,916	$(185,000)	$733,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	160,181	6,891	—	167,072
Amortization of deferred loan origination costs	—	86,181	—	86,181
Amortization of financing origination fees	473	8,903	—	9,376
Provision for employee long-term benefits	66,877	—	—	66,877
Contributions to pension and postretirement plans	(204,796)	—	—	(204,796)
Stock compensation expense	38,367	2,877	—	41,244
Net change in wholesale finance receivables	—	—	28,865	28,865
Provision for credit losses	—	60,008	—	60,008
Loss on debt extinguishment	—	4,947	—	4,947
Deferred income taxes	54,568	(1,988)	—	52,580
Foreign currency adjustments	16,269	—	—	16,269
Other, net	10,942	(819)	—	10,123
Change in current assets and current liabilities:
Accounts receivable	(24,273)	—	(12,380)	(36,653)
Finance receivables – accrued interest and other	—	(346)	—	(346)
Inventories	(46,474)	—	—	(46,474)
Accounts payable and accrued liabilities	(60,907)	(5,096)	12,380	(53,623)
Restructuring reserves	(25,042)	—	—	(25,042)
Derivative instruments	(2,161)	(28)	—	(2,189)
Prepaid and other	70,900	(2,219)	—	68,681
Total adjustments	54,924	159,311	28,865	243,100
Net cash provided by operating activities	800,001	333,227	(156,135)	977,093
Cash flows from investing activities:
Capital expenditures	(199,354)	(8,967)	—	(208,321)
Origination of finance receivables	—	(7,140,533)	3,896,528	(3,244,005)
Collections of finance receivables	—	6,757,387	(3,925,393)	2,831,994
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	40,108	—	—	40,108
Other	16,355	—	—	16,355
Net cash used by investing activities	(147,889)	(392,113)	(28,865)	(568,867)

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(27,858)	—	(27,858)
Intercompany borrowing activity	(50,000)	50,000	—	—
Proceeds from securitization debt	—	647,516	—	647,516
Repayments of securitization debt	—	(840,387)	—	(840,387)
Borrowings of asset-backed commercial paper	—	88,456	—	88,456
Net increase in credit facilities and unsecured commercial paper	—	371,085	—	371,085
Repayments of asset-backed commercial paper	—	(78,765)	—	(78,765)
Net change in restricted cash	—	43,201	—	43,201
Dividends paid	(187,688)	(185,000)	185,000	(187,688)
Purchase of common stock for treasury, net of issuances	(479,231)	—	—	(479,231)
Excess tax benefits from share based payments	19,895	—	—	19,895
Issuance of common stock under employee stock option plans	50,567	—	—	50,567
Net cash (used by) provided by financing activities	(646,457)	68,248	185,000	(393,209)
Effect of exchange rate changes on cash and cash equivalents	(14,459)	(2,084)	—	(16,543)
Net (decrease) increase in cash and cash equivalents	$(8,804)	$7,278	$—	$(1,526)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(8,804)	7,278	—	(1,526)
Cash and cash equivalents – end of period	$718,912	$347,700	$—	$1,066,612

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$677,048	$171,877	$(225,000)	$623,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	162,659	6,319	—	168,978
Amortization of deferred loan origination costs	—	78,592	—	78,592
Amortization of financing origination fees	473	9,496	—	9,969
Provision for employee long-term benefits	67,612	3,735	—	71,347
Contributions to pension and postretirement plans	(244,416)	—	—	(244,416)
Stock compensation expense	37,544	3,271	—	40,815
Net change in wholesale finance receivables	—	—	2,513	2,513
Provision for credit losses	—	22,239	—	22,239
Loss on debt extinguishment	—	4,323	—	4,323
Pension and postretirement healthcare plan curtailment and settlement expense	6,242	—	—	6,242
Deferred income taxes	117,772	10,680	—	128,452
Foreign currency adjustments	9,773	—	—	9,773
Other, net	(2,290)	(4,926)	—	(7,216)

	Year Ended December 31, 2012
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Change in current assets and current liabilities:
Accounts receivable	9,323	—	(23,013)	(13,690)
Finance receivables – accrued interest and other	—	(4)	—	(4)
Inventories	21,459	—	—	21,459
Accounts payable and accrued liabilities	(6,368)	(27,443)	23,013	(10,798)
Restructuring reserves	(16,087)	—	—	(16,087)
Derivative instruments	2,906	(148)	—	2,758
Prepaid and other	(95,162)	(2,554)	—	(97,716)
Total adjustments	71,440	103,580	2,513	177,533
Net cash provided by operating activities	748,488	275,457	(222,487)	801,458
Cash flows from investing activities:
Capital expenditures	(180,416)	(8,586)	—	(189,002)
Origination of finance receivables	—	(6,544,828)	3,686,127	(2,858,701)
Collections of finance receivables	—	6,456,729	(3,688,640)	2,768,089
Purchases of marketable securities	(4,993)	—	—	(4,993)
Sales and redemptions of marketable securities	23,296	—	—	23,296
Net cash used by investing activities	(162,113)	(96,685)	(2,513)	(261,311)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	993,737	—	993,737
Repayment of medium-term notes	—	(420,870)	—	(420,870)
Intercompany borrowing activity	(400,000)	400,000	—	—
Proceeds from securitization debt	—	763,895	—	763,895
Repayments of securitization debt	—	(1,405,599)	—	(1,405,599)
Borrowings of asset-backed commercial paper	—	200,417	—	200,417
Net decrease in credit facilities and unsecured commercial paper	—	(744,724)	—	(744,724)
Repayments of asset-backed commercial paper	—	(24,301)	—	(24,301)
Net change in restricted cash	—	41,647	—	41,647
Dividends paid	(141,681)	(225,000)	225,000	(141,681)
Purchase of common stock for treasury, net of issuances	(311,632)	—	—	(311,632)
Excess tax benefits from share based payments	13,065	—	—	13,065
Issuance of common stock under employee stock option plans	45,973	—	—	45,973
Net cash used by financing activities	(794,275)	(420,798)	225,000	(990,073)
Effect of exchange rate changes on cash and cash equivalents	(7,714)	(1,172)	—	(8,886)
Net decrease in cash and cash equivalents	$(215,614)	$(243,198)	$—	$(458,812)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$943,330	$583,620	$—	$1,526,950
Net decrease in cash and cash equivalents	(215,614)	(243,198)	—	(458,812)
Cash and cash equivalents – end of period	$727,716	$340,422	$—	$1,068,138
22.    Subsequent Events
On January 22, 2015, HDFS issued $700.0 million of secured notes through a term asset-backed securitization transaction at a weighted average interest rate of 1.19%.

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 30, 2014	Mar 31, 2013	June 29, 2014	June 30, 2013	Sep 28, 2014	Sep 29, 2013	Dec 31, 2014	Dec 31, 2013
Motorcycles:
Revenue	$1,571.7	$1,414.2	$1,834.3	$1,631.5	$1,130.6	$1,180.3	$1,031.2	$1,032.3
Operating income(a)	$347.7	$276.8	$473.3	$357.7	$146.3	$175.5	$35.9	$60.7
Financial Services:
Revenue	$154.4	$157.0	$166.4	$162.8	$171.0	$163.4	$169.0	$158.3
Operating income	$63.2	$71.5	$74.4	$74.2	$77.8	$76.1	$62.4	$61.3
Consolidated:
Income before taxes	$408.9	$338.5	$549.1	$422.4	$225.5	$241.3	$99.9	$112.1
Net income	$265.9	$224.1	$354.2	$271.7	$150.1	$162.7	$74.5	$75.4
Earnings per common share:
Basic	$1.21	$1.00	$1.63	$1.22	$0.70	$0.73	$0.35	$0.34
Diluted	$1.21	$0.99	$1.62	$1.21	$0.69	$0.73	$0.35	$0.34

(a)	Operating income for the Motorcycles segment includes restructuring expense (benefit) as discussed in Note 3 for the following periods (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 30, 2014	Mar 31, 2013	June 29, 2014	June 30, 2013	Sep 28, 2014	Sep 29, 2013	Dec 31, 2014	Dec 31, 2013
Restructuring expense (benefit)	$—	$2.9	$—	$(5.3)	$—	$0.6	$—	$(0.4)

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed on or about March 16, 2015 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Proposal I – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.
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
The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2014:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	2,716,768	$43.34	9,465,837
Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	—	$—	142,449
	—	$—	265,937
Total all plans	2,716,768		9,731,774
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

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Accounts receivable – allowance for doubtful accounts
Balance, beginning of period	$4,960	$4,954	$4,952
Provision charged to expense	(471)	245	424
Reserve adjustments	(394)	(136)	(401)
Write-offs, net of recoveries	(637)	(103)	(21)
Balance, end of period	$3,458	$4,960	$4,954
Finance receivables – allowance for credit losses
Balance, beginning of period	$110,693	$107,667	$125,449
Provision for credit losses	80,946	60,008	22,239
Charge-offs, net of recoveries	(64,275)	(56,982)	(40,021)
Balance, end of period	$127,364	$110,693	$107,667
Inventories – allowance for obsolescence(a)
Balance, beginning of period	$17,463	$22,936	$23,204
Provision charged to expense	19,044	5,254	9,489
Reserve adjustments	(399)	(1,281)	(696)
Write-offs, net of recoveries	(18,333)	(9,446)	(9,061)
Balance, end of period	$17,775	$17,463	$22,936
Deferred tax assets – valuation allowance
Balance, beginning of period	$21,818	$16,314	$14,914
Adjustments	3,644	5,504	1,400
Balance, end of period	$25,462	$21,818	$16,314

(a)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2015.

HARLEY-DAVIDSON, INC.

By:	/S/ Keith E. Wandell
Keith E. Wandell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2015.

Name	Title

/S/ Keith E. Wandell	Chairman, President and Chief Executive Officer
Keith E. Wandell	(Principal executive officer)

/S/ Matthew S. Levatich	Director, HDMC President and Chief Operating Officer
Matthew S. Levatich

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ Barry K. Allen	Director
Barry K. Allen

/S/ R. John Anderson	Director
R. John Anderson

/S/ Richard I. Beattie	Presiding Director
Richard I. Beattie

/S/ Michael J. Cave	Director
Michael J. Cave

/S/ George H. Conrades	Director
George H. Conrades

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
3.1	Restated Articles of Incorporation as September 8, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2011 (File No. 1-9183))
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

4.14	Officers' Certificate, dated September 16, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.400% Medium-Term Notes due 2019
4.15	Officers' Certificate, dated November 18, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 1.550% Medium-Term Notes due 2017
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
10.2
2001 York Hourly-Paid Employees Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9183))

10.3*
Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.4*
Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.5*
Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 26, 2014 filed on March 14, 2014 (File No. 1-9183))

10.6*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective December 1, 2014
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
101
Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2014, filed on February 19, 2015 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders' Equity; and (vi) the Notes to Consolidated Financial Statements.

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